Form 10QSB
period 1995-06-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1995-08-02
CIK 701719

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           June 30, 1995
                              ----------------------------------------------

 (   )   Transition Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from                       to
                               --------------------    ---------------------

Commission File Number                        1-11048
                       -----------------------------------------------------

                    Dallas Gold and Silver Exchange, Inc.
- -------------------------------------------------------------------------------
                       (Name of small business issuer)



             Nevada                                      88-0097334
- -----------------------------               -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or
organization)

     2817 Forest Lane, Dallas, Texas                               75234
- ---------------------------------------------                ------------------
(Address of principal executive offices)                        (Zip Code)

(Issuer's telephone number, including area code)    (214) 484-3662
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at July 10, 1995
- ----------------------------               --------------------------------
Common Stock, $.01 per value                          5,873,351

PART I.   FINANCIAL INFORMATION

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                             June 30,               December 31,
         ASSETS                                               1995                     1994
                                                          ------------              ----------
Current assets:
  Cash                                                    $    114,376              $  432,713
  Marketable securities - trading                              455,055                 328,380
  Trade receivables                                            152,804                 141,754
  Loans                                                         37,863                  41,369
  Other receivables                                             16,952                  40,475
  Inventory                                                    863,069                 748,603
  Prepaid expenses                                              50,715                  23,428
                                                          ------------              ----------
   Total current assets                                      1,690,834               1,756,722

Investments in marketable securities                         1,660,339                 673,360
Property and equipment                                       1,083,264               1,070,987
Other assets                                                    54,274                  55,607
                                                          ------------              ----------
  Total assets                                            $  4,488,711              $3,556,676
                                                          ============              ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                           $    396,974              $  153,346
  Accounts payable                                             172,096                 267,082
  Accrued expenses                                              82,560                 133,908
  Customer deposits                                             36,439                  26,282
  Current maturities of long-term
    debt and lease obligations                                  36,402                  91,224
                                                          ------------              ----------
    Total current liabilities                                  724,471                 671,842
Long-term debt, less current maturities                        844,767               1,077,042
Capital lease obligations, less
  Current maturities                                            47,393                  52,722
                                                          ------------              ----------
   Total liabilities                                         1,616,631               1,801,606
                                                          ------------              ----------

Shareholders' equity:
  Common stock, $.01 par value;
  authorized 10,000,000 shares;
  issued and outstanding 5,873,351
  shares at June 30, 1995 and
  5,883,351 at December 31, 1994                                58,734                  58,834
  Additional paid-in capital                                 5,273,875               5,291,345
  Accumulated deficit                                       (3,181,877)             (3,461,452)
                                                          ------------              ----------
                                                             2,150,732               1,888,727
  Unrealized gain (loss) on securities                         721,348                (133,657)
                                                          ------------              ----------
   Total shareholders' equity                                2,872,080               1,755,070
   Total liabilities and shareholders'
    equity                                                $  4,488,711              $3,556,676
                                                          ============              ==========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                    Three Months Ended
                                                                         June 30,
                                                              1995                     1994
                                                          ------------------------------------
Revenues:
  Sales                                                   $  2,889,120              $2,890,165
  Pawn service fees                                             14,100                  14,500
  Travel agency income                                         418,930                 284,935
  Consulting service income                                     30,325                  60,562
  Interest income                                                   12                   -0-
  Realized gain on marketable securities                         -0-                     -0-
  Unrealized gain on trading securities                        106,095                   -0-
  Other income                                                   -0-                     4,744
                                                          ------------              ----------

                                                             3,458,582               3,254,906

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)                             2,430,053               2,526,573
  Travel agency costs                                          408,088                 273,912
  Consulting service costs                                      62,083                  59,232
  General and administrative
   expenses                                                    436,824                 310,425
  Depreciation and amortization                                 20,166                  19,622
  Interest expense                                              40,426                  33,183
                                                          ------------              ----------

    Total costs and expenses                                 3,397,640               3,222,947
                                                          ------------              ----------

Net income                                                $     60,942              $   31,959
                                                          ============              ==========


Income per share of common stock                          $        .01              $      .01
                                                          ============              ==========


             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                    Six Months Ended
                                                                        June 30,
                                                              1995                     1994
                                                          ------------------------------------
Revenues:
  Sales                                                   $  5,357,701              $5,971,998
  Pawn service fees                                             28,866                  27,600
  Travel agency income                                         702,916                 540,501
  Consulting service income                                    247,427                  84,312
  Interest income                                                   12                     571
  Realized gain on marketable securities                        63,516                   -0-
  Unrealized gain on trading securities                        142,375                   -0-
  Other income                                                   -0-                     4,744
                                                          ------------              ----------

                                                             6,542,813               6,629,726

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)                             4,454,376               5,254,866
  Travel agency costs                                          683,536                 521,271
  Consulting service costs                                     122,000                 116,777
  General and administrative
   expenses                                                    883,339                 599,088
  Depreciation and amortization                                 39,661                  39,005
  Interest expense                                              80,326                  64,615
                                                          ------------              ----------

    Total costs and expenses                                 6,263,238               6,595,622
                                                          ------------              ----------

Net income                                                $    279,575              $   34,104
                                                          ============              ==========

Income per share of common stock                          $        .05              $      .01
                                                          ============              ==========



             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                     Six Months Ended
                                                                          June 30,
                                                                 1995                  1994
                                                          ------------------------------------
Cash used for operating activities                        $   (306,529)             $ (329,013)

Cash flows from investing activities:
  (Increase) decrease in loans, net                              3,506                 (10,861)
   Purchase of property, plant and
    equipment                                                  (51,938)                (29,013)
   Sale of marketable securities                               126,792
   Purchase of marketable securities                           (23,800)
                                                          ------------              ----------
     Net cash provided by (used
     for investing activities                                   54,560                 (39,874)
                                                          ------------              ----------

Cash flows from financing activities:
   Proceeds from loan                                                                   50,000
   Purchase of common stock                                    (17,570)                (17,068)
   Increase (decrease) in notes payable                         18,075                 (11,534)
   Principal payments on long-term debt                        (47,411)                 (5,866)
   Principal payments on capital
    lease obligations                                          (19,462)                (12,161)
                                                          ------------              ----------
      Net cash used for financing
       activities                                              (66,368)                  3,371
                                                          ------------              ----------

Decrease in cash and cash equivalents                     $   (318,337)             $ (365,516)
                                                          ============              ==========


             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT



June 30, 1995

(1)  BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements of Dallas Gold and Silver Exchange, Inc. and Subsidiaries include the financial statements of Dallas Gold and Silver Exchange, Inc. and its wholly-owned subsidiaries, DGSE Corporation, Dallas Global Travel, Inc. and DLS Financial Services, Inc.. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The Company's operating results for the periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Quarter ended June 30, 1995 vs 1994:

Sales for the second quarter of 1995 decreased $ 1,045 when compared to the corresponding quarter of 1994. The decrease was primarily the result of a decrease in precious metals sales in the amount of $ 60,172. Travel agency income increased by $ 133,995 or 47.0% due to an increase in business related travel. Consulting service income decreased by $ 30,237 as a result of the relocation of DLS FINANCIAL SERVICES form California to Dallas during May 1995. Unrealized gains on trading securities in the amount of $ 106,095 was the result of an increase in the market value of the Company's investments in trading securities. Cost of sales decreased by $ 52,940 primarily due to the decrease in precious metals sales. Travel agency costs increased by $ 134,176 due to the 47.0% increase in income.

General and administration expenses increased by $ 126,399 primarily due to cost associated with the new jewelry store which opened in August, 1994.

Interest expense increased by $ 7,243 or 21.8% in 1995 due to interest paid on working capital loans issued during 1994.



Six months ended June 30, 1995 vs. 1994:

Sales for the six months ended June 30, 1995 decreased $ 614,297 or 10.3% primarily due to a decrease in precious metals of $ 677,557. Travel agency income increased $ 162,415 or 30.1% due to an increase in business related travel. Consulting service income increased $ 163,115 primarily due to $ 225,000 consulting fee earned relating to the recapitalization of an existing client. During the first six months of 1995 the Company sold $ 126,792 of marketable securities realizing a gain of $ 63,516. Unrealized gains on trading securities of $ 142,375 was the result of an increase in the market value of the Company's investment in trading securities. Cost of sales decreased by $ 800,490 during 1995 primarily due to the $ 677,557 decrease in precious metals sales. Travel agency costs increased by $ $ 162,265 due to the 30.1% increase in income.

General and administrative costs increased by $ 284,251 primarily due to costs associated with the new jewelry store which opened in August, 1994.

Interest expense increased by $ 15,711 in 1995 due to interest paid on working capital loans issued during 1994.

Liquidity and Capital Resources

Due to the somewhat seasonal nature of the Company's jewelry business, inventory and trade receivables are at their lowest levels on December 31 of each year. During the first half of each year jewelry inventory is replenished and trade receivables begin to increase. During the first half of 1995, cash and cash equivalents decreased by $318,337 primarily as a result of increases in inventory ($ 114,466) and net receivables ($11,050) and a decrease in trade payable and accrued expenses ($ 146,334).

During, 1993 and 1994, the Company borrowed a net $559,856 primarily from individuals. The proceeds from these loans were used to purchase additional inventory to hold for sale to retail customers and to meet other working capital requirements. In addition, in February 1994, the Company entered into a lease agreement for a second retail jewelry store in Dallas, Texas. The new store began operations in August, 1994.

Management believes that additional working capital loans may be required to maintain inventory levels. The Company will attempt obtain to this financing from commercial banks and individuals. However, their can be no assurance that additional financing will be received.

In addition, the Company expects capital expenditures to total approximately $75,000 during 1995. If additional financing is not obtained, the Company may be required to adjust its inventory levels accordingly.

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

            27        Financial Data Schedule

         Reports on Form 8-K - None

                                   SIGNATURES


         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                           Dated: August 3, 1995
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                           Dated: August 3, 1995
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                          Dated: August 3, 1995
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                           Dated: August 3, 1995
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- -------             -----------                                              ------------

27       Financial Data Schedule.
