Form 10QSB
period 1995-09-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1995-11-08
CIK 701719

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       SEPTEMBER 30, 1995
                              -------------------------------------------------

 (   )   Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

For the transition period from                 to
                               ---------------    ----------------

Commission File Number                     1-11048
                       ---------------------------------------------------------

                    Dallas Gold and Silver Exchange, Inc.
--------------------------------------------------------------------------------
                       (Name of small business issuer)


        Nevada                                          88-0097334
------------------------------              ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or
organization)

     2817 Forest Lane, Dallas, Texas                         75234
--------------------------------------------            --------------
(Address of principal executive offices)                   (Zip Code)

(Issuer's telephone number, including area code) (214) 484-3662
                                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding on November 1, 1995
----------------------------               --------------------------------
Common Stock, $.01 per value                  5,830,451

PART I.   FINANCIAL INFORMATION

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                            September 30,  December 31,
                     ASSETS                                     1995         1994
                                                             ---------     ---------
Current assets:
  Cash                                                      $   36,176    $  432,713
  Marketable securities - trading                              947,630       328,380
  Trade receivables                                            145,235       141,754
  Loans                                                         35,453        41,369
  Other receivables                                             16,952        40,475
  Inventory                                                    966,628       748,603
  Prepaid expenses                                              42,596        23,428
                                                            ----------    ----------
   Total current assets                                      2,190,670     1,756,722

Investments in marketable securities                           754,059       673,360
Property and equipment                                       1,089,245     1,070,987
Other assets                                                    53,608        55,607
                                                            ----------    ----------
  Total assets                                              $4,087,582    $3,556,676
                                                            ==========    ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                             $  445,806    $  153,346
  Accounts payable                                             267,502       267,082
  Accrued expenses                                             108,172       133,908
  Customer deposits                                             32,466        26,282
  Current maturities of long-term
    debt and lease obligations                                  30,436        91,224
                                                            ----------    ----------
    Total current liabilities                                  884,382       671,842
Long-term debt, less current maturities                        844,128     1,077,042
Capital lease obligations, less
  Current maturities                                            44,015        52,722
                                                            ----------    ----------
   Total liabilities                                         1,772,525     1,801,606
                                                            ----------    ----------

Shareholders' equity:
  Common stock, $.01 par value;
  authorized 10,000,000 shares;
  issued and outstanding 5,830,451
  shares at September 30, 1995 and
  5,883,351 at December 31, 1994                                58,305        58,834
  Additional paid-in capital                                 5,205,196     5,291,345
  Accumulated deficit                                       (3,171,601)   (3,461,452)
                                                            ----------    ----------
                                                             2,091,900     1,888,727
  Unrealized gain (loss) on securities                         223,157    (  133,657)
                                                            ----------    ----------
   Total shareholders' equity                                2,315,057     1,755,070
   Total liabilities and shareholders'
    equity                                                  $4,087,582    $3,556,676
                                                            ----------    ----------

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                  Three Months Ended
                                                                     September 30,
                                                                  1995          1994
                                                               ------------------------

Revenues:
  Sales                                                       $2,428,080     $2,477,689
  Pawn service fees                                               13,475         16,760
  Travel agency income                                           348,268        226,743
  Consulting service income                                       19,812          7,913
  Interest income                                                     15            119
  Realized gain on marketable securities                             154           -0-
  Unrealized gain on trading securities                           84,331           -0-
  Other income                                                      -0-            -0-
                                                              ----------     ----------

                                                               2,894,135      2,729,224

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)                               1,947,358      2,050,776
  Travel agency costs                                            340,661        220,428
  Consulting service costs                                        76,274         53,334
  General and administrative
   expenses                                                      459,892        343,031
  Depreciation and amortization                                   18,551         20,902
  Interest expense                                                41,124         37,664
                                                              ----------     ----------

    Total costs and expenses                                   2,883,860      2,726,135
                                                              ----------     ----------

Net income                                                    $   10,275     $    3,089
                                                              ==========     ==========


Income per share of common stock                              $              $
                                                              ==========     ==========


             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                 1995           1994
                                                              -------------------------

Revenues:
  Sales                                                       $7,785,781     $8,449,687
  Pawn service fees                                               42,341         44,360
  Travel agency income                                         1,051,184        767,244
  Consulting service income                                      267,239         92,225
  Interest income                                                     27            690
  Realized gain on marketable securities                          63,670            -0-
  Unrealized gain on trading securities                          226,706            -0-
  Other income                                                     -0-            4,744
                                                              ----------     ----------

                                                               9,436,948      9,358,950

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)                               6,401,734      7,305,642
  Travel agency costs                                          1,024,197        741,699
  Consulting service costs                                       198,274        170,111
  General and administrative
   expenses                                                    1,343,230        942,119
  Depreciation and amortization                                   58,212         59,907
  Interest expense                                               121,450        102,279
                                                              ----------     ----------

    Total costs and expenses                                   9,147,097      9,321,757
                                                              ----------     ----------

Net income                                                    $  289,851     $   37,193
                                                              ==========     ==========

Income per share of common stock                              $      .05     $      .01
                                                              ==========     ==========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      Nine Months Ended
                                                         September 30,
                                                        1995       1994
                                                    ----------------------

Cash used for operating activities                  $ (333,790)  $(302,196)

Cash flows from investing activities:
  (Increase) decrease in loans, net                      5,916      (8,895)
   Purchase of property, plant and
    equipment                                          (76,470)    (76,512)
   Sale of marketable securities                       126,792
   Purchase of marketable securities                   (23,800)    (69,122)
   New store organization costs                                    (19,922)
                                                    ----------   ---------
   Net cash provided by (used
     for investing activities                           32,438    (174,451)
                                                    ----------   ---------

Cash flows from financing activities:
   Proceeds from loans                                  71,566     172,375
   Purchase of common stock                            (86,678)    (42,193)
   Principal payments on loans                         (45,670)
   Principal payments on long-term
    debt                                                (9,600)     (9,248)
   Principal payments on capital
    lease obligations                                  (24,803)    (18,566)
                                                    ----------   ---------
     Net cash used for financing
      activities                                       (95,185)    102,368
                                                    ----------   ---------

Decrease in cash and cash equivalents               $ (396,537)  $(374,279)
                                                    ==========   =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT



September 30, 1995

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

         The Company's operating results for the periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Quarter ended September 30, 1995 vs 1994:

Sales for the third quarter of 1995 decreased $ 49,609 when compared to the corresponding quarter of 1994. The decrease was primarily the result of a decrease in precious metals sales in the amount of $ 131,664. Travel agency income increased by $ 121,525 or 53.6% due to an increase in business related travel. Unrealized gains on trading securities in the amount of $ 84,331 was the result of an increase in the market value of the Company's investments in trading securities. Cost of sales decreased by $ 103,418 primarily due to the decrease in precious metals sales. Travel agency costs increased by $ 120,233 due to the 53.6% increase in income. Consulting service cost increased $ 22,940 due to increased travel expenses.

General and administration expenses increased by $ 116,861 primarily due to cost associated with the new jewelry store which opened in August, 1994.


Nine months ended September 30, 1995 vs. 1994:

Sales for the nine months ended September 30, 1995 decreased       $ 663,906 or
7.9% primarily due to a decrease in precious metals of $ 809,221. Travel agency income increased $ 283,960 or 37.0% due to an increase in business related travel. Consulting service income increased $ 175,014 primarily due to $ 225,000 consulting fee earned relating to the recapitalization of an existing client. During the first nine months of 1995 the Company sold $ 126,792 of marketable securities realizing a gain of $ 63,670. Unrealized gains on trading securities of $ 226,706 was the result of an increase in the market value of the Company's investment in trading securities. Cost of sales decreased by $ 903,908 during 1995 primarily due to the $ 809,221 decrease in precious metals sales. Travel agency costs increased by $ 282,498 due to the 37.0% increase in income.

General and administrative costs increased by $ 401,111 primarily due to costs associated with the new jewelry store which opened in August, 1994.

Interest expense increased by $ 19,171 in 1995 due to interest paid on working capital loans issued during 1994.

Liquidity and Capital Resources

Due to the somewhat seasonal nature of the Company's jewelry business, inventory and trade receivables are at their lowest levels on December 31 of each year. During the first nine months of each year jewelry inventory is replenished and trade receivables begin to increase. During the first nine months of 1995, cash and cash equivalents decreased by $ 396,537 primarily as a result of an increase in inventory ($ 218,025) and due to the purchase of common stock in the amount of $ 86,678.

During, 1993 and 1994, the Company borrowed a net $559,856 primarily from individuals. The proceeds from these loans were used to purchase additional inventory to hold for sale to retail customers and to met other working capital requirements. In addition, in February 1994, the Company entered into a lease agreement for a second retail jewelry store in Dallas, Texas. The new store began operations in August, 1994.

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

           Exhibits - Exhibit 27

           Reports on Form 8-K - None

                                   SIGNATURES


         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                           Dated: November 6, 1995
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                           Dated: November 6, 1995
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                          Dated: November 6, 1995
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                           Dated: November 6, 1995
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit
  No.                            Description
-------                          -----------
  27              Financial Data Schedule