Form 10KSB40
period 1995-12-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1996-03-18
CIK 701719

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-KSB
(Mark One)
 ( x )   Annual Report pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934 (Fee Required)
For the Fiscal year ended        December 31, 1995         or
                         ---------------------------------

 (   )   Transition Report under Section 13 or 15 (d) of the
         Securities Exchange Act of 1934 (No Fee Required)
For the transition period from                 to
                               ----------------   ----------------

Commission file number     1-11048
                      ----------------

                     Dallas Gold and Silver Exchange, Inc.
                  (formerly The American Pacific Mint, Inc.)
--------------------------------------------------------------------------------
                        (Name of small business issuer)

             NEVADA                                    88-0097334
   -----------------------------           -------------------------------
   (State or other jurisdiction            (I.R.S. Employer Identification
   incorporation or organization)          Number)

2817 Forest Lane, Dallas, Texas                            75234
----------------------------------------                -------------
(Address of Principal Executive Offices)                 (Zip Code)

Issuer's telephone number, including area code (214) 484-3662 Securities registered under Section 12(b) of the Exchange Act:

  Title of each class           Name of each exchange on which registered
  -------------------           -----------------------------------------
     COMMON STOCK                      AMERICAN STOCK EXCHANGE
   $ .01 par value                       EMERGING COMPANIES
Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                    NONE
--------------------------------------------------------------------------------
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days.  Yes   x    No
                                                             ------    ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

During fiscal year ended December 31, 1995, total revenues were $ 13,238,516.

As of March 7, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $ 3,199,719.

As of March 7, 1996, 5,820,849 shares of Common Stock were outstanding.

Documents incorporated by reference: Portions of the proxy statement for the annual shareholders' meeting to be held June 17, 1996, are incorporated by reference into Part III.

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Dallas Gold and Silver Exchange, Inc. (the "Company") (formerly The American Pacific Mint, Inc.) was incorporated in Nevada in September 1965.

The Company sells jewelry and bullion products to both retail and wholesale customers throughout the United States and makes collateralized loans to individuals. During the last three years the Company has focused its efforts toward expanding its retail jewelry operations. Management expects this trend to continue until such time that interest in precious metals results in significantly higher gross profit margins on bullion related products. The Company's products are marketed through its facility in Dallas, Texas.

During 1993 the Company founded DLS Financial Services, Inc. ("DLS") as a wholly-owned subsidiary corporation which provides consulting services involving the reorganization of other business enterprises (primarily enterprises that are or have been involved in proceedings under Chapter 11 of the United States Bankruptcy Code). The Company offers these services through its facility in Dallas, Texas.

During 1992 the Company founded Dallas Global Travel, Inc.("DGT") as a wholly-owned subsidiary corporation which provides travel planning and related services to both business and pleasure travelers. The travel agency operates in the Company's principal executive office facility in Dallas, Texas.

During 1995 the Company develpoed a World Wide Web Site on the Internet called the Computer Jewelry Exchange. Customers can buy and sell items of jewelry and are free to set their own prices in an interactive market. For its services the Company receives a fee from the seller. In addition, the Company may offer for sale its own inventory. During 1996 the Company will also offer customers current quotations for precious metals prices on the internet. The Company offers these services through its facility in Dallas, Texas.

PRODUCTS AND SERVICES

The Company's jewelry operations include sales to both wholesale and retail customers. The Company sells finished jewelry, gem stones, and findings (gold jewelry components) and makes custom jewelry to order. Jewelry inventory is readily available from wholesalers throughout the United States. In addition, the Company purchases inventory from pawn shops and individuals. During the last three years management has focused its efforts toward expanding its retail jewelry business. Additional resources have been invested in advertising and additional staff has been added in jewelry sales and jewelry and watch repair.

PRODUCTS AND SERVICES (CONTINUED...)

The Company's bullion trading operations buy and sell all forms of precious metals products including United States and other government coins, medallions, art bars and trade unit bars.

Bullion products, which are purchased and sold based on current market pricing and sales commitments, are often sold prior to the purchase of the product.
The Company protects itself from gains or losses in its inventory position, including purchase and sale commitments, by hedging its net position in the precious metals futures markets when necessary. The availability of precious metal products is a function of price as virtually all bullion items are actively traded. Precious metals sales amounted to 45.3% of total revenues for 1995, 41.7% in 1994 and 50.1% in 1993. The decrease from 1993 to 1994 reflects the Company's decision to concentrate its activities in its jewelry operations because of the higher current gross margins in this portion of the Company's business. The increase from 1994 to 1995 was a result a decline in jewelry sales. (For further details, see Item 6 below). The Company did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 1995, 1994 or 1993.

Pawn loans ("loans") are made on the pledge of tangible personal property, primarily jewelry, for one month with an automatic sixty-day extension period ("loan term"). Pawn service charges are recorded on a constant yield basis over the loan term.If the loan is not repaid, the principal amount loaned plus accrued pawn service charges become the carrying value of the forfeited collateral and is transferred to inventory which is recovered through sale. Although revenues from the Company's pawn loans are not significant, management believes this activity to be a good source of jewelry inventory and provides an excellent return on investment.

Through its wholly-owned subsidiary, DLS, the Company provides insolvency advisory services primarily to business enterprises that are or have been involved in proceedings under Chapter 11 of the United States Bankruptcy Code. Services provided by the Company include assistance in developing plans of reorganization, negotiations with creditors and general management advice. The Company earns a cash fee and or equity participation in the organizations to which it provides services. The Company expects to accept only a limited number of assignments each year which meet the criteria of having significant fee and or substantial growth potential. Where equity participation is involved, as the client enterprises mature, the Company plans to sell its equity interest subject to compliance with state and federal securities law in order to provide non-dilutive resources for the expansion of the Company's other business activities or will distribute the equity of client companies to the stockholders of the Company as dividends subject to compliance with state and federal securities law.

PRODUCTS AND SERVICES (CONTINUED...)

During 1995 and 1994, the Company provided consulting advice and participated in five such reorganizations. As a result, the Company received consulting revenues in the amount of $ 271,414 in 1995 and $ 87,463 in 1994 and became a stockholder in three of the enterprises with which it had a consulting relationship.

During 1995, the Company sold a portion of these securities and realized gains the amount of $ 61,687. In addition, during 1995 the Company had unrealized gains on trading securities in the amount of $ 49,998. As of December 31, 1995 the Company's investment in these enterprises totaled $ 1,230,694. Also, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. The cumulative effect of this accounting change as the beginning of fiscal 1994 was to increase net income by $ 39,032. In addition, the effect of the accounting change during 1994 was to increase net income $ 85,246. (For further details, see Note C of Notes To Consolidated Financial Statements).

During 1992, the Company began offering a full range of business and pleasure travel planning and related services through its wholly-owned subsidiary, DGT. The travel agency is operated in the Company's principal executive office in Dallas, Texas. As a result, it is uniquely positioned to capitalize on the Company's customer base providing services which are entirely compatible with the Company's other business activities.

During 1995 the Company developed a World Wide Web Site on the Internet called The Computer Jewelry Exchange. This web site is a fully integrated live trading market in jewelry items on the internet. Customers can buy and sell items of jewelry and are free to set their own prices in an interactive market. For its services, the Company collects a listing fee and a sales commission from the seller. In addition, the Company may offer for sale its own inventory. Since this activity was launched in October 1995 more than 50,000 visitors have accessed the site. In response to customer interest in its web site, in January 1996 The Company began the development of an additional web site. This new site will allow paid subscribers unlimited access to current quotations for prices on approximately 200 precious metals, coins and other bullion related products. The new site will be integrated with The Computer Jewelry Exchange and will be located on the Company's server at http://www.dgse.com. The Company expects to launch this new service in late March 1996.

SALES AND MARKETING

All Company activities other than DLS rely heavily on local television, print media, pamphlets, and brochures to attract retail customers. Solicitations of wholesale customers are made through local print media, direct mailings, and direct contact. Marketing activities emphasize what the Company perceives to be the attractiveness of its pricing and its customer service. DLS relies on professional contacts of the Company's Chairman in order to attract new clients.

The Company markets its bullion trading services through a combination of advertising in national coin publications, local print media, and coin and bullion wire services. Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry. Cash on confirmation simply means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals. Customer orders for bullion trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's credit standing. Consequently, there was no significant backlog for bullion orders as of December 31, 1995, 1994 or 1993. Company backlogs for fabricated jewelry products were also insignificant as of December 31, 1995, 1994 and 1993.


SEASONALITY

The retail jewelry business is seasonal. The Company realized 33.7%, 34.5% and 34.1% of its annual jewelry sales in the fourth quarters of 1995, 1994 and 1993, respectively.

While the Company's bullion business is not seasonal, management believes it is directly impacted by the perception of inflation trends. Historically, anticipation of increases in the rate of inflation have resulted in higher levels of interest in precious metals as well as higher prices for such metals.

Other Company business activities are not seasonal.


COMPETITION

The Company operates in a highly competitive industry where competition is based on a combination of price, service and product quality. The jewelry, travel, and consumer loan activities of the Company compete with numerous other retail jewelers, travel agencies and consumer lenders in Dallas, Texas and the surrounding area.

The bullion industry in which the Company competes is dominated by substantially larger enterprises which wholesale bullion and other precious metal products. Likewise, the consulting industry in which the Company competes is dominated by large investment banking, accounting and consulting firms.

COMPETITION  (CONTINUED...)

The Company attempts to compete in these industries by offering quality products and services at prices below that of its competitors and by maintaining a staff of highly qualified employees to provide customers services such as watch and jewelry repairs and custom jewelry design.

Management is of the opinion that the Company is a factor in the local jewelry trade. However, its travel, consumer lending, bullion trading and consulting activities are dominated by larger companies.

EMPLOYEES

As of December 31, 1995, the Company employed 26 individuals, all of which were full time employees.


ITEM 2.   DESCRIPTION OF PROPERTY

In December 1987, through its wholly-owned subsidiary DGSE Corporation the Company acquired a 6,000 square foot building in Dallas, Texas which houses retail jewelry, travel, consumer lending and bullion trading operations and its principal executive offices. The land and building are subject to a 20 year mortgage maturing in January 2014, with a balance outstanding of approximately $ 691,844 as of December 31, 1995.

In February 1994, the Company entered into a lease agreement covering a 5,000 square foot building in Dallas, Texas which housed its second retail jewelry store. The lease has a term of ten years beginning July 1, 1994 and requires monthly payments of $ 7,500 for the first five years and $ 9,000 thereafter. In November 1995, the Company closed this store and subleased this facility to another retail jewelry company for a term of six months and receives monthly payments of $ 9,050.


The Company also maintains a business office at 23161 Ventura Boulevard, Woodland Hills. California 91364. The facility is approximately 1,000 square feet and is rented on a month-to-month basis from an unrelated third party at a monthly rental of $ 1,183. The Company also maintains a resident agent office in Nevada at the office of its Nevada counsel, McDonald, Carano, Wilson, McClure, Bergin, Frankovitch and Hicks, 241 Ridge Street, Reno, Nevada 89505.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings which are expected to have a material adverse effect on the Company and none of its property is the subject of any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                            PART II



ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's Common Stock trades on the American Stock Exchange ("ASE") pursuant to its "Emerging Companies" listing program under the symbol "DLS.EC". The following table sets forth for the period indicated, the per share high and low sale prices as reported by the ASE for the common stock. During the past two years, the Company has not declared any dividends with respect to its common stock. The Company intends to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of common stock in the foreseeable future.

High and low stock prices for the last two years were:

                                         1995                  1994
                                   ----------------      -----------------
                                    High       Low        High        Low
                                   ------     -----      ------      -----
         First Quarter             1 9/16     2 3/8      3 3/16      2 3/8

         Second Quarter            2          1 1/2      2 3/4       2 1/8

         Third Quarter             1 7/8      1 1/4      2 1/2       1 7/8

         Fourth Quarter            1 5/8      1          2 1/2       1 7/8





On March 7, 1996, the closing sales price for the Company's common stock was $
1.75 and there were 650 shareholders of record.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

The Company's bullion trading operation has the ability to significantly increase or decrease sales by adjusting the "spread" or gross profit margin added to bullion products. In addition, economic factors such as inflation and interest rates as well as political uncertainty are major factors effecting both bullion sales volume and gross profit margins. Historically, the Company has earned gross profit margins of from 2.0% to 3.0% on its bullion trading operations compared to 29.0% to 32.0% on the sale of jewelry products. As a result, since the year ended December 31, 1991, the Company has emphasized the more profitable jewelry products. Management expects this trend to continue until such time that interest in precious metals results in higher gross margins on bullion products.

During the last three years management of the Company has focused its efforts toward expanding its retail jewelry business because of the higher gross profit margins on these products. The Company has increased advertising and added staff in jewelry sales and jewelry and watch repairs. In August 1994, the Company opened a second retail jewelry store in Dallas, Texas. This store operated at a small loss during 1994. During 1995, the operating results of the second store did not improve. As a result, this store was closed in November 1995 and the facility was subleased to another company for a term of six months.

The Company's retail jewelry store in Dallas, Texas attracts more than 20,000 customers per year. In an effort to provide other revenue generating services to this customer base, the Company founded DGT in late 1992. During 1994 and 1993 DGT operated at a loss of approximately $ 25,000 per year on revenues of $ 955,894 in 1994 and $ 874,931 in 1993. However, in January 1995, the Company replaced DGT's manager and took certain other actions that have reduced DGT's operating cost by approximately $ 27,000 per year. During January 1995 most domestic airlines enacted a plan that reduced the amount of commissions they pay to travel agents. In an effort to offset the impact of this action by the airlines, DGT added additional outside sales agents during 1995 and was able to increase revenues to $ 1,422,706 and improve operating results to a loss of only $ 1,859.

In 1993 the Company founded DLS in an effort to generate additional revenue and enhance shareholder value by capitalizing on the experience and professional contacts of the Company's Chairman. DLS provides insolvency advisory services to business that are or have been involved in proceedings under Chapter 11 of the United States Bankruptcy Code. During 1995, 1994 and 1993, the Company provided consulting advice and participated in five such reorganizations. As a result, the Company received consulting revenues in the amount of $ 271,414 in 1995 and $ 87,463 in 1994 and became a stockholder in three of the enterprises with which it had a consulting relationship. (For further details, see Note C of Notes To Consolidated Financial Statements).

RESULTS OF OPERATIONS

Bullion and jewelry sales decreased by $ 599,296 (5.0%) in 1995. This decrease was the result of a $ 337,430 reduction in the sale of bullion related products and of a $ 261,866 reduction in the sale of jewelry products. During 1995, the demand for precious metal products declined due to low inflation and other factors. The decrease in the sale of jewelry related products was the result of a weak retail climate throughout most of 1995. Pawn service charges decreased by $ 8,100 (13.4%) in 1995 due to lower loan volume. Travel agency income increased $ 466,812 (48.8%). This increase was the result of the Company adding two new outside sales agents during the year. Consulting service income increased $ 183,951 in 1995 due to the fees earned on a refinancing of an existing client. The unrealized gain on trading securities was the result of an increase in market value of the Company's investments in trading securities. During 1995 the Company sold marketable securities and realized a gain in the amount of $ 61,687. Other income during 1994 and 1995 was the result of rental income received from the sublease of the facility which had been the Company's second store. Gross profit margins increased from 15.7% in 1994 to 18.0% in 1995 due to a price increase on jewelry related products.

Sales decreased by $ 1,667,521 (12.2%) in 1994. This decrease was the result of a $ 2,092,763 reduction in the sale of bullion related products. During 1994, the demand for precious metal products declined due to low inflation and other factors. During 1994 the sale of jewelry related products increased by $ 425,242 due to $ 607,983 in sales from the Company's new store which opened in August 1994. Pawn service charges increased by $ 16,200 (37.5%) in 1994 due to higher service charges allowed by the state and due to higher loan volume.
Consulting service income decreased by      $ 130,037 in 1994 due to the fact
that DLS accepted only one new client during the year. DLS's efforts were directed toward existing clients in which the Company has an equity ownership interest. The unrealized gain on trading securities was the result of adoption of Financial Accounting Standards No. 115. Gross profit margins increased form 11.7% in 1993 to 15.7% in 1994 due to the increase in jewelry sales and the decrease in bullion sales.

Cost of goods sold decreased by $ 762,736 (7.6%) in 1995 due to the decrease sales volume. Cost of goods sold decreased by $ 1,921,234 (16.0%) in 1994 primarily due to the decrease in bullion in sales. Travel agency costs increased 50.4% in 1995 due to the 48.8% increase in travel related sales. Cost attributable to consulting service increased by $ 88,620 due to travel and other costs associated with work related to the refinancing of one of DLS's existing clients .The decrease in consulting service cost in 1994 was the result of less consulting activity during that year.

Selling, general and administrative expenses increased in 1995 due to costs associated with the Company's second jewelry store. This second store was open for a total of ten months during 1995 compared to only three and one half months during 1994. Selling, general and administrative expenses increased in 1994 by $ 206,940, net of cost allocated to DLS. This increase was the result of the new jewelry store opened by the Company in August, 1994.

RESULTS OF OPERATIONS  (CONTINUED...)


Depreciation and amortization expense increased by $ 31,751 in 1995 due to amortization of organization costs in the amount of $ 17,740 relating to of the Company's second store and due to depreciation on new assets placed in service during 1995 and 1994.

Interest expense increased by $ 13,134 and $ 52,693 in 1995 and 1994, respectively, due to interest paid on new working capital loans issued to fund the working capital requirements of the new jewelry store.


Liquidity and Capital Resources

During 1995 and 1994 the Company borrowed a net $ 154,204 and      $ 177,017,
respectively, from individuals. The proceeds from these loans were used to purchase additional inventory to hold for sale to retail customers. In December 1995, the Company issued a convertible promissory note in the amount of $ 150,000. The note bears interest at 9%, matures on December 5, 1998 and is convertible into 300,000 shares of the Company's common stock. The proceeds from the note will be used to carry inventory and for other working capital requirements.

Management believes that additional working capital loans may be required to maintain inventory levels. The Company will attempt to obtain this financing from commercial banks and individuals. However, their can be no assurance that additional financing will be received.

In addition, the Company expects capital expenditures to total approximately $ 50,000 during 1996. If additional financing is not obtained, the Company will adjust its inventory levels accordingly.



ITEM 7.     FINANCIAL STATEMENTS

(a)         Financial Statements (see pages 14 - 27 of this report).



ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
            ACT


The information contained in Dallas Gold and Silver Exchange,
Inc.'s Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB with respect to directors and executive officers of the Company, is incorporated by reference in response to this item.




ITEM 10.    EXECUTIVE COMPENSATION


The information contained in Dallas Gold and Silver Exchange, Inc.'s Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB, with respect to executive compensation and transactions, is incorporated by reference in response to this item.




ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT


The information contained in the Dallas Gold and Silver Exchange, Inc.'s Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB with respect to security ownership of certain beneficial owners and management, is incorporated by reference in response to this item.



ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information contained in Dallas Gold and Silver Exchange, Inc.'s Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB, with respect to certain relationships and related transactions, is incorporated by reference in response to this item.

ITEM 13.    EXHIBITS REPORTS ON FORM 8-K

(a)         Exhibits:

        10.1 - 9% Convertible Promissory Note dated December 5,
               1995, by and among Dallas Gold And Silver, Inc.
               and A-Mark Precious Metals, Inc.

        21   - List of subsidiaries
                 DGSE Corporation
                 Dallas Global Travel, Inc.
                 DLS Financial Services, Inc.




     The following exhibits are incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994.

        10.1 - Lease Agreement dated February 11, 1994, by and among Dallas Gold And Silver Exchange, Inc. and
               Stanley N. Kline.

        10.2 - Renewal, Extension And Modification Agreement dated January 28, 1994, by and among DGSE
               Corporation and Michael E. Hall And Marian E. Hall.

        10.3 - Note Payable dated December 31, 1993, by and among
               Dallas Gold And Silver Exchange, Inc. and Dimitri
               Krstava.

        10.4 - Profit Participation Agreement dated December 11,
               1993, by and among Dallas Gold And Silver Exchange, Inc. and Craig Alan-Lee.




(b)         Reports on Form 8-K -- None

                                   SIGNATURES




            In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dallas Gold and Silver Exchange, Inc.


By:         /s/ L. S. Smith                              Dated: March 18, 1996
            -------------------------
            L. S. Smith
            Chairman of the Board,
            Chief Executive Officer and
            Secretary


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:         /s/ L. S. Smith                              Dated: March 18, 1996
            -------------------------
            L. S. Smith
            Chairman of the Board,
            Chief Executive Officer and
            Secretary


By:         /s/ W. H. Oyster                             Dated: March 18, 1996
            -------------------------
            W. H. Oyster
            Director, President and
            Chief Operating Officer


By:         /s/ John Benson                              Dated: March 18, 1996
            -------------------------
            John Benson
            Director and Chief Financial
            Officer
            (Principal Accounting Officer)

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Dallas Gold and Silver Exchange, Inc.


We have audited the accompanying consolidated balance sheet of Dallas Gold and Silver Exchange, Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dallas Gold and Silver Exchange, Inc. and Subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Dallas, Texas
February 9, 1996

           DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                              December 31, 1995

                                   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                           $   417,076
   Marketable securities - trading                                         481,950
   Trade receivables                                                       149,656
   Loans                                                                    31,152
   Inventories                                                             892,203
   Prepaid expenses                                                         18,876
                                                                        ----------

                TOTAL CURRENT ASSETS                                     1,990,913

MARKETABLE SECURITIES - AVAILABLE-FOR-SALE                                 748,744

PROPERTY AND EQUIPMENT - AT COST, NET                                    1,151,094

OTHER ASSETS                                                                35,388
                                                                        ----------

                                                                        $3,926,139
                                                                        ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                        $   266,210
   Accounts payable - trade                                                 254,233
   Accrued expenses                                                         212,291
   Customer deposits                                                         38,814
   Current maturities of long-term debt and capital lease obligations        40,780
                                                                        -----------

                TOTAL CURRENT LIABILITIES                                   812,328

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
   LESS CURRENT MATURITIES                                                1,339,341
                                                                        -----------

                TOTAL LIABILITIES                                         2,151,669

COMMITMENTS AND CONTINGENCIES                                                     -

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; authorized 10,000,000
      shares; issued and outstanding 5,820,849 shares                        58,209
   Additional paid-in capital                                             5,192,400
   Accumulated deficit                                                   (3,419,299)
                                                                         ----------
                                                                          1,831,310
      Less unrealized loss on marketable securities                         (56,840)
                                                                         ----------
                TOTAL SHAREHOLDERS' EQUITY                                1,774,470
                                                                         ----------
                                                                         $3,926,139
                                                                         ==========

        The accompanying notes are an integral part of this statement.

            DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                           Years ended December 31,



                                                                                    1995               1994
                                                                               --------------      --------------
  REVENUE
     Sales                                                                        $11,370,151         $11,969,447
     Pawn service charges                                                              52,490              60,590
     Travel agency income                                                           1,422,706             955,894
     Consulting income                                                                271,414              87,463
     Gain on sale of marketable securities                                             61,687                 -
     Unrealized gains on marketable securities                                         49,998              85,246
     Other income                                                                      10,070              20,458
                                                                               --------------      --------------
                                                                                   13,238,516          13,179,098

  COSTS AND EXPENSES
     Cost of goods sold                                                             9,325,897          10,088,633
     Travel agency costs                                                            1,388,256             923,133
     Consulting service costs                                                         182,801              94,181
     Selling, general and administrative expenses                                   2,022,207           1,640,826
     Depreciation and amortization                                                    106,740              74,989
     Interest expense                                                                 170,462             157,328
                                                                               --------------      --------------
                                                                                   13,196,363          12,979,090
                                                                               --------------      --------------

                  NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
                        IN ACCOUNTING PRINCIPLE                                        42,153             200,008

  Cumulative effect of change in accounting principle                                     -                39,032
                                                                               --------------      --------------

                  NET INCOME                                                   $       42,153      $      239,040
                                                                               ==============      ==============

  EARNINGS PER COMMON SHARE
     Income before cumulative effect of change in accounting principle                 $.01               $.03
     Cumulative effect of change in accounting for marketable securities                 -                 .01
                                                                                       ----               ----

                  NET INCOME                                                           $.01               $.04
                                                                                       ====               ====

       The accompanying notes are an integral part of these statements.

            DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    Years ended December 31, 1995 and 1994






                                                                                                  Unrealized
                                                  Common stock       Additional                  gain (loss)       Total
                                              --------------------    paid-in     Accumulated   on marketable   shareholders'
                                                Shares      Amount    capital       deficit       securities       equity
                                              ---------    -------   ----------   -----------    -----------     ----------
   Balances at January 1, 1994                5,872,951    $58,730   $5,268,340   $(3,700,492)   $         -     $1,626,578

   Purchase and retirement of
      common shares                             (34,600)      (346)     (79,357)            -              -        (79,703)

   Shares issued to purchase
      Harrier, Inc. stock                        45,000        450      102,362             -              -        102,812

   Unrealized loss on marketable
      securities                                      -          -            -             -       (133,657)      (133,657)

   Net income                                         -          -            -       239,040              -        239,040
                                              ---------    -------   ----------   -----------    -----------     ----------

   Balances at December 31, 1994              5,883,351     58,834    5,291,345    (3,461,452)      (133,657)     1,755,070

   Purchase and retirement of
      common shares                             (62,502)      (625)     (98,945)            -              -        (99,570)

   Unrealized gain on marketable
      securities                                      -          -            -             -         76,817         76,817

   Net income                                         -          -            -        42,153              -         42,153
                                              ---------    -------   ----------   -----------    -----------     ----------

   Balances at December 31, 1995              5,820,849    $58,209   $5,192,400   $(3,419,299)   $   (56,840)    $1,774,470
                                              =========    =======   ==========   ===========    ===========     ==========


       The accompanying notes are an integral part of these statements.

            DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Years ended December 31,



                                                                                     1995                1994
                                                                               ---------------     ----------------
    CASH FLOWS FROM OPERATING ACTIVITIES
       Cash received from customers                                              $  13,003,801        $  12,994,908
       Cash paid to suppliers and employees                                        (12,980,597)         (12,673,235)
       Interest paid                                                                  (157,328)            (170,462)
                                                                                 -------------        -------------

                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (147,258)             164,345
                                                                                 -------------        -------------

    CASH FLOWS FROM INVESTING ACTIVITIES
       (Increase) decrease in loans, net                                                10,217               (9,625)
       Capital expenditures                                                            (84,859)             (66,308)
       Proceeds from sale of property and equipment                                     30,131                5,000
       Organization costs                                                                    -              (18,561)
       Purchase of marketable securities - trading                                     (23,800)             (64,401)
       Purchase of marketable securities - available-for-sale                                -               (1,065)
       Proceeds from sale of marketable securities - trading                           120,085                    -
          Proceeds from sale of marketable securities - available-for-sale              19,013                    -
                                                                                 -------------        -------------

                    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 70,787             (154,960)
                                                                                 -------------        -------------

    CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from notes issued                                                      325,704              230,782
       Payment of short-term notes                                                     (21,500)             (53,765)
       Purchase and retirement of common stock                                         (99,570)             (79,703)
       Principal payments on long-term debt                                            (81,970)             (31,408)
       Principal payments under capital lease obligations                              (61,830)             (28,623)
       Deferred financing cost                                                              -               (22,565)
                                                                                 -------------        -------------

                    NET CASH PROVIDED BY FINANCING ACTIVITIES                           60,834               14,718
                                                                                 -------------        -------------

    Net increase (decrease) in cash and cash equivalents                               (15,637)              24,103

    Cash and cash equivalents at beginning of year                                     432,713              408,610
                                                                                 -------------        -------------

    Cash and cash equivalents at end of year                                     $     417,076        $     432,713
                                                                                 =============        =============

       The accompanying notes are an integral part of these statements.

            DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                           Years ended December 31,

                                                                                1995                 1994
                                                                          ----------------         -----------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
   (USED IN) OPERATING ACTIVITIES
     Net income                                                           $         42,153        $    239,040
     Adjustments to reconcile net income to cash provided by
         (used in) operating activities
            Depreciation and amortization                                          106,740              74,989
            Unrealized gain on trading securities                                  (49,998)            (85,246)
            Cumulative effect of change in accounting principle                         -              (39,032)
            Gain on sale of marketable securities                                  (61,687)                 -
            Gain on sale of property and equipment                                    (691)             (4,744)
            Marketable securities received in lieu of cash                        (155,750)            (19,956)
            (Increase) decrease in assets
               Trade receivables                                                    (7,902)            (68,237)
               Other receivables                                                    40,475              (1,263)
               Inventories                                                        (143,600)            (47,216)
               Prepaid expenses                                                      4,552               4,839
               Other assets                                                            384                 344
            Increase (decrease) in liabilities
               Accounts payable                                                    (12,849)            120,706
               Accrued expenses                                                     78,383                (978)
               Customer deposits                                                    12,532              (8,901)
                                                                          ----------------         -----------

                 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $       (147,258)        $   164,345
                                                                          ================         ===========

 SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

    Year ended December 31, 1995:

    The Company received 155,750 shares of CardioDynamics International Corp.'s common stock in lieu of payment of $155,750 of consulting fees.

    The Company acquired property and equipment in the amount of $111,593 by entering into capital lease agreements.

    Year ended December 31, 1994:

    The Company received 70,095 shares of Harrier, Inc.'s common stock in lieu of payment of $19,956 of consulting fees.

    The Company purchased 235,000 shares of common stock of Harrier, Inc. in exchange for 45,000 common shares of the Company.

    The Company acquired property and equipment in the amount of $67,441 by entering into capital lease agreements.


        The accompanying notes are an integral part of these statements.

            DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1995 and 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES

   Nature of Operations

    The Company sells jewelry and bullion products to both retail and wholesale customers throughout the United States and makes collateralized loans to individuals. The Company's products are marketed through its facility in Dallas, Texas.

    DLS Financial Services, Inc. (DLS) provides consulting services involving the reorganization of other business enterprises (primarily enterprises that are or have been involved in proceedings under Chapter 11 of the United States Bankruptcy Code). DLS is also engaged in the business of buying and selling marketable securities.

    Dallas Global Travel, Inc. (DGT) provides travel planning and related services to both business and pleasure travelers.

    Principles of Consolidation

    The consolidated financial statements of the Dallas Gold and Silver Exchange, Inc. and Subsidiaries (the Company) include the financial statements of the Dallas Gold and Silver Exchange (formerly The American Pacific Mint, Inc.) and its wholly-owned subsidiaries, DGSE Corporation
    (DGSE), Dallas Global Travel, Inc. and DLS Financial Services, Inc. All material intercompany transactions and balances have been eliminated.

    Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

    Inventory

    Bullion inventory is valued at lower-of-cost-or-market (average cost). Jewelry and other inventory is valued at lower-of-cost-or-market (specific identification).

    Property and Equipment

    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are being provided on the straight-line method over periods of five to thirty years. Machinery and equipment under capital lease are amortized on the straight-line method over its useful life.

            DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          December 31, 1995 and 1994





NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    Earnings Per Share

    The computation of earnings per share is based upon the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of the convertible note payable, if dilutive. The weighted average number of shares used to calculate earnings per share during the years ended December 31, 1995 and 1994 were 5,855,098 and 5,885,887, respectively.

    Cash and Cash Equivalents

    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Investments in Marketable Securities

    Marketable equity securities have been categorized as either available-for-sale or trading and carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders' equity until realized, while unrealized gains and losses for trading securities are included in the statement of income. Realized gains and losses on the sale of securities are based on the specific identification method.

    Financial Instruments

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, marketable securities, short-term debt, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because substantially all of the underlying instruments have variable interest rates which reprice frequently.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, and expenses during the reporting period. Actual results could differ from those estimates.

            DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          December 31, 1995 and 1994





NOTE B - INVENTORIES

    A summary of inventories at December 31, 1995 is as follows:

            Jewelry                                 $ 754,541
            Bullion                                    15,317
            Other                                     122,345
                                                      -------

                                                    $ 892,203
                                                      =======


NOTE C - INVESTMENTS IN MARKETABLE SECURITIES

    Investments in marketable securities at December 31, 1995 consist of:

                                                                                                  Unrealized
                                                                           Cost        Market     gain (loss)
                                                                         --------     --------    -----------
    Marketable equity securities
       Trading securities
           Naturade, Inc. common stock                                   $164,610     $274,354     $109,744
           Harrier, Inc. common stock                                     143,038      207,596       64,558
                                                                         --------     --------     --------

             $307,648                                                    $481,950     $174,302
              =======                                                    ========     ========

       Available for sale securities
           CardioDynamics International Corp. common stock               $805,584     $748,744     $(56,840)
                                                                         ========     ========     ========

    On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect of this accounting change as of the beginning of 1994 was an increase in net income of $39,032.


NOTE D - PROPERTY AND EQUIPMENT

    A summary of property and equipment at December 31, 1995 is as follows:

 Land     $  551,300
 Buildings and improvements                                   504,293
 Machinery and equipment                                      513,419
 Furniture and fixtures                                        71,174
                                                          -----------
                                                            1,640,186
    Less accumulated depreciation and amortization           (489,092)
                                                          -----------

                                                          $ 1,151,094
                                                          ===========

            DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          December 31, 1995 and 1994





NOTE E - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

    A summary of notes payable and long-term debt and capital leases at December 31, 1995 is as follows:

    Notes payable
    -------------

    Various demand notes to individuals with interest at 14%                                         $  266,210
                                                                                                     ==========

    Long-term debt and capital leases
    ---------------------------------

    Mortgage payable, due in monthly installments of $6,308, including interest based on 30 year US Treasury notes plus 2-1/2% (rate at December 31, 1995 was
       8.55%); balance due and payable in January 2014                                               $  691,844

    Note payable to an individual due January 2, 1997.  Interest is payable monthly at 14%              150,000

    Note payable to an individual, due January 3, 1997.  Interest is payable monthly at the lesser of 10% or a rate determined monthly based on gross profits and
       inventory turns, as defined                                                                      171,071

    Note payable to an individual, due January 10, 1997.  Interest is payable monthly at the lesser of 8% or a rate determined monthly based on gross profits and
       inventory turns, as defined                                                                       65,638

    Note payable to an individual, due January 15, 1997.  Interest is payable monthly at the lesser of 10% or a rate determined monthly based on gross profits and
       inventory turns, as defined                                                                       16,464

    Convertible note, due December 5, 1998.   Interest is payable quarterly at a rate of 9%             150,000

    Capital lease obligations (property and equipment includes $142,887 in machinery and
       equipment and accumulated amortization includes $7,783 as of December 31, 1995)                  135,104
                                                                                                     ----------
                                                                                                      1,380,121
           Less current maturities                                                                       40,780
                                                                                                     ----------

                                                                                                     $1,339,341
                                                                                                     ==========

            DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          December 31, 1995 and 1994





NOTE E - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES - CONTINUED

    The following table summarizes the aggregate maturities of long-term debt and payments on the capital lease obligations:

                                                                                       Obligations
                                                                                          under
                                                                  Long-term              capital
                                                                    debt                 leases
                                                                ------------           -----------
    1996                                                        $     16,194            $  42,829
    1997                                                             420,931               43,943
    1998                                                             169,358               38,265
    1999                                                              21,109               29,700
    2000                                                              22,860               29,700
    Thereafter                                                       594,565                2,475
                                                                ------------            ---------

    Total                                                          1,245,017              186,912

    Amounts representing interest (interest rates ranging from
       10.8% to 23.3%)                                                   -                (51,808)
                                                                -----------             ---------
             1,245,017                                              135,104
    Less current portion                                             16,194                24,586
                                                                -----------             ---------
                                                                $ 1,228,823             $ 110,518
                                                                ===========             =========

    Convertible Note

    In December 1995, the Company issued a long-term convertible note in the amount of $150,000 to a supplier. The note bears interest at 9% payable quarterly and matures in December 1998. At any time prior to full payment of the note, the lender may exercise its right to convert the outstanding indebtedness into shares of common stock at a conversion rate of $.50 per share.


NOTE F - STOCK OPTIONS

    The Company has granted stock options to key employees to purchase shares of the Company's common stock. Each option issued vests according to schedules then designated by the Board of Directors, not to exceed three years. The exercise price is based upon the estimated fair market value of the Company's common stock at the date of grant, and is payable when the option is exercised.

            DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          December 31, 1995 and 1994





NOTE F - STOCK OPTIONS - CONTINUED

    The following table summarizes the activity in common shares subject to options for the two years ended December 31, 1995:

                                                            Shares       Exercise price
                                                           --------      --------------
    January 1, 1994                                         240,000       $1.63 - $2.25
    Granted                                                 150,000            2.13
                                                           --------      --------------

    December 31, 1994                                       390,000         1.63 - 2.25
    Granted                                                     -                -
                                                           --------      --------------

    December 31, 1995                                       390,000       $1.63 - $2.25
                                                           ========      ==============

    As of December 31, 1995, options covering 342,500 shares at $1.63 to $2.25 per share were exercisable.


NOTE G - INCOME TAXES

    The income tax provision reconciled to the tax computed at the statutory Federal rate is as follows:

                                                      1995           1994
                                                  ------------   -------------
     Tax expense at statutory rate                $  14,332      $      81,300
     Change in valuation reserve                    (14,721)           (81,300)
     Nondeductible expenses                             389               -
                                                  -------------  -------------
     Tax expense on net income                    $       -      $        -
                                                  =============  =============

  Deferred tax assets (liabilities) are comprised of the following:

                                                                    1995
                                                                 ----------
     Deferred tax assets
        Net operating loss carryforwards                         $  634,530
     Deferred tax liabilities
        Unrealized gain on securities                               (59,257)
        Other                                                        (8,626)
                                                                 ----------
                                                                    (67,883)
                                                                 ----------

       Net deferred tax assets                                      566,647

     Valuation allowance                                           (566,647)
                                                                 ----------

       Net deferred tax assets                                   $       -
                                                                 ==========

            DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          December 31, 1995 and 1994





NOTE G - INCOME TAXES - CONTINUED

    Net operating loss carryforwards for federal income tax purposes expire as follows:

           Year of
          expiration                                             Amount
          ----------                                           ----------
              1998                                             $   13,400
              1999                                                 74,400
              2000                                                 57,200
              2001                                                179,300
              2002                                                316,600
              2003                                                616,000
              2004                                                219,200
              2005                                                  3,600
              2006                                                172,070
              2007                                                214,500
                                                               ----------

                                                               $1,866,270
                                                               ==========


NOTE H - OPERATING LEASE

    The Company leases certain of its facilities under operating leases. The minimum rental commitments under noncancellable operating leases are as follows:

    Year ending December 31,
       1996                                                   $  93,450
       1997                                                      90,000
       1998                                                      99,000
       1999                                                     108,000
       2000                                                     108,000
       Thereafter                                               378,000
                                                              ---------
                                                                876,450
       Less amounts representing sublease income                 37,500
                                                              ---------

                                                              $ 838,950
                                                              =========

    Rent expense for the years ended December 31, 1995 and 1994 was approximately $90,000 and $45,000, respectively, and was offset by sublease income of approximately $9,000 and $15,000, respectively.

            DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          December 31, 1995 and 1994





NOTE H - OPERATING LEASE - CONTINUED

    The Company entered into an operating lease on July 1, 1994 which requires monthly payments of $7,500 for the first five years and $9,000 for the remaining five years. During November 1995, the Company entered into an agreement to sublease the premises to a retailer for six months at $7,500 per month. The sublease agreement also provides a one year renewal option to the sublessee. Management intends to continue to sublease the premises or open another retail operation in this location. If the Company is unable to sublease this location or does not use the location for another retail operation, a loss for the remaining lease rentals would be accrued by a charge to income.


NOTE I - BONUS PLAN

    The Company has a bonus plan covering the DGSE's employees and the corporate officers which provides that 20% of the consolidated pre-tax income of DGSE and the Company be distributed to all eligible employees based on a formula which takes into account annual compensation and longevity with the Company. Compensation expense incurred under this bonus plan was $88,762 and $89,700 in 1995 and 1994, respectively.


NOTE J - BUSINESS SEGMENT INFORMATION

    The company operations by business segment were as follows:

                                                        Travel       Financial
                                        Jewelry         Agency       Services       Corporate      Consolidated
                                     -------------   -----------   -------------  ------------     -------------
   Revenues
      1995                              $11,432,711  $1,422,706     $   271,414   $   111,685      $13,238,516
      1994                               12,050,495     955,894          87,463        85,246       13,179,098

   Operating income (loss)
      1995                              $  (158,112) $   (1,859)    $   185,218   $    16,906      $    42,153
      1994                                  220,751     (25,963)         (6,718)       11,938          200,008

   Identifiable assets
      1995                              $ 2,401,776  $   42,215     $   222,849   $ 1,259,299      $ 3,926,139
      1994                                2,413,435      24,431          68,205     1,050,605        3,556,676

   Capital expenditures
      1995                              $    78,958  $      -       $     5,425   $       476      $    84,859
      1994                                   52,649         -               -          13,659           66,308

   Depreciation
      1995                              $    79,733  $      -       $       632   $     6,540      $    86,905
      1994                                   68,979         -               -           6,010           74,989

                              INDEX TO EXHIBITS


EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

   10.1 9% Convertible Promissory Note dated December 5, 1995, by and among Dallas Gold and Silver, Inc. and A-Mark Precious Metals, Inc.

   11              Computation of Fully Diluted Earnings per Common Share

   27              Financial Data Schedule