Form 10-Q
period 1996-03-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1996-05-13
CIK 701719

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 ( X )   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended            March 31, 1996
                               -------------------------------------------------

 (   )   Transition Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission File Number                     1-11048
                       --------------------------------------------------------

                    Dallas Gold and Silver Exchange, Inc.
- --------------------------------------------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at April 26, 1996
- ----------------------------               ---------------------------------
Common Stock, $.01 per value                           5,820,849

PART I.   FINANCIAL INFORMATION
- -------------------------------

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                         March 31,     December 31,
                     ASSETS                1996           1995
                                        -----------   -------------
Current assets:
  Cash                                  $   79,257    $  417,076
  Marketable securities - trading          482,861       481,950
  Trade receivables                        110,961       149,656
  Loans                                     33,152        31,152
  Other receivables
  Inventory                              1,009,339       892,203
  Prepaid expenses                          54,447        18,876
                                         ---------    ----------
   Total current assets                  1,770,017     1,990,913

Investments in marketable securities       749,372       748,744
Property and equipment                   1,160,618     1,151,094
Other assets                                34,721        35,388
                                         ---------    ----------
  Total assets                          $3,714,728    $3,926,139
                                         =========     =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                         $  500,654    $  266,210
  Accounts payable                         245,643       254,233
  Accrued expenses                         113,122       212,291
  Customer deposits                         50,566        38,814
  Current maturities of long-term
    debt and lease obligations              41,730        40,780
                                         ---------     ---------
    Total current liabilities              951,715       812,328
Long-term debt and capital lease
    obligations, less current
    maturities                           1,047,569     1,339,341
                                         ---------     ---------
   Total liabilities                     1,999,284     2,151,669
                                         ---------     ---------

Shareholders' equity:
  Common stock, $.01 par value;
  authorized 10,000,000 shares;
  issued and outstanding 5,820,849
  shares at March 31, 1996 and
  December 31, 1995                         58,209        58,209
  Additional paid-in capital             5,192,400     5,192,400
  Accumulated deficit                   (3,478,325)   (3,419,299)
                                         ---------     ---------
                                         1,772,284     1,831,310
  Unrealized gain (loss) on securities     (56,840)   (   56,840)
                                         ---------     ---------
   Total shareholders' equity            1,715,444     1,774,470
                                         ---------     ---------
   Total liabilities and shareholders'
    equity                              $3,714,728    $3,926,139
                                         =========     =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended
                                                  March 31,
                                             1996          1995
                                          -------------------------
Revenues:
  Sales                                   $2,656,995     $2,468,581
  Pawn service fees                           10,120         14,766
  Travel agency income                       343,938        283,986
  Consulting service income                    -0-          217,102
  Interest income                              -0-            -0-
  Realized gain on marketable securities       1,641         63,516
  Unrealized gain on trading securities        -0-           36,280
  Other income                                24,974          -0-
                                           ---------      ---------
                                           3,037,668      3,084,231

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)           2,281,685      2,024,323
  Travel agency costs                        332,744        275,448
  Consulting service costs                    15,495         59,917
  General and administrative
   expenses                                  405,969        446,515
  Depreciation and amortization               20,351         19,495
  Interest expense                            40,450         39,900
                                           ---------      ---------

    Total costs and expenses               3,096,694      2,865,598
                                           ---------      ---------
    Net income (loss)                        (59,026)       218,633
                                           =========     ==========


Income (loss) per share of common stock   $     (.01)     $     .04
                                           =========      =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                             Three Months Ended
                                                  March 31,
                                              1996        1995
                                            --------------------
Cash used for operating activities        $ (243,559) $ (311,367)

Cash flows from investing activities:
  (Increase) Decrease in loans, net           (2,000)      2,854
   Purchase of property, plant and
    equipment                                (29,875)    (39,865)
   Sale of marketable securities               1,641     126,792
   Purchase of marketable securities          (4,648)    (23,800)
                                          ----------  ----------
Net cash provided by (used
  for investing activities                   (34,882)     65,981
                                          ----------  ----------

Cash flows from financing activities:
   Purchase of common stock
   Principal payments on notes payable                    (5,979)
   Principal payments on long-term
    debt and capital lease obligations       (59,378)    (54,120)
                                          ----------  ----------
   Net cash used for financing
    activities                               (59,378)    (60,099)
                                          ----------  ----------

Decrease in cash and cash equivalents     $ (337,819) $ (305,485)
                                          ==========  ==========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT



March 31, 1996

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

     The Company's operating results for the three month period ended
     March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Quarter ended March 31, 1996 vs 1995:

Sales for the first quarter of 1996 increased $188,414 or 7.6% when compared to the corresponding quarter of 1995. The increase was primarily the result of an increase in precious metals sales in the amount of $124,457. Travel agency income increased by $59,952 or 21.1% due to an increase in business related travel. Consulting service income decreased by $217,102 due to a $225,000 consulting fee earned during 1995 relating to the recapitalization of an existing client. During the first quarter of 1995 the Company sold $126,792 of marketable securities realizing a gain of $63,516. Unrealized gains on trading securities in the amount of $36,516 in 1995 was the result of an increase in the market value of the Company's investment in Naturade, Inc. Other income in the amount of $24,974 during 1996 was the result of lease income received. Cost of sales increased by $257,362 primarily due to the increase in sales. Travel agency costs increased by $57,296 due to the 21.1% increase in income. Consulting service cost decreased by $44,442 during the first quarter of 1996 due to the decrease in revenues from consulting activities.

General and administration expenses decreased by $40,546 primarily due to cost savings resulting from the closure of the Company's second jewelry store in November 1995.



Liquidity and Capital Resources

Due to the somewhat seasonal nature of the Company's jewelry business, inventory and trade receivables are at their lowest levels on December 31 of each year. During the first half of each year jewelry inventory is replenished and trade receivables begin to increase. During the first quarter of 1996, cash and cash equivalents decreased by $337,819 primarily as a result of increases in inventory ($117,136), a decrease in accrued expenses ($99,169) and principal payments on long-term debt ($59,378).

During, 1995 and 1994, the Company borrowed a net $331,221 primarily from individuals. The proceeds from these loans were used to purchase additional inventory to hold for sale to retail customers and to met other working capital requirements. In addition, in December 1995, the Company issued a convertible promissory note in the amount of $ 150,000. The proceeds from the note will be used to carry inventory and for other working capital requirements.

Management of the Company expects capital expenditures to total approximately $50,000 during 1996. It is anticipated that these expenditures will be funded from the Company's current working capital position.

From time to time, management has adjusted the Company's inventory levels to meet seasonal demand or in order to meet working capital requirements. Management is of the opinion that if additional working capital is required by the Company, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted or a portion of the Company's investments in marketable securities may be liquidated in order to meet unforseen working capital requirement.




PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits - None

         Reports on Form 8-K - None

                                   SIGNATURES


         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dallas Gold and Silver Exchange, Inc.


By:  /s/ L. S. Smith                           Dated: May 10, 1996
     -------------------------
     L. S. Smith
     Chairman of the Board,
     Chief Executive Officer and
     Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /s/ L. S. Smith                           Dated: May 10, 1996
     -------------------------
     L. S. Smith
     Chairman of the Board,
     Chief Executive Officer and
     Secretary


By:  /s/ W. H. Oyster                          Dated: May 10, 1996
     -------------------------
     W. H. Oyster
     Director, President and
     Chief Operating Officer


By:  /s/ John Benson                           Dated: May 10, 1996
     -------------------------
     John Benson
     Chief Financial Officer
     (Principal Accounting Officer)

                                    EXHIBIT
                                     INDEX
                                     -----


EXHIBIT
NUMBER           DESCRIPTION
- ------           -----------

  27             Financial Data Schedule