Form 10QSB
period 1996-06-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1996-07-15
CIK 701719

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           June 30, 1996
                               --------------------------------------

 (   )   Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

For the transition period from                 to
                               ---------------    ----------------

Commission File Number                     1-11048
                       -------------------------------------------------------

                    Dallas Gold and Silver Exchange, Inc.
- --------------------------------------------------------------------------------
                       (Name of small business issuer)

               Nevada                                   88-0097334
- -----------------------------------------  -------------------------------------
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
    of incorporation or
    organization)

        2817 Forest Lane, Dallas, Texas                            75234
- ----------------------------------------------------         -------------------
   (Address of principal executive offices)                     (Zip Code)

(Issuer's telephone number, including area code)    (214) 484-3662
                                                 ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at July 15, 1996
- ----------------------------               --------------------------------
Common Stock, $.01 per value                         5,796,349

PART I.   FINANCIAL INFORMATION

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                June 30,    December 31,
                     ASSETS                       1996          1995
                                               ----------   ------------
Current assets:
  Cash                                         $  266,220    $  417,076
  Marketable securities - trading                 627,517       481,950
  Trade receivables                                80,698       149,656
  Loans                                            32,554        31,152
  Other receivables
  Inventory                                       991,886       892,203
  Prepaid expenses                                 39,538        18,876
                                               ----------    ----------
   Total current assets                         2,038,413     1,990,913

Investments in marketable securities            1,350,000       748,744
Property and equipment                          1,164,450     1,151,094
Other assets                                       34,055        35,388
                                               ----------    ----------
  Total assets                                 $4,586,918    $3,926,139
                                               ==========    ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                $  473,668    $  266,210
  Accounts payable                                149,520       254,233
  Accrued expenses                                125,221       212,291
  Customer deposits                                38,886        38,814
  Current maturities of long-term
    debt and lease obligations                     43,163        40,780
                                               ----------    ----------
    Total current liabilities                     830,458       812,328
Long-term debt and capital lease
    obligations, less current
    maturities                                  1,034,044     1,339,341
                                               ----------    ----------
   Total liabilities                            1,864,502     2,151,669
                                               ----------    ----------

Shareholders' equity:
  Common stock, $.01 par value;
  authorized 10,000,000 shares;
  issued and outstanding 5,796,349
  shares at June 30, 1996 and
  5,820,849 at December 31, 1995                   57,964        58,209
  Additional paid-in capital                    5,171,517     5,192,400
  Accumulated deficit                          (3,327,385)   (3,419,299)
                                               ----------    ----------
                                                1,902,096     1,831,310
  Unrealized gain (loss) on securities            820,320    (   56,840)
                                               ----------    ----------
   Total shareholders' equity                   2,722,416     1,774,470
                                               ----------    ----------
   Total liabilities and shareholders'
    equity                                     $4,586,918    $3,926,139
                                               ==========    ==========

                  DALLAS GOLD AND SILVER EXCHANGE, INC. AND
                     SUBSIDIARIES CONDENSED CONSOLIDATED
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                       Three Months Ended
                                                           June 30,
                                                     1996             1995
                                                   --------------------------
Revenues:
  Sales                                            $2,858,906      $2,889,120
  Pawn service fees                                    12,680          14,100
  Travel agency income                                352,076         418,930
  Consulting service income                             -0-            30,325
  Interest income                                       -0-                12
  Realized gain on marketable securities              231,058           -0-
  Unrealized gain on trading securities               (18,403)        106,095
  Other income                                         24,048            -0-
                                                   ----------      ----------

                                                    3,460,365       3,458,582

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)                    2,462,744       2,430,053
  Travel agency costs                                 342,411         408,088
  Consulting service costs                             23,333          62,083
  General and administrative
   expenses                                           419,761         436,824
  Depreciation and amortization                        20,751          20,166
  Interest expense                                     40,425          40,426
                                                   ----------      ----------

    Total costs and expenses                        3,309,425       3,397,640
                                                   ----------      ----------

Net income                                         $  150,940      $   60,942
                                                   ==========      ==========


Income per share of common stock                   $      .03      $      .01
                                                   ==========      ==========

                  DALLAS GOLD AND SILVER EXCHANGE, INC. AND
                     SUBSIDIARIES CONDENSED CONSOLIDATED
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                                   1996           1995
                                                -------------------------
Revenues:
  Sales                                         $5,515,901     $5,357,701
  Pawn service fees                                 22,800         28,886
  Travel agency income                             696,014        702,916
  Consulting service income                          -0-          247,427
  Interest income                                    -0-               12
  Realized gain on marketable securities           232,699         63,516
  Unrealized gain on trading securities            (18,403)       142,375
  Other income                                      49,022           -0-
                                                ----------     ----------

                                                 6,498,033      6,542,813

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)                 4,744,429      4,454,376
  Travel agency costs                              675,155        683,536
  Consulting service costs                          38,828        122,000
  General and administrative
   expenses                                        825,730        883,339
  Depreciation and amortization                     41,102         39,661
  Interest expense                                  80,875         80,326
                                                ----------     ----------

    Total costs and expenses                     6,406,119      6,263,238
                                                ----------     ----------

Net income                                      $   91,914     $  279,575
                                                ----------     ----------


Income per share of common stock                $      .02     $      .05
                                                ==========     ==========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                       1996        1995
                                                   ------------------------
Cash used for operating activities                 $  (323,047)  $ (306,529)

Cash flows from investing activities:
  (Increase) Decrease in loans, net                     (1,402)       3,506
   Purchase of property, plant and
    equipment                                          (54,458)     (51,938)
   Sale of marketable securities                       354,284      126,792
   Purchase of marketable securities                    (9,024)     (23,800)
                                                   -----------   ----------
   Net cash provided by (used
     for investing activities                          289,400       54,560
                                                   -----------   ----------

Cash flows from financing activities:
   Purchase of common stock                            (21,753)     (17,570)
   Increase (decrease) in notes payable                207,458       18,075
   Increase (decrease) in long-term
    debt and capital lease obligations                (302,914)     (66,873)
                                                   -----------   ----------

   Net cash used for financing
    activities                                        (117,209)     (66,368)
                                                   -----------   ----------

Decrease in cash and cash equivalents              $  (150,856)  $ (318,337)
                                                   ===========   ==========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT



June 30, 1996

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

     The Company's operating results for the periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

QUARTER ENDED JUNE 30, 1996 VS 1995:

Pawn service fees decreased by $ 1,420 (10.1%) during the three months ended June 30, 1996 due to a lower volume of pawn loans outstanding during the
period. Travel agency income decreased by   $ 66,854 (16.0%) due to a decrease
in business related travel. Consulting service income decreased by $ 30,325 due
to no new     consulting clients being accepted during the quarter. Management directed its efforts toward existing clients in which the Company has significant equity investments. As a result, during the first quarter of 1996 the Company sold $ 352,643 of marketable securities realizing a gain of $ 231,058. Unrealized losses on trading securities in the amount of $ (18,403) in
1996 and gains of        $ 106,095 in 1995 was the result of changes in the
market value of the Company's investments in trading securities. Other income in the amount of $24,048 during 1996 was the result of lease income received. Travel agency costs decreased by $ 65,677 due to the 16.0% decrease in income.
Consulting service cost decreased by     $ 38,750 during the first quarter of
1996 due to the decrease in revenues from consulting activities.

General and administration expenses decreased by $ 17,063 primarily due to cost savings resulting from the closure of the Company's second jewelry store in November 1995.

SIX MONTHS ENDED JUNE 30, 1996 VS 1995:

Pawn service fees decreased by $ 6,086 (21.1%) during the six   months ended
June 30, 1996 due to a lower volume of pawn loans outstanding during the period. Consulting service income decreased by $ 247,427 due to no new consulting clients being accepted during the period. Management directed its efforts toward existing clients in which the Company has significant equity investments. As a result, during the first half of 1996 the Company sold $ 354,284 of marketable securities realizing a gain of $ 232,699. Unrealized losses on trading securities in the amount of $ (18,403) in 1996 and gains of $ 142,375 in 1995 was the result of changes in the market value of the Company's investments in trading securities.
Other income in the amount of $ 49,022 during 1996 was the result of lease
income received. Consulting service cost decreased by     $ 83,172 during the
first half of 1996 due to the decrease in revenues from consulting activities.

General and administration expenses decreased by $ 57,609 primarily due to cost savings resulting from the closure of the Company's second jewelry store in November 1995.

Liquidity and Capital Resources

Due to the somewhat seasonal nature of the Company's jewelry business, inventory and trade receivables are at their lowest levels on December 31 of each year. During the first half of each year jewelry inventory is replenished and trade receivables begin to increase. During the first half of 1996, cash and cash equivalents decreased by $ 117,209 primarily as a result of increases in inventory ($ 99,683), a decrease in accounts payable and accrued expenses ($ 191,783) and principal payments on long-term debt ($ 95,456).

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

Management of the Company expects capital expenditures to total approximately $ 75,000 during 1996. It is anticipated that these expenditures will be funded from the Company's current working capital position.

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

Dallas Gold and Silver Exchange, Inc.



By:      /s/ L. S. Smith                           Dated: July 15, 1996
         ---------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                           Dated: July 15, 1996
         ---------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                          Dated: July 15, 1996
         ---------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                           Dated: July 15, 1996
         ---------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)

                                 EXHIBIT INDEX


         Exhibit
         -------
           27             Financial Data Schedule