Form 10QSB
period 1996-09-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1996-10-21
CIK 701719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         September 30, 1996
                                       ------------------

 (   )            Transition Report under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

For the transition period from ____________________ to _______________

Commission File Number                           1-11048
                          --------------------------------------------

                 Dallas Gold and Silver Exchange, Inc.
--------------------------------------------------------------------------------
                    (Name of small business issuer)


        Nevada                                         88-0097334
--------------------------------        ----------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or
organization)


     2817 Forest Lane, Dallas, Texas                  75234
--------------------------------------------   ---------------------------------
(Address of principal executive offices)            (Zip Code)

(Issuer's telephone number, including area code) (214) 484-3662
                                                  -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No
                                          ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 14, 1996
----------------------------                     -------------------------------
Common Stock, $.01 per value                                    5,796,349

PART I.   FINANCIAL INFORMATION
-------------------------------

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    September 30,   December 31,
                     ASSETS                             1996            1995
                                                    -------------   ------------
Current assets:
  Cash                                                $  358,326    $  417,076
  Marketable securities - trading                        770,962       481,950
  Trade receivables                                       98,182       149,656
  Loans                                                   36,480         1,152
  Other receivables
  Inventory                                            1,161,342       892,203
  Prepaid expenses                                        44,119        18,876
                                                        ---------      ---------
   Total current assets                                2,469,411     1,990,913

Investments in marketable securities                   1,011,750       748,744
Property and equipment                                 1,151,535     1,151,094
Other assets                                              33,388        35,388
                                                       ---------     ---------
  Total assets                                        $4,666,084    $3,926,139
                                                       =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                       $  477,350    $  266,210
  Accounts payable                                       160,040       254,233
  Accrued expenses                                       117,656       212,291
  Customer deposits                                       75,106        38,814
  Current maturities of long-term
    debt and lease obligations                            44,907        40,780
                                                       ---------     ---------
    Total current liabilities                            875,059       812,328
Long-term debt and capital lease
    obligations, less current
    maturities                                           965,200     1,339,341
                                                       ---------     ---------
   Total liabilities                                   1,840,259     2,151,669
                                                       ---------     ---------

Shareholders'  equity:
 Common  stock,  $.01 par  value;
 authorized  10,000,000  shares;0
 issued and outstanding 5,796,349
 shares at September 30, 1996 and
 5,820,849 at December 31, 1995                           57,964       58,209
 Additional paid-in capital                            5,171,517    5,192,400
 Accumulated deficit                                  (3,029,415)  (3,419,299)
                                                       ---------     ---------
                                                       2,200,066     1,831,310
  Unrealized gain (loss) on securities                   625,759    (   56,840)
   Total shareholders' equity                          2,825,825     1,774,470
   Total liabilities and shareholders'
    equity                                            $4,666,084    $3,926,139
                                                       =========     =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended
                                                              September 30,
                                                           1996        1995
                                                           ----------------

Revenues:
  Sales                                               $2,436,379    $2,428,080
  Pawn service fees                                       11,550        13,475
  Travel agency income                                   245,871       348,268
  Consulting service income                               25,000        19,812
  Interest income                                             89            15
  Realized gain on marketable securities                 226,820           154
  Unrealized gain on trading securities                   75,916        84,331
  Other income                                            24,026           -0-
                                                       ---------       -------

                                                       3,045,651     2,894,135

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)                       2,050,548     1,947,358
  Travel agency costs                                    235,599       340,661
  Consulting service costs                                44,590        76,274
  General and administrative
   expenses                                              357,565       459,892
  Depreciation and amortization                           18,954        18,551
  Interest expense                                        40,425        41,124
                                                       ---------     ---------

    Total costs and expenses                           2,747,681     2,883,860
                                                       ---------     ---------

Net income                                            $  297,970    $   10,275
                                                       =========     =========


Income per share of common stock                     $      .05     $     -0-
                                                       =========     =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Nine Months Ended
                                                                 September 30,
                                                               1996        1995
                                                               ----------------

Revenues:
  Sales                                               $7,952,280    $7,785,781
  Pawn service fees                                       34,350        42,341
  Travel agency income                                   941,885     1,051,184
  Consulting service income                               25,000       267,239
  Interest income                                             89            27
  Realized gain on marketable securities                 459,519        63,670
  Unrealized gain on trading securities                   57,513       226,706
  Other income                                            73,048           -0-
                                                       ---------       -------

                                                       9,543,684     9,436,948

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)                       6,794,977     6,401,734
  Travel agency costs                                    910,754     1,024,197
  Consulting service costs                                83,418       198,274
  General and administrative
   expenses                                            1,183,295     1,343,230
  Depreciation and amortization                           60,056        58,212
  Interest expense                                       121,300       121,450
                                                       ---------     ---------

    Total costs and expenses                           9,153,800     9,147,097
                                                       ---------     ---------

Net income                                           $   389,884     $ 289,851
                                                       =========      =========


Income per share of common stock                    $        .07      $    .05
                                                       =========      =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                            1996        1995
                                                            ----        ----


Cash used for operating activities                    $ (455,786)  $  (333,790)

Cash flows from investing activities:
  (Increase) decrease in loans, net                       (5,328)        5,916
   Purchase of property, plant and
    equipment                                            (60,497)      (76,470)
   Sale of marketable securities                         724,319       126,792
   Purchase of marketable securities                     (76,704)      (23,800)
   Net cash provided by (used
     for investing activities                            581,790        32,438
                                                        -----------   --------

Cash flows from financing activities:
   Proceeds from loans                                                  71,566
   Purchase of common stock                              (21,753)      (86,678)
   Increase (decrease) in notes payable                  211,140       (45,670)
   Increase (decrease) in long-term
    debt and capital lease obligations                  (374,141)      (34,403)
                                                      -----------     ---------

   Net cash used for financing
    activities                                          (184,754)      (95,185)
                                                      -----------      --------

Decrease in cash and cash equivalents                 $  (58,750)   $ (396,537)
                                                      ===========   ==========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT



September 30, 1996

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

         The Company's operating results for the periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Quarter ended September 30, 1996 vs 1995:

Pawn service fees decreased by $ 1,925 (14.3%) during the three months ended September 30, 1996 due to a lower volume of pawn loans outstanding during the period. Travel agency income decreased by $ 102,397 (29.4%) due to a decrease in business related travel. Consulting service income increased by $ 5,188 (26.2%) due a new consulting clients being accepted during the quarter. In addition during the third quarter of 1996 the Company sold $ 371,676 of marketable securities realizing a gain of $ 226,820. Unrealized gains on trading securities in the amount of $ 75,916 in 1996 and $ 84,331 in 1995 was the result of changes in the market value of the Company's investments in trading securities. Other income in the amount of $24,026 during 1996 was the result of lease income received. Travel agency costs decreased by $ 105,062 due to the 29.4% decrease in income. Consulting service cost decreased by $ 31,684 during the third quarter of 1996 due a decrease in consulting travel during the period.

General and administration expenses decreased by $ 102,327 primarily due to cost savings resulting from the closure of the Company's second jewelry store in November 1995.

Nine months ended September 30, 1996 vs 1995:

Pawn service fees decreased by $ 7,991 (18.9%) during the nine months ended September 30, 1996 due to a lower volume of pawn loans outstanding during the period. Travel agency income decreased by $ 109,299 (10.4%) due to a decrease in business related travel. Consulting service income decreased by $ 242,239. This decrease was due to a $ 225,000 fee earned during 1995 relating to the recapitalization of an existing client. During 1996, management has directed most of its efforts toward existing clients in which the Company has significant equity investments. As a result, during the nine months of 1996 the Company sold $ 724,319 of marketable securities realizing a gain of $ 459,519. Unrealized gains on trading securities in the amount of $ 57,513 in 1996 and $ 226,706 in 1995 was the result of changes in the market value of the Company's investments in trading securities. Other income in the amount of $ 73,048 during 1996 was the result of lease income received. Consulting service cost decreased by $ 114,856 during the nine months of 1996 due to the decrease in revenues from consulting activities and less consulting related travel.

General and administration expenses decreased by $ 159,935 primarily due to cost savings resulting from the closure of the Company's second jewelry store in November 1995.

Liquidity and Capital Resources
-------------------------------

Due to the somewhat seasonal nature of the Company's jewelry business, inventory and trade receivables are at their lowest levels on December 31 of each year. During the first half of each year jewelry inventory is replenished and trade receivables begin to increase. During the first nine months of 1996, cash and cash equivalents decreased by $ 58,750 primarily as a result of increases in inventory ($ 269,139), a decrease in accounts payable and accrued expenses ($ 94,193) and principal payments on notes payable and long-term debt ($ 163,001). These cash expenditures were partially offset by the sale of marketable securities in the amount of $ 724,319.

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




PART II.   OTHER INFORMATION
----------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits - None

          Reports on Form 8-K - None

                                   SIGNATURES


         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dallas Gold and Silver Exchange, Inc.



By:      /s/ L. S. Smith                                Dated: October 21, 1996
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                                Dated: October 21, 1996
         -------------------------
     L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                               Dated: October 21, 1996
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                                Dated: October 21, 1996
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)