Form 10KSB
period 1996-12-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1997-03-10
CIK 701719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
(Mark One)
 ( x )   Annual Report pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934 (Fee Required)
For the Fiscal year ended          December 31, 1996         or
                          ----------------------------------

 (   )   Transition Report under Section 13 or 15 (d) of the
         Securities Exchange Act of 1934 (No Fee Required)
For the transition period from_________________to______________
Commission file number     1-11048
                      ---------------
                      Dallas Gold and Silver Exchange, Inc.
                   (formerly The American Pacific Mint, Inc.)
                  --------------------------------------------
                        (Name of small business issuer)

      NEVADA                            88-0097334
-----------------------------    ----------------------------
(State or other jurisdiction    (I.R.S.Employer Identification
 incorporation or organization)   Number)

2817 Forest Lane, Dallas, Texas                 75234
----------------------------------------     ----------
(Address of Principal Executive Offices)     (Zip Code)

Issuer's telephone number, including area code (972) 484-3662 Securities registered under Section 12(b) of the Exchange Act: ---------------

  Title of each class      Name of each exchange on which registered
----------------------    -------------------------------------------
     COMMON STOCK                AMERICAN STOCK EXCHANGE
   $ .01 par value                 EMERGING COMPANIES
Securities registered pursuant to Section 12 (g) of the Exchange Act:
                             NONE
---------------------------------------------------------------------
                       (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No
                                                             --  --
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                                      ---
During fiscal year ended December 31, 1996, total revenues were $ 13,949,126.

As of March 3, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $ 3,297,573.

As of March 3, 1997, 4,420,232 shares of Common Stock were outstanding.

Documents incorporated by reference: Portions of the proxy statement for the annual shareholders' meeting to be held June 9, 1997, are incorporated by reference into Part III.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Dallas Gold and Silver Exchange, Inc. (the "Company") (formerly The American Pacific Mint, Inc.) was incorporated in Nevada in September 1965.

Through its wholly-owned subsidiary, DGSE Corporation, the Company sells jewelry and bullion products to both retail and wholesale customers throughout the United States and makes collateralized loans to individuals. During the last three years the Company has focused its efforts toward expanding its retail jewelry operations. Management expects this trend to continue until such time that interest in precious metals results in significantly higher gross profit margins on bullion related products. The Company's products are marketed through its facility in Dallas, Texas.

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

During 1995 the Company developed a World Wide Web Site on the Internet called the Computer Jewelry Exchange. Customers can buy and sell items of jewelry and are free to set their own prices in an interactive market. For its services the Company receives a fee from the seller. In addition, the Company may offer for sale its own inventory. During 1996 the Company also offered customers current quotations for precious metals prices on the internet. The Company offers these services through its facility in Dallas, Texas.

In January 1997, the Company formed a new wholly-owned subsidiary, Eye Media, Inc. On January 28, 1997, Eye Media, Inc. purchased certain assets owned by National Media Mail, Inc. and hired nine former employees of National Media Mail, Inc. The assets purchased include rights, title and interest in a patent pending and a registered service mark for ("The Gathering"), one of the largest college web sites on the internet. Eye Media, Inc. is an internet/intranet web site development company and sells advertising on The Gathering. Eye Media, Inc. operates in a leased facility in Newport Beach, California.

Products and Services
---------------------

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

Bullion products, which are purchased and sold based on current market pricing and sales commitments, are often sold prior to the purchase of the product. The Company protects itself from gains or losses in its inventory position, including purchase and sale commitments, by hedging its net position in the precious metals futures markets when necessary. During the three years ended December 31, 1996, the Company did not engaged in any hedging transactions. The availability of precious metal products is a function of price as virtually all bullion items are actively traded. Precious metals sales amounted to 39.6% of total sales for 1996, 45.3% in 1995 and 41.7% in 1994. The decrease from 1995 to 1996 reflects the Company's decision to concentrate its activities in its jewelry operations because of the higher current gross margins in this portion of the Company's business. The increase from 1994 to 1995 was a result of a decline in jewelry sales. (For further details, see Item 6 below). The Company did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 1996, 1995 or 1994. Pawn loans ("loans") are made on the pledge of tangible personal property, primarily jewelry, for one month with an automatic sixty-day extension period ("loan term"). Pawn service charges are recorded on a constant yield basis over the loan term.If the loan is not repaid, the principal amount loaned plus accrued pawn service charges become the carrying value of the forfeited collateral and is transferred to inventory which is recovered through sale. Although revenues from the Company's pawn loans are not significant, management believes this activity to be a good source of jewelry inventory and provides an excellent return on investment.

Through its wholly-owned subsidiary, DLS, the Company provides insolvency advisory services primarily to business enterprises that are or have been involved in proceedings under Chapter 11 of the United States Bankruptcy Code. Services provided by the Company include assistance in developing plans of reorganization, negotiations with creditors and general management advice.

Products and Services  (continued...)

The Company earns a cash fee and or equity participation in the organizations to which it provides services. The Company expects to accept only a limited number of assignments each year which meet the criteria of having significant fee and or substantial growth potential. Where equity participation is involved, as the client enterprises mature, the Company plans to sell its equity interest subject to compliance with state and federal securities law in order to provide non-dilutive resources for the expansion of the Company's other business activities or will distribute the equity or cash from the sale of such equity of client companies to the stockholders of the Company as dividends subject to compliance with state and federal securities law.

During 1996, 1995 and 1994, the Company provided consulting advice and participated in seven such reorganizations. As a result, the Company received consulting revenues in the amount of $ 40,000 in 1996, $ 271,414 in 1995 and $ 87,463 in 1994 and became a stockholder in three of the enterprises with which it had a consulting relationship.

During 1996 and 1995, the Company sold in the open market a portion of these securities and realized gains the amount of $ 639,684 and $ 61,687, respectively. In addition, during 1996 and 1995 the Company had unrealized gains on trading securities in the amount of $871,865 and $ 49,998, respectively. As of December 31, 1996 the Company's investment in these enterprises totaled $ 1,913,656. Also, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994.

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

Products and Services  (continued...)

In April 1996 the Company began operating an additional web site. This site allows paid subscribers unlimited access to current quotations for prices on approximately 200 precious metals, coins and other bullion related products. The site is integrated with The Computer Jewelry Exchange and is located on the Company's server at http://www.dgse.com.

In an effort to expand its internet activities, in January 1997 the Company formed a new wholly-owned subsidiary, Eye Media, Inc. On January 28, 1997, Eye Media, Inc. purchased certain assets owned by National Media Mail, Inc. and hired nine former employees of National Media Mail, Inc. The assets purchased include rights, title and interest in a patent pending and a registered service mark for ("The Gathering"), one of the largest college web sites on the internet. Eye Media, Inc. is an internet/intranet web site development company and sells advertising on The Gathering. The Company plans for Eye Media, Inc. to significantly upgrade The Computer Jewelry Exchange web site during the first quarter of 1997 and to aggressively pursue other web site development contracts. Eye Media, Inc. operates in a leased facility in Newport Beach, California. The assets purchased and the purchase price were not material to the financial statements of the Company.


Sales and Marketing
-------------------

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

The Company markets its bullion trading services through a combination of advertising in national coin publications, local print media, and coin and bullion wire services. Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry. Cash on confirmation simply means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals. Customer orders for bullion trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's credit standing. Consequently, there was no significant backlog for bullion orders as of December 31, 1996, 1995 or 1994. Company backlogs for fabricated jewelry products were also insignificant as of December 31, 1996, 1995 and 1994.

Seasonality
-----------

The retail jewelry business is seasonal. The Company realized 34.6% and 33.7% of its annual jewelry sales in the fourth quarters of 1996 and 1995, respectively.

While the Company's bullion business is not seasonal, management believes it is directly impacted by the perception of inflation trends. Historically, anticipation of increases in the rate of inflation have resulted in higher levels of interest in precious metals as well as higher prices for such metals.

Other Company business activities are not seasonal.


Competition
-----------

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




Employees
---------

As of December 31, 1996, the Company employed 19 individuals, all of which were full time employees.

ITEM 2.   DESCRIPTION OF PROPERTY

In December 1987, through its wholly-owned subsidiary DGSE Corporation the Company acquired a 6,000 square foot building in Dallas, Texas which houses retail jewelry, travel, consumer lending and bullion trading operations and its principal executive offices. The land and building are subject to a 20 year mortgage maturing in January 2014, with a balance outstanding of approximately $ 675,290 as of December 31, 1996.

In February 1994, the Company entered into a lease agreement covering a 5,000 square foot building in Dallas, Texas which housed its second retail jewelry store. The lease has a term of ten years beginning July 1, 1994 and requires monthly payments of $ 7,500 for the first five years and $ 9,000 thereafter. In November 1995, the Company closed this store and subleased this facility to another retail jewelry company for a term of six months and receives monthly payments of $ 9,050. In May 1996, this sublease was renewed for the remaining term of the prime lease.

Eye Media, Inc. rents on a month to month basis a 900 square foot facility in an office complex located in Newport Beach, California for which it pays a monthly rental in the amount of $ 684.

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

On June 18, 1996 the Company sold 500 shares of its Common Stock to an employee for $ 625 in cash. These shares were unregistered and the Company relied on
Section 4(2) of The Securities Exchange Act of 1933 for exemption covering this transaction.



High and low stock prices for the last two years were:

                              1996                      1995
                          ----------------           ----------
                         High         Low          High        Low
                         ----         ---          ----        ---

    First Quarter        1 7/8       1 1/8         2 3/8    1 9/16

    Second Quarter       2           1 1/4         2        1 1/2

    Third Quarter        1 1/2       1 1/16        1 7/8    1 1/4

    Fourth Quarter       1 1/2         7/8         1 5/8    1





On March 3, 1997,  the closing sales price for the Company's  common stock was $
1.375 and there were 650 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.



GENERAL
-------

The Company's bullion trading operation has the ability to significantly increase or decrease sales by adjusting the "spread" or gross profit margin added to bullion products. In addition, economic factors such as inflation and interest rates as well as political uncertainty are major factors affecting both bullion sales volume and gross profit margins. Historically, the Company has earned gross profit margins of from 2.0% to 3.0% on its bullion trading operations compared to 29.0% to 32.0% on the sale of jewelry products. As a result, since the year ended December 31, 1991, the Company has emphasized the more profitable jewelry products. Management expects this trend to continue until such time that interest in precious metals results in higher gross margins on bullion products.

During the last three years management of the Company has focused its efforts toward expanding its retail jewelry business because of the higher gross profit margins on these products. The Company has increased advertising and added staff in jewelry sales and jewelry and watch repairs. In August 1994, the Company opened a second retail jewelry store in Dallas, Texas. This store operated at a small loss during 1994. During 1995, the operating results of the second store did not improve. As a result, this store was closed in November 1995 and the facility was subleased to another company for the remaining term of the lease.

The Company's retail jewelry store in Dallas, Texas attracts more than 20,000 customers per year. In an effort to provide other revenue generating services to this customer base, the Company founded DGT in late 1992. During 1994 and 1993 DGT operated at a loss of approximately $ 25,000 per year on revenues of $ 955,894 in 1994 and $ 874,931 in 1993. However, in January 1995, the Company replaced DGT's manager and took certain other actions that have reduced DGT's operating cost by approximately $ 27,000 per year. During January 1995 most domestic airlines enacted a plan that reduced the amount of commissions they pay to travel agents. In an effort to offset the impact of this action by the airlines, DGT added additional outside sales agents during 1995 and was able to increase revenues to $ 1,422,706 and improve operating results to a loss of only $ 1,859. In September 1996, DGT's most productive outside sales agent retired and, as a result, 1996 revenues decreased to $ 970,694 and DGT incurred a loss of $ 7,091. The Company has reduced DGT's operating cost by an additional $ 24,000 per year and expects near break-even operating results on lower revenues in 1997.

GENERAL  (continued...)
-------

In 1993 the Company founded DLS in an effort to generate additional revenue and enhance shareholder value by capitalizing on the experience and professional contacts of the Company's Chairman. DLS provides insolvency advisory services to business that are or have been involved in proceedings under Chapter 11 of the United States Bankruptcy Code. During 1996, 1995, 1994 and 1993, the Company provided consulting advice and participated in seven such reorganizations. As a result, the Company received consulting revenues in the amount of $ 40,000 in 1996 and $ 271,414 in 1995. and became a stockholder in three of the enterprises with which it had a consulting relationship. (For further details, see Note C of Notes To Consolidated Financial Statements).


Results of Operations
---------------------

Sales decreased by $ 78,461 (0.7%) in 1996. This decrease was the result of a $ 575,018 reduction in the sale of bullion related products and an $ 496,558 increase in the sale of jewelry products. During 1996, the demand for bullion products continued soft due to low inflation and other factors. The increase in the sale of jewelry related products was the result of a stronger retail climate during 1996 and due to the Company maintaining a higher level of jewelry inventory. Pawn service charges decreased by $ 18,721 (35.7%) in 1996 due to lower loan volume. Travel agency income decreased $ 452,012 (31.8%) in 1996 due to the retirement of the Company's most productive outside sales agent. Consulting service income decreased by $ 231,414 due to fees earned during 1995 on a refinancing of an existing client. The unrealized gains on trading securities in the amounts of $ 871,865 and $ 49,998 in 1996 and 1995, respecitvely, was the result of an increase in market value of the Company's investments in trading securities. During 1996 the Company sold in open market transactions marketable securities and realized gains in the amount of $ 639,684. Other income during 1996 and 1995 was the result of rental income received from the sublease of the facility which had been the Company's second store.

Sales decreased by $ 599,296 (5.0%) in 1995. This decrease was the result of a $ 337,430 reduction in the sale of bullion related products and of a $ 261,866 reduction in the sale of jewelry products. During 1995, demand for bullion products declined due to low inflation and other factors. The decrease in the sale of jewelry related products was the result of a weak retail climate throughout most of 1995. Pawn service charges decreased by $ 8,100 (13.4%) in 1995 due to lower loan volume. Travel agency income increased $ 466,812 (48.8%). This increase was the result of the Company adding two new outside sales agents during the year. Consulting service income increased $ 183,951 in 1995 due to the fees earned on a refinancing of an existing client. The unrealized gain on trading securities was the result of an increase in market value of the Company's investments in trading securities. During 1995 the Company sold marketable securities and realized a gain in the amount of $ 61,687. Gross profit margins increased from 15.7% in 1994 to 18.0% in 1995 due to a price increase on jewelry related products.

Results of Operations  (continued...)
---------------------

Cost of goods sold decreased by $ 41,179 (.5%) in 1996 and $ 762,736 (7.6%) in 1995 due to the decrease in sales volume. Travel agency costs decreased 31.9% in 1996 and increased by 50.4% in 1995 due to the changes in travel related sales. Cost attributable to consulting services decreased by $ 55,476 in 1996 due to travel and other costs incurred in 1995 associated with work related to the refinancing of one of DLS's existing clients.

Selling, general and administrative expenses decreased by $ 67,873 in 1996 due to the closure of the Company's second jewelry store. Selling, general and administrative expenses increased in 1995 due to costs associated with the Company's second jewelry store. This second store was open for a total of ten months during 1995 compared to only three and one half months during 1994. Depreciation and amortization expense decreased in 1996 by $ 16,728 due to certain assets becoming fully depreciated during the year. Depreciation and amortization expense increased by $ 31,751 in 1995 due to amortization of organization costs in the amount of $ 17,740 relating to the Company's second store and due to depreciation on new assets placed in service during 1995 and 1994.

Interest expense increased by $ 4,908 and $ 13,134 in 1996 and 1995, respectively, due to interest paid on new working capital loans issued to fund the increase in inventory.


Liquidity and Capital Resources
-------------------------------

During 1996 the Company sold $ 983,180 of marketable securities, borrowed $ 70,410 from individuals and generated $ 60,940 from operations. Theses resources were used to fund capital expenditures in the amount of $ 62,867, purchases of marketable securities in the amount of $ 84,654, purchase and retire common stock of the Company in the net amount of $ 203,601 and to pay short and long-term notes and capital lease obligations in the amount of $ 231,523. As a result, cash and cash equivalents increased by $ 532,510 during the year.

Management of the Company expects capital expenditures to total approximately $ 75,000 during 1997. It is anticipated that these expenditures will be funded from the Company's current working capital position.

From time to time, management has adjusted the Company's inventory levels to meet seasonal demand or in order to meet working capital requirements. Management is of the opinion that if additional working capital is required, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted or a portion of the Company's investments in marketable securities may be liquidated in order to meet unforseen working capital requirements.

ITEM 7.  FINANCIAL STATEMENTS

(a)      Financial Statements (see pages 15 - 28 of this report).


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

ITEM 13. EXHIBITS REPORTS ON FORM 8-K

(a)      Exhibits:

        10.1 - Agreement For Purchase And Sale Of Stock dated as of December 30, 1996 by and among Dallas Gold And Silver Exchange, Inc. and Henry Hirschman.

        10.2 - First Amendment To Sublease Agreement effective
               July 3, 1996 by and between Dallas Gold And Silver
               Exchange, Inc. and Fuller's Jewelry, Inc.

        21   - List of subsidiaries
                 DGSE Corporation
                 Dallas Global Travel, Inc.
                 DLS Financial Services, Inc.
                 Eye Media, Inc.

     The following exhibits are incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995:

        10.1 - 9% Convertible Promissory Note dated December 5, 1995, by and among Dallas Gold And Silver Exchange, Inc. and A-Mark Precious Metals, Inc.


The following exhibits are incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994:

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

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                    Dated: March 6, 1997
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: March 6, 1997
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: March 6, 1997
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: March 6, 1997
         -------------------------
         John Benson
         Director and Chief Financial
     Officer
         (Principal Accounting Officer)

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                      DALLAS GOLD AND SILVER EXCHANGE, INC.

                                December 31, 1996



               Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Dallas Gold and Silver Exchange, Inc.


We have audited the accompanying consolidated balance sheet of Dallas Gold and Silver Exchange, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dallas Gold and Silver Exchange, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
February 14, 1997

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1996

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                          $    949,586
    Marketable securities - trading                       1,913,656
    Trade receivables                                       147,503
    Inventories                                           1,111,485
    Prepaid expenses                                         20,924
                                                          ---------

                 Total current assets                     4,143,154

PROPERTY AND EQUIPMENT - AT COST, NET                     1,123,948

OTHER ASSETS                                                 31,637
                                                          ---------

                                                        $ 5,298,739
                                                        ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                     $     548,012
    Accounts payable - trade                                404,028
    Accrued expenses                                        103,391
    Accrued payroll                                         153,254
    Accrued payable consignment                              94,153
    Customer deposits                                        57,770
    Current maturities of long-term debt and capital lease
      obligations                                            45,864
                                                            -------

                 Total current liabilities                1,406,472

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
less current maturities                                   1,766,342
                                                          ---------

Total liabilities                                         3,172,814

COMMITMENTS AND CONTINGENCIES                                     -

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,618,193 shares       46,182
    Additional paid-in capital                            4,126,451
    Accumulated deficit                                  (2,046,708)
                                                         -----------

                 Total shareholders' equity               2,125,925
                                                         -----------
                                                         $ 5,298,739
                                                         ===========

     The accompanying notes are an integral part of this statement.

    Dallas Gold and Silver Exchange, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF INCOME

                   Years ended December 31,





                                                                                       1996                1995
                                                                                   ------------         -----------
Revenue
   Sales                                                                           $ 11,291,690         $11,370,151
Pawn service charges                                                                     33,768              52,490
   Travel agency income                                                                 970,694           1,422,706
   Consulting income                                                                     40,000             271,414
   Gain on sale of marketable securities - trading                                      639,684              61,687
   Unrealized gains on marketable securities - trading                                  871,865              49,998
   Other income                                                                         101,425              10,070
                                                                                     ----------          ----------
                                                                                     13,949,126          13,238,516

Costs and expenses
   Cost of goods sold                                                                 9,472,246           9,513,425
   Travel agency costs                                                                  944,776           1,388,256
   Consulting service costs                                                             127,325             182,801
   Selling, general and administrative expenses                                       1,766,806           1,834,679
   Depreciation and amortization                                                         90,012             106,740
   Interest expense                                                                     175,370             170,462
                                                                                     ----------          ----------
                                                                                     12,576,535          13,196,363
                                                                                     ----------          ----------

                 NET INCOME                                                          $1,372,591          $   42,153
                                                                                     ==========          ==========

Earnings per common share                                                            $.24                $.01
                                                                                      ===                 ===


     The accompanying notes are an integral part of this statement.

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 1996 and 1995



                                                                                                       Unrealized
                                                                   Additional                       gain (loss)            Total
                                              Common stock           paid-in       Accumulated       on marketable     shareholders'
                                              ------------
                                          Shares         Amount      capital        deficit           securities           equity
                                          ------         ------      -------        -------           ----------            ------
Balances at January 1, 1995              5,883,351     $ 58,834    $ 5,291,345      $(3,461,452)       $(133,657)        $1,755,070

Purchase and retirement of
    common shares                          (62,502)        (625)       (98,945)             -                -              (99,570)

Unrealized gain on marketable
    securities - available for sale            -            -              -                -             76,817             76,817

Net income                                      -            -              -            42,153               -              42,153
                                         ---------      -------      ---------        ---------         --------         ----------
Balances at December 31, 1995            5,820,849       58,209      5,192,400       (3,419,299)         (56,840)         1,774,470

Purchase and retirement of
    common shares                       (1,203,156)     (12,032)    (1,066,569)              -                -          (1,078,601)

Sale of common stock                           500            5            620               -                -                 625

Unrealized gain on marketable
    securities - available for sale             -            -              -                -            56,840             56,840

Net income                                       -           -              -         1,372,591               -           1,372,591
                                         ---------      --------     ---------       ----------           -------         ---------
Balances at December 31, 1996            4,618,193     $ 46,182     $4,126,451      $(2,046,708)            $ -         $ 2,125,925



The accompanying notes are an integral part of these statements.

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                                          1996             1995
                                                                                          ----             ----

Cash flows from operating activities
   Cash received from customers                                                      $ 12,369,457      $ 13,003,801
   Cash paid to suppliers and employees                                               (12,133,147)      (12,980,597)
   Interest paid                                                                         (175,370)         (170,462)
                                                                                         --------          --------

                 Net cash provided by (used in) operating activities                       60,940          (147,258)
                                                                                           ------          --------

Cash flows from investing activities
   Decrease in loans, net                                                                      -             10,217
                                                                                           ------            ------
   Capital expenditures                                                                   (62,867)          (84,859)
   Proceeds from sale of property and equipment                                               -              30,131
   Purchase of marketable securities - trading                                            (84,654)          (23,800)
   Proceeds from sale of marketable securities - trading                                  983,180           120,085
   Proceeds from sale of marketable securities - available-for-sale                          -               19,013
                                                                                          -------            ------
                 Net cash provided by investing activities                                835,659            70,787
                                                                                          -------            ------
Cash flows from financing activities
   Proceeds from notes issued                                                              70,410           325,704
   Payment of short-term notes                                                           (197,802)          (21,500)
   Purchase and retirement of common stock                                               (203,601)          (99,570)
   Principal payments on long-term debt                                                   (16,554)          (81,970)
   Principal payments under capital lease obligations                                     (17,167)          (61,830)
   Sale of common stock                                                                       625                -
                                                                                          --------           -------
                 Net cash provided by (used in) financing activities                      (364,089)           60,834
                                                                                          --------            ------
Net increase (decrease) in cash and cash equivalents                                      532,510           (15,637)

Cash and cash equivalents at beginning of year                                            417,076           432,713
                                                                                          -------           -------

Cash and cash equivalents at end of year                                                $ 949,586         $ 417,076
                                                                                        =========         =========

The accompanying notes are an integral part of these statements.

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                            Years ended December 31,



                                                                                            1996              1995
                                                                                            ----              ----

Reconciliation of net income to net cash provided by
   (used in) operating activities
      Net income                                                                      $ 1,372,591          $ 42,153
      Adjustments to reconcile net income to cash provided by
         (used in) operating activities
             Depreciation and amortization                                                 90,012           106,740
             Unrealized gains on marketable securities - trading                         (871,865)          (49,998)
             Gain on sale of marketable securities - trading                             (639,684)          (61,687)
             Gain on sale of property and equipment                                           -                (691)
             Marketable securities received in lieu of cash                                   -            (155,750)
             (Increase) decrease in operating assets
                Trade receivables                                                          33,305            32,573
                Inventories                                                              (219,282)         (143,600)
                Prepaid expenses                                                           (2,048)            4,552
                Other assets                                                                3,752               384
             Increase (decrease) in liabilities
                Accounts payable                                                          149,795           (12,849)
                Accrued expenses                                                          125,408            78,383
                Customer deposits                                                          18,956            12,532
                                                                                           ------            ------

                  Net cash provided by (used in) operating activities                    $ 60,940        $ (147,258)
                                                                                         ========        ==========


Supplemental schedule of noncash operating, investing and financing activities:

   Year ended December 31, 1996:
   -----------------------------

   The Company issued a long-term note payable to an individual in the amount of $875,000 for the repurchase of 1,119,056 shares of common stock, which were retired.

   Year ended December 31, 1995:
   -----------------------------

   The Company received 155,750 shares of CardioDynamics International Corp.'s common stock in lieu of payment of $155,750 of consulting fees.

   The Company acquired property and equipment in the amount of $111,593 by entering into capital lease agreements.


The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations
    --------------------

    Dallas Gold and Silver Exchange, Inc. and its wholly-owned subsidiaries (the Company), sell jewelry and bullion products to both retail and wholesale customers throughout the United States through its facility in Dallas, Texas; provide consulting services related to reorganization of other business enterprises; and provide travel planning to both business and pleasure travelers.

    Principles of Consolidation
    ---------------------------

    The consolidated financial statements of the Company include the financial statements of Dallas Gold and Silver Exchange, DGSE Corporation, Dallas Global Travel, Inc. and DLS Financial Services, Inc.

    All material intercompany transactions and balances have been eliminated.

    Inventory
    ---------

    Bullion inventory is valued at lower-of-cost-or-market (average cost). Jewelry and other inventory is valued at lower-of-cost-or-market (specific identification).

    Property and Equipment
    ----------------------

    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are being provided on the straight-line method over periods of five to thirty years. Machinery and equipment under capital lease are amortized on the straight-line method over their useful lives.

    Earnings Per Share
    ------------------

    The computation of earnings per share is based upon the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of the convertible notes payable, if dilutive. The weighted average number of shares used to calculate earnings per share during the years ended December 31, 1996 and 1995 were 5,791,969 and 5,885,098, respectively.

    Cash and Cash Equivalents

    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Investments in Marketable Securities
    ------------------------------------

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

    Financial Instruments
    ---------------------

    The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, marketable securities, short-term debt, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because substantially all of the underlying instruments have variable interest rates which reprice frequently or the interest rates approximate current market rates.

    Stock Options
    -------------

    The Company's employee stock option plan is accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.

    Use of Estimates
    ----------------

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


NOTE B - INVENTORIES

    A summary of inventories at December 31, 1996 is as follows:

         Jewelry        $ 975,473
         Scrap gold       104,067
         Bullion           10,714
         Other             21,231
                           ------

                       $1,111,485
                       ==========

NOTE C - INVESTMENTS IN MARKETABLE SECURITIES

    During 1996, the Company transferred marketable securities from available for sale to trading, recognizing an unrealized gain of $979,766 in current earnings.


NOTE D - PROPERTY AND EQUIPMENT

    A summary of property and equipment at December 31, 1996 is as follows:

       Land                                                         $ 551,300
       Buildings and improvements                                     516,914
       Machinery and equipment                                        563,665
       Furniture and fixtures                                          71,174
                                                                       ------
                                                                    1,703,053
         Less accumulated depreciation and amortization              (579,105)
                                                                     --------

                                                                   $1,123,948
                                                                   ==========


NOTE E - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

    A summary of notes payable and long-term debt and capital leases at December 31, 1996 follows:

Notes payable

Various demand notes to individuals with interest rates from 8% to 14%           $ 548,012
                                                             =     ==            =========

Long-term debt and capital leases

Mortgage payable, due in monthly installments of $6,308, including interest based on 30 year US Treasury notes plus 2-1/2% (rate at December 31, 1996 was
9.375%); balance due and payable in January 2014 $ 675,290

Convertible note, due December 5, 1998.  Interest is payable quarterly at a rate
of 9%                                                                              150,000

Convertible note, due December 31, 2001. Interest is payable quarterly at a rate
of 8%                                                                              875,000

Capital  lease  obligations  (property  and  equipment  includes  machinery  and equipment of $107,797,  net of accumulated  amortization  of $35,679 at December
31, 1996)                                                                         111,916
--- ----                                                                          -------

                                                                                1,812,206
              Less current maturities                                              45,864
                                                                                   ------
                                                                               $1,766,342
                                                                               ==========

    Convertible Notes

    In December 1995, the Company issued a long-term convertible note in the amount of $150,000 to a supplier. The note bears interest at 9% payable quarterly and matures in December 1998. At any time prior to full payment of the note, the lender may exercise its right to convert the outstanding indebtedness into shares of common stock at a conversion rate of $.50 per share.

    In December 1996, the Company issued a long-term convertible note in the amount of $875,000 to an individual. The note bears interest at 8% payable quarterly. The principal matures in installments of $100,000 at December 31, 1999, $100,000 at December 31, 2000, and $675,000 at December 31, 2001. At
    any time prior to full payment of the note, the holder may convert $100,000 of this note into common stock at a conversion rate of $1.00 per share.

    The following table summarizes the aggregate maturities of long-term debt and payments on the capital lease obligations:

                                                                                                          Obligations
                                                                                                             under
                                                                                    Long-term              capital
                                                                                         debt               leases
                                                                                         ----               ------

       1997                                                                           $ 17,567             $ 44,294
       1998                                                                            169,490               38,134
       1999                                                                            121,109               29,700
       2000                                                                            122,860               29,700
       2001                                                                            699,935                2,475
       Thereafter                                                                      569,329                   -
                                                                                     ---------              -------
       Total                                                                         1,700,290              144,303

       Amounts representing interest (interest rates ranging from
         10.8% to 23.3%)                                                                    -               (32,387)
                                                                                      -------                ------
                                                                                      111,916             1,700,290
       Less current portion                                                           (17,567)              (28,297)
                                                                                      -------               -------
                                                                                    $1,682,723             $ 83,619
                                                                                    ==========             ========


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

    The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS
    123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation.

     The following table summarizes the activity in common shares subject to options for the two years ended December 31, 1996:

                                                                 Weighted
                                                Range of           Average
                                    Shares    Exercise Price    Exercise Price
                                    ------    --------------    --------------

       January 1, 1995              390,000    $1.63 - $2.25        $2.12
       Granted                          -                -            -
                                   -------     ------------       -------
       December 31, 1995           390,000      1.63 - 2.25           -
       Forfeited                    10,000     2.125 - 2.25       2.1875
                                   -------     ------------       ------

       December 31, 1996           380,000    $1.63 - $2.25        $2.12
                                   =======    =============        =====

    As of December 31, 1996, all options were exercisable and expire six months after termination of employment.


NOTE G - INCOME TAXES

    The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

                                                  1996            1995
                                                  ----            ----

       Tax expense at statutory rate           $ 466,682        $ 14,332
       Change in valuation allowance            (467,377)        (14,721)
       Nondeductible expenses                        695             389
                                                --------         -------

       Tax expense                             $ -             $ -
                                                ========        ========

  The change in the valuation allowance resulted from use of net operating loss carryforwards.

    Deferred tax assets (liabilities) are comprised of the following as of December 31, 1996:

       Deferred tax assets
          Net operating loss carryforwards                          $ 463,583
       Deferred tax liabilities
          Unrealized gain on securities                              (355,691)
          Other                                                        (8,626)
                                                                       ------

             Total deferred tax liabilities                          (364,317)
                                                                     --------

          Net deferred tax assets                                      99,266

       Valuation allowance                                            (99,266)
                                                                      -------

          Net deferred tax assets                                   $ -
                                                                     ========
    Net operating loss carryforwards for federal income tax purposes expire as follows:

           Year of
          expiration           Amount
          ----------           ------

             2002           $ 138,000
             2003             616,000
             2004             219,200
             2005               3,600
             2006             172,070
             2007             214,500
                            ---------
                           $1,363,370
                           ==========

NOTE H - OPERATING LEASE

    The Company leases certain of its facilities under operating leases. The minimum rental commitments under noncancellable operating leases are as follows:

       Year ending December 31,
          1997                              $ 90,000
          1998                                99,000
          1999                               108,000
          2000                               108,000
          2001                               108,000
          Thereafter                         270,000
                                             -------
                                             783,000
Less amounts representing sublease income    783,000
                                             -------
                                            $ -
                                             =======

   Rent expense for the years ended December 31, 1996 and 1995 was approximately
    $126,000 and $90,000, respectively, and was offset by sublease income of approximately $97,000 and $9,000, respectively.


NOTE I - BONUS PLAN

   The Company has a bonus plan covering the DGSE's employees and the corporate officers which provides that 20% of the consolidated pre-tax income of DGSE and the Company be distributed to all eligible employees based on a formula which takes into account annual compensation and longevity with the Company. Compensation expense incurred under this bonus plan was $161,810 and $88,762 in 1996 and 1995, respectively.

                     NOTE J - BUSINESS SEGMENT INFORMATION

           The company operations by business segment were as follows:


                                                         Travel        Financial
                                          Jewelry        Agency         Services      Corporate       Consolidated
                                          -------        ------         --------      ---------       ------------

      Revenues
         1996                          $11,426,883     $ 970,694         $ 40,000     $1,511,549       $13,949,126
         1995                           11,432,711     1,422,706          271,414        111,685        13,238,516

      Operating income (loss)
         1996                             $ 54,890      $ (7,091)       $ (20,174)    $1,344,966        $1,372,591
         1995                             (158,112)       (1,859)         185,218         16,906            42,153

      Identifiable assets
         1996                          $ 2,796,927       $ 9,845        $ 573,915     $1,918,052        $5,298,739
         1995                            2,401,776        42,215          222,849      1,259,299         3,926,139

      Capital expenditures
         1996                             $ 40,857          $ -          $ 22,008           $ -           $ 62,867
         1995                               78,958            -             5,425            476            84,859

      Depreciation
         1996                             $ 80,047         $ -            $ 9,965           $ -           $ 90,012
         1995                               79,733            -               632          6,540            86,905


                                     EXHIBIT

                                                                 Exhibit 11.0

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             COMPUTATION OF FULLY DILUTED EARNINGS PER COMMON SHARE

                                                                                           Year ended December 31,
                                                                                           -----------------------
                                                                                              1996        1995
                                                                                              ----        ----

Weighted average number of common shares outstanding                                    5,791,969         5,855,098

Shares issuable assuming exercise of convertible note payable                              75,273             5,342

Shares issuable assuming exercise of outstanding options                                      (A)               (A)
                                                                                        ---------         ---------
Weighted average number of common shares outstanding,
    assuming full dilution                                                              5,867,242         5,860,440
                                                                                        =========         =========
Net earnings for the year                                                              $1,372,591          $ 42,153
Add:   Reduction of interest from assumed payment or
          conversion of debt                                                               13,500               962
                                                                                        ---------         ---------

               Earnings on a fully diluted basis                                       $1,386,091          $ 43,115
                                                                                       ==========          ========

               Fully diluted earnings per share                                           $.24             $.01
                                                                                          ====             ====


(A) No shares are shown as issuable from the exercise of options as the market price of the stock was substantially below the exercise price for all of 1995 and 1996.

                                                                   Exhibit 10.1

                                    AGREEMENT

                                       FOR

                                PURCHASE AND SALE

                                       OF

                                     STOCK

     THIS AGREEMENT FOR PURCHASE AND SALE OF STOCK ( Agreement") is made and entered into as of this 30 day of December, 1996, aby and between Dallas Gold & Silver Exchange, Inc., A Nevada Corporation, (the Company") and Henry Hirschman, an individual ( Hirschman").

                                    RECITALS

     A. WHEREAS, Hirschman is the owner of record of 1,119,056 shares (the shares") of the issued and outstanding common stock of the Company

     B. WHEREAS, the Company desires to purchase from Hirschman and Hirschman desires to sell said shares in consideration for cash and a promissory note as set forth below.

          NOW,   THEREFORE,   in   consideration   of  the  mutual   agreements,
     representations and warranties contained herein, the parties agree as follows:

SECTION1:  PURCHASE  PRICE.  The  purchase  price to be paid by the  Company  to
           ---------------
Hirschman is entirely composed of the sum of $125,000 and the promissory note attached hereto as Exhibit 1.

SECTION 2:  TRANSFER OF THE SHARES.  Subject to the terms and conditions set
            ----------------------
forth in thisagreement, Hirschman shall sell, assign, transfer, convey and deliver 1,119,056 Shares of the Company's common stock, and the Company shall purchase and accept the shares from the Hirschman.

SECTION 3:  DELIVERY.
            --------

     (a) On the Closing Date (as herein defined), Hirschman shall deliver to the Company certificates representing ownership of the Shares together with executed stock assignments or stock powers attached. Such Stock powers or assignments shall have appropriate signature guaranties.

     (b) On the Closing Date, the Company shall deliver to Hirschman it check in the amount of $125,000 and a fully executed promissory note in the form attached as Exhibit 1.

SECTION 4: CLOSING.  The Closing Date shall occur on December 30, 1996 and shall
           -------
take place at the principal office of the Company or at such other place as may be mutually agreed upon by the parties.

SECTION  5:   PREPRESENTATIONS  AND  WARRANTIES  OF  THE  COMPANY.  The  Company
              ---------------------------------------------------
represents and warrants to Hirschman as follows:

     (a)  Organization of Corporation. The Company is a general corporation duly
          ---------------------------
          organized, validly existing and in good standing under the laws of the State of Nevada, having all necessary corporate powers to own its properties and to carry on its business now owned and operated.

     (b)  Authority and Effect. The Company has the right, power, legal capacity
          --------------------
          and authority to enter into, and perform its obligations under this Agreement which, shall constitute the valid and binding obligation of American, enforceable in accordance with its terms.

     (c)  No  Breach  of  Statute  or  Contract.  To the  best of the  Company's
          -------------------------------------
          knowledge, the execution, delivery and performance of this Agreement does not and will not breach any statute or regulations of any governmental authority and will not, on the Closing Date, conflict with or result in a breach of, or default under any of the terms, conditions or provisions of any order, writ, injunction, decree, agreement or instrument to which American is a party or by which the Company is or may be bound.

SECTION 6:  REPRESENTATIONS AND WARRANTIES OF HIRSCHMAN
            -------------------------------------------

     (a)  General  Representations  and  Warranties.  Hirschman  represents  and
          -----------------------------------------
          warrants to the Company as follows:

          (i) Hirschman has good and marketable title to the Company shares beneficially owned by him, free and clear of all liens, claims, encumbrances, charges or restricitons against transfer;

          (ii) Authority  and  Effect.  Hirschman  has the right,  power,  legal
               ----------------------
               capacity and authority to enter into, and perform his obligations under this Agreement which, shall constitute his valid and binding obligation, enforceable in accordance with its terms.

          (iii)No Breach of  Statute  or  Contract.  To the best of  Hirschman's
               -----------------------------------
               knowledge, the executio, delivery and performance of this Agreement does not and will not breach any statute or regulations of any governmental authority and will not, on the Closing Date, conflict with or result in a breach of or default under any of the terms, conditions or provisions of any order, writ, injunction, decree, agrement or instrument to which the Hirschman is a party or by which he is or may be bound.

SECTION 7: NOTICES. All notices or communications  required under this Agreement
           -------
shall be in writing and delivered personally or sent by United States registered or certified mail, postage prepaid, and properly addressed as follows:

         The Company:      Dallas Gold & Silver Exchange, Inc.
                           Attention:  Dr. L.S. Smith
                           519 Interstate 30, Suite 243
                           Rockwall, Texas  75087.

         Hirschman:        155 East 29th Street, Apt, 32A
                           New York, New York  10016




SECTION 8: BINDING EFFECT OF AGREEMENT.  Except as expressly  provided herein to
           ---------------------------
the contrary, this Agreement shall be binding on all the heirs, executors, administrators, successors and assigns of each of the parties hereto.

SECTION 9: GOVERNING LAW. This Agreement  shall in all respects be  interpreted,
---------  -------------
     enforced and governed by and under the laws of the State Nevada.

SECTION 10:  HEADINGS.  The  headings in the  sections  and  paragraphs  of this
----------   --------
     Agreement are inserted for convenience of reference only and shall not constitute a part hereof.

SECTION 11: GENDER. the neurter gender includes the feminine and masculine,  the
----------  ------
     masculine includes the feminine and neuter, and the feminine includes the masculine and neuter, and each includes corporation, partnership or other legal entity when the context so requires.

SECTION 12:  SINGULAR  AND  PLURAL.  The  singular  number  includes  the plural
----------   ---------------------
     whenever the context so requires.

SECTION 13:  ADDITIONAL  DOCUMENTS.  The  parties  hereto  each agree  after the
----------   ---------------------
     Closing Date to executed, acknowledge and delver any additional documents and instruments, and to take any other action consistent with the terms of this Agreement that may reasonably be requested by the other party to give effect to the provisions hereof.

SECTION 14: COUNTERPARTS.  This Agreement may be executed in counterparts,  each
----------  ------------
     of which shall be deemed an original and all of which together shall constitute one and the same instrument.

SECTION 15:  AMENDMENT.  No  supplement,  modification,  or  amendment  of  this
----------   ---------
     Agreement shall be valid except through written document executed by each of the parties hereto.

         EXECUTED as of the date first above written.


                                      Dallas Gold & Silver Exchange


                                      By:/s/ Dr. L.S. Smith
                                         ----------------------------------
                                      Its Chairman

                                         /s/ Henry Hirschman
                                         ----------------------------------
                                             Henry Hirschman

                          8% UNSECURED PROMISSORY NOTE

$875,000

December 31,  1996

         THIS 8% UNSECURED PROMISSORY NOTE is made as of December 31, 1996 by Dallas Gold & Silver Exchange, Inc., a Nevada corporation (the Company").

SECTION 1.  Payment Obligation.
            ------------------
         Subject to the terms and conditions hereinafter set forth, for value received the Company promises to pay to Henry Hirschman, or registered assigns ( Holder"), on December 31, 2001 the principal sum of Eight Hundred Seventy Five Thousand Dollars ($875,000) less any prepayments or required principal reductions. The Company further promises to pay interest on the outstanding principal balance hereof from the date hereof until paid at the rate of nine percent 8 per cent per annum calculated on the basis of a 365-day year. Accrued interest hereunder shall be payable quarterly in arrears on the first day of each calendar quarter or, if such day is not a Business Day, the next succeeding Business Day. Each date on which an installment of interest is payable pursuant to the terms of this Note is referred to herein as an Interest Apayment Date". Payment of principal and interest on this Note shall be made at 155 East 29th Street, Apt 32A New York, New York 10016, or at such other address as the Holder shall designate in writing in accordance with Section 8.2, in such coin or currency of the United States of Americ as at the time of payment is legl tender for payment of public and privte debts; provided, however, that the Company may pay principal and interest by check payable in such money. On both December 31, 1999 and on December 31, 2000 the Company shall pay the sum of $100,000 as a principal reduction on this note and the remaining balance shall be reduced accordingly.

SECTION 2.  Conversion of the Note.
            ----------------------

     2.1 Coversion Privilege. Subject and upon compliance with the provisions of
         -------------------
this Section 2, the Holder, at the Holder's option, at any time prior to payment in full of this Note, may convert $100,000 of this Note into shares of Common Stock of the Company, par value $.01 per share (the Common Stock"), at the Price of $1.00 per share. The holder must convert the full allowable amount in order for this revision to be in full force and effect.

         2.2 Manner of Exercise of  conversion  Privilege.  In order to exercise
             --------------------------------------------
the conversion privilege of this Note, the Holder shall deliver written notice in substantially the form attached to this Note as Exhibit 1 to the Company during regular business hours at its principal executive office (which currently is located at 519 Interstate 30, Suite 243, Rockwall, Texas 75087). Conversion shall be deemed to have been effected on the date when such notice is received by the Company (the Conversion Date") and at that time the rights of the Holder as such shall cease, except with respect to the pyment of accrued interest in accordance with Section 2.4 below. An election to convert this the allowable portion of the note shall be irrevocable once made.

         2.3 Issuance of Certificates.  As promptly after the Conversion Date as
             ------------------------
practicable, the Company shall instruct its transfer agent to issue and deliver to the Holder at the address of the Holder set forth on the Company's records, without any charge to the Holder, a certificate or certificates (issued in the name of the Holder or, subject to the provisions of section 5.2 hereof, in such name as the Holder may designate) for 100,000 shares of Common Stock of the Company issuable upon the coversion of this Note. The Holder must surrender the original note for a conversion and the Company shall execute and deliver to the Holder a new Note in an aggregate principal amount equal to the unconverted portion of the principal amount of the surrendered Note due at the point of conversion.

         2.4 Interest on Conversion.  On exercise of the conversion privilege of
             ----------------------
this Note, interest shall cease to accrue as of the Conversion Date on the principal amount converted, but interest Conversion Date. No payment or adjustment shall be made on conversion of this Note for any dividends on Common Stock issued conversion that were declared before the Conversion Date. Upon such conversion the Holder shall be deemed to have become the stockholder of record on the Conversion Date (unless the transfer books of the Company are closed on that date, in which event the Holder shall be deemed to have become the stockholder of record on the next succeeding day on which the transfer books are open and the conversion shall be at the rate in effect on such date).

         2.5 Taxes Upon Conversion. The Company shall pay any and all taxes that
             ---------------------
may be payable in respect of the issuance or delivery of any shares of Common Stock on conversion of this Note or any portion thereof. The Company shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of shares of Common Stock in a name other than that of the Holder, and the Company shall not be required to issue or deliver such shares of Common Stock unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of any such tax or shall have established to the satisfaction of the Company that such taxes have been paid.

         2.6 Elimination of Fractional Interests. No fractional shares of Common
             -----------------------------------
Stock shall be issued upon conversion of this Note, nor shall the Company be required to pay cash in lieu of fractional interests, it being the intent of the parties that all fractional interests shall be eliminated.

     2.7  Conversion  Price.  The  Conversion  Price of this Note shall be $1.00
          -----------------
($1.00) per share of Common Stock. The Conversion Price shall be not be adjusted for any reason and shall be limited to the extent of $100,000 in principal amount.

         2.8 Rights of Holder. Nothing contained in this Note shall be construed
             ----------------
as conferring upon the Holder the right to vote or to consent or to receive notice on account of the shares of Common Stock into which the Note is convertible, or as having any rights whatsoever as a stockholder of the Company with respect to such shares.

         2.9 Reservation  and Listing of Shares for Issuance.  The Company shall
             -----------------------------------------------
at all times reserve and keep available out of its authorized and unissued shares of Common Stock, for the purpose of effecting the conversion of this Note, such number of its duly authorized shares as shall from time to time be sufficient to effect the conversion of this Note. The Company covenants that all shares of Common Stock issued upon conversion of this Note in compliance with the terms herewith shall be validly issued and fully paid and non-assessable. As long as this Note shall be outstanding, the Company shall use its best efforts to cause all shares of Common Stock issuable upon conversion ofthis Note to be listed (subject to official notice of issuance ) on all securities exchanges on which the Common Stock is then listed.

SECTION  3.  Transfer,  exchange  and  Replacement  of Note.  This Note shall be
             ----------------------------------------------
transferable only on the note register of the Company maintained at the office of the Company. It is the intenet of the parties that this note be retained by the Holder until maturity and therefore the note may not be transferred, assigned or sold to any third party without the written consent of the Comapny. Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Note, the Company shall make and deliver a new Note of like tenor, in lieu of this Note, if (I) in case of loss, theft or destruction, the Company receives indemnity or security reasonalby satisfactory to it, (ii) the Company is reimbursed for all reasonable expenses incidental to such replacement, and (iii) this Note is surrendered and cancelled, if mutilated.

SECTION 4.        Prepayment
                  ----------
         The principal amount of this Note may be prepaid, in whole or in part, at any time without restriction.


SECTION 5.        Acquistion for Investment and Restrictions On Transfer.
                  ------------------------------------------------------

         5.1      Investment Intent.
                  -----------------
                  (a) The Holder, by acceptance of this Note, represents that this Note and any shares of Common Stock issuable upon conversion of this Note will be acquired for the Holder's own account for investment and not with a view to, or for resale in connection with, the distribution thereof, and that the Holder has no present intention of distributing or reselling the Note or any such shares of Common Stock.

                  (b) Holder, by acceptance of this Note, further represents that it has not offered or sold this Note, or any shares of Company Stock into which this Note is convertible, directly or indirectly to any other Person" (as defined in Section 8.1 below) and that the Holder is not acquiring the Note or any such shares for the account of any other Person.

         5.2 Restrictions on Transfer.  The Holder,  by acceptance of this Note,
             ------------------------
agrees that the Holder will not sell, transfer, assign, pledge, hypothecate or otherwise dispose of this Note or any of the shares of Common Stock issuable upon conversion of this Note unless: (I) a registration statement under the Securities Act of 1933, as amended (the Act"), covering the sale or transfer of the Note or the shares of Common Stock issuable upon conversion of the Note, as the case may be, is in effect; or the Holder first provides the Company with an opinion of counsel (which may be counsel for the Company) reasonably acceptable to the Company to the effect that such sale, transfer, assignment, pledge, hypothecation or othe disposition will be exempt from the registration and the prospectus delivery requirements of the Act. Any such sale, transfer, assignment, pledge, hypothecation or other disposition shall also comply with applicable state securities or blue sky"laws.

     5.3 Legends.  Certificates  evidencing shares of Common Stock issuable upon
         -------
conversion of this Note shall bear the following legend:

     THE SECURITIES EVIDENCED BY THS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND HAVE BEEN TAKEN FOR INVESTMENT PURPOSES ONLY AND NOT WITH A VIEW TO THE DISTRIBUTION THEREOF, AND SUCH SECURITIES MAY NOT BE SOLD OR TRANSFERRED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT COVERING SUCH SECURITIES OR THE COMPMPANY RECEIVES AN OPINION OF COUNSEL (WHICH MAY BE COUNSEL FOR THE COMPANY) REASONABLY ACCEPTABLE TO THE COMPANY STATING THAT SUCH SALE OR TRANSFER IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SUCH ACT."


The certificates representing such shares of Common Stock, and each certificate issued upon transfer thereof, shall also bear any legend required under any applicable state securities law. The Holder consents to the Company's making a notation on its records or giving instructions to any transfer agent of the Common Stock in order to implement the restrictions on transfer of the Note and shares of Common Stock issuable upon conversion hereof set forth herein. The Company shall remove any legend endorsed on this Note or on a certificate representing the shares of Common Stock issued upon conversion hereof, and any stock transfer instructions and record notations with respect to the Note and shares of Common Stock issuable upon conversion hereof, and shall issue a Note or certificate without such legend to the Holder if: (I) this Note or any Common Stock issuable upon conversion hereof is registered under the Act and under any applicable state securities laws, as the case may be; or (ii) the Holder provides the Company with an opinion of counsel (which may be counsel for the Company) reasonably acceptable to the Company to the effect that a public sale or transfer of this Note or such shares of Common Stock may be made without registration under the Act or under any applicable state sucrities laws, as the case may be.

SECTION 6.        Default.
                  -------
         6.1  Rights  Upon  Default.  Upon any Event of  Default  as  defined in
              ---------------------
Section 6.2, the Holder may, at its option, declare the entire amount of principal and accrued interest on this Note immediately due and payable, by written notice to the Company, in which event the Company shall immediately pay to the Holder the entire unpaid principal balance of this Note together with accrued interest thereon to the date of such payment. At any time within fifteen
(15) days after such declaration, the same may be rescinded and such Event of Default may be waived by the Holder of this Note by written notice from it to the Company. In the event the Company fails to make payment to the Holder of this Note as provided in this Section 6.1, the Holder shall be entitled to take such measures as may be appropriate to enforce the Company's obligations under this Note, by judicial proceedings or otherwise. No delay or omission of the Holder of this Note to exercise any right or pwoer accruing upon any Event of Default shall impair any such right or power or shall be construed as a waiver of any such Event of Default or an acquiescence therein.

     6.2 Events of Default. An Event of Default" under this Note shall occur if:
         -----------------

          (a) the Company defaults in the payment of principal under this Note when due, either at maturity or by declaration as authorized in this Note;

          (b) the Company defaults in the payment of interest under this Note when due and the default continues for a period of fifteen (15) days;

          (c) the Company shall default in the performance or observance of any agreement, term, covenant or condition contained in this Note (other than as specifically provided in this Section 6.2) and such default is not remedied within fifteen (15) days after receipt by the Company of written notice from the Holder of such default.

SECTION 7.  Representations and Warranties.
            ------------------------------
                  The Company represents and warrants that:

         (a) The execution ad delivery of this Note has been duly and validly authorized by the Board of Directors of the Company and that no other corporate proceedings on the part of the Company are necessary to authorize this Note. This Note has been duly and validly executed and delivered by the Company and constitutes the valid and binding agreement of the Company enforceable against it in accordance with its terms;

         (b) The execution, delivery or performance by the Company of this Note will not, with or without the giving of notice or the passage of time, or both, conflict with, violate, result in a breach of or default, right to accelerate or loss of rights under, or result in the creation or imposition of any lien, charge or encumbrance upon any of the material assets or properties of the Company or its subsidiaries pursuant to any provision of the Company's
Certificate of Incorporation or Bylaws, or any agreement, law, rule, or regulation, or any order, judgment or decree to which the Company or any of its Subsidiaries is a party or by which the company or any of its Subsidiaries, or their respective assets or properties is bound; and

       (c) No consent or approval of, or notification to or filing with, any governmental authority, stock exchange, interdealer quotation system or any other party is required in connection with the execution, delivery and performance of this Note, other than such as have been obtained.

                  The Holder represents and warrants:

       (a) That he has accepted this note based on his own independent investigation of the affairs of the company and that he has exercised his own independent judgement in connection with all decisions related thereto.

SECTION 8.  Miscellaneous.
            -------------

     8.1  Definitions.  As used  herein  the  following  terms  shall  have  the
          -----------
following meanings:

                   Person  shall  mean  any  individual  or  entity,  including
                   ------
without limitation any corporation, partnership, joint venture or trust.

                   Business  Day  shall  mean any day  other  than a  Saturday,
                   -------------
Sunday or other day on which banks in the State of Nevada or New York are authorized by law to remain closed.

         8.2 Notices.  All notices and other communications made pursuant to the
             -------
provisions of or in connection with this Note shall be in writing and shall be deemed to have been duly made when delivered personally or by express mail or courier or when sent by facsimile transmission with confirmation received (provided a writing evidencing such transmission is mailed by first class mail, postage prepaid within two (2) Business Days):

                  (a)      If to the Holder, to Henry Hirschman
                           155 East 29th Street, Apt. 32A
                           New York, New York 10016

                  (b) If to the Company, to Dallas Gold & Silver Exchange, Inc., 519 Interstate 30, Suite 243, Rockwall, Texas 75087, faxt no. (214)772-3093, or to such other address as the Company may give notice of to the Holder from time to time.

         8.3  Successors.  All the covenants,  agreements,  representations  and
              ----------
warranties contained in this Note shall bind the parties hereto and their respective heirs, executors administrators, distributees, successors and assigns.

         8.4 Law  governing.  This Note is  delivered in the State of Nevada and
             --------------
shall be construed and enforced in accordance with, and governed by, the internal laws of the State of Nevada without application of the conflict of laws provisions hereof.

     8.5 Headings.  The Section  headings in this Note are inserted for purposes
         --------
of convenience only and shall have no substanative effect.

     8.6 Expenses.  Each party to this agreement  shall bear his own expenses in
         --------
connection with this note.

         8.7  Usury.  Notwithstanding  any other  provision  of this Note to the
              -----
contrary, all agreements between the Company and the Holder are expressly limited, so that in no event or contingency whatsoever, whether by reason of the advancement of the proceeds of this Note, acceleration of maturity of the unpaid principal balance, the addition of accrued interest to principal or otherwise, shall the amount paid or agreed to be paid to the Holder for the use, forbearance, or detention of the money to by advanced under this Note exceed the highest lawful rate permissible under applicable usury laws. If, under any circumstances whatsoever, fulfillment of any provision of this Note or any other agreement pertaining to this Note, after timely performance of such provision is due, shall involve transcending the limit of validity prescribed by law which a court of competent jurisdiction deems applicable, then the obligations to be fulfilled shall be reduced to the limit of such validity, and if, under any circumstances whatsoever, the Holder shall ever receive as interst an amount that exceeds the highest lawful rate, the amount that would be excessive interst shall be applied to the reduction of the unpaid principal balance under this Note and not to the payment of interest, or, if such excessive interest exceeds the unpaid balance of principal under this Note, such excess shall be refunded to the Company.


             WITNESS the signature of the duly authorized officer of the Company

                         DALLAS GOLD & SILVER EXCHANGE,
                           INC., a Nevada corporation

                            by:   /s/ Dr. L.S. Smith
                               ------------------------
                              Name: Dr. L.S. Smith
                                 Title: Chairman

Exhibit 1

To

The undersigned owner of this Note hereby irrevocably exercises the option to convert $100,000 principal amount of this Note into shares of 100,000 shares of Common Stock of in accordance with the terms of this Note, and directs that the shares issuable and deliverable upon conversion be issued and delivered to the registered holder hereof.


Dated:

                                    Signature

                                                                  Exhibit 10.2

                      FIRST AMENDMENT TO SUBLEASE AGREEMENT
                      -------------------------------------

     THIS FIRST AMENDMENT TO SUBLEASE AGREEMENT( Amendment"), is made effective as of July 3, 1996, by and between DALLAS GOLD & SILVER EXCHANGE, INC. ( Sublessor"), and FULLER'S JEWELRY, INC. ( Sublessee").

                                    RECITALS:
                                    ---------

A. Sublessor and Sublessee have previously entered into that certain Sublease Agreement, dated effective as of November 10, 1995 ( Sublease"). terms defined in the Sublease and delineated herein by initial captial letters shall have the same respective meanings specified in the Sublease.


B. Sublessor and Sublessess have agreed to extend the Sublease Term as provided in this Amendment.

     NOW, THEREFORE, for and in consideration of the premises and themutual covenants and obligations of each party under the Sublease, the Sublease is hereby amended as follows:

     1. Sublease Term. The Sublease Term is hereby extended until the earlier to occur of (a) for a term of ten (10) years (b) ther termination of the Prime Lease for any reason or cause. (c) Rent, years 1-5...$7500. per month Rent, years 6-10...$9000. per month (d) Tax Escrow. Starting with the first month of this lease Tenant will escrow with the Landlord on a monthly basis payments for 1/12th of the estimated taxes on the property. The amount of tax escrow payments shall be adjusted annually to reflect any changes in property taxes. (e):
Financing Documents. During the term of this lease and upon receipt of written request from the tenant Landlord agrees to execute documents necessary to allow the tenant to secure third party financing for equipment and inventory. (f) Insurance payments. Landlord is required to pay Insurance in one annual payment. Tenant will be billed on time per year for insurance. Tenant will immediately reimburse Landlord for the cost of Insurance in accordance with Section 9 of the lease agreement. This extension is upon the same terms and conditions specified in the Sublease. Sublessee has exercised its optio nto extend the Sublease Term and has no further rights to further extend the Sublease Term.

     2. Effect of Amendment. except as specifically amended by the by the provisions of this Amendment, the terms and provisions in the Sublease shall continue to govern the rights and obligations of the parties thereunder. This Amendment and the Sublease shall be construed as one instrument.

     EXECUTED as of the day and year first above written.

                                            SUBLESSOR:
                                            DALLAS GOLD & SILVER EXCHANGE, INC.

                                            By:  /s/ W.H. Oyster
                                               -----------------
                                            Name:  W.H. Oyster
                                                 ---------------
                                            Its:   President
                                                ----------------

                                            SUBLESSEE:
                                            FULLER'S JEWELRY, INC.

                                            By:  /s/  Jim Fuller
                                               -----------------
                                            Name:  Jim Fuller
                                                 ---------------
                                            Its:
                                                 ---------------