Form 10-Q
period 1997-03-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1997-04-08
CIK 701719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     March 31, 1997
                               ------------------------

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ----------------------------
Commission File Number                     1-11048
                       -------------------------------------------------------

                      Dallas Gold and Silver Exchange, Inc.
------------------------------------------------------------------------------
                         (Name of small businessissuer)


        Nevada                                        88-0097334
-----------------------------              -----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or
organization)

   2817 Forest Lane, Dallas, Texas                      75234
-----------------------------------------------  -----------------------------
 (Address of principal executive offices)            (Zip Code)

(Issuer's telephone number, including area code) (972) 484-3662
                                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at April 7, 1997
-------------------------------              ---------------------------------
Common Stock, $.01 per value                               4,420,244

PART I.   FINANCIAL INFORMATION
-------------------------------

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       March 31,      December 31,
                                                 ASSETS                  1997            1996
                                                                        ------          ------
  Current assets:
  Cash                                                               $  782,024       $  949,586
  Marketable securities - trading                                     1,628,781        1,913,656
  Trade receivables                                                     136,753          147,503
  Inventory                                                           1,105,184        1,111,485
  Prepaid expenses                                                       42,372           20,924
   Total current assets                                               3,695,114        4,143,154

Investments in marketable securities                                    642,264
Property and equipment                                                1,126,069        1,123,948
Other assets                                                             39,412           31,637
  Total assets                                                       $5,502,859       $5,298,739
                                                                      =========        =========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                      $  531,579       $  548,012
  Accounts payable                                                      213,664          498,181
  Accrued expenses                                                      160,878          256,645
  Customer deposits                                                      65,932           57,770
  Current maturities of long-term
    debt and lease obligations                                           47,446           45,864
                                                                      ---------        ---------
    Total current liabilities                                         1,019,499        1,406,472
Long-term debt and capital lease
    obligations, less current
    maturities                                                        1,756,702        1,766,342
                                                                      ---------        ---------
   Total liabilities                                                  2,776,201        3,172,814
                                                                      ---------        ---------

Shareholders'  equity:
  Common  stock,  $.01 par  value;
  authorized  10,000,000 shares;
  issued and outstanding 4,420,244
  shares at March 31, 1997 and
  4,618,193 at December 31, 1996                                         44,203           46,182
  Additional paid-in capital                                          3,979,958        4,126,451
  Accumulated deficit                                                (1,779,201)      (2,046,708)
                                                                      ---------        ---------
                                                                      2,244,960        2,125,925
  Unrealized gain on securities                                         481,698
                                                                      ---------
   Total shareholders' equity                                         2,726,658        2,125,925
   Total liabilities and shareholders'
    equity                                                           $5,502,859       $5,298,739
                                                                      =========        =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                        1997            1996
                                                    --------------------------

Revenues:
  Sales                                             $2,741,849      $2,656,995
  Pawn service fees                                      7,410          10,120
  Travel agency income                                  30,933         343,938
  Consulting service income                            170,566
  Interest income                                        5,446
  Realized gain on marketable securities                37,158           1,641
  Unrealized gain on trading securities                203,224
  Other income                                          25,765          24,974
                                                     ---------       ---------
                                                     3,222,351       3,037,668

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)                     2,358,103       2,281,685
  Travel agency costs                                   31,087         332,744
  Consulting service costs                              25,682          15,495
  General and administrative
   expenses                                            452,448         405,969
  Depreciation and amortization                         31,424          20,351
  Interest expense                                      56,100          40,450
                                                     ---------       ---------

    Total costs and expenses                         2,954,844       3,096,694
                                                     ---------       ---------

Net income (loss)                                   $  267,507      $  (59,026)
                                                     =========       =========
Net Income (loss) per common share                  $      .06      $     (.01)
                                                     =========       =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                             Three Months Ended
                                                  March 31,
                                                1997         1996
                                           --------------------------


Cash used for operating activities         $ (491,757)    $ (243,559)

Cash flows from investing activities:
  (Increase) Decrease in loans, net             3,060         (2,000)
   Purchase of property, plant and
    equipment                                 (33,545)       (29,875)
   Sale of marketable securities              534,159          1,641
   Purchase of marketable securities           (6,516)        (4,648)
                                            ---------      ---------
   Net cash provided by (used
     for investing activities                 497,158        (34,882)
                                            ---------      ---------

Cash flows from financing activities:
   Purchase of common stock                  (148,472)
   Principal payments on notes payable        (16,433)
   Principal payments on long-term
    debt and capital lease obligations         (8,058)       (59,378)
                                            ---------      ---------
   Net cash used for financing
    activities                               (172,963)       (59,378)
                                            ---------      ---------

Decrease in cash and cash equivalents      $ (167,562)    $ (337,819)
                                            =========      =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT



March 31, 1997

(1)  Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements of Dallas Gold and Silver Exchange, Inc. and Subsidiaries include the financial statements of Dallas Gold and Silver Exchange, Inc. and its wholly-owned subsidiaries, DGSE Corporation, Dallas Global Travel, Inc., DLS Financial Services, Inc. and Eye Media, Inc.. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The Company's operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Quarter ended March 31, 1997 vs 1996:

Sales for the first quarter of 1997 increased $84,854 or 3.2% when compared to the corresponding quarter of 1996. The increase was primarily the result of an increase in precious metals sales in the amount of $85,698. Pawn service fees decreased by 26.8% due to a decline in pawn loans outstanding. Travel agency income decreased by $313,005 due to the retirement of the Company's most productive outside sales agent. Consulting service income increased by $170,566 due to a fee earned relating to the recapitalization of an new client. During the first quarter of 1997 the Company sold $534,159 of marketable securities realizing a gain of $37,158. Unrealized gains on trading securities in the amount of $203,224 in 1997 was the result of an increase in the market value of the Company's investment in marketable securities. Interest income in the amount of $5,446 during 1997 was the result of interest earned on money market accounts. Cost of sales increased by $76,418 primarily due to the increase in sales. Travel agency costs decreased by $301,657 due to the $313,005 decrease in income. Consulting service cost increased by $10,187 during the first quarter of 1996 due to an increase in travel cost.

General and administration expenses increased by $46,479 primarily due to cost related to Eye Media, Inc.. Interest expense increased by $15,650 due to interest on the $875,000 note issued in December, 1996.

Liquidity and Capital Resources
-------------------------------

Due to the somewhat seasonal nature of the Company's jewelry business, inventory and trade receivables are at their lowest levels on December 31 of each year. During the first half of each year jewelry inventory is replenished and trade receivables begin to increase. During the first quarter of 1996, cash and cash equivalents decreased by $167,562 primarily as a result of decreases in accounts payable ($284,517), a decrease in accrued expenses ($95,767) and purchases of common treasury stock ($148,472). Theses uses of cash were partially offset by the sale of $534,1589 in marketable securities.

Management of the Company expects capital expenditures to total approximately $75,000 during 1997. It is anticipated that these expenditures will be funded from the Company's current working capital position.

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

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                    Dated: April 8, 1997
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: April 8, 1997
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: April 8, 1997
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: April 8, 1997
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)