Form 10QSB
period 1997-06-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1997-07-15
CIK 701719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           June 30, 1997
                               ------------------------------------------

 (   )            Transition Report under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number                     1-11048
                            ---------------------------------------------

                 Dallas Gold and Silver Exchange, Inc.
                    (Name of small business issuer)


        Nevada                                    88-0097334
----------------------------       ----------------------------------------
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or
organization)

     2817 Forest Lane, Dallas, Texas                  75234
-----------------------------------------        -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at July 10, 1997
--------------------------------            -----------------------------
Common Stock, $.01 per value                       4,366,544

PART I.   FINANCIAL INFORMATION

      DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

                                         June 30,     December 31,
                     ASSETS                1997           1996
                                       -----------    ------------
Current assets:
  Cash                                  $  474,127    $  949,586
  Marketable securities - trading        2,098,829     1,913,656
  Trade receivables                        113,234       147,503
  Inventory                              1,245,061     1,111,485
  Prepaid expenses                          25,921        31,637
                                     -------------    ----------
   Total current assets                  3,957,172     4,143,154

Investments in marketable securities       401,415
Property and equipment                   1,104,971     1,123,948
Other assets                                37,327        31,637
  Total assets                          $5,500,885    $5,298,739
                                         =========     =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                         $  516,677    $  548,012
  Accounts payable                         252,257       498,181
  Accrued expenses                         130,415       256,645
  Customer deposits                         65,517        57,770
  Current maturities of long-term
    debt and lease obligations              47,667        45,864
                                         ---------     ---------
    Total current liabilities            1,012,533     1,406,472
Long-term debt and capital lease
    obligations, less current
    maturities                           1,745,103     1,766,342
                                         ---------     ---------
   Total liabilities                     2,756,636     3,172,814
                                         ---------     ---------

Shareholders'  equity:
  Common  stock,  $.01 par  value;
  authorized  10,000,000 shares;
  issued and outstanding 4,366,544
  shares at June 30, 1997 and
  4,618,193 at December 31, 1996            43,665        46,182
  Additional paid-in capital             3,898,322     4,126,451
  Accumulated deficit                   (1,439,587)   (2,046,708)
                                         ---------     ---------
                                         2,502,400     2,125,925
  Unrealized gain (loss) on securities     240,849
                                         ---------     ---------
   Total Shareholders' equity            2,743,249     2,125,925
                                         ---------     ---------
   Total liabilities and shareholders'
    equity                              $5,500,885    $5,298,739
                                         =========     =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended
                                                    June 30,
                                                1997        1996
                                               ------------------
Revenues:
  Sales                                     $2,383,770   $2,858,906
  Pawn service fees                              6,930       12,680
  Travel agency income                          33,405      352,076
  Consulting service income
  Interest income                                5,946
  Realized gain on marketable securities       (64,697)     231,058
  Unrealized gain on trading securities         28,976      (18,403)
  Other income                                 573,752       24,048
                                             ---------    ---------

                                             2,968,082    3,460,365

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)             2,012,639     2,462,744
  Travel agency costs                           32,449       342,411
  Consulting service costs                      93,934        23,333
  General and administrative
   expenses                                    414,944       419,761
  Depreciation and amortization                 16,752        20,751
  Interest expense                              57,750        40,425
                                             ---------     ---------

    Total costs and expenses                 2,628,468     3,309,425
                                             ---------     ---------

Net income                                $  339,614      $  150,940
                                             =========     =========


Income per share of common stock          $      .08      $      .03
                                             =========     =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Six Months Ended
                                                    June 30,
                                                1997        1996
                                               -----------------
Revenues:
  Sales                                    $5,125,619   $5,515,901
  Pawn service fees                            14,340       22,800
  Travel agency income                         64,338      696,014
  Consulting service income                   170,566
  Interest income                              11,392
  Realized gain on marketable securities      (27,539)     232,699
  Unrealized gain on trading securities       232,200       (18,403)
  Other income                                599,517        49,022
                                            ---------     ---------

                                            6,190,433     6,498,033

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)            4,370,742     4,744,429
  Travel agency costs                          63,536       675,155
  Consulting service costs                    119,616        38,828
  General and administrative
   expenses                                   867,392       825,730
  Depreciation and amortization                48,176        41,102
  Interest expense                            113,850        80,875
                                            ---------     ---------

    Total costs and expenses                5,583,312     6,406,119
                                            ---------     ---------

Net income                                 $  607,121    $   91,914
                                            =========     =========


Income per share of common stock           $      .14    $      .02
                                            =========     =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                Six Months Ended
                                                    June 30,
                                                1997        1996
                                               ------------------

Cash used for operating activities        $ (739,983)  $(323,047)

Cash flows from investing activities:
   Purchase of property, plant and
    equipment                                (29,199)    (54,458)
   Sale of marketable securities             750,040     354,284
   Purchase of marketable securities        (174,901)     (9,024)
   Net cash provided by (used
     for investing activities                545,940     289,400
                                         -----------    --------

Cash flows from financing activities:
   Purchase of common stock                 (230,645)    (21,753)
   Increase (decrease) in notes payable      (29,532)    207,458
   Increase (decrease) in long-term
    debt and capital lease obligations       (21,239)   (302,914)
                                          -----------  ---------

   Net cash used for financing
    activities                              (281,416)    (117,209)
                                           -----------   ---------

Decrease in cash and cash equivalents     $ (475,459)  $ (150,856)
                                          ===========  ==========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT



June 30, 1997

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

         The Company's operating results for the periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Quarter ended June 30, 1997 vs 1996:

Sales decreased by $ 475,136 (16.6%) during the three months ended June 30, 1997 due to a $ 344,508 decline in bullion sales and a $ 130,628 decline in jewelry sales. The decline in bullion sales was the result of a world wide decline in precious metal prices. The decline in jewelry sales was the result of a management decision to concentrate on higher margin higher priced jewelry. As a result, gross margins increased from 13.9% in 1996 to 15.6% in 1997. Pawn service fees decreased by $ 5,750 (45.3%) during the second quarter of 1997 due to a decline in loans outstanding during the period. Management is attempting to increase pawn loan volume by directing additional advertising toward this activity and by extending larger loans on higher value merchandise. Travel agency income decreased by $ 318,671 due to a management decision to decrease the amount of low margin business generated by outside sales agents. Interest income was the result of interest earned on money market accounts during the quarter. Realized gains and losses on marketable securities were the result of securities sold during the quarters. Unrealized gains on trading securities during the quarters were the result of changes in the market value of the Company's portfolio. During the quarter ended June 30, 1997, the Company acquired the assets of Performance Nutrition, Inc. for cash in the amount of $ 111,375. These assets were sold to Naturade, Inc. for 202,500 shares of Naturade, Inc.'s common stock. Other income increased $ 549,704 during 1997 primarily as the result of a $ 546,750 gain on the sale the assets of Performance Nutrition, Inc.

Cost of sales decreased by $ 450,105 (18.3%) due to the decline in sales volume. Travel agency costs decreased by $ 309,962 (90.5%) due to the decrease in income. Consulting service cost increased by $ 70,601 during the first quarter of 1997 due to cost associated with the acquisition and subsequent sale of Performance Nutrition, Inc.. Interest expense increased $ 17,325 primarily as a result of the $ 875,000 note issued in December 1996.

Six months ended June 30, 1997 vs 1996:

Sales decreased by $ 390,282 (7.1%) during the six months ended June 30, 1997 due to a $ 290,364 decline in bullion sales and a $ 99,918 decline in jewelry sales. The decline in bullion sales was the result of a world wide decline in precious metal prices. The decline in jewelry sales was the result of a management decision to concentrate on higher margin higher priced jewelry. As a result, gross margins increased from 14.0% in 1996 to 14.9% in 1997. Pawn service fees decreased by $ 8,460 (37.1%) during the 1997 first half of 1997 due to a decline in loans outstanding during the period. Management is attempting to increase pawn loan volume by directing additional advertising toward this activity and by extending larger loans on higher value merchandise. Travel agency income decreased by $ 631,626 due to a management decision to decrease the amount of low margin business generated by outside sales agents. Consulting service income increased by $ 170,566 due to a fee earned relating to the recapitalization of a new client. Interestincome was the result of interest earned on money market accounts during the period. Realized gains and losses on marketable securities were the result of securities sold during the periods. Unrealized gains on trading securities during the periods were the result of changes in the market value of the Company's portfolio. During the quarter ended June 30, 1997, the Company acquired the assets of Performance Nutrition, Inc. for cash in the amount of $ 111,375. These assets were sold to Naturade, Inc. for 202,500 shares of Naturade, Inc.'s common stock. Other income increased $ 550,495 during 1997 primarily as the result of a $ 546,750 gain on the sale the assets of Performance Nutrition, Inc.

Cost of sales decreased by $ 373,687 (7.9%) due to the decline in sales volume. Travel agency costs decreased by $ 611,619 (90.6%) due to the decrease in income. Consulting service cost increased by $ 80,788 during the first half of 1997 due to cost associated with the acquisition and subsequent sale of Performance Nutrition, Inc.. Interest expense increased $ 32,975 primarily as a result of the $ 875,000 note issued in December 1996.

Liquidity and Capital Resources
-------------------------------
Due to the somewhat seasonal nature of the Company's jewelry business, inventory and trade receivables are at their lowest levels on December 31 of each year. During the first half of each year jewelry inventory is replenished and trade receivables begin to increase. During the first half of 1997, cash and cash equivalents decreased by $ 475,459 primarily as a result of increases in inventory ($ 133,576), a decrease in accounts payable and accrued expenses ($ 245,924) and principal payments on long-term debt and notes payable ($ 50,771).

During the first half of 1997, the Company sold $ 750,040 of marketable securities. These resources were used to purchase and retire common stock of the Company in the amount of $ 230,645, purchase additional marketable securities in the amount of $ 174,040 and for general corporate working capital.

Management of the Company expects capital expenditures to total approximately $ 75,000 during 1997. It is anticipated that these expenditures will be funded from the Company's current working capital requirements. Management is of the opinion that if additional working capital is required by the Company, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted or a protion of the Company's investments in marketable securities may be liquidated in order to meet unforseen working capital requirement.



PART II.   OTHER INFORMATION
----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits - None

         Reports on Form 8-K - None

                                   SIGNATURES


     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dallas Gold and Silver Exchange, Inc.



By:  /s/ L.S. Smith                      Dated:  July 15, 1997
     ----------------------------
     L.S. Smith
     Chairman of the Board,
     Chief Executive Officer and
     Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By:  /s/ L.S. Smith                      Dated:  July 15, 1997
     ---------------------------
     L.S. Smith
     Chairman of the Board,
     Chief Executive Officer and
     Secretary



By:  /s/ W.H. Oyster                     Dated:  July 15, 1997
     ---------------------------
     W.H. Oyster
     Director, President and
     Chief Operating Officer



By:  /s/ John Benson                     Dated:  July 15, 1997
     ---------------------------
     John Benson
     Chief Financial Officer
     (Principal Accounting Officer)





                                       I0