Form 10QSB
period 1997-09-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1997-10-16
CIK 701719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number                     1-11048
                       ---------------------------------------------------------

                      Dallas Gold and Silver Exchange, Inc.
                      -------------------------------------
                         (Name of small business issuer)


        Nevada                                            88-0097334
----------------------------                 -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or
organization)

     2817 Forest Lane, Dallas, Texas                  75234
----------------------------------------            ----------------------------
(Address of principal executive offices)            (Zip Code)

(Issuer's telephone number, including area code) (972) 484-3662
                                                ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at October 15, 1997
----------------------------                    -------------------------------
Common Stock, $.01 per value                              4,337,627

PART I.   FINANCIAL INFORMATION

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     September 30,  December 31,
                     ASSETS                              1997           1996
                                                     ------------   ------------
Current assets:
  Cash                                                 $  461,960    $  949,586
  Marketable securities - trading                       2,235,452     1,913,656
  Trade receivables                                       183,709       147,503
  Inventory                                             1,187,350     1,111,485
  Prepaid expenses                                         18,423        31,637
                                                        ---------     ---------
   Total current assets                                 4,086,894     4,143,154

Investments in marketable securities                      429,915
Property and equipment                                  1,108,285     1,123,948
Other assets                                               37,326        31,637
  Total assets                                         $5,662,420    $5,298,739
                                                        =========     =========
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                        $  493,888    $  548,012
  Accounts payable                                        170,909       498,181
  Accrued expenses                                        145,487       256,645
  Customer deposits                                        61,887        57,770
  Current maturities of long-term
    debt and lease obligations                             48,191        45,864
                                                        ---------     ---------
    Total current liabilities                             920,362     1,406,472
Long-term debt and capital lease
    obligations, less current
    maturities                                          1,733,044     1,766,342
                                                        ---------     ---------
   Total liabilities                                    2,653,406     3,172,814
                                                        ---------     ---------

Shareholders'  equity:
 Common  stock,  $.01 par  value;
 authorized  10,000,000 shares;
 issued and outstanding 4,348,127
 shares at September 30, 1997 and
 4,618,193 at December 31, 1996                            43,481        46,182
 Additional paid-in capital                             3,865,517     4,126,451
 Accumulated deficit                                   (1,140,833)   (2,046,708)
                                                        ---------     ---------
                                                        2,768,165     2,125,925
  Unrealized gain (loss) on securities                    240,849
   Total shareholders' equity                           3,009,014     2,125,925
   Total liabilities and shareholders'
    equity                                             $5,662,420    $5,298,739
                                                        =========     =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended
                                                              September 30,
                                                            1997        1996
                                                           ------------------
Revenues:
  Sales                                                 $2,916,869    $2,436,379
  Pawn service fees                                          7,455        11,550
  Travel agency income                                      17,680       245,871
  Consulting service income                                 28,500        25,000
  Interest income                                            5,932            89
  Realized gain on marketable securities                    36,702       226,820
  Unrealized gain on trading securities                    237,873        75,916

  Other income                                              26,651        24,026
                                                         ---------     ---------

                                                         3,277,662     3,045,651

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)                         2,455,079     2,050,548
  Travel agency costs                                       16,680       235,599
  Consulting service costs                                  42,867        44,590
  General and administrative
   expenses                                                383,805       357,565
  Depreciation and amortization                             23,478        18,954
  Interest expense                                          57,000        40,425
                                                         ---------     ---------

    Total costs and expenses                             2,978,909     2,747,681
                                                         ---------     ---------

Net income                                              $  298,753    $  297,970
                                                         =========     =========


Income per share of common stock                        $      .07    $      .05
                                                         =========     =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Nine Months Ended
                                                                September 30,
                                                              1997       1996
                                                            -------------------
Revenues:
  Sales                                                   $8,042,488  $7,952,280
  Pawn service fees                                           21,795      34,350
  Travel agency income                                        82,018     941,885
  Consulting service income                                  199,066      25,000
  Interest income                                             17,324          89
  Realized gain on marketable securities                      9,163      459,519
  Unrealized gain on trading securities                      470,073      57,513
  Other income                                               626,168      73,048
                                                           ---------   ---------

                                                           9,468,095   9,543,684

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)                           6,825,821   6,794,977
  Travel agency costs                                         80,216     910,754
  Consulting service costs                                   162,483      83,418
  General and administrative
   expenses                                                1,251,197   1,183,295
  Depreciation and amortization                               71,654      60,056
  Interest expense                                           170,850     121,300
                                                           ---------   ---------

    Total costs and expenses                               8,562,221   9,153,800
                                                           ---------   ---------

Net income                                                $  905,874  $  389,884
                                                           =========   =========


Income per share of common stock                          $      .21  $      .07
                                                           =========   =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Nine Months Ended
                                                               September 30,
                                                             1997        1996
                                                            ------------------

Cash used for operating activities                       $ (765,783)  $(461,114)

Cash flows from investing activities:
   Purchase of property, plant and
    equipment                                               (55,991)    (60,497)
   Sale of marketable securities                            888,606     724,319
   Purchase of marketable securities                       (203,401)    (76,704)
   Net cash provided by (used
     for investing activities                               629,214     587,118
                                                         ----------  ----------

Cash flows from financing activities:
   Purchase of common stock                                (263,635)    (21,753)
   Increase (decrease) in notes payable                     (54,124)    211,140
   Increase (decrease) in long-term
    debt and capital lease obligations                      (33,298)   (374,141)
                                                         ----------  ----------

   Net cash used for financing
    activities                                             (351,057)   (184,754)
                                                         ----------  ----------

Decrease in cash and cash equivalents                    $ (487,626)  $ (58,750)
                                                         ==========  ==========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT



September 30, 1997

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

     The Company's operating results for the periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.



(2)  New Accounting Pronouncement:

     The FASB has issued  Statement of Financial  Accounting  Standards No. 128,
     Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Quarter ended September 30, 1997 vs 1996:

Sales increased by $ 480,490 (19.7%) during the three months ended September 30, 1997 due to a $ 479,039 increase in bullion sales. The increase in bullion sales was the result of increased interest in precious metals products by retail clientele. Management believes that the Company's Internet related activities had a significant impact on this sector of its business. Pawn service fees decreased by $ 4,095 (35.5%) during the third quarter of 1997 due to a decline in loans outstanding during the period. Management is attempting to increase pawn loan volume by directing additional advertising toward this activity and by extending larger loans on higher value merchandise. Travel agency income decreased by $ 228,191 due to a management decision to decrease the amount of low margin business generated by outside sales agents. Interest income was the result of interest earned on money market accounts during the quarter. Realized gains on marketable securities were the result of securities sold during the quarters. Unrealized gains on trading securities during the quarters were the result of changes in the market value of the Company's portfolio.

The Company's Internet related activities have continued to produce encouraging results. All categories of this activity have enjoyed increases including visitations, bidders on the trading floor and auction, and items sold. As a result, the Company expects to complete a major upgrade of its site (www.dgse.com) in the 4th quarter of 1997.

Cost of sales increased by $ 404,531 (19.7%) due to the increase in sales volume. Travel agency costs decreased by $ 218,919 due to the decrease in volume. Interest expense increased $ 16,575 primarily as a result of the $ 875,000 note issued in December 1996.

Nine months ended September 30, 1997 vs 1996:

Sales increased by $ 90,082 (1.1%) during the nine months ended June 30, 1997 due to a $ 188,675 increase in bullion sales and a $ 98,593 decline in jewelry sales. The increase in bullion sales was the result of increased interest in precious metals products by retail clientele. Management believes that the Company's Internet related activities had a significant impact on this sector of its business. The decline in jewelry sales was the result of a management decision to concentrate on higher margin higher priced jewelry. As a result, gross margins increased from 14.6% in 1996 to 15.1% in 1997. Pawn service fees decreased by $ 12,555 (36.6%) during the 1997 period due to a decline in loans outstanding. Management is attempting to increase pawn loan volume by directing additional advertising toward this activity and by extending larger loans on higher value merchandise. Travel agency income decreased by $ 859,687 due to a management decision to decrease the amount of low margin business generated by outside sales agents. Consulting service income increased by $ 174,066 due to a fee earned relating to the recapitalization of a new client. Interest income was the result of interest earned on money market accounts during the period. Realized gains on marketable securities were the result of securities sold during the periods. Unrealized gains on trading securities during the periods were the result of changes in the market value of the Company's portfolio. During the quarter ended June 30, 1997, the Company acquired the assets of an unrelated enterprise for cash in the amount of $ 111,375. These assets were sold to a consulting client for 202,500 shares of its common stock. Other income increased $ 553,120 during 1997 primarily as the result of the gain on the sale of these assets.

The Company's Internet related activities have continued to produce encouraging results. All categories of this activity have enjoyed increases including visitations, bidders on the trading floor and auction, and items sold. As a result, the Company expects to complete a major upgrade of its site (www.dgse.com) in the 4th quarter of 1997.

Cost of sales increased by $ 30,844 due to the increase in sales volume. Travel agency costs decreased by $ 830,538 (91.2%) due to the decrease in volume.
Consulting service cost increased by $ 79,065 during the first nine months of 1997 due to cost associated with the acquisition and subsequent sale of Performance Nutrition, Inc.. Interest expense increased $ 49,550 primarily as a result of the $ 875,000 note issued in December 1996.

Liquidity and Capital Resources

Due to the somewhat seasonal nature of the Company's jewelry business, inventory and trade receivables are at their lowest levels on December 31 of each year. During the first half of each year jewelry inventory is replenished and trade receivables begin to increase. During the first nine months of 1997, cash and cash equivalents decreased by $ 487,626 primarily as a result of increases in inventory ($ 75,865), a decrease in accounts payable and accrued expenses ($ 438,430) and principal payments on long-term debt and notes payable ($ 87,422).

During the first nine months of 1997, the Company sold $ 888,606 of marketable securities. These resources were used to purchase and retire common stock of the Company in the amount of $ 263,635, purchase additional marketable securities in the amount of $ 203,401 and for general corporate working capital.

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

Dallas Gold and Silver Exchange, Inc.



By:      /s/ L. S. Smith                                 Dated: October 15, 1997
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                                 Dated: October 15, 1997
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                                Dated: October 15, 1997
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                                 Dated: October 15, 1997
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)