Form 10QSB/A
period 1997-06-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1998-03-06
CIK 701719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 1997
                               -----------------------

(  ) Transition  Report under Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934

For the transition period from       to
                               ----     ----
Commission File Number       1-11048
                       -------------------------

                      Dallas Gold and Silver Exchange, Inc.
                      -------------------------------------
                         (Name of small business issuer)


        Nevada                                     88-0097334
-----------------------------             ----------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or
organization)

   2817 Forest Lane, Dallas, Texas                  75234
---------------------------------------    ---------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at July 10, 1997
----------------------------               -----------------------------
Common Stock, $.01 per value                       4,366,544

PART I. FINANCIAL INFORMATION


             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                            June 30,     December 31,
                     ASSETS                                                   1997           1996
                                                                         -----------     ------------
Current assets:
  Cash                                                                   $    474,127    $    949,586
  Marketable securities - trading                                           2,098,829       1,913,656
  Trade receivables                                                           113,234         147,503
  Inventory                                                                 1,245,061       1,111,485
  Prepaid expenses                                                             25,921          31,637
                                                                         ------------    ------------
   Total current assets                                                     3,957,172       4,143,154

Investments in marketable securities                                          401,415
Property and equipment                                                      1,104,971       1,123,948
Other assets                                                                   37,327          31,637
  Total assets                                                           $  5,500,885    $  5,298,739
                                                                         ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                          $    516,677    $    548,012
  Deferred income taxes                                                        98,802
  Accounts payable                                                            252,257         498,181
  Accrued expenses                                                            130,415         256,645
  Customer deposits                                                            65,517          57,770
  Current maturities of long-term
    debt and lease obligations                                                 47,667          45,864
                                                                         ------------    ------------
    Total current liabilities                                               1,111,335       1,406,472
Long-term debt and capital lease
    obligations, less current
    maturities                                                              1,745,103       1,766,342

Deferred income taxes                                                          81,889

Shareholders' equity:
  Common stock, $.01 par  value;
  authorized 10,000,000 shares;
  issued and outstanding 4,366,544
  shares at June 30, 1997 and
  4,618,193 at December 31, 1996                                               43,665          46,182
  Additional paid-in capital                                                3,898,322       4,126,451
  Accumulated deficit                                                      (1,538,389)     (2,046,708)
  Unrealized gain on available for
   sale securities, net of income
   taxes of $ 81,889                                                          158,960
                                                                         ------------
       Total shareholders' equity                                           2,562,558       2,125,925
                                                                         ------------    ------------
   Total liabilities and shareholders'
    equity                                                               $  5,500,885    $  5,298,739
                                                                         ============    ============

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended
                                                    June 30,
                                                1997         1996
                                           -------------------------
Revenues:
  Sales                                    $ 2,383,770   $ 2,858,906
  Pawn service fees                              6,930        12,680
  Travel agency income                          33,405       352,076
  Consulting service income
  Interest income                                5,946
  Realized gain on marketable securities        63,486       231,058
  Unrealized gain on trading securities        447,543       (18,403)
  0ther income                                  27,002        24,048
                                           -----------   -----------


                                             2,968,082     3,460,365

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)             2,012,639     2,462,744
  Travel agency costs                           32,449       342,411
  Consulting service costs                      93,934        23,333
  General and administrative
   expenses                                    414,944       419,761
  Depreciation and amortization                 16,752        20,751
  Interest expense                              57,750        40,425
                                           -----------   -----------

    Total costs and expenses                 2,628,468     3,309,425
                                           -----------   -----------

    Income before income taxes                 339,614       150,940

  Deferred income tax expense                   98,802
                                           -----------   -----------
   Net income                              $   240,812   $   150,940
                                           ===========   ===========

Income per share of common stock           $       .06   $       .03
                                           ===========   ===========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Six Months Ended
                                                   June 30,
                                                1997          1996
                                           -------------------------
Revenues:
  Sales                                    $ 5,125,619   $ 5,515,901
  Pawn service fees                             14,340        22,800
  Travel agency income                          64,338       696,014
  Consulting service income                    170,566
  Interest income                               11,392
  Realized gain on marketable securities       432,223       232,699
  Unrealized gain on trading securities        319,188       (18,403)
  Other income                                  52,767        49,022
                                           -----------   -----------

                                             6,190,433     6,498,033

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)             4,370,742     4,744,429
  Travel agency costs                           63,536       675,155
  Consulting service costs                     119,616        38,828
  General and administrative
   expenses                                    867,392       825,730
  Depreciation and amortization                 48,176        41,102
  Interest expense                             113,850        80,875
                                           -----------   -----------

    Total costs and expenses                 5,583,312     6,406,119
                                           -----------   -----------

       Income before income taxes              607,121        91,914

  Deferred income tax expense                   98,802
                                           -----------   -----------
       Net income                          $   508,319   $    91,914
                                           ===========   ===========

Income per share of common stock           $       .12   $       .02
                                           ===========   ===========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                                    1997          1996
                                               -------------------------

Cash used for operating activities             $ (739,983)   $ (323,047)

Cash flows from investing activities:
   Purchase of property, plant and
    equipment                                     (29,199)      (54,458)
   Sale of marketable securities                  750,040       354,284
   Purchase of marketable securities             (174,901)       (9,024)
                                               ----------    ----------
   Net cash provided by (used
     for investing activities                     545,940       289,400
                                               ----------    ----------

Cash flows from financing activities:
   Purchase of common stock                      (230,645)      (21,753)
   Increase (decrease) in notes payable           (29,532)      207,458
   Increase (decrease) in long-term
    debt and capital lease obligations            (21,239)     (302,914)
                                               ----------    ----------

   Net cash used for financing
    activities                                   (281,416)     (117,209)
                                               ----------    ----------

Decrease in cash and cash equivalents          $ (475,459)  $  (150,856)
                                               ==========   ===========

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

During the second quarter of 1997 the Company recorded deferred income taxes of $ 180,691 due to utilization of net operating loss carryforwards. Of this amount $ 98,802 is shown as deferred tax expense and $ 81,889 as a reduction of the unrealized gain on avaiiilable for sale securities.

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

During the first half of 1997 the Company recorded deferred income taxes of $ 180,691 due to utilization of net operating loss carryforwards. Of this amount $ 98,802 is shown as deferred tax expense and $ 81,889 as a reduction of the unrealized gain on avaiiilable for sale securities.

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

Dallas Gold and Silver Exchange, Inc.



By:      /s/ L. S. Smith                                    Dated: July 15, 1997
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                                    Dated: July 15, 1997
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                                   Dated: July 15, 1997
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                                    Dated: July 15, 1997
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)