Form 10QSB/A
period 1997-09-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1998-03-06
CIK 701719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    September 30, 1997
                               ---------------------------
( )  Transition Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from       to
                              -----     -----

Commission File Number     1-11048
                        -------------------------

                      Dallas Gold and Silver Exchange, Inc.
--------------------------------------------------------------------------------
                         (Name of small business issuer)


        Nevada                                        88-0097334
-----------------------------             ----------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or
organization)

     2817 Forest Lane, Dallas, Texas                    75234
---------------------------------------             --------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                      Outstanding at October 15, 1997
-----------------------------                    -------------------------------

Common Stock, $.01 per value                                4,337,627

PART I. FINANCIAL INFORMATION


             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                  September 30,  December 31,
                     ASSETS                                           1997           1996
                                                                  ------------   -----------
Current assets:
  Cash                                                            $   461,960    $   949,586
  Marketable securities - trading                                   2,235,452      1,913,656
  Trade receivables                                                   183,709        147,503
  Inventory                                                         1,187,350      1,111,485
  Prepaid expenses                                                     18,423         31,637
                                                                  -----------    -----------
   Total current assets                                             4,086,894      4,143,154

Investments in marketable securities                                  429,915
Property and equipment                                              1,108,285      1,123,948
Other assets                                                           37,326         31,637
                                                                  -----------    -----------
  Total assets                                                    $ 5,662,420    $ 5,298,739
                                                                  ===========    ===========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                   $   493,888    $   548,012
  Deferred income taxes                                               200,378
  Accounts payable                                                    170,909        498,181
  Accrued expenses                                                    145,487        256,645
  Customer deposits                                                    61,887         57,770
  Current maturities of long-term
    debt and lease obligations                                         48,191         45,864
                                                                  -----------    -----------
    Total current liabilities                                       1,120,740      1,406,472
Long-term debt and capital lease
    obligations, less current
    maturities                                                      1,733,044      1,766,342

Deferred Income Taxes                                                  81,889

Shareholders' equity:
  Common stock, $.01 par value,
   authorized 10,000,000 shares;
   issued and outstanding 4,348,127
   shares at September 30, 1997 and
   4,618,193 at December 31, 1996                                      43,481         46,182
  Additional paid-in capital                                        3,865,517      4,126,451
  Accumulated deficit                                              (1,341,211)    (2,046,708)
  Unrealized gain on available for sale
   securities, net of income taxes
   of $ 81,889                                                        158,960
                                                                  -----------    -----------
    Total shareholders' equity                                      2,726,747      2,125,925
   Total liabilities and shareholders'                            -----------    -----------
    equity                                                        $ 5,662,420    $ 5,298,739
                                                                  ===========    ===========


             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended
                                                      September 30,
                                                    1997         1996
                                                 -----------------------
Revenues:
  Sales                                          $2,916,869   $2,436,379
  Pawn service fees                                   7,455       11,550
  Travel agency income                               17,680      245,871
  Consulting service income                          28,500       25,000
  Interest income                                     5,932           89
  Realized gain on marketable securities            103,101      226,820
  Unrealized gain on trading securities             171,474       75,916
 Other income                                        26,651       24,026
                                                 ----------   ----------

                                                  3,277,662    3,045,651

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)                  2,455,079    2,050,548
  Travel agency costs                                16,680      235,599
  Consulting service costs                           42,867       44,590
  General and administrative
   expenses                                         383,805      357,565
  Depreciation and amortization                      23,478       18,954
  Interest expense                                   57,000       40,425
                                                 ----------   ----------

    Total costs and expenses                      2,978,909    2,747,681
                                                 ----------   ----------

       Income before income taxes                   298,753      297,970

  Deferred income tax expense                       101,576
                                                 ----------   ----------
       Net income                                $  197,177   $  297,970
                                                 ==========   ==========

Income per share of common stock                 $      .04   $      .05
                                                 ==========   ==========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Nine Months Ended
                                                 September 30,
                                               1997         1996
                                           -----------------------
Revenues:
  Sales                                    $8,042,488   $7,952,280
  Pawn service fees                            21,795       34,350
  Travel agency income                         82,018      941,885
  Consulting service income                   199,066       25,000
  Interest income                              17,324           89
  Realized gain on marketable securities      535,567      459,519
  Unrealized gain on trading securities       490,419       57,513
  Other income                                 79,418       73,048
                                           ----------   ----------

                                            9,468,095    9,543,684

Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)            6,825,821    6,794,977
  Travel agency costs                          80,216      910,754
  Consulting service costs                    162,483       83,418
  General and administrative
   expenses                                 1,251,197    1,183,295
  Depreciation and amortization                71,654       60,056
  Interest expense                            170,850      121,300
                                           ----------   ----------

    Total costs and expenses                8,562,221    9,153,800
                                           ----------   ----------

       Income before income taxes             905,874      389,884

  Deferred income tax  expense                200,378
                                           ----------   ----------
       Net income                          $  705,496   $  389,884
                                           ==========   ==========

Income per share of common stock           $      .16   $      .07
                                           ==========   ==========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Nine Months Ended
                                                         September 30,
                                                       1997         1996
                                                    ----------------------

Cash used for operating activities                  $(765,783)   $(461,114)

Cash flows from investing activities:
   Purchase of property, plant and
    equipment                                         (55,991)     (60,497)
   Sale of marketable securities                      888,606      724,319
   Purchase of marketable securities                 (203,401)     (76,704)
   Net cash provided by (used
     for investing activities                         629,214      587,118
                                                    ---------    ---------

Cash flows from financing activities:
   Purchase of common stock                          (263,635)     (21,753)
   Increase (decrease) in notes payable               (54,124)     211,140
   Increase (decrease) in long-term
    debt and capital lease obligations                (33,298)    (374,141)
                                                    ---------    ---------

   Net cash used for financing
    activities                                       (351,057)    (184,754)
                                                    ---------    ---------

Decrease in cash and cash equivalents               $(487,626)   $ (58,750)
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

During the third quarter of 1997 the Company recorded deferred income tax expense of $ 101,576 due to utilization of net operating loss carryforwards.

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

During the first nine months of 1997 the Company recorded deferred income taxes of $ 282,267 due to utilization of net operating loss carryforwards. Of this amount $ 200,378 is shown as deferred tax expense and $ 81,889 as a reduction of the unrealized gain on available for sale marketable securities.

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