Form 10KSB
period 1997-12-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1998-03-13
CIK 701719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
( x ) Annual Report pursuant to Section 13 or 15 (d) of the Securities  Exchange
      Act of 1934

For the Fiscal year ended          December 31, 1997         or
                          ----------------------------------

(  )  Transition Report under Section 13 or 15 (d) of the
      Securities Exchange Act of 1934 (No Fee Required)
For the transition period from            to
                               ----------    ----------

Commission file number     1-11048
                      --------------------------

                      Dallas Gold and Silver Exchange, Inc.
                   (formerly The American Pacific Mint, Inc.)
--------------------------------------------------------------------------------
                         (Name of small business issuer)

      NEVADA                                                88-0097334
------------------------------                   -------------------------------
(State or other jurisdiction                    (I.R.S. Employer Identification
incorporation or organization)                   Number)

2817 Forest Lane, Dallas, Texas                             75234
----------------------------------------         -------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's  telephone  number,  including  area  code  (972)  484-3662
                                                     ---------------
Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                  Name of each exchange on which registered
------------------------               -----------------------------------------
     COMMON STOCK                               AMERICAN STOCK EXCHANGE
   $ .01 par value                                EMERGING COMPANIES
Securities registered pursuant to Section 12 (g) of the Exchange
Act:
                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

During fiscal year ended December 31, 1997, total revenues were $ 14,313,040.

As of March 9, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $ 6,111,457.

As of March 9, 1997, 4,151,112 shares of Common Stock were outstanding.

Documents incorporated by reference: Portions of the proxy statement for the annual shareholders' meeting to be held June 8, 1998, are incorporated by reference into Part III.

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

During 1992 the Company founded Dallas Global Travel, Inc.("DGT") as a wholly-owned subsidiary corporation which provided travel planning and related services to both business and pleasure travelers. Since its inception, DGT has operated at a small loss. As a result, during October 1997 the Company discontinued the operations of DGT.

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

In January 1997, the Company formed a new wholly-owned subsidiary, Eye Media, Inc. On January 28, 1997, Eye Media, Inc. purchased certain assets owned by National Media Mail, Inc. and hired nine former employees of National Media Mail, Inc. Eye Media, Inc. was an internet/intranet web site development company and sold advertising on its web site, the Gathering. Revenues for Eye Media did not meet expectations and, as a result, the operations of Eye Media, Inc. were discontinued in May 1997.

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

Bullion products, which are purchased and sold based on current market pricing and sales commitments, are often sold prior to the purchase of the product. The Company protects itself from gains or losses in its inventory position, including purchase and sale commitments, by hedging its net position in the precious metals futures markets when necessary. During the three years ended December 31, 1997, the Company did not engage in any hedging transactions. The availability of precious metal products is a function of price as virtually all bullion items are actively traded. Precious metals sales amounted to 44.4% of total sales for 1997 and 39.6% in 1996. The increase from 1996 to 1997 was the result of increased interest in precious metals products by retail clientele. Management believes that the Company's internet related activities have had a significant impact on this sector of the Company's business. (For further details, see Item 6 below). The Company did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 1997, 1996 or 1995.

Pawn loans ("loans") are made on the pledge of tangible personal property, primarily jewelry, for one month with an automatic sixty-day extension period ("loan term"). Pawn service charges are recorded on a constant yield basis over the loan term. If the loan is not repaid, the principal amount loaned plus accrued pawn service charges become the carrying value of the forfeited collateral and is transferred to inventory which is recovered through sale. Although revenues from the Company's pawn loans are not significant, management believes this activity to be a good source of jewelry inventory and provides an excellent return on investment.

Products and Services  (continued...)
---------------------

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

During 1997 and 1996, the Company provided consulting advice and participated in four such reorganizations. As a result, the Company received consulting revenues in the amount of $ 466,566 in 1997 and $ 40,000 in 1996 and became a stockholder in six of the enterprises with which it had a consulting relationship. The Company's largest ownership interest in any of these enterprises is approximately 7.5%.

During 1997 and 1996, the Company sold in the open market a portion of these securities and realized gains in the amount of $1,051,742 and $ 639,684, respectively. In addition, during 1997 and 1996 the Company had unrealized gains on trading securities in the amount of $ 211,295 and $ 871,865, respectively. As of December 31, 1997 the Company's investment in these enterprises totaled $ 3,101,852.

During 1992, the Company began offering a full range of business and pleasure travel planning and related services through its wholly-owned subsidiary, DGT. The travel agency was operated in the Company's principal executive office in Dallas, Texas. Since its inception, DGT has operated at a small loss. As a result, in October 1997 the Company discontinued the operations of DGT.

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

Products and Services  (continued...)
---------------------

In April 1996 the Company began operating an additional web site. This site allows paid subscribers unlimited access to current quotations for prices on approximately 200 precious metals, coins and other bullion related products. The site is integrated with The Computer Jewelry Exchange and is located on the Company's server at http://www.dgse.com.

During 1997 management made a decision to significantly expand our internet activities. With over 1,000,000 page views since inception, it has become apparent that the Internet has become a viable mechanism to sell products and introduce customers from around the world to the business of the Company. Our web site was one of the first to utilize the auction format to sell jewelry and related products. In addition, our introduction of a live real time trading floor in jewelry, diamonds and fine watches has allowed our commercial site to attract wide participation. During 1997, our auction and trading site were expanded to include a high level of automation and during the first quarter of 1998 our internet store began functioning as a CyberCashTM authorized site. Our customers can now purchase products automatically, securely and on line. Auctions now close at least two times per week and the trading floor transactions can occur twenty-four hours per day.

In an effort to expand its internet activities, in January 1997 the Company formed a new wholly-owned subsidiary, Eye Media, Inc. On January 28, 1997, Eye Media, Inc. purchased certain assets owned by National Media Mail, Inc. and hired nine former employees of National Media Mail, Inc. The assets purchased include rights, title and interest in a patent pending and a registered service mark for ("The Gathering"), one of the largest college web sites on the internet. Eye Media, Inc. is an internet/intranet web site development company and sells advertising on The Gathering. Revenues for Eye Media, Inc. did not meet expectations and, as a result, the Company discontinued the operations of Eye Media, Inc. in May 1997.





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

Sales and Marketing  (continued...)
-----------------------------------

The Company markets its bullion trading services through a combination of advertising in national coin publications, local print media, and coin and bullion wire services. Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry. Cash on confirmation simply means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals. Customer orders for bullion trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's credit standing. Consequently, there was no significant backlog for bullion orders as of December 31, 1997 or 1996. Company backlogs for fabricated jewelry products were also insignificant as of December 31, 1997 and 1996.


Seasonality
-----------

The retail jewelry business is seasonal. The Company realized 38.3% and 34.6% of its annual jewelry sales in the fourth quarters of 1997 and 1996, respectively.

While the Company's bullion business is not seasonal, management believes it is directly impacted by the perception of inflation trends. Historically, anticipation of increases in the rate of inflation have resulted in higher levels of interest in precious metals as well as higher prices for such metals.

Other Company business activities are not seasonal.


Competition
-----------

The Company operates in a highly competitive industry where competition is based on a combination of price, service and product quality. The jewelry and consumer loan activities of the Company compete with numerous other retail jewelers and consumer lenders in Dallas, Texas and the surrounding area.

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

Management is of the opinion that the Company is a factor in the local jewelry trade. However, its consumer lending, bullion trading and consulting activities are dominated by larger companies.

Employees
---------

As of December 31, 1997, the Company employed 20 individuals, all of which were full time employees.






ITEM 2.    DESCRIPTION OF PROPERTY

In December 1987, through its wholly-owned subsidiary DGSE Corporation the Company acquired a 6,000 square foot building in Dallas, Texas which houses retail jewelry, travel, consumer lending and bullion trading operations and its principal executive offices. The land and building are subject to a 20 year mortgage maturing in January 2014, with a balance outstanding of approximately $ 657,723 as of December 31, 1997.

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

Eye Media, Inc. rented on a month to month basis a 900 square foot facility in an office complex located in Newport Beach, California for which it paid a monthly rental in the amount of $684. This lease was terminated in May 1997.

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



High and low stock prices for the last two years were:

                                    1997                  1996
                              ----------------       ----------------
                              High        Low        High         Low
                              ----        ---        ----         ---

     First Quarter           1 3/4       7/8         1 7/8     1 1/8

     Second Quarter          1 7/8     1 1/8         2         1 1/4

     Third Quarter           2 3/8     1 5/8         1 1/2     1 1/16

     Fourth Quarter          2 7/8     1 7/8         1 1/2       7/8





On March 9, 1998, the closing sales price for the Company's common stock was $2.75 and there were 625 shareholders of record.

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

In 1993 the Company founded DLS in an effort to generate additional revenue and enhance shareholder value by capitalizing on the experience and professional contacts of the Company's Chairman. DLS provides insolvency advisory services to business that are or have been involved in proceedings under Chapter 11 of the United States Bankruptcy Code. Since its inception DLS has provided consulting advice and participated in ten such reorganizations. As a result, the Company received consulting revenues in the amount of $ 466,566 in 1997 and $ 40,000 in 1996, and became a stockholder in six of the enterprises with which it had a consulting relationship. (For further details, see Note C of Notes To Consolidated Financial Statements).


Results of Operations
---------------------

Sales increased by $ 1,135,313 (10.1%) in 1997. This increase was the result of a $ 580,409 increase in the sale of bullion related products and a $ 514,442 increase in the sale of jewelry products. The increase in bullion sales was the result of increased interest in precious metals products by retail clientele. Management believes that the Company's Internet related activities have had a significant impact on this sector of its business. The increase in the sale of jewelry related products was the result of a strong retail climate and the Company's Internet related activities. Consulting service fees increased by $ 426,566 during 1997 due to fees received from three new clients. During 1997 the Company sold marketable trading securities in the amount of $ 1,350,141 and realized gains of $ 1,051,742 on these sales. The unrealized gains on trading securities during 1997 in the amount of $ 211,295 was the result of an increase in market value of the Company's investment in trading securities. Other income in the amount of $ 123,472 during 1997 was the result of $ 108,000 in rental income received from the sublease of the facility which had been the Company's second store and interest income in the amount of $ 15,472 from investments in money market accounts.

Results of Operations  (continued...)
----------------------

Sales decreased by $ 78,461 (0.7%) in 1996. This decrease was the result of a $ 575,018 reduction in the sale of bullion related products and a $ 496,558 increase in the sale of jewelry products. During 1996, the demand for bullion products continued soft due to low inflation and other factors. The increase in the sale of jewelry related products was the result of a stronger retail climate during 1996 and due to the Company maintaining a higher level of jewelry inventory. Pawn service charges decreased by $ 18,721 (35.7%) in 1996 due to lower loan volume. Consulting service income decreased by $ 231,414 due to fees earned during 1995 on a refinancing of an existing client. The unrealized gains on trading securities in the amounts of $ 871,865 during 1996, was the result of an increase in market value of the Company's investments in trading securities. During 1996 the Company sold in open market transactions marketable securities and realized gains in the amount of $ 639,684. Other income during 1996 was the result of rental income received from the sublease of the facility which had been the Company's second store.

Cost of goods sold increased by $ 894,107 (9.4%) in 1997 and decreased by $ 41,179 (.5%) in 1996 due to the changes in sales volume. Cost attributable to consulting services increased by $ 33,654 in 1997 due to cost associated with DLS's three new clients. During 1996 consulting service cost decreased $ 55,476 due to travel and other costs incurred in 1995 associated with work related to the refinancing of one of DLS's existing clients.

Selling, general and administrative expenses increased by $ 58,665 in 1997 due to an increase in payroll and related costs. Selling, general and administrative expenses decreased by $ 67,873 in 1996 due to the closure of the Company's second jewelry store.

Depreciation and amortization expense decreased in 1996 by $ 16,728 due to certain assets becoming fully depreciated during the year.

Interest expense increased by $ 54,693 in 1997 due to interest paid on the $ 875,000 convertible note issued in December 1996.

During 1997 the Company used the remaining balance of its net operating loss carryforwards and, as a result, the Company recorded deferred income taxes of $ 640,700. Of this amount $ 411,500 is reflected as deferred tax expense and $ 229,200 as a reduction of the unrealized gain on available for sale marketable securities.

During 1997 the Company discontinued the operations of Dallas Global Travel, Inc. and Eye Media, Inc. The operating results of these discontinued operations were net losses of $ 95,010 in 1997 and $ 7,097 in 1996.

Liquidity and Capital Resources
-------------------------------

During 1997 the Company generated $ 1,180,930 from operating activities. These resources were used to fund investing activities in the amount of $ 163,344 and financing activities in the amount of $ 708,918. As a result, cash and cash equivalents increased by $ 308,668 during the year.

Management of the Company expects capital expenditures to total approximately $ 85,000 during 1998. It is anticipated that these expenditures will be funded from the Company's current working capital position.

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




ITEM 7.   FINANCIAL STATEMENTS

(a)  Financial Statements (see pages 15 - 29 of this report).


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

ITEM 13.  EXHIBITS REPORTS ON FORM 8-K

(a)  Exhibits:


        21   - List of subsidiaries
                 DGSE Corporation
                 Dallas Global Travel, Inc.
                 DLS Financial Services, Inc.
                 Eye Media, Inc.

     The following exhibits are incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996:

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

        10.1 - Lease Agreement dated February 11, 1994, by and among Dallas Gold And Silver Exchange, Inc. and
               Stanley N. Kline.

        10.2 - Renewal, Extension And Modification Agreement dated January 28, 1994, by and among DGSE
               Corporation and Michael E. Hall And Marian E. Hall.

        10.3 - Note Payable dated December 31, 1993, by and among
               Dallas Gold And Silver Exchange, Inc. and Dimitri
               Krstava.

        10.4 - Profit Participation Agreement dated December 11,
               1993, by and among Dallas Gold And Silver Exchange, Inc. and Craig Alan-Lee.




(b)  Reports on Form 8-K -- None

                                   SIGNATURES




     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                                   Dated: March 10, 1998
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                                   Dated: March 10, 1998
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                                  Dated: March 10, 1998
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                                   Dated: March 10, 1998
         -------------------------
         John Benson
         Director and Chief Financial
         Officer
         (Principal Accounting Officer)

                                                                      Suite 3600
                                                                1445 Ross Avenue
                                                          Dallas, TX  75202-2774
                                                   214 855-7300 FAX 214 855-7370



                                             Grant Thornton    [graphic omitted]
                                             Grant Thornton LLP  Accountants and
                                                   Management Consultants

                                                   The U.S. member Firm of
                                                   Grant Thornton International

               Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Dallas Gold and Silver Exchange, Inc.


We have audited the accompanying consolidated balance sheet of Dallas Gold and Silver Exchange, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dallas Gold and Silver Exchange, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.



/s/  Grant Thornton LLP
-----------------------
     GRANT THORNTON LLP

Dallas, Texas
February 20, 1998


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1997



                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                  $1,258,254
    Marketable securities - trading                                             1,826,552
    Trade receivables                                                             134,089
    Notes receivable - officers                                                    82,625
    Inventories                                                                 1,033,803
    Prepaid expenses                                                               24,064
                                                                                ---------
                 Total current assets                                           4,359,387

MARKETABLE SECURITIES - AVAILABLE FOR SALE                                      1,275,300

PROPERTY AND EQUIPMENT - AT COST, NET                                           1,112,414

OTHER ASSETS                                                                       27,798
                                                                                ---------
                                                                               $6,774,899
                                                                                =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                              $  560,228
    Deferred income taxes                                                         411,500
    Accounts payable - trade                                                      290,968
    Accrued expenses                                                              182,748
    Accrued payroll                                                               209,132
    Customer deposits                                                             113,776
    Current maturities of long-term debt and capital lease obligations            199,144
                                                                                ---------
                 Total current liabilities                                      1,967,496

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
    less current maturities                                                     1,567,199

DEFERRED INCOME TAXES                                                             229,200

COMMITMENTS AND CONTINGENCIES                                                        --

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,172,931 shares                             41,729
    Additional paid-in capital                                                  3,455,633
    Unrealized gain on available for sale securities, net of income tax of
      $229,200                                                                    444,923
    Accumulated deficit                                                          (931,281)
                                                                                ---------
                 Total shareholders' equity                                     3,011,004
                                                                                ---------
                                                                               $6,774,899
                                                                                =========





        The accompanying notes are an integral part of these statements.


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,


                                                                             1997            1996
                                                                          ------------    ------------

Revenue
   Sales                                                                 $ 12,427,003    $ 11,291,690
   Consulting income                                                          466,566          40,000
   Pawn service charges                                                        32,962          33,768
   Gain on sale of marketable securities - trading                          1,051,742         639,684
   Unrealized gains on marketable securities - trading                        211,295         871,865
   Other income                                                               123,472         101,425
                                                                         ------------    ------------
                                                                           14,313,040      12,978,432

Costs and expenses
   Cost of goods sold                                                      10,366,353       9,472,246
   Consulting service costs                                                   160,979         127,325
   Selling, general and administrative expenses                             1,792,456       1,733,791
   Depreciation and amortization                                               92,252          90,012
   Interest expense                                                           230,063         175,370
                                                                         ------------    ------------
                                                                           12,642,103      11,598,744
                                                                         ------------    ------------

                 Income from continuing operations before income taxes      1,670,937       1,379,688

   Deferred income tax expense                                                460,500            --
                                                                         ------------    ------------

                 Income from continuing operations                          1,210,437       1,379,688

   Discontinued operations
       Loss from operations, net of deferred tax benefit of $49,000           (95,010)         (7,097)
                                                                         ------------    ------------

                 Net income                                              $  1,115,427    $  1,372,591
                                                                         ============    ============

Basic earnings (loss) per common share
   Continuing operations                                                        $ .27           $ .24
   Discontinued operations                                                       (.02)             --
                                                                                -----           -----

                 Earnings per common share                                      $ .25           $ .24
                                                                                =====           =====

Diluted earnings (loss) per common share
   Continuing operations                                                        $ .25           $ .23
   Discontinued operations                                                       (.02)             --
                                                                                -----           -----

                 Earnings per common share                                      $ .23           $ .23
                                                                                =====           =====

Weighted average number of common shares
   Basic                                                                    4,397,266       5,791,969
   Diluted                                                                  4,809,644       6,191,969






         The accompanying notes are an integral part of this statement.


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 1997 and 1996



                                                                                                    Unrealized
                                                                     Additional                     gain (loss)      Total
                                              Common stock             paid-in      Accumulated   on marketable   shareholders'
                                           Shares        Amount        capital         deficit      securities       equity
                                         ------------------------    -----------    -----------   -------------   -------------
Balances at January 1, 1996              5,820,849    $    58,209    $ 5,192,400    $(3,419,299)   $   (56,840)   $ 1,774,470

Purchase and retirement of
    common shares                       (1,203,156)       (12,032)    (1,066,569)          --             --       (1,078,601)

Sale of common stock                           500              5            620           --             --              625

Unrealized gain on marketable
    securities - available for sale,
    net of tax                                --             --             --             --           56,840         56,840

Net income                                    --             --             --        1,372,591           --        1,372,591
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1996            4,618,193         46,182      4,126,451     (2,046,708)          --        2,125,925

Purchase and retirements of
    common shares                         (445,264)        (4,453)      (670,818)          --             --         (675,271)

Unrealized gain on marketable
    Securities - available for sale,
    net of tax                                --             --             --             --          444,923        444,923

Net income                                    --             --             --        1,115,427           --        1,115,427
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1997            4,172,929    $    41,729    $ 3,455,633    $  (931,281)   $   444,923    $ 3,011,004
                                       ===========    ===========    ===========    ===========    ===========    ===========





        The accompanying notes are an integral part of these statements.


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,



                                                                 1997            1996
                                                             ------------    ------------

Cash flows from operating activities
   Cash received from customers                              $ 12,584,750    $ 12,369,457
   Cash paid to suppliers and employees                       (12,403,389)    (12,133,147)
   Cash received from sales of marketable securities -
       trading                                                  1,350,141         898,526
   Cash paid for purchases of marketable securities
       available-for-sale                                        (162,111)           --
   Interest paid                                                 (188,461)       (175,370)
                                                             ------------    ------------

                 Net cash provided by operating activities      1,180,930         959,466
                                                             ------------    ------------

Cash flows from investing activities
   Increase in notes receivable - officers                        (82,625)           --
   Capital expenditures                                           (80,719)        (62,867)
                                                             ------------    ------------

                 Net cash used in investing activities           (163,344)        (62,867)
                                                             ------------    ------------

Cash flows from financing activities
   Proceeds from notes issued                                     212,713          70,410
   Payment of short-term notes                                   (200,497)       (197,802)
   Purchase and retirement of common stock                       (675,271)       (203,601)
   Principal payments on long-term debt                           (17,567)        (16,554)
   Principal payments under capital lease obligations             (28,296)        (17,167)
   Sale of common stock                                              --               625
                                                             ------------    ------------

                 Net cash used in financing activities           (708,918)       (364,089)
                                                             ------------    ------------

Net increase in cash and cash equivalents                         308,668         532,510

Cash and cash equivalents at beginning of year                    949,586         417,076
                                                             ------------    ------------

Cash and cash equivalents at end of year                     $  1,258,254    $    949,586
                                                             ============    ============


        The accompanying notes are an integral part of these statements.


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                            Years ended December 31,




                                                                               1997            1996
                                                                            -----------    -----------

Reconciliation of net income to net cash provided by
   operating activities
      Net income                                                            $ 1,115,427    $ 1,372,591
      Adjustments to reconcile net income to cash provided by
         operating activities
             Depreciation and amortization                                       92,252         90,012
             Unrealized gain on marketable securities - trading                (211,295)      (871,865)
             Deferred taxes                                                     460,500           --
             Marketable securities received in payment of consulting fees      (439,066)          --
             (Increase) decrease in operating assets
                Net change in marketable securities - trading                   298,399        258,842
                Net change in marketable securities - available-for-sale       (162,111)          --
                Trade receivables                                                13,475          8,957
                Inventories                                                      77,682       (219,282)
                Prepaid expenses and other assets                                (2,013)       (48,872)
             Increase (decrease) in liabilities
                Accounts payable                                               (202,971)       243,958
                Accrued expenses                                                 52,626        (25,291)
                Accrued payroll                                                  37,055         88,906
                Customer deposits                                                56,006         18,956
                                                                            -----------    -----------

                    Net cash provided by continuing operating activities      1,185,966        916,912
                    Net cash provided by (used in) discontinued operating
                        activities                                               (5,036)        42,554
                                                                            -----------    -----------

                    Total net cash provided by operating activities         $ 1,180,930    $   959,466
                                                                            ===========    ===========


Supplemental schedule of noncash, investing and financing activities:

   Year ended December 31, 1996:
   ----------------------------

   The Company issued a long-term note payable to an individual in the amount of $875,000 for the repurchase of 1,119,056 shares of common stock, which were retired.

        The accompanying notes are an integral part of these statements.

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations
     --------------------

     Dallas Gold and Silver Exchange, Inc. and its wholly-owned subsidiaries (the Company), sell jewelry and bullion products to both retail and wholesale customers throughout the United States through its facility in Dallas, Texas and provide consulting services related to reorganization of other business enterprises. The operations of the Company's subsidiaries, Dallas Global Travel, Inc. and Eye Media, Inc. are reflected as discontinued operations in the accompanying financial statements.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements of the Company include the financial statements of Dallas Gold and Silver Exchange, DGSE Corporation and DLS Financial Services, Inc.

     All material intercompany transactions and balances have been eliminated.

     Inventory
     ---------

     Jewelry and other inventory is valued at lower-of-cost-or-market (specific identification). Bullion inventory is valued at lower-of-cost-or-market (average cost).

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are being provided on the straight-line method over periods of five to thirty years. Machinery and equipment under capital lease are amortized on the straight-line method over their useful lives.

     Earnings Per Share
     ------------------

     For the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Under SFAS 128, basic earnings per common share is based upon the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. Earnings per share data for 1996 has been restated to conform to the provisions of SFAS 128.

     Cash and Cash Equivalents
     -------------------------

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           December 31, 1997 and 1996





NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Investments in Marketable Securities
     ------------------------------------

     Marketable equity securities have been categorized as either available-for-sale or trading and carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders' equity net of tax until realized, while unrealized gains and losses for trading securities are included in the statement of income. Realized gains and losses on the sale of securities are based on the specific identification method.

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

     Stock Options
     -------------

     The Company's employee stock option plan is accounted for under APB Opinion
     25,   "Accounting   for   Stock   Issued   to   Employees",   and   related
     interpretations.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the 1996 statements to conform to the 1997 presentation.

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

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           December 31, 1997 and 1996







NOTE B - INVENTORIES

     A summary of inventories at December 31, 1997 is as follows:

         Jewelry                                                      $  886,054
         Scrap gold                                                       95,761
         Bullion                                                          17,113
         Other                                                            34,875
                                                                       ---------

                                                                      $1,033,803
                                                                       =========

NOTE C - INVESTMENTS IN MARKETABLE SECURITIES

     Marketable  securities  have been  classified in the  consolidated  balance sheet according to management's intent. The carrying amount of available-for-sale securities and their fair values at December 31, 1997 follows:

                                             Gross         Gross
                              Carrying     unrealized    unrealized      Fair
                               value         gains         losses        value

     Equity securities        $604,177     $672,623        $1,500     $1,275,300
                               =======      =======         =====      =========


NOTE D - PROPERTY AND EQUIPMENT

    A summary of property and equipment at December 31, 1997 is as follows:

       Land                                                          $  551,300
       Buildings and improvements                                       552,510
       Machinery and equipment                                          608,790
       Furniture and fixtures                                            71,172
                                                                      ---------
                                                                      1,783,772
         Less accumulated depreciation and amortization                (671,358)
                                                                      ---------
                                                                     $1,112,414
                                                                       =========


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

                           December 31, 1997 and 1996



NOTE E - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

 A summary of notes payable and long-term debt and capital leases at December 31, 1997 follows:

   Notes payable
   -------------

   Various demand notes to individuals with interest rates from 8% to 14%                  $ 560,228
                                                                                           =========

   Long-term debt and capital leases
   ---------------------------------

   Mortgage  payable,  due in  monthly  installments  of $6,452, including interest  based on 30 year US Treasury notes plus 2-1/2% (rate at
      December 31, 1997 was 8.68%); balance due and payable in January 2014                  $657,723

   Convertible note, due December 5, 1998.  Interest is payable quarterly at a rate of 9%     150,000

   Convertible note, due December 31, 2001.  Interest is payable quarterly at a rate of 8%    875,000

   Capital lease obligations (property and equipment includes machinery and equipment
      of $75,923, net of accumulated amortization of $67,554 at December 31, 1997)             83,620
                                                                                            ---------
                                                                                            1,766,343
          Less current maturities                                                             199,144
                                                                                            ---------
                                                                                           $1,567,199
                                                                                            =========


Convertible Notes
-----------------

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


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

                           December 31, 1997 and 1996



NOTE E - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES - Continued

     The following table summarizes the aggregate maturities of long-term debt and payments on the capital lease obligations:

                                                                                        Obligations
                                                                                           under
                                                                       Long-term           capital
                                                                          debt             leases           Total
                                                                       ---------        -----------       ---------
       1998                                                            $ 169,789         $ 38,264         $ 208,053
       1999                                                              121,622           29,700           151,322
       2000                                                              123,544           29,700           153,244
       2001                                                              700,659            2,476           703,135
       2002                                                               27,952               -             27,952
       Thereafter                                                        539,157               -            539,157
                                                                       ---------        ---------         ---------

       Total                                                           1,682,723          100,140         1,782,863

       Amounts representing interest (interest rates
         ranging from 10.8% to 23.3%)                                         -           (16,520)          (16,520)
                                                                       ---------        ---------         ---------
                                                                       1,682,723           83,620         1,766,343
       Less current portion                                             (169,789)         (29,355)         (199,144)
                                                                       ---------        ---------         ---------

                                                                      $1,512,934        $  54,265        $1,567,199
                                                                       =========         ========         =========


NOTE F - EARNINGS PER SHARE

     A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the year ended December 31, 1997 is as follows:

                                                                                           1997
                                                                      -----------------------------------------
                                                                                                      Per-share
                                                                        Income          Shares           amount
                                                                      ----------      ---------       ---------
        Basic earnings per common share
           Income from continuing operations                          $1,210,437      4,397,266            $.28
                                                                                                            ===

        Effect of dilutive securities
           Stock options                                                                  1,262
           Convertible debt                                               14,200        175,000
                                                                       ---------      ---------

        Diluted earnings per common share
           Income available to common stockholders plus
              assumed conversions                                     $1,224,637      4,573,528            $.27
                                                                       =========      =========             ===


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

                           December 31, 1997 and 1996



NOTE F - EARNINGS PER SHARE - Continued

                                                                                   1996
                                                                     -----------------------------------
                                                                                               Per-share
                                                                        Income      Shares       amount
        Basic earnings per common share
           Income from continuing operations allocable to
              common stockholders                                    $1,379,688     5,791,969       $.24
                                                                                                     ===

        Effect of dilutive securities
           Convertible debt                                              14,200       175,000
                                                                        -------      --------

        Diluted earnings per common share
           Income available to common stockholders plus
              assumed conversions                                    $1,393,888     5,966,969       $.23
                                                                      =========     =========        ===


NOTE G - STOCK OPTIONS

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

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE G - STOCK OPTIONS - Continued

     The following table summarizes the activity in common shares subject to options for the two years ended December 31, 1997:

                                                                    Weighted
                                                   Range of         Average
                                       Shares    Exercise Price   Exercise Price
                                       -------   --------------   --------------

       January 1, 1996                 380,000    $1.63 - $2.25        $2.12
       Granted                              -                -            -
                                       -------     ------------         ----

       December 31, 1996               380,000      1.63 - 2.25         2.12
       Forfeited                        40,000     2.125 - 2.25       2.1875
                                       -------     ------------       ------

       December 31, 1997               340,000    $1.63 - $2.25        $2.12
                                       =======     ============         ====

     As of December 31, 1997 and 1996, all options were exercisable and expire six months after termination of employment.


NOTE H- INCOME TAXES

     The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

                                                         1997            1996
                                                        ------          ------

       Tax expense at statutory rate                   $568,119       $ 466,682
       Change in valuation allowance                    (99,266)       (467,377)
       Nondeductible expenses and other                  (8,353)            695
                                                        -------        --------

       Tax expense                                     $460,500       $       -
                                                        =======        ========

     The change in the valuation allowance resulted from use of net operating loss carryforwards.

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE H - INCOME TAXES - Continued

    Deferred income taxes are comprised of the following at December 31, 1997:

       Deferred tax assets:
          Net operating loss carryforwards                            $  15,722

       Deferred tax liabilities:
          Unrealized gain on securities
             Trading                                                   (427,222)
             Available for sale                                        (229,200)
                                                                       --------
                 Gross deferred tax liability                          (656,422)
                                                                       --------
          Net deferred tax liability                                   (640,700)
                                                                       ========

     Net operating loss carryforwards for federal income tax purposes, amounting to $46,200, expire in 2007.


NOTE I - OPERATING LEASE

     The Company leases certain of its facilities under operating leases. The minimum rental commitments under noncancellable operating leases are as follows:


       Year ending December 31,
          1998                                                        $ 101,000
          1999                                                          108,000
          2000                                                          108,000
          2001                                                          108,000
          2002                                                          108,000
          Thereafter                                                    162,000
                                                                      ---------
                                                                        695,000
          Less amounts representing sublease income                     695,000
                                                                      ---------

                                                                      $       -

     Rent  expense  for  the  years  ended   December  31,  1997  and  1996  was
     approximately $122,000 and $126,000, respectively, and was offset by sublease income of approximately $108,000 and $97,000, respectively.

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           December 31, 1997 and 1996

NOTE J - DISCONTINUED OPERATIONS

     During 1997, the Company discontinued the operations of Dallas Global Travel, Inc. and Eye Media, Inc. Dallas Global Travel, Inc. operated a travel agency while Eye Media, Inc. developed internet web sites. The assets of both companies at December 31, 1997 were not significant. Summary operating results of the discontinued operations for the years ended December 31, 1997 and 1996 were as follows:

                                                              1997        1996
                                                            --------    --------

         Revenues                                           $110,700    $970,694
         Costs and expenses                                  254,710     977,791
                                                             -------     -------

         Net loss before income tax benefit                  144,010       7,097
         Income tax benefit                                  (49,000)         -
                                                             -------     -------

         Net loss                                           $ 95,010    $ 7,097
                                                             =======     =======


NOTE K - BUSINESS SEGMENT INFORMATION

     Corporate activities consist of gains on securities transactions and other non-operating income. The Company's operations from continuing operations by business segment were as follows:


                                                         Consulting
                                         Jewelry          Services        Corporate      Consolidated
                                      -----------        ----------       ----------     ------------
      Revenues
         1997                         $12,562,945         $487,058       $1,263,037       $14,313,040
         1996                         $11,426,883         $ 40,000       $1,511,549       $12,978,432

      Operating income (loss)
         1997                         $   173,362         $188,308       $  848,767       $ 1,210,437
         1996                         $    54,890         $(20,174)      $1,344,972       $ 1,379,688

      Identifiable assets
         1997                         $ 2,983,904         $683,747       $3,107,248       $ 6,774,899
         1996                         $ 2,796,927         $573,915       $1,918,052       $ 5,298,739

      Capital expenditures
         1997                         $    58,149         $ 22,570       $        -       $    80,719
         1996                         $    40,859         $ 22,008       $        -       $    62,867

      Depreciation
         1997                         $    80,212         $ 12,040       $        -       $    92,252
         1996                         $    80,047         $  9,965       $        -       $    90,012


