Form 10QSB
period 1998-03-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1998-04-27
CIK 701719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     March 31, 1998
                               -------------------------------------------------

 (   )     Transition Report under Section 13 or 15(d) of the
           Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number      1-11048
                       ---------------------------------------------------------

                      Dallas Gold and Silver Exchange, Inc.
--------------------------------------------------------------------------------
                         (Name of small business issuer)


        Nevada                                         88-0097334
------------------------------             -------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or
organization)

     2817 Forest Lane, Dallas, Texas                          75234
-------------------------------------------             ------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at April 9, 1998
----------------------------                     -------------------------------
Common Stock, $.01 per value                               4,151,114

PART I.   FINANCIAL INFORMATION

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     March 31,    December 31,
                     ASSETS                                            1998          1997
                                                                  ------------    ------------

Current assets:
  Cash                                                            $    525,511    $  1,258,254
  Marketable securities - trading                                    2,367,349       1,826,552
  Trade receivables                                                    149,418         134,089
  Notes receivable - officers                                           80,021          82,625
  Inventory                                                          1,208,452       1,033,803
  Prepaid expenses                                                      32,935          24,064
                                                                  ------------    ------------
   Total current assets                                              4,363,686       4,359,387
Marketable securities - available
  for sale                                                           1,135,835       1,275,300
Property and equipment                                               1,109,981       1,112,414
Other assets                                                            38,568          27,798
                                                                  ------------    ------------
  Total assets                                                    $  6,648,070    $  6,774,899
                                                                  ============    ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                   $    560,228    $    560,228
  Deferred income taxes                                                515,543         411,500
  Accounts payable                                                      96,539         290,968
  Accrued expenses                                                     152,088         391,880
  Customer deposits                                                    140,110         113,776
  Current maturities of long-term
    debt and lease obligations                                         199,252         199,144
                                                                  ------------    ------------
    Total current liabilities                                        1,663,760       1,967,496
Long-term debt and capital lease
    obligations, less current
    maturities                                                       1,551,397       1,567,199
Deferred income taxes                                                  236,735         229,200

Shareholders'  equity:
 Common  stock,  $.01 par  value;
 authorized 10,000,000 shares;
 issued and outstanding 4,151,114
 shares at March 31, 1998 and
 4,172,931 at December 31, 1997                                         41,511          41,729
  Additional paid-in capital                                         3,392,703       3,455,633
  Unrealized gain on available for
    sale securities, net of income
     taxes of $ 236,735                                                459,545         444,923
  Accumulated deficit                                                 (697,581)       (931,281)
                                                                  ------------    ------------
        Total shareholders' equity                                   3,196,178       3,011,004
   Total liabilities and shareholders'                            ------------    ------------
    equity                                                        $  6,648,070    $  6,774,899
                                                                  ============    ============


             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                1998           1997
                                               ---------------------
Revenues:
  Sales                                    $ 2,887,708    $ 2,715,730
  Pawn service fees                             10,762          7,410
  Consulting service income                                   170,566
  Gain (loss) on sale of marketable
   securities - trading                         (2,291)        37,158
 Unrealized gain on marketable
   securities - trading                        370,745        203,224
 Other income                                   31,567         31,211
                                           -----------    -----------
                                             3,298,491      3,165,299
                                           -----------    -----------
Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)             2,375,332      2,297,472
  Consulting service costs                      48,623         25,682
  Selling, general and administrative
   expenses                                    441,941        380,325
  Depreciation and amortization                 23,716         30,392
  Interest expense                              54,780         56,100
                                           -----------    -----------
    Total costs and expenses                 2,944,392      2,789,971
                                           -----------    -----------

Income from continuing operations
   before income taxes                         354,099        375,328
Deferred income taxes                          120,399           --
                                           -----------    -----------
Income from continuing                         233,700        375,328

Discontinued operations
   Loss from operations                           --         (107,821)
                                           -----------    -----------

Net income                                 $   233,700    $   267,507
                                           ===========    ===========
Basic earnings(loss) per common share
   Continuing operations                   $       .06    $       .08
   Discontinued operations                        --             (.02)
                                           -----------    -----------
    Earnings per common share              $       .06    $       .06
                                           ===========    ===========
Diluted earnings(loss) per common share
   Continuing operations                   $       .05    $       .08
   Discontinued operations                        --             (.02)
                                           -----------    -----------
    Earnings per common share              $       .05    $       .06
                                           ===========    ===========
Weighted average number of common shares
   Basic                                     4,160,128      4,521,872
   Diluted                                   4,572,378      4,932,378

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                            Three Months Ended
                                                 March 31,
                                             1998         1997
                                         ----------------------

Cash used for operating activities       $(621,875)   $(488,697)

Cash flows from investing activities:
   Purchase of property, plant and
    equipment                              (21,283)     (33,545)
   Sale of marketable securities            29,978      534,159
   Purchase of marketable securities       (40,712)      (6,516)
                                         ---------    ---------
   Net cash provided by (used
     for investing activities              (32,026)     494,098
                                         ---------    ---------

Cash flows from financing activities:
   Purchase of common stock                (63,148)    (148,472)
   Principal payments on notes payable                  (16,433)
   Principal payments on long-term
    debt and capital lease obligations     (15,694)      (8,058)
                                         ---------    ---------
   Net cash used for financing
    activities                             (78,842)    (172,963)
                                         ---------    ---------

Decrease in cash and cash equivalents    $(732,743)   $(167,562)
                                         =========    =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT



March 31, 1998



(1)      Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements of Dallas Gold and Silver Exchange, Inc. and Subsidiaries include the financial statements of Dallas Gold and Silver Exchange, Inc. and its wholly-owned subsidiaries, DGSE Corporation and DLS Financial Services, Inc. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The Company's operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Quarter ended March 31, 1998 vs 1997:

Sales for the first quarter of 1998 increased $171,978 or 6.3% when compared to the corresponding quarter of 1997. The increase was primarily the result of an increase in jewelry sales in the amount of $237,692. Management believes that the Company's Internet related activities had a significant impact on this sales growth. Pawn service fees increased by 45.2% due to an increase in pawn loans outstanding. Consulting service income in the amount of $170,566 in 1997 was due to a fee earned relating to the recapitalization of an new client. During the first quarter of 1997 the Company sold $534,159 of marketable securities realizing a gain of $37,158. Unrealized gains on trading securities in the amount of $ 370,745 in 1998 and $203,224 in 1997 was the result of an increase in the market value of the Company's investment in marketable securities. Cost of sales increased by $77,860 primarily due to the increase in sales. Consulting service cost increased by $19,941 during the first quarter of 1998 due to an increase in travel cost.

General and administration expenses increased by $61,616 primarily due higher health insurance and advertising cost. Depreciation expense decreased by $6,676 due to certain assets becoming fully depreciated.

During the second quarter of 1997 the Company used the remaining balance of its net operating loss carryforwards and, as a result, the Company recorded deferred income taxes of $120,711 during the first quarter of 1998.

During 1997 the Company discontinued the operations of Dallas
Global Travel, Inc. and Eye Media, Inc. The operating results of these discontinued operations were a net loss of $107,821 in 1997.

Liquidity and Capital Resources
-------------------------------

Due to the somewhat seasonal nature of the Company's jewelry business, inventory and trade receivables are at their lowest levels on December 31 of each year. During the first half of each year jewelry inventory is replenished and trade receivables begin to increase. During the first quarter of 1998, cash and cash equivalents decreased by $732,743 primarily as a result of decreases in accounts payable ($194,429), a decrease in accrued expenses ($239,792), an increase in inventory ($174,649), and purchases of common treasury stock ($63,148).

Management of the Company expects capital expenditures to total approximately $85,000 during 1998. It is anticipated that these expenditures will be funded from the Company's current working capital position.

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

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                                    Dated: April 27 1998
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                                   Dated: April 27, 1998
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                                  Dated: April 27, 1998
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                                   Dated: April 27, 1998
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)