Form 10-Q
period 1998-06-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1998-07-21
CIK 701719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 ( X )    Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the quarterly period ended           June 30, 1998
                               -------------------------------------------------

 (   )    Transition Report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from                 to
                               --------------     ----------------------

Commission File Number        1-11048

                      Dallas Gold and Silver Exchange, Inc.
--------------------------------------------------------------------------------
                         (Name of small business issuer)


        Nevada                                              88-0097334
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


     2817 Forest Lane, Dallas, Texas                  75234
--------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at July 14, 1998
----------------------------                  ------------------------------
Common Stock, $.01 per value                  4,171,114

PART I.   FINANCIAL INFORMATION
-------------------------------

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      June 30,    December 31,
                     ASSETS                                            1998           1997
                                                                  ------------    ------------

Current assets:
  Cash                                                            $    441,312    $  1,258,254
  Marketable securities - trading                                    3,485,186       1,826,552
  Trade receivables                                                    154,110         134,089
  Notes receivable - officers                                            5,000          82,625
  Inventory                                                          1,300,117       1,033,803
  Prepaid expenses                                                      78,012          24,064
                                                                  ------------    ------------
   Total current assets                                              5,463,737       4,359,387
Marketable securities - available
  for sale                                                              15,000       1,275,300
Property and equipment                                               1,094,937       1,112,414
Other assets                                                            32,389          27,798
                                                                  ------------    ------------
  Total assets                                                    $  6,606,063    $  6,774,899
                                                                  ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                   $    350,228    $    560,228
  Deferred income taxes                                                739,743         411,500
  Accounts payable                                                     284,094         290,968
  Accrued expenses                                                     237,882         391,880
  Customer deposits                                                    107,291         113,776
  Current maturities of long-term
    debt and lease obligations                                         187,203         199,144
                                                                  ------------    ------------
    Total current liabilities                                        1,906,441       1,967,496
Long-term debt and capital lease
    obligations, less current
    maturities                                                       1,541,340       1,567,199
Deferred income taxes                                                  229,200

Shareholders'  equity:
  Common  stock,  $.01 par  value;
  authorized 10,000,000 shares;
  issued and outstanding 4,171,114
  shares at June 30, 1998 and
  4,172,931 at December 31, 1997                                        41,711          41,729
  Additional paid-in capital                                         3,390,948       3,455,633
  Unrealized gain on available for
    sale securities, net of income
     taxes                                                              (8,909)        444,923
  Accumulated deficit                                                 (265,468)       (931,281)
                                                                  ------------    ------------
        Total shareholders' equity                                   3,158,282       3,011,004
   Total liabilities and shareholders'
    equity                                                        $  6,606,063    $  6,774,899
                                                                  ============    ============

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended
                                                   June 30,
                                               1998         1997
                                           -------------------------
Revenues:
  Sales                                    $ 3,538,189   $ 2,383,770
  Pawn service fees                              8,855         6,930
  Consulting service income
  Gain (loss) on sale of marketable
   securities - trading                         76,706       (64,697)
  Unrealized gain on marketable
   securities - trading                        638,738       575,726
  Other income                                   4,355        32,948
                                           -----------   -----------
                                             4,266,843     2,934,677
                                           -----------   -----------
Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)             2,951,178     2,004,189
  Consulting service costs                      50,224        93,934
  Selling, general and administrative
   expenses                                    531,003       387,738
  Depreciation and amortization                 24,185        16,752
  Interest expense                              55,440        57,750
                                           -----------   -----------
    Total costs and expenses                 3,612,030     2,560,363
                                           -----------   -----------

Income from continuing operations
   before income taxes                         654,813       374,314
Deferred income taxes                          222,701       147,802
                                           -----------   -----------
Income from continuing                         432,112       226,512

Discontinued operations
     Tax benefit                                  --          14,300
                                           -----------   -----------

Net income                                 $   432,112   $   240,812
                                           ===========   ===========
Basic earnings(loss) per common share
   Continuing operations                   $       .10   $       .06
   Discontinued operations                        --            --
                                           -----------   -----------
    Earnings per common share              $       .10   $       .06
                                           ===========   ===========
Diluted earnings(loss) per common share
   Continuing operations                   $       .09   $       .05
   Discontinued operations                        --
                                           -----------   -----------
    Earnings per common share              $       .09   $       .05
                                           ===========   ===========
Weighted average number of common shares
   Basic                                     4,160,128     4,366,544
   Diluted                                   4,572,378     4,768,345

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Six Months Ended
                                                    June 30,
                                              1998          1997
                                           -------------------------
Revenues:
  Sales                                    $ 6,425,897   $ 5,099,500
  Pawn service fees                             19,617        14,340
  Consulting service income                    170,566
  Gain (loss) on sale of marketable
   securities - trading                         74,415       (27,539)
  Unrealized gain on marketable
   securities - trading                      1,009,483       778,950
  Other income                                  35,922        64,159
                                           -----------   -----------
                                             7,565,334     6,099,976
                                           -----------   -----------
Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)             5,326,510     4,301,661
  Consulting service costs                      98,847       119,616
  Selling, general and administrative
   expenses                                    972,944       768,063
  Depreciation and amortization                 47,901        47,144
  Interest expense                             110,220       113,850
                                           -----------   -----------
    Total costs and expenses                 6,556,422     5,350,334
                                           -----------   -----------

Income from continuing operations
   before income taxes                       1,008,912       749,642
Deferred income taxes                          343,100       147,802
                                           -----------   -----------
Income from continuing                         665,812       601,840

Discontinued operations
   Loss from operations, net of tax               --         (93,521)
                                           -----------   -----------

Net income                                 $   665,812   $   508,319
                                           ===========   ===========
Basic earnings(loss) per common share
   Continuing operations                   $       .16   $       .14
   Discontinued operations                        --            (.02)
                                           -----------   -----------
    Earnings per common share              $       .16   $       .12
                                           ===========   ===========
Diluted earnings(loss) per common share
   Continuing operations                   $       .15   $       .13
   Discontinued operations                        --            (.02)
                                           -----------   -----------
    Earnings per common share              $       .15   $       .11
                                           ===========   ===========
Weighted average number of common shares
   Basic                                     4,160,128     4,366,544
   Diluted                                   4,572,378     4,768,345

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                           Six Months Ended
                                               June 30,
                                           1998        1997
                                         ----------   ----------

Cash used for operating activities       $(527,025)   $(739,983)

Cash flows from investing activities:
   Purchase of property, plant and
    equipment                              (30,424)     (29,199)
   Sale of marketable securities           267,068      750,040
   Purchase of marketable securities      (217,658)    (174,901)
   Net cash provided by (used
     for investing activities               18,986      545,940
                                         ---------    ---------

Cash flows from financing activities:
   Purchase of common stock                (77,203)    (230,645)
   Issuance of common stock for debt        12,500
   Principal payments on notes payable (221,941) (29,532) Principal payments on long-term
    debt and capital lease obligations     (25,859)     (21,239)
                                         ---------    ---------
   Net cash used for financing
    activities                            (312,503)    (281,416)
                                         ---------    ---------

Decrease in cash and cash equivalents    $(820,542)   $(475,459)
                                         =========    =========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT



June 30, 1998



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

         The Company's operating results for the periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Quarter ended June 30, 1998 vs 1997:

Sales for the second quarter of 1998 increased $ 1,154,419 or 48.4% when compared to the corresponding quarter of 1997. The increase was the result of an increase in jewelry sales in the amount of $ 520,141 and an increase in precious metals sales in the amount of $ 634,278. Management believes that the Company's Internet related activities had a significant impact on this sales growth. Pawn service fees increased by 27.8% due to an increase in pawn loans outstanding. During the second quarter of 1998 the Company sold $ 237,090 of marketable securities realizing a gain of $ 76,706. Unrealized gains on trading securities in the amount of $ 638,738 in 1998 and $ 575,726 in 1997 was the result of an increase in the market value of the Company's investment in marketable securities. Cost of sales increased by $ 946,989 due to the increase in sales. Consulting service cost decreased by $ 43,710 during the second quarter of 1998 due to lower travel cost and related.

General and administration expenses increased by $ 143,265 primarily due higher health insurance, advertising and payroll cost. Depreciation expense increased by $ 7,433 due to depreciation on assets placed in service during 1997 and 1998.

During 1997 the Company discontinued the operations of Dallas Global Travel, Inc. and Eye Media, Inc. The operating results of these discontinued operations during the second quarter of 1997 were a net loss of $ 34,700 which was offset by a tax benefit in the amount of $ 49,000.


Six months ended June 30, 1998 vs 1997:

Sales increased by $ 1,326,397 or 26.0 % during the six months ended June 30, 1998 compared to the corresponding period of 1997. This increase was the result of an $ 805,083 increase in jewelry sales and a $ 521,314 increase in precious metals sales. Management believes that the Company's Internet related activities had a significant impact on this sales growth. Pawn service fees increased by 36.8% due to an increase in pawn loans outstanding. During the first half of 1998 the Company sold $ 267,068 of marketable securities realizing a gain of $ 74,415. Unrealized gains on trading securities in the amount of $ 1,009,483 in 1998 and $ 778,950 in 1997 was the result of an increase in the market value of the Company's investment in marketable securities. Cost of sales increased by $ 1,024,849 due to the increase in sales. Consulting service cost decreased by $ 20,769 during the first half of 1998 due to lower travel cost and related.

Results of Operations, continued...
-----------------------------------

General and administration expenses increased by $ 204,881 during the first half of 1998 due to higher health insurance, advertising and payroll cost.

During 1997 the Company discontinued the operations of Dallas Global Travel, Inc. and Eye Media, Inc.. The operating results of these discontinued operations during the first half of 1997 were a net loss in the amount of $ 93,521, net of a $ 49,000 tax benefit.




Liquidity and Capital Resources
-------------------------------

Due to the somewhat seasonal nature of the Company's jewelry business, inventory and trade receivables are at their lowest levels on December 31 of each year. During the first half of each year jewelry inventory is replenished and trade receivables begin to increase. During the first half of 1998, cash and cash equivalents decreased by $ 820,542 primarily as a result of decreases in notes payable ($ 210,000), a decrease in accrued expenses ($ 153,998), an increase in inventory ($ 266,314), and purchases of common treasury stock ($ 77,203).

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

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                                    Dated: July 20, 1998
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                                    Dated: July 20, 1998
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                                   Dated: July 20, 1998
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                                    Dated: July 20, 1998
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)