Form 10QSB
period 1998-09-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1998-11-06
CIK 701719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 ( X )  Quarterly Report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the quarterly period ended         September 30, 1998

 (  )   Transition Report under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the transition period from           to
                                ---------   --------

Commission File Number          1-11048
                       --------------------

                      Dallas Gold and Silver Exchange, Inc.
--------------------------------------------------------------------------------
                         (Name of small business issuer)


        Nevada                                          88-0097334
----------------------------                 ----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or
organization)

     2817 Forest Lane, Dallas, Texas                    75234
----------------------------------------------       ------------
(Address of principal executive offices)               (Zip Code)

(Issuer's telephone number, including area code) (972) 484-3662
                                                  -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 26, 1998
----------------------------                     -------------------------------
Common Stock, $.01 per value                              4,159,914

PART I.   FINANCIAL INFORMATION



             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  September 30,  December 31,
                            ASSETS                                    1998           1997
                                                                  ------------   ------------

Current assets:
  Cash                                                            $   181,327    $ 1,258,254
  Marketable securities - trading                                   2,703,539      1,826,552
  Trade receivables                                                   139,068        134,089
  Notes receivable - officers                                           4,000         82,625
  Inventory                                                         1,567,153      1,033,803
  Prepaid expenses                                                     59,575         24,064
                                                                  -----------    -----------
   Total current assets                                             4,654,662      4,359,387
Marketable securities - available
  for sale                                                             15,000      1,275,300
Property and equipment                                              1,097,925      1,112,414
Other assets                                                           27,798         27,798
                                                                  -----------    -----------
  Total assets                                                    $ 5,795,385    $ 6,774,899
                                                                  ===========    ===========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                   $   282,228    $   560,228
  Deferred income taxes                                               471,227        411,500
  Accounts payable                                                    277,359        290,968
  Accrued expenses                                                    235,466        391,880
  Customer deposits                                                   169,915        113,776
  Current maturities of long-term
    debt and lease obligations                                        186,945        199,144
                                                                  -----------    -----------
    Total current liabilities                                       1,623,140      1,967,496
Long-term debt and capital lease
    obligations, less current
    maturities                                                      1,529,933      1,567,199
Deferred income taxes                                                                229,200

Shareholders'  equity:  Common  stock,  $.01 par  value;
  authorized  10,000,000 shares;
  issued and outstanding 4,159,914
  shares at September 30, 1998 and
  4,172,931 at December 31, 1997                                       41,599         41,729
  Additional paid-in capital                                        3,364,812      3,455,633
  Unrealized gain on available for
    sale securities, net of income
     taxes                                                             (8,909)       444,923
  Accumulated deficit                                                (755,190)      (931,281)
                                                                  -----------    -----------
        Total shareholders' equity                                  2,642,312      3,011,004
                                                                  -----------    -----------
   Total liabilities and shareholders'
    equity                                                        $ 5,795,385    $ 6,774,899
                                                                  ===========    ===========


             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended
                                                   September 30,
                                                1998          1997
                                                ------------------
Revenues:
  Sales                                    $ 4,025,296   $  2,916,869
  Pawn service fees                              8,855          7,455
  Consulting service income                                    28,500
  Gain (loss) on sale of marketable
   securities - trading                         49,142        103,101
  Unrealized gain on marketable
   securities - trading                       (815,153)       171,474
  Other income                                   1,675         32,583
                                           -----------   ------------
                                             3,269,815      3,259,982
                                           -----------   ------------
Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)             3,443,536      2,455,079
  Consulting service costs                      54,534         42,867
  Selling, general and administrative
   expenses                                    446,067        381,155
  Depreciation and amortization                 23,885         23,478
  Interest expense                              55,440         57,000
                                           -----------   ------------
    Total costs and expenses                 4,023,462      2,959,579
                                           -----------   ------------

Income (loss) from continuing operations
   before income taxes                        (753,647)       300,403
Deferred income taxes (credits)               (263,925)       102,137
                                           -----------   ------------
Income (loss) from continuing operations      (489,722)       198,266

Discontinued operations,
     net of tax benefit                           --           (1,089)
                                           -----------   ------------

Net income (loss)                          $  (489,722)  $    197,177
                                           ===========   ============
Basic earnings(loss) per common share
   Continuing operations                   $      (.12)  $        .04
   Discontinued operations                        --             --
                                           -----------   ------------
    Earnings per common share              $      (.12)  $        .04
                                           ===========   ============
Diluted earnings(loss) per common share
   Continuing operations                   $      (.11)  $        .04
   Discontinued operations                        --
                                           -----------   ------------
    Earnings per common share              $      (.11)  $        .04
                                           ===========   ============
Weighted average number of common shares
   Basic                                     4,160,128      4,366,544
   Diluted                                   4,572,378      4,768,345

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Nine Months Ended
                                                   September 30,
                                                1998         1997
                                               -------------------
Revenues:
  Sales                                    $10,451,193   $ 8,016,369
  Pawn service fees                             28,472        21,795
  Consulting service income                                  199,066
  Gain (loss) on sale of marketable
   securities - trading                        123,557       535,567
  Unrealized gain on marketable
   securities - trading                        194,330       490,419
  Other income                                  37,597        96,742
                                           -----------   -----------
                                            10,835,149     9,359,958
                                           -----------   -----------
Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)             8,770,046     6,756,740
  Consulting service costs                     153,381       162,483
  Selling, general and administrative
   expenses                                  1,419,011     1,149,218
  Depreciation and amortization                 71,786        70,622
  Interest expense                             165,660       170,850
                                           -----------   -----------
    Total costs and expenses                10,579,884     8,309,913
                                           -----------   -----------

Income from continuing operations
   before income taxes                         255,265     1,050,045
Deferred income taxes                           79,175       249,396
                                           -----------   -----------
Income from continuing                         176,090       800,649

Discontinued operations
   Loss from operations, net of tax               --         (95,153)
                                           -----------   -----------

Net income                                 $   176,090   $   705,496
                                           ===========   ===========
Basic earnings(loss) per common share
   Continuing operations                   $       .04   $       .18
   Discontinued operations                        --            (.02)
                                           -----------   -----------
    Earnings per common share              $       .04   $       .16
                                           ===========   ===========
Diluted earnings(loss) per common share
   Continuing operations                   $       .04   $       .17
   Discontinued operations                        --            (.02)
                                           -----------   -----------
    Earnings per common share              $       .04   $       .15
                                           ===========   ===========
Weighted average number of common shares
   Basic                                     4,160,128     4,366,544
   Diluted                                   4,572,378     4,768,345

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Nine Months Ended
                                                  September 30,
                                                1998       1997


Cash used for operating activities       $  (678,759)   $  (765,783)

Cash flows from investing activities:
   Purchase of property, plant and
    equipment                                (57,297)       (55,991)
   Sale of marketable securities             332,453        888,606
   Purchase of marketable securities        (267,407)      (203,401)
                                         -----------    -----------
   Net cash provided by (used
     for investing activities                  7,749        629,214
                                         -----------    -----------

Cash flows from financing activities:
   Purchase of common stock                 (103,452)      (263,635)
   Issuance of common stock for debt          12,500
   Principal payments on notes payable      (277,699)       (54,124)
   Principal payments on long-term
    debt and capital lease obligations       (37,266)       (33,298)
                                         -----------    -----------
   Net cash used for financing
    activities                              (405,917)      (351,057)
                                         -----------    -----------

Decrease in cash and cash equivalents    $(1,076,927)   $  (487,626)
                                         ===========    ===========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT



September 30, 1998



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

     The Company's operating results for the periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


(2)  The Year 2000 (Y2K) Disclosure:

     The Company's computerized information system has been tested and has met the requirements of a certification for Year 2000 compliance. The Company does not rely on any third parties who, if are unable to address this issue in a timely manner, could result in a material financial risk to the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Quarter ended September 30, 1998 vs 1997:

Sales for the third quarter of 1998 increased $ 1,108,427 or 38.0% when compared to the corresponding quarter of 1997. The increase was the result of an increase in jewelry sales in the amount of $ 432,386 and an increase in precious metals sales in the amount of $ 676,041. Management believes that the Company's Internet related activities had a significant impact on this sales growth. Pawn service fees increased by 18.8% due to an increase in pawn loans outstanding. During the third quarter of 1998 the Company sold $ 65,385 of marketable securities realizing a gain of $ 49,142. Unrealized losses on trading securities in the amount of $ 815,153 in 1998 and gains of $ 575,726 in 1997 was the result of changes in the market value of the Company's investment in marketable securities. Cost of sales increased by $ 988,457 due to the increase in sales. Consulting service cost increased by $ 11,667 during the third quarter of 1998 due to higher travel and related costs.

General and administration expenses increased by $ 64,912 primarily due higher health insurance, advertising and payroll cost.

Deferred income tax expense and credits are a result of changes in the market value of the Company's investment in marketable securities.

During 1997 the Company discontinued the operations of Dallas Global Travel, Inc. and Eye Media, Inc. The operating results of these discontinued operations during the third quarter of 1997 were a net loss of $ 1,650 which was offset by a tax benefit in the amount of $ 561.

Nine months ended September 30, 1998 vs 1997:

Sales increased by $ 2,434,824 or 30.4 % during the nine months ended September 30, 1998 compared to the corresponding period of 1997. This increase was the result of an $ 1,237,466 increase in jewelry sales and a $ 1,197,358 increase in precious metals sales. Management believes that the Company's Internet related activities had a significant impact on this sales growth. Pawn service fees increased by 30.6% due to an increase in pawn loans outstanding. During the first nine months of 1998 the Company sold $ 332,453 of marketable securities realizing a gain of $ 123,557. Unrealized gains on trading securities in the amount of $ 194,330 in 1998 and $ 490,419 in 1997 was the result of an increase in the market value of the Company's investment in marketable securities. Cost of sales increased by $ 2,013,306 due to the increase in sales. Consulting service cost decreased by $ 9,102 during the period due to lower travel cost and related.

Results of Operations, continued...
-----------------------------------

General and administration expenses increased by $ 269,793 during the period due to higher health insurance, advertising and payroll cost.

During 1997 the Company discontinued the operations of Dallas Global Travel, Inc. and Eye Media, Inc.. The operating results of these discontinued operations during the first nine months of 1997 were a net loss in the amount of $ 95,153, net of a $ 49,000 tax benefit.




Liquidity and Capital Resources
-------------------------------

Due to the somewhat seasonal nature of the Company's jewelry business, inventory and trade receivables are at their lowest levels on December 31 of each year. During the nine months of each year jewelry inventory is replenished and trade receivables begin to increase. During the first nine months of 1998, cash and cash equivalents decreased by $ 1,076,927 primarily as a result of decreases in notes payable ($ 278,000), a decrease in accrued expenses ($ 156,414), an increase in inventory ($ 533,350), and purchases of common treasury stock ($ 103,452).

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

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                                Dated: October 30, 1998
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                                Dated: October 30, 1998
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                               Dated: October 30, 1998
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                                Dated: October 30, 1998
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)