Form 10KSB
period 1998-12-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1999-03-26
CIK 701719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
(Mark One)
 ( X )     Annual Report pursuant to Section 13 or 15 (d) of the
           Securities Exchange Act of 1934

For the Fiscal year ended          December 31, 1998         or
                          ----------------------------------

 (   )     Transition Report under Section 13 or 15 (d) of the
           Securities Exchange Act of 1934 (No Fee Required)
For the transition period from                  to

Commission file number     1-11048
                       --------------
                      Dallas Gold and Silver Exchange, Inc.
                   (formerly The American Pacific Mint, Inc.)
                         (Name of small business issuer)

      NEVADA                                          88-0097334
 -----------------------------                --------------------------------
(State or other jurisdiction                  (I.R.S. Employer Identification
incorporation or organization)                 Number)

2817 Forest Lane, Dallas, Texas                          75234
----------------------------------------              -----------
(Address of Principal Executive Offices)               (Zip Code)

Issuer's telephone number, including area code (972) 484-3662 Securities registered under Section 12(b) of the Exchange Act:

  Title of each class              Name of each exchange on which registered
  -------------------              -----------------------------------------
     COMMON STOCK                       AMERICAN STOCK EXCHANGE
   $ .01 par value                         EMERGING COMPANIES
Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                      NONE
------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirement for the past 90 days. Yes  X   No
                                                             ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

During fiscal year ended December 31, 1998, total revenues were $ 16,472,917.

As of March 11, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $ 5,382,102.

As of March 11, 1999, 4,194,912 shares of Common Stock were outstanding.

Documents incorporated by reference: Portions of the proxy statement for the annual shareholders' meeting to be held June 7, 1999, are incorporated by reference into Part III.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Dallas Gold and Silver Exchange, Inc. (the "Company") (formerly The American Pacific Mint, Inc.) was incorporated in Nevada in September 1965.

Through its wholly-owned subsidiary, DGSE Corporation, the Company sells jewelry and bullion products to both retail and wholesale customers throughout the United States and makes collateralized loans to individuals. During the last three years the Company has focused its efforts toward expanding its retail jewelry operations. Management expects this trend to continue until such time that interest in precious metals results in significantly higher gross profit margins on bullion related products. The Company's products are marketed through its facility in Dallas, Texas and through its internet web site dgse.com.

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

During 1992 the Company founded Dallas Global Travel, Inc.("DGT") as a wholly-owned subsidiary corporation which provided travel planning and related services to both business and pleasure travelers. Since its inception, DGT has operated at a small loss. As a result, during October 1997 the Company discontinued the operations of DGT. During 1998 the Company changed the name of Dallas Global Travel to International Jewelry Exchange, Inc.

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

In January 1997, the Company formed a new wholly-owned subsidiary, eye media, inc. On January 28, 1997, eye media, inc. purchased certain assets owned by National Media Mail, Inc. and hired nine former employees of National Media Mail, Inc. eye media, inc. was an internet/intranet web site development company and sold advertising on its web site, the Gathering. Revenues for eye media did not meet expectations and, as a result, the operations of eye media, inc. were discontinued in May 1997. During 1998, management decided to continue the development of its Internet software through eye media, inc. The Company transferred 20% of the common stock and granted an option to purchase an additional 20% of the

DESCRIPTION OF BUSINESS   (CONTINUED...)

common stock of eye media, inc. to an unrelated third party at fair market value who is developing the Company's internet auction software. In February 1999, eye media, inc. announced the release of Virtual Auctioneer v2.0, an electronic commerce product that allows users to easily build online auction sites. The Company is marketing this software product through eye media, inc. The operations of eye media and the transfer and option on its common stock were not material to the December 31, 1998 financial statements.

In December 1998, the Company acquired the assets including inventory, pawn loans, equipment and pawn license of Belt Line Pawn Shop located in Carrollton, Texas. The Company formed a new wholly-owned subsidiary in February 1999, National Jewelry Exchange, Inc. and transferred these assets to this new subsidiary. The operations of Belt Line Pawn Shop will be continued under National Jewelry Exchange and the Company plans to focus its operations on sales and pawn loans of jewelry products. This transaction and the operations were not material the Company's December 31, 1998 financial statements.



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

Bullion products, which are purchased and sold based on current market pricing and sales commitments, are often sold prior to the purchase of the product. The Company protects itself from gains or losses in its inventory position, including purchase and sale commitments, by hedging its net position in the precious metals futures markets when necessary. During the three years ended December 31, 1998, the Company did not engage in any hedging transactions. The availability of precious metal products is a function of price as virtually all bullion items are actively traded. Precious metals sales amounted to 44.3% of total sales for 1998 and 44.4% in 1997. (For further details, see Item 6 below). The Company did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 1998 or 1997.

Products and Services  (continued...)
---------------------

Pawn loans ("loans") are made on the pledge of tangible personal property, primarily jewelry, for one month with an automatic sixty-day extension period ("loan term"). Pawn service charges are recorded on a constant yield basis over the loan term. If the loan is not repaid, the principal amount loaned plus accrued pawn service charges become the carrying value of the forfeited collateral and is transferred to inventory which is recovered through sale. Although revenues from the Company's pawn loans have not been significant, management believes this activity to be a good source of jewelry inventory and provides an excellent return on investment. In December 1998 the Company acquired the assets of Belt Line Pawn Shop located in Carrollton, Texas. The Company will focus these operations on sales and pawn loans of jewelry products.


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

During 1998 and 1997, the Company provided consulting advice and participated in four such reorganizations. As a result, the Company received consulting revenues in the amount of $ 466,566 in 1997 and became a stockholder in each of these enterprises. The Company's largest ownership interest in any of these enterprises is approximately 7.5%.

During 1998 and 1997, the Company sold in the open market a portion of these trading securities and realized gains in the amount of $ 118,451 and $ 1,051,742, respectively. In addition, during 1998 and 1997 the Company had unrealized gains on trading securities in the amount of $ 482,071 and $ 211,295, respectively. As of December 31, 1998 the Company's investment in these enterprises totaled $ 3,028,462. These realized and unrealized gains are reflected in the statement of income.

Products and Services  (continued...)
---------------------

During 1992, the Company began offering a full range of business and pleasure travel planning and related services through its wholly-owned subsidiary, DGT. The travel agency was operated in the Company's principal executive office in Dallas, Texas. Since its inception, DGT has operated at a small loss. As a result, in October 1997 the Company discontinued the operations of DGT. During 1999 the Company changed the name of Dallas Global Travel to National Jewelry Exchange.

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


In April 1996 the Company began operating an additional web site. This site allows customers unlimited access to current quotations for prices on approximately 200 precious metals, coins and other bullion related products. The site is integrated with The Computer Jewelry Exchange and is located on the Company's server at http://www.dgse.com.

During 1997 management made a decision to significantly expand our internet activities. With over 1,000,000 page views since inception, it has become apparent that the Internet has become a viable mechanism to sell products and introduce customers from around the world to the business of the Company. Our web site was one of the first to utilize the auction format to sell jewelry and related products. In addition, our introduction of a live real time trading floor in jewelry, diamonds and fine watches has allowed our commercial site to attract wide participation. During 1997, our auction and trading site were expanded to include a high level of automation and during the first quarter of 1998 our internet store began functioning as a CyberCashTM authorized site which allows customers to purchase products automatically, securely and on line. Auctions now close at least five times per week and the trading floor transactions can occur twenty-four hours per day. Internet related sales increased 743 percent from 1997 to 1998 and management believes that this activity will represent nearly 10 percent of consolidated sales in 1999.

In an effort to expand its internet activities, in January 1997 the Company formed a new wholly-owned subsidiary, eye media, inc. On January 28, 1997, eye media, inc. purchased certain assets owned by National Media Mail, Inc. and hired nine former employees of National Media Mail, Inc. The assets purchased include rights, title and interest in a patent pending and a registered service mark for ("The Gathering"), one of the largest college web sites on the internet. eye media, inc. was an internet/intranet web site development company and sells advertising on The Gathering. Revenues for eye media, inc. did not meet expectations and, as a result, the Company discontinued its operations in May 1977.

Products and Services  (continued...)
---------------------

During 1998, management decided to continue the development of its internet software through eye media, inc. The Company transferred 20% of the outstanding common stock and granted an option to purchase an additional 20% of the common stock of eye media, inc. to an unrelated third party at fair market value who is developing the Company's internet auction software. In February 1998, eye media, inc. announced the release of Virtual Auctioneer v2.0, an electronic commerce product that allows users to easily build online auction sites. Virtual Auctioneer is built around an eye media, inc. developed bidding engine, which was created utilizing the Allaire ColdFusiontm development environment. Virtual Auctioneer allows clients unparalleled flexibility, customization and power, placing it in its own market space, by offering a complete, integrated online product. The Company plans to launch several new internet auction sites during 1999.


Sales and Marketing
-------------------

All Company activities other than DLS rely heavily on local television, print media, the internet, pamphlets, and brochures to attract retail customers. Solicitations of wholesale customers are made through local print media, direct mailings, and direct contact. Marketing activities emphasize what the Company perceives to be the attractiveness of its pricing and its customer service. DLS relies on professional contacts of the Company's Chairman in order to attract new clients.

The Company markets its bullion trading services through a combination of advertising in national coin publications, local print media,coin and bullion wire services and its internet web site. Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry. Cash on confirmation simply means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals. Customer orders for bullion trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's credit standing. Consequently, there was no significant backlog for bullion orders as of December 31, 1998 or 1997. Company backlogs for fabricated jewelry products were also insignificant as of December 31, 1998 and 1997.

Seasonality
-----------

The retail jewelry business is seasonal. The Company realized 38.3% of its annual jewelry sales in the fourth quarters of both 1998 and 1997.

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

Employees
---------

As of December 31, 1998, the Company employed 25 individuals, all of which were full time employees.


ITEM 2.   DESCRIPTION OF PROPERTY

In December 1987, through its wholly-owned subsidiary DGSE Corporation the Company acquired a 6,000 square foot building in Dallas, Texas which houses retail jewelry, consumer lending and bullion trading operations and its principal executive offices. The land and building are subject to a 20 year mortgage maturing in January 2014, with a balance outstanding of approximately $ 637,923 as of December 31, 1998.

In February 1994, the Company entered into a lease agreement covering a 5,000 square foot building in Dallas, Texas which housed its second retail jewelry store. The lease has a term of ten years beginning July 1, 1994 and requires monthly payments of $ 7,500 for the first five years and $ 9,000 thereafter. In November 1995, the Company closed this store and subleased this facility to another retail jewelry company for a term of six months and receives monthly payments of $ 9,050. In May 1996, this sublease was renewed for the remaining term of the prime lease. In May 1998 the sublessee went out of business. The Company is currently seeking a new tenant for this property.

Eye Media, Inc. rented on a month to month basis a 900 square foot facility in an office complex located in Newport Beach, California for which it paid a monthly rental in the amount of $ 684. This lease was terminated in May 1997.

DESCRIPTION OF PROPERTY (continued...)

In December 1998 the Company leased a 2,400 square foot facility in Carrollton, Texas which houses National Jewelry Exchange. The lease expires on July 31, 2002 and requires monthly lease payments in the amount of $ 1,088.

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





High and low stock prices for the last two years were:

                                    1998                      1997
                              ---------------            ---------------
                              High        Low            High        Low


         First Quarter        3 1/4     2 1/4            1 3/4       7/8

         Second Quarter       2 7/8     2 1/4            1 7/8     1 1/8

         Third Quarter        3 1/8     2 1/4            2 3/8     1 5/8

         Fourth Quarter       3 7/8     1 3/4            2 7/8     1 7/8





On March 11, 1999, the closing sales price for the Company's  common stock was $
2.375 and there were 625 shareholders of record.

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

In 1993 the Company founded DLS in an effort to generate additional revenue and enhance shareholder value by capitalizing on the experience and professional contacts of the Company's Chairman. DLS provides insolvency advisory services to businesses that are or have been involved in proceedings under Chapter 11 of the United States Bankruptcy Code. During 1998 and 1997 DLS has provided consulting advice and participated in four such reorganizations. As a result, the Company received consulting revenues in the amount of $ 466,566 in 1997 and became a stockholder in each of these enterprises.


Results of Operations
---------------------

Sales increased by $ 3,390,772 (27.3%) in 1998. This increase was the result of a $ 1,440,954 (22.4%) increase in the sale of bullion related products and a $ 1,949,818 (32.5%) increase in the sale of jewelry products. Management believes that the Company's Internet related activities have had a significant impact on all sectors of its business. In addition, public concerns related to Y2K issues have resulted in an increased demand for bullion products. Consulting service fees in the amount of $ 426,566 during 1997 were due to fees received from three new clients. During 1998 DLS concentrated it efforts on existing clients. The Company sold marketable trading securities during 1998 and 1997 and realized gains of $ 118,451 and $ 1,051,742, respectively. The unrealized gains on trading securities during 1998 and 1997 in the amounts of $ 482,071 and $ 211,295 was the result of an increase in market value of the Company's investment in trading securities. These realized and unrealized gains on trading securities are reflected in the statement of income. Other income in the amount of $ 123,472 during 1997 was the result of $ 108,000 in rental income received from the sublease of the facility which had been the Company's second store and interest income in the amount of $ 15,472 from investments in money market accounts. During 1998 the sublessee went out of business and as a result other income decreased to $ 19,011 which was primarily composed of interest earned from

Results of Operations  (continued...)
---------------------

investments in money market accounts.

Sales increased by $ 1,135,313 (10.1%) in 1997. This increase was the result of a $ 580,409 increase in the sale of bullion related products and a $ 514,442 increase in the sale of jewelry products. The increase in bullion sales was the result of increased interest in precious metals products by retail clientele. Management believes that the Company's Internet related activities had a significant impact on this sector of its business. The increase in the sale of jewelry related products was the result of a strong retail climate and the Company's Internet related activities. Consulting service fees increased by $ 426,566 during 1997 due to fees received from three new clients. During 1997 the Company sold marketable trading securities in the amount of $ 1,350,141 and realized gains of $ 1,051,742 on these sales. The unrealized gains on trading securities during 1997 in the amount of $ 211,295 was the result of an increase in market value of the Company's investment in trading securities. Other income of $ 123,472 was the result of $ 108,000 in rental income received from the sublease of the facility which had been the Company's second store and interest income in the amount of $ 15,472 from investments in money market accounts.

Cost of goods  sold  increased  by $  2,721,831  ( 26.3%)  in 1998 and $ 894,107
(9.4%) in 1997 due to the changes in sales volume. Cost attributable to consulting services increased by $ 85,782 in 1998 and $ 33,654 in 1997 due to cost associated with DLS's three new clients.

Selling, general and administrative expenses increased by $ 408,902 in 1998 and $ 58,665 in 1997 due to an increase in payroll and related costs and higher advertising cost.

Interest expense decreased by $ 25,705 in 1998 due the $ 254,684 reduction in interest bearing debt. Interest expense increased by $ 54,693 in 1997 due to interest paid on the $ 875,000 convertible note issued in December 1996.

During 1997 the Company used the remaining balance of its net operating loss carryforwards and, as a result, the Company recorded deferred income taxes of $ 640,700. Of this amount $ 411,500 is reflected as deferred tax expense and $ 229,200 as a reduction of the unrealized gain on available for sale marketable securities.

During 1997 the Company discontinued the operations of Dallas
Global Travel, Inc. and Eye Media, Inc. The operating results of these discontinued operations were net losses of $ 95,010 in 1997.

Liquidity and Capital Resources

During 1998 the Company generated $ 502,897 from operating activities. These resources were used to fund investing activities in the amount of $ 374,605 and financing activities in the amount of $ 381,710. As a result, cash and cash equivalents decreased by $ 253,418 during the year.

Management of the Company expects capital expenditures to total approximately $ 95,000 during 1999. It is anticipated that these expenditures will be funded from the Company's current working capital position.

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

This report contains forward-looking statements which reflect the view of Company's management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are a down turn in the current strong retail climate and the potential for fluctuations in precious metals prices. The forward-looking statements contained herein reflect the current views of the Company's management and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

The Year 2000 (Y2K) Disclosure

The Company's computerized information system has been tested and has met the requirements of a certification for Year 2000 compliance. The Company does not rely on any third parties who, if are unable to address this issue in a timely manner, could result in a material financial risk to the Company.

ITEM 7.   FINANCIAL STATEMENTS

(a)   Financial Statements (see pages 16 - 29 of this report).


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

ITEM 13.  EXHIBITS REPORTS ON FORM 8-K

(a)   Exhibits:

        10.1 - Renewal of Shopping Center Lease dated as of August 1, 1997 by and between Beltline Pawn Shop and Belt Line - Denton Road Associates.


        21   - List of subsidiaries
                 DGSE Corporation
                 International Jewelry Exchange, Inc.
                 (formerly Dallas Global Travel, Inc.)
                 DLS Financial Services, Inc.
                 Eye Media, Inc.
                 National Jewelry Exchange, Inc.

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

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                                  Dated: March 26, 1999
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                                  Dated: March 26, 1999
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                                 Dated: March 26, 1999
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                                  Dated: March 26, 1999
         -------------------------
         John Benson
         Director and Chief Financial
         Officer
         (Principal Accounting Officer)

Accountants and
Mamagement Consultants                          Grant Thornton [Graphic omitted]
                                                Grant Thornton LLP
The US Member Firm of
Grant Thornton International







               Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Dallas Gold and Silver Exchange, Inc.


We have audited the accompanying consolidated balance sheet of Dallas Gold and Silver Exchange, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dallas Gold and Silver Exchange, Inc. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.



/s/  Grant Thornton LLP
------------------------
     GRANT THORNTON LLP

Dallas, Texas
February 20, 1999



             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1998



                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                 $ 1,004,836
    Marketable securities - trading                                             3,010,462
    Trade receivables                                                             166,929
    Notes receivable - officers                                                     4,001
    Inventories                                                                 1,354,686
    Prepaid expenses                                                               27,844
                                                                              -----------

                 Total current assets                                           5,568,758

MARKETABLE SECURITIES - AVAILABLE FOR SALE                                         18,000

PROPERTY AND EQUIPMENT - AT COST, NET                                           1,104,091

OTHER ASSETS                                                                       64,220
                                                                              -----------

                                                                              $ 6,755,069
                                                                              ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                             $   350,713
    Accounts payable - trade                                                      457,003
    Accrued expenses                                                              231,504
    Accrued compensation                                                          364,727
    Customer deposits                                                             174,600
    Federal income taxes payable                                                   11,658
    Current maturities of long-term debt and capital lease obligations            148,072
    Deferred income taxes                                                         591,452
                                                                              -----------

                 Total current liabilities                                      2,329,729

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS,
    less current maturities                                                     1,560,602

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,144,912 shares                             41,449
    Additional paid-in capital                                                  3,341,387
    Accumulated other comprehensive income                                         (4,950)
    Accumulated deficit                                                          (513,148)
                                                                              -----------

                 Total shareholders' equity                                     2,864,738
                                                                              -----------

                                                                              $ 6,755,069
                                                                              ===========




         The accompanying notes are an integral part of this statement.



             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,


                                                                             1998           1997
                                                                          -----------   ------------
Revenue
   Sales                                                                 $ 15,817,775   $ 12,427,003
   Consulting income                                                             --          466,566
   Pawn service charges                                                        35,609         32,962
   Gain on sale of marketable securities - trading                            118,451      1,051,742
   Unrealized gains on marketable securities - trading                        482,071        211,295
   Other income                                                                19,011        123,472
                                                                         ------------   ------------
                                                                           16,472,917     14,313,040

Costs and expenses
   Cost of goods sold                                                      13,088,184     10,366,353
   Consulting service costs                                                   246,761        160,979
   Selling, general and administrative expenses                             2,201,358      1,792,456
   Depreciation and amortization                                              101,156         92,252
   Interest expense                                                           204,358        230,063
                                                                         ------------   ------------
                                                                           15,841,817     12,642,103
                                                                         ------------   ------------

                 Income from continuing operations before income taxes        631,100      1,670,937

   Income tax expense                                                         212,967        460,500
                                                                         ------------   ------------

                 Income from continuing operations                            418,133      1,210,437

   Discontinued operations
       Loss from operations, net of deferred tax benefit of $49,000              --          (95,010)
                                                                         ------------   ------------

                 Net income                                              $    418,133   $  1,115,427
                                                                         ============   ============

Basic earnings (loss) per common share
   Continuing operations                                                         $.10          $ .27
   Discontinued operations                                                         --           (.02)
                                                                                 ----          -----

                 Earnings per common share                                       $.10          $ .25
                                                                                 ====          =====

Diluted earnings (loss) per common share
   Continuing operations                                                         $.09          $ .25
   Discontinued operations                                                         --           (.02)
                                                                                 ----          -----

                 Earnings per common share                                       $.09          $ .23
                                                                                 ====          =====

Weighted average number of common shares
   Basic                                                                    4,156,705      4,397,266
   Diluted                                                                  4,569,188      4,809,644










        The accompanying notes are an integral part of these statements.



             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 1998 and 1997




                                                                                                 Accumulated
                                             Common stock           Additional                      other          Total
                                      --------------------------     paid-in      Accumulated    comprehensive  shareholders'
                                         Shares        Amount        capital         deficit        income         equity
                                      -----------    -----------    -----------    -----------    -----------    -----------

Balances at January 1, 1997            4,618,193    $    46,182    $ 4,126,451    $(2,046,708)   $      --      $ 2,125,925

Net income                                  --             --             --        1,115,427           --        1,115,427

Other comprehensive income:
    Unrealized gain on
       marketable securities,
       net of tax                           --             --             --             --          444,923        444,923
                                                                                                                -----------

Comprehensive income                                                                                              1,560,350
                                                                                                                -----------

Purchase and retirement of
    common shares                       (445,264)        (4,453)      (670,818)          --             --         (675,271)
                                     -----------    -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1997          4,172,929         41,729      3,455,633       (931,281)       444,923      3,011,004

Net income                                  --             --             --          418,133           --          418,133

Other comprehensive income:
    Unrealized gain on
       marketable securities, net
       of tax and reclassification
       adjustment                           --             --             --             --         (449,873)      (449,873)
                                                                                                                -----------

Comprehensive income (loss)                                                                                         (31,740)
                                                                                                                -----------

Purchase and retirement of
    common shares                        (53,017)          (530)      (126,496)          --             --         (127,026)

Common stock issued on
    conversion of debt                    25,000            250         12,250           --             --           12,500
                                     -----------    -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1998          4,144,912    $    41,449    $ 3,341,387    $  (513,148)   $    (4,950)   $ 2,864,738
                                     ===========    ===========    ===========    ===========    ===========    ===========






         The accompanying notes are an integral part of this statement.



             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,




                                                                                1998            1997
                                                                             -----------    -----------

Reconciliation of net income to net cash provided by
   operating activities
       Net income                                                            $   418,133    $ 1,115,427
       Adjustments to reconcile net income to cash provided by
          operating activities
              Depreciation and amortization                                      101,156         92,252
              Unrealized gain on marketable securities - trading                (482,071)      (211,295)
              Reclassification adjustment for other comprehensive income         449,873           --
              Deferred taxes                                                     (46,698)       460,500
              Marketable securities received in payment of consulting fees          --         (439,066)
              (Increase) decrease in operating assets  and liabilities
                Net change in marketable securities - trading                       --          298,399
                Trade receivables                                                (32,840)        13,475
                Inventories                                                     (320,883)        77,682
                Prepaid expenses and other assets                                (37,652)        (2,013)
                Accounts payable                                                 177,046       (202,971)
                Accrued expenses                                                  48,756         52,626
                Accrued compensation                                             155,595         37,055
                Customer deposits                                                 60,824         56,006
                Income taxes payable                                              11,658           --
                                                                             -----------    -----------

                    Net cash provided by continuing operating activities         502,897      1,348,077
                    Net cash provided by (used in) discontinued operating
                        activities                                                  --           (5,036)
                                                                             -----------    -----------

                    Total net cash provided by operating activities              502,897      1,343,041

Cash flows from investing activities
   Cash paid for purchases of marketable securities available-for-sale          (203,148)      (162,111)
   Decrease in notes receivable - officers                                       (78,624)       (82,625)
   Capital expenditures                                                          (92,833)       (80,719)
                                                                             -----------    -----------

                 Net cash used in investing activities                          (374,605)      (325,455)
                                                                             -----------    -----------



        The accompanying notes are an integral part of these statements.



             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                            Years ended December 31,



                                                                              1998           1997
                                                                           -----------    -----------

Cash flows from financing activities
   Proceeds from notes issued                                              $   100,980    $   212,713
   Payment of short-term notes                                                (297,995)      (200,497)
   Purchase and retirement of common stock                                    (127,026)      (675,271)
   Principal payments on long-term debt                                        (32,290)       (17,567)
   Principal payments under capital lease obligations                          (25,379)       (28,296)
                                                                           -----------    -----------

                 Net cash used in financing activities                        (381,710)      (708,918)
                                                                           -----------    -----------

Net increase in cash and cash equivalents                                     (253,418)       308,668

Cash and cash equivalents at beginning of year                               1,258,254        949,586
                                                                           -----------    -----------

Cash and cash equivalents at end of year                                   $ 1,004,836    $ 1,258,254
                                                                           ===========    ===========

Supplemental schedule of noncash, investing and financing activities:

   Interest paid during the year amounted to $211,796

   During 1998, debt amounting to $12,500 was converted to common stock










        The accompanying notes are an integral part of these statements.

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


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

                           December 31, 1998 and 1997




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

     Comprehensive Income
     --------------------

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

       Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           December 31, 1998 and 1997



NOTE B - INVENTORIES

    A summary of inventories at December 31, 1998 is as follows:

         Jewelry                                                      $1,162,076
         Scrap gold                                                      129,160
         Bullion                                                          21,034
         Other                                                            42,416
                                                                      ----------

                                                                      $1,354,686
                                                                      ==========


NOTE C - INVESTMENTS IN MARKETABLE SECURITIES

    Marketable securities have been classified in the consolidated balance sheet according to management's intent. The carrying amount of available-for-sale securities and their fair values at December 31, 1998 follows:

                                                 Gross         Gross
                                              unrealized    unrealized     Fair
                                      Cost       gains        losses       value
                                    -------     -------       -------    -------

         Equity securities          $25,500    $  -           $7,500     $18,000
                                     ======      ===           =====      ======


NOTE D - PROPERTY AND EQUIPMENT

    A summary of property and equipment at December 31, 1998 is as follows:

       Land                                                          $  551,300
       Buildings and improvements                                       560,818
       Machinery and equipment                                          674,282
       Furniture and fixtures                                            90,205
                                                                     ----------
                                                                      1,876,605
         Less accumulated depreciation and amortization                (772,514)
                                                                     ----------
                                                                     $1,104,091
                                                                     ==========



             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1997



NOTE E - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

    A summary of notes payable and long-term debt and capital leases at December
    31, 1998 follows:

       Notes payable
       -------------

       Various demand notes to individuals with interest rates from 8% to 14%           $ 350,713
                                                                                        =========

       Long-term debt and capital leases
       ---------------------------------

       Mortgage  payable,  due in  monthly  installments  of  $6,452,  including interest  based on 30 year US  Treasury  notes  plus  2-1/2%  (rate at
          December 31, 1998 was 7.8%; balance due and payable in January 2014           $ 637,923

       Convertible note, due December 1, 2001.  Interest is payable quarterly at
          a rate of 9%                                                                    137,500

       Convertible note, due December 31, 2001. Interest is payable quarterly at
          a rate of 8%                                                                    875,000

       Capital lease obligations (property and equipment includes  machinery and equipment  of $53,605, net of  accumulated amortization  of $89,972 at
          December 31, 1998)                                                               58,251
                                                                                       ----------
                                                                                        1,708,674
              Less current maturities                                                     148,072
                                                                                       ----------

                                                                                       $1,560,602
                                                                                       ==========

    Convertible Notes
    -----------------

    In December 1995, the Company issued a long-term convertible note in the amount of $150,000 to a supplier. The note bore interest at 8% payable quarterly and matured in December 1998. At any time prior to full payment of the note, the lender may exercise its right to convert the outstanding indebtedness into shares of common stock at a conversion rate of $.50 per share. During 1998, $12,500 of the note was converted into common stock at $.50 per share. In addition, the due date was extended to December, 2001 with interest at 9% and the conversion rate was changed to $.75 per share.

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

                           December 31, 1998 and 1997




NOTE E - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES - Continued

    The following table summarizes the aggregate maturities of long-term debt and payments on the capital lease obligations:

                                                                                Obligations
                                                                                  under
                                                                Long-term        capital
                                                                   debt           leases             Total
                                                                ---------        ---------         ---------
       1999                                                     $ 121,622         $ 32,732         $ 154,354
       2000                                                       123,544           29,700           153,244
       2001                                                       838,159            2,475           840,634
       2002                                                        27,952               -             27,952
       2003                                                        30,450               -             30,450
       Thereafter                                                 508,696               -            508,696
                                                                ---------         --------         ---------

       Total                                                    1,650,423           64,907         1,715,330

       Amounts representing interest (interest rates
         ranging from 10.8% to 23.3%)                                  -            (6,656)           (6,656)
                                                                ---------         --------         ---------
                                                                1,650,423           58,251         1,708,674
       Less current portion                                      (121,622)         (26,450)         (148,072)
                                                                ---------         --------         ---------

                                                               $1,528,801         $ 31,801        $1,560,602
                                                                =========         ========        ==========





             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1997



NOTE F - EARNINGS PER SHARE

     A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December
     31, 1998 and 1997 is as follows:

                                                                 1998
                                                    -------------------------------
                                                                          Per-share
                                                      Income     Shares     amount
                                                    ---------   --------- ---------

     Basic earnings per common share
      Income from continuing operations             $ 418,133   4,156,705   $  .10

     Effect of dilutive securities
      Stock options                                      --        33,396
      Convertible debt                                 14,000     379,087
                                                    ---------   ---------

     Diluted earnings per common share
       Income available to common stockholders plus
         assumed conversions                        $ 432,133   4,569,188   $  .09
                                                    =========   =========   ======

                                                                 1997
                                                    -------------------------------
                                                                          Per-share
                                                      Income     Shares     amount
                                                    ----------  --------- ---------
     Basic earnings per common share
       Income from continuing operations allocable to
         common stockholders                        $1,210,437   4,397,266   $ .27
                                                                              ====

     Effect of dilutive securities
       Stock options                                      --        12,378
       Convertible debt                                 14,200     400,000
                                                    ----------   ---------

     Diluted earnings per common share
       Income from continuing operations
         available to common stockholders plus
         assumed conversions                         $1,224,637  4,809,644   $ .25
                                                     ==========  =========    ====


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           December 31, 1998 and 1997




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

    The following table summarizes the activity in common shares subject to options for the two years ended December 31, 1998:

                                                                             Weighted
                                                             Range of        Average
                                                  Shares   Exercise Price  Exercise Price
                                                 -------   --------------  --------------

            January 1, 1997                      380,000    $1.63 - $2.25       $2.12
            Forfeited                             40,000     2.125 - 2.25        2.19
                                                 -------    -------------       -----

            December 31, 1997                    340,000      1.63 - 2.25        2.12
            Granted                                 --                --          --
                                                 -------    -------------       -----

            December 31, 1998                    340,000    $1.63 - $2.25       $2.12
                                                 =======    =============       =====

    As of December 31, 1998 and 1997, all options were exercisable and expire six months after termination of employment.



             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1997




NOTE H - OTHER COMPREHENSIVE INCOME

Other comprehensive income at December 31, 1998 and 1997 is as follows:

                                                                                Tax
                                                            Before-Tax       (Expense)     Net-of-Tax
                                                                Amount      or Benefit        Amount
                                                            -----------     ----------     ----------

    Unrealized holding gains
       arising during 1997                                  $   674,123     $(229,200)      $ 444,923
                                                            -----------     ---------       ---------

    Unrealized holding gains
       arising during 1998                                      347,137      (118,027)        229,110

    Less reclassification adjustment
       for gains realized in net income                      (1,028,760)      349,777        (678,983)
                                                            -----------     ---------       ---------

    Net unrealized gains                                       (681,623)      231,750        (449,873)
                                                            -----------     ---------       ---------

    Other comprehensive income at
       December 31, 1998                                    $    (7,500)    $   2,550       $  (4,950)
                                                            ===========     =========       =========


NOTE I - INCOME TAXES

    The income tax  provision  reconciled  to the tax computed at the  statutory
    Federal rate follows:

                                                                               1998            1997
                                                                            ---------       ---------

       Tax expense at statutory rate                                        $ 214,540       $ 568,119
       Change in valuation allowance                                               -          (99,266)
       Nondeductible expenses and other                                        (1,573)         (8,353)
                                                                            ---------       ---------

       Tax expense                                                          $ 212,967       $ 460,500
                                                                            =========       =========

       Current                                                              $  33,015       $    -
       Deferred                                                               179,952         460,500
                                                                            ---------       ---------

                                                                            $ 212,967       $ 460,500
                                                                            =========       =========


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           December 31, 1998 and 1997




NOTE I - INCOME TAXES - Continued

    The change in the valuation allowance resulted from use of net operating loss carryforwards.

    Deferred income taxes are comprised of the following at December 31, 1998:

       Deferred tax assets:
          Unrealized loss on available for sale securities              $ 2,550

       Deferred tax liabilities:

          Unrealized gain on trading securities                        (591,452)

          Net deferred tax liability                                  $(588,902)


NOTE J - OPERATING LEASE

    The Company leases certain of its facilities under operating leases. The minimum rental commitments under noncancellable operating leases are as follows:

       Year ending December 31,
          1999                                                         $121,734
          2000                                                          122,749
          2001                                                          123,810
          2002                                                          117,571
          2003                                                          108,000
          Thereafter                                                     54,000
                                                                       --------

                                                                       $647,864
                                                                       ========

    Rent   expense  for  the  years  ended   December  31,  1998  and  1997  was
    approximately $117,000 and $122,000, respectively, and was offset by sublease income of approximately $17,000 and $108,000, respectively.



             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1997




NOTE K - DISCONTINUED OPERATIONS

    During 1997,  the Company  discontinued  the  operations  of  Dallas  Global
    Travel, Inc. and Eye Media, Inc. Dallas Global Travel, Inc. operated a travel agency while Eye Media, Inc. developed internet web sites. The assets of both companies at December 31, 1997 were not significant. Summary operating results of the discontinued operations for the years ended
    December 31, 1997 were as follows:



         Revenues                                                                                          $110,700
         Costs and expenses                                                                                 254,710
                                                                                                           --------

         Net loss before income tax benefit                                                                 144,010
         Income tax benefit                                                                                 (49,000)
                                                                                                           --------

         Net loss                                                                                          $ 95,010
                                                                                                            =======


NOTE L - BUSINESS SEGMENT INFORMATION

   The Company's operations from continuing operations by business segment were as follows:

                                                                      Consulting        Corporate
                                                      Jewelry          Services          & other       Consolidated
                                                   -----------        ----------        ---------      ------------

      Revenues
         1997                                      $12,567,145        $1,741,695          $ 4,200       $14,313,040
         1998                                       15,817,775           600,522           54,620        16,472,917

      Operating income (loss)
         1997                                      $   123,561        $1,086,876          $    -        $ 1,210,437
         1998                                          249,256           169,077               -            418,133

      Identifiable assets
         1997                                      $ 2,982,744        $3,785,298          $ 6,857       $ 6,774,899
         1998                                        3,559,273         3,106,879           88,917         6,755,069

      Capital expenditures
         1997                                      $    58,149        $   22,570          $    -        $    80,719
         1998                                           66,997            25,836               -             92,833

      Depreciation
         1997                                      $    80,212        $   12,040          $    -        $    92,252
         1998                                           83,425            17,731               -            101,156
