Form 10QSB
period 1999-03-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1999-05-14
CIK 701719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           March 31, 1999
                               ----------------------------------

 (   )            Transition Report under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

For the transition period from _____________________ to _____________________
Commission File Number                             1-11048
                       ------------------------------------------------------

                 Dallas Gold and Silver Exchange, Inc.
-----------------------------------------------------------------------------
                    (Name of small business issuer)


        Nevada                                     88-0097334
----------------------------              -----------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or
organization)

     2817 Forest Lane, Dallas, Texas                              75234
----------------------------------------                     ----------------
(Address of principal executive offices)                        (Zip Code)

(Issuer's telephone number, including area code) (972) 484-3662
                                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at May 12, 1999
----------------------------              -----------------------------------
Common Stock, $.01 per value                           4,178,912




PART I.   FINANCIAL INFORMATION
-------------------------------

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             March 31,   December 31,
                     ASSETS                                                    1999            1998
                                                                          ------------   -------------
Current assets:
  Cash                                                                    $     92,813    $  1,004,836
  Marketable securities - trading                                            2,362,404       3,010,462
  Trade receivables                                                             96,218         166,929
  Notes receivable - officers                                                    3,200           4,001
  Inventory                                                                  1,615,785       1,354,686
  Prepaid expenses                                                              60,557          27,844
                                                                          ------------    ------------
   Total current assets                                                      4,230,977       5,568,758
Marketable securities - available
  for sale                                                                      18,000          18,000
Property and equipment                                                       1,144,597       1,104,091
Other assets                                                                    54,169          64,220
                                                                          ------------    ------------
  Total assets                                                            $  5,447,743    $  6,755,069
                                                                          ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                           $    321,904    $    350,713
  Accounts payable - trade                                                     229,586         457,003
  Accrued expenses                                                             143,190         596,231
  Customer deposits                                                            189,372         174,600
  Federal income taxes payable                                                  26,298          11,658
  Current maturities of long-term
    debt and lease obligations                                                  48,227         148,072
  Deferred income taxes                                                        376,322         591,452
                                                                          ------------    ------------
     Total current liabilities                                               1,334,899       2,329,729
Long-term debt and capital lease
    obligations, less current
    maturities                                                               1,629,501       1,560,602

Shareholders' equity:
  Common stock, $.01 par value;
  authorized 10,000,000 shares;
  issued and outstanding 4,178,912
  shares at March 31, 1999 and
  4,144,912 at December 31, 1998                                                41,789          41,449
  Additional paid-in capital                                                 3,348,839       3,341,387
  Accumulated other comprehensive
    income                                                                      (4,950)         (4,950)
       Accumulated deficit                                                    (902,335)       (531,148)
                                                                          ------------    ------------
        Total shareholders' equity                                           2,483,343       2,864,738
   Total liabilities and shareholders'
    equity                                                                $  5,447,743    $  6,755,069
                                                                          ============    ============

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                  1999        1998
                                            --------------------------
Revenues:
  Sales                                     $ 4,629,461    $ 2,887,708
  Pawn service fees                              13,475         10,762
  Consulting service income
  Gain (loss) on sale of marketable
   securities - trading                          36,477         (2,291)
 Unrealized gain on marketable
   securities - trading                        (632,734)       370,745
 Other income                                       355         31,567
                                             -----------   ------------
                                              4,047,034      3,298,491
                                             -----------   ------------
Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)              3,981,379      2,375,332
  Consulting service costs                       52,455         48,623
  Selling, general and administrative
   expenses                                     518,585        441,941
  Depreciation and amortization                  29,572         23,716
  Interest expense                               54,720         54,780
                                             -----------   ------------
    Total costs and expenses                  4,636,711      2,944,392
                                             -----------   ------------

Income (loss) before income taxes              (589,677)       354,099
Income taxes expense (benefit)                 (200,490)       120,399
                                             -----------   ------------

Net income (loss)                            $ (389,187)   $   233,700
                                             ===========   ============

Earnings(loss) per common share:
   Basic                                     $     (.09)   $       .06
   Diluted                                   $     (.08)   $       .05


Weighted average number of common shares:
   Basic                                      4,178,912      4,160,128
   Diluted                                    4,566,395      4,572,378

                      DALLAS GOLD AND SILVER EXCHANGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                  1999         1998
                                               -----------------------
Reconciliation of net income to net
 cash provided by operating activities
  Net income (loss)                           $  (389,187)  $  233,700
  Adjustments to reconcile net income to
  cash provided by operating activities
   Depreciation and amortization                   29,572       23,716
   Unrealized (gain) loss on securities           632,734     (370,745)
   Deferred taxes                                (215,130)     104,043
   (Increase) decrease in operating
    assets and liabilities
     Net change in marketable securities           15,324       (8,430)
     Trade receivables                             70,711      (15,329)
     Inventories                                 (261,099)    (174,649)
     Prepaid expenses and other assets            (22,622)     (19,641)
     Accounts payable                            (227,417)    (194,429)
     Accrued expenses                            (453,041)    (239,792)
     Customer deposits                             14,772       26,334
     Income taxes payable                          14,640
                                               ----------- ------------
       Net cash used in operating
       activities                                (790,783)    (635,222)
Cash flows from investing activities
  Decrease in notes receivable - officers             801
  Capital expenditures                            (70,078)     (21,283)
                                               ----------- ------------
       Net cash used in financing
       activities                                 (69,277)     (18,679)
                                               ----------- ------------

Cash flows from financing activities
  Net change in notes payable                     (28,809)
  Net change in long-term debt and
   capital lease obligations                      (30,946)     (15,694)
  Common stock issued on conversion of debt        18,750
  Common stock issued for services rendered        25,000
  Purchase and retirement of common stock         (35,958)     (63,148)
                                               ----------- ------------


       Net cash used in financing
       activities                                 (51,963)     (78,842)
                                               ----------- ------------

Decrease in cash                                 (912,023)    (732,743)
                                               ----------- ------------

Cash at beginning of period                     1,004,836    1,258,254
                                               ----------- ------------

Cash at end of period                          $   92,813  $   525,511
                                               =========== ============

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT



March 31, 1999



(1)  Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements of Dallas Gold and Silver Exchange, Inc. and Subsidiaries include the financial statements of Dallas Gold and Silver Exchange, Inc. and its wholly-owned subsidiaries, DGSE Corporation, DLS Financial Services, Inc., National Jewelry Exchange, Inc. and eye media, inc. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The Company's operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Quarter ended March 31, 1999 vs 1998:

Sales for the first quarter of 1999 increased $1,741,753 or 60.3% when compared to the corresponding quarter of 1998. The increase was the result of an increase in jewelry sales in the amount of $209,019 or 12.7% and an increase in precious metals sales in the amount of $1,532,734 or 123.9%. Management believes that the Company's Internet related activities had a significant impact on this sales growth. During the first quarter of 1999 Internet sales increased by 341.6%. Pawn service fees increased by 25.2% due to the acquisition of National Jewelry Exchange, Inc. (formerly Beltline Pawn) in December 1998. During the first quarter of 1998 the Company sold $51,801 of marketable securities realizing a gain of $36,477. Unrealized gains (losses) on trading securities in the amount of ($632,734) in 1999 and $370,745 in 1998 was the result of changes in the market value of the Company's investment in marketable securities. Cost of sales increased by $1,606,047 primarily due to the increase in sales.

General and administration expenses increased by $76,644 primarily due to the acquisition of Beltline Pawn and payroll and related cost and higher advertising cost. Depreciation expense increased by $5,856 due to depreciation on assets placed in service during 1998.

Income tax expense and benefit are provided at the corporate rate of 34% for both 1999 and 1998.

Liquidity and Capital Resources
-------------------------------

Due to the somewhat seasonal nature of the Company's jewelry business, inventory and trade receivables are at their lowest levels on December 31 of each year. During the first half of each year jewelry inventory is replenished and trade receivables begin to increase. During the first quarter of 1999, cash and cash equivalents decreased by $912,023 primarily as a result of decreases in accounts payable ($227,417), a decrease in accrued expenses ($453,041), and an increase in inventory ($261,099).

Management of the Company expects capital expenditures to total approximately $100,000 during 1999. It is anticipated that these expenditures will be funded from the Company's current working capital position.

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

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                         Dated: May 14, 1999
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                         Dated: May 14, 1999
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                        Dated: May 14, 1999
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                         Dated: May 14, 1999
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)