Form 10QSB
period 1999-06-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1999-07-21
CIK 701719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 ( X )    Quarterly Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the quarterly period ended     June 30, 1999
                               ---------------------

 (   )    Transition Report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from          to

                         Commission File Number 1-11048

                      Dallas Gold and Silver Exchange, Inc.
                         (Name of small business issuer)


        Nevada                                           88-0097334
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or
organization)

     2817 Forest Lane, Dallas, Texas                     75234
--------------------------------------------        -------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at July 19, 1999
----------------------------                      ----------------------------
Common Stock, $.01 per value                           4,177,912




PART I.   FINANCIAL INFORMATION
-------------------------------

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           June 30,      December 31,
                     ASSETS                                                 1999          1998
                                                                         ------------    ------------

Current assets:
  Cash                                                                   $    274,312    $  1,004,836
  Marketable securities - trading                                           2,482,607       3,010,462
  Trade receivables                                                           157,447         166,929
  Notes receivable - officers                                                   2,000           4,001
  Inventory                                                                 1,815,394       1,354,686
  Prepaid expenses                                                             86,345          27,844
                                                                         ------------    ------------
   Total current assets                                                     4,818,105       5,568,758
Marketable securities - available
  for sale                                                                     18,000          18,000
Property and equipment                                                      1,140,777       1,104,091
Other assets                                                                   54,170          64,220
                                                                         ------------    ------------
  Total assets                                                           $  6,031,052    $  6,755,069
                                                                         ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                          $    757,480    $    350,713
  Accounts payable - trade                                                    321,896         457,003
  Accrued expenses                                                            228,480         596,231
  Customer deposits                                                           133,102         174,600
  Federal income taxes payable                                                 46,580          11,658
  Current maturities of long-term
    debt and lease obligations                                                 48,227         148,072
  Deferred income taxes                                                       411,865         591,452
                                                                         ------------    ------------
     Total current liabilities                                              1,947,630       2,329,729
Long-term debt and capital lease
    obligations, less current
    maturities                                                              1,494,958       1,560,602

Shareholders'  equity:
  Common stock, $.01 par value;
  authorized 10,000,000 shares;
  issued and outstanding 4,177,912
  shares at June 30, 1999 and
  4,144,912 at December 31, 1998                                               41,779          41,449
  Additional paid-in capital                                                3,345,601       3,341,387
  Accumulated other comprehensive
    income                                                                     (4,950)         (4,950)
       Accumulated deficit                                                   (793,966)       (531,148)
                                                                         ------------    ------------
        Total shareholders' equity                                          2,588,464       2,864,738
                                                                         ------------    ------------
   Total liabilities and shareholders'
    equity                                                               $  6,031,052    $  6,755,069
                                                                         ============    ============


             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended
                                                     June 30,
                                               1999        1998
                                            ----------   ----------
Revenues:
  Sales                                     $3,988,719   $3,538,189
  Pawn service fees                             12,195        8,855
  Consulting service income
  Gain (loss) on sale of marketable
   securities - trading                          6,126       76,706
  Unrealized gain on marketable
   securities - trading                        104,536      638,738
  Other income                                      51        4,355
                                            ----------   ----------
                                             4,111,627    4,266,843
                                            ----------   ----------
Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)             3,183,015    2,951,178
  Consulting service costs                      45,725       50,224
  Selling, general and administrative
   expenses                                    634,820      531,003
  Depreciation and amortization                 28,434       24,185
  Interest expense                              55,440       55,440
                                            ----------   ----------
    Total costs and expenses                 3,947,434    3,612,030
                                            ----------   ----------

Income (loss) before income taxes              164,193      654,813
Income taxes expense (benefit)                  55,825      222,701
                                            ----------   ----------

Net income (loss)                           $  108,368   $  432,112
                                            ==========   ==========

Earnings(loss) per common share:
   Basic                                    $      .03   $      .10
   Diluted                                  $      .02   $      .09


Weighted average number of common shares:
   Basic                                     4,178,912    4,160,128
   Diluted                                   4,566,395    4,572,378

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Six Months Ended
                                                     June 30,
                                                1999           1998
                                            -----------    -----------
Revenues:
  Sales                                     $ 8,618,180    $ 6,425,897
  Pawn service fees                              25,670         19,617
  Consulting service income
  Gain (loss) on sale of marketable
   securities - trading                          42,603         74,415
  Unrealized gain on marketable
   securities - trading                        (528,198)     1,009,483
  Other income                                      406         35,922
                                            -----------    -----------
                                              8,158,661      7,565,334
                                            -----------    -----------
Costs and expenses:
  Cost of sales (exclusive of
   items shown separately below)              7,164,394      5,326,510
  Consulting service costs                       98,180         98,847
  Selling, general and administrative
   expenses                                   1,153,405        972,944
  Depreciation and amortization                  58,006         47,901
  Interest expense                              110,160        110,220
                                            -----------    -----------
    Total costs and expenses                  8,584,145      6,556,422
                                            -----------    -----------

Income (loss) before income taxes              (425,484)     1,008,912
Income taxes expense (benefit)                 (144,665)       343,100
                                            -----------    -----------

Net income (loss)                           $  (280,819)   $   665,812
                                            ===========    ===========

Earnings(loss) per common share:
   Basic                                    $      (.07)   $       .16
   Diluted                                  $      (.06)   $       .15


Weighted average number of common shares:
   Basic                                      4,178,912      4,160,128
   Diluted                                    4,566,395      4,572,378

                      DALLAS GOLD AND SILVER EXCHANGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Six Months Ended
                                                        June 30,
                                                  1999          1998
                                              -----------    -----------
Reconciliation of net income to net
 cash provided by operating activities
  Net income (loss)                           $  (280,819)   $   665,812
  Adjustments to reconcile net income to
  cash provided by operating activities
   Depreciation and amortization                   58,006         47,901
   Unrealized (gain) loss on securities           528,198     (1,009,483)
   Deferred taxes                                (179,587)       343,100
   (Increase) decrease in operating
    assets and liabilities
     Net change in marketable securities             (342)      (414,982)
     Net receivables                                9,482        (20,021)
     Inventories                                 (460,708)      (266,314)
     Prepaid expenses and other assets            (48,451)       (58,539)
     Accounts payable                            (135,107)        (6,874)
     Accrued expenses                            (367,751)      (153,998)
     Customer deposits                            (41,498)        (6,485)
     Income taxes payable                          34,922        328,243
                                              -----------    -----------
       Net cash used in operating
       activities                                (883,655)      (551,640)
Cash flows from investing activities
  Decrease in notes receivable - officers           2,001         77,625
  Capital expenditures                            (94,692)       (30,424)
                                              -----------    -----------
       Net cash used in financing
       activities                                 (92,691)        47,201
                                              -----------    -----------

Cash flows from financing activities
  Net change in notes payable                     406,767       (221,941)
  Net change in long-term debt and
   capital lease obligations                     (165,489)       (25,859)
  Common stock issued on conversion of debt        18,750         12,500
  Common stock issued for services rendered        25,000
  Purchase and retirement of common stock         (39,206)       (77,203)
                                              -----------    -----------


       Net cash (used) provided in
       financing activities                       245,822       (312,503)
                                              -----------    -----------

Decrease in cash                                 (730,524)      (816,942)
                                              -----------    -----------

Cash at beginning of period                     1,004,836      1,258,254
                                              -----------    -----------

Cash at end of period                         $   274,312    $   441,312
                                              ===========    ===========

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT



June 30, 1999



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

The Company's operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.



MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Quarter ended June 30, 1999 vs 1998:

Sales for the second quarter of 1999 increased $450,530 or 12.7% when compared to the corresponding quarter of 1998. The increase was the result of an increase in jewelry sales in the amount of $137,427 or 7.1% and an increase in precious metals sales in the amount of $313,103 or 19.5%. Management believes that the Company's Internet related activities had a significant impact on this sales growth. During the second quarter of 1999 Internet sales increased by $513,897. Pawn service fees increased by 37.7% due to the acquisition of National Jewelry Exchange, Inc. (formerly Beltline Pawn) in December 1998. During the second quarter of 1999 and 1998 the Company sold marketable securities realizing gains of $6,126 and $76,706, respectively. Unrealized gains on trading securities in the amount of $104,536 in 1999 and $638,738 in 1998 was the result of changes in the market value of the Company's investment in marketable securities. Cost of sales increased by $231,837 primarily due to the increase in sales.

General and administration expenses increased by $103,817 primarily due to the acquisition of Beltline Pawn, payroll and related cost and higher advertising cost. Depreciation expense increased by $4,249 due to depreciation on assets placed in service during 1998.

Income tax expense and benefit are provided at the corporate rate of 34% for both 1999 and 1998.

Six nonths ended June 30, 1999 vs 1998:

Sales for the first six months of 1999 increased $2,192,283 or 34.1% when compared to the corresponding period of 1998. The increase was the result of an increase in jewelry sales in the amount of $346,451 or 9.7% and an increase in precious metals sales in the amount of $1,845,832 or 64.9%. Management believes that the Company's Internet related activities had a significant impact on this sales growth. During the first six months of 1999 Internet sales increased by $1,131,747. Pawn service fees increased by 30.9% due to the acquisition of National Jewelry Exchange, Inc. (formerly Beltline Pawn) in December 1998. During the first six months of 1999 and 1998 the Company sold marketable securities realizing gains of $42,603 and $74,415, respectively. Unrealized gains and (loss) on trading securities in the amount of $(528,198) in 1999 and $1,009,483 in 1998 was the result of changes in the market value of the Company's investment in marketable securities. Cost of sales increased by $1,837,884 primarily due to the increase in sales.

General and administration expenses increased by $180,461 primarily due to the acquisition of Beltline Pawn, payroll and related cost and higher advertising cost. Depreciation expense increased by $10,105 due to depreciation on assets placed in service during 1998.

Income tax expense and benefit are provided at the corporate rate of 34% for both 1999 and 1998.


Liquidity and Capital Resources
-------------------------------

Due to the somewhat seasonal nature of the Company's jewelry business, inventory and trade receivables are at their lowest levels on December 31 of each year. During the first half of each year jewelry inventory is replenished and trade receivables begin to increase. During the first half of 1999, cash and cash equivalents decreased by $730,524 primarily as a result of decreases in accounts payable ($135,107), a decrease in accrued expenses ($367,751), and an increase in inventory ($460,708).

Management of the Company expects capital expenditures to total approximately $125,000 during 1999. It is anticipated that these expenditures will be funded from the Company's current working capital position.

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

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                                    Dated: July 21, 1999
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                                    Dated: July 21, 1999
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                                   Dated: July 21, 1999
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                                    Dated: July 21, 1999
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)