Form 10QSB
period 1999-09-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1999-11-12
CIK 701719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 1999
                               -----------------------------------

 (   )    Transition Report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934

For the transition period from                 to
                               ----------------   ----------------

Commission File Number                       1-11048
                               -----------------------------------

Dallas Gold and Silver Exchange, Inc.
-------------------------------------
       (Name of small business issuer)

          Nevada                                          88-0097334
  ----------------------------                 -------------------------------
  (State or other jurisdiction                 (I.R.S. Employer Identification
   of incorporation or                          Number)
   organization)


       2817 Forest Lane, Dallas, Texas                  75234
  ----------------------------------------           ----------
  (Address of principal executive offices)           (Zip Code)


(Issuer's telephone number, including area code)   (972) 484-3662
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
                                        ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at November 10, 1999
----------------------------                    --------------------------------
Common Stock, $.01 per value                                4,373,212

PART I.   FINANCIAL INFORMATION
-------------------------------

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                               September 30,   December 31,
                      ASSETS                         1999           1998
                                               -------------  -------------
 Current assets:
  Cash                                         $      24,964  $   1,004,836
  Marketable securities - trading                  2,625,220      3,010,462
  Trade receivables                                  187,963        166,929
  Notes receivable - officers                          1,200          4,001
  Inventory                                        4,613,785      1,354,686
  Prepaid expenses                                   122,403         27,844
                                               -------------  -------------
   Total current assets                            7,575,535      5,568,758
Marketable securities - available
  for sale                                            18,000         18,000
Property and equipment                             1,243,401      1,104,091
Other assets                                         522,743         64,220
                                               -------------  -------------
  Total assets                                 $   9,359,679  $   6,755,069
                                               =============  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                $   3,067,649  $     350,713
  Accounts payable - trade                           555,880        457,003
  Accrued expenses                                   295,643        596,231
  Customer deposits                                  149,881        174,600
  Federal income taxes payable                                       11,658
  Current maturities of long-term
    debt and lease obligations                        48,227        148,072
  Deferred income taxes                              522,743         64,220
                                               -------------  -------------
     Total current liabilities                     4,571,172      2,329,729
Long-term debt and capital lease
    obligations, less current
    maturities                                     1,604,428      1,560,602
Shareholders' equity:
  Common  stock,  $.01 par  value;
  authorized  10,000,000  shares;
  issued  and outstanding 4,373,212
  shares at September 30, 1999 and
  4,144,912 at December 31, 1998                      43,732         41,449
  Additional paid-in capital                       3,925,473      3,341,387
  Accumulated other comprehensive
    Income                                            (4,950)        (4,950)
  Accumulated deficit                               (780,176)      (513,148)
                                               -------------  -------------
    Total shareholders' equity                     3,184,079      2,864,738
                                               -------------  -------------
    Total liabilities and
      And shareholders' equity                 $   9,359,679  $   6,755,069
                                               =============  =============

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                    1999          1998
                                                -----------   -----------
Revenues:
  Sales                                         $ 4,544,527   $ 4,025,296
  Pawn service fees                                  17,114         8,855
  Consulting service fees
  Gain (loss) on sales of
    Marketable securities - trading                  39,724        49,142
  Unrealized gain (loss) on
    Marketable securities - trading                 177,250      (815,153)
  Other income                                          175         1,675
                                                -----------   -----------
                                                  4,788,790     3,269,815
                                                -----------   -----------
Costs and expenses:
  Cost of sales (exclusive of
    Items shown separately below)                 3,875,976     3,443,536
  Consulting service cost                            53,561        54,534
  Selling, general and
    Administrative cost                             719,625       446,067
  Depreciation and amortization                      34,935        23,885
  Interest expense                                   73,795        55,440
                                                -----------   -----------
    Total cost and expenses                       4,757,895     4,023,462
                                                -----------   -----------

Income (loss) before income taxes                    20,895      (753,647)
Income tax expense (benefit)                          7,105      (263,925)
                                                -----------   -----------

Net income (loss)                               $    13,790   $  (489,722)
                                                ===========   ===========

Earnings (loss) per common share:
  Basic                                         $      --     $      (.12)
  Diluted                                       $      --     $      (.11)

Weighted average number of common
 Shares outstanding:
  Basic                                           4,278,912     4,160,128
  Diluted                                         4,666,395     4,457,378

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                        1999          1998
                                                    -----------   -----------
Revenues:
  Sales                                             $13,162,707   $10,451,193
  Pawn service fees                                      42,784        28,472
  Consulting service fees
  Gain (loss) on sales of
    Marketable securities - trading                      82,327       123,557
  Unrealized gain (loss) on
    Marketable securities - trading                    (350,948)      194,330
  Other income                                              581        37,597
                                                    -----------   -----------
                                                     12,937,451    10,835,149
                                                    -----------   -----------
Costs and expenses:
  Cost of sales (exclusive of
    Items shown separately below)                    11,040,370     8,770,046
  Consulting service cost                               151,741       153,381
  Selling, general and
    Administrative cost                               1,873,033     1,419,011
  Depreciation and amortization                          92,941        71,786
  Interest expense                                      183,955       162,660
                                                    -----------   -----------
    Total cost and expenses                          13,342,040    10,579,884
                                                    -----------   -----------
Income (loss) before income taxes                      (404,589)      255,265
Income tax expense (benefit)                           (137,560        79,175
                                                    -----------   -----------
Net income (loss)                                   $  (267,029) $    176,090
                                                    ===========  ============

Earnings (loss) per common share:
  Basic                                             $      (.06) $        .04
  Diluted                                           $      (.06) $        .04

Weighted average number of common
 Shares outstanding:
  Basic                                               4,212,912     4,160,128
  Diluted                                             4,599,395     4,572,378

              DALLAS GOLD AND SILVER EXCHANGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Nine Months Ended
                                                     September 30,
                                                  1999           1998
                                              -----------    -----------
Reconciliation of net income to net
 cash provided by operating activities
  Net income (loss)                           $  (267,029)   $   176,090
  Adjustments to reconcile net income
 (loss)to cash provided (used) by
  operating activities
   Depreciation and amortization                   92,941         71,175
   Common stock issued for services                25,000
   Unrealized (gain) loss on securities           350,948       (194,330)
   Deferred taxes                                (137,560)        79,175
   (Increase) decrease in operating
    assets and liabilities
     Net change in marketable securities           34,295         45,249
     Net receivables                              (21,034)        (4,979)
     Inventories                                 (759,099)      (533,350)
     Prepaid expenses and other assets            (94,559)       (35,511)
     Accounts payable                              98,877        (13,609)
     Accrued expenses                            (300,588)      (156,414)
     Customer deposits                            (24,719)        56,139
     Income taxes payable                         (11,658)      (169,473)
                                              -----------    -----------
       Net cash used in operating
       activities                              (1,014,185)      (679,838)
Cash flows from investing activities
  Decrease in notes receivable - officers           2,801         78,625
  Capital expenditures                            (90,774)       (57,297)
                                              -----------    -----------
       Net cash used (provided)
       in investing activities                    (87,973)        21,328
                                              -----------    -----------
Cash flows from financing activities
  Net change in notes payable                     216,936       (278,000)
  Net change in long-term debt and
   capital lease obligations                      (56,019)       (49,465)
  Common stock issued on conversion of debt        18,750         12,500
  Purchase and retirement of common stock         (57,381)      (103,452)
       Net cash (used) provided in
       financing activities                       122,286       (418,417)
                                              -----------    -----------

Decrease in cash                                 (979,872)    (1,076,927)
                                              -----------    -----------

Cash at beginning of period                     1,004,836      1,258,254
                                              -----------    -----------

Cash at end of period                         $    24,964    $   181,327
                                              ===========    ===========
Supplemental cash flow information:
  Cash paid during the period for:
     Interest                                 $   187,344    $   170,099
     Taxes                                              -              -

             DALLAS GOLD AND SILVER EXCHANGE, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT


    September 30, 1999

    (1)  Basis of Presentation:

    The accompanying unaudited condensed consolidated financial statements of Dallas Gold and Silver Exchange, Inc. and Subsidiaries include the financial statements of Dallas Gold and Silver Exchange, Inc. and its wholly-owned subsidiaries, DGSE Corporation, DLS Financial Services, Inc., National Jewelry Exchange, Inc., eye media, inc. and Silverman Consultants, Inc. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    On August 13, 1999 the Company purchased substantially all of the assets of the Silverman Group ("Silverman") located in Mt. Pleasant, South Carolina. Silverman's primary business has been conducting liquidation, consolidation, promotional or other large-scale retail sales for jewelry stores and other types of retailers. The purchase price of $ 3,100,000 involves the issuance of 200,000 of the Company's newly issued unregistered common stock and the assumption by the Company of a $2,500,000 obligation to First Union National Bank. The purchase price has been allocated as follows: inventory ($2,500,000); furniture, fixtures, leasehold improvements, and office equipment($131,000); trade/service marks and good will ($469,000). The Company is conducting the business of the former Silverman Group through a new wholly owned subsidiary, Silverman Consultants, Inc. The results of Silverman Consultants, Inc. have been included in the consolidated financial statements since August 13, 1999.

    The Company's operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Results of Operations
    ---------------------
    Quarter ended September 30, 1999 vs 1998:

    Sales for the third quarter of 1999 increased $519,231 or 12.9% when compared to the corresponding quarter of 1998. The increase was the result of an increase in jewelry sales in the amount of $206,732 or 12.0%, an increase in precious metals sales in the amount of $92,656 or 4.0%, and sales from Silverman Consultants, Inc. and National Jewelry Exchange, Inc. in the amount of $219,843. The Company's Internet related activities had a significant impact on this sales growth. During the third quarter of 1999 Internet sales increased by $431,003. Pawn service fees increased by 93.3% due to the acquisition of National Jewelry Exchange, Inc. (formerly Beltline
    Pawn) in December 1998. During the third quarter of 1999 and 1998 the Company sold marketable securities realizing gains of $39,724 and $49,142, respectively. Unrealized gains (loss) on trading securities in the amount of $177,250 in 1999 and ($815,153) in 1998 was the result of changes in the market value of the Company's investment in marketable securities. Cost of sales increased by $432,440 primarily due to the increase in sales.

    General and administration expenses increased by $273,561 and depreciation expense increased by $11,059 primarily due to the acquisition of Silverman Consultants, Inc. and Beltline Pawn,. Interest expense increased $18,355 due to interest on the debt assumed in the Silverman transaction.

    Income tax expense and benefit are provided at the corporate rate of 34% for both 1999 and 1998.


    Nine months ended September 30, 1999 vs 1998:

    Sales for the first nine months of 1999 increased $2,711,514 or 25.9% when compared to the corresponding period of 1998. The increase was the result of an increase in jewelry sales in the amount of $494,984 or 10.1%, an increase in precious metals sales in the amount of $1,953,641 or 35.2% and sales from Silverman Consultants, Inc and National Jewelry Exchange, Inc. in the amount of $262,889. The Company's Internet related activities had a significant impact on this sales growth. During the first nine months of 1999 Internet sales increased by $1,516,016. Pawn service fees increased by 50.3% due to the acquisition of National Jewelry Exchange, Inc. (formerly Beltline Pawn) in December 1998. During the first nine months of 1999 and 1998 the Company sold marketable securities realizing gains of $82,327 and $123,557, respectively. Unrealized gains and (loss) on trading securities in the amount of $(350,948) in 1999 and $194,330 in 1998 was the result of changes in the market value of the Company's investment in marketable securities. Cost of sales increased by $2,270,324 primarily due to the increase in sales.

    The increases in general and administration expenses, depreciation and amortization, and interest expense was primarily due to the acquisitions of National Jewelry Exchange, Inc. and Silverman Consultants, Inc. Income tax expense and benefit are provided at the corporate rate of 34% for both 1999 and 1998.

    Liquidity and Capital Resources
    -------------------------------
    Due to the somewhat seasonal nature of the Company's jewelry business, inventory and trade receivables are at their lowest levels on December 31 of each year. During the first half of each year jewelry inventory is replenished and trade receivables begin to increase. During the nine months of 1999, cash and cash equivalents decreased by $979,872 primarily as a result of decreases in accrued expenses ($300,588) and an increase in inventory ($3,259,099, $2,500,000 of which was the result of the Silverman transaction).


    Management of the Company expects capital expenditures for the next twelve months to total approximately $125,000. It is anticipated that these expenditures will be funded from the Company's current working capital position, bank loans and other private financing.

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

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                    Dated: November 10, 1999
         ------------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: November 10, 1999
         ------------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: November 10, 1999
         ------------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: November 10, 1999
         ------------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)