Form 10QSB/A
period 1999-09-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 1999-11-23
CIK 701719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

  ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999

  (   )   Transition Report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934

For the transition period from  _____________ to _____________

                         Commission File Number      1-11048
                                                  ------------

      Dallas Gold and Silver Exchange, Inc. (Name of small business issuer)

        Nevada                             88-0097334
-------------------------------    --------------------------------------
(State or other jurisdiction of    I.R.S. Employer Identification Number)
 incorporation or organization)



  2817 Forest Lane, Dallas, Texas                 75234
---------------------------------                ----------
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
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                               September 30,   December 31,
                      ASSETS                         1999           1998
                                               -------------  -------------
 Current assets:
  Cash                                         $      24,964  $   1,004,836
  Marketable securities - trading                  2,625,220      3,010,462
  Trade receivables                                  187,963        166,929
  Notes receivable - officers                          1,200          4,001
  Inventory                                        4,613,785      1,354,686
  Prepaid expenses                                   122,403         27,844
                                               -------------  -------------
   Total current assets                            7,575,535      5,568,758
Marketable securities - available
  for sale                                            18,000         18,000
Property and equipment                             1,243,401      1,104,091
Other assets                                         522,743         64,220
                                               -------------  -------------
  Total assets                                 $   9,359,679  $   6,755,069
                                               =============  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                $   3,067,649  $     350,713
  Accounts payable - trade                           555,880        457,003
  Accrued expenses                                   295,643        596,231
  Customer deposits                                  149,881        174,600
  Federal income taxes payable                                       11,658
  Current maturities of long-term
    debt and lease obligations                        48,227        148,072
  Deferred income taxes                              453,892        591,452
                                               -------------  -------------
     Total current liabilities                     4,571,172      2,329,729
Long-term debt and capital lease
    obligations, less current
    maturities                                     1,604,428      1,560,602
Shareholders' equity:
  Common  stock,  $.01 par  value;
  authorized  10,000,000  shares;
  issued  and outstanding 4,373,212
  shares at September 30, 1999 and
  4,144,912 at December 31, 1998                      43,732         41,449
  Additional paid-in capital                       3,925,473      3,341,387
  Accumulated other comprehensive
    Income                                            (4,950)        (4,950)
  Accumulated deficit                               (780,176)      (513,148)
                                               -------------  -------------
    Total shareholders' equity                     3,184,079      2,864,738
                                               -------------  -------------
    Total liabilities and
      And shareholders' equity                 $   9,359,679  $   6,755,069
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

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                    Dated: November 22, 1999
         ------------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: November 22, 1999
         ------------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: November 22, 1999
         ------------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: November 22, 1999
         ------------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)