Form 10KSB
period 1999-12-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2000-03-21
CIK 701719

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-KSB
(Mark One)
 ( x )   Annual Report pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934

For the Fiscal year ended          December 31, 1999         or
                          ----------------------------------

 (  )    Transition  Report  under  Section  13 or 15 (d)  of the  Securities
         Exchange Act of 1934 (No Fee Required)

For the transition period from           to
                               ---------     --------
Commission file number   1-11048
                       -----------

                      Dallas Gold and Silver Exchange, Inc.
                      -------------------------------------
                                   (Name of small business issuer)

      NEVADA                                                88-0097334
-------------------------------                   ------------------------------
(State or other jurisdiction                      (I.R.S.Employer Identification
 incorporation or organization)                    Number)


2817 Forest Lane, Dallas, Texas                 75234
----------------------------------------    ---------
(Address of Principal Executive Offices)     (Zip Code)

Issuer's  telephone  number,  including  area  code  (972)  484-3662

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class           Name of each exchange on which registered
 -------------------           -----------------------------------------
     COMMON STOCK
   $ .01 par value

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

During fiscal year ended December 31, 1999, total revenues were $ 21,305,415.

As of March 9, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $ 16,044,780.

As of March 9, 2000, 4,425,157 shares of Common Stock were outstanding.

Documents incorporated by reference: Portions of the proxy statement for the annual shareholders' meeting to be held June 12, 2000, are incorporated by reference into Part III.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Dallas Gold and Silver Exchange, Inc. (the "Company") sells jewelry and bullion products to both retail and wholesale customers throughout the United States and makes collateralized loans to individuals. During the last three years the Company has focused its efforts toward expanding its retail jewelry operations and internet related businesses. Management expects this trend to continue until such time that interest in precious metals results in significantly higher gross profit margins on bullion related products. The Company's products are marketed through its facility in Dallas, Texas and through its internet web sites dgse.com; FirstJewelryAuctions.com; and USBullionExchange.com.

The Company also provides consulting services involving the reorganization of other business enterprises (primarily enterprises that are or have been involved in proceedings under Chapter 11 of the United States Bankruptcy Code). The Company offers these services through its facility in Dallas, Texas.

The Company has a World Wide Web Site on the Internet called the Computer Jewelry Exchange. Customers and the Company buy and sell items of jewelry and are free to set their own prices in an interactive market. For its services the Company receives a fee from the seller. The Company also offers customers current quotations for precious metals prices on its internet site
USBullionExchange.com. In September 1999, the Company launched its third internet site FirstJewelryAuctions.com. This new site significantly expanded the Company's offerings on the internet and provides a forum for business to business auctions for the jewelry industry. By December 31, 1999, over 500 items were available for sale including $ 9,000,000 in diamonds. The Company offers these internet services through its facility in Dallas, Texas.

During 1998, the Company continued the development of its internet software and in February 1999, announced the release of Virtual Auctioneer v2.0, an electronic commerce product that allows users to easily build online auction sites. The Company began marketing its internet software product in late 1999.

In December 1998, the Company acquired the assets including inventory, pawn loans, equipment and pawn license of Belt Line Pawn Shop located in Carrollton, Texas. The Company formed a new wholly-owned subsidiary in February 1999, National Jewelry Exchange, Inc. and transferred these assets to this new subsidiary. The operations of Belt Line Pawn Shop are being continued under National Jewelry Exchange. The Company has focused its operations on sales and pawn loans of jewelry products.

In August 1999 the Company purchased substantially all assets of The Silverman Group ("Silverman") located in Mt. Pleasant, South Carolina. Silverman's primary business is conducting liquidation, consolidation, promotional or other large-scale retail sales for jewelry stores and other types of retailers. The purchase price of $ 3,115,000 consisted of the issuance of 200,000 shares of the Company's newly issued restricted common stock and the assumption by the Company of a $ 2,500,000 obligation to a bank. The purchase price has been allocated as follows: inventory ($ 2,500,000); property and equipment ($ 131,000); and goodwill ($ 484,000). The results of Silverman have been included in the consolidated financial statements since August 1999.

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

Bullion products, which are purchased and sold based on current market pricing and sales commitments, are often sold prior to the purchase of the product. The Company protects itself from gains or losses in its inventory position, including purchase and sale commitments, by hedging its net position in the precious metals futures markets when necessary. During the three years ended December 31, 1999, the Company did not engage in any hedging transactions. The availability of precious metal products is a function of price as virtually all bullion items are actively traded. Precious metals sales amounted to 41.3% of total sales for 1999 and 44.3% in 1998. (For further details, see Item 6 below). The Company did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 1999 or 1998.

Pawn loans ("loans") are made on the pledge of tangible personal property, primarily jewelry, for one month with an automatic sixty-day extension period ("loan term"). Pawn service charges are recorded on a constant yield basis over the loan term. If the loan is not repaid, the principal amount loaned plus accrued pawn service charges become the carrying value of the forfeited collateral and is transferred to inventory which is recovered through sale. Although revenues from the Company's pawn loans have not been significant, management believes this activity to be a good source of jewelry inventory and provides an excellent return on investment. In December 1998 the Company acquired the assets of Belt Line Pawn Shop located in Carrollton, Texas. The Company has focused these operations on sales and pawn loans of jewelry products.

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

Products and Services (continued...)
----------------------

During 1999 and 1998, the Company sold in the open market a portion of these equity securities and realized gains in the amount of $ 83,116 and $ 118,451, respectively. In addition, during 1999 and 1998 the Company had unrealized gains on trading securities in the amount of $ 109,771 and $ 482,071, respectively. As of December 31, 1999 the Company's investment in these enterprises totaled $ 3,101,728. These realized and unrealized gains are reflected in the statement of income.

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

This site allows customers unlimited access to current quotations for prices on approximately 200 precious metals, coins and other bullion related products. The site is integrated with The Computer Jewelry Exchange and is located on the Company's server at http://www.dgse.com and is called USBullionExchange.Com.

During 1997 management made a decision to significantly expand the Company's internet activities. With over 1 million page views since inception, it has become apparent that the Internet has become a viable mechanism to sell products and introduce customers from around the world to the business of the Company. Our web site was one of the first to utilize the auction format to sell jewelry and related products. In addition, our introduction of a live real time trading floor in jewelry, diamonds and fine watches has allowed our commercial site to attract wide participation. During 1997, our auction and trading site were expanded to include a high level of automation and during the first quarter of 1998 our internet store began functioning as a CyberCashTM authorized site which allows customers to purchase products automatically, securely and on line. Auctions now close at least five times per week and the trading floor transactions can occur twenty-four hours per day. In September 1999, the Company launched its third internet site FirstJewelryAuctions.com. This new site significantly expanded the Company's offerings on the internet and provides a forum for business to business auctions for the jewelry industry. By December 31, 1999, over 5000 items were available for sale including over $ 9,000,000 in diamonds. Internet related sales were 10.9 percent of consolidated sales during 1999.

During 1998, management decided to continue the development of its internet software and in February 1999 announced the release of Virtual Auctioneer v2.0, an electronic commerce product that allows users to easily build online auction sites. Virtual Auctioneer is built around an eye media, inc. developed bidding engine, which was created utilizing the Allaire ColdFusiontm development environment. Virtual Auctioneer allows clients unparalleled flexibility, customization and power, placing it in its own market space, by offering a complete, integrated online product. In March 1999 the Company began offering

Products and Services (continued...)
---------------------

items for bidding on Amazon.com as one of their charter merchants. The Company has completed over 10,000 successful auctions on Amazon.com and will continue to conduct over 200 auctions per week on Amazon.com. In May 1999 the Company opened a free internet site, usbullionexchange.com. This site was developed because of the growing interest in precious metals by those concerned about potential unfavorable events caused by the Y2K problems. In September 1999 the Company launched FirstJewelryAuction.com an integrated Business-to-Business and Business-to-Consumer auction site for the jewelry industry. The Company plans to launch three or four new internet auction sites during 2000.

On August 13, 1999 the Company purchased substantially all assets of The Silverman Group located in Mt. Pleasant, South Carolina. Silverman's primary business is conducting liquidation, consolidation, promotional or other large-scale retail sales for jewelry stores and other types of retailers. The Company is conducting the business of the former Silverman Group through a newly formed wholly owned subsidiary, Silverman Consultants, Inc. ("Silverman"). All senior management and key employees of the former Silverman Group have become employees of the Company. The business is being conducted from a leased facility located in Mt. Pleasant, South Carolina. During the period from August 13, 1999 through December 31, 1999 Silverman completed thirteen liquidation sales and realized $ 2,212,060 in revenues. The results of Silverman have been included in the consolidated financial statements since August 13, 1999.

On March 2, 2000 the Company purchased certain assets of Fairchild International, Inc. ("Fairchild") located in Dallas, Texas. The purchase price consisted of $ 350,000 in cash, a promissory note for $ 450,000 and 62,745 shares of the Company's common Stock. The acquisition will be accounted for as a purchase. Accordingly, a portion of the purchase price will be allocated to net tangible and intangible assets acquired based on their estimated fair values. Fairchild's primary business is the wholesale of watches and other jewelry products. Four former Fairchild key employees have become employees of the Company. The business is being conducted from the Company's facility in Dallas, Texas.

Sales and Marketing
-------------------

All Company activities other than consulting services rely heavily on local television, print media, the internet, pamphlets, and brochures to attract retail customers. Solicitations of wholesale customers are made through local print media, direct mailings, and direct contact. Marketing activities emphasize what the Company perceives to be the attractiveness of its pricing and its customer service. The Company relies on professional contacts of the Company's Chairman in order to attract new consulting clients.

The Company markets its bullion trading services through a combination of advertising in national coin publications, local print media, coin and bullion wire services and its internet web site. Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry. Cash on confirmation simply means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals. Customer orders for bullion trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's

Sales and Marketing (continued...)
-------------------

credit standing. Consequently, there was no significant backlog for bullion orders as of December 31, 1999 or 1998. Company backlogs for fabricated jewelry products were also insignificant as of December 31, 1999 and 1998.

Seasonality
-----------

The retail jewelry business is seasonal. The Company realized 42.2% and 38.3% of its annual jewelry sales in the fourth quarters of 1999 and 1998, respectively.

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

The bullion industry in which the Company competes is dominated by substantially larger enterprises which wholesale bullion and other precious metal products. Likewise, the consulting and liquidation industry in which the Company competes is dominated by large investment banking, accounting, consulting and liquidation firms.

The Company attempts to compete in these industries by offering quality products and services at prices below that of its competitors and by maintaining a staff of highly qualified employees to provide customers services such as watch and jewelry repairs and custom jewelry design.

Management is of the opinion that the Company is a factor in the Dallas area jewelry market. However, its consumer lending, bullion trading and consulting and liquidation activities are dominated by larger companies.

Employees
---------

As of December 31, 1999, the Company employed 45 individuals, all of which were full time employees.

ITEM 2.   DESCRIPTION OF PROPERTY

In December 1987, Company acquired a 6,000 square foot building in Dallas, Texas which houses retail jewelry, consumer lending and bullion trading operations and its principal executive offices. The land and building are subject to a mortgage maturing in January 2014, with a balance outstanding of approximately $ 614,000 as of December 31, 1999.

In February 1994, the Company entered into a lease agreement covering a 5,000 square foot building in Dallas, Texas which housed its second retail jewelry

DESCRIPTION OF PROPERTY (continued...)

store. The lease has a term of ten years beginning July 1, 1994 and requires monthly payments of $ 7,500 for the first five years and $ 9,000 thereafter. In November 1995, the Company closed this store and during 1999, the Company moved its internet activities into this facility.

In December 1998 the Company leased a 2,400 square foot facility in Carrollton, Texas which houses National Jewelry Exchange. The lease expires on July 31, 2002 and requires monthly lease payments in the amount of $ 1,088.

Silverman Consultants, Inc. leases a 15,000 square foot facility in Mt. Pleasant, South Carolina. The lease expires in October 2003 and requires monthly lease payments in the amount of $ 24,954.

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


                            PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

                  MATTERS

On June 29, 1999 the Company's Common Stock began trading on the NASDAQ Small CAP Market under the symbol "DGSE". Previously, the Company's Common Stock was traded on the American Stock Exchange ("ASE") pursuant to its "Emerging Companies" listing program under the symbol "DLS.EC". The following table sets forth for the period indicated, the per share high and low sale prices as reported by the NASDAQ or the ASE, as the case may be, for the common stock. During the past two years, the Company has not declared any dividends with respect to its common stock. The Company intends to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of common stock in the foreseeable future.

High and low stock prices for the last two years were:

                                    1999                    1998
                                High       Low          High      Low
                                ----       ---          ----      ---

         First Quarter          4 17/32   2             3 1/4    2 1/4

         Second Quarter         4  1/8    2 3/4         2 7/8    2 1/4

         Third Quarter          4 1/8     3 17/32       3 1/8    2 1/4

         Fourth Quarter         6         3 1/8         3 7/8    1 3/4





On March 9, 2000,  the closing sales price for the Company's  common stock was $
6.4375 and there were 650 shareholders of record.

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

Results of Operations
---------------------

Sales increased by $ 5,487,640 (34.7%) in 1999. This increase was the result of $ 2,212,060 in sales from Silverman Consultants, Inc., $ 1,329,226 (15.1%) increase in the sale of jewelry products $ 1,786,354 (25.5%) increase in the sale of bullion related products, and $ 160,000 in sales of internet software products. Management believes that the Company's Internet related activities have had a significant impact on all sectors of its business. In addition, public concerns related to Y2K issues have resulted in an increased demand for bullion products. Pawn service fees increased $ 136,950 (384.6%) in 1999 as a result of the acquisition of Belt Line Pawn in December 1999. The Company sold marketable trading securities during 1999 and 1998 and realized gains of $ 83,116 and $ 118,451, respectively. The unrealized gains on trading securities during 1999 and 1998 in the amounts of $ 109,771 and $ 482,071 was the result of an increase in market value of the Company's investment in trading securities. These realized and unrealized gains on trading securities are reflected in the statement of income. Other income in the amount of $ 1,744 during 1999 and $ 19,011 during 1998 interest earned from money market accounts.

Sales increased by $ 3,390,772 (27.3%) in 1998. This increase was the result of a $ 1,440,954 (22.4%) increase in the sale of bullion related products and a $ 1,949,818 (32.5%) increase in the sale of jewelry products. Management believes that the Company's Internet related activities had a significant impact on this sector of its business. In addition, public concerns related to Y2K issues have resulted in an increased demand for bullion products. During 1998 and 1999 DLS concentrated its efforts on existing clients. The Company sold marketable trading securities during 1998 realized gains in the amount of $ 118,451. The unrealized gains on trading securities during 1998 in the amount of $ 482,071 was the result of an increase in market value of the Company's investment in trading securities.

Results of Operations  (continued...)

Cost of goods sold increased by $ 3,987,148 (30.5%) during 1999 and $ 2,721,831 ( 26.3%) in 1998 due to the changes in sales volume. Cost attributable to consulting services decreased by $ 132,091 during 1999. This decrease was the result of lower travel and other related costs. Consulting service costs increased by $ 85,782 in 1998 due to cost associated with DLS's three new clients.

Selling, general and administrative expenses increased by $ 1,403,875 in 1999 due to the acquisitions of Silverman Consultants, Inc. and Belt Line Pawn Shop. Selling, general and administration expenses increased by $ 408,902 in 19987 due to an increase in payroll and related costs and higher advertising cost.

Depreciation and amortization increased by $ 108,949 during 1999 primarily due to the acquisitions of Silverman Consultants, Inc. and Beltline Pawn Shop.

Interest expense increased by $ 9,627 during 1999 due to interest assumed in the Silverman acquisition. During 1998 interest expenses decreased by $ 25,705 due the $ 254,684 reduction in interest bearing debt.

Liquidity and Capital Resources
-------------------------------

During 1999 the Company used $ 1,078,274 in operating activities and $ 168,279 in investing activities while financing activities provided $ 1,505,433. As a result, cash and cash equivalents increased by $ 258,880.

Management of the Company expects capital expenditures to total approximately $ 150,000 during 2000. It is anticipated that these expenditures will be funded from working capital.

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

ITEM 7.  FINANCIAL STATEMENTS

(a)      Financial Statements (see pages 14 - 29 of this report).


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

ITEM 13. EXHIBITS REPORTS ON FORM 8-K

(a)      Exhibits:

         21 - List of subsidiaries
               DGSE Corporation
               International Jewelry Exchange, Inc.
               (formerly Dallas Global Travel, Inc.)
               DLS Financial Services, Inc.
               eye media, inc.
               National Jewelry Exchange, Inc.
               Silverman Consultants, Inc.

     The following exhibits are incorporated by reference to the Company's Form 8-K dated August 26, 1999:

          10.1      AGREEMENT AND PLAN OF MERGER DATED AUGUST 13, 1999

          10.2      ASSIGNMENT AGREEMENT DATED AUGUST 13, 1999

          10.3      PROMISSORY NOTE DATED AUGUST 13, 1999

          10.4      SECURITY AGREEMENT DATED AUGUST 13, 1999

          10.5      BILL OF SALE DATED AUGUST 13, 1999

     The following exhibits are incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1998:

          10.6 - Renewal of Shopping Center Lease dated as of August 1, 1997 by and between Beltline Pawn Shop and Belt Line - Denton Road Associates.

     The following exhibits are incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996:

          10.7 - Agreement For Purchase And Sale Of Stock dated December 30, 1996 byand among Dallas Gold And Silver Exchange, Inc. and Henry Hirschman.

     The following exhibits are incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995:

          10.8 - 9% Convertible Promissory Note dated December 5, 1995, by and among Dallas Gold And Silver Exchange, Inc. and A-Mark Precious Metals, Inc.

     The following exhibits are incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994:

          10.9 - Lease Agreement dated February 11, 1994, by and among Dallas Gold And Silver Exchange, Inc. and

          10.10     -  Renewal,   extension  and  modification  agreement  dated
                    January 28, 1994 by and among DGSE  Corporation  And Michael
                    E. Hall and Marion Hall.

          10.11 - Profit Participation Agreement dated December 31, 1993, by and among Dallas Gold And Silver Exchange, Inc. and Craig Alan-Lee.

(b)      Reports on Form 8-K -- None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                              Dated: March 21, 2000
         ----------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:      /s/ L. S. Smith                              Dated: March 21, 2000
         ----------------------------
         L.S Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

By:      /s/ W. H. Oyster                             Dated: March 21, 2000
         ----------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                              Dated: March 21, 2000
         ----------------------------
         John Benson
         Director and Chief Financial
         Officer
         (Principal Accounting Officer)

BY:      /s/ William P. Cordeiro                      Dated: March 21, 2000
         ----------------------------
         Director

By:      /s/ James Walsh                              Dated: March 21, 2000
         ----------------------------
         Director

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                      DALLAS GOLD AND SILVER EXCHANGE, INC.

                                December 31, 1999

               Report of Independent Certified Public Accountants

Board of Directors and Shareholders
Dallas Gold and Silver Exchange, Inc.


We have audited the accompanying consolidated balance sheet of Dallas Gold and Silver Exchange, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dallas Gold and Silver Exchange, Inc. and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Dallas, Texas

February 4, 2000 (except for Note N, as to which the date is March 2, 2000)

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1999

                                     ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                $  1,263,716
    Marketable securities - trading                             3,086,728
    Trade receivables                                             735,778
    Inventories                                                 5,510,097
    Prepaid expenses                                               65,983
                                                             ------------

                 Total current assets                          10,662,302

MARKETABLE SECURITIES - AVAILABLE FOR SALE                         15,000

PROPERTY AND EQUIPMENT - AT COST, NET                           1,232,409

GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $35,143              498,431

OTHER ASSETS                                                       57,213
                                                             ------------

                                                             $ 12,465,355
                                                             ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable$                                              4,507,110
    Current maturities of long-term debt                          250,047
    Accounts payable - trade                                      943,879
    Accrued expenses                                              401,340
    Accrued compensation                                          370,641
    Customer deposits                                              90,193
    Federal income taxes payable                                  116,578
    Deferred income taxes                                         620,844
                                                             ------------

                 Total current liabilities                      7,300,632

LONG-TERM DEBT, less current maturities                         1,387,889

SHAREHOLDERS' EQUITY

    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,367,912 shares             43,679
    Additional paid-in capital                                  3,967,931
    Accumulated other comprehensive loss                           (6,930)
    Accumulated deficit                                          (227,846)
                                                             ------------

                 Total shareholders' equity                     3,776,834
                                                             ------------
                                                             $ 12,465,355
                                                             ============



        The accompanying notes are an integral part of these statements.


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,

                                                            1999          1998
                                                           ------        ------

Revenue

   Sales                                                 $21,305,415   $15,817,775
   Pawn service charges                                      172,559        35,609
   Gain on sale of marketable securities - trading            83,116       118,451
   Unrealized gains on marketable securities - trading       109,771       482,071
   Other income                                                1,744        19,011
                                                         -----------   -----------
                                                          21,672,605    16,472,917

Costs and expenses

   Cost of goods sold                                     17,075,332    13,088,184
   Consulting service costs                                  114,670       246,761
   Selling, general and administrative expenses            3,605,233     2,201,358
   Depreciation and amortization                             210,105       101,156
   Interest expense                                          213,985       204,358
                                                         -----------   -----------
                                                          21,219,325    15,841,817
                                                         -----------   -----------

                 Income before income taxes                  453,280       631,100

   Income tax expense                                        167,978       212,967
                                                         -----------   -----------
   Net Income                                            $   285,302   $   418,133
                                                         ===========   ===========

Earnings per common share
   Basic                                                        $.07          $.10
   Diluted                                                      $.06          $.09

Weighted average number of common shares
   Basic                                                   4,256,920     4,156,705
   Diluted                                                 4,612,245     4,569,188




         The accompanying notes are an integral part of this statement.


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 1999 and 1998



                                                                                                 Accumulated
                                              Common stock          Additional                    other         Total
                                     --------------------------      paid-in      Accumulated   comprehensive  shareholders'
                                          Shares         Amount      capital        deficit      income (loss)  equity
                                     -----------    -----------    -----------    -----------    -----------    -----------

Balances at January 1, 1998            4,172,929    $    41,729    $ 3,455,633    $  (931,281)   $   444,923    $ 3,011,004

Net income                                  --             --             --          418,133           --          418,133

Other comprehensive income:
    Unrealized loss on marketable
       securities, net of tax and
       reclassification adjustment          --             --             --             --         (449,873)      (449,873)
                                                                                                                -----------

Comprehensive loss                                                                                                  (31,740)
                                                                                                                -----------

Purchase and retirement of
    common shares                        (53,017)          (530)      (126,496)          --             --         (127,026)

Common stock issued on
    conversion of debt                    25,000            250         12,250           --             --           12,500
                                     -----------    -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1998          4,144,912         41,449      3,341,387       (513,148)        (4,950)     2,864,738

Net income                                  --             --             --          285,302           --          285,302

Other comprehensive income:
    Unrealized loss on marketable
       securities, net of tax               --             --             --             --           (1,980)        (1,980)
                                                                                                                -----------

Comprehensive income                        --             --             --             --             --          283,322
                                                                                                                -----------

Purchase and retirement of
    common shares                        (39,500)          (395)      (128,581)          --             --         (128,976)

Issuance of warrants in connection
    with debt                               --             --           30,000           --             --           30,000

Common stock issued on
    conversion of debt                    25,000            250         18,500           --             --           18,750

Common stock issued for
    services                              37,500            375         93,625           --             --           94,000

Common stock issued for
    acquisition                          200,000          2,000        613,000           --             --          615,000
                                     -----------    -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1999          4,367,912    $    43,679    $ 3,967,931    $  (227,846)   $    (6,930)   $ 3,776,834
                                     ===========    ===========    ===========    ===========    ===========    ===========





        The accompanying notes are an integral part of these statements.


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                                                 1999          1998
                                                                             -----------    -----------

Reconciliation of net income to net cash provided by (used in) operating activities

       Net income                                                            $   285,302    $   418,133
       Adjustments to reconcile net income to cash provided by
          operating activities
              Common stock issued for services                                    94,000           --
              Depreciation and amortization                                      210,105        101,156
              Unrealized gain on marketable securities - trading                (109,771)      (482,071)
              Reclassification adjustment for other comprehensive income            --          449,873
              Deferred taxes                                                      30,412        (46,698)
              (Increase) decrease in operating assets and liabilities
                Net change in marketable securities - trading                     33,505           --
                Trade receivables                                               (568,849)       (32,840)
                Inventories                                                   (1,655,411)      (320,883)
                Prepaid expenses and other assets                                (80,707)       (37,652)
                Accounts payable and accrued expenses                            656,712        225,802
                Accrued compensation                                               5,914        155,595
                Customer deposits                                                (84,406)        60,824
                Federal income taxes payable                                     104,920         11,658
                                                                             -----------    -----------


                 Total net cash provided by (used in) operating activities    (1,078,274)       502,897

Cash flows from investing activities

   Purchase of marketable securities                                                --         (203,148)
   Decrease in notes receivable - officers                                         4,001        (78,624)
   Purchases of property and equipment                                          (172,280)       (92,833)
                                                                             -----------    -----------

                 Net cash used in investing activities                          (168,279)      (374,605)
                                                                             -----------    -----------


        The accompanying notes are an integral part of these statements.


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                            Years ended December 31,

                                                                          1999            1998
                                                                       -----------    -----------

Cash flows from financing activities

   Proceeds from indebtness                                            $ 3,524,079    $   100,980
   Repayment of indebtness                                              (1,889,670)      (355,664)
   Purchase and retirement of common stock                                (128,976)      (127,026)
                                                                       -----------    -----------

                 Net cash provided by (used in) financing activities     1,505,433       (381,710)
                                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents                       258,880       (253,418)

Cash and cash equivalents at beginning of year                           1,004,836      1,258,254
                                                                       -----------    -----------

Cash and cash equivalents at end of year                               $ 1,263,716    $ 1,004,836
                                                                       ===========    ===========


Supplemental schedule of noncash, investing and financing activities:

   Interest paid during 1999 and 1998 amounted to $211,189 and $211,796, respectively.

   During 1999 and 1998, debt amounting to $18,750 and $12,500, respectively, was converted to common stock.

   As more fully described in Note L, in connection with the Company's acquisition of Silverman Consultants, Inc., 200,000 shares of common stock were issued with a value of $615,000 and a $2,500,000 note payable was assumed for $2,500,000 of inventory and $131,000 of furniture and fixtures.











        The accompanying notes are an integral part of these statements.

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations
    --------------------

    Dallas Gold and Silver Exchange, Inc. and its subsidiaries (the Company), sell jewelry and bullion products to both retail and wholesale customers throughout the United States through its facility in Dallas, Texas and through its internet sites. In addition, the Company provides consulting services related to reorganization of other business enterprises and liquidations of jewelry retailers.

    Principles of Consolidation
    ---------------------------

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

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

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           December 31, 1999 and 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Intangible Assets
    -----------------

    Goodwill of $498,431 at December 31, 1999, resulted from the acquisition of the Silverman Group and is being amortized using the straight-line method over five years. Amortization expense for goodwill for the year ended December 31, 1999 was $35,143.

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

    Stock-based Compensation
    ------------------------

    The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

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


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE B - INVENTORIES

    A summary of inventories at December 31, 1999 is as follows:

         Jewelry                                                                                         $5,198,806
         Scrap gold                                                                                         206,144
         Bullion                                                                                             42,376
         Other                                                                                               62,771
                                                                                                         ----------

                                                                                                         $5,510,097
                                                                                                         ==========

NOTE C - INVESTMENTS IN MARKETABLE SECURITIES

    Marketable securities have been classified in the consolidated balance sheet according to management's intent. The carrying amount of available-for-sale securities and their fair values at December 31, 1999 follows:

                                                                          Gross            Gross
                                                                      unrealized       unrealized             Fair
                                                         Cost             gains           losses             value
                                                        ------        ----------       ----------           -------

       Equity securities                               $25,500           $ -             $10,500            $15,000
                                                        ======            ===             ======             ======


NOTE D - PROPERTY AND EQUIPMENT

    A summary of property and equipment at December 31, 1999 is as follows:

       Land                                                                                              $  551,300
       Buildings and improvements                                                                           666,682
       Machinery and equipment                                                                              781,605
       Furniture and fixtures                                                                               142,405
                                                                                                          ---------
                                                                                                          2,141,992
         Less accumulated depreciation and amortization                                                    (909,583)
                                                                                                          ---------

                                                                                                         $1,232,409
                                                                                                          =========


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE E - NOTES PAYABLE

    A summary of notes payable at December 31, 1999 follows:

       Note payable to bank, due in variable weekly installments based on 90% of sales price of inventory collateral approximating $2,500,000. The note
          bears interest at 9.25% and is due June 24, 2000                             $2,230,695

       Note payable to limited partnership with interest at 10%, collateralized
          by marketable securities and due April 22, 2000                                 245,000

       Various demand notes to individuals with interest rates from 8% to 14%           2,031,415
                                                                                        ---------

                                                                                       $4,507,110
                                                                                        =========
    In connection with notes payable to limited partnership,  the Company issued warrants for 27,500 shares of common stock  expiring  December 31, 2001. The warrants have an exercise price of $3.49 and a value of $30,000.

NOTE F - LONG-TERM DEBT

    A summary of long-term debt at December 31, 1999 follows:

       Mortgage payable, due in monthly installments of $6,452, including interest based on 30 year US Treasury note rate plus 2-1/2% (7.8% at December 31, 1999);

          balance due in January 2014                                                   $ 614,498

       Convertible note, due December 1, 2001.  Interest is payable quarterly at
          a rate of 9%                                                                    118,751

       Convertible note, due December 31, 2001. Interest is payable quarterly at
          a rate of 8%                                                                    875,000

       Capital lease obligations                                                           29,687
                                                                                          -------
                                                                                        1,637,936
          Less current maturities                                                         250,047
                                                                                         --------

                                                                                       $1,387,889
                                                                                        =========

    Convertible Notes
    -----------------

    In December 1995, the Company issued a long-term convertible note in the amount of $150,000. The note bore interest at 8% payable quarterly and matured in December 1998. At any time prior to full payment of the note, the lender may exercise its right to convert the outstanding indebtedness into shares of common stock at a conversion rate of $.50 per share. During 1999, $12,500 of the note was converted into common stock at $.50 per share. In addition, the due date was extended to December, 2001 with interest at 9% and the conversion rate was changed to $.75 per share.



             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE F - LONG-TERM DEBT - Continued

    In December 1996, the Company issued a long-term convertible note in the amount of $875,000. The note bears interest at 8% payable quarterly. The principal matures in installments of $100,000 in February 2000, $100,000 in December, 2000, and $675,000 in December, 2001. At any time prior to full payment of the note, the holder may convert $100,000 of this note into common stock at a conversion rate of $1.00 per share.

    Aggregate maturities of long-term debt is as follows lease obligations:

       2000                                                                                              $  250,047
       2001                                                                                                 819,409
       2002                                                                                                  27,952
       2003                                                                                                  30,450
       2004                                                                                                  33,171
       Thereafter                                                                                           473,700
                                                                                                          ---------

       Total                                                                                             $1,634,729
                                                                                                          =========


NOTE G - EARNINGS PER SHARE

     A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December
     31, 1999 and 1998 is as follows:

                                                                                           1999
                                                                        -------------------------------------------
                                                                                                          Per-share
                                                                           Income           Shares          amount
                                                                        ------------     ----------        --------
        Basic earnings per common share
           Income from operations allocable to
              common stockholders                                           $285,302      4,256,920            $.07
                                                                                                                ===

        Effect of dilutive securities
           Stock options and warrants                                             -          95,006
           Convertible debt                                                   11,629        260,319
                                                                             -------       --------

        Diluted earnings per common share
           Income from operations available to common
              stockholders plus assumed conversions                         $296,931      4,612,245            $.06
                                                                             =======      =========             ===




             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE G - EARNINGS PER SHARE - Continued

                                                                                           1998
                                                                            ---------------------------------------

                                                                                                          Per-share
                                                                             Income         Shares          amount
                                                                            --------     ----------        --------
        Basic earnings per common share
           Income from continuing operations                                $418,133      4,156,705        $ .10

        Effect of dilutive securities
           Stock options                                                          -          33,396
           Convertible debt                                                   14,000        379,087
                                                                             -------       --------

        Diluted earnings per common share
           Income available to common stockholders
              plus assumed conversions                                      $432,133      4,569,188        $ .09
                                                                             =======      =========         ====


NOTE H - STOCK OPTIONS

    The Company has granted stock options to key employees to purchase shares of the Company's common stock. Each option issued vests according to schedules designated by the Board of Directors, not to exceed three years. The exercise price is based upon the estimated fair market value of the Company's common stock at the date of grant, and is payable when the option is exercised.

    The  Company  has  adopted  only  the  disclosure  provisions  of  Financial
    Accounting Standard No. 123, "Accounting for Stock-Based  Compensation" (FAS
    123).  It applies  APB  Opinion  No.  25,  "Accounting  for Stock  Issued to
    Employees," and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation.

    The following table summarizes the activity in common shares subject to options for the two years ended December 31, 1999:

                                                             1999                                1998
                                                  ------------------------------      -----------------------------
                                                                    Weighted                           Weighted
                                                                     average                            average
                                                    Options       exercise price       Options       exercise price
                                                   ---------      --------------      ---------      --------------

       Outstanding at beginning of year              340,000          $2.12             340,000          $2.12
       Granted                                        94,000           4.13                  -              -
                                                     -------           ----                 ---            ---

       Outstanding at end of year                    434,000          $2.55             340,000          $2.12
                                                     =======           ====             =======           ====

       Exercisable at end of year                    395,000          $2.45             340,000          $2.12
                                                     =======           ====             =======           ====

       Weighted average fair
         value of options granted

         during the year                                              $3.39                               $ -
                                                                       ====                                ===




             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE H - STOCK OPTIONS - Continued

    Stock options outstanding at December 31, 1999:

                                        Options Outstanding                                 Options Exercisable
                                 -----------------------------                         ---------------------------

                                                  Weighted
                                                   average             Weighted                         Weighted
                Range of                         remaining              average                          average
             exercise price       Options     contractual life      exercise price      Options      exercise price
             --------------      ---------    ----------------      --------------     ----------    --------------

             $1.63 to $2.25        340,000      Six months after       $2.12            340,000          $2.12
                                termination of
                                  employment

             $3.63 to $4.19        59,000       Six months after       $3.69             20,000          $3.83
                                termination of
                                  employment

             $4.875                 35,000         5 years             $4.875            35,000          $4.875
                                   -------                                              -------

                                   434,000                                              395,000
                                   =======                                              =======

    Had compensation costs for stock-based compensation plans been determined consistent with the fair value method of SFAS 123, the Company's net earnings and net earnings per common and diluted share for 1999 would have been:

       Net earnings

         As reported                                                                                   $285,302
         Pro forma                                                                                      155,106
       Basic earnings per common share
         As reported                                                                                        .07
         Pro forma                                                                                          .04
       Diluted earnings per common share
         As reported                                                                                        .06
         Pro forma                                                                                          .03

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1998, expected volatility of 70% to 86%, risk-free rate of 6.3 to 6.6%, no dividend yield and expected life of 8 years.




             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE I - OTHER COMPREHENSIVE INCOME

Other comprehensive income at December 31, 1999 and 1998 is as follows:

                                                                   Tax
                                               Before-Tax       (Expense)     Net-of-Tax
                                                   Amount      or Benefit        Amount
                                               ----------      ----------     ----------

Unrealized holding gains at January 1, 1998     $   674,123    $  (229,200)   $   444,923
                                                -----------    -----------    -----------

Unrealized holding gains arising during 1998        347,137       (118,027)       229,110

Less reclassification adjustment for gains
   realized in net income                        (1,028,760)       349,777       (678,983)
                                                -----------    -----------    -----------

Net unrealized gains                               (681,623)       231,750       (449,873)
                                                -----------    -----------    -----------

Other comprehensive income (loss) at
   December 31, 1998                            $    (7,500)   $     2,550    $    (4,950)

Unrealized holding losses arising during 1999        (3,000)         1,020         (1,980)
                                                -----------    -----------    -----------

Other comprehensive income (loss) at
   December 31, 1999                            $   (10,500)   $     3,570    $    (6,930)
                                                ===========    ===========    ===========


NOTE J - INCOME TAXES

    The income tax  provision  reconciled  to the tax computed at the  statutory
Federal rate follows:

                                                                 1999              1998
                                                                ------            ------

       Tax expense at statutory rate                           $154,115          $214,540
       Nondeductible expenses and other                          13,863            (1,573)
                                                                -------           -------

       Tax expense                                             $167,978          $212,967
                                                                =======           =======

       Current                                                 $135,016          $ 33,015
       Deferred                                                  32,962           179,952
                                                                -------           -------

                                                               $167,978          $212,967
                                                                =======           =======

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE J - INCOME TAXES - Continued

    Deferred income taxes are comprised of the following at December 31, 1999:


       Deferred tax assets:
          Unrealized loss on available for sale securities       $    3,570
          Depreciation                                                4,361
                                                                   --------
                                                                      7,931

       Deferred tax liabilities:
          Unrealized gain on trading securities                    (628,775)
                                                                   --------

          Net deferred tax liability                             $ (620,844)
                                                                   ========


NOTE K - OPERATING LEASE

    The Company leases certain of its facilities under operating leases. The minimum rental commitments under noncancellable operating leases are as follows:

       Year ending December 31,
          2000                                                   $  385,872
          2001                                                      386,943
          2002                                                      386,760
          2003                                                      388,764
          2004                                                      259,176
                                                                   --------

                                                                 $1,807,515
                                                                 ==========
    Rent   expense  for  the  years  ended   December  31,  1999  and  1998  was
    approximately $221,000 and $117,000, respectively, and was decreased by sublease income of approximately $18,000 and $108,000, respectively.

NOTE L - ACQUISITION

   On August 13, 1999 the Company purchased substantially all assets of Silverman Consultants, Inc. ("Silverman") located in Mt. Pleasant, South Carolina. Silverman's primary business is conducting liquidation, consolidation, promotional or other large-scale retail sales for jewelry stores and other types of retailers. The purchase price of $3,100,000 consisted of the issuance of 200,000 of the Company's newly issued unregistered common stock and the assumption by the Company of a $2,500,000 obligation to a bank. The purchase price has been allocated as follows: inventory ($2,500,000); property and equipment ($131,000); and goodwill ($469,000). The results of Silverman have been included in the consolidated financial statements since August 13, 1999.



             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998



NOTE L - ACQUISITION - Continued

   The  following  unaudited  pro  forma  information   presents  a  summary  of
   consolidated  results of  operations  and the  acquired  Silverman  as if the acquisition had occurred on January 1, 1998:

                                                                                          1999              1998
                                                                                      ------------      -----------

         Revenue                                                                      $23,010,525       $22,627,531
         Net loss                                                                        (442,217)       (1,503,427)
         Loss per share                                                                      (.10)            (.35)


NOTE M - BUSINESS SEGMENT INFORMATION

   The Company's operations by business segment were as follows:

                                                                           Consulting     Corporate
                                  Software      Liquidations   Jewelry       Services      & other      Consolidated
                                  --------      ------------  ----------    ---------    ----------     ------------
      Revenues

         1999                     $160,000      $2,212,060   $19,107,084    $ 193,461    $      -       $21,672,605
         1998                           -               -     15,817,775      600,522       54,620       16,472,917

      Operating income (loss)
         1999                     $ 86,715      $  (48,371)  $   462,582    $ (45,150)   $(170,474)     $   285,302
         1998                           -               -        249,256      169,077           -           418,133

      Identifiable assets

         1999                     $132,315      $3,682,549   $ 4,699,172    $3,951,319    $      -      $12,465,355
         1998                           -               -      3,559,273     3,106,879       88,917       6,755,069

      Capital expenditures

         1999                     $ 19,375      $  131,426   $   104,764    $    8,738    $      -      $   264,303
         1998                           -               -         66,997        25,836           -           92,833

      Depreciation and
         amortization

             1999                 $  4,045      $   89,318   $    99,115    $   17,627    $      -      $   210,105
             1998                       -               -         83,425        17,731           -          101,156


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           December 31, 1999 and 1998



   NOTE N - SUBSEQUENT EVENT

      On March 2, 2000, the Company acquired certain assets of Fairchild International, Inc. The purchase price consisted of $350,000 in cash, a promissory note for $450,000 and 62,745 shares of the Company's common stock. The acquisition will be accounted for as a purchase. Accordingly, a portion of the purchase price will be allocated to net tangible and intangible assets acquired based on their estimated fair values.