Form 10QSB
period 2000-03-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2000-05-15
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 2000
                                  --------------

(   ) Transition  Report under Section 13 or 15(d) of the  Securities  Exchange
      Act of 1934

For the transition period from                 to
                               ---------------     ---------------

Commission File Number            1-11048
                       -------------------------------------------

                      Dallas Gold and Silver Exchange, Inc.
                      -------------------------------------
                         (Name of small business issuer)


        Nevada                                          88-0097334
----------------------------                    -------------------------------
(State or other jurisdiction                    (I.R.S. Employer Identification
 of incorporation or organization)               Number)



     2817 Forest Lane, Dallas, Texas                      75234
-----------------------------------------------         ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at April 28, 2000
----------------------------                    -------------------------------
Common Stock, $.01 per value                        4,509,157



PART I.   FINANCIAL INFORMATION

Dallas Gold and Silver Exchange, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
                                                                    March 31, 2000   December 31, 1999
                                                                    ----------------------------------
CURRENT ASSETS
    Cash and cash equivalents                                         $    837,588    $  1,263,716
    Marketable securities-trading                                                        3,086,728
    Trade receivables                                                      601,115         735,778
    Inventories                                                          5,274,226       5,510,097
    Prepaid expenses                                                       101,158          65,983
                                                                      ------------    ------------
                Total current assets                                     6,814,087      10,662,302

MARKETABLE SECURITIES - AVAILABLE FOR SALE                               1,334,480          15,000

PROPERTY AND EQUIPMENT - AT COST, NET                                    1,341,507       1,232,409

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                1,467,122         498,431

OTHER ASSETS                                                                87,005          57,213
                                                                      ------------    ------------

                                                                      $ 11,044,201    $ 12,465,355
                                                                      ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

    Notes payable                                                     $  3,290,389    $  4,507,110
    Current maturities of long-term debt                                   125,189         250,047
    Accounts payable - trade                                               812,409         943,879
    Accrued expenses                                                       128,771         401,340
    Accrued compensation                                                   116,000         370,641
    Customer deposits                                                       92,670          90,193
    Federal income taxes payable                                             5,038         116,578
    Deferred income taxes                                                  596,770         620,844
                                                                      ------------    ------------

                 Total current liabilities                               5,167,236       7,300,632

LONG-TERM DEBT, less current maturities                                  1,771,706       1,387,889

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,526,657 shares at                   45,267          43,679
          March 31, 2000 and 4,367,9125 shares at December 31, 1999
    Additional paid-in capital                                           4,335,586       3,967,931
    Accumulated other comprehensive loss                                   (53,662)         (6,930)
       Accumulated deficit                                                (113,760)       (227,846)
                                                                      ------------    ------------
                                                                         4,213,431       3,776,834
     Less common  treasury shares, 17,500 shares                          (108,172)           --
                                                                      ------------    ------------
                 Total shareholders' equity                              4,105,259       3,776,834
                                                                      ------------    ------------

                                                                      $ 11,044,201    $ 12,465,355
                                                                      ============    ============





Dallas Gold and Silver Exchange, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                March 31, 2000    March 31, 1999
                                                                --------------    --------------

Revenue

    Sales                                                       $ 5,575,601          $ 4,629,461
    Pawn services charges                                            19,760               13,475
    Gain (loss) on marketable securities - trading                  269,363             (596,257)
    Other Income                                                      2,400                  355
                                                                -----------          -----------
                                                                  5,867,124            4,047,034

Costs and expenses
    Cost of goods sold                                            4,274,587            3,981,379
    Consulting service costs                                         28,463               52,455
    Selling, general and administrative expenses                  1,216,595              518,585
    Depreciation and amortization                                    65,021               29,572
    Interest expense                                                108,372               54,720
                                                                -----------          -----------
                                                                  5,693,038            4,636,711
                                                                -----------          -----------

                      Income before income taxes                    174,086             (589,677)

Income tax expense (benefit)                                         60,000             (200,490)
                                                                -----------          -----------

                      Net income (loss)                         $   114,086          $  (389,187)
                                                                ===========          ===========

Earnings per common share
     Basic                                                             $.03                $(.09)
     Diluted                                                           $.02                $(.09)

Weighted average number of common shares
     Basic                                                        4,405,614            4,178,912
     Diluted                                                      4,768,446            4,178,912





Dallas Gold and Silver Exchange, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                              2000          1999
                                                                         -----------    -----------

Reconciliation of net income to net cash provided by
   (used in) operating activities
        Net income (loss)                                                $   114,086    $  (389,187)
        Common stock issued for services                                      10,250         25,000
        Depreciation and amortization                                         65,021         29,572
        Deferred taxes                                                       (24,074)      (215,130)
            (Increase) decrease in operating assets and liabilities
              Net change in marketable securities                          1,767,248        648,058
              Trade receivables                                              134,663         70,711
              Inventories                                                    235,871       (261,099)
              Prepaid expenses and other current assets                      (35,175)       (22,622)
              Accounts payable and accrued expenses                         (658,680)      (680,498)
              Customer deposits                                                2,477         14,772
              Federal income taxes payable                                  (111,540)        14,640
                                                                         -----------    -----------
                Total net cash provided (used in) operating activities     1,500,147       (765,783)

Cash flows from investing activities

              Decrease in notes receivable officers                             --              801
              Purchase of Fairchild International, Inc.                     (230,000)
              Purchase of property and equipment                            (150,690)       (70,078)
                                                                         -----------    -----------
                 Net cash used in investing activities                      (380,690)       (69,277)

Cash flows from financing activities

             Repayment of indebtness                                      (1,357,474)       (41,005)
             Purchase  and retirement of common stock                        (79,934)       (35,958)
                Purchase of common treasury stock                           (108,172)
                                                                         -----------    -----------
                Net cash used in financing activities                     (1,545,585)       (76,963)
                                                                         -----------    -----------

Net decrease in cash and cash equivalents                                   (426,128)      (912,023)

Cash and cash equivalents at beginning of year                             1,263,716      1,004,836
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $   837,588    $    92,813
                                                                         ===========    ===========


Supplemental schedule of noncash, investing and financing activities:

During 2000, debt amounting to $ 75,000 was converted to common stock.

In connection with the Company's acquisition of Fairchild International, Inc., 62,745 shares of common stock were issued with a value of $320,000 and a note payable was issued for $450,000.



(1)  Basis of Presentation:


     The accompanying unaudited condensed consolidated financial statements of Dallas Gold and Silver Exchange, Inc. and Subsidiaries include the financial statements of Dallas Gold and Silver Exchange, Inc. and its wholly-owned subsidiaries, DGSE Corporation, DLS Financial Services, Inc.,
     National Jewelry Exchange, Inc., Silverman Consultants, Inc. and eye media, inc. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The Company's operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

     On  March 2,  2000,  the  Company  acquired  certain  assets  of  Fairchild
     International, Inc. The purchase price consisted of $350,000 in cash, a promissory note for $450,000 and 62,745 shares of the Company's common stock. The acquisition has been accounted for as a purchase. Accordingly, a portion of the purchase price has been allocated to net tangible and intangible assets acquired based on their estimated fair values.

(2)  - Earnings per share

     A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the period ended March 31.
     2000 is as follows:

                                                                                           2000
                                                                        -------------------------------------------
                                                                                                          Per-share
                                                                           Income           Shares          amount
                                                                        ------------     ----------        --------

        Basic earnings per common share
           Income from operations allocable to
              common stockholders                                        $114,086        4,405,614          $.03
                                                                                                             ===

        Effect of dilutive securities
           Stock options and warrants                                        --            154,499
           Convertible debt                                                 3,877          208,333
                                                                         --------        ---------

        Diluted earnings per common share
           Income from operations available to common
              stockholders plus assumed conversions                      $117,963        4,768,446          $.02
                                                                         ========        =========           ===

   No reconciliation for 1999 is provided because the effect is not dilutive.

(3)  - Business segment information

   The Company's operations by business segment were as follows:

                                                                           Consulting     Corporate
                                  Software    Liquidations      Jewelry      Services      & other      Consolidated
                                  --------    ------------      -------    ----------     ---------     ------------
      Revenues
         2000                     $ 46,595      $1,296,330   $ 4,252,470    $ 271,729     $     -       $ 5,867,124
         1999                           -               -      4,642,953     (595,919)          -         4,047,034

      Operating income (loss)
         2000                     $ 16,063      $ (148,849)  $   104,379    $ 236,256     $( 33,763)    $   174,086
         1999                           -               -         70,522     (635,199)      (25,000)       (589,677)

      Identifiable assets
         2000                     $ 90,319      $3,865,731   $ 5,058,470    $2,029,681    $     -       $11,044,201
         1999                           -               -      2,457,277     2,990,466          -         5,447,743







   (3)  - Business segment information, continued

      Capital expenditures
         2000                     $  6,000      $       -    $   144,690    $       -     $     -       $   150,690
         1999                                                     70,078                                     70,078

      Depreciation and
        amortization
         2000                     $    969      $   36,012   $ 23,633       $   4,407     $     -       $    65,201
         1999-                                                 25,372           4,200                        29,572

   (4)  - Other comprehensive income

        Other comprehensive income at December 31, 1999 and March 31, 2000 is as follows

                                                                              Tax
                                                              Before-Tax    (Expense)        Net-of-Tax
                                                                Amount      or Benefit        Amount
                                                             ------------   ----------       ----------
    Other comprehensive income (loss) at                    $  (10,500)     $   3,570        $  (6,930)
       December 31, 1999

    Unrealized holding losses arising during 2000              (70,806)        24,074          (46,732)
                                                            ------------    ---------        ----------

    Other comprehensive income (loss) at
          March 31, 2000                                    $  (81,306)     $  27,644        $ (53,662)
                                                            ===========     =========        ==========





MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Quarter ended March 31, 2000 vs 1999:

Sales for the first quarter of 2000 increased $946,140 or 20.4% when compared to the corresponding quarter of 1999. The increase was the result of software sales in the amount of $46,595, sales in the amount of $1,296,330 from the liquidation business which the Company acquired in August 1999 and a decrease in sales in the amount of $390,483 from the jewelry segment. The decrease in sales from the jewelry segment was due to a $1,355,179 decline in precious metals sales. Pawn service fees increased by 46.6% due to the acquisition of National Jewelry Exchange, Inc. (formerly Beltline Pawn) in December 1998. Gain (loss) on marketable securities - trading are the result of realized and unrealized gains and losses on trading securities. Cost of sales increased by $293,208 primarily due to the increase in sales volume.

General and administration expenses increased by $698,010 primarily due to the acquisition of Silverman Consultants, Inc. in August 1999, payroll and related cost and higher advertising cost. Interest expense increased by $53,652 due to the debt assumed in the Silverman acquisition. Depreciation and amortization expense increased by $35,449 due to depreciation on assets acquired in the Silverman acquisition and amortization of goodwill.

Income tax expense and benefit are provided at the corporate rate of 34% for both 2000 and 1999.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 2000, the Company's sold $ 1,965,802 of marketable securities. A portion of these funds were used to retire debt in the amount of $ 1,357,474, the purchase and retirement of common stock in the amount of $79,934 and the purchase of common treasury stock in the amount of $ 108,172. Also, during March 2000 the Company acquired certain assets of Fairchild International, Inc. A cash payment in the amount of $ 350,000 was required as part of the purchase price. In addition, during the first quarter of 2000, the Company reduced accounts payable and accrued expenses by $ 658,680 and paid federal income taxes in the amount of $ 115,000.

Management of the Company expects capital expenditures to total approximately $100,000 during the balance of 2000. It is anticipated that these expenditures will be funded from the Company's current working capital position.

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

         Exhibits - 10.1 Bill of Sale and Asset Purchase Agreement

                    27    Financial Data Schedule


         Reports on Form 8-K - None

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dallas Gold and Silver Exchange, Inc.




By:      /s/ L. S. Smith                    Dated: May 12, 2000
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:      /s/ L. S. Smith                    Dated: May 12, 2000
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

By:      /s/ W. H. Oyster                   Dated: May 12, 2000
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: May 12, 2000
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)