Form 10QSB
period 2000-06-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2000-07-25
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 2000
                               -------------------

 (   )   Transition Report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934

For the transition period from                 to
                               ---------------    ----------------

Commission File Number         1-11048
                       ----------------

                     Dallas Gold and Silver Exchange, Inc.
                     -------------------------------------
                        (Name of small business issuer)



             Nevada                                        88-0097334
----------------------------------            ----------------------------------
(State or other jurisdiction                  (I.R.S. Employer Identification
 of incorporation or organization)             Number)



     2817 Forest Lane, Dallas, Texas                          75234
----------------------------------------                   ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 12, 2000
----------------------------                        ----------------------------
Common Stock, $.01 per value                                 4,728,004



PART I.   FINANCIAL INFORMATION

Dallas Gold and Silver Exchange, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)


ASSETS
                                                                June 30, 2000  December 31, 1999
                                                                -------------  -----------------
CURRENT ASSETS
  Cash and cash equivalents                                     $    266,405    $  1,263,716
  Marketable securities - trading                                       --         3,086,728
  Trade receivables                                                  909,303         735,778
  Inventories                                                      6,434,861       5,510,097
  Prepaid expenses                                                   210,110          65,983
                                                                ------------    ------------

       Total current assets                                        7,820,679      10,662,302

MARKETABLE SECURITIES - AVAILABLE FOR SALE                         1,511,644          15,000

PROPERTY AND EQUIPMENT - AT COST, NET                              1,293,264       1,232,409

GOODWILL, NET OF ACCUMULATED AMORTIZATION                          1,438,709         498,431

OTHER ASSETS                                                          84,252          57,213
                                                                ------------    ------------

                                                                $ 12,148,548    $ 12,465,355
                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                 $  3,853,211    $  4,507,110
  Current maturities of long-term debt                                40,521         250,047
  Accounts payable - trade                                           975,031         943,879
  Accrued expenses                                                   100,223         401,340
  Accrued compensation                                               102,000         370,641
  Customer deposits                                                   94,175          90,193
  Federal income taxes payable                                       200,000         116,578
  Deferred income taxes                                              498,935         620,844
                                                                ------------    ------------

       Total current liabilities                                   5,864,096       7,300,632

LONG-TERM DEBT, less current maturities                            1,690,553       1,387,889

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 10,000,000
    shares; issued and outstanding 4,728,004 shares at
    June  30, 2000 and 4,367,9125 shares at December 31, 1999         47,280          43,679
  Additional paid-in capital                                       4,591,789       3,967,931
  Accumulated other comprehensive loss                              (212,615)         (6,930)
  Retained earnings (deficit)                                        167,445        (227,846)
                                                                ------------    ------------
       Total shareholders' equity                                  4,593,899       3,776,834

                                                                $ 12,148,548    $ 12,465,355
                                                                ============    ============


Dallas Gold and Silver Exchange, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                      Three Months Ended
                                                 June 30, 2000   June 30, 1999
                                                 -------------   -------------
Revenue
    Sales                                          $5,529,300      $3,988,719
    Pawn services charges                              22,240          12,195
    Consulting services                               418,000            --
    Gain on marketable securities - trading              --           110,662
    Other Income                                        3,475              51
                                                   ----------      ----------
                                                    5,973,015       4,111,627

Costs and expenses
    Cost of goods sold                              4,221,066       3,183,015
    Consulting service costs                           16,138          45,725
    Selling, general and administrative expenses    1,112,065         634,820
    Depreciation and amortization                     105,849          28,434
    Interest expense                                   96,692          55,440
                                                   ----------      ----------
                                                    5,551,810       3,947,434
                                                   ----------      ----------

         Income before income taxes                   421,205         164,193

Income tax expense                                    140,000          55,825
                                                   ----------      ----------

         Net income                                $  281,205      $  108,368
                                                   ==========      ----------

Earnings per common share
     Basic                                               $.06            $.03
     Diluted                                             $.06            $.02

Weighted average number of common shares
     Basic                                          4,447,644       4,178,912
     Diluted                                        4,812,428       4,566,395



Dallas Gold and Silver Exchange, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                               Six Months Ended
                                                        June 30, 2000   June 30, 1999
                                                        -------------   -------------
Revenue
    Sales                                                 $11,104,901     $ 8,618,180
    Pawn services charges                                      42,000          25,670
    Consulting services                                       418,000            --
    Gain (loss) on marketable securities - trading            269,363        (485,595)
    Other Income                                                5,875             406
                                                          -----------     -----------
                                                           11,840,139       8,158,661
Costs and expenses
    Cost of goods sold                                      8,495,653       7,164,394
    Consulting service costs                                   44,601          98,180
    Selling, general and administrative expenses            2,328,660       1,153,405
    Depreciation and amortization                             170,870          58,006
    Interest expense                                          205,064         110,160
                                                          -----------     -----------
                                                           11,244,848       8,584,145
                                                          -----------     -----------
          Income (loss) before income taxes                   595,291        (425,484)

Income tax expense (benefit)                                  200,000        (144,665)
                                                          -----------     -----------

          Net income (loss)                               $   395,291     $  (280,819)
                                                          ===========     ===========

Earnings per common share
     Basic                                                       $.09           ($.07)
     Diluted                                                     $.08           ($.06)

Weighted average number of common shares
     Basic                                                  4,447,644       4,178,912
     Diluted                                                4,812,428       4,566,395





Dallas Gold and Silver Exchange, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                               2000         1999
                                                                            ----------   ----------
Reconciliation of net income to net cash provided by
 (used in) operating activities
      Net income (loss)                                                     $  395,291   $ (280,819)
      Common stock issued for services                                          14,208       25,000
      Depreciation and amortization                                            170,870       58,006
      Deferred taxes                                                          (121,909)    (179,587)
        (Increase) decrease in operating assets and liabilities
           Net change in marketable securities                               1,590,084      527,856
           Trade receivables                                                  (173,525)       9,482
           Inventories                                                        (924,764)    (460,708)
           Prepaid expenses and other assets                                  (191,097)     (48,451)
           Accounts payable and accrued expenses                              (538,606)    (502,858)
           Customer deposits                                                     3,982      (41,498)
           Federal income taxes payable                                         83,422       34,922
                                                                            ----------   ----------
              Total net cash provided by (used in) operating activities        307,956     (858,655)

Cash flows from investing activities
           Decrease in notes receivable officers                                   -          2,001
           Purchase of Fairchild International, Inc.                          (230,000)
 .          Purchase of property and equipment                                 (152,072)     (94,692)
                                                                            ----------   ----------
              Net cash provided by (used in) investing activities             (382,072)     (92,691)

Cash flows from financing activities
           Net change in indebtedness                                         (730,648)     260,028
           Purchase  and retirement of common stock                           (192,547)     (39,206)
                                                                            ----------   ----------
              Net cash provided by (used in) financing activities             (923,195)     220,822
                                                                            ----------   ----------

Net decrease in cash and cash equivalents                                     (997,311)    (730,524)

Cash and cash equivalents at beginning of year                               1,263,716    1,004,836
                                                                            ----------   ----------

Cash and cash equivalents at end of period                                  $  266,405   $  274,312
                                                                            ==========   ==========


Supplemental schedule of non-cash, investing and financing activities:

During 2000, debt amounting to $ 415,522 was converted to common stock.

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

         The Company's operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

(2)  - Earnings per share

     A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the periods ended June 30.
     2000 is as follows:

                                                                             2000
                                                           -----------------------------------------
                                                                                          Per-share
                                                              Income         Shares         amount
                                                           -----------    -----------    -----------
        Basic earnings per common share
           Income from operations allocable to
              common stockholders                          $   395,291      4,447,644          $.09
                                                                                               ====

        Effect of dilutive securities
         Stock options and warrants                                -          188,438
         Convertible debt                                        3,795        176,346
                                                           -----------    -----------

        Diluted earnings per common share
           Income from operations available to common
                 stockholders plus assumed conversions     $   399,086      4,812,428          $.08
                                                           ===========    ===========          ====


   No reconciliation for 1999 is provided because the effect is not dilutive.


(3)  - Business segment information

   The Company's operations by business segment for the six months ended June 30 were as follows:

                                                                           Consulting     Corporate
                               Software     Liquidations     Jewelry        Services       & other      Consolidated
                             -----------    -----------    -----------    -----------    -----------    -----------
    Revenues
       2000                  $    67,595    $ 2,142,307    $ 8,945,552    $   684,685    $       -      $11,840,139
       1999                          -              -        8,643,867       (485,206)           -        8,158,661

    Operating income (loss)
       2000                     $ 17,441    $  (282,151)   $   234,827    $   649,887    $   (24,713)   $   595,291
       1999                          -              -          162,645       (563,129)       (25,000)      (425,484)

    Identifiable assets

       2000                     $ 84,324    $ 4,544,225    $ 5,846,579    $ 1,673,420    $       -      $12,148,548
       1999                          -              -        3,472,061      2,558,991            -        6,031,052






(3) - Business segment information, continued

    Capital expenditures
       2000                  $    23,252    $       -      $   128,820    $       -      $       -      $   152,072
       1999                          -              -           94,692            -              -           94,692

    Depreciation and
      amortization
       2000                  $     3,000    $    71,722    $    87,765    $     8,383    $       -      $   170,870
       1999-                         -              -           49,606          8,400            -           58,006


The Company's operations by business segment for the three months ended June 30 were as follows:

                                                                           Consulting     Corporate
                               Software     Liquidations     Jewelry        Services       & other      Consolidated
                             -----------    -----------    -----------    -----------    -----------    -----------
    Revenues
       2000                  $    21,000    $   845,977    $ 4,693,082    $   412,956    $       -      $ 5,973,015
       1999                          -              -        4,000,914        110,713            -        4,111,627

    Operating income (loss)
       2000                  $     1,378    $  (133,302)   $   130,448    $   413,631    $     9,050    $   421,205
       1999                          -              -           92,123         72,070            -          164,193

    Identifiable assets
       2000                  $    84,324    $ 4,544,225    $ 5,846,579    $ 1,673,420    $       -      $12,148,548
       1999                          -              -        3,472,061      2,558,991            -        6,031,052

    Capital expenditures
       2000                  $       -      $       -      $     1,382    $       -      $       -      $     1,382
       1999                          -              -           24,614            -              -           24,614

    Depreciation and
      amortization
       2000                  $     2,031    $    35,710    $    64,132    $    3,976     $       -      $   105,849
       1999-                         -              -           24,234         4,200             -           28,434


(4) - Other comprehensive income


    Other comprehensive income is as follows:

                                                                                Tax
                                                              Before-Tax     (Expense)      Net-of-Tax
                                                                Amount       or Benefit       Amount
                                                             -----------    -----------    -----------
      Other comprehensive income (loss) at                   $   (10,500)   $      3,570   $    (6,930)
       December 31, 1999

      Unrealized holding losses arising during 1st Qtr           (70,806)        24,075        (46,732)
                                                             -----------    -----------    -----------

      Other comprehensive income (loss) at                   $   (81,306)   $    27,644    $   (53,662)
       March 31, 2000

    Unrealized holding losses arising during 2nd Qtr            (240,838)        81,885       (158,953)
                                                             -----------    -----------    -----------

    Other comprehensive income (loss) at
          June 30, 2000                                      $  (322,144)   $   109,529    $  (212,615)
                                                             ===========    ===========    ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Three months ended June 30, 2000 vs 1999:

Sales for the three months ended June 30, 2000 increased $1,540,581 or 38.6% when compared to the corresponding quarter of 1999. The increase was the result of software sales in the amount of $21,000, sales in the amount of $845,976 from the liquidation business which the Company acquired in August 1999 and an increase in sales in the amount of $390,483 from the jewelry segment. The increase in sales from the jewelry segment was due to the acquisition of Fairchild International, Inc. in March 2000. Pawn service fees increased by 88.2% due to the acquisition of National Jewelry Exchange, Inc. (formerly Beltline Pawn) in December 1998. Gain on marketable securities - trading during 1999 was the result of realized and unrealized gains and losses on trading securities. Consulting services revenue in 2000 amounting to $418,000 was the result of the completion of a major consulting contract during the quarter. Cost of sales increased by $1,038,051 primarily due to the increase in sales volume.

General and administration expenses increased by $477,245 primarily due to the acquisition of Silverman Consultants, Inc. in August 1999 and the acquisition of Fairchild International, Inc. in March 2000. Interest expense increased by $40,867 due to the debt assumed in the Silverman and Fairchild acquisitions. Depreciation and amortization expense increased by $77,415 due to the Silverman and Fairchild acquisitions.

Income tax expense are provided at the corporate rate of 34% for both 2000 and 1999.


Six months ended June 30, 2000 vs 1999:

Sales for the six months ended June 30, 2000 increased $2,486,721 or 28.9% when compared to the corresponding period of 1999. The increase was the result of software sales in the amount of $67,595, sales in the amount of $2,142,307 from the liquidation business which the Company acquired in August 1999 and an increase in sales in the amount of $276,819 from the jewelry segment. The increase in sales from the jewelry segment was due to the acquisition of Fairchild International, Inc. in March 2000. Pawn service fees increased by 63.6% due to the acquisition of National Jewelry Exchange, Inc. (formerly Beltline Pawn) in December 1998. Gain (loss) on marketable securities - trading are the result of realized and unrealized gains and losses on trading securities.

Consulting services revenue during 2000 amounting to $418,000 was the result of the completion of a major consulting contract during the period. Cost of sales increased by $1,331,259 primarily due to the increase in sales volume.

General and administration expenses increased by $1,175,255 primarily due to the acquisition of Silverman Consultants, Inc. in August 1999 and the acquisition of Fairchild International, Inc. in March 2000. Interest expense increased by $94,904 due to the debt assumed in the Silverman and Fairchild acquisitions. Depreciation and amortization expense increased by $112,864 due to the Silverman and Fairchild acquisitions.

Income tax expense and benefit are provided at the corporate rate of 34% for both 2000 and 1999.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 2000, the Company's sold $ 1,965,802 of marketable securities. A portion of these funds were used to retire debt in the amount of $ 720,398 and the purchase and retirement of common stock in the amount of $192,547. Also, during March 2000 the Company acquired certain assets of Fairchild International, Inc. A cash payment in the amount of $ 350,000 was required as part of the purchase price. In addition, during the first half of 2000, the Company reduced accounts payable and accrued expenses by $ 538,606, paid federal income taxes in the amount of $ 115,000 and increased inventory by $ 924,764.

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


PART II.   OTHER INFORMATION
----------------------------

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             Exhibits -  27    Financial Data Schedule

             Reports on Form 8-K - None

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dallas Gold and Silver Exchange, Inc.

By:      /s/ L. S. Smith                    Dated: July 19, 2000
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:      /s/ L. S. Smith                    Dated: July 19, 2000
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

By:      /s/ W. H. Oyster                   Dated: July 19, 2000
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: July 19, 2000
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)