Form 10QSB
period 2000-09-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2000-11-08
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2000
                                ------------------

 (   )  Transition  Report under Section 13 or 15(d) of the Securities  Exchange
        Act of 1934

For the transition period from ________________  to ________________

Commission File Number    1-11048
                       ------------

                      Dallas Gold and Silver Exchange, Inc.
                      -------------------------------------
                        (Name of( small business issuer)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 12, 2000
----------------------------                     -------------------------------
Common Stock, $.01 per value                               4,908,004



PART I.   FINANCIAL INFORMATION

Dallas Gold and Silver Exchange, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)



ASSETS                                                                September 30,   December 31,
                                                                           2000            1999
                                                                      ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                                         $    155,690    $  1,263,716
    Marketable securities - trading                                           --         3,086,728
    Trade receivables                                                      793,114         735,778
    Inventories                                                          7,200,240       5,510,097
    Prepaid expenses                                                       161,830          65,983
                                                                      ------------    ------------

                 Total current assets                                    8,310,874      10,662,302

MARKETABLE SECURITIES - AVAILABLE FOR SALE                               1,282,343          15,000

PROPERTY AND EQUIPMENT - AT COST, NET                                    1,319,997       1,232,409

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                1,391,060         498,431

OTHER ASSETS                                                               142,311          57,213
                                                                      ------------    ------------

                                                                      $ 12,446,585    $ 12,465,355
                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                     $  2,160,617    $  4,507,110
    Current maturities of long-term debt                                    94,401         250,047
    Accounts payable - trade                                             1,740,510         943,879
    Accrued expenses                                                       438,483         401,340
    Accrued compensation                                                   172,895         370,641
    Customer deposits                                                      104,483          90,193
    Federal income taxes payable                                           223,770         116,578
    Deferred income taxes                                                  472,627         620,844
                                                                      ------------    ------------
                 Total current liabilities                               5,407,786       7,300,632

LONG-TERM DEBT, less current maturities                                  1,682,242       1,387,889

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
      shares; issued and outstanding 4,908,004 shares at
      September 30, 2000 and 4,367,9125 shares at December 31, 1999         49,080          43,679
    Additional paid-in capital                                           5,487,739       3,967,931
    Accumulated other comprehensive loss                                  (389,034)         (6,930)
       Retained earnings (deficit)                                         208,772        (227,846)
                                                                      ------------    ------------
                          Total shareholders' equity                     5,356,557       3,776,834

                                                                      $ 12,446,585    $ 12,465,355
                                                                      ============    ============


Dallas Gold and Silver Exchange, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                      2000         1999
                                                   ----------   ----------
Revenue
    Sales                                          $5,773,779   $4,544,527
    Pawn services fees                                 27,630       17,114
    Consulting services                                38,000         --
    Gain on marketable securities - trading              --        216,974
    Other Income                                         --            175
                                                   ----------   ----------
                                                    5,839,409    4,778,790

Costs and expenses
    Cost of goods sold                              4,248,277    3,875,976
    Consulting services                                23,086       53,386
    Selling, general and administrative             1,289,410      719,628
    Depreciation and amortization                     105,144       34,935
    Interest                                          108,395       73,795
                                                   ----------   ----------
                                                    5,774,312    4,757,720
                                                   ----------   ----------

          Income before income taxes                   65,097       20,895

Income tax expense                                     23,770        7,105
                                                   ----------   ----------

          Net income                               $   41,327   $   13,790
                                                   ==========   ==========
Earnings per common share

    Basic                                          $      .01         --
    Diluted                                        $      .01         --

Weighted average number of common shares
    Basic                                           4,725,888    4,278,912
    Diluted                                         4,932,076    4,666,395

Dallas Gold and Silver Exchange, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         2000           1999
                                                    ------------   ------------
Revenue
    Sales                                           $ 16,878,680   $ 13,162,707
    Pawn services fees                                    69,630         42,784
    Consulting services                                  456,000           --
    Gain (loss) on marketable securities - trading       269,363       (268,621)
    Other Income                                           5,875            581
                                                    ------------   ------------
                                                      17,679,548     12,937,451
Costs and expenses
    Cost of goods sold                                12,743,930     11,040,370
    Consulting services                                   67,687        151,741
    Selling, general and administrative                3,618,070      1,873,033
    Depreciation and amortization                        276,014         92,941
    Interest                                             313,459        183,955
                                                    ------------   ------------
                                                      17,019,160     13,342,040
                                                    ------------   ------------
           Income (loss) before income taxes             660,388       (404,589)

Income tax expense (benefit)                             223,770       (137,560)
                                                    ------------   ------------

           Net income (loss)                        $    436,618   $   (267,029)
                                                    ============   ============
Earnings per common share
    Basic                                           $        .10   ($       .06)
    Diluted                                         $        .09   ($       .06)

Weighted average number of common shares
    Basic                                              4,548,318      4,212,912
    Diluted                                            4,932,076      4,599,395



Dallas Gold and Silver Exchange, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                               2000           1999
                                                                           -----------    -----------
Reconciliation of net income to net cash provided by
   (used in) operating activities
        Net income (loss)                                                  $   436,618    $  (267,029)
        Common stock issued for services                                        14,208         25,000
        Depreciation and amortization                                          276,014         92,941
       Unrealized loss on marketable securities, trading                          --          350,948
        Deferred taxes                                                        (148,217)      (137,560)
            (Increase) decrease in operating assets and liabilities
              Marketable securities - trading                                1,819,385         34,295
              Trade receivables                                                (57,326)       (21,034)
              Inventories                                                   (1,690,143)      (759,099)
              Prepaid expenses and other assets                                (95,847)       (94,559)
             Accounts payable and accrued expenses                             642,828       (201,711)
             Customer deposits                                                  14,290        (24,719)
             Federal income taxes payable                                      107,192        (11,658)
                                                                           -----------    -----------
               Total net cash provided by (used in) operating activities     1,319,002     (1,014,185)

Cash flows from investing activities
              Decrease in notes receivable officers                               --            2,801
              Purchase assets of Fairchild International, Inc.                (350,000)          --
              Purchase of property and equipment                              (112,822)       (90,774)
                                                                           -----------    -----------
               Net cash provided by (used in) investing activities            (462,822)       (87,973)

Cash flows from financing activities
             Net change in indebtedness                                     (1,771,659)       179,667
             Purchase and retirement of common stock                          (192,547)       (57,381)
                                                                           -----------    -----------
                     Net cash provided by (used in) financing activities    (1,964,206)       122,286
                                                                           -----------    -----------

Net decrease in cash and cash equivalents                                   (1,108,026)      (979,872)

Cash and cash equivalents at beginning of year                               1,263,716      1,004,836
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $   155,690    $    24,964
                                                                           ===========    ===========


Supplemental schedule of non-cash, investing and financing activities:

During 2000, debt amounting to $ 863,778 was converted to common stock.

In connection with the Company's acquisition of Fairchild International, Inc., 62,745 shares of common stock were issued with a value of $320,000 and a note payable was issued for $450,000.

In connection with the Company's acquisition of Silverman Consultants in August 1999, 200,000 shares of common stock were issued with a value of $615,000 and a $2,500,000 note payable was assumed for $2,500,000 of inventory and $131,000 of furniture and fixtures.


(1) - Basis of Presentation:

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

    The  Company's  operating  results for both the three and nine months  ended
    September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended
    December 31, 1999.

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

(2) - Earnings per share

    A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the period ended September
    30. 2000 is as follows:

                                                           Nine Months                            Three Months
                                                           -----------                            ------------
                                                                       Per-share                              Per-share
                                                  Income      Shares     amount          Income      Shares     amount
                                                 --------   ---------  ---------        --------   ---------  ---------
 Basic earnings per common share
   Income from operations allocable to
      common stockholders                        $436,618   4,548,318    $.10           $ 41,237   4,725,800    $.01
                                                                         ====                                   ====
 Effect of dilutive securities
  Stock options and warrants                         --       206,196                       --       206,196
  Convertible debt                                  3,795     177,562                       --          --
                                                 --------   ---------                   --------   ---------
 Diluted earnings per common share
   Income from operations available to common
      stockholders plus assumed conversions      $440,413   4,932,076    $.09           $ 41,237   4,932,076    $.01
                                                 ========   =========    ====           ========   =========    ====


No reconciliation for 1999 is provided because the effect is not dilutive.

(3)  - Business segment information

    The  Company's  operations  by business  segment  for the nine months  ended
    September 30 were as follows:

                                                                  Consulting  Corporate
                             Software  Liquidations    Jewelry     Services    & other   Consolidated
                             --------  ------------  -----------  ----------  ---------  ------------
 Revenues
    2000                     $157,035    $3,114,031  $13,685,798  $  722,684       -     $ 17,679,548
    1999                         -          192,744   13,012,804    (268,097)      -       12,937,451

 Income (loss) before income taxes
    2000                     $ 69,900    $ (351,351) $   326,259  $  659,010  $( 43,430) $    660,388
    1999                         -         (199,540)     216,073    (396,122)  ( 25,000)     (404,589)

 Identifiable assets
    2000                     $116,889    $4,640,526  $ 6,291,829  $1,397,341  $    -     $ 12,446,585
    1999                         -        3,052,802    3,606,394   2,700,483       -        9,359,679



(3) - Business segment information, continued

 Capital expenditures
    2000                     $ 44,946  $       -     $   187,876  $     -     $    -     $    232,822
    1999                         -          131,426       94,692        -          -          226,118

 Depreciation and
  amortization
    2000                     $  7,144  $    106,969  $   149,185  $   12,716  $    -     $    276,014
    1999                         -            6,449       73,892      12,600       -           92,941

The  Company's  operations  by  business  segment  for the  three  months  ended
September 30, were as follows:

                                                                  Consulting  Corporate
                             Software  Liquidations    Jewelry     Services    & other   Consolidated
                             --------  ------------  -----------  ----------  ---------  ------------
 Revenues
    2000                     $ 89,440  $    971,724  $ 4,740,246  $   37,999       -     $  5,839,409
    1999                         -          192,744    4,368,937     217,109       -        4,778,790

 Income (loss) before income taxes
    2000                     $ 52,459  $   ( 69,200) $    91,432  $    9,123  $ (18,717) $     65,097
    1999                         -         (199,540)      53,428     167,007       -           20,895

 Identifiable assets
    2000                     $116,889  $  4,640,526  $ 6,291,829  $1,397,341  $    -     $ 12,446,585
    1999                         -        3,052,802    3,606,394   2,700,483       -        9,359,679

 Capital expenditures
    2000                     $ 21,694  $       -     $    59,056  $     -     $    -     $     80,750
    1999                         -          131,426         -           -          -          131,426

 Depreciation and
  amortization
    2000                     $  4,144  $     35,247  $    61,420  $    4,333  $    -     $    105,144
    1999                         -            6,449       24,286       4,200       -           34,935


(4) - Other comprehensive income

   Other comprehensive income is as follows:




                                                            Tax
                                           Before-Tax    (Expense)  Net-of-Tax
                                              Amount    or Benefit   Amount
                                           ----------   ----------  ----------
Other comprehensive income (loss) at
  December 31, 1999                        $ (10,500)    $  3,570   $  (6,930)

Unrealized holding losses arising during
  The six months ended June 30, 2000        (311,644)     105,960    (205,684)
                                           ---------     --------   ---------
Other comprehensive income (loss) at
  June 30, 2000                            $(322,144)    $109,530   $(212,614)

Unrealized holding losses arising during
  3rd Qtr.                                  (258,305)      81,885    (176,420)
                                           ---------     --------   ---------
Other comprehensive income (loss) at
  September 30, 2000                       $(580,449)    $191,415   $(389,034)
                                           =========     ========   =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Three months ended September 30, 2000 vs 1999:

Sales for the three months ended September 30, 2000 increased $1,229,252 or 27.0% when compared to the corresponding quarter of 1999. The increase was the result of software sales in the amount of $89,440, an increase in sales in the liquidation segment in the amount of $778,980 which the Company acquired in August 1999 and an increase in sales in the amount of $371,309 from the jewelry segment. The increase in sales from the jewelry segment was due to the acquisition of the assets of Fairchild International, Inc. in March 2000. Consulting services revenue in the amount of $ 38,000 during the quarter ended September 30, 2000 were the result of additional fees received from a consulting contract completed during July 2000. Gain on marketable securities - trading during 1999 was the result of realized and unrealized gains and losses on trading securities and is included in consulting services revenue. Cost of goods sold increased by $372,301 primarily due to the increase in sales volume and the acquisition. Gross margins increased from 14.7% in 1999 to 26.4% in 2000 due to lower precious metal sales during the quarter ended September 30, 2000. Precious metal margins average approximately 1.5% to 2.0%.

General and administration expenses increased by $569,782 primarily due to the acquisition of Silverman Consultants, Inc. in August 1999 and the acquisition of Fairchild International, Inc. in March 2000. Interest expense increased by $34,600 due to the debt assumed in the Silverman and Fairchild acquisitions. Depreciation and amortization expense increased by $70,209 due to the Silverman and Fairchild acquisitions.

Income tax expense are provided at the corporate rate of 34% for both 2000 and 1999.

Nine months ended September 30, 2000 vs 1999:

Sales for the nine months ended September 30, 2000 increased $3,715,973 or 28.2% when compared to the corresponding period of 1999. The increase was the result of software sales in the amount of $157,035, an increase in sales in the amount of $2,921,287 from the liquidation business which the Company acquired in August 1999 and an increase in sales in the amount of $672,994 from the jewelry segment. The increase in sales from the jewelry segment was due to the acquisition of the assets of Fairchild International, Inc. in March 2000, Consulting service revenues during 2000 amounting to $456,000 was the result of the completion of a major consulting contract during the period. Gain (loss) on marketable securities - trading are the result of realized and unrealized gains and losses on trading securities and are included in consulting services revenue. Cost of sales increased by $1,703,560 primarily due to the increase in sales volume and the acquisition. Gross margins increased from 16.1% in 1999 to 24.5% in 2000 due to lower precious metal sales during the nine months ended September 30, 2000. Precious metal margins average approximately 1.5% to 2.0%.

General and administration expenses increased by $1,745,037 primarily due to the acquisition of Silverman Consultants, Inc. in August 1999 and the acquisition of Fairchild International, Inc. in March 2000. Interest expense increased by $129,504 due to the debt assumed in the Silverman and Fairchild acquisitions. Depreciation and amortization expense increased by $183,073 due to the Silverman and Fairchild acquisitions.

Income tax expense and benefit are provided at the corporate rate of 34% for both 2000 and 1999.

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 2000, the Company's sold $ 1,965,802 of marketable securities. A portion of these funds were used to retire debt in the amount of $ 907,881 and the purchase and retirement of common stock in the amount of $192,547. Also, during March 2000 the Company acquired certain assets of Fairchild International, Inc. A cash payment in the amount of $ 350,000 was required as part of the purchase price.

Management of the Company expects capital expenditures to total approximately $50,000 during the balance of 2000. It is anticipated that these expenditures will be funded from the Company's current working capital position.

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

Dallas Gold and Silver Exchange, Inc.

By:      /s/ L. S. Smith                    Dated: November 6, 2000
         ---------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:      /s/ L. S. Smith                    Dated: November 6, 2000
         ---------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

By:      /s/ W. H. Oyster                   Dated: November 6, 2000
         ---------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: November 6, 2000
         ---------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)