Form 10KSB
period 2000-12-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2001-03-29
CIK 701719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
(Mark One)
 ( x ) Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Fiscal year ended       December 31, 2000         or
                          --------------------------------

 (   )   Transition  Report  under  Section  13  or  15 (d)  of  the  Securities
         Exchange Act of 1934 (No Fee Required)

For the transition period from                  to
                               ----------------    ----------------
Commission file number     1-11048
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

Issuer's telephone number, including area code (972) 484-3662
                                               --------------

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class           Name of each exchange on which registered
 -------------------           -----------------------------------------
        None                                    None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock                                            None
$ .01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                                            ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                                      ---

During fiscal year ended December 31, 2000, total revenues were $ 25,799,918.

As of March 14, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $ 24,496,115.

As of March 14, 2001, 4,907,990 shares of Common Stock were outstanding.

Documents incorporated by reference: Portions of the proxy statement for the annual shareholders' meeting to be held June 25, 2001, are incorporated by reference into Part III.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Dallas Gold and Silver Exchange, Inc. (the "Company") sells jewelry and bullion products to both retail and wholesale customers throughout the United States and makes collateralized loans to individuals. During the last three years the Company has focused its efforts toward expanding its retail jewelry operations and internet related businesses. Management expects this trend to continue until such time that interest in precious metals results in significantly higher gross profit margins on bullion related products. The Company's products are marketed through its facilities in Dallas and Carrollton, Texas and Mt. Pleasant South Carolina and through its internet web sites dgse.com; FirstJewelryAuctions.com;
USBullionExchange.com;        FirstCoinAuction.com;        FairchildWatches.com;
SilvermanLiquidations.com; and ejewelryportal.com.

The Company also provides consulting services involving the reorganization of other business enterprises (primarily enterprises that are or have been involved in proceedings under Chapter 11 of the United States Bankruptcy Code). These services are provided through the Company's subsidiary DLS Financial Services, Inc. ("DLS").

The Company operates seven internet sites on the World Wide Web. Through dgse.com the Company operates a virtual store and a real-time auction of its jewelry products. Customers and the Company buy and sell items of jewelry and are free to set their own prices in an interactive market. FirstJewelryAuctions.com provides a forum for business to business and business to consumer auctions for the jewelry industry. For its services the Company receives a fee from the seller. The Company also offers customers current quotations for precious metals prices on its internet site
USBullionExchange.com. During 2000 the Company launched three new sites. FirstCoinAuctions.com provides auctions of the Company's rare coin products. FairchildWatches.com provides wholesale customers a virtual catalog of the Company's fine watch inventory and SilvermanLiquidations.com provides a real-time auction of closeout jewelry products. By December 31, 2000, over 7,500 items were available for sale on the Company's internet sites including $
10,000,000 in diamonds. In addition, the Company recently launched a consolidating portal through which all of its web sites can be accessed, ejewelryportal.com.

During 1998, the Company continued the development of its internet software and in February 1999, announced the release of Virtual Auctioneer v2.0, an electronic commerce product that allows users to easily build online auction sites. The Company began marketing its internet software product in late 1999 through its subsidiary eye media, inc. ("eye media").

In December 1998, the Company acquired the assets including inventory, pawn loans, equipment and pawn license of Belt Line Pawn Shop located in Carrollton, Texas. The Company formed a new wholly-owned subsidiary in February 1999, National Jewelry Exchange, Inc. ("NJE") and transferred these assets to this new subsidiary. The operations of Belt Line Pawn Shop are being continued under NJE. The Company has focused the operations of NJE on sales and pawn loans of jewelry products.

In August 1999 the Company purchased substantially all assets of The Silverman Group ("Silverman") located in Mt. Pleasant, South Carolina. Silverman's primary business is conducting liquidation, consolidation, promotional or other large-scale retail sales for jewelry stores and other types of retailers. The purchase price of $ 3,115,000 consisted of the issuance of 200,000 shares of the Company's newly issued restricted common stock and the assumption by the Company of a $ 2,500,000 obligation to a bank. The purchase price has been allocated as follows: inventory ($ 2,500,000); property and equipment ($ 131,000); and goodwill ($ 484,000). The results of Silverman have been included in the consolidated financial statements since the date of acquisition.

On March 2, 2000, the Company acquired certain assets of Fairchild International, Inc. ("Fairchild") located in Dallas, Texas. Fairchild's primary business is the wholesaling of fine watches. The purchase price consisted of $350,000 in cash, a promissory note for $450,000 and 62,745 newly issued restricted shares of the Company's common stock. The acquisition has been accounted for as a purchase. Accordingly, a portion of the purchase price has been allocated to net tangible and intangible assets acquired based on their estimated fair values. The results of Fairchild have been included in the consolidated financial statements since the date of acquisition.

Products and Services
---------------------

JEWELRY
-------

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

Bullion products are purchased and sold based on current market price. The availability of precious metal products is a function of price as virtually all bullion items are actively traded. Precious metals sales amounted to 15.9% of total sales for 2000 and 41.3% in 1999 (For further details, see Item 6 below). The Company did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 2000 or 1999.

PAWN
----

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

CONSULTING SERVICES
-------------------

DLS provides insolvency advisory services primarily to business enterprises that are or have been involved in proceedings under Chapter

Products and Services (continued...)
---------------------

11 of the United States Bankruptcy Code. Services provided by DLS include assistance in developing plans of reorganization, negotiations with creditors and general management advice.

DLS earns a cash fee and or equity participation in the organizations to which it provides services. DLS expects to accept only a limited number of assignments each year which meet the criteria of having significant fee and or substantial growth potential. Where equity participation is involved, as the client enterprises mature, DLS plans to sell its equity interest subject to compliance with state and federal securities law in order to provide non-dilutive resources for the expansion of the Company's other business activities.

During 2000 and 1999, the DLS sold a portion of these equity securities and realized gains in the amount of $ 266,714 and $ 83,116, respectively. In addition, during 1999 the Company had unrealized gains on trading securities in the amount of $ 109,771. As of December 31, 2000 the Company's investment in these enterprises totaled $ 856,081. In addition, during 2000 DLS completed a consulting engagement for which DLS received fee in the form of common stock in the client company. This common stock had a value of $ 456,000 and has been recorded as consulting service revenue during 2000.

INTERNET
--------

During 1995 the Company developed a World Wide Web Site on the Internet located at dgse.com. This web site is a fully integrated live trading market in jewelry items on the internet. Customers can buy and sell items of jewelry and are free to set their own prices in an interactive market. For its services, the Company collects a listing fee and a sales commission from the seller. In addition, the Company may offer for sale its own inventory. This site also includes a virtual store of the Company's jewelry products.

In April 1996 the Company began operating an additional web site.

This site allows customers unlimited access to current quotations for prices on approximately 200 precious metals, coins and other bullion related products. This site is located at USBullionExchange.com.

During 1997 management made a decision to significantly expand the Company's internet activities. With over 1 million page views during its first two years of operations, it became apparent that the Internet was a viable mechanism to sell products and introduce customers from around the world to the business of the Company. dgse.com was one of the first to utilize the auction format to sell jewelry and related products. In addition, introduction of a live real time trading floor in jewelry, diamonds and fine watches allowed this commercial site to attract wide participation. Our internet store functions as a CyberCashTM authorized site which allows customers to purchase products automatically, securely and on line. Auctions close at least five times per week and trading floor transactions can occur twenty-four hours per day.

In September 1999, the Company launched its third internet site FirstJewelryAuctions.com. This new site significantly expanded the Company's offerings on the internet and provides a forum for business to business auctions for the jewelry industry. By December 31, 2000, over 7,500 items were available for sale including over $ 10 million in diamonds.

Products and Services (continued...)
---------------------

During 2000 the launched three new sites. FirstCoinAuctions.com provides auctions of the Company's rare coin products. FairchildWatches.com provides wholesale customers a virtual catalog of the Company's fine watch inventory and SilvermanLiquidations.com provides a real-time auction of closeout jewelry products. In addition, the Company recently launched a consolidating portal through which all of its web sites can be accessed, ejewelryportal.com.

SOFTWARE
--------

During 1998, management decided to continue the development of its internet software and in February 1999 announced the release of Virtual Auctioneer v2.0, an electronic commerce product that allows users to easily build online auction sites. Virtual Auctioneer is built around an eye media developed bidding engine, which was created utilizing the Allaire ColdFusiontm development environment. Virtual Auctioneer allows clients unparalleled flexibility, customization and power, placing it in its own market space, by offering a complete, integrated online product.

LIQUIDATION
-----------

On August 13, 1999 the Company purchased substantially all of the assets of Silverman located in Mt. Pleasant, South Carolina. Silverman's primary business is conducting liquidation, consolidation, promotional or other large-scale retail sales for jewelry stores and other types of retailers. The Company is conducting the business of the through a newly formed wholly owned subsidiary, Silverman Consultants, Inc. ("SCI"). All senior management and key employees of the Silverman have become employees of the SCI.

During December 2000 the Company opened a new jewelry super store located in Mt. Pleasant, South Carolina. The store operates through a newly formed wholly owned subsidiary, Charleston Gold And Diamond Exchange, Inc. ("CGDE"). A newly leased facility located in Mt. Pleasant, South Carolina now houses the operations of CGDE and SCI.

RECENT DEVELOPMENTS
-------------------

On March 2, 2000 the Company purchased certain assets of Fairchild International, Inc. ("Fairchild") located in Dallas, Texas. Fairchild's primary business is the wholesale of fine watches and other jewelry products. Four former Fairchild key employees have become employees of the Company. The business is being conducted from the Company's facility in Dallas, Texas.

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

The Company markets its bullion trading services through a combination of advertising in national coin publications, local print media, coin and bullion wire services and its internet web site. Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry. Cash on confirmation means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals. Customer orders for bullion trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's credit standing. Consequently, there was no significant backlog for bullion orders as of December 31, 2000 or 1999. Company backlogs for fabricated jewelry products were also insignificant as of December 31, 2000 and 1999.

Seasonality
-----------

The retail and wholesale jewelry business and the liquidation business is seasonal. The Company realized 32.5% and 38.2% of its annual sales in the fourth quarters of 2000 and 1999, respectively.

While the Company's bullion business is not seasonal, management believes it is directly impacted by the perception of inflation trends. Historically, anticipation of increases in the rate of inflation have resulted in higher levels of interest in precious metals as well as higher prices for such metals. Other Company business activities are not seasonal.

Competition
-----------

The Company operates in a highly competitive industry where competition is based on a combination of price, service and product quality. The jewelry and consumer loan activities of the Company compete with numerous other retail jewelers and consumer lenders in Dallas, Texas and Mt. Pleasant, South Carolina and the surrounding areas.

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

Management is of the opinion that the Company is a factor in the Dallas area jewelry market. However, its consumer lending, bullion trading, consulting and liquidation activities are dominated by larger companies.

Employees
---------

As of December 31, 2000, the Company employed 53 individuals, all of which were full time employees.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company owns a 6,000 square foot building in Dallas, Texas which houses retail jewelry, consumer lending and bullion trading operations and its principal executive offices. The land and building are subject to a mortgage maturing in January 2014, with a balance outstanding of approximately $ 591,000 as of December 31, 2000.

The Company leases a 5,000 square foot building in Dallas, Texas which housed a retail jewelry store. The lease has a term of ten years beginning July 1, 1994 and requires monthly payments of $ 7,500 for the first five years and $ 9,000 thereafter. In November 1995, the Company closed this store and during 1999, the Company moved its internet activities into this facility. During July 2000 the Company subleased this facility for a term ending on June 30, 2004.

The Company leases a 2,400 square foot facility in Carrollton, Texas which houses National Jewelry Exchange. The lease expires on July 31, 2002 and requires monthly lease payments in the amount of $ 1,088.

Silverman and CGDE are housed in a leased 11,000 square foot facility in Mt. Pleasant, South Carolina. The lease expires in August 2005 and requires monthly lease payments in the amount of $ 14,421.

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

High and low stock prices for the last two years were:

                                  2000                       1999
                                  ----                       ----
                           High         Low           High         Low
                           ----         ---           ----         ---

     First Quarter        7  5/8       4  1/2        4  17/32     2

     Second Quarter       9  1/8       5             4  1/8       2  3/4

     Third Quarter        8  5/8       6  3/4        4  1/8       3  17/32

     Fourth Quarter      10  1/8       7  1/8        6            3  1/8





On March 14, 2001, the closing sales price for the Company's  common stock was $
8.25 and there were 675 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL
-------

The Company's bullion trading operation has the ability to significantly increase or decrease sales by adjusting the "spread" or gross profit margin added to bullion products. In addition, economic factors such as inflation and interest rates as well as political uncertainty are major factors affecting both bullion sales volume and gross profit margins. Historically, the Company has earned gross profit margins of from 2.0% to 3.0% on its bullion trading operations compared to 29.0% to 32.0% on the sale of jewelry products. As a result, the Company emphasizes the more profitable jewelry products. Management expects this trend to continue until such time that interest in precious metals results in higher gross margins on bullion products.

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

Results of Operations
---------------------

Sales increased by $ 3,554,302 (16.6%) in 2000. This increase was the result of a $ 2,124,490 increase in sales from the liquidations segment, a $ 1,412,982 (7.5%) increase in sales from the jewelry segment and a $ 45,368 (28.4%) increase in the sale of internet software products. The increase in sales from the liquidations segment was the result of the acquisition of Silverman in August 1999. The increase in sales from the jewelry segment were the result of sales in the amount of $ 4,389,486 from Fairchild acquired in March 2000. This increase in sales from Fairchild was partially offset by a decrease in the amount of $3,924,931 in sales of bullion products. Consulting services revenue during 2000 was the result of common stock in a client company received for services rendered by DLS during the year. The Company sold marketable trading securities during 2000 and 1999 and realized gains of $ 266,714 and $ 83,116, respectively. The unrealized gains on trading securities during 1999 in the amounts of $ 109,771 was the result of an increase in market value of the Company's investment in trading securities. These realized and unrealized gains on trading securities are reflected in the statement of income. During 2000 the Company transferred all unsold trading securities to held for sale securities. As a result, unrealized gains and losses on these investments are include as a component of shareholders' equity net of tax.

Sales increased by $ 5,597,390 in 1999. This increase was the result of $ 2,212,060 in sales from Silverman, $ 1,438,976 increase in the sales

Results of Operations (continued...)
---------------------

of jewelry products, $ 1,786,354 increase in the sale of bullion products and $ 160,000 in the sale of internet software products. Management believes that the Company's Internet related activities have had a significant impact on all sectors of its business. In addition, public concerns related to Y2K issues during 1999 resulted in an increase in demand for bullion products. The Company sold marketable trading securities during 1999 realizing a gain in the amount of $ 83,116. The unrealized gains on trading securities in 1999 was the result of an increase in the market value of the Company's investment in trading securities.

Cost of goods sold increased by $ $ 1,759,357 (10.3%) during 2000 and $ 3,987,148 (30.5%) during 1999 due to the changes in sales volume.

Consulting services cost decreased by $ 132,091 during 1999 due to lower travel and related costs.

Selling, general and administrative expenses increased $ 1,862,032 during 2000 and $ 1,403,875 during 1999 due to the acquisitions of Belt Line Pawn in December 1998, the acquisition of Silverman in August 1999 and the acquisition of Fairchild in March 2000.

Depreciation and amortization increased by $ 177,858 during 2000 and $ 108,949 during 1999 due to the acquisitions of Beltline Pawn, Silverman and Fairchild.

Interest expense increased by $ 283,019 during 2000 and $ 9,627 during 1999 due to notes payable issued for the acquisitions of Silverman and Fairchild.

Liquidity and Capital Resources
-------------------------------

During 2000 the Company generated $ 2,730,745 cash flow from operating activities. These funds were used to reduce net indebtness by $ 1,017,773, purchase and retire common stock in the amount of $ 148,863, purchase Fairchild in the amount of $ 369,933, purchase property and equipment in the amount of $ 147,174 and purchase marketable securities in the amount of $ 36,500. As a result, cash and cash equivalents increased by $ 98,502.

Management of the Company expects capital expenditures to total approximately $ 100,000 during 2001. It is anticipated that these expenditures will be funded from working capital.

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

ITEM 7.  FINANCIAL STATEMENTS

(a)      Financial Statements (see pages 15 - 31 of this report).


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

ITEM 13. EXHIBITS REPORTS ON FORM 8-K

(a)      Exhibits:

         21 -   List of subsidiaries
                  DGSE Corporation
                  International Jewelry Exchange, Inc.
                  (formerly Dallas Global Travel, Inc.)
                  DLS Financial Services, Inc.
                  eye media, inc.
                  National Jewelry Exchange, Inc.
                  Silverman Consultants, Inc.
                  Charleston Gold And Diamond Exchange, Inc.

         10.1 LEASE AGREEMENT dated JUNE 2, 2000 by and between SND PROPERTIES and CHARLESTON GOLD AND DIAMOND EXCHAMGE, INC.

     The following exhibits are incorporated by reference to the Company's Form 10-QSB dated May 14, 2000:

         10.2 EXHIBIT 10.1 - BILL OF SALE AND ASSET PURCHASE AGREEMENT dated March 2, 2000 by and among Dallas Gold AND Silver Exchange, INC., FAIRCHILD INTERNATIONAL, INC. and MACK H. HOSKINS.

     The following exhibits are incorporated by reference to the Company's Form 8-K dated August 26, 1999:

         10.3 EXHIBIT 1.0 AGREEMENT AND PLAN OF MERGER dated AUGUST 13, 1999 by and among Dallas Gold and Silver Exchange Silver Exchange, Inc., SILVERMAN ACQUISITION, INC., JEWEL CASH, INC. (the "COMPANY") and the COMPANY'S SHAREHOLDERS.

         10.4 EXHIBIT 2.0 ASSIGNMENT AGREEMENT DATED AUGUST 13, 1999 between SILVERMAN JEWELRY CONSULTANTS, INC., FIRST UNION NATIONAL BANK OF SOUTH CAROLINA, and DALLAS GOLD & SILVER EXCHANGE, INC.

         10.5 EXHIBIT 3.0 PROMISSORY NOTE DATED AUGUST 13, 1999 BY DALLAS GOLD & SILVER EXCHANGE, INC. PAYABLE TO FIRST UNION NATIONAL BANK.

         10.6 EXHIBIT 4.0 SECURITY AGREEMENT DATED AUGUST 13, 1999 BY DALLAS GOLD & SILVER EXCHANGE, INC. and FIRST UNION NATIONAL BANK.

         10.7 EXHIBIT 5.0 BILL OF SALE DATED AUGUST 13, 1999 BY AND BETWEEN FIRST UNION NATIONAL BANK, SILVERMAN RETAIL CONSULTANTS, SILVERMAN JEWELRY CONSULTANTS AND DALLAS GOLD & SILVER EXCHANGE, INC.

     The following exhibits are incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1998:

         10.8 EXHIBIT 10.1 Renewal of Shopping Center Lease dated as of August 1, 1997 by and between Beltline Pawn Shop and Belt Line
                  - Denton Road Associates.

     The following exhibits are incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996:

         10.9 EXHIBIT 10.1 Agreement For Purchase And Sale Of Stock dated December 30, 1996 by and among Dallas Gold And Silver Exchange, Inc. and Henry Hirschman.

     The following exhibits are incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995:

         10.10 EXHIBIT 10.1 9% Convertible Promissory Note dated December 5, 1995, by and among Dallas Gold And Silver Exchange, Inc. and A-Mark Precious Metals, Inc.

     The following exhibits are incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994:

         10.11 EXHIBIT 10.1 Lease Agreement dated February 11, 1994, by and among Dallas Gold And Silver Exchange, Inc. and Stanley Kline.

         10.12 EXHIBIT 10.2 renewal, extension, modification agreement dated January 28, 1994 by and among DGSE Corporation And Michael E. Hall and Marion Hall.


(b)      Reports on Form 8-K - None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                    Dated: March 21, 2001
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:      /s/ L. S. Smith                    Dated: March 21, 2001
         -------------------------
         L.S Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

By:      /s/ W. H. Oyster                   Dated: March 21, 2001
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: March 21, 2001
         -------------------------
         John Benson
         Director and Chief Financial
         Officer
         (Principal Accounting Officer)

BY:      /s/ William P. Cordeiro            Dated: March 21, 2001
         -----------------------
         Director

By:      /s/ James Walsh                    Dated: March 21, 2001
         ---------------
         Director

               Report of Independent Certified Public Accountants



Board of Directors and Shareholders
Dallas Gold and Silver Exchange, Inc.


We have audited the accompanying consolidated balance sheet of Dallas Gold and Silver Exchange, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dallas Gold and Silver Exchange, Inc. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Dallas, Texas
February 7, 2001

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2000



                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                $  1,362,219
    Trade receivables                                             935,002
    Inventories                                                 7,087,265
    Prepaid expenses                                              142,291
                                                             ------------

                 Total current assets                           9,526,777

MARKETABLE SECURITIES - AVAILABLE FOR SALE                        856,081

PROPERTY AND EQUIPMENT - AT COST, NET                           1,391,618

DEFERRED TAX ASSETS                                               171,432

GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $209,702           1,343,804

OTHER ASSETS                                                      123,531
                                                             ------------

                                                             $ 13,413,243
                                                             ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                            $  2,899,918
    Current maturities of long-term debt                          830,561
    Accounts payable - trade                                    2,176,834
    Accrued expenses                                              458,191
    Accrued compensation                                          322,539
    Customer deposits                                             127,144
    Federal income taxes payable                                  656,604
                                                             ------------

                 Total current liabilities                      7,471,791

LONG-TERM DEBT, less current maturities                           949,838

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,907,990 shares             49,080
    Additional paid-in capital                                  5,609,445
    Accumulated other comprehensive loss                         (690,749)
    Retained earnings                                              23,838
                                                             ------------

                 Total shareholders' equity                     4,991,614
                                                             ------------

                                                             $ 13,413,243
                                                             ============


         The accompanying notes are an integral part of this statement.

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,

                                                      2000          1999
                                                  -----------   -----------

Revenue
   Sales                                          $24,969,467   $21,415,165
   Pawn service fees                                   95,718        62,809
   Consulting services                                456,000          --
   Gain on sale of marketable securities              266,714        83,116
   Unrealized gains on marketable securities             --         109,771
   Other income                                        12,019         1,744
                                                  -----------   -----------
                                                   25,799,918    21,672,605

Costs and expenses
   Cost of goods sold                              18,834,689    17,075,332
   Consulting service costs                           115,053       114,670
   Selling, general and administrative expenses     5,467,265     3,605,233
   Depreciation and amortization                      387,963       210,105
   Interest expense                                   497,004       213,985
                                                  -----------   -----------
                                                   25,301,974    21,219,325
                                                  -----------   -----------

                 Income before income taxes           497,944       453,280

   Income tax expense                                 246,260       167,978
                                                  -----------   -----------

                 Net Income                       $   251,684   $   285,302
                                                  ===========   ===========

Earnings per common share
   Basic                                          $       .05   $       .07
   Diluted                                        $       .05   $       .06

Weighted average number of common shares
   Basic                                            4,682,375     4,256,920
   Diluted                                          5,043,103     4,612,245





        The accompanying notes are an integral part of these statements.


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 2000 and 1999

                                                                                                  Accumulated
                                              Common stock           Additional                      other           Total
                                      --------------------------      paid-in        Retained    comprehensive   shareholders'
                                         Shares         Amount        capital        earnings        loss           equity
                                      -----------    -----------    -----------    -----------    -----------    -----------
Balances at January 1, 1999             4,144,912    $    41,449    $ 3,341,387    $  (513,148)   $    (4,950)   $ 2,864,738
Net income                                   --             --             --          285,302           --          285,302
Other comprehensive income:
    Unrealized loss on marketable
       securities, net of tax                --             --             --             --           (1,980)        (1,980)
                                                                                                                 -----------

Comprehensive income                         --             --             --             --             --          283,322
                                                                                                                 -----------
Purchase and retirement of
    common shares                         (39,500)          (395)      (128,581)          --             --         (128,976)
Issuance of warrants in connection
    with debt                                --             --           30,000           --             --           30,000
Common stock issued on
    conversion of debt                     25,000            250         18,500           --             --           18,750
Common stock issued for services           37,500            375         93,625           --             --           94,000
Common stock issued for acquisition       200,000          2,000        613,000           --             --          615,000
                                      -----------    -----------    -----------    -----------    -----------    -----------

Balances at December 31, 1999           4,367,912         43,679      3,967,931       (227,846)        (6,930)     3,776,834
Net income                                   --             --             --          251,684           --          251,684
Other comprehensive income:
    Unrealized loss on marketable
       securities, net of tax                --             --             --             --         (683,819)      (683,819)
                                                                                                                 -----------

Comprehensive loss                           --             --             --             --             --         (432,135)
                                                                                                                 -----------

Purchase and retirement of
    common shares                         (24,500)          (245)      (148,618)          --             --         (148,863)
Issuance of warrants in connection
    with debt                                --             --           53,584           --             --           53,584
Common stock issued on
    conversion of debt                    498,333          4,983      1,403,002           --             --        1,407,985
Common stock issued for services            3,500             35         14,173           --             --           14,208
Common stock issued for acquisition        62,745            628        319,373           --             --          320,001
                                      -----------    -----------    -----------    -----------    -----------    -----------

Balances at December 31, 2000           4,907,990    $    49,080    $ 5,609,445    $    23,838    $  (690,749)   $ 4,991,614
                                      ===========    ===========    ===========    ===========    ===========    ===========




        The accompanying notes are an integral part of these statements.


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                                                 2000           1999
                                                                             -----------    -----------
Reconciliation of net income to net cash provided by
   (used in) operating activities
       Net income                                                            $   251,684    $   285,302
       Adjustments to reconcile net income to cash provided by
          (used in) operating activities
              Common stock issued for services                                    14,208         94,000
              Marketable securities received for consulting services             456,000           --
              Depreciation and amortization                                      387,963        210,105
              Unrealized gain on marketable securities - trading                    --         (109,771)
              Realized gain on marketable securities - trading                  (266,714)          --
              Accretion of debt discount                                          56,792           --
              Deferred taxes                                                    (438,136)        32,962
              Change in operating assets and liabilities
                Net change in marketable securities - trading                  1,966,902         30,955
                Trade receivables                                               (199,224)      (568,849)
                Inventories                                                   (1,174,784)    (1,655,411)
                Prepaid expenses and other assets                               (142,626)       (80,707)
                Accounts payable and accrued expenses                          1,289,806        656,712
                Accrued compensation                                             (48,102)         5,914
                Customer deposits                                                 36,950        (84,406)
                Federal income taxes payable                                     540,026        104,920
                                                                             -----------    -----------


                 Total net cash provided by (used in) operating activities     2,730,745     (1,078,274)

Cash flows from investing activities
   Purchase of marketable securities                                             (36,500)          --
   Decrease in notes receivable - officers                                          --            4,001
   Purchases of property and equipment                                          (147,174)      (172,280)
   Acquisition of Fairchild assets                                              (369,933)          --
                                                                             -----------    -----------

                 Net cash used in investing activities                          (553,607)      (168,279)
                                                                             -----------    -----------




        The accompanying notes are an integral part of these statements.


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                            Years ended December 31,

                                                                           2000           1999
                                                                       -----------    -----------
Cash flows from financing activities
   Proceeds from indebtness                                            $ 1,001,136    $ 3,524,079
   Repayment of indebtness                                              (2,018,909)    (1,889,670)
   Purchase and retirement of common stock                                (148,863)      (128,976)
                                                                       -----------    -----------

                 Net cash provided by (used in) financing activities    (1,166,636)     1,505,433
                                                                       -----------    -----------

Net increase in cash and cash equivalents                                   98,502        258,880

Cash and cash equivalents at beginning of year                           1,263,716      1,004,836
                                                                       -----------    -----------

Cash and cash equivalents at end of year                               $ 1,362,218    $ 1,263,716
                                                                       ===========    ===========


Supplemental schedule of noncash, investing and financing activities:

   Interest paid during 2000 and 1999 amounted to $457,518 and $211,189, respectively.

   Income taxes paid during 2000 amounted to $165,153. No taxes were paid in 1999.

   During 2000 and 1999, debt amounting to $1,006,863 and $18,750, respectively, was converted to common stock.

   As more fully described in Note L, in connection with the Company's acquisition of Silverman Consultants, Inc., 200,000 shares of common stock were issued with a value of $615,000 and a $2,500,000 note payable was assumed for $2,500,000 of inventory and $131,000 of furniture and fixtures.

   As more fully described in Note L, in connection with the Company's acquisition of Fairchild International, Inc., 62,745 shares of common stock were issued with a value of $320,001 as part of the purchase price which included $350,000 in cash and a promissory note in the amount of $450,000.






        The accompanying notes are an integral part of these statements.

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



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

    Goodwill
    --------

    Goodwill is being amortized over periods expected to be benefited using the straight-line method with periods ranging from five to ten years.

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           December 31, 2000 and 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    Advertising Costs
    -----------------

    Advertising costs are expensed as incurred and amounted to $439,300 and $398,400 for 2000 and 1999.

    Income Taxes
    ------------

    Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities.

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

    Reclassifications
    -----------------

    Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           December 31, 2000 and 1999



NOTE B - INVENTORIES

    A summary of inventories at December 31, 2000 is as follows:

         Jewelry                                        $6,695,405
         Scrap gold                                        188,045
         Bullion                                            42,632
         Other                                             159,183
                                                        ----------

                                                        $7,087,265
                                                        ==========


NOTE C - INVESTMENTS IN MARKETABLE SECURITIES

    Marketable securities have been classified in the consolidated balance sheet according to management's intent. The carrying amount of available-for-sale securities and their fair values at December 31, 2000 follows:

                                           Gross        Gross
                                        unrealized   unrealized      Fair
                              Cost         gains       losses        value
                           ----------   ----------   ----------   ----------

       Equity securities   $1,908,288   $  115,200   $1,167,407   $  856,081
                           ==========   ==========   ==========   ==========


NOTE D - PROPERTY AND EQUIPMENT

    A summary of property and equipment at December 31, 2000 is as follows:

         Land                                                    $  551,300
         Buildings and improvements                                 682,253
         Machinery and equipment                                    758,320
         Furniture and fixtures                                     202,742
                                                                 ----------
                                                                  2,194,615

             Less accumulated depreciation and amortization        (802,997)
                                                                 ----------

                                                                 $1,391,618
                                                                 ==========

    Property  and  equipment  under  capital  lease  is  $158,000.   Accumulated
    depreciation for these assets was $113,200 as of December 31, 2000.


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2000 and 1999



NOTE E - NOTES PAYABLE

    A summary of notes payable at December 31, 2000 follows:
       Note payable to bank, due in variable weekly installments based on 90% of sales price of inventory collateral approximating $815,896  The note
          bears interest at 9.25% and is due June 24, 2001                                  $1,582,117

       Line  of  credit  payable to bank with  interest at prime plus 1%
          collateralized by inventory and accounts receivable and due
          November 1, 2001.  Maximum borrowings  under the line of credit
          are $600,000                                                                         500,000

       Note payable to limited partnership with interest at 10%, collateralized by marketable securities and due April 1, 2001, net of discount of
          $26,792                                                                              248,208

       Various demand notes to individuals with interest rates from 8% to 14%                  569,593
                                                                                            ----------

                                                                                            $2,899,918
                                                                                            ==========

    In connection with note payable to limited partnership, the Company issued warrants for 27,500 shares of common stock expiring December 31, 2001. The warrants have an exercise price of $6.20 and were valued at $66,550 at the date of grant.

NOTE F - LONG-TERM DEBT

    A summary of long-term debt at December 31, 2000 follows:

       Mortgage  payable,  due in  monthly  installments  of  $6,452,  including interest based on 30 year US Treasury note rate plus 2-1/2% (10.96% at
          December 31, 2000);  balance due in January 2014                                  $  590,764

       Note payable, due March 2, 2005.  Interest is payable quarterly at a rate
          of 8%                                                                                415,850

       Note payable, due December 31, 2001.  Interest is payable quarterly at a
          rate of 8%                                                                           675,000

       Capital lease obligations                                                                98,785
                                                                                            ----------
                                                                                             1,780,399
          Less current maturities                                                             (830,561)
                                                                                            ----------

                                                                                            $  949,838
                                                                                            ==========


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2000 and 1999



NOTE F - LONG-TERM DEBT - Continued

    Convertible Note
    ----------------

    In December 1996, the Company issued a long-term convertible note in the amount of $875,000. The note bears interest at 8% payable quarterly. During
    2000,  $100,000 of the note was converted to 100,000 shares of common stock.
    The remaining principal of $675,000 is due December 2001.

    Also during 2000, approximately $907,000 of debt was converted into 398,333 shares of common stock.

    The following table summarizes the aggregate maturities of long-term debt and payments on the capital lease obligations:

                                                                         Obligations
                                                                            under
                                                              Long-term    capital
                                                                 debt      leases       Totals
                                                              ---------   ---------   ---------
       2001                                                   $ 802,880   $  36,688   $ 839,568
       2002                                                     114,980      34,242     149,222
       2003                                                     124,605      32,504     157,109
       2004                                                     135,089      12,346     147,435
       2005                                                      66,483       1,248      67,731
       Thereafter                                               437,576        --       437,576
                                                              ---------   ---------   ---------

       Total                                                  1,681,614     117,028   1,798,642

       Amounts representing interest (interest rates
           Ranging from 10.8% to 23.3%)                            --       (18,242)    (18,242)
                                                              ---------   ---------   ---------
                                                              1,681,614      98,785   1,780,399
       Less current portion                                    (802,880)    (27,681)   (830,561)
                                                              ---------   ---------   ---------

                                                              $ 878,734   $  71,104   $ 949,838
                                                              =========   =========   =========



             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2000 and 1999



NOTE G - EARNINGS PER SHARE

     A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December
     31, 2000 and 1999 is as follows:

                                                                                2000
                                                                 ---------------------------------
                                                                                         Per-share
                                                                  Income       Shares      amount
                                                                 ---------   ---------   ---------
        Basic earnings per common share
           Income from operations allocable to
              common stockholders                                $ 251,684   4,682,375         .05
                                                                                         =========

        Effect of dilutive securities
           Stock options and warrants                                 --       204,872
           Convertible debt                                         11,360     155,856
                                                                 ---------   ---------

        Diluted earnings per common share
           Income from operations available to common
              stockholders plus assumed conversions              $ 263,044   5,043,103         .05
                                                                 =========   =========   =========

                                                                                1999
                                                                 ---------------------------------
                                                                                         Per-share
                                                                   Income      Shares      amount
                                                                 ---------   ---------   ---------
        Basic earnings per common share
           Income from operations allocable to
              common stockholders                                $ 285,302   4,256,920   $     .07
                                                                                         =========

        Effect of dilutive securities
           Stock options and warrants                                 --        95,006
           Convertible debt                                         11,629     260,319
                                                                 ---------   ---------

        Diluted earnings per common share
           Income from operations available to common
              stockholders plus assumed conversions              $ 296,931   4,612,245   $     .06
                                                                 =========   =========   =========


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

                           December 31, 2000 and 1999



NOTE H - STOCK OPTIONS - Continued

    The  Company  has  adopted  only  the  disclosure  provisions  of  Financial
    Accounting Standard No. 123, "Accounting for Stock-Based  Compensation" (FAS
    123).  It applies  APB  Opinion  No.  25,  "Accounting  for Stock  Issued to
    Employees," and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation.

    The following table summarizes the activity in common shares subject to options for the two years ended December 31, 2000:

                                                         2000                    1999
                                               -----------------------  -----------------------
                                                           Weighted                 Weighted
                                                            average                  average
                                               Options  exercise price  Options  exercise price
                                               -------  --------------  -------  --------------
       Outstanding at beginning of year        434,000       2.55       340,000       $2.12
       Granted                                      -         -          94,000        4.13
                                               -------                  -------       -----

       Outstanding at end of year              434,000       2.55       434,000       $2.55
                                               =======       ====       =======       =====

       Exercisable at end of year              408,000       2.49       395,000       $2.45
                                               =======       ====       =======       =====

       Weighted average fair value of
         options granted during the year                      -                       $3.39
                                                             ====                     =====


    Stock options outstanding at December 31, 2000:

                  Options Outstanding                      Options Exercisable
                -----------------------                  -----------------------
                            Weighted        Weighted                 Weighted
   Range of                 average         average                  average
exercise price  Options   expected life  exercise price  Options  exercise price
--------------  -------   -------------  --------------  -------  --------------

$1.63 to $2.25  340,000      8 years          $2.12      340,000       $2.12

$3.63 to $4.19   59,000      8 years          $3.69       34,000       $3.83

$4.88            35,000      5 years          $4.88       35,000       $4.88
                -------                                  -------

                434,000                                  408,000
                =======                                  =======


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2000 and 1999



NOTE H - STOCK OPTIONS - Continued

    Had compensation costs for stock-based compensation plans been determined consistent with the fair value method of SFAS 123, the Company's net earnings and net earnings per common and diluted share for 1999 would have been:

                                                     2000              1999
                                                    --------          --------

       Net earnings
         As reported                                $251,684          $285,302
         Pro forma                                   227,917           155,106
       Basic earnings per common share
         As reported                                     .05              .07
         Pro forma                                       .05              .04
       Diluted earnings per common share
         As reported                                     .05              .06
         Pro forma                                       .05              .03

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

NOTE I - COMPREHENSIVE INCOME

Comprehensive income at December 31, 2000 and 1999 is as follows:

                                                           Before-Tax       Tax      Net-of-Tax
                                                             Amount       Benefit      Amount
                                                          -----------    --------    ----------
    Comprehensive income (loss) at January 1, 1999        $    (7,500)   $  2,550    $   (4,950)

    Unrealized holding losses arising during 1999              (3,000)      1,020        (1,980)
                                                          -----------    --------    ----------

    Comprehensive income (loss) at December 31, 1999          (10,500)      3,570        (6,930)

    Unrealized holding losses arising during 2000          (1,041,707)    357,888      (683,819)
                                                          -----------    --------    ----------

    Comprehensive income (loss) at December 31, 2000      $(1,052,207)   $361,458    $ (690,749)
                                                          ===========    ========    ==========



             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2000 and 1999



NOTE J - INCOME TAXES

    The income tax  provision  reconciled  to the tax computed at the  statutory
    Federal rate follows:

                                                                               2000         1999
                                                                             ---------    ---------

   Tax expense at statutory rate                                             $ 169,301    $ 154,115
   Nondeductible goodwill                                                       32,844       11,949
   Basis difference in acquired assets                                          36,687         --
   Other                                                                         7,428         --
                                                                             ---------    ---------

   Tax expense                                                               $ 246,260    $ 167,978
                                                                             =========    =========

   Current                                                                   $ 684,396    $ 135,016
   Deferred                                                                   (438,136)      32,962
                                                                             ---------    ---------

                                                                             $ 246,260    $ 167,978
                                                                             =========    =========

Deferred income taxes are comprised of the following at December 31, 2000:

   Deferred tax assets:
      Unrealized loss on available for sale securities                                    $ 151,489
      Property and equipment                                                                 11,443
      Goodwill                                                                                8,500
                                                                                          ---------

                                                                                          $ 171,432
                                                                                          =========

NOTE K - OPERATING LEASES

    The Company leases certain of its facilities under operating leases. The minimum rental commitments under noncancellable operating leases are as follows:

       Year ending             Lease         Sub-lease
       December 31,        obligations      receivables           Total
       ------------        -----------      -----------        ----------

          2001             $   386,943      $   (90,000)       $  296,943
          2002                 386,760          (90,000)          296,760
          2003                 388,764          (90,000)          298,764
          2004                 259,176          (60,000)          199,176
                           -----------      -----------        ----------

                           $ 1,421,643      $  (330,000)       $1,091,643
                           ===========      ===========        ==========

    Rent   expense  for  the  years  ended   December  31,  2000  and  1999  was
    approximately $386,000 and $221,000, respectively, and was decreased by sublease income of approximately $23,000 and $18,000, respectively.

             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

                           December 31, 2000 and 1999



NOTE L - ACQUISITIONS

    On March 2, 2000, the Company acquired certain assets of Fairchild International, Inc. The purchase price of $1,120,001 consisted of $350,000 in cash, a promissory note for $450,000, and 62,745 shares of the Company's common stock valued at $320,001. The acquisition has been accounted for as a purchase. Accordingly, a portion of the purchase price has been allocated to net tangible and intangible assets acquired based on their estimated fair values. The purchase price has been allocated to furniture and fixtures in the amount of $120,000 and goodwill in the amount of $1,000,000. Goodwill is being amortized over ten years.

    On August 13, 1999 the Company purchased substantially all assets of Silverman Consultants, Inc. ("Silverman") located in Mt. Pleasant, South Carolina. Silverman's primary business is conducting liquidation, consolidation, promotional or other large-scale retail sales for jewelry stores and other types of retailers. The purchase price of $3,100,000 consisted of the issuance of 200,000 of the Company's newly issued unregistered common stock and the assumption by the Company of a $2,500,000 obligation to a bank. The purchase price has been allocated as follows: inventory ($2,500,000); property and equipment ($131,000); and goodwill ($469,000). Goodwill is being amortized over five years. The results of Silverman have been included in the consolidated financial statements since August 13, 1999.

    The following unaudited pro forma information presents a summary of 2000 and 1999 consolidated results of operations as if the acquisitions had occurred on January 1, 1999:

                                                       2000             1999
                                                   -----------      -----------

         Revenue                                   $25,998,000      $26,645,518
         Net income (loss)                             232,592         (518,566)
         Earnings per share
           Basic                                           .05             (.12)
           Diluted                                         .05             (.12)


             Dallas Gold and Silver Exchange, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2000 and 1999



NOTE M - SEGMENT INFORMATION

    Management identifies reportable segments by product or service offered. The
    Company's operations by segment were as follows:

                                                                          Consulting     Corporate
                                 Software   Liquidations      Jewelry      Services       & other      Consolidated
                                 --------   ------------    -----------   ----------     ---------     ------------
      Revenues
         2000                    $205,368   $  4,336,550    $20,535,286   $  722,714     $    --       $ 25,799,918
         1999                     160,000      2,212,060     19,107,084      193,461          --         21,672,605

      Operating income (loss)
         2000                    $ 50,291   $   (347,276)   $   278,941   $  369,080     $ (99,352)    $    251,684
         1999                      86,715        (48,371)       462,582      (45,150)     (170,474)         285,302

      Identifiable assets
         2000                    $134,241   $  3,765,941    $ 8,620,016   $  886,045     $   7,000     $ 13,413,243
         1999                     132,315      3,682,549      4,699,172    3,951,319          --         12,465,355

      Capital expenditures
         2000                    $ 52,915   $     44,702    $   245,010   $    2,017     $    --       $    344,644
         1999                      19,375        131,426        104,764        8,738          --            264,303

      Depreciation and
         amortization
         2000                    $ 12,737   $    142,207    $   216,552   $   16,467     $    --       $    387,963
         1999                       4,045         89,318         99,115       17,627          --            210,105
