Form 10QSB
period 2001-03-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2001-05-15
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 2001
                               --------------------

 (   )   Transition Report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934

For the transition period from ________________ to ________________

Commission File Number                1-11048
                       ----------------------

                      Dallas Gold and Silver Exchange, Inc.
                      -------------------------------------
                        (Name of( small business issuer)



             Nevada                                         88-0097334
----------------------------------            ----------------------------------
(State or other jurisdiction                  (I.R.S.   Employer  Identification
 of incorporation or organization)             Number)



     2817 Forest Lane, Dallas, Texas                           75234
------------------------------------------                ----------------
(Address of principal executive offices)                     (Zip Code)

(Issuer's telephone number, including area code) (972) 484-3662
                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at May 11, 2001
----------------------------        ---------------------------
Common Stock, $.01 per value                 4,928,990


PART I.   FINANCIAL INFORMATION

Dallas Gold and Silver Exchange, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)



ASSETS
                                                                    March 31, 2001     December 31, 2000
                                                                  -----------------    -----------------
CURRENT ASSETS
    Cash and cash equivalents                                     $         274,666    $       1,362,219
    Trade receivables                                                       631,787              935,002
    Inventories                                                           6,814,340            7,087,265
    Prepaid expenses                                                        139,311              142,291
                                                                  -----------------    -----------------
                 Total current assets                                     7,860,104            9,526,777

MARKETABLE SECURITIES - AVAILABLE FOR SALE                                  857,972              856,081

PROPERTY AND EQUIPMENT - AT COST, NET                                     1,403,780            1,391,618

DEFERRED TAX ASSET                                                          323,881              171,432

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                 1,295,459            1,343,804

OTHER ASSETS                                                                176,454              123,531
                                                                  -----------------    -----------------

                                                                  $      11,917,650    $      13,413,243
                                                                  =================    =================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                 $       3,105,400    $       2,899,918
    Current maturities of long-term debt                                    800,227              830,561
    Accounts payable - trade                                              1,201,067            2,176,834
    Accrued expenses                                                        273,348              780,730
    Customer deposits                                                       190,417              127,144
    Federal income taxes payable                                            657,451              656,604

                 Total current liabilities                                6,227,910            7,471,791

LONG-TERM DEBT, less current maturities                                     923,827              949,838
SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,927,990 shares at                    49,280               49,080
       March 31, 2001 and 4,907,990 shares at December 31, 2000
    Additional paid-in capital                                            5,739,244            5,609,445
    Accumulated other comprehensive loss                                   (703,780)            (690,749)
    Retained earnings(deficit)                                             (318,831)              23,838
                                                                  -----------------    -----------------
                          Total shareholders' equity                      4,765,913            4,991,614

                                                                  $      11,917,650    $      13,413,243
                                                                  =================    =================



Dallas Gold and Silver Exchange, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                          March 31, 2001    March 31, 2000
                                                          --------------    --------------
Revenue
    Sales                                                 $    4,343,831    $    5,575,601
    Pawn services charges                                         27,015            19,760
    Gain (loss) on marketable securities - trading                  --             269,363
    Other Income                                                   2,517             2,400
                                                          --------------    --------------
                                                               4,373,363         5,867,124

Costs and expenses
    Cost of goods sold                                         3,279,246         4,274,587
    Consulting service costs                                      12,862            28,463
    Selling, general and administrative expenses               1,367,970         1,216,595
    Depreciation and amortization                                100,155            65,021
    Interest expense                                             107,421           108,372
                                                          --------------    --------------
                                                               4,867,654         5,693,038
                                                          --------------    --------------

                      Income (loss) before income taxes         (494,291)          174,086

Income tax expense (benefit)                                    (151,622)           60,000
                                                          --------------    --------------


                      Net income (loss)                   $     (342,669)   $      114,086
                                                          ==============    ==============

Earnings per common share
     Basic                                                ($         .07)   $          .03
     Diluted                                              ($         .07)   $          .02

Weighted average number of common shares
     Basic                                                     4,919,546         4,405,614
     Diluted                                                   5,159,818         4,768,446



Dallas Gold and Silver Exchange, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                             Three Months Ended
                                                                                 March 31,
                                                                            2001           2000
                                                                        -----------    -----------
Reconciliation of net income to net cash provided by
   (used in) operating activities
        Net income (loss)                                               $  (342,669)   $   114,086
        Common stock issued for services                                       --           10,250
        Depreciation and amortization                                       100,155         65,021
        Unrealized loss on marketable securities -                             --          616,392
        Deferred taxes                                                     (151,622)       (24,074)
          (Increase) decrease in operating assets and liabilities
             Net change in marketable securities                               --        1,150,856
             Trade receivables                                              303,215        134,663
             Inventories                                                    272,925        235,871
             Prepaid expenses and other current assets                      (49,943)       (35,175)
             Accounts payable and accrued expenses                       (1,483,149)      (658,680)
             Customer deposits                                               63,273          2,477
             Federal income taxes payable                                      --         (111,540)
                                                                        -----------    -----------
               Total net cash provided (used in) operating activities    (1,287,815)     1,500,147

Cash flows from investing activities
             Purchase of marketable securities                              (14,901)          --
             Purchase of Fairchild International, Inc.                         --         (230,000)
             Purchase of property and equipment                             (63,972)      (150,690)
                                                                        -----------    -----------
               Net cash used in investing activities                        (78,873)      (380,690)

Cash flows from financing activities
             Change in indebtness - net                                     279,135     (1,357,474)
             Purchase  and retirement of common stock                          --          (79,934)
             Purchase of common treasury stock                                 --         (108,172)
                                                                        -----------    -----------
               Net cash used in financing activities                        279,135     (1,545,585)
                                                                        -----------    -----------


Net decrease in cash and cash equivalents                                (1,087,553)      (426,128)

Cash and cash equivalents at beginning of year                            1,362,219      1,263,716
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $   274,666    $   837,588
                                                                        ===========    ===========


Supplemental schedule of noncash, investing and financing activities:

During the quarter ended March 31, 2001 debt amounting to $ 130,000 was converted into common stock.


(1)  Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements of Dallas Gold and Silver Exchange, Inc. and Subsidiaries include the financial statements of Dallas Gold and Silver Exchange, Inc. and its wholly-owned subsidiaries, DGSE Corporation, DLS Financial Services,
         Inc., National Jewelry Exchange,  Inc.,  Silverman  Consultants,  Inc.,
         Charleston Gold And Diamond Exchange, Inc. and eye media, inc. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

(2)  - Earnings per share

     A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the period ended March 31.
     2000 is as follows:

                                                                       Per-share
                                                   Income     Shares    amount
                                                 ---------  ---------  ---------
 Basic earnings per common share
    Income from operations allocable to
       common stockholders                       $ 114,086  4,405,614    $.03
                                                                         ====

 Effect of dilutive securities
  Stock options and warrants                          --      154,499
  Convertible debt                                   3,877    208,333
                                                            ---------    ----
 Diluted earnings per common share
    Income from operations available to common
         stockholders plus assumed conversions   $ 117,963  4,768,446    $.02
                                                 =========  =========    ====


No reconciliation is provided for the period ended March 31, 2001 because the effect is not dilutive.

(3)  - Business segment information

     The Company's operations by business segment were as follows:

                                                                                                 Consulting       Corporate
                                  Software      Liquidations       Jewelry        Services         & other      Consolidated
                                ------------    ------------    ------------    ------------    ------------    ------------
      Revenues
        2001                    $      3,577    $    535,072    $  3,834,333    $        381            --      $  4,373,363
        2000                    $     46,595    $  1,296,330    $  4,252,470    $    271,729            --      $  5,867,124

      Operating income (loss)
        2001                    $    (30,867)   $   (406,248)   $    (35,898)   $    (16,581)   $     (4,697)   $   (494,291)
        2000                    $     16,063    $   (148,849)   $    104,379    $    236,256    $    (33,763)   $    174,086

      Identifiable assets
        2001                    $    119,582    $  4,528,747    $  6,187,051    $    930,648    $       --      $ 11,766,028
        2000                    $     90,319    $  3,865,731    $  5,058,470    $  2,029,681    $       --      $ 11,044,201

      Capital expenditures
        2001                    $       --      $       --      $     63,972    $       --      $       --      $     63,972
        2000                    $      6,000    $       --      $    144,690    $       --      $       --      $    150,690
      Depreciation and
        amortization
        2001                    $      5,105    $     35,711    $     55,239    $      4,100    $       --      $    100,155
        2000                    $        969    $     36,012    $     23,633    $      4,407    $       --      $     65,021



(4) Other Comprehensive income:

Other comprehensive income is as follows:

                                                                   Tax
                                                 Before Tax     (Expense)     Net-of-Tax
                                                   Amount        Benefit        Amount
                                                -----------    -----------   -----------
Other comprehensive income (loss) at
   December 31, 2000                            $(1,052,207)   $   361,458   $  (690,749)

Unrealized holding losses arising during 2001       (19,744)         6,713       (13,031)
                                                -----------    -----------   -----------

Other comprehensive income (loss) at
   March 31, 2001                               $(1,071,951)   $   368,171   $  (703,780)
                                                ===========    ===========   ===========


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Quarter ended March 31, 2001 vs 2000:

Sales for the first quarter of 2001 decreased $1,231,770 or 22.1% when compared to the corresponding quarter of 2000. This was the primarily the result of a decrease in sales in the jewelry segment in the amount of $418,137 and a decrease in sales from the liquidation segment in the amount of $761,258. Jewelry segment revenues were lower due a continued softness in the precious metals market with precious metal sales decreasing by $727,381. Liquidation sales were lower due to no significant new liquidation sales being booked during the first two months of the quarter. Gain on marketable securities - trading in the amount of $269,363 during 2000 was the result of realized and unrealized gains on trading securities. Cost of sales decreased by $995,341 primarily due to the decrease in sales.

General and administration expenses increased by $151,375 primarily due to the acquisition of the business of Fairchild International, Inc. in March 2000. Depreciation and amortization expense increased by $35,134 due to depreciation and amortization on assets and goodwill acquired in the Fairchild acquisition.

Income tax (benefit) and expense are provided at the corporate rate of 34% for both 2001 and 2000, net of non-deductible goodwill amortization expense in 2001.

Liquidity and Capital Resources
-------------------------------

Management of the Company expects capital expenditures to total approximately $75,000 during the balance of 2001. It is anticipated that these expenditures will be funded from the Company's current working capital position.

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


Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                    Dated: May 14, 2001
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: May 14, 2001
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: May 14, 2001
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: May 14, 2001
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)