Form 10QSB
period 2001-06-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2001-08-14
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 2001
                               -------------------

 (   )   Transition Report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934

For the transition period from ________________ to ________________

Commission File Number       1-11048
                       -------------

                              DGSE Companies, Inc.
                 (formerly Dallas Gold & Silver Exchange, Inc.)
                 ----------------------------------------------
                         (Name of small business issuer)


              Nevada                                         88-0097334
----------------------------------               -------------------------------
(State or other jurisdiction                     (I.R.S. Employer Identification
 of incorporation or organization)                Number)



     2817 Forest Lane, Dallas, Texas                   75234
-------------------------------------------          ----------
(Address of principal executive offices)             (Zip Code)

(Issuer's telephone number, including area code) (972) 484-3662
                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at August 11, 2001
----------------------------              ----------------------------------
Common Stock, $.01 per value                          4,927,990


PART I.   FINANCIAL INFORMATION

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)



ASSETS
                                                                     June 30, 2001    December 31, 2000
                                                                     -------------    -----------------
CURRENT ASSETS
    Cash and cash equivalents                                        $     171,162      $   1,362,219
    Trade receivables                                                      645,382            935,002
    Inventories                                                          6,638,680          7,087,265
    Prepaid expenses                                                       139,621            142,291
                                                                     -------------      -------------

                 Total current assets                                    7,594,845          9,526,777

MARKETABLE SECURITIES - AVAILABLE FOR SALE                               1,117,694            856,081

PROPERTY AND EQUIPMENT - AT COST, NET                                    1,422,082          1,391,618

DEFERRED TAX ASSET                                                         267,467            171,432

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                1,247,115          1,343,804

OTHER ASSETS                                                               165,196            123,531
                                                                     -------------      -------------

                                                                     $  11,814,399      $  13,413,243
                                                                     =============      =============



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                    $   3,044,836      $   2,899,918
    Current maturities of long-term debt                                   800,227            830,561
    Accounts payable - trade                                             1,085,303          2,176,834
    Accrued expenses                                                       346,882            780,730
    Customer deposits                                                       80,417            127,144
    Federal income taxes payable                                           656,604            656,604
                                                                     -------------      -------------


                 Total current liabilities                               6,014,269          7,471,791

LONG-TERM DEBT, less current maturities                                    944,834            949,838
SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,927,990 shares at                   49,280             49,080
       June  30, 2001 and 4,907,990 shares at December 31, 2000
    Additional paid-in capital                                           5,739,244          5,609,445
    Accumulated other comprehensive loss                                  (518,084)          (690,749)
    Retained earnings (deficit)                                           (415,144)            23,838
                                                                     -------------      -------------
                          Total shareholders' equity                     4,855,296          4,991,614

                                                                     $  11,814,399      $  13,413,243
                                                                     =============      =============



DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30.
(Unaudited)


                                                              2001           2000
                                                              ----           ----

Revenue
    Sales                                                 $ 5,159,982    $ 5,529,300
    Pawn services charges                                      27,939         22,240
    Consulting services                                          --          418,000
    Other Income                                                  223          3,475
                                                          -----------    -----------
                                                            5,188,144      5,973,015

Costs and expenses
    Cost of goods sold                                      3,936,176      4,221,066
    Consulting service costs                                    9,985         16,138
    Selling, general and administrative expenses            1,179,535      1,112,065
    Depreciation and amortization                             107,352        105,849
    Interest expense                                           94,029         96,692
                                                          -----------    -----------
                                                            5,327,077      5,551,810
                                                          -----------    -----------

                      Income (loss) before income taxes      (138,933)       421,205

Income tax expense (benefit)                                  (42,620)       140,000
                                                          -----------    -----------

                      Net income (loss)                   $   (96,313)   $   281,205
                                                          ===========    ===========

Earnings per common share
     Basic                                                ($      .02)   $       .06
     Diluted                                              ($      .02)   $       .06

Weighted average number of common shares
     Basic                                                  4,927,990      4,447,644
     Diluted                                                5,111,302      4,812,428



DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30.
(Unaudited)


                                                               2001            2000
                                                               ----            ----
Revenue
    Sales                                                 $  9,503,813    $ 11,104,901
    Pawn services charges                                       54,954          42,000
    Consulting services                                           --           418,000
    Gain (loss) on marketable securities - trading                --           269,363
    Other Income                                                 2,740           5,875
                                                          ------------    ------------
                                                             9,561,507      11,840,139

Costs and expenses
    Cost of goods sold                                       7,215,422       8,495,653
    Consulting service costs                                    22,847          44,601
    Selling, general and administrative expenses             2,547,505       2,328,660
    Depreciation and amortization                              207,507         170,870
    Interest expense                                           201,450         205,064
                                                          ------------    ------------
                                                            10,194,731      11,244,848
                                                          ------------    ------------
                      Income (loss) before income taxes       (633,224)        595,291

Income tax expense (benefit)                                  (194,242)        200,000
                                                          ------------    ------------

                      Net income (loss)                   $   (438,982)   $    395,291
                                                          ============    ============

Earnings per common share
     Basic                                                ($       .09)   $        .09
     Diluted                                              ($       .09)   $        .08

Weighted average number of common shares
     Basic                                                   4,927,990       4,447,644
     Diluted                                                 5,120,061       4,812,428




DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,
(Unaudited)



                                                                            2001           2000
                                                                        -----------    -----------
Reconciliation of net income to net cash provided by
   (used in) operating activities
        Net income (loss)                                               $  (438,982)   $   395,291
        Common stock issued for services                                       --           14,208
        Depreciation and amortization                                       207,507        170,870
        Deferred income taxes                                              (194,242)      (121,909)
          Change in operating assets and liabilities
             Net change in marketable securities                               --        1,590,084
             Trade receivables                                              289,620       (173,525)
             Inventories                                                    448,585       (924,764)
             Prepaid expenses and other current assets                        2,670       (191,097)
             Accounts payable and accrued expenses                       (1,525,379)      (538,606)
             Customer deposits                                              (46,727)         3,982
             Federal income taxes payable                                      --           83,422
             Other                                                          (17,506)          --
                                                                        -----------    -----------
               Total net cash provided (used in) operating activities    (1,274,454)       307,956

Cash flows from investing activities
             Purchase of marketable securities                              (14,901)          --
             Purchase of Fairchild International, Inc.                         --         (230,000)
             Purchase of property and equipment                            (141,282)      (152,072)
                                                                        -----------    -----------
               Net cash (used) in investing activities                     (156,183)      (382,072)

Cash flows from financing activities
             Change in indebtness - net                                     239,580       (730,648)
             Purchase  and retirement of common stock                          --         (192,547)
                                                                        -----------    -----------
               Net cash used in financing activities                        239,580       (923,195)
                                                                        -----------    -----------

Net decrease in cash and cash equivalents                                (1,191,057)      (997,311)

Cash and cash equivalents at beginning of year                            1,362,219      1,263,716
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $   171,162    $   266,405
                                                                        ===========    ===========


Supplemental schedule of non-cash, investing and financing activities:

During the quarter ended March 31, 2001 debt amounting to $ 130,000 was converted into common stock.


(1)  Basis of Presentation:

         The accompanying  unaudited condensed consolidated financial statements
         of  DGSE  Companies,   Inc.  and  Subsidiaries  include  the  financial
         statements of DGSE Companies,  Inc. and its wholly-owned  subsidiaries,
         DGSE  Corporation,  DLS  Financial  Services,  Inc.,  National  Jewelry
         Exchange,  Inc.,  Silverman  Consultants,  Inc.,  Charleston  Gold  And
         Diamond  Exchange,   Inc.  and  eye  media,  inc.  In  the  opinion  of
         management,  all adjustments  (consisting of normal recurring accruals)
         considered necessary for a fair presentation have been included.

         The Company's  operating  results for the three month period ended June
         30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

(2)  - Earnings per share

     A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the period ended June 30.
     2000 is as follows:

                                                                            Per-share
                                                      Income      Shares      amount
                                                    ----------  ----------  ---------
   Basic earnings per common share
      Income from operations allocable to
             common stockholders                    $  395,291   4,447,644     $.09
                                                                               ====

   Effect of dilutive securities
    Stock options and warrants                           --        188,438
        Convertible debt                                 3,795     176,346
                                                    ----------  ----------
   Diluted earnings per common share
      Income from operations available to common
           stockholders plus assumed conversions    $  399,086   4,812,428     $.08
                                                    ==========  ==========     ====


No reconciliation is provided for the periods ended June 30, 2001 because the effect is not dilutive. The difference between basic and diluted average shares outstanding for the periods ended June 30, 2001 is due to the effect of common stock options and warrants outstanding.

(3)  - Business segment information

The Company's operations by business segment for the six months ended June 30 were as follows:


                                                                               Consulting       Corporate
                                 Software      Liquidations       Jewelry       Services         & other      Consolidated
                               ------------    ------------    ------------   ------------    ------------    ------------
    Revenues
       2001                    $      3,577    $  1,355,610    $  8,201,939   $        381            --      $  9,561,507
       2000                    $     67,595    $  2,142,307    $  8,945,552   $    684,685            --      $ 11,840,139

    Operating income (loss)
       2001                    $    (38,505)   $   (563,876)   $      8,190   $    (30,666)   $     (8,367)   $   (633,224)
       2000                    $     17,441    $   (282,151)   $    234,827   $    649,887    $    (24,713)   $    595,291

    Identifiable assets
       2001                    $     86,944    $  4,488,907    $  5,785,475   $  1,453,073    $       --      $ 11,814,399
       2000                    $     84,324    $  4,544,225    $  5,846,579   $  1,673,420    $       --      $ 12,148,548

    Capital expenditures
       2001                    $       --      $       --      $    141,282   $       --      $       --      $    141,282
       2000                    $     23,252    $       --      $    128,820   $       --      $       --      $    152,072
    Depreciation and
    amortization
       2001                    $     10,374    $     78,454    $    110,479   $      8,200    $       --      $    207,507
       2000                    $      3,000    $     71,722    $     87,765   $      8,383    $       --      $    170,870



The Company's operations by business segment for the three months ended June 30 were as follows:

                                                                               Consulting       Corporate
                                 Software      Liquidations       Jewelry       Services         & other      Consolidated
                               ------------    ------------    ------------   ------------    ------------    ------------
   Revenues
      2001                     $       --      $    820,538    $  4,367,606   $       --              --      $  5,188,144
      2000                     $     21,000    $    845,977    $  4,693,082   $    412,956            --      $  5,973,015

   Operating income (loss)
      2001                     $     (7,638)   $   (157,628)   $     44,088   $    (14,085)   $     (3,670)   $   (138,933)
      2000                     $      1,378    $   (133,302)   $    130,448   $    413,631    $      9,050    $    421,205

   Identifiable assets
      2001                     $     86,944    $  4,488,907    $  5,785,475   $  1,453,073    $       --      $ 11,814,399
      2000                     $     84,324    $  4,544,225    $  5,846,579   $  1,673,420    $       --      $ 12,148,548

   Capital expenditures
      2001                     $       --      $       --      $     77,310   $       --      $       --      $     77,310
      2000                     $       --      $       --      $      1,382   $       --      $       --      $      1,382
   Depreciation and
   amortization
      2001                     $      5,269    $     42,743    $     55,240   $      4,100    $       --      $    107,352
      2000                     $      2,031    $     35,710    $     64,132   $      3,976    $       --      $    105,849


(4) Other Comprehensive income:
Other comprehensive income is as follows:


                                                                   Tax
                                                 Before Tax     (Expense)      Net-of-Tax
                                                   Amount        Benefit         Amount
                                                -----------    -----------    -----------
Other comprehensive income (loss) at
   December 31, 2000                            $(1,052,207)   $   361,458    $  (690,749)
Unrealized holding losses arising during  the
   Three months ended  March 31, 2001               (19,744)         6,713        (13,031)
                                                -----------    -----------    -----------
Other comprehensive income (loss) at
   March 31, 2001                               $(1,071,951)   $   368,171    $  (703,780)

Unrealized holding gains arising during the
   Three months ended June 30, 2001                 281,357        (95,661)       185,696
                                                -----------    -----------    -----------
Other comprehensive income (loss) at
   June 30, 2001                                $  (790,594)   $   272,510    $  (518,084)
                                                ===========    ===========    ===========


(5) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Standards No. 141 (SFAS 141), Business Combinations. The standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SAFS 141 addresses the accounting for intangible assets and goodwill acquired in business combinations. This portion of SAFS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SAFS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SAFS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SAFS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SAFS 142 is effective for fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The Company expects that the adoption of SAFS 142 will increase annual operating income by approximately $ 308,000. The Company has not yet determined when it will adopt SFAS 142.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Quarter ended June 30, 2001 vs 2000:

Sales for the second quarter of 2001 decreased $369,318 or 6.7% when compared to the corresponding quarter of 2000. This was the primarily the result of a decrease in sales in the jewelry segment in the amount of $325,476 Jewelry sales were lower due a nation wide softness in the retail environment. Consulting service revenues in the amount of $418,000 during 2000 was the result of fees earned on the completion of a major consulting contract . Cost of sales decreased by $284,890 primarily due to the decrease in sales.

Income tax (benefit) and expense are provided at the corporate rate of 34% for both 2001 and 2000, net of non-deductible goodwill amortization expense in 2001.


Six months ended June 30, 2001 vs 2000:
---------------------------------------

Sales for the first six months of 2001 decreased $1,601,088 or 14.4% when compared to the corresponding period of 2000. This was primarily the result of a decrease in sales in the jewelry segment in the amount of $743,613 and a decrease in sales from the liquidation segment in the amount of $786,697. Jewelry segment revenues were lower due a softness in the precious metals market with precious metal sales decreasing by $578,001. Liquidation sales were lower due to no significant new liquidation sales being booked during the first two months of the year. Consulting service revenues in the amount of $418,000 during 2000 was the result of fees earned on the completion of a major consulting contract . Gain on marketable securities - trading in the amount of $269,363 during 2000 was the result of realized and unrealized gains on trading securities. Cost of sales decreased by $1,280,231 primarily due to the decrease in sales.

General and administration expenses increased by $218,845 primarily due to the acquisition of the business of Fairchild International, Inc. in March 2000. Depreciation and amortization expense increased by $35,134 due to depreciation and amortization on assets and goodwill acquired in the Fairchild acquisition.

Income tax (benefit) and expense are provided at the corporate rate of 34% for both 2001 and 2000, net of non-deductible goodwill amortization expense in 2001.


Liquidity and Capital Resources
-------------------------------

Management of the Company expects capital expenditures to total approximately $50,000 during the balance of 2001. It is anticipated that these expenditures will be funded from the Company's current working capital position.

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

Dallas Gold and Silver Exchange, Inc.

By:      /s/ L. S. Smith                    Dated: August 10, 2001
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: August 10, 2001
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: August 10, 2001
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: August 10, 2001
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)