Form 10QSB
period 2001-09-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2001-11-13
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       September 30, 2001
                               ------------------------

 (   )   Transition  Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

For the transition period from ________________ to ________________


Commission File Number                          1-11048
                       --------------------------------

                              DGSE Companies, Inc.
                 (formerly Dallas Gold & Silver Exchange, Inc.)
                 ----------------------------------------------
                         (Name of small business issuer)


              Nevada                                       88-0097334
-----------------------------------          -----------------------------------
(State or other jurisdiction                 (I.R.S. Employer Identification
 of incorporation or organization)            Number)



     2817 Forest Lane, Dallas, Texas                          75234
-----------------------------------------                ----------------
(Address of principal executive offices)                    (Zip Code)

(Issuer's telephone number, including area code) (972) 484-3662
                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at November 2, 2001
----------------------------                 -----------------------------------
Common Stock, $.01 per value                               4,927,990


PART I.   FINANCIAL INFORMATION

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)



ASSETS
                                                                      September 30, 2001    December 31, 2000
                                                                      ------------------    -----------------
CURRENT ASSETS
    Cash and cash equivalents                                            $     20,275          $  1,362,219
    Trade receivables                                                         617,835               935,002
    Inventories                                                             6,405,593             7,087,265
    Prepaid expenses                                                          169,914               142,291
                                                                         ------------          ------------


                 Total current assets                                       7,213,617             9,526,777

MARKETABLE SECURITIES - AVAILABLE FOR SALE                                    579,715               856,081

PROPERTY AND EQUIPMENT - AT COST, NET                                       1,380,388             1,391,618

DEFERRED TAX ASSET                                                            286,806               171,432

GOODWILL, NET OF ACCUMULATED AMORTIZATION                                   1,199,465             1,343,804

OTHER ASSETS                                                                  162,260               123,531
                                                                         ------------          ------------
                                                                         $ 10,822,251          $ 13,413,243
                                                                         ============          ============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                        $  2,835,391          $  2,899,918
    Current maturities of long-term debt                                      800,227               830,561
    Accounts payable - trade                                                  922,157             2,176,834
    Accrued expenses                                                          270,979               780,730
    Customer deposits                                                         254,953               127,144
    Federal income taxes payable                                              439,109               656,604
                                                                         ------------          ------------
                 Total current liabilities                                  5,522,816             7,471,791

LONG-TERM DEBT, less current maturities                                       910,662               949,838
SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,927,990 shares at                      49,280                49,080
       September 30, 2001 and 4,907,990 shares at December 31, 2000
    Additional paid-in capital                                              5,739,244             5,609,445
    Accumulated other comprehensive loss                                     (887,430)             (690,749)
       Retained earnings (deficit)                                           (512,321)               23,838
                                                                         ------------          ------------
                 Total shareholders' equity                                 4,388,773             4,991,614

                                                                         $ 10,822,251          $ 13,413,243
                                                                         ============          ============



DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, (Unaudited)



                                                              2001           2000
                                                              ----           ----
Revenue
    Sales                                                 $ 4,388,708    $ 5,773,779
    Pawn services charges                                      27,925         27,630
    Consulting services                                          --           38,000
    Other Income                                                 --             --
                                                          -----------    -----------
                                                            4,416,633      5,839,409

Costs and expenses
    Cost of goods sold                                      3,264,174      4,248,277
    Consulting service costs                                   15,050         23,086
    Selling, general and administrative expenses            1,068,883      1,289,410
    Depreciation and amortization                             102,155        105,144
    Interest expense                                          106,547        108,395
                                                          -----------    -----------
                                                            4,556,809      5,774,312
                                                          -----------    -----------

                      Income (loss) before income taxes      (140,176)        65,097

Income tax expense (benefit)                                  (43,000)        23,770
                                                          -----------    -----------

                      Net income (loss)                   $   (97,176)   $    41,327
                                                          ===========    ===========

Earnings per common share
     Basic                                                ($      .02)   $       .01
     Diluted                                              ($      .02)   $       .01

Weighted average number of common shares
     Basic                                                  4,927,990      4,725,888
     Diluted                                                5,060,310      4,932,076




DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended September 30,
(Unaudited)



                                                               2001            2000
                                                               ----            ----
Revenue
    Sales                                                 $ 13,892,521    $ 16,878,680
    Pawn services charges                                       82,879          69,630
    Consulting services                                           --           456,000
    Gain (loss) on marketable securities - trading                --           269,363
    Other Income                                                 2,740           5,875
                                                          ------------    ------------
                                                            13,978,140      17,679,548

Costs and expenses
    Cost of goods sold                                      10,479,596      12,743,930
    Consulting service costs                                    37,897          67,687
    Selling, general and administrative expenses             3,616,388       3,618,070
    Depreciation and amortization                              309,622         276,014
    Interest expense                                           308,037         313,459
                                                          ------------    ------------
                                                            14,751,540      17,019,160
                                                          ------------    ------------
                      Income (loss) before income taxes       (773,400)        660,388

Income tax expense (benefit)                                  (237,241)        223,770
                                                          ------------    ------------

                      Net income (loss)                   $   (536,159)   $    436,618
                                                          ============    ============

Earnings per common share
     Basic                                                ($       .11)   $        .10
     Diluted                                              ($       .11)   $        .09

Weighted average number of common shares
     Basic                                                   4,925,206       4,548,318
     Diluted                                                 5,098,638       4,932,076



DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,
(Unaudited)



                                                                           2001           2000
                                                                           ----           ----
Reconciliation of net income to net cash provided by
   (used in) operating activities
        Net income (loss)                                              $  (536,159)   $   436,618
        Common stock issued for services                                      --           14,208
        Depreciation and amortization                                      309,662        276,014
        Deferred income taxes                                             (237,241)      (148,217)
            Change in operating assets and liabilities
             Net change in marketable securities                              --        1,819,385
             Trade receivables                                             317,167        (57,326)
             Inventories                                                   681,672     (1,690,143)
             Prepaid expenses and other  assets                            (67,395)       (95,847)
            Accounts payable and accrued expenses                       (1,764,428)       642,682
            Customer deposits                                              127,809         14,290
            Federal income taxes payable                                      --           83,422
                                                                       -----------    -----------
              Total net cash provided (used in) operating activities    (1,168,913)     1,319,002

Cash flows from investing activities
            Purchase of marketable securities                              (14,901)          --
            Purchase of Fairchild International, Inc.                         --         (350,000)
            Purchase of property and equipment                            (154,093)      (112,822)
                                                                       -----------    -----------
              Net cash (used) in investing activities                     (168,994)      (462,822)

Cash flows from financing activities
            Change in indebtness - net                                      (4,037)    (1,771,659)
            Purchase  and retirement of common stock                          --         (192,547)
                                                                       -----------    -----------
              Net cash used in financing activities                         (4,037)    (1,964,206)
                                                                       -----------    -----------

Net decrease in cash and cash equivalents                               (1,341,944)    (1,108,026)

Cash and cash equivalents at beginning of year                           1,362,219      1,263,716
                                                                       -----------    -----------

Cash and cash equivalents at end of period                             $    20,275    $   155,690
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

     The Company's operating results for the periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

(2)  - Earnings per share

     A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the periods ended September
     30, 2000 is as follows

                                                                     Nine Months                      Three Months
                                                                     -----------                      ------------
                                                                                 Per-share                          Per-share
                                                            Income      Shares    amount      Income      Shares     amount
                                                           --------   ---------   ------     --------   ---------    ------
        Basic earnings per common share
           Income from operations allocable to
              common stockholders                          $436,618   4,548,318    $.10      $ 41,327   4,725,880     $.01
        Effect of dilutive securities
          Stock options and warrants                              -     206,196                     -     206,196
          Convertible debt                                    3,795     177,562                     -           -
                                                           --------   ---------              --------   ---------
        Diluted earnings per common share:
        Income from operations available to common
               stockholders plus assumed conversions       $440,413   4,932,076    $.09      $ 41,327   4,932,076     $.01
                                                           ========   =========    ====      ========   =========     ====


No reconciliation is provided for the periods ended September 30, 2001 because the effect is not dilutive. The difference between basic and diluted average shares outstanding for the periods ended September 30, 2001 is due to the effect of common stock options and warrants outstanding.

(3)  - Business segment information

     The Company's operations by business segment for the nine months ended September 30 were as follows:

                                                                          Consulting   Corporate
                                  Software   Liquidations     Jewelry      Services     & other    Consolidated
                                  --------   ------------   -----------   ----------   ---------   ------------
      Revenues
         2001                     $  3,577    $1,225,883    $12,748,299   $      381          -    $13,978,140
         2000                     $157,035    $3,114,031    $13,685,798   $  722,684          -    $17,679,548

      Income (loss) before income taxes
         2001                     $(43,947)   $ (568,114)   $   (97,226)  $  (49,816)  $(14,297)   $  (773,400)
         2000                     $ 69,900    $ (351,351)   $   326,259   $  659,010   $(43,430)   $   660,388

      Identifiable assets
         2001                     $ 78,502    $4,076,078    $ 5,766,530   $  901,141   $      -    $10,822,251
         2000                     $116,889    $4,640,526    $ 6,291,829   $1,397,341   $      -    $12,446,585

      Capital expenditures
         2001                     $      -    $        -    $   154,093   $        -   $      -    $   154,093
         2000                     $ 44,946    $        -    $    67,876   $        -   $      -    $   112,822

      Depreciation and
         amortization
         2001                     $ 15,817    $  117,127    $   164,418   $   12,300   $      -    $   309,662
         2000                     $  7,144    $  106,969    $   149,185   $   12,716   $      -    $   276,014




     The  Company's  operations  by business  segment for the three months ended
     September 30 were as follows:

                                                                          Consulting   Corporate
                                  Software   Liquidations     Jewelry      Services     & other    Consolidated
                                  --------   ------------   -----------   ----------   ---------   ------------
      Revenues
         2001                     $      -    $  446,973    $ 3,969,660   $        -          -    $ 4,416,633
         2000                     $ 89,440    $  971,724    $ 4,740,246   $   37,999          -    $ 5,839,409

      Income (loss) before income taxes
         2001                     $ (5,442)   $  (91,425)   $   (18,223)  $  (19,156)  $ (5,930)   $  (140,176)
         2000                     $ 52,459    $  (69,200)   $    91,432   $    9,123   $(18,717)   $    65,097

      Identifiable assets
         2001                     $ 78,502    $4,076,078    $ 5,766,530   $  901,141   $      -    $10,822,251
         2000                     $116,889    $4,640,526    $ 6,291,829   $1,397,341   $      -    $12,446,585

      Capital expenditures
         2001                     $      -    $        -    $    12,811   $        -   $      -    $    12,811
         2000                     $ 21,694    $        -    $    59,056   $        -   $      -    $    80,750
      Depreciation and
         amortization
         2001                     $  5,269    $   38,653    $    54,133   $    4,100   $      -    $   102,155
         2000                     $  4,144    $   35,247    $    61,420   $    4,333   $      -    $   105,144



(4) Other Comprehensive income:
Other comprehensive income is as follows:
                                                                                                                              Tax
                                                  Before Tax     (Expense)      Net-of-Tax
                                                    Amount        Benefit         Amount
                                                 -----------    -----------    -----------
Other comprehensive income (loss) at
   December 31, 2000                             $(1,052,207)   $   361,458    $  (690,749)
Unrealized holding  gains arising
   During the six months ended  June  30, 2001       261,613        (88,948)       172,665
                                                 -----------    -----------    -----------
Other comprehensive income (loss) at
   June  30, 2001                                $  (790,594)   $   272,510    $  (518,084)
Unrealized holding (losses) arising during the
   Three months ended September 30, 2001            (559,615)       190,269       (369,346)
                                                 -----------    -----------    -----------
Other comprehensive income (loss) at
   September 30, 2001                            $(1,350,209)   $   462,779    $  (887,430)
                                                 ===========    ===========    ===========


(5) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Standards No. 141 (SFAS 141), Business Combinations. The standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in business combinations. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The Company expects that the adoption of SFAS 142 will increase annual operating income by approximately $ 308,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Quarter ended September 30, 2001 vs 2000:

Sales for the third quarter of 2001 decreased $1,385,071 or 24.0% when compared to the corresponding quarter of 2000. This was the primarily the result of a decrease in sales in the jewelry segment in the amount of $770,586 and a decrease in sales from the liquidation segment in the amount of $524,751. Jewelry sales were lower due a nation wide softness in the retail environment. Liquidation sales were lower due new engagements being later in the quarter than planned. Consulting service revenues in the amount of $37,999 during 2000 was the result of fees earned on the completion of a major consulting contract . Software sales declined due to continued softness in the web site development market. Cost of sales decreased by $984,103 primarily due to the decrease in sales. Selling, general and administration expenses declined by $220,527 or 17.1% due a reduction in payroll related cost.

Income tax (benefit) and expense are provided at the corporate rate of 34% adjusted for non-deductible goodwill amortization expense.




Nine  months ended September 30, 2001 vs 2000:
----------------------------------------------

Sales for the first nine months of 2001 decreased $2,986,159 or 17.7% when compared to the corresponding period of 2000. This was primarily the result of a decrease in sales in the jewelry segment in the amount of $937,499 and a decrease in sales from the liquidation segment in the amount of $1,888,148. Jewelry segment revenues were lower due a softness in the precious metals market with precious metal sales decreasing by $1,085,988. Liquidation sales were lower due to no significant new liquidation sales being booked during the first two months of the year. Consulting service revenues in the amount of $456,000 during 2000 was the result of fees earned on the completion of a major consulting contract . Gain on marketable securities - trading in the amount of $269,363 during 2000 was the result of realized and unrealized gains on trading securities. Cost of sales decreased by $2,264,334 primarily due to the decrease in sales.

Depreciation and amortization expense increased by $33,608 due to depreciation and amortization on assets and goodwill acquired in the Fairchild acquisition.

Income tax (benefit) and expense are provided at the corporate rate of 34% adjusted for non-deductible goodwill amortization expense.

Liquidity and Capital Resources
-------------------------------

Management of the Company expects capital expenditures to total approximately $20,000 during the balance of 2001. It is anticipated that these expenditures will be funded from the Company's current working capital position.

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

PART II. OTHER INFORMATION
--------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K - None





                                   SIGNATURES


     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dallas Gold and Silver Exchange, Inc.


By:  /s/ L. S. Smith                         Dated: November 9, 2001
     -------------------------
     L. S. Smith
     Chairman of the Board,
     Chief Executive Officer and
     Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /s/ L. S. Smith                         Dated: November 9, 2001
     -------------------------
     L. S. Smith
     Chairman of the Board,
     Chief Executive Officer and
     Secretary


By:  /s/ W. H. Oyster                        Dated: November 9, 2001
     -------------------------
     W. H. Oyster
     Director, President and
     Chief Operating Officer


By:  /s/ John Benson                         Dated: November 9, 2001
     -------------------------
     John Benson
     Chief Financial Officer
     (Principal Accounting Officer)