Form 10KSB
period 2001-12-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2002-03-29
CIK 701719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
(Mark One)
 (X) Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2001 or
                          -----------------

 ( ) Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                  to
                               ----------------    ----------------
Commission file number 1-11048
                       -------

                              DGSE Companies, Inc.
                 (formerly Dallas Gold & Silver Exchange, Inc.)
                 ----------------------------------------------
                         (Name of small business issuer)

            NEVADA                                           88-0097334
-----------------------------                     ------------------------------
(State or other jurisdiction                      (I.R.S.Employer Identification
incorporation or organization)                     Number)

2817 Forest Lane, Dallas, Texas                       75234
----------------------------------------          -------------
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

Common Stock,  $ .01 par value
------------------------------
      (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes x No
                                                            ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                                      ---

During fiscal year ended December 31, 2001, total revenues were $ 21,116,809.

As of March 11, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $ 6,804,467

As of March 11, 2002, 4,913,290 shares of Common Stock were outstanding.

Documents incorporated by reference: Portions of the proxy statement for the annual shareholders' meeting to be held June 14, 2002, are incorporated by reference into Part III.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

DGSE Companies, Inc (formerly Dallas Gold and Silver Exchange, Inc.) (the "Company") sells jewelry and bullion products to both retail and wholesale customers throughout the United States and makes collateralized loans to individuals. During the last three years the Company has focused its efforts toward expanding its retail jewelry operations and internet related businesses. Management expects this trend to continue until such time that interest in precious metals results in significantly higher gross profit margins on bullion related products. The Company's products are marketed through its facilities in Dallas and Carrollton, Texas and Mt. Pleasant South Carolina and through its internet web sites dgse.com; FirstJewelryAuctions.com; USBullionExchange.com; FirstCoinAuction.com; FairchildWatches.com; SilvermanLiquidations.com; and jewelrywatchesdiamonds.com.

The Company also provides consulting services involving the reorganization of other business enterprises (primarily enterprises that are or have been involved in proceedings under Chapter 11 of the United States Bankruptcy Code). These services are provided through the Company's subsidiary DLS Financial Services, Inc. ("DLS").

The Company operates seven internet sites on the World Wide Web. Through dgse.com the Company operates a virtual store and a real-time auction of its jewelry products. Customers and the Company buy and sell items of jewelry and are free to set their own prices in an interactive market. FirstJewelryAuctions.com provides a forum for business to business and business to consumer auctions for the jewelry industry. For its services the Company receives a fee from the seller. The Company also offers customers current quotations for precious metals prices on its internet site USBullionExchange.com. FirstCoinAuctions.com provides auctions of the Company's rare coin products. FairchildWatches.com provides wholesale customers a virtual catalog of the Company's fine watch inventory and SilvermanLiquidations.com provides a real-time auction of closeout jewelry products. Over 7,500 items are available for sale on the Company's internet sites including $ 10,000,000 in diamonds. The Company recently launched a consolidating portal through which all of its web sites can be accessed, jewelrywatchesdiamonds.com.

The Company has developed internet software called Virtual Auctioneer v2.0 which is an electronic commerce product that allows users to easily build online auction sites. The Company markets its internet software product through its subsidiary eye media, inc. ("eye media").

The Company's wholly-owned subsidiary, National Jewelry Exchange, Inc. ("NJE") operates a pawn shop in Carrollton, Texas. The Company has focused the operations of NJE on sales and pawn loans of jewelry products.

On March 2, 2000, the Company acquired certain assets of Fairchild International, Inc. ("Fairchild") located in Dallas, Texas. Fairchild's primary business is the wholesaling of fine watches. The purchase price consisted of $350,000 in cash, a promissory note for $450,000 and 62,745 newly issued restricted shares of the Company's common stock. The acquisition has been accounted for as a purchase. Accordingly, a portion of the purchase price has been allocated to net tangible and intangible assets acquired based on their

DESCRIPTION OF BUSINESS (continued...)
-----------------------

estimated fairvalues. The results of Fairchild have been included in the consolidated financial statements since the date of acquisition.

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

Products and Services
---------------------

JEWELRY
-------
The Company's jewelry operations include sales to both wholesale and retail customers. The Company sells finished jewelry, gem stones, and findings (gold jewelry components) and makes custom jewelry to order. Jewelry inventory is readily available from wholesalers throughout the United States. In addition, the Company purchases inventory from pawn shops and individuals. During the last three years management has focused its efforts toward expanding its retail jewelry business. Additional resources have been invested in advertising and additional staff have been added in jewelry sales and jewelry and watch repair.

The Company's bullion trading operations buy and sell all forms of precious metals products including United States and other government coins, medallions, art bars and trade unit bars.

Bullion products are purchased and sold based on current market price. The availability of precious metal products is a function of price as virtually all bullion items are actively traded. Precious metals sales amounted to 18.5% of total sales for 2001 and 15.9% in 2000 (For further details, see Item 6 below). The Company did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 2001 or 2000.

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

Products and Services (continued...)
---------------------

PAWN
----
Pawn loans ("loans") are made on the pledge of tangible personal property, primarily jewelry, for one month with an automatic sixty-day extension period ("loan term"). Pawn service charges are recorded on a constant yield basis over the loan term. If the loan is not repaid, the principal amount loaned plus accrued pawn service charges become the carrying value of the forfeited collateral and are transferred to inventory. Although revenues from the Company's pawn loans have not been significant, management believes this activity to be a good source of jewelry inventory and provides an excellent return on investment.

The Company has developed a World Wide Web Site on the Internet located at dgse.com. This web site is a fully integrated live trading market in jewelry items on the internet. Customers can buy and sell items of jewelry and are free to set their own prices in an interactive market. For its services, the Company collects a listing fee and a sales commission from the seller. In addition, the Company may offer for sale its own inventory. This site also includes a virtual store of the Company's jewelry products.

The Company also operates a web site, USBullionExchange.com, which allows customers unlimited access to current quotations for prices on approximately 200 precious metals, coins and other bullion related products.

The Company also operates a live real time trading floor in jewelry, diamonds and fine watches. Our internet store functions as a CyberCashTM authorized site which allows customers to purchase products automatically, securely and on line. Auctions close at least five times per week and trading floor transactions can occur twenty-four hours per day.

Additional sites operated by the Company include FirstCoinAuction.com, FirstJewelryAuctions.com, FairchildWatches.com and Silvermanliquidations.com. The Company recently launched a consolidating portal through all of its sites can be accessed, jewelrywatchesdiamonds.com.

CONSULTING SERVICES
-------------------
DLS provides insolvency advisory services primarily to business enterprises that are or have been involved in proceedings under Chapter 11 of the United States Bankruptcy Code. Services provided by DLS include assistance in developing plans of reorganization, negotiations with creditors and general management advice. During 2001 DLS did not engage any new consulting clients or receive any revenues for services.

DLS earns a cash fee and or equity participation in the organizations to which it provides services. DLS expects to accept only a limited number of assignments each year which meet the criteria of having significant fee and or substantial growth potential. Where equity participation is involved, as the client enterprises mature, DLS plans to sell its equity interest subject to compliance with state and federal securities law in order to provide liquidity for the expansion of the Company's other business activities. As of December 31, 2001, the Company's investment in these enterprises totaled $ 426,414.

Products and Services (continued...)

SOFTWARE
--------
The Company has developed internet software, Virtual Auctioneer v2.0, an electronic commerce product that allows users to easily build online auction sites. Virtual Auctioneer is built around an eye media developed bidding engine, which was created utilizing the Allaire ColdFusiontm development environment. Virtual Auctioneer allows clients unparalleled flexibility, customization and power, placing it in its own market space, by offering a complete, integrated online product.

LIQUIDATION
-----------
On August 13, 1999 the Company purchased substantially all of the assets of Silverman located in Mt. Pleasant, South Carolina. Silverman's primary business is conducting liquidation, consolidation, promotional or other large-scale retail sales for jewelry stores and other types of retailers. The Company is conducting the business of Silverman through a newly formed wholly owned subsidiary, Silverman Consultants, Inc. ("SCI"). All senior management and key employees of the Silverman have become employees of the SCI.



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

The Company markets its bullion trading services through a combination of advertising in national coin publications, local print media, coin and bullion wire services and its internet web site. Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry. Cash on confirmation means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals. Customer orders for bullion trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's credit standing. Consequently, there was no significant backlog for bullion orders as of December 31, 2001 or 2000. Company backlogs for fabricated jewelry products were also not significant as of December 31, 2001 and 2000.


Seasonality
-----------
The retail and wholesale jewelry business and the liquidation business is seasonal. The Company realized 33.8% and 32.5% of its annual sales in the fourth quarters of 2001 and 2000, respectively.

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


Employees
---------

As of December 31, 2001, the Company employed 40 individuals, 38 of which were full time employees.



ITEM 2. DESCRIPTION OF PROPERTY

The Company owns a 6,000 square foot building in Dallas, Texas which houses retail jewelry, pawn lending and bullion trading operations and its principal executive offices. The land and building are subject to a mortgage maturing in January 2014, with a balance outstanding of approximately $ 564,000 as of December 31, 2001.

The Company leases a 5,000 square foot building in Dallas, Texas which housed a retail jewelry store. The lease has a term of ten years beginning July 1, 1994 and requires monthly payments of $ 7,500 for the first five years and $ 9,000 thereafter. In November 1995, the Company closed this store and during 1999, the Company moved its internet activities into this facility. During July 2000 the Company subleased this facility for a term ending on June 30, 2004 and receives monthly rental payments in the amount of $ 7,500.

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

                                     PART II



ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 29, 1999 the Company's Common Stock began trading on the NASDAQ Small CAP Market under the symbol "DGSE". Previously, the Company's Common Stock was traded on the American Stock Exchange ("ASE") pursuant to its "Emerging Companies" listing program under the symbol "DLS.EC". The following table sets forth for the period indicated, the per share high and low sale prices as reported by NASDAQ for the common stock. During the past two years, the Company has not declared any dividends with respect to its common stock. The Company intends to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of common stock in the foreseeable future.



High and low stock prices for the last two years were:

                                  2001                     2000

                            High        Low          High        Low
                            ----        ---          ----        ---

      First Quarter        9  7/8      3  1/2       7  5/8      4  1/2

      Second Quarter       9  1/2      4  3/4       9  1/8      5

     Third Quarter         7  3/4      1.95         8  5/8      6  3/4

     Fourth Quarter        5.05        1.83         10 1/8      7  1/8





On March 11, 2002, the closing sales price for the Company's  common stock was $
2.20 and there were 698 shareholders of record.

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

The Company Operates DLS, a wholly-owned subsidiary, in an effort to generate additional revenue and enhance shareholder value by capitalizing on the experience and professional contacts of the Company's Chairman. DLS provides insolvency advisory services to businesses that are or have been involved in proceedings under Chapter 11 of the United States Bankruptcy Code.

Marketable equity securities have been categorized as available-for-sale and are carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders' equity net of tax until realized. Realized gains and losses on the sale of securities are based on the specific identification method.

Results of Operations
---------------------

2001 vs 2000
------------
Sales decreased by $ 3,973,347 (15.9%) in 2001. This decrease was the result of a $ 2,477,247 decrease in sales from the liquidations segment, a $ 1,269,339 decrease in sales from the jewelry segment and a $ 201,790 decrease in the sale of internet software products. The decrease in sales from the liquidations segment was the result of the strong retail environment during 2000 and early 2001. Although nation wide retail sales slowed significantly during the second half of 2001, the Company was not able to generate new liquidations sales in time to recover from the slow first half. The decrease in sales from the jewelry segment was the result of a nation wide softness in the retail environment. Software sales declined due to continued softness in the web site development market. Consulting services revenue during 2000 was the result of one project. The Company booked no new consulting contracts during 2001. The Company sold marketable trading securities during 2000 which realized gains of $ 266,714.

Cost of goods decreased by $ 2,795,031 during 2001 primarily due to the lower sales volume. Gross margins declined from 24.6% in 2000 to 23.6% in 2001 due to a slight decline in the sale of high-end jewelry products which tend to have higher margins.

Selling, general and administrative expenses decreased by $ 881,958 due to staff reductions and salary cuts. Depreciation and amortization increased by 10.2% during 2001 due to the acquisition of Fairchild in March 2000.


Liquidity and Capital Resources
-------------------------------

The Company's short-term debt, including current maturities of long-term debt totaled $ 4,027,172 as of December 31, 2001. During January 2002 the Company retired $ 575,000 of this debt and renewed or extended $1,800,000.

The Company did not pay its federal income taxes during 2000 and negotiated payment terms with the Internal Revenue Service. It is anticipated these taxes will be paid in fiscal 2002.

Management of the Company expects capital expenditures to total approximately $100,000 during 2002. It is anticipated that these expenditures will be funded from working capital.

The ability of the company to finance its operations and working capital needs are dependent upon management's ability to negotiate extended terms or refinance its short term debt. The Company has historically renewed, extended or replaced short-term debt as it matures and management believes that it will be able to continue to do so in the near future.

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

Critical Accounting Policies
----------------------------

Our reported results are impacted by the application of certain accounting policies that require us to make subjective estimates or judgments. Changes in estimates and judgments could significantly affect our results of operations, financial condition and cash flows in future years. We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of its consolidated financial statements:

Critical Accounting Policies   (continued...)
----------------------------

Impairment of Investment Securities results in a charge to operations when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer. The Company's investment securities amounted to approximately $426,000 as of December 31, 2001. Gross unrealized gains and losses were $115,000 and $1,613,000, respectively, at December 31, 2001.

Goodwill was accounted for in accordance with APB 16 "Business Combinations" (ABP 16) for acquisitions and SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" (SFAS 121) for the periodic evaluation of goodwill impairment. Purchase accounting required by APB 16 involved judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill. Management believes that the estimates that it has used to record prior acquisitions were reasonable and in accordance with APB 16.

The Company performs an annual evaluation for the impairment of Long-Lived Assets, including goodwill, based on expectations of non-discounted future cash flows compared to the carrying value of the subsidiary. The Company's cash flow estimates are based on historical cash flows, as well as future projected cash flows. Management believes that its procedures for estimating gross future cash flows are reasonable and consistent with current market conditions.

Subsequent to December 31, 2001, the Company will account for acquired goodwill and goodwill impairment in accordance with the new standards outlined in Note A of the Consolidated Financial Statements. These new pronouncements will also require considerable judgment and may require that the Company use third parties to provide pertinent information to assist in management's evaluation of any future goodwill impairment. The Company has approximately $840,000 and $311,000 of goodwill related to its jewelry and liquidation segments, respectively.

Inventory Obsolescence Accruals may be required based on management's estimation of obsolescence or unmarketable inventory, in order to write-down inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.



ITEM 7. FINANCIAL STATEMENTS

(a)  Financial Statements (see pages 15 - 33 of this report).



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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB with respect to security ownership of certain beneficial owners and management, is incorporated by reference in response to this item.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-KSB, with respect to certain relationships and related transactions, is incorporated by reference in response to this item.



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

The following exhibits are incorporated by reference to the Company's Form 10-KSB dated March 21, 2001:

         10.1     EXHIBIT  10.1 - LEASE  AGREEMENT  dated  JUNE  2,  2000 by and
                  between  SND  PROPERTIES  and  CHARLESTON   GOLD  AND  DIAMOND
                  EXCHAMGE, INC.

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

Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                    Dated: March 28, 2002
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: March 28, 2002
         -------------------------
         L.S Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: March 28, 2002
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: March 28, 2002
         -------------------------
         John Benson
         Director and Chief Financial
         Officer
         (Principal Accounting Officer)


BY:      /s/ William P. Cordeiro            Dated: March 28, 2002
         -------------------------
         Director

By:      /s/ James Walsh                    Dated: March 28, 2002
         -------------------------
         Director

Financial Statements and Report of Independent Certified Public Accountants

DGSE Companies, Inc.

December 31, 2001 and 2000

               Report of Independent Certified Public Accountants



Board of Directors and Shareholders
DGSE Companies, Inc.


We have audited the accompanying consolidated balance sheets of DGSE Companies, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DGSE Companies, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Dallas, Texas
February 15, 2002


                     DGSE Companies, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,



                      ASSETS                                   2001             2000
                                                          ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                             $  1,063,060    $  1,362,219
    Trade receivables                                          646,583         935,002
    Inventories                                              6,297,320       7,087,265
    Prepaid expenses                                           128,213         142,291
                                                          ------------    ------------

                 Total current assets                        8,135,176       9,526,777

MARKETABLE SECURITIES - available for sale                     426,414         856,081

PROPERTY AND EQUIPMENT - at cost, net                        1,327,822       1,366,213

DEFERRED INCOME TAX ASSETS                                     206,141         171,432

GOODWILL, net of accumulated amortization
    of $402,386 and $209,702, respectively                   1,151,120       1,343,804

OTHER ASSETS                                                   153,688         148,936
                                                          ------------    ------------

                                                          $ 11,400,361    $ 13,413,243
                                                          ============    ============

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                          $ 3,161,487    $  2,899,918
    Current maturities of long-term debt                       865,685         830,561
    Accounts payable - trade                                 1,007,311       2,176,834
    Accrued expenses                                           587,392         458,191
    Accrued compensation                                        47,482         322,539
    Customer deposits                                           90,696         127,144
    Federal income taxes payable                               320,681         656,604
    Deferred income taxes                                       86,093            --
                                                          ------------    ------------

                 Total current liabilities                   6,166,827       7,471,791

LONG-TERM DEBT, less current maturities                        764,102         949,838

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,913,290 and
       4,907,990 shares, respectively                           49,133          49,080
    Additional paid-in capital                               5,708,301       5,609,445
    Accumulated other comprehensive loss                      (987,277)       (690,749)
    Retained earnings (accumulated deficit)                   (300,725)         23,838
                                                          ------------    ------------

                 Total shareholders' equity                  4,469,432       4,991,614
                                                          ------------    ------------

                                                          $ 11,400,361    $ 13,413,243
                                                          ============    ============

        The accompanying notes are an integral part of these statements.



                      DGSE Companies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,


                                                          2001            2000
                                                     ------------    ------------
Revenue
   Sales                                             $ 20,996,120    $ 24,969,467
   Pawn service fees                                      120,689          95,718
   Consulting services                                       --           456,000
                                                     ------------    ------------
                                                       21,116,809      25,521,185

Costs and expenses
   Cost of goods sold                                  16,039,658      18,834,689
   Consulting service costs                                55,462         115,053
   Selling, general and administrative expenses         4,585,307       5,467,265
   Depreciation and amortization                          427,676         387,963
                                                     ------------    ------------
                                                       21,108,103      24,804,970

Other income (expense)
   Interest expense                                      (467,685)       (497,004)
   Other income                                            18,626          12,019
   Gain on sale of marketable securities                     --           266,714
                                                     ------------    ------------

                 Total other income (expense)            (449,059)       (218,271)
                                                     ------------    ------------

                 (Loss) income before income taxes       (440,353)        497,944

   Income tax (benefit) expense                          (115,790)        246,260
                                                     ------------    ------------

                 Net (Loss) Income                   $   (324,563)   $    251,684
                                                     ============    ============

Earnings (loss) per common share
   Basic                                             $       (.07)   $        .05
   Diluted                                           $       (.07)   $        .05

Weighted average number of common shares
   Basic                                                4,924,665       4,682,375
   Diluted                                              4,924,665       5,043,103


The accompanying notes are an integral part of these statements.



                      DGSE Companies, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000



                                                                                        Retained                         Total
                                             Common stock              Additional       earnings         other        Accumulated
                                     -----------------------------      paid-in      (Accumulated)   comprehensive   shareholders'
                                         Shares          Amount         capital        (deficit)          loss           equity
                                     -------------   -------------   -------------   -------------   -------------   -------------
Balances at January 1, 2000              4,367,912   $      43,679   $   3,967,931   $    (227,846)  $      (6,930)  $   3,776,834
Net income                                    --              --              --           251,684            --           251,684
Other comprehensive income:
    Unrealized loss on marketable
       securities, net of tax                 --              --              --              --          (683,819)       (683,819)
                                                                                                                     -------------

                Comprehensive loss                                                                                        (432,135)
                                                                                                                     -------------

Purchase and retirement of
    common shares                          (24,500)           (245)       (148,618)           --              --          (148,863)
Issuance of warrants in
    connection with debt                      --              --            53,584            --              --            53,584
Common stock issued on
    conversion of debt                     498,333           4,983       1,403,002            --              --         1,407,985
Common stock issued for services             3,500              35          14,173            --              --            14,208
Common stock issued for
    acquisition                             62,745             628         319,373            --              --           320,001
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balances at December 31, 2000            4,907,990          49,080       5,609,445          23,838        (690,749)      4,991,614

Net loss                                      --              --              --          (324,563)           --          (324,563)
Other comprehensive income:
    Unrealized loss on marketable
       securities, net of tax                 --              --              --              --          (296,528)       (296,528)
                                                                                                                     -------------

                Comprehensive loss                                                                                        (621,091)
                                                                                                                     -------------

Purchase and retirement of
    common shares                          (14,700)           (147)        (30,944)           --              --           (31,091)
Common stock issued on
    conversion of debt                      20,000             200         129,800            --              --           130,000
                                     -------------   -------------   -------------   -------------   -------------   -------------

Balances at December 31, 2001            4,913,290   $      49,133   $   5,708,301   $    (300,725)  $    (987,277)  $   4,469,432
                                     =============   =============   =============   =============   =============   =============



         The accompanying notes are an integral part of this statement.


                      DGSE Companies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                                 2001           2000
                                                                             -----------    -----------
Cash flows from operating activities
       Net (loss) income                                                     $  (324,563)   $   251,684
       Adjustments to reconcile net (loss) income to cash (used in)
          provided by operating activities
              Common stock issued for services                                      --           14,208
              Marketable securities received for consulting services                --         (456,000)
              Depreciation and amortization                                      427,675        387,963
              Realized gain on marketable securities - trading                      --         (266,714)
              Accretion of debt discount                                          26,793         56,792
              Deferred taxes                                                     198,524       (438,136)
              Change in operating assets and liabilities
                Net change in marketable securities - trading                       --        1,966,902
                Trade receivables                                                288,419       (199,224)
                Inventories                                                      784,052     (1,174,784)
                Prepaid expenses and other assets                                 (3,419)      (142,626)
                Accounts payable and accrued expenses                         (1,040,323)     1,289,807
                Accrued compensation                                            (275,057)       (48,102)
                Customer deposits                                                (36,448)        36,950
                Federal income taxes payable                                    (335,923)       540,026
                                                                             -----------    -----------

                 Total net cash (used in) provided by operating activities      (290,270)     1,818,746

Cash flows from investing activities
   Purchase of marketable securities                                             (15,750)       (36,500)
   Purchases of property and equipment                                           (31,230)      (147,174)
   Acquisition of Fairchild assets                                                  --         (369,933)
                                                                             -----------    -----------

                 Net cash used in investing activities                           (46,980)      (553,607)
                                                                             -----------    -----------


                      DGSE Companies, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                            Years ended December 31,

                                                                           2001           2000
                                                                       -----------    -----------
Cash flows from financing activities
   Proceeds from indebtness                                            $ 1,143,176    $ 1,001,136
   Repayment of indebtness                                              (1,073,994)    (2,018,909)
   Purchase and retirement of common stock                                 (31,091)      (148,863)
                                                                       -----------    -----------

                 Net cash provided by (used in) financing activities        38,091     (1,166,636)
                                                                       -----------    -----------

Net (decrease) increase in cash and cash equivalents                      (299,159)        98,503

Cash and cash equivalents at beginning of year                           1,362,219      1,263,716
                                                                       -----------    -----------

Cash and cash equivalents at end of year                               $ 1,063,060    $ 1,362,219
                                                                       ===========    ===========

Supplemental cash flow information:

         Interest paid during 2001 and 2000 amounted to $365,170 and $457,518, respectively.

         Income taxes paid during 2001 and 2000 amounted to $17,901 and $165,153.

Supplemental schedule of noncash, investing and financing activities:

         During  2001 and 2000,  debt  amounting  to  $130,000  and  $1,006,863, respectively, was converted to common stock. In addition, equipment was acquired by capital lease in the amount of $150,876 in 2001.

         As more fully described in Note L, in connection with the Company's acquisition of Fairchild International, Inc. in 2000, 62,745 shares of common stock were issued with a value of $320,001 as part of the purchase price which included $350,000 in cash and a promissory note in the amount of $450,000.

        The accompanying notes are an integral part of these statements.

                      DGSE Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations
         --------------------

         DGSE Companies, Inc. and its subsidiaries (the Company), sell jewelry and bullion products to both retail and wholesale customers throughout the United States through its facility in Dallas, Texas and through its internet sites. In addition, the Company provides consulting services related to reorganization of other business enterprises and liquidations of jewelry retailers.

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

         Cash and Cash Equivalents
         -------------------------

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Investments in Marketable Securities
         ------------------------------------

         Marketable equity securities have been categorized as available-for-sale and carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders' equity net of tax until realized. Realized gains and losses on the sale of securities are based on the specific identification method. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in the fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations.

         Inventories
         -----------

         Jewelry  and  other  inventory  is  valued  at  lower-of-cost-or-market
         (specific    identification).    Bullion   inventory   is   valued   at
         lower-of-cost-or-market (average cost).

         Property and Equipment
         ----------------------

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are being provided on the straight-line method over periods of five to ten years for machinery and equipment, furniture and fixtures and building improvements. Buildings are depreciated over 30 years. Machinery and equipment under capital lease are amortized on the straight-line method over the life of the lease. Expenditures for repairs and maintenance are charged to expense as incurred.

         Impairment of Long-lived Assets
         -------------------------------

         The Company assesses the recoverability of its long-lived assets (including tangible assets) based on their current and anticipated future undiscounted cash flows. An impairment occurs when the cash flows (excluding interest) do not exceed the carrying amount of the asset. The amount of the impairment loss is the difference between the carrying amount of the asset and its estimated fair value.

                      DGSE Companies, Inc. and Subsidiaries

                           December 31, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Goodwill
         --------

         Goodwill was amortized over periods expected to be benefited using the straight-line method with periods ranging from five to ten years.

         Financial Instruments
         ---------------------

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

         Advertising Costs
         -----------------

         Advertising costs are expensed as incurred and amounted to $588,138 and $439,300 for 2001 and 2000.

         Income Taxes
         ------------

         Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities.

         Revenue Recognition
         -------------------

         Sales revenue consists of direct sales to customers for jewelry and software. Sales are recognized when product is shipped for software and when title and risk of loss have passed to the customer, which is at point-of-sale for jewelry. Provisions for discounts and rebates to customers and returns and other adjustments are provided in the period the related sales are recorded. Liquidation service revenue is also included in sales and is recognized as inventory is sold during the respective liquidation sale. Consulting service revenue is recognized when the services are performed.

         Pawn loans ("loans") are made with the collateral of tangible personal property for one month with an automatic 60-day extension period. Pawn service charges are recorded at the time of redemption at the greater of $15 or the actual interest accrued to date. If the loan is not repaid, the principal amount loaned (or the fair value of the collateral, if lower) becomes the carrying value of the forfeited
         collateral   ("inventories")   which  is  recovered   through  sale  to
         customers.

         Earnings (Loss) Per Share
         -------------------------

         Basic earnings (loss) per common share is based upon the weighted average number of shares of common stock outstanding. Diluted earnings
         (loss) per share is based upon the weighted average number of common stock outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities.

         Comprehensive Income
         --------------------

         The Company reports all changes in comprehensive income in the Consolidated Statements of Changes in Shareholders' Equity, in accordance with the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income includes net income (loss) and unrealized gains and losses on securities available for sale, net of tax.

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

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications
         -----------------

         Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

         New Accounting Pronouncements
         -----------------------------

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supercedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, a company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supercedes APB Opinion No. 17, Intangible Assets and is effective January 1, 2002.

         In September 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. The Company plans to adopt these statements as of their effective dates and does not expect that the adoption will have a material impact on its consolidated results of operations or financial position.


NOTE B - INVENTORIES

         A summary of inventories at December 31 is as follows:

                                                            2001         2000
                                                         ----------   ----------

         Jewelry                                         $6,000,372   $6,741,572
         Scrap gold                                         192,276      188,045
         Bullion                                              6,585       44,632
         Other                                               98,087      113,016
                                                         ----------   ----------

                                                         $6,297,320   $7,087,265
                                                         ==========   ==========


NOTE C - INVESTMENTS IN MARKETABLE SECURITIES

         Marketable securities have been classified in the consolidated balance sheet according to management's intent. The cost of available-for-sale securities and their fair values at December 31 follows:

                                                     Gross        Gross
                                                  unrealized   unrealized      Fair
                                        Cost         gains       losses        value
                                     ----------   ----------   ----------   ----------
         Equity securities at 2000   $1,908,288   $  115,200   $1,167,407   $  856,081
                                     ==========   ==========   ==========   ==========

         Equity securities at 2001   $1,924,038   $  115,200   $1,612,824   $  426,414
                                     ==========   ==========   ==========   ==========


NOTE D - PROPERTY AND EQUIPMENT

         A summary of property and equipment at December 31 is as follows:

                                                            2001         2000
                                                         ----------   ----------

         Buildings and improvements                      $  700,212   $  682,253
         Machinery and equipment                            750,294      728,529
         Furniture and fixtures                             233,252      202,742
                                                         ----------   ----------
                                                          1,683,758    1,613,524
         Less accumulated depreciation
         and amortization                                   907,236      798,611
                                                         ----------   ----------
                                                            776,522      814,913
         Land                                               551,300      551,300
                                                         ----------   ----------
                                                         $1,327,822   $1,366,213
                                                         ==========   ==========

         Property and equipment under capital leases is $202,469 and $158,000 as of December 31, 2001 and 2000, respectively. Accumulated depreciation for these assets was $56,564 and $113,200 as of December 31, 2001 and 2000, respectively.



NOTE E - NOTES PAYABLE

         A summary of notes payable at December 31 follows:

                                                                                   2001         2000
                                                                                ----------   ----------
        Note payable to bank, due in variable weekly installments based on 90% of sales of the collateral inventory of which
           approximately $1,236,039 remained  at December 31, 2001
           The note bears interest at 10.75% and is due June 30, 2002           $1,413,342   $1,582,117

        Line of credit payable to bank with interest at 7.25%, collateralized by inventories and accounts receivable, due December 31, 2002
           Maximum borrowings under  the line of credit are $1,200,000
           Guaranteed by Chairman and CEO of the Company.                        1,100,000         --

        Line of credit payable to bank with interest at prime plus 1%, collateralized by inventory and accounts receivable and due
        November 1, 2001.  Maximum borrowings under the line of
           credit are $600,000                                                        --        500,000

        Note payable to limited partnership with interest at 10%,
           collateralized by marketable securities and due on demand,
            net of discount of $-0- and $26,792, respectively                      100,000      248,208

        Various demand notes to individuals with interest rates
        from 10% to 12%                                                            548,145      569,593
                                                                                ----------   ----------

                                                                                $3,161,487   $2,899,918
                                                                                ==========   ==========

         In connection with note payable to limited partnership, the Company issued warrants for 27,500 shares of common stock expiring December 31, 2001. The warrants have an exercise price of $6.20 and were valued at $66,550 at the date of grant. The warrants were not exercised.


NOTE F - LONG-TERM DEBT

         A summary of long-term debt at December 31 follows:

                                                                                   2001           2000
                                                                               -----------    -----------
         Mortgage payable, due in monthly installments of $6,452, including interest based on 30 year US Treasury note rate plus 2-1/2%
            (8.04% at December 31, 2001); balance due in January 2014          $   564,260    $   590,764

         Note payable, due March 2, 2005.  Interest is payable quarterly at
            8% per annum                                                           199,349        415,850

         Note payable, due October 2002.  Interest is payable quarterly at
            8% per annum                                                           675,000        675,000

         Capital lease obligations, due in monthly installments ranging from
            $58 to $2,405, due from November 2003 through January 2006             191,178         98,785
                                                                               -----------    -----------
                                                                                 1,629,787      1,780,399
            Less current maturities                                               (865,685)      (830,561)
                                                                               -----------    -----------

                                                                               $   764,102    $   949,838
                                                                               ===========    ===========


         The following table summarizes the aggregate maturities of long-term debt and payments on the capital lease obligations:


                                                                                      Obligations
                                                         Long-term       capital         under
                                                            debt         leases          Totals
                                                        -----------    -----------    -----------
         2002                                           $   790,740    $    86,423    $   877,163
         2003                                               124,606         77,649        202,255
         2004                                                51,377         32,694         84,071
         2005                                                36,136         21,196         57,332
         2006                                                39,365          2,646         42,012
         Thereafter                                         396,385           --          396,385
                                                        -----------    -----------    -----------

         Total                                            1,438,609        220,608      1,659,218

         Amounts representing interest (interest rates
         ranging from 10.8% to 23.3%)                            --          (29,430)       (29,430)
                                                        -----------    -----------    -----------
                                                          1,438,609        191,178      1,629,787
        Less current portion                               (790,740)       (74,945)      (865,685)
                                                        -----------    -----------    -----------

                                                        $   647,869    $   116,233    $   764,102
                                                        ===========    ===========    ===========


NOTE F - LONG-TERM DEBT - Continued

         In December 1996, the Company issued a long-term convertible note in the amount of $875,000. The note bears interest at 8% payable quarterly. During 2000, $100,000 of the note was converted to 100,000 shares of common stock. Of the remaining principal of $675,000, $225,000 was paid in January of 2002 with the remaining balance to be paid $50,000 per month until due in October 2002.

         Also during 2000, approximately $907,000 of debt was converted into 398,333 shares of common stock, and in 2001, approximately $130,000 of debt was converted into 20,000 shares of common stock.

         In the first quarter of 2002,  the Company paid an additional  $350,000 of notes payable.  Management believes that the Company has the ability to satisfy the remainder of its  short-term  debt through a combination of cash flows from operations and/or refinancing the obligations.


NOTE G - EARNINGS (LOSS) PER SHARE

         A reconciliation  of the income (loss) and shares of the basic earnings
         (loss) per common share and diluted earnings (loss) per common share for the years ended December 31, 2001 and 2000 is as follows:

                                                                       2001
                                                       ----------------------------------
                                                         Income                 Per-share
                                                         (loss)       Shares     amount
                                                       ---------    ---------   ---------
         Basic earnings (loss) per common share
            Loss from operations allocable to common
                stockholders                           $(324,563)   4,924,665     (.07)
                                                                                =========

         Effect of dilutive securities
            Stock options and warrants                      --           --
            Convertible debt                                --           --
                                                       ---------    ---------

         Diluted loss per common share
            Loss from operations available to common
               stockholders                            $(324,563)   4,924,665        (.07)
                                                       =========    =========   =========


NOTE G - EARNINGS (LOSS) PER SHARE - Continued

                                                                       2000
                                                         ---------------------------------
                                                                                 Per-share
                                                          Income      Shares      amount
                                                         ---------   ---------   ---------
         Basic earnings per common share
            Income from operations allocable to common
               stockholders                              $ 251,684   4,682,375         .05
                                                                                 =========

         Effect of dilutive securities
            Stock options and warrants                        --       204,872
            Convertible debt                                11,360     155,856
                                                         ---------   ---------   ---------

         Diluted earnings per common share
            Income from operations available to common
               stockholders plus assumed conversions     $ 263,044   5,043,103         .05
                                                         =========   =========   =========



NOTE H - STOCK OPTIONS

         The Company has granted stock options to key employees to purchase shares of the Company's common stock. Each option issued vests according to schedules designated by the Board of Directors, not to exceed three years. Options expire six months after termination of employment. The exercise price is based upon the estimated fair market value of the Company's common stock at the date of grant, and is payable when the option is exercised.

         The Company has adopted  only the  disclosure  provisions  of Financial
         Accounting  Standard No. 123,  Accounting for Stock-Based  Compensation
         (FAS 123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation.

         The following table summarizes the activity in common shares subject to options for the two years ended December 31, 2001:

                                                       2001                       2000
                                             ------------------------   ------------------------
                                                            Weighted                   Weighted
                                                            average                    average
                                                            exercise                   exercise
                                               Options       price       Options        price
                                             ----------    ----------   ----------    ----------
         Outstanding at beginning of year       434,000    $     2.55      434,000    $     2.55
         Granted                                757,777          2.25        --             --
         Forfeited                              (27,000)         3.63        --             --
                                             ----------    ----------   ----------    ----------

         Outstanding at end of year           1,164,777    $     2.33      434,000   $     2.55
                                             ==========    ==========   ==========   ==========

         Exercisable at end of year           1,160,777    $     2.33      409,000   $     2.49
                                             ==========    ==========   ==========   ==========

         Weighted average fair value of
           options granted during the year                 $     1.70                      --
                                                           ==========                ==========

    Stock options outstanding at December 31, 2001:

                                    Options Outstanding     Options Exercisable
                                   ---------------------   ---------------------
                                               Weighted                Weighted
                                               average                 average
             Range of                          exercise                exercise
         exercise price             Options      price      Options      price
         --------------            ---------   ---------   ---------   ---------

         $1.63 to $2.25            1,097,777   $    2.21   1,097,777   $    2.21

         $3.63 to $4.19               32,000   $    3.81      28,000   $    3.83

         $4.88                        35,000   $    4.88      35,000   $    4.88
                                   ---------   ---------   ---------   ---------

                                   1,164,777               1,160,777
                                   =========               =========

         Had compensation costs for stock-based compensation plans been determined consistent with the fair value method of SFAS 123, the Company's net earnings (loss) and net earnings (loss) per common and diluted share would have been:

                                                          2001           2000
                                                    -------------    -----------

         Net (loss) earnings
           As reported                              $    (324,563)   $   251,684
           Pro forma                                   (1,643,392)       227,917
         Basic earnings (loss) per common share
           As reported                                       (.07)           .05
           Pro forma                                         (.33)           .05
         Diluted earnings (loss) per common share
           As reported                                       (.07)           .05
           Pro forma                                         (.33)           .05

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1998, expected volatility of 70% to 86%, risk-free rate of 4.6 to 6.6%, no dividend yield and expected life of 8 years.


NOTE I - ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss at December 31, 2001 and 2000 is as follows:

                                                 Before-Tax        Tax        Net-of-Tax
                                                   Amount        Benefit        Amount
                                                -----------    -----------   -----------
Accumulated other comprehensive loss
   at January 1, 2000                           $   (10,500)   $     3,570   $    (6,930)

Unrealized holding losses arising during 2000    (1,041,707)       357,888      (683,819)
                                                -----------    -----------   -----------

Accumulated other comprehensive loss
   at December 31, 2000                          (1,052,207)       361,458      (690,749)

Unrealized holding losses arising during 2001      (443,667)       147,140      (296,528)
                                                -----------    -----------   -----------

Accumulated other comprehensive loss
   at December 31, 2001                         $(1,495,874)   $   508,597   $  (987,277)
                                                ===========    ===========   ===========

NOTE J - INCOME TAXES

         The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

                                                           2001         2000
                                                         ---------    ---------

         Tax (benefit) expense at statutory rate         $(149,720)   $ 169,301
         Nondeductible goodwill                             31,353       32,844
         Basis difference in acquired assets                  --         36,687
         Other                                               2,577        7,428
                                                         ---------    ---------

         Tax expense                                     $(115,790)   $ 246,260
                                                         =========    =========

         Current                                         $ (67,641)   $ 684,396
         Deferred                                          (48,149)    (438,136)
                                                         ---------    ---------

                                                         $(115,790)   $ 246,260
                                                         =========    =========



NOTE J - INCOME TAXES - Continued

         Deferred income taxes are comprised of the following at December 31:

         Deferred tax assets:
            Unrealized loss on available for sale securities                   $ 508,597    $ 354,850
            Unrealized gain on available for sale securities with cost basis
               difference                                                       (134,640)        --
            Unrealized gain on trading securities before transfer to
               available for sale securities                                    (203,361)    (203,361)
                                                                               ---------    ---------
            Net unrealized loss on available for sale securities                 170,596      151,489
            Property and equipment                                                15,254       11,443
            Goodwill                                                              20,291        8,500
                                                                               ---------    ---------
                                                                               $ 206,141    $ 171,432
                                                                               =========    =========

         Deferred tax liability:
            Inventories                                                        $  86,093    $    --
                                                                               =========    =========

         The Company has not paid its 2000 Federal income tax liability. Payment terms have been negotiated with the Internal Revenue Service to pay in 2002.


NOTE K - OPERATING LEASES

         The Company leases certain of its facilities under operating leases. The minimum commitments under noncancellable operating leases are as follows:

       Year ending           Lease         Sub-lease
       December 31,       obligations     receivables        Total
       ------------       -----------    ------------    ------------
          2002            $   310,190    $    (90,000)   $    220,190
          2003                293,898         (90,000)        203,898
          2004                263,476         (60,000)        203,476
          2005                130,344            --           130,344
                          -----------    ------------    ------------

                          $   997,908    $ (  240,000)   $    757,908
                          ===========    ============    ============

         Rent expense for the years ended December 31, 2001 and 2000 was approximately $307,000 and $386,000, respectively, and was decreased by sublease income of approximately $90,000 and $23,000, respectively.

NOTE L - ACQUISITION

         On March 2, 2000, the Company acquired certain assets of Fairchild International, Inc. The purchase price of $1,120,001 consisted of $350,000 in cash, a promissory note for $450,000, and 62,745 shares of the Company's common stock valued at $320,001. The acquisition has been accounted for as a purchase. Accordingly, a portion of the purchase price has been allocated to net tangible and intangible assets acquired based on their estimated fair values. The purchase price has been allocated to furniture and fixtures in the amount of $120,000 and goodwill in the amount of $1,000,000. Goodwill is being amortized on a straight-line basis over ten years.

         The following unaudited pro forma information presents a summary of 2000 consolidated results of operations as if the acquisition had occurred on January 1, 2000:

         Revenue                                                  $   25,998,000
         Net income                                                      232,592
         Earnings per share
           Basic                                                             .05
           Diluted                                                           .05



NOTE M - SEGMENT INFORMATION

         Management   identifies  reportable  segments  by  product  or  service offered.  Each  segment  is managed  separately.  The  jewelry  segment consists of sales to both wholesale and retail customers.  This segment also  includes  pawn  operations  and  bullion  sales.  The  consulting services  segment  includes  consulting  services related to insolvency advisory services  primarily to business  enterprises that are involved in or have beeen involved in  proceedings  under Chapter 11 of the U.S.
         Bankruptcy  Code.  Liquidations  are  conducted  through the  Company's
         wholly-owned  subsidiary,   Silverman  Consultants,   Inc.  (SCI).  SCI
         conducts liquidation,  consolidation,  promotional or other large scale retail sales for jewelry stores and other types of stores. The software segment consists of sales of the Company's auction software that allows users to easily build on-line  auction  internet  sites.  Corporate and
         other  includes  certain  general  and   administrative   expenses  not
         allocated  to segments.  The  Company's  operations  by segment were as follows:

                                                                                 Consulting     Corporate
                                     Software     Liquidations     Jewelry        Services      and other     Consolidated
                                   ------------   ------------   ------------   ------------   ------------   ------------
         Revenues
            2001                         3,578       1,859,303     19,253,928           --                      21,116,809
            2000                       205,368       4,336,550     20,523,267        456,000           --       25,521,185

         Net income (loss)
            2001                       (38,094)       (500,878)       301,319        (46,542)       (40,368)      (324,563)
            2000                        50,291        (347,276)       278,941        369,080        (99,352)       251,684

         Identifiable assets
            2001                        70,971       2,884,909      7,773,362        671,119           --       11,400,361
            2000                       134,241       3,765,941      8,627,016        886,045           --       13,413,243

         Capital expenditures
            2001                         3,461           7,129        171,516           --             --          182,106
            2000                        52,915          44,702        245,010          2,017           --          344,644

         Depreciation and
            amortization
            2001                        21,259         163,660        234,675          8,081                       427,675
            2000                        12,737         142,207        216,552         16,467           --          387,963
