Form 10QSB
period 2002-03-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2002-05-15
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 2002
                               ------------------------------

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ----------------

Commission File Number                     1-11048
                       ---------------------------

                              DGSE Companies, Inc.
                              --------------------
                         (Name of small business issuer)


        Nevada                                              88-0097334
----------------------------                     -------------------------------
(State or other jurisdiction                     (I.R.S. Employer Identification
of incorporation or organization)                 Number)



     2817 Forest Lane, Dallas, Texas                                 75234
-----------------------------------------------                 ----------------
(Address of principal executive offices)                           (Zip Code)

(Issuer's telephone number, including area code) (972) 484-3662
                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at May 11, 2001
----------------------------             ---------------------------
Common Stock, $.01 per value                      4,913,790


PART I.   FINANCIAL INFORMATION

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS



ASSETS                                                                   (Unaudited)
                                                                       March 31, 2002     December 31, 2001
                                                                     -----------------    -----------------
CURRENT ASSETS
    Cash and cash equivalents                                        $         104,254    $       1,063,060
    Trade receivables                                                          576,984              646,583
    Inventories                                                              6,297,202            6,297,320
    Prepaid expenses                                                           132,349              128,213
                                                                     -----------------    -----------------
                 Total current assets                                        7,110,789            8,135,176

MARKETABLE SECURITIES - AVAILABLE FOR SALE                                     237,338              426,414

PROPERTY AND EQUIPMENT - AT COST, NET                                        1,277,751            1,327,822

DEFERRED TAX ASSET                                                             270,427              206,141

GOODWILL                                                                     1,151,120            1,151,120

OTHER ASSETS                                                                   153,099              153,688
                                                                     -----------------    -----------------
                                                                     $      10,200,524    $      11,400,361



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                    $       2,886,444    $       3,161,487
    Current maturities of long-term debt                                       483,173              865,685
    Accounts payable - trade                                                   701,994            1,007,311
    Accrued expenses                                                           255,572              634,874
    Customer deposits                                                          111,058               90,696
    Federal income taxes payable                                               283,557              320,681
    Deferred income taxes                                                       86,093               86,093
                                                                     -----------------    -----------------
                Total current liabilities                                    4,807,891            6,166,827

LONG-TERM DEBT, less current maturities                                      1,118,981              764,102
SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,913,790 shares at
          March 31, 2002 and 4,913,290 shares at December 31, 2001              49,138               49,133
    Additional paid-in capital                                               5,709,370            5,708,301
    Accumulated other comprehensive loss                                    (1,112,067)            (987,277)
    Accumulated deficit                                                       (372,789)            (300,725)
                                                                     -----------------    -----------------
                Total shareholders' equity                                   4,273,652            4,469,432

                                                                     $      10,200,524    $      11,400,361
                                                                     =================    =================


DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended
(Unaudited)

                                                   March 31, 2002    March 31, 2001
                                                   --------------    --------------
 Revenue
    Sales                                          $    4,502,108    $    4,343,831
    Pawn services charges                                  33,748            27,015
                                                   --------------    --------------
                                                        4,535,856         4,370,846

Costs and expenses
    Cost of goods sold                                  3,436,074         3,279,246
    Consulting service costs                               16,073            12,862
    Selling, general and administrative expenses        1,044,573         1,367,970
    Depreciation and amortization                          52,628           100,155
                                                   --------------    --------------
                                                        4,549,348         4,760,233
Other income (expense)
   Interest expense                                       (95,696)         (107,421)
   Other Income                                              --               2,517
                                                   --------------    --------------
             Total other income (expense)                 (95,696)         (104,904)

             Loss before income taxes                    (109,188)         (494,291)

Income tax benefit                                        (37,124)         (151,622)
                                                   --------------    --------------

             Net loss                              $      (72,064)   $     (342,669)
                                                   ==============    ==============



Earnings per common share
     Basic and diluted                             ($         .01)   ($         .07)

     Weighted average number of common shares
     Basic and diluted                                  4,913,790         4,919,546


DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                       2002           2001
                                                                   -----------    -----------
Reconciliation of net loss to net cash
 used in  operating activities
     Net loss                                                      $   (72,064)   $  (342,669)
     Common stock issued for services                                    1,074           --
     Depreciation and amortization                                      52,628        100,155
     Deferred taxes                                                                  (151,622)
       (Increase) decrease in operating assets and liabilities
          Trade receivables                                             69,599        303,215
          Inventories                                                      118        272,925
          Prepaid expenses and other current assets                     (4,136)         2,980
          Accounts payable and accrued expenses                       (684,619)    (1,483,149)
          Customer deposits                                             20,362         63,273
          Federal income taxes payable                                 (37,124)          --
          Other                                                            589           --
                                                                   -----------    -----------
             Total net cash used in operating activities              (653,573)    (1,234,892)

Cash flows from investing activities
          Purchase of marketable securities                               --          (14,901)
          Purchase of property and equipment                            (2,557)       (63,972)
                                                                   -----------    -----------
             Net cash used in investing activities                      (2,557)       (78,873)

Cash flows from financing activities
          Proceeds from notes issued                                   310,555        279,135
          Payments on notes payable                                   (613,231)       (52,923)
                                                                   -----------    -----------
             Net cash (used in) provided by financing activities      (302,676)       226,212
                                                                   -----------    -----------

Net decrease in cash and cash equivalents                             (958,806)    (1,087,553)

Cash and cash equivalents at beginning of year                       1,063,060      1,362,219
                                                                   -----------    -----------

Cash and cash equivalents at end of period                         $   104,254    $   274,666
                                                                   ===========    ===========

Supplemental schedule of noncash, investing and financing activities:

Interest paid for the three months ended March 31, 2002 and 2001 was $ 106,633 and $ 98,385, respectively.

No income taxes were paid during the three months ended March 31, 2002 or 2001.

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

The Company's operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

(2)  New Accounting Pronouncements:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

SFAS No. 141 and SFAS No. 142

Major provisions of these statements and their effective dates are as follows:
o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights and are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

o    effective  January  1,  2002,  all  previously   recognized   goodwill  and
     intangible assets with indefinite lives will no longer be subject to amortization;

o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually or whenever there is an impairment indicator; and

o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting

The Company amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company will complete a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized as a cumulative effect of a change in accounting principle.


Goodwill consists of the following:


                        Jewelry    Liquidation
                        Segment      Segment        Total
                     -----------   -----------   -----------

     Goodwill        $   837,117   $   314,003   $ 1,151,120
                     ===========   ===========   ===========

Net loss and loss per share for the three months ended March 31, 2002 and 2001, adjusted to exclude amortization expense, is as follows:



                                                  Three months ended March 31,
                                                     2002            2001
                                                  -----------     ------------
Net loss

      Reported net loss                           $   (72,064)    $   (342,669)
      Goodwill amortization                              --             48,170
                                                  -----------     ------------

      Adjusted net loss                           $   (72,064)    $   (294,499)
                                                  ===========     ============

Basic and diluted loss per share

      Reported basic and diluted loss per share   $     (0.01)    $      (0.07)
      Goodwill amortization                              --               0.01
                                                  -----------     ------------

      Adjusted basic loss per share               $     (0.01)    $      (0.06)
                                                  ===========     ============


SFAS No. 144

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The implementation of this standard did not have an effect on the Company's financial position, results of operations, or cash flows.


(3)  - Earnings per share

No reconciliation is provided for the periods ended March 31, 2002 and 2001 because the effect is not dilutive.

(4)  - Business segment information

     The Company's operations by business segment were as follows:

                                                                            Consulting      Corporate
                             Software      Liquidations      Jewelry         Services        & other       Consolidated
                           ------------    ------------    ------------    ------------    ------------    ------------
Revenues
  2002                     $       --      $    111,811    $  4,424,045    $       --                      $  4,535,856
  2001                     $      3,577    $    535,072    $  3,831,816    $        381            --      $  4,370,846

Operating income (loss)
  2002                     $     (5,356)   $   (186,886)   $    105,056    $    (18,093)   $     (3,909)   $   (109,188)
  2001                     $    (30,867)   $   (406,248)   $    (35,898)   $    (16,581)   $     (4,697)   $   (494,291)



Identifiable assets
  2002                     $     65,615    $  1,810,118    $  7,785,519    $    539,272    $       --      $ 10,200,524
  2001                     $    119,582    $  3,528,747    $  7,187,051    $    930,648    $       --      $ 11,766,028

Capital expenditures
  2002                     $       --      $       --      $      2,557    $       --      $       --      $      2,557
  2001                     $       --      $       --      $     63,972    $       --      $       --      $     63,972

Depreciation and
amortization
  2002                     $      5,356    $     15,845    $     29,407    $      2,020    $       --      $     52,628
  2001                     $      5,105    $     35,711    $     55,239    $      4,100    $       --      $    100,155



(5)  Other Comprehensive income:

Other comprehensive income is as follows:


                                       Before Tax      (Expense)    Net-of-Tax
                                          Amount        Benefit       Amount
                                       -----------    -----------   -----------
Other comprehensive income (loss) at
   December 31, 2001                   $(1,495,874)   $   508,597   $  (987,277)

Unrealized holding losses
   arising during 2002                    (189,076)        64,286      (124,790)
                                       -----------    -----------   -----------

Other comprehensive income (loss) at
   March 31, 2002                      $(1,684,950)   $   572,883   $(1,112,067)
                                       ===========    ===========   ===========


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Quarter ended March 31, 2002 vs 2001:

Sales for the first quarter of 2002 increased $ 158,277 or 3.6% when compared to the corresponding quarter of 2001. This was primarily the result of a increase in sales in the jewelry segment in the amount of $592,229 and a decrease in sales from the liquidation segment in the amount of $423,261. Jewelry segment revenues were higher due an improvement in the precious metals market with precious metal sales increasing by $235,934. Liquidation sales were lower due to no significant new liquidation sales being booked during the first two months of the quarter. Cost of sales increased by $156,828 primarily due to the increase in sales. Gross margins declined from 24.5% in 2001 to 23.7% in 2002 due to the increase in sales of precious metals which have a lower margin than jewelry.

General and administration expenses decreased by $323,397 due staff reductions and salary cuts. Depreciation and amortization expense decreased by $47,527 due to goodwill not being amortized in 2002 with the adoption of SAFS No. 142.

Income taxes are provided at the corporate rate of 34% for both 2002 and 2001, net of non-deductible goodwill amortization expense in 2001.


Liquidity and Capital Resources
-------------------------------

The Company's short-term debt, including current maturities of long-term debt totaled $ 4,027,172 as of December 31, 2001. During the first quarter of 2002 the Company retired $ 613,231 of this debt and renewed or extended $1,800,000.

The Company has not paid its federal income taxes owed for fiscal year 2000 and negotiated payment terms with the Internal Revenue Service. It is anticipated these taxes will be paid in fiscal 2002.

Management of the Company  expects capital  expenditures to total  approximately
$100,000 during 2002. It is anticipated that these expenditures will be funded from working capital.

The ability of the Company to finance its operations and working capital needs are dependent upon management's ability to negotiate extended terms or refinance its short-term debt. The Company has historically renewed, extended or replaced short-term debt as it matures and management believes that it will be able to continue to do so in the near future.

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

Contractual Cash Obligations                                        Payments due by year end
----------------------------                     --------------------------------------------------------------
                                       Total        2002         2003         2004         2005         2006      Thereafter
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Notes payable                       $2,886,444   $2,886,444         --           --           --           --           --
Long-term debt and capital leases    1,602,154      954,285   $  124,606   $   51,377   $   36,136   $   39,365   $  396,385
Federal income taxes                   320,681      320,681         --           --           --           --           --
Operating leases                       920,361      232,642      293,899      263,476      130,344         --           --
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                    $5,729,640   $4,394,052   $  418,505   $  314,853   $  166,480   $   39,365   $  396,385
                                    ==========   ==========   ==========   ==========   ==========   ==========   ==========

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


Dallas Gold and Silver Exchange, Inc.



By:      /s/ L. S. Smith                    Dated: May 14, 2002
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: May 14, 2002
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: May 14, 2002
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: May 14, 2002
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)