Form 10KSB/A
period 2001-12-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2002-05-16
CIK 701719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
(Mark One)
 (X) Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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
