Form 10QSB
period 2002-06-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2002-08-14
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 2002
                               -----------------------------

(   )    Transition Report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934

For the transition period from                 to
                               ---------------    ----------------

Commission File Number                    1-11048
                       --------------------------

                              DGSE Companies, Inc.
                              ---------------------
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

(Issuer's telephone number, including area code) (972) 484-3662
                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at July 18, 2002
----------------------------                    --------------------------------
Common Stock, $.01 per value                               4,913,790


PART I.   FINANCIAL INFORMATION

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS                                                             June 30, 2002      December 31, 2001
                                                                 -----------------    -----------------
CURRENT ASSETS
    Cash and cash equivalents                                    $          10,583    $       1,063,060
    Trade receivables                                                      556,867              646,583
    Inventories                                                          6,442,560            6,297,320
    Prepaid expenses                                                       161,479              128,213
                                                                 -----------------    -----------------

                 Total current assets                                    7,171,489            8,135,176

MARKETABLE SECURITIES - AVAILABLE FOR SALE                                 262,878              426,414

PROPERTY AND EQUIPMENT - AT COST, NET                                    1,249,928            1,327,822

DEFERRED TAX ASSET                                                         262,345              206,141

GOODWILL                                                                 1,151,120            1,151,120

OTHER ASSETS                                                               149,416              153,688
                                                                 -----------------    -----------------

                                                                 $      10,247,176    $      11,400,361


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                $       3,026,452    $       3,161,487
    Current maturities of long-term debt                                   468,173              865,685
    Accounts payable - trade                                               600,627            1,007,311
    Accrued expenses                                                       286,458              634,874
    Customer deposits                                                      117,518               90,696
    Federal income taxes payable                                           275,743              320,681
    Deferred income taxes                                                   86,093               86,093
                                                                 -----------------    -----------------
                 Total current liabilities                               4,861,064            6,166,827

LONG-TERM DEBT, less current maturities                                  1,111,921              764,102
SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,913,790 shares at                   49,138               49,133
       June 30, 2002 and 4,913,290 shares at December 31, 2001
    Additional paid-in capital                                           5,709,370            5,708,301
    Accumulated other comprehensive loss                                (1,096,359)            (987,277)
   Accumulated deficit                                                    (387,958)            (300,725)
                                                                 -----------------    -----------------
                 Total shareholders' equity                              4,274,191            4,469,432

                                                                 $      10,247,176    $      11,400,361
                                                                 =================    =================

DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended June 30,
(Unaudited)



                                                        2002           2001
                                                    -----------    -----------
Revenue
    Sales                                           $ 5,370,233    $ 5,159,982
    Pawn service charges                                 46,112         27,939
                                                    -----------    -----------
                                                      5,416,345      5,187,921

Costs and expenses
    Cost of goods sold                                4,226,467      3,936,176
    Consulting service costs                             11,930          9,985
    Selling, general and administrative expenses      1,049,558      1,179,535
    Depreciation and amortization                        53,533        107,352
                                                    -----------    -----------
                                                      5,341,488      5,233,048
Other income (expense)
   Interest expense                                     (97,840)       (94,029)
   Other Income                                            --              223
                                                    -----------    -----------
                     Total other income (expense)       (97,840)       (93,806)

                     Loss before income taxes           (22,983)      (138,933)

Income tax benefit                                       (7,814)       (42,620)
                                                    -----------    -----------


                      Net loss                      $   (15,169)   $   (96,313)
                                                    ===========    ===========
arnings per common share
     Basic and diluted                                     --      ($      .02)

     Weighted average number of common shares
     Basic and diluted                                4,913,790      4,927,990

DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)


                                                        2002           2001
                                                    -----------    -----------
Revenue
    Sales                                           $ 9,872,341    $ 9,503,813
    Pawn service charges                                 79,860         54,954
                                                    -----------    -----------
                                                      9,952,201      9,558,767

Costs and expenses
    Cost of goods sold                                7,662,541      7,215,422
    Consulting service costs                             28,003         22,847
    Selling, general and administrative expenses      2,094,131      2,547,505
    Depreciation and amortization                       106,161        207,507
                                                    -----------    -----------
                                                      9,890,836      9,993,281
Other income (expense)
   Interest expense                                    (193,536)      (201,450)
   Other Income                                            --            2,740
                                                    -----------    -----------
                     Total other income (expense)      (193,536)      (198,710)

                     Loss before income taxes          (132,171)      (633,224)

Income tax benefit                                      (44,938)      (194,242)
                                                    -----------    -----------

                      Net loss                      $   (87,233)   $  (438,982)
                                                    ===========    ===========


Earnings per common share
     Basic and diluted                              ($      .02)   ($      .09)

     Weighted average number of common shares
     Basic and diluted                                4,913,593      4,927,990


DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                        Six Months Ended
                                                                           March 31,
                                                                      2002           2001
                                                                  -----------    -----------

Reconciliation of net loss to net cash
    used in  operating activities
        Net loss                                                   $   (87,233)   $  (438,982)
        Common stock issued for services                                 1,074           --
        Depreciation and amortization                                  106,161        207,507
        Deferred taxes                                                  56,204       (194,242)
         (Increase) decrease in operating assets and liabilities
            Trade receivables                                           89,716        289,620
            Inventories                                               (145,240)       448,585
            Prepaid expenses and other current assets                  (33,266)         2,670
            Accounts payable and accrued expenses                     (755,100)    (1,525,379)
            Customer deposits                                           26,822        (46,727)
            Federal income taxes payable                               (44,938)          --
            Deferred tax asset                                         (56,204)          --
            Other                                                        2,522        (17,506)
                                                                   -----------    -----------
               Total net cash used in operating activities            (839,482)    (1,274,454)

Cash flows from investing activities
            Purchase of marketable securities                             --          (14,901)
            Purchase of property and equipment                         (28,267)      (141,282)
                                                                   -----------    -----------
                 Net cash used in investing activities                 (28,267)      (156,183)

Cash flows from financing activities
            Proceeds from notes issued                                 560,555        327,173
            Payments on notes payable                                 (745,283)       (87,593)
                                                                   -----------    -----------
            Net cash (used in) provided by financing activities       (184,728)       239,580
                                                                   -----------    -----------

Net decrease in cash and cash equivalents                           (1,052,477)    (1,191,057)

Cash and cash equivalents at beginning of year                       1,063,060      1,362,219
                                                                   -----------    -----------

Cash and cash equivalents at end of period                         $    10,583    $   171,162
                                                                   ===========    ===========

Supplemental schedule of non-cash, investing and financing activities:

Interest paid for the six months ended June 30, 2002 and 2001 was $ 193,536 and $ 201,450, respectively.

No income taxes were paid during the six months ended June 30, 2002 or 2001.

During the six months ended June 30, 2001 debt amounting to $ 130,000 was converted into common stock.

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

The Company's operating results for the three month and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting

The Company amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company completed a transitional fair value based impairment test of goodwill as of January 1, 2002 during the period ended June 30, 2002. In the opinion of management these test indicate that the goodwill and intangible assets of the Company are not impaired.


Goodwill consists of the following:

                            Jewelry     Liquidation
                            Segment       Segment        Total
                          -----------   -----------   -----------

Goodwill                  $   837,117   $   314,003   $ 1,151,120
                          ===========   ===========   ===========

Net loss and loss per share for the three months and six months ended June 30, 2002 and 2001, adjusted to exclude amortization expense, is as follows:

                                                 Three months ended           Six months ended
                                                      June 30,                    June 30,
                                                 2002          2001          2002           2001
                                              ----------    ----------    ----------    -----------
Net loss

  Reported net loss                           $  (15,169)   $  (96,313)   $  (87,233)   $  (438,982)
  Goodwill amortization                             --          48,344          --           96,257
                                              ----------    ----------    ----------    -----------

  Adjusted net loss                           $  (15,169)   $  (47,969)   $  (87,233)   $  (342,293)
                                              ==========    ==========    ==========    ===========

Basic and diluted loss per share

  Reported basic and diluted loss per share   $    (0.00)  $    (0.02)    $    (0.02)   $     (0.09)
  Goodwill amortization                             --            0.01          --             0.02
                                              ----------    ----------    ----------    -----------

  Adjusted basic loss per share               $    (0.00)   $    (0.01)   $    (0.02)   $     (0.07)
                                              ==========    ==========    ==========    ===========

(3)  - Earnings per share

No reconciliation is provided for the periods ended June 30, 2002 and 2001 because the effect is not dilutive.

(4)  - Business segment information

The Company's operations by business segment for the six months ended June 30, were as follows:

During the six months ended June 30, 2002 $ 2,000,000 of jewelry inventory was transferred from the liquidation segment into the jewelry segment. This transfer is the result of the Company's liquidation business directing its efforts toward commission only sales which requires the utilization of less Company owned inventory. Management believes this transfer will help facilitate the sale of this merchandise through its retail stores.

                                                                         Consulting      Corporate
                          Software      Liquidations      Jewelry         Services        & other       Consolidated
                        ------------    ------------    ------------    ------------    ------------    ------------

Revenues
  2002                  $       --      $    399,231    $  9,552,970    $       --      $       --      $  9,952,201
  2001                  $      3,577    $    778,910    $  8,776,280    $       --      $       --      $  9,558,767

Operating income (loss)
  2002                  $    (10,712)   $   (259,215)   $    183,092    $    (32,043)   $    (13,293)   $   (132,171)
  2001                  $    (38,505)   $   (476,689)   $    (78,997)   $    (30,666)   $     (8,367)   $   (633,224)


Identifiable assets
  2002                  $     60,259    $    568,309    $  9,045,773    $    572,835    $       --      $ 10,247,176
  2001                  $     86,944    $  2,488,907    $  7,785,475    $  1,453,073    $       --      $ 11,814,399

Capital expenditures
  2002                  $       --      $       --      $     28,267    $       --      $       --      $     28,267
  2001                  $       --      $       --      $    141,282    $       --      $       --      $    141,282

Depreciation and
amortization
  2002                  $     10,712    $     31,899    $     59,510    $      4,040    $       --      $    106,161
  2001                  $     10,374    $     78,454    $    110,479    $      8,200    $       --      $    207,507



   The Company's operations by business segment for the three months ended June
30, were as follows:
                                                                         Consulting      Corporate
                          Software      Liquidations      Jewelry         Services        & other       Consolidated
                        ------------    ------------    ------------    ------------    ------------    ------------
Revenues
  2002                  $       --      $    287,420    $  5,128,925    $       --      $       --      $  5,416,345
  2001                  $       --      $    587,151    $  4,600,770    $       --      $       --      $  5,187,921

Operating income (loss)
  2002                  $     (5,356)   $    (72,329)   $     78,036    $     13,950)   $     (9,384)   $    (22,983)
  2001                  $     (7,638)   $   (136,569)   $     23,029    $    (14,085)   $     (3,670)   $   (138,933)

Identifiable assets
  2002                  $     60,259    $    568,309    $  9,045,773    $    572,835    $       --      $ 10,247,176
  2001                  $     86,944    $  2,488,907    $  7,785,475    $  1,453,073    $       --      $ 11,814,399

Capital expenditures
  2002                  $       --      $       --      $     28,267    $       --      $       --      $     28,267
  2001                  $       --      $       --      $     77,310    $       --      $       --      $     77,310
Depreciation and
amortization
  2002                  $      5,356    $     16,054    $     30,103    $      2,020    $       --      $     53,533
  2001                  $      5,269    $     42,743    $     55,240    $      4,100    $       --      $    107,352


(5) Other Comprehensive income:

Other comprehensive income is as follows:

                                                                  Tax
                                                Before Tax     (Expense)      Net-of-Tax
                                                  Amount        Benefit         Amount
                                               -----------------------------------------

Other comprehensive income loss at
   December 31, 2001                           $(1,495,874)   $   508,597    $  (987,277)

Unrealized holding losses arising during the
    Three months ended March 31, 2002             (189,076)        64,286       (124,790)
                                               -----------    -----------    -----------

Other comprehensive income (loss) at
   March 31, 2002                               (1,684,950)       572,883     (1,112,067)

Unrealized holding gains arising during the
   Three months ended June 30, 2002                 23,800         (8,092)        15,708
                                               -----------    -----------    -----------

Other comprehensive loss at June 30, 2002      $(1,661,150)   $   564,791    $(1,096,359)
                                               ===========    ===========    ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Quarter ended June 30, 2002 vs 2001:
------------------------------------

Sales for the second quarter of 2002 increased $ 210,251 or 4.1% when compared to the corresponding quarter of 2001. This was primarily the result of a increase in sales in the jewelry segment in the amount of $527,932 and a decrease in sales from the liquidation segment in the amount of $299,731. Jewelry segment revenues were higher due an improvement in the precious metals market with precious metal sales increasing by $342,028. Liquidation sales were lower due to no significant new liquidation sales being booked during the quarter. Cost of sales increased primarily due to the increase in sales. Gross margins declined from 23.7% in 2001 to 21.3% in 2002 due to the increase in sales of precious metals which have a lower margin than jewelry.

General and administration expenses decreased by $129,977 due staff reductions and salary cuts. Depreciation and amortization expense decreased by $53,819 due to goodwill not being amortized in 2002 with the adoption of SAFS No. 142.

Income taxes are provided at the corporate rate of 34% for both 2002 and 2001, net of non-deductible goodwill amortization expense in 2001.

Six months ended June 30, 2002 vs 2001:

Sales for the first half of 2002 increased $ 368,528 or 3.9% when compared to the corresponding period of 2001. This was primarily the result of a increase in sales in the jewelry segment in the amount of $774,331 and a decrease in sales from the liquidation segment in the amount of $379,679. Jewelry segment revenues were higher due an improvement in the precious metals market with precious metal sales increasing by $580,180. Liquidation sales were lower due to no significant new liquidation sales being booked during the period. Cost of sales increased primarily due to the increase in sales. Gross margins declined from 24.1% in 2001 to 22.4% in 2002 due to the increase in sales of precious metals which have a lower margin than jewelry.

General and administration expenses decreased by $453,374 due staff reductions and salary cuts. Depreciation and amortization expense decreased by $101,346 due to goodwill not being amortized in 2002 with the adoption of SAFS No. 142.

Income taxes are provided at the corporate rate of 34% for both 2002 and 2001, net of non-deductible goodwill amortization expense in 2001.


Liquidity and Capital Resources

The Company's short-term debt, including current maturities of long-term debt totaled $ 3,494,625 as of June 30, 2002. During the first half of 2002 the Company retired $ 745,283 of its debt and borrowed an additional $ 560,555.

The Company has not paid its federal income taxes owed for fiscal year 2000 and negotiated payment terms with the Internal Revenue Service. It is anticipated these taxes will be paid in fiscal 2002.

Management of the Company expects capital  expenditures to total approximately $
50,000 during 2002. It is anticipated that these expenditures will be funded from working capital.

The ability of the Company to finance its operations and working capital needs are dependent upon management's ability to negotiate extended terms or refinance its short-term debt. The Company has historically renewed, extended or replaced short-term debt as it matures and management believes that it will be able to continue to do so in the near future.

From time to time, management has adjusted the Company's inventory levels to meet seasonal demand or in order to meet working capital requirements.
Management is of the opinion that if additional working capital is required, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted or a portion of the Company's investments in marketable securities may be liquidated in order to meet working capital requirements.

Contractual Cash Obligations                                        Payments due by year end
----------------------------                     --------------------------------------------------------------
                                      Total         2002         2003         2004         2005         2006      Thereafter
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Notes payable                       $3,026,452   $3,026,452         --           --           --           --           --
Long-term debt and capital leases    1,580,094      401,586   $  173,513   $  100,284   $   85,043   $   88,272   $  706,940
Federal income taxes                   320,681      320,681         --           --           --           --           --
Operating leases                       842,814      155,095      293,899      263,476      130,344         --           --
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                    $5,770,041   $3,903,814   $  418,505   $  314,853   $  166,480   $   39,365   $  396,385
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

         Exhibits - 99.1 Certification of periodic financial report.

         Reports on Form 8-K - None

                                   SIGNATURES


         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dallas Gold and Silver Exchange, Inc.


By:      /s/ L. S. Smith                    Dated: August 11, 2002
         ---------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: August 11, 2002
         ---------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: August 11, 2002
         ---------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: August 11, 2002
         ---------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)