Form 10QSB
period 2002-09-30
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2002-11-15
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2002
                               --------------------

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ----------------

Commission File Number                1-11048
                       --------------------------------------------

                              DGSE Companies, Inc.
                         -------------------------------
                         (Name of small business issuer)


        Nevada                                              88-0097334
---------------------------------                -------------------------------
(State or other jurisdiction                     (I.R.S. Employer Identification
of incorporation or organization)                 Number)



    2817 Forest Lane, Dallas, Texas                            75234
----------------------------------------                  ----------------
(Address of principal executive offices)                     (Zip Code)

(Issuer's telephone number, including area code) (972) 484-3662
                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at November 1, 2002
----------------------------                 -----------------------------------
Common Stock, $.01 per value                               4,913,790


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
                                                                          (Unaudited)
ASSETS
                                                                         September 30,     December 31,
                                                                               2002             2001
                                                                         -------------    -------------
CURRENT ASSETS
    Cash and cash equivalents                                            $      99,275    $   1,063,060
    Trade receivables                                                          608,098          646,583
    Inventories                                                              6,433,179        6,297,320
    Prepaid expenses                                                           143,779          128,213
                                                                         -------------    -------------

                 Total current assets                                        7,284,331        8,135,176

MARKETABLE SECURITIES - AVAILABLE FOR SALE                                     279,884          426,414

PROPERTY AND EQUIPMENT - AT COST, NET                                        1,198,860        1,327,822

DEFERRED TAX ASSET                                                             316,778          206,141

GOODWILL                                                                     1,151,120        1,151,120

OTHER ASSETS                                                                   163,681          153,688
                                                                         -------------    -------------

                                                                         $  10,394,654    $  11,400,361
                                                                         =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                        $   3,174,952    $   3,161,487
    Current maturities of long-term debt                                       423,173          865,685
    Accounts payable - trade                                                   483,849        1,007,311
    Accrued expenses                                                           369,035          634,874
    Customer deposits                                                          208,945           90,696
    Federal income taxes payable                                               320,681          320,681
    Deferred income taxes                                                       86,093           86,093
                                                                         -------------    -------------

                 Total current liabilities                                   5,066,728        6,166,827

LONG-TERM DEBT, less current maturities                                      1,072,184          764,102
SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,913,790 shares at                       49,138           49,133
          September 30, 2002 and 4,913,290 shares at December 31, 2001
    Additional paid-in capital                                               5,709,370        5,708,301
    Accumulated other comprehensive loss                                    (1,085,135)        (987,277)
   Accumulated deficit                                                        (417,631)        (300,725)

               Total shareholders' equity                                    4,255,742        4,469,432

                                                                         $  10,394,654    $  11,400,361
                                                                         =============    =============

DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30,
(Unaudited)



                                                         2002           2001
                                                     -----------    -----------
Revenue
    Sales                                            $ 4,715,089    $ 4,388,708
    Pawn service charges                                  37,143         27,925
                                                     -----------    -----------
                                                       4,752,232      4,416,633

Costs and expenses
    Cost of goods sold                                 3,596,429      3,264,174
    Consulting service costs                              10,417         15,050
    Selling, general and administrative expenses       1,038,975      1,068,883
    Depreciation and amortization                         53,532        102,155
                                                     -----------    -----------
                                                       4,699,353      4,450,262
Other income (expense)
   Interest expense                                      (97,839)      (106,547)
                                                     -----------    -----------
                    Total other income (expense)         (97,839)      (106,547)

                 Loss before income taxes                (44,960)      (140,176)

Income tax benefit                                       (15,287)       (43,000)
                                                     -----------    -----------


                 Net loss                            $   (29,673)   $   (97,176)
                                                     ===========    ===========


Loss per common share
     Basic and diluted                               ($      .01)   ($      .02)

     Weighted average number of common shares
     Basic                                             4,913,659      4,927,990
     Diluted                                           4,913,659      5,060,310

DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)



                                                        2002            2001
                                                   ------------    ------------
Revenue
    Sales                                          $ 14,587,430    $ 13,892,521
    Pawn service charges                                117,003          82,879
                                                   ------------    ------------
                                                     14,704,433      13,975,400

Costs and expenses
    Cost of goods sold                               11,258,970      10,479,596
    Consulting service costs                             38,420          37,897
    Selling, general and administrative expenses      3,133,106       3,616,388
    Depreciation and amortization                       159,693         309,622
                                                   ------------    ------------
                                                     14,590,189      14,443,503
Other income (expense)
   Interest expense                                    (291,375)       (308,037)
   Other income                                            --             2,740
                                                   ------------    ------------

                 Total other income (expense)          (291,375)       (305,297)

                 Loss before income taxes              (177,131)       (773,400)

Income tax benefit                                      (60,225)       (237,241)
                                                   ------------    ------------

                 Net loss                          $   (116,906)   $   (536,159)
                                                   ============    ============

Loss per common share
     Basic and diluted                             ($       .02)   ($       .11)

     Weighted average number of common shares
     Basic                                            4,913,659       4,925,206
     Diluted                                          4,923,437       5,098,638


DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                         2002           2001
                                                                     -----------    -----------
Cash Flows From Operations
Reconciliation of net loss to net cash
    used in  operating activities
        Net loss                                                     $  (116,906)   $  (536,159)
        Common stock issued for services                                   1,074           --
        Depreciation and amortization                                    159,693        309,622
        Deferred taxes                                                   (60,225)      (238,244)
           (Increase) decrease in operating assets and liabilities
             Trade receivables                                            36,735        317,167
             Inventories                                                (135,859)       681,672
             Prepaid expenses and other current assets                   (15,566)       (27,623)
             Accounts payable and accrued expenses                      (789,301)    (1,764,428)
             Customer deposits                                           118,249        127,809
             Federal income taxes payable                                   --             --
             Other assets                                                 (9,983)       (38,729)
                                                                     -----------    -----------
               Total net cash used in operating activities              (812,089)    (1,168,913)

Cash flows from investing activities
             Purchase of marketable securities                              --          (14,901)
             Purchase of property and equipment                          (30,731)      (154,093)
                                                                     -----------    -----------
                 Net cash used in investing activities                   (30,731)      (168,994)

Cash flows from financing activities
             Proceeds from notes issued                                  709,054           --
             Payments on notes payable                                  (830,019)        (4,037)
                                                                     -----------    -----------
                 Net cash used in financing activities                  (120,965)        (4,037)
                                                                     -----------    -----------

Net decrease in cash and cash equivalents                               (963,785)    (1,341,944)

Cash and cash equivalents at beginning of year                         1,063,060      1,362,219
                                                                     -----------    -----------

Cash and cash equivalents at end of period                           $    99,275    $    20,275
                                                                     ===========    ===========

Supplemental schedule of non-cash, investing and financing activities:

Interest paid for the nine months ended September 30, 2002 and 2001 was $ 291,375 and $ 307,997, respectively.

No income taxes were paid during the nine months ended September 30, 2002 or 2001.

During the nine months ended September 30, 2001 debt amounting to $ 130,000 was converted into common stock.

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

The Company's operating results for the three month and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting

The Company amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company completed a transitional fair value based impairment test of goodwill as of January 1, 2002. In the opinion of management this test indicates that the goodwill and intangibles assets of the Company are not impaired.

Goodwill consists of the following:


                             Jewelry     Liquidation
                             Segment       Segment        Total
                           -----------   -----------   -----------



Goodwill                   $   837,117   $   314,003   $1 ,151,120
                           ===========   ===========   ===========

Net loss and loss per share for the three months and nine months ended September 30, 2002 and 2001, adjusted to exclude amortization expense, is as follows:

                                                     Three months ended            Nine months ended
                                                        September 30,                September, 30,
                                                     2002          2001           2002           2001
                                                  ----------    ----------    -----------    -----------
      Reported net loss                           $  (29,673)   $  (97,176)   $  (116,906)   $  (536,159)
      Goodwill amortization                             --          47,650           --          144,339
                                                  ----------    ----------    -----------    -----------
      Adjusted net loss                           $  (29,673)   $  (49,526)   $  (116,906)   $  (391,820)
                                                  ==========    ==========    ===========    ===========

Basic and diluted loss per share
      Reported basic and diluted loss per share   $    (0.01)   $    (0.02)   $     (0.02)   $     (0.11)
      Goodwill amortization                             --               0.01        --              .03
                                                  ----------    ----------    -----------    -----------
      Adjusted basic and diluted loss per share   $    (0.01)   $    (0.01)   $     (0.02)   $     (0.08)
                                                  ==========    ==========    ===========    ===========

(3)  - Earnings per share

No reconciliation is provided for the periods ended September 30, 2002 and 2001 because the effect is not dilutive.

The following table presents options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 because the exercise prices of those options were greater than the average market price of the common shares; therefore, the effect would be anti-dilutive.

                                     Three months ended September 30,     Nine months ended September 30,
                                     --------------------------------     -------------------------------
                                            2002        2001                     2002        2001
                                          ---------   ---------                ---------   ---------
Options not included in the computation
   Of earnings per share                  1,152,777      35,000                1,102,777        --

(4)  - Business segment information

   The Company's operations by business segment for the nine months ended September 30, were as follows:

                                                          Consulting      Corporate
           Software      Liquidations       Jewelry        Services        & other       Consolidated
         ------------    ------------    ------------    ------------    ------------    ------------
Revenues
  2002   $       --      $    563,888    $ 14,140,545    $       --              --      $ 14,704,433
  2001   $      3,577    $  1,225,883    $ 12,745,940    $       --              --      $ 13,975,400

Income (loss) before income taxes
  2002   $    (16,068)   $   (206,846)   $    284,443    $    (44,480)   $   (194,180)   $   (177,131)
  2001   $    (43,947)   $   (568,114)   $    (97,226)   $    (49,816)   $    (14,297)   $   (773,400)

Identifiable assets
  2002   $     54,903    $    512,711    $  9,181,622    $    585,193    $       --      $ 10,334,429
  2001   $     78,502    $  4,076,078    $  5,766,530    $    901,141    $       --      $ 10,822,251

Capital expenditures
  2002   $       --      $       --      $     30,731    $       --      $       --      $     30,731
  2001   $       --      $       --      $    154,093    $       --      $       --      $    154,093




Depreciation and
 amortization
  2002   $     16,068    $     21,266    $     89,612    $      6,060    $     26,687    $    159,693
  2001   $     15,817    $    117,127    $    164,378    $     12,300    $       --      $    309,622



The  Company's  operations  by  business  segment  for the  three  months  ended
September 30, were as follows:

                                                          Consulting      Corporate
           Software      Liquidations       Jewelry        Services        & other       Consolidated
         ------------    ------------    ------------    ------------    ------------    ------------
Revenues
  2002   $       --      $    164,658    $  4,587,574    $       --      $       --      $  4,752,232
  2001   $       --      $    446,973    $  3,969,660    $       --      $       --      $  4,416,633

Income (loss) before income taxes
  2002   $     (5,356)   $    (16,500)   $    101,351    $    (12,437)   $   (112,018)   $    (44,960)
  2001   $     (5,422)   $    (91,425)   $    (18,243)   $    (19,156)   $     (5,930)   $   (140,176)

Identifiable assets
  2002   $     54,903    $    512,711    $  9,181,622    $    585,193    $       --      $ 10,334,429
  2001   $     78,502    $  4,076,078    $  5,766,530    $    901,141    $       --      $ 10,822,251

Capital expenditures
  2002   $       --      $       --      $      2,464    $       --      $       --      $      2,464
  2001   $       --      $       --      $     12,811    $       --      $       --      $     12,811
Depreciation and
 amortization
  2002   $      5,356    $       --      $     30,102    $      2,020    $     16,054    $     53,532
  2001   $      5,269    $     38,653    $     54,133    $      4,100    $       --      $    102,155

During the nine months ended September 30, 2002 $2,372,000 of jewelry inventory was transferred from the liquidation segment into the jewelry segment. This transfer is the result of the Company's liquidation business directing its efforts toward commission only sales which requires the utilization of less Company owned inventory. Management believes this transfer will help facilitate the sale of this merchandise through its retail stores.


(5) Other Comprehensive income:

Other comprehensive income is as follows:

                                                                    Tax
                                                  Before Tax     (Expense)      Net-of-Tax
                                                    Amount        Benefit         Amount
                                                 -----------    -----------    -----------
Other comprehensive income loss at
   December 31, 2001                             $(1,495,874)   $   508,597    $  (987,277)
Unrealized holding losses arising during the
    Three months ended March 31, 2002               (189,076)        64,286       (124,790)
                                                 -----------    -----------    -----------
Other comprehensive income (loss) at
   March 31, 2002                                 (1,684,950)       572,883     (1,112,067)
Unrealized holding gains arising during the
   Three months ended June 30, 2002                   23,800         (8,092)        15,708
                                                 -----------    -----------    -----------
Other comprehensive loss at June 30, 2002        $(1,661,150)   $   564,791    $(1,096,359)
Unrealized holding gains arising during the
   Three months ended September 30, 2002              17,006         (5,782)        11,224
                                                 -----------    -----------    -----------

Other comprehensive loss at September 30, 2002   $(1,644,144)   $   559,009    $(1,085,135)
                                                 ===========    ===========    ===========

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Quarter ended September 30, 2002 vs 2001:
-----------------------------------------

Sales for the third quarter of 2002 increased $ 326,381 or 7.4% when compared to the corresponding quarter of 2001. This was primarily the result of an increase in sales in the jewelry segment in the amount of $617,914 and a decrease in sales from the liquidation segment in the amount of $282,315. Jewelry segment revenues were higher due to an improvement in the precious metals market with precious metal sales increasing by $1,048,484. Liquidation sales were lower due to no significant new liquidation sales being booked during the quarter. Cost of sales increased primarily due to the increase in sales. Gross margins declined from 25.6% in 2001 to 23.7% in 2002 due to the increase in sales of precious metals which have a lower margin than jewelry.

Selling, general and administration expenses decreased by $29,908 due staff reductions and salary cuts. Depreciation and amortization expense decreased by $48,623 due to goodwill not being amortized in 2002 with the adoption of SFAS No. 142.

Income taxes are provided at the corporate rate of 34% for both 2002 and 2001, net of non-deductible goodwill amortization expense in 2001.

Nine months ended September 30, 2002 vs 2001:
---------------------------------------------

Sales for the first nine months of 2002 increased $ 694,909 or 5.0% when compared to the corresponding period of 2001. This was primarily the result of an increase in sales in the jewelry segment in the amount of $1,394,605 and a decrease in sales from the liquidation segment in the amount of $661,995. Jewelry segment revenues were higher due to an improvement in the precious metals market with precious metal sales increasing by $994,567. Liquidation sales were lower due to no significant new liquidation sales being booked during the period. Cost of sales increased primarily due to the increase in sales. Gross margins declined from 24.6% in 2001 to 22.8% in 2002 due to the increase in sales of precious metals which have a lower margin than jewelry.

Selling, General and administration expenses decreased by $483,282 due staff reductions and salary cuts. Depreciation and amortization expense decreased by $149,929 due to goodwill not being amortized in 2002 with the adoption of SFAS No. 142.

Income taxes are provided at the corporate rate of 34% for both 2002 and 2001, net of non-deductible goodwill amortization expense in 2001.

Liquidity and Capital Resources
-------------------------------

The Company's short-term debt, including current maturities of long-term debt totaled $3,598,125 as of September 30, 2002. During the first nine months of 2002 the Company retired $830,019 of its debt and borrowed an additional $709,054. The Company is in default of a short-term bank loan in the amount of $1,401,000 which came due on June 24, 2002. The lending bank has verbally agreed to renew this loan for a term of 15 months. Although management of the Company is of the opinion that this loan will be renewed, there is no assurance that it will be. In the event the loan is called, we do not have the resources to pay the balance. In that event, we may need to liquidate assets or substantially curtail operations.

Management of the Company expects capital expenditures to total approximately $50,000 during 2002. It is anticipated that these expenditures will be funded from working capital.

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

Contractual Cash Obligations                                       Payments due by year end
----------------------------                                  ------------------------------------
                                       Total        2002         2003         2004         2005         2006      Thereafter
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Notes payable                       $3,174,952   $3,174,952         --           --           --           --           --
Long-term debt and capital leases    1,495,357      323,293   $  191,525   $  100,284   $   85,043   $   88,272   $  706,940
Federal income taxes                   320,681      320,681         --           --           --           --           --
Operating leases                       765,267       77,548      293,899      263,476      130,344         --           --
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                    $5,756,257   $3,896,474   $  485,424   $  363,760   $  215,387   $   88,272   $  706,940
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

ITEM 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There are no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION
----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit - 99.1   Certificate   of  pursuant  to  Section  906  of  the
                           Sarbanes-Oxley Act of 2002, Chief Executive Officer.

         Exhibit - 99.2    Certificate   of  pursuant  to  Section  906  of  the
                           Sarbanes-Oxley Act of 2002, Chief Financial Officer.


         Reports on Form 8-K - None

Certifications:

I, L.S. Smith, Certify that:
1.       I have reviewed this quarterly report on Form 10-QSB of DGSE Companies,
         Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                      /s/ L.S. Smith
                                            ------------------------------------
                                            Chairman and Chief Executive Officer

Certifications:
I, John Benson, Certify that:
1. I have reviewed this quarterly report on Form 10-QSB of DGSE Companies, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002                                /s/  John  Benson
                                                         -----------------------
                                                         Chief Financial Officer

                                   SIGNATURES


         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DGSE Companies, Inc.


By:      /s/ L. S. Smith                    Dated: November 14, 2002
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: November 14, 2002
         ------------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: November 14, 2002
         ------------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: November 14, 2002
         ------------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)