Form 10KSB
period 2002-12-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2003-03-26
CIK 701719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
(Mark One)

( x ) Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Fiscal  year ended  December 31, 2002 or
                            -----------------

(   )    Transition Report under Section 13 or 15 (d) of the Securities Exchange
         Act of 1934 (No Fee Required)
For the transition period from                  to
                               ----------------    ----------------
Commission file number     1-11048
                       ----------------

                              DGSE Companies, Inc.
                 (formerly Dallas Gold & Silver Exchange, Inc.)
                 ----------------------------------------------
                         (Name of small business issuer)

           NEVADA                                          88-0097334
-------------------------------                   ------------------------------
(State or other jurisdiction of                   (I.R.S.Employer Identification
 incorporation or organization)                              Number)

2817 Forest Lane, Dallas, Texas                               75234
----------------------------------------                    ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

During fiscal year ended December 31, 2002, total revenues were $ 22,019,804.

As of March 3, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $ 5,650,284

As of March 3, 2003, 4,913,290 shares of Common Stock were outstanding.

Documents incorporated by reference: Portions of the proxy statement for the annual shareholders' meeting to be held June 16, 2003, are incorporated by reference into Part III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

DGSE Companies, Inc (formerly Dallas Gold and Silver Exchange, Inc.) (the "Company") sells jewelry and bullion products to both retail and wholesale customers throughout the United States and makes collateralized loans to individuals. The Company's products are marketed through its facilities in Dallas and Carrollton, Texas and Mt. Pleasant South Carolina and through its internet web sites dgse.com; USBullionExchange.com; FairchildWatches.com;and SilvermanLiquidations.com.

The Company also provides consulting services through two operating companies, DLS Financial Services Inc. ("DLS") and Silverman Consultants, Inc.("SCI"). DLS provides services to companies contemplating or currently involved in proceedings under Chapter 11 of the United States Bankruptcy Code. DLS typically serves as an advisor to companies and\or court approved retained professional by debtors-in- possession. Services provided by DLS include plan development, external capital transactions, insolvency related merger and acquisitions services and general advice on financial matters. SCI's primary business is conducting liquidation, consolidation, promotional or other large-scale retail sales for jewelry stores and other types of retailers. DLS and SCI operate as separate businesses but frequently provide services to the same clients.

The Company operates four internet sites on the World Wide Web. Through dgse.com the Company operates a virtual store and a real-time auction of its jewelry products. Customers and the Company buy and sell items of jewelry and are free to set their own prices in an interactive market. The Company also offers customers current quotations for precious metals prices on its internet site USBullionExchange.com. FairchildWatches.com provides wholesale customers a virtual catalog of the Company's fine watch inventory. Over 7,500 items are available for sale on the Company's internet sites including $ 10,000,000 in diamonds. SilvermanLiquidations.com is an information site for SCI.

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

Products and Services (continued...)
------------------------------------

Bullion products are purchased and sold based on current market price. The availability of precious metal products is a function of price as virtually all bullion items are actively traded. Precious metals sales amounted to 19.2% of total revenues for 2002 and 18.5% in 2001 (For further details, see Item 6 below). The Company did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 2002 or 2001.

During December 2000 the Company opened a new jewelry super store located in Mt. Pleasant, South Carolina. The store operates through a wholly owned subsidiary, Charleston Gold and Diamond Exchange, Inc. ("CGDE"). CGSE operates in leased facility located in Mt. Pleasant, South Carolina.

The Company makes pawn loans through its headquarter facility and through its National Jewelry Exchange, Inc. subsidiary. Pawn loans ("loans") are made on the pledge of tangible personal property, primarily jewelry, for one month with an automatic sixty-day extension period ("loan term"). Pawn service charges are recorded on a constant yield basis over the loan term. If the loan is not repaid, the principal amount loaned plus accrued pawn service charges become the carrying value of the forfeited collateral and are transferred to inventory. Revenues from the Company's pawn loans have grown at each location and management believes this activity to be a good source of jewelry inventory and provides an excellent return on investment.

The Company has developed a World Wide Web Site on the Internet located at dgse.com. This web site is a fully integrated live trading market in jewelry items on the internet. Customers can buy and sell items of jewelry and are free to set their own prices in an interactive market. For its services, the Company collects a listing fee and a sales commission from the seller. In addition, the Company offers for sale its own inventory. The internet store functions as a CyberCashTM authorized site which allows customers to purchase products automatically and securely on line. Auctions close a least five times per week and trading floor transactions can occur twenty-four hours per day. This site also includes a virtual store of the Company's jewelry products.

The Company's internet activities also includes a web site, USBullionExchange.com, which allows customers unlimited access to current quotations for prices on approximately 200 precious metals, coins and other bullion related products.

Additional sites operated by the Company include Fairchildwatches.com and Silvermanliquidations.com. FairchildWatches.com provides wholesale customers a virtual catalog of the Company's fine watch inventory. SilvermanLiquidations.com is an information site for SCI.

CONSULTING SERVICES
-------------------

The Company's consulting activities are offered through two units, SCI and DLS.

SCI's primary business is conducting liquidation, promotional or other large-scale retail sales for jewelry stores and other types of retailers. The business of SCI has a history extending over 55 years providing consulting services to over 4,500 retailers. SCI typically earns either a commission for its services, a participation in the sales activities or a combination of these forms of compensation. In addition, SCI often supplies inventory to retailers in order to facilitate sales. SCI also provides appraisals for creditors and merchant banking services. During 2002 SCI conducted transactions for over 20 retailers and other parties.

DLS provides insolvency advisory services primarily to business enterprises that are or have been involved in proceedings under Chapter 11 of the United States Bankruptcy Code. Services provided by DLS include assistance in developing plans of reorganization, negotiations with creditors and general management advice. Since the acquisition of SCI, DLS has dedicated most of its efforts to providing services to existing SCI clients and to continuing services to prior insolvency clients.

DLS earns a cash fee and or equity participation in the organizations to which it provides services. DLS expects to accept only a limited number of assignments each year which meet the criteria of having significant fee and or substantial growth potential. Where equity participation is involved, as the client enterprises mature, DLS plans to sell its equity interest subject to compliance with state and federal securities law in order to provide liquidity for the expansion of the Company's other business activities. As of December 31, 2002, the Company's investment in these enterprises totaled $ 176,908.

It is the intention of the Company to further integrate the activities of SCI and DLS in the future, providing potential clients with a broader array of services dealing with corporate distress.

Sales and Marketing
-------------------

All Company activities other than consulting services rely heavily on local television advertising. Marketing activities emphasize the Company's broad and unusual array of products and services and the attractiveness of its pricing and service. The Company relies on professional contacts of the Company's Chairman and other officers and employees in order to attract new consulting clients.


The Company markets its bullion trading services through a combination of advertising in national coin publications, local print media, coin and bullion wire services and its internet web site. Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry. Cash on confirmation means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals. Customer orders for bullion trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's credit standing. Consequently, there was no significant backlog for bullion orders as of December 31, 2002 or 2001. Company backlogs for fabricated jewelry products were also not significant as of December 31, 2002 and 2001.

Consulting services provided by SCI are marketed directly through referrals, print advertising and direct marketing efforts.


Seasonality
-----------

The retail and wholesale jewelry business and the liquidation business is seasonal. The Company realized 33.2% and 33.8% of its annual sales in the fourth quarters of 2002 and 2001, respectively. While the Company's bullion business is not seasonal, management believes it is directly impacted by the perception of inflation trends. Historically, anticipation of increases in the rate of inflation have resulted in higher levels of interest in precious metals as well as higher prices for such metals. Other Company business activities are not seasonal.

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

The Company attempts to compete in all of its activities by offering high quality products and services at prices below that of its competitors and by maintaining a staff of highly qualified employees.


Employees
---------

As of December 31, 2002, the Company employed 42 individuals, 41 of which were full time employees.


ITEM 2.   DESCRIPTION OF PROPERTY

The Company owns a 6,000 square foot building in Dallas, Texas which houses retail jewelry, consumer lending and bullion trading operations and its principal executive offices. The land and building are subject to a mortgage maturing in January 2014, with a balance outstanding of approximately $ 535,000 as of December 31, 2002.

The Company leases a 5,000 square foot building in Dallas, Texas which housed a retail jewelry store. The lease has a term of ten years beginning July 1, 1994 and requires current monthly payments of $ 9,000. In November 1995, the Company closed this store. During July 2000 the Company subleased this facility for a term ending on June 30, 2004 and receives monthly rental payments in the amount of $ 7,500.

The Company leases a 2,400 square foot facility in Carrollton, Texas which houses National Jewelry Exchange. The lease expires on July 31, 2007 and requires monthly lease payments in the amount of $ 1,456.

SCI and CGDE are housed in a leased 11,000 square foot facility in Mt. Pleasant, South Carolina. The lease expires in August 2005 and requires monthly lease payments in the amount of $ 14,421.

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


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On June 29, 1999 the Company's Common Stock began trading on the NASDAQ Small CAP Market under the symbol "DGSE". Previously, the Company's Common Stock was traded on the American Stock Exchange ("ASE") pursuant to its "Emerging Companies" listing program under the symbol "DLS.EC". The following table sets forth for the period indicated, the per share high and low bid quotations as reported by NASDAQ for the common stock. During the past two years, the Company has not declared any dividends with respect to its common stock. The Company intends to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of common stock in the foreseeable future.

The following quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not reflect actual transactions. High and low bid quotations for the last two years were:

                                2002                   2001

                           High      Low          High      Low
                           ----      ---          ----      ---

     First Quarter        3.650     1.800        9.875     3.500

     Second Quarter       2.550     1.500        9.500     4.750

     Third Quarter        1.650      .750        7.750     1.950

     Fourth Quarter       1.300      .910        5.050     1.830



On March 3, 2003,  the closing sales price for the Company's  common stock was $
1.150 and there were 703 shareholders of record.

Securities authorized for issuance under equity compensation plans.

The Company has granted options to certain officers, directors and key employees to purchase shares of the Company's common stock. Each option vests according to a schedule designed by the board of directors of the Company, not to exceed three years. Each option expires 180 days from the date of termination of the employee or director. The exercise price of each option is equal to the market value of the Company's common stock on the date of grant. These option grants have not been approved by security holders.

The following table summarizes options outstanding as of December 31, 2002:

Plan         Number of            Weighted average    Number of securities
Category     securities to be     exercise price of   remaining available
             issued upon          outstanding  for    future issuance
             exercise of options  options, warrants   under equity compensation
             warrants & rights    warrants & rights   plans
-----------  -------------------  -----------------   -------------------------
Equity
Compensation
Plans Approved
By Security
Holders          None                 None                   None

Equity
Compensation
Plans Not
Approved By
Security
Holders         1,420,634              $ 2.09                None
            -------------------   -----------------   -------------------------
Total           1,420,634              $ 2.09                None
            ===================   =================   =========================


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

Results of Operations
---------------------

2002 vs 2001
------------

Sales increased by $ 867,393 (4.1%) in 2002. This increase was the result of a $ 1,981,955 increase in sales from the jewelry segment and a $ 1,078,960 decrease in sales from the consulting and liquidation segment. The decrease in sales from the consulting and liquidations segment was the result of a nation wide softness in the liquidation sales industry. The increase in sales from the jewelry segment was the result of a $ 945,399 increase in precious metals sales. Pawn service fees increase by $ 35,602 (29.5%) in 2002 due to an increase in pawn loans outstanding during the year. Cost of goods increased by $ 590,913 during 2002 primarily due to the increase in sales volume. Gross margins were almost unchanged (23.6% in 2001 vs. 23.9% in 2002.



Selling expenses decreased by $ 47,059 or 8.0% due to a reduction in print media advertising. Depreciation and amortization decreased by $ 224,690 primarily due to goodwill not being amortized in 2002 with the adoption of SFAS No. 142. Other income during 2002 in the amount of $ 401,853 was the result of retirement of debt at a discount. Interest expense decreased by $ 197,840 due to the forgiveness of $ 107,069 in accrued interest and due to the retirement of high interest bearing debt.




Liquidity and Capital Resources
-------------------------------

The Company's short-term debt, including current maturities of long-term debt totaled $ 863,886 as of December 31, 2002. During November 2002 the Company re-financed $ 2,700,000 of its outstanding bank debt. This new credit facility in the amount of $ 3,000,000 allowed the Company to retire a portion of its debt at a discount of $ 401,853, extend the maturity of its bank debt to January 2004 and provided the Company with additional working capital.

Management of the Company expects capital expenditures to total approximately $100,000 during 2003. It is anticipated that these expenditures will be funded from working capital.

The ability of the Company to finance its operations and working capital needs are dependent upon management's ability to negotiate extended terms or refinance its short term debt. The Company has historically renewed, extended or replaced short-term debt as it matures and management believes that it will be able to continue to do so in the near future.

From time to time, management has adjusted the Company's inventory levels to meet seasonal demand or in order to meet working capital requirements. Management is of the opinion that if additional working capital is required, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted or a portion of the Company's investments in marketable securities may be liquidated in order to meet unforeseen working capital requirements.

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

SFAS No. 141, SFAS No. 142 and SFAS No. 144

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

o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting

The Company amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company completed a fair value based impairment test of goodwill as of December 31, 2002. In the opinion of management this test indicated that the goodwill and intangibles assets of the Company are not impaired.

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

Goodwill consists of the following:

                                                 Consulting and
                                    Jewelry       Liquidation
                                    Segment         Segment            Total
                                --------------   --------------   --------------



Goodwill                        $      837,117   $      314,003   $    1,151,120
                                ==============   ==============   ==============




Net income (loss) and income (loss) per share for the year ended December 31, 2002 and 2001, adjusted to exclude amortization expense, is as follows:



                                                      Year ended December 31,
                                                    ---------------------------

                                                        2002            2001
                                                    -----------     -----------
Net income (loss)
      Reported net income (loss)                    $   429,311     $  (324,563)
      Goodwill amortization net of income
        tax effect of $ 34,160 in 2001                     --           158,523
                                                    -----------     -----------
      Pro forma Income (loss)                       $   429,311     $  (166,523)
                                                    ===========     ===========

Basic and diluted income (loss) per share
      Reported basic and diluted income
        (loss) per share                            $       .09     $      (.07)
      Goodwill amortization                                --               .03
                                                    -----------     -----------
      Pro forma basic and diluted income
        (loss) per share                            $       .09     $      (.04)
                                                    ===========     ===========


Impairment of Investment Securities results in a charge to operations when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer. The Company's investment securities amounted to approximately $176,908 as of December 31, 2002. Gross unrealized losses were $1,728,130 at December 31, 2002.


Inventory Obsolescence Accruals may be required based on management's estimation of obsolescence or unmarketable inventory, in order to write-down inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.



ITEM 7.  FINANCIAL STATEMENTS

(a)      Financial Statements (see pages 18 - 38 of this report).






ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 16, 2002, the Registrant engaged Cheshier & Fuller, L.L.P. as its principal auditors. The services for which the Registrant has engaged Cheshier & Fuller, L.L.P. include the audit of the Registrant's consolidated balance sheet and the related consolidated statement of operations, consolidated statement of shareholder' equity and consolidated statement of cash flows for the year ending December 31, 2002. In addition, the Registrant has engaged Cheshier & Fuller, L.L.P. to provide quarterly reviews of the Registrant's interim financial statements on Form 10-QSB for the periods ending March 31, 2003, June 30, 2003 and September 30, 2003.

Grant Thornton, L.L.P., the Registrant's former principal auditors, were notified of their dismissal on December 17, 2002. During the two most recent fiscal years and the subsequent interim periods preceding the dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter or the disagreement in connection with its reports. During either of the past two years the reports issued by Grant Thornton, L.L.P. on the financial statements of the Company did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.

The decision to change principal auditors was recommended by the Company's audit committee and approved by the Company's board of directors.




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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1 Loan and Security Agreement dated November 22, 2002 by and between First American Bank, SSB and DGSE Companies, Inc.


        21 -  List of subsidiaries
              DGSE Corporation
              International Jewelry Exchange, Inc.
              (formerly Dallas Global Travel, Inc.)
              DLS Financial Services, Inc.
              eye media, inc.
              National Jewelry Exchange, Inc.
              Silverman Consultants, Inc.
              Charleston Gold And Diamond Exchange, Inc.

       99.1 - Certification of Chief Executive Officer.

       99.2 - Certification of Chief Financial Officer.

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


(b)      Reports on Form 8-K - None



ITEM 14. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There are no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.


By: /s/ L. S. Smith                             Dated: March 24, 2003
   ---------------------------
   L. S. Smith
   Chairman of the Board,
   Chief Executive Officer and
   Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ L. S. Smith                             Dated: March 24, 2003
   ---------------------------
   L.S Smith
   Chairman of the Board,
   Chief Executive Officer and
   Secretary


By: /s/ W. H. Oyster                            Dated: March 24, 2003
   ---------------------------
   W. H. Oyster
   Director, President and
   Chief Operating Officer


By: /s/ John Benson                              Dated: March 24, 2003
   ---------------------------
   John Benson
   Director and Chief Financial
   Officer
   (Principal Accounting Officer)


BY: /s/ William P. Cordeiro                     Dated: March 24, 2003
   ---------------------------
   Director

By: /s/ James Walsh                             Dated: March 24, 2003
   ---------------------------
  Director

Certifications:
I, L.S. Smith, Certify that:
1.       I have reviewed  this annual  report on Form 10-KSB of DGSE  Companies,
         Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;
4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

 /s/ L.S. Smith
---------------
Chairman and Chief Executive Officer

Certifications:
I, John Benson, Certify that:
1.       I have reviewed  this annual  report on Form 10-KSB of DGSE  Companies,
         Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;
4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003

  /s/ John Benson
-----------------
Chief Financial Officer

               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
DGSE Companies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of DGSE Companies, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated statements of operations, shareholders' equity, and cash flows of DGSE Company, Inc. and Subsidiaries for the year ended December 31, 2001, were audited by other auditors whose report dated February 15, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DGSE Companies, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                   /S/ Cheshier & Fuller, L.L.P.
                                                  ------------------------------
                                                  CHESHIER & FULLER, L.L.P.
Dallas, Texas
February 12, 2003

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 2002

                                     ASSETS
                                     ------
Current assets:
Cash and cash equivalents                                          $    498,408
Trade receivables                                                       792,590
Inventories                                                           6,335,742
Prepaid expenses                                                        152,854
                                                                   ------------
Total current assets                                                  7,779,594

Marketable securities - available for sale                              176,908
Property and equipment                                                1,157,225
Deferred income tax assets                                              120,433
Goodwill                                                              1,151,120
Other assets                                                            160,109
                                                                   ------------

                                                                   $ 10,545,389
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
Notes payable                                                      $    689,641
Current maturities of long-term debt                                    174,245
Accounts payable - trade                                                591,479
Accrued expenses                                                        661,667
Accrued compensation                                                     15,437
Customer deposits                                                       106,314
Accrued income taxes                                                    485,453
                                                                   ------------
Total current liabilities                                             2,724,236

Long-term debt, less current maturities                               3,066,797
Deferred income taxes - long-term                                         2,827
                                                                   ------------

Total liabilities                                                     5,793,860
                                                                   ------------

Shareholders' equity:
Common stock, $.01 par value; authorized 10,000,000
shares; issued and outstanding 4,913,290                                 49,133
Additional paid-in capital                                            5,708,760
Accumulated other comprehensive loss                                 (1,134,950)
Retained earnings                                                       128,586
                                                                   ------------
Total shareholders' equity                                            4,751,529
                                                                   ------------

                                                                   $ 10,545,389
                                                                   ============

The accompanying notes are an intergral partof these consolidated financial statements.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                            Years Ended December 31,

                                                       2002            2001
                                                   ------------    ------------
Revenues
Sales revenue                                      $ 21,863,513    $ 20,996,120
Pawn service fees                                       156,291         120,689
                                                   ------------    ------------
                                                     22,019,804      21,116,809
                                                   ------------    ------------

Costs and expenses:
Cost of goods sold                                   16,630,571      16,039,658
Selling, general and administrative expenses          4,645,978       4,640,769
Depreciation and amortization                           202,986         427,676
                                                   ------------    ------------

                                                     21,479,535      21,108,103
                                                   ------------    ------------

Operating income                                        540,269           8,706
                                                   ------------    ------------

Other income (expenses):
Other income                                            401,853          18,626
Other expense                                           (14,206)           --
Interest expense                                       (270,025)       (467,685)
                                                   ------------    ------------

Total other income (expense)                            117,622        (449,059)
                                                   ------------    ------------

Income (loss) before income taxes                       657,891        (440,353)
Income tax expense (benefit)                            228,580        (115,790)
                                                   ------------    ------------

Net income (loss)                                  $    429,311    $   (324,563)
                                                   ============    ============

Earnings (loss) per common share:
Basic                                              $       0.09    $      (0.07)
Diluted                                            $       0.09    $      (0.07)

Weighted average number of common shares:
Basic                                                 4,913,628       4,924,665
Diluted                                               4,916,878       4,924,665


The accompanying notes are an intergral partof these consolidated financial statements.


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                 Consolidated Statement of Shareholders' Equity
                     Years Ended December 31, 2002 and 2001
                                                                                           Retained
                                                                                             Total
                                                    Common Stock            Additional     Earnings           Other
                                             --------------------------      Paid-In     (Accumulated   Comprehensive  Shareholders'
                                                Shares         Amount        Capital       Deficit)         Loss           Equity
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balances at January 1, 2001                    4,907,990    $    49,080    $ 5,609,445    $    23,838    $  (690,749)   $ 4,991,614

Net income (loss)                                   --             --             --         (324,563)          --         (324,563)
Other comprehensive income (loss):
Unrealized loss on marketable securities,
net of tax                                          --             --             --             --         (296,528)      (296,528)

Purchase and retirement of common shares         (14,700)          (147)       (30,944)          --             --          (31,091)

Common stock issued on conversion of debt         20,000            200        129,800           --             --          130,000
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balances at December 31, 2001                  4,913,290         49,133      5,708,301       (300,725)      (987,277)     4,469,432

Net income (loss)                                   --             --             --          429,311           --          429,311

Other comprehensive income (loss):
Loss on marketable securities arising
during the year, net of tax                         --             --             --             --         (161,878)      (161,878)
Reclassification adjustment                         --             --             --             --           14,205         14,205
                                                                                                         -----------    -----------
Unrealized loss on marketable securities,
 net of tax                                         --             --             --             --         (147,673)      (147,673)
                                                                                                         -----------    -----------

Purchase and retirement of common shares            (500)            (5)          (606)          --             --             (611)

Common stock issued                                  500              5          1,065           --             --            1,070
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balances at December 31, 2002                  4,913,290    $    49,133    $ 5,708,760    $   128,586    $(1,134,950)   $ 4,751,529
                                             ===========    ===========    ===========    ===========    ===========    ===========







The accompanying notes are an intergral partof these consolidated financial statements.


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,

                                                           2002           2001
                                                       -----------    -----------
Cash flows from operating activities:
Net income (loss)                                      $   429,311    $  (324,563)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities
Depreciation and amortization                              202,986        427,675
Deferred income taxes                                       80,815        198,524
Accretion of debt discount                                  12,132         26,793
Loss on sale of assets                                      14,205           --
Change in operating assets and liabilities
Trade receivable                                          (148,257)       288,419
Prepaid assets                                             (27,456)        (3,419)
Inventories                                                (38,423)       784,052
Accounts payable and accrued expenses                     (344,300)    (1,076,771)
Income taxes payable                                       164,772       (335,923)
Accrued compensation                                       (14,810)      (275,057)
                                                       -----------    -----------
Net cash provided (used) by operating activities           330,975       (290,270)
                                                       -----------    -----------
Cash flows from investing activities:
Proceeds from disposal of assets                             4,794           --
Purchase of marketable securities                             --          (15,750)
Purchases of property and equipment                        (25,024)       (31,230)
Additions to deposits                                      (15,264)          --
                                                       -----------    -----------
Net cash provided (used) by investing activities           (35,494)       (46,980)
                                                       -----------    -----------

Cash flows from financing activities:
Issuance of common stock                                     1,070
Proceeds from indebtedness                               2,460,555      1,143,176
Repayment of indebtedness                               (3,321,147)    (1,073,994)
Purchase and retirement of common stock                       (611)       (31,091)
                                                       -----------    -----------
Net cash provided (used) by financing activities          (860,133)        38,091
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents      (564,652)      (299,159)
Cash and cash equivalents at beginning of year           1,063,060      1,362,219
                                                       -----------    -----------

Cash and cash equivalents at end of year               $   498,408    $ 1,063,060
                                                       ===========    ===========

The accompanying notes are an intergral partof these consolidated financial statements.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,

                                                            2002         2001
                                                         ----------   ----------
Supplemental Disclosures

Cash paid during the year for:
Interest                                                 $  328,732   $  365,170
                                                         ==========   ==========

Income taxes                                             $     --     $   17,901
                                                         ==========   ==========


During 2001, debt amounting to $130,000 was converted to common stock.
































The accompanying notes are an intergral partof these consolidated financial statements.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 1 - Summary of Significant Accounting Policies
         ------------------------------------------

         Nature of Operations

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

         Investments in Marketable Securities

         Marketable equity securities have been categorized as available-for-sale and carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders' equity net of tax until realized. Realized gains and losses on the sale of securities are based on the specific identification method. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in the fair values is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations.

         Inventory

         Jewelry  and  other  inventory  is  valued  at  lower-of-cost-or-market
         (specific    identification).    Bullion   inventory   is   valued   at
         lower-of-cost-or-market (average cost).

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 1 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

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

         Goodwill

         During 2001, goodwill was being amortized over periods expected to be benefited using the straight-line method with period ranging from five to ten years.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under that pronouncement, goodwill is not being amortized but is subject to periodic tests to determine the amount of impairment, if any, to be reflected during the period.

         Impairment of Long-Lived Assets

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

         Advertising Costs

         Advertising costs are expensed as incurred and amounted to $541,079 and $588,138 for 2002 and 2001.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 1 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

         Income Taxes

         Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities.

         Revenue Recognition

         Sales revenue consists of direct sales to customers for jewelry and software. Sales are recognized when product is shipped for software and when title and risk of loss have passed to the customer, which is at point-of-sale for jewelry. Provisions for discounts and rebates to customers and returns, bad debts, and other adjustments are provided in the period the related sales are recorded. Liquidation service revenue is also included in sales and is recognized as inventory is sold during the respective liquidation sale. Consulting service revenue is recognized when the services are performed.

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

         As of December 31, 2002, based on subsequent collections and operating history, management estimated no allowance for discounts, returns, bad debts and other adjustments.

         Earnings (Loss) Per Share

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

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 1 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

         Stock-based Compensation

         The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       2002             2001
                                                   -----------    -------------

         Net income (loss), as reported            $   429,311    $    (324,563)

         Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects                   (236,611)      (1,318,829)
                                                   -----------    -------------

         Pro forma net income (loss)               $   192,700    $  (1,643,392)
                                                   ===========    =============

         Earnings per share:
             Basic - as reported                           .09             (.07)
             Basic - pro forma                             .04             (.33)
             Diluted - as reported                         .09             (.07)
             Diluted - pro forma                           .04             (.33)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1998, expected volatility of 70% to 96%, risk-free rate of 3.9 to 6.6%, no dividend yield and expected life of 5 to 8 years.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 1 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

         Use of Estimates, continued

         and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications

         Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

         New Accounting Pronouncements

         In April, 2002, the Financial Accounting Standards Board ("FASB:) issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13 and Technical Corrections. This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

         The Company extinguished debt during 2002, accounting for the income thus realized as other income in the amount of approximately $400,000, in compliance with the provisions of APB Opinion No. 30 as required under FASB Statement No. 145.

         In June, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 1 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

         Restructuring)." The Company plans to adopt this statement as of its effective date and does not expect that the adoption will have a material impact on its consolidated results of operations or financial position.


         In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company has adopted the disclosure provisions of this statement.

Note 2 - Concentration of Credit Risk
         ----------------------------

         The Company maintains cash balances in financial institutions in excess of federally insured limits.

Note 3 - Inventories
         -----------
         A summary of inventories at December 31, 2002, is as follows:

         Jewelry                                                      $6,077,369
         Scrap gold                                                      155,601
         Bullion                                                          21,697
         Other                                                            81,075
                                                                      ----------

                                                                      $6,335,742
                                                                      ==========
Note 4 - Investments in Marketable Securities

         Marketable securities have been classified in the consolidated balance sheet according to management's intent. The carrying amount of available-for-sale securities and their fair values at December 31, 2002 follows:

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 4 - Investments in Marketable Securities, continued

                                                            Gross
                                                         Unrealized      Fair
                                               Cost        Losses       Value
                                            ----------   ----------   ----------

         Equity securities                  $1,905,038   $1,728,130   $  176,908
                                            ==========   ==========   ==========

Note 5 - Property and Equipment

         A summary of property and equipment at December 31, 2002, is as follows:

         Buildings and improvements                                   $  717,176
         Machinery and equipment                                         786,861
         Furniture and fixtures                                          204,743
                                                                      ----------
                                                                       1,708,780
         Less accumulated depreciation
             and amortization                                          1,102,855
                                                                      ----------
                                                                         605,925
         Land                                                            551,300
                                                                      ----------

                                                                      $1,157,225
                                                                      ==========

         Property and equipment under capital leases is $202,450 as of December 31, 2002. Accumulated depreciation for these assets was $76,972 as of December 31, 2002.

Note 6 - Goodwill

         At December 31, 2002, goodwill was reflected for the following reporting units:

         Wholesale watch sales                                        $  837,117
         Consulting and liquidation                                      314,003
                                                                      ----------

                                                                      $1,151,120
                                                                      ==========

         No impairment was reflected during 2002.

         During 2001, the Company amortized this goodwill over periods expected to be benefited at the time. Had that amortization not been reflected net income would have been as follows:

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 6 - Goodwill, continued

         Reported net income (loss)                                   $(324,563)

         Amortization expense, net of income
           tax effect of $34,160                                        158,523
                                                                      ---------

         Pro forma net income (loss)                                  $(166,040)
                                                                      =========

         Basic and diluted earnings per share:

         Reported net income (loss)                                   $   (0.07)
         Goodwill amortization                                              .03
                                                                      ---------

         Pro forma net income (loss)                                  $   (0.04)
                                                                      =========


Note 7 - Notes Payable

         At December 31, 2002, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 10% totaling $689,642.

         One of the notes in the amount of $190,000 was payable to a stockholder. During 2002, $23,069 was expensed as interest expense on this note.

Note 8 - Long-Term Debt

         A summary of long-term debt at December 31, 2002, follows:

         Note  payable to bank,  due  January 10, 2004,
         secured by all accounts receivable, inventory
         property and  equipment and intangible assets
         Interest  rate of prime plus 1-1/2% per annum
         (5.75% at December 31, 2002) is due monthly                  $2,150,000

         Mortgage  payable, due in monthly installments
         of $6,452, including interest based on 30 year
         U.S. Treasury note rate plus 2-1/2% (8.04% at
         December 31, 2002); balance due in January 2014                 535,507

         Note payable, due March 2, 2005. Interest is
         payable quarterly at a rate of 8%                               122,317

         Note payable, due January 2, 2005. Interest is
         payable monthly at a rate of 8%                                 310,556

         Capital lease obligations                                       122,661
                                                                       ---------
                                                                       3,241,041


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 8 - Long-Term Debt, continued

         Less current maturities                                       (174,245)
                                                                   ------------

                                                                   $  3,066,796

         The following table summarizes the aggregate maturities of long-term debt and payments on the capital lease obligations:

                                                                          Obligations
                                                                              Under
                                                            Long-term        Capital
             December 31,                      Debt          Leases          Totals
                                            -----------    -----------    -----------

                2003                        $   102,955    $    77,649    $   180,604
                2004                          2,218,228         32,694      2,250,922
                2005                            366,406         21,196        387,602
                2006                             40,431          2,646         43,077
                2007                             43,531           --           43,531
             Thereafter                         346,829           --          346,829
                                            -----------    -----------    -----------

                                              3,118,380        134,185      3,252,565
         Amounts representing interest
             (interest rates ranging from
             10.8% to 23.3%)                       --          (11,524)       (11,524)
                                            -----------    -----------    -----------

                                              3,118,380        122,661      3,241,041
         Less current portion                  (102,955)       (71,290)      (174,245)
                                            -----------    -----------    -----------

                                            $ 3,015,425    $    51,371    $ 3,066,796
                                            ===========    ===========    ===========

Note 9 -  Earnings Per Share

         A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December 31, 2002 and 2001 is as follows:

                                                        December 31, 2002
                                              ---------------------------------
                                                                      Per-Share
                                                Income      Shares      Amount
                                              ----------  ----------  ---------
         Basic earnings per common share
             Income from operations allocable
               to common stockholders         $  429,311   4,913,628  $     .09
                                                                      =========

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 9 - Earnings Per Share, continued
                                                      December 31, 2002
                                              ---------------------------------
                                                                      Per-Share
                                                Income      Shares      Amount
                                              ----------  ----------  ---------
         Effect of dilutive securities
             Stock options                          --         3,250
                                              ----------  ----------

         Diluted earnings per common share
             Income from operations available
               to common stockholders plus
               assumed conversions            $  429,311    4,916,878  $    .09
                                              ==========   ==========  ========

                                                       December 31, 2001
                                              ---------------------------------
                                                                      Per-Share
                                                Income      Shares      Amount
                                              ----------  ----------  ---------
         Basic earnings per common share
             Income from operations allocable
               to common stockholders         $ (324,563)  4,924,665  $    (.07)
                                                                      =========

         Effect of dilutive securities
             Stock options                          --          --
                                              ----------  ----------

         Diluted earnings per common share
             Income from operations available
               to common stockholders plus
               assumed conversions            $ (324,563)  4,924,665  $    (.07)
                                              ==========  ==========  =========
Note 10 - Stock Options

         The Company has granted stock options to key employees to purchase shares of the Company's common stock. Each option issued vests according to schedules designated by the Board of Directors, not to exceed three years. The exercise price is based upon the estimated fair market value of the Company's common stock at the date of grant, and is payable when the option is exercised.

         The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS 123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 10 - Stock Options, continued

         The following table summarizes the activity in common shares subject to options for the two years ended December 31, 2002 and 2001:

                                            December 31, 2002                  December 31, 2001
                                       --------------------------------   --------------------------------
                                                            Weighted                           Weighted
                                                            Average                            Average
                                          Options        Exercise Price      Options        Exercise Price
                                       --------------    --------------   --------------    --------------
         Outstanding at beginning
             of year                        1,164,777    $         2.33          434,000    $         2.55
         Granted                              267,857              1.12          757,777              2.55
         Forfeited                            (12,000)             3.63          (27,000)             3.63
                                       --------------                     --------------

         Outstanding at end of year         1,420,634    $         2.09        1,164,777    $         2.33
                                       ==============    ==============   ==============    ==============

         Exercisable at end of year         1,420,634    $         2.09        1,160,777    $         2.33
                                       ==============    ==============   ==============    ==============

         Weighted average fair value
             of options granted
             during year                                 $         0.85                     $         1.70
                                                         ==============                     ==============


         Stock options outstanding at December 31, 2002:

                                    Options Outstanding                     Options Exercisable
                          -------------------------------------------   ----------------------------
            Range of                     Weighted        Weighted                       Weighted
            Exercise                      Average        Average                         Average
             Price          Options    Expected Life   Exercise Price     Options     Exercise Price
         --------------   ----------   -------------   --------------   -----------   --------------
         $1.12               267,857      8 Years          $1.12           267,857        $1.12
         $1.63 to $2.25    1,097,777      8 Years          $2.21         1,097,777        $2.21
         $3.63 to $4.19       20,000      8 Years          $3.81            20,000        $3.83
         $4.88                35,000      5 Years          $4.88            35,000        $4.88
                          ----------                                    ----------

                           1,420,634                                     1,420,634
                          ==========                                    ==========

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 11 - Comprehensive Income

         Comprehensive income at December 31, 2002 and 2001 is as follows:

                                                 Before-Tax        Tax        Net-of-Tax
                                                   Amount        Benefit        Amount
                                                -----------    -----------   -----------
         Accumulated comprehensive
           income (loss) at January 1, 2001     $(1,052,207)   $   361,458   $  (690,749)

         Unrealized holding losses
           arising during 2001                     (443,667)       147,139      (296,528)
                                                -----------    -----------   -----------

         Accumulated comprehensive
           income (loss) at December 31, 2001    (1,495,874)       508,597      (987,277)

         Unrealized holding losses
           arising during 2002                     (232,256)        84,583      (147,673)
                                                -----------    -----------   -----------

         Accumulated comprehensive
           income (loss) at December 31, 2002   $(1,728,130)   $   593,180   $(1,134,950)
                                                ===========    ===========   ===========

Note 12 - Income Taxes

         The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

                                                            2002          2001
                                                         ---------    ----------

         Tax (benefit) expense at statutory rate         $ 223,684    $(149,720)
         Non deductible goodwill                              --         31,353
         Other                                               4,900        2,577
                                                         ---------    ---------

             Tax expense                                 $ 228,584    $(115,790)
                                                         =========    =========

         Current                                         $ 141,558    $ (67,641)
         Deferred                                           87,022      (48,149)
                                                         ---------    ---------

                                                         $ 228,580    $(115,790)
                                                         =========    =========

         Deferred  income taxes are  comprised of the  following at December 31,
         2002

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 12 - Income Taxes, continued

         Deferred tax assets (liabilities)

         Unrealized loss on available for sale securities             $ 458,534
         Property and equipment                                          15,254
         Valuation reserve                                             (353,355)
                                                                      ---------

                                                                      $ 120,433

         Goodwill                                                     $  (2,827)
                                                                      =========

Note 13 - Operating Leases

         The Company leases certain of its facilities under operating leases. The minimum rental commitments under noncancellable operating leases are as follows:

         Year Ending                      Lease        Sub-Lease
         December 31,                  Obligations    Receivables       Total
                                       -----------    -----------    -----------

            2003                       $   327,624    $   (90,000)   $   237,624
            2004                           294,093        (60,000)       234,093
            2005                           148,205           --          148,205
            2006                            18,886           --           18,886
            2007                            11,366           --           11,366
                                       -----------    -----------    -----------

                                       $   800,174    $  (150,000)   $   650,174
                                       ===========    ===========    ===========

         Rent expense for the years ended December 31, 2002 and 2001 was approximately $291,878 and $307,000, respectively, and was decreased by sublease income of approximately $90,000 and $90,000, respectively.

Note 14 -  Segment Information

         Management   identifies  reportable  segments  by  product  or  service offered. Each segment is managed separately. The jewelry segment consists of sales to both wholesale and retail customers. This segment also includes pawn operations and bullion sales. The consulting and liquidation services segment includes consulting services related to insolvency advisory services primarily to business enterprises that are involved in or have been involved in proceedings under Chapter 11 of the U.S.


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 14 -     Segment Information, continued

         Bankruptcy  Code.  Liquidations  are  conducted  through the  Company's
         wholly-owned  subsidiary,   Silverman  Consultants,   Inc.  (SCI).  SCI
         conducts liquidation,  consolidation,  promotional or other large scale retail sales for jewelry stores and other types of stores.  Corporation and other  includes  certain  general and  administrative  expenses not allocated  to segments.  The  Company's  operations  by segment were as follows:

                                                        Consulting &     Corporate
                                           Jewelry      Liquidation       & Other       Consolidated
                                        ------------    ------------    ------------    ------------

         Revenues
           2002                           21,239,461         780,343            --        22,019,804
           2001                           19,257,506       1,859,303                      21,116,809

         Net income (loss)
           2002                              447,873         125,195        (143,757)        429,311
           2001                              263,225        (547,420)        (40,368)       (324,563)

         Identifiable assets
           2002                            9,778,499         763,890           3,000      10,545,389
           2001                            7,844,333       3,556,028            --        11,400,361

         Capital expenditures
           2002                               25,074            --              --            25,074
           2001                              174,977           7,129                         182,106

         Depreciation and amortization
           2002                              169,427          33,559            --           202,986
           2001                              255,934         171,742                         427,676

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