Form 10QSB
period 2003-03-31
DALLAS GOLD & SILVER EXCHANGE INC /NV/
filed 2003-05-09
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 2003
                               ------------------------------

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ----------------

Commission File Number                 1-11048
                       -----------------------

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

(Issuer's telephone number, including area code) (972) 484-3662
                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at May 5, 2003
----------------------------                     ------------------------------
Common Stock, $.01 per value                               4,913,290


PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements

DGSE Companies, Inc. and Subsidiaries


CONSOLIDATED BALANCE SHEETS
                                                                (Unaudited)

ASSETS                                                        March 31,     December 31,
                                                                2003            2002
                                                            ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                               $    126,272    $    498,408
    Trade receivables                                            617,766         792,590
    Inventories                                                6,572,653       6,335,742
    Prepaid expenses                                             156,342         152,854
                                                            ------------    ------------


             Total current assets                              7,473,033       7,779,594

MARKETABLE SECURITIES - AVAILABLE FOR SALE                       260,687         176,908

PROPERTY AND EQUIPMENT - AT COST, NET                          1,117,600       1,157,225

DEFERRED TAX ASSET                                               105,884         120,433

GOODWILL                                                       1,151,120       1,151,120

OTHER ASSETS                                                     169,653         160,109
                                                            ------------    ------------

                                                            $ 10,277,977    $ 10,545,389
                                                            ============    ============



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                           $  3,083,736    $    689,641
    Current maturities of long-term debt                         280,814         174,245
    Accounts payable - trade                                     303,633         591,479
    Accrued expenses                                             344,013         677,104
    Customer deposits                                            176,278         106,314
    Federal income taxes payable                                 335,453         485,453
                                                            ------------    ------------


             Total current liabilities                         4,523,927       2,724,236

Long-term debt, less current maturities                          971,453       3,066,797
Deferred income taxes                                              2,827           2,827
                                                            ------------    ------------

             Total liabilities                                 5,498,207       5,793,860

SHAREHOLDERS' EQUITY

    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,913,790 shares at
       March 31, 2003 and December 31, 2002                       49,133          49,133
    Additional paid-in capital                                 5,708,760       5,708,760
    Accumulated other comprehensive loss                      (1,085,266)     (1,134,950)
       Accumulated earnings                                      107,143         128,586
                                                            ------------    ------------

             Total shareholders' equity                        4,779,770       4,751,529
                                                            ------------    ------------

                                                            $ 10,277,977    $ 10,545,389
                                                            ============    ============


DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended
(Unaudited)


                                                   March 31, 2003    March 31, 2002
                                                   --------------    --------------
Revenue
    Sales                                          $    5,217,920    $    4,502,108
    Pawn services charges                                  41,882            33,748
                                                   --------------    --------------
                                                        5,259,802         4,535,856

Costs and expenses
    Cost of goods sold                                  4,190,058         3,436,074
    Consulting service costs                               15,723            16,073
    Selling, general and administrative expenses          976,462         1,044,573
    Depreciation and amortization                          42,018            52,628
                                                   --------------    --------------

                                                        5,224,261         4,549,348

Other income (expense)
   Interest expense                                       (68,030)          (95,696)
                                                   --------------    --------------

                 Total other income (expense)             (68,030)          (95,696)

              Loss before income taxes                    (32,489)         (109,188)

Income tax benefit                                        (11,046)          (37,124)
                                                   --------------    --------------

              Net loss                             $      (21,443)   $      (72,064)
                                                   ==============    ==============



Earnings per common share
     Basic and diluted                                       --         ($      .01)

     Weighted average number of common shares
     Basic and diluted                                  4,913,790         4,913,790


DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                         2003           2002
                                                                      -----------    -----------
Cash Flows From Operations
Reconciliation of net loss to net cash
    used in  operating activities
        Net loss                                                      $   (21,443)   $   (72,064)
        Common stock issued for services                                     --            1,074
        Depreciation and amortization                                      42,018         52,628
         Deferred taxes                                                   (11,046)          --
            (Increase) decrease in operating assets and liabilities
            Trade receivables                                             174,824         69,599
            Inventories                                                  (236,911)           118
            Prepaid expenses and other current assets                      (3,488)        (4,136)
            Accounts payable and accrued expenses                        (620,937)      (684,619)
            Customer deposits                                              69,964         20,362
            Federal income taxes payable                                 (150,000)       (37,124)
            Other assets                                                  (18,044)           589
                                                                      -----------    -----------
               Total net cash used in operating activities               (775,063)      (653,573)

Cash flows from investing activities
            Purchase of marketable securities                                --             --
            Purchase of property and equipment                             (2,393)        (2,557)
                                                                      -----------    -----------
            Net cash used in investing activities                          (2,393)        (2,557)

Cash flows from financing activities
            Proceeds from notes issued                                    625,000        310,555
            Payments on notes payable                                    (219,680)      (613,231)
                                                                      -----------    -----------
               Net cash used in financing activities                      405,320       (302,676)
                                                                      -----------    -----------


Net decrease in cash and cash equivalents                                (372,136)      (958,806)

Cash and cash equivalents at beginning of year                            498,408      1,063,060
                                                                      -----------    -----------

Cash and cash equivalents at end of period                            $   126,272    $   104,254
                                                                      ===========    ===========



Supplemental schedule of non-cash, investing and financing activities:

Interest paid for the three months ended March 31, 2003 and 2002 was $ 68,030 and $ 95,696, respectively.

Income taxes in the amount of $ 150,000 were paid during the three months ended March 31, 2003.


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

The Company's operating results for the three month and three months ended March
31, 2003, are not necessarily indicative of the results that may be expected for the  year  ended  December  31,  2003.  For  further  information,  refer to the
consolidated   financial  statements  and  footnotes  thereto  included  in  the
Company's annual report on Form 10-KSB for the year ended December 31, 2002.

(2)  - Earnings per share

No reconciliation is provided for the periods ended March 31 2003 and 2002 because the effect is not dilutive.


(3)  - Business segment information

The Company's  operations  by business  segment for the three months ended March
31, were as follows:

                                                                      Corporate     Consulting &
                                       Jewelry      Liquidations       & Other      Consolidated
                                     ------------   ------------    ------------    ------------
Revenues
  2003                               $  5,141,927   $    117,875            --      $  5,259,802
  2002                               $  4,424,045   $    111,811            --      $  4,535,856

Income (loss) before income taxes
  2003                               $     23,841   $    (32,328)   $    (24,002)   $     32,489
  2002                               $     99,700   $   (204,979)   $     (3,909)   $   (109,188)

Identifiable assets
  2003                               $  9,499,275   $    775,700    $      3,002    $ 10,277,977
  2002                               $  7,851,134   $  2,349,390    $       --      $ 10,200,524

Capital expenditures
  2003                               $      2,393   $       --      $       --      $      2,393
  2002                               $      2,557   $       --      $       --      $      2,557
Depreciation and
  amortization
  2003                               $     40,143   $      1,875    $       --      $     42,018
  2002                               $     34,763   $     17,865    $       --      $     52,628


(4) Other Comprehensive income:

Other comprehensive income is as follows:


                                                                 Tax
                                               Before Tax     (Expense)      Net-of-Tax
                                                 Amount        Benefit         Amount
                                              -----------------------------------------
Other comprehensive income loss at
   December 31, 2002                          $(1,728,130)   $   593,180    $(1,134,950)

Unrealized holding gains arising during the
    Three months ended March 31, 2003              75,278        (25,594)        49,684
                                              -----------    -----------    -----------
Other comprehensive income (loss) at
   March 31, 2003                              (1,652,852)       567,586     (1,085,266)
                                              ===========    ===========    ===========



(5) Stock-based Compensation:

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options to employees is measured as the excess, if any , of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                 Three
                                                         Months Ended March 31,
                                                         ----------------------
                                                           2003        2002
                                                         ---------    ---------

Net loss, as reported                                    $ (21,443)   $ (72,064)
Deduct: Total stock-based employee compensation
Expense determined under fair value based method
For all awards, net of related tax effects                    --         (2,025)

                                                         ---------    ---------
Pro forma net loss                                       $ (21,443)   $ (74,089)
                                                         =========    =========

Earnings per share:
     Basic - as reported                                      --            (01)
     Basic - pro forma                                        --           (.02)
     Diluted - as reported                                    --           (.01)
     Diluted pro forma                                        --           (.02)


The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1998, expected volatility of 70% to 96%, risk-free rate of 3.9% to 6.6%, no dividend yield and expected life of 5 to 8 years.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------

Quarter ended March 31, 2003 vs 2002:
-------------------------------------

Sales for the first quarter of 2003 increased by $ 715,812 or 15.9% when compared to the corresponding quarter of 2002. This was primarily the result of an increase in sales in the jewelry segment in the amount of $ 709,748. Jewelry segment revenues were higher due to an improvement in the precious metals market with precious metal sales increasing by $ 816,652. Cost of sales increased primarily due to the increase in sales. Gross margins declined from 23.7% in 2002 to 19.7% in 2003 due to the increase in sales of precious metals which have a lower margin than jewelry.

Selling, general and administration expenses decreased by $ 68,111 due staff reductions. Depreciation and amortization expense decreased by $ 10,610 due to certain assets becoming fully depreciated during late 2002.

Interest expense decreased by $ 27,666 due the re-financing of $ 2,700,000 of the Company's bank debt in November 2002.

Income taxes are provided at the corporate rate of 34% for both 2003 and 2002.


Liquidity and Capital Resources
-------------------------------

The Company's short-term debt, including current maturities of long-term debt totaled $3,364,550 as of March 31, 2003. The ability of the Company to finance its operations and working capital needs are dependent upon management's ability to negotiate extended terms or refinance its short-term debt. The Company has historically renewed, extended or replaced short-term debt as it matures and management believes that it will be able to do so in the future as short-term debt matures.

Management of the Company  expects capital  expenditures to total  approximately
$50,000 during the balance of 2003. It is anticipated that these expenditures will be funded from working capital.

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

Contractual Cash Obligations                                 Payments due by year end
----------------------------                                 ------------------------
                                       Total        2003         2004         2005         2006         2007      Thereafter
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Notes payable                       $3,083,736   $  308,736   $2,775,000         --           --           --           --
Long-term debt and capital leases    1,252,267      135,453   $  295,775   $  387,602   $   43,077   $   43,531   $  346,829
Federal income taxes                   335,453      335,453         --           --           --           --           --
Operating leases                       718,238      245,718      294,093      148,205       18,886       11,336         --
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                    $5,389,694   $3,896,474   $3,260,618   $  363,760   $  215,387   $   88,272   $  706,940
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

PART II.   OTHER INFORMATION
----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits -  99.1   Certificate  of  pursuant  to  Section  906  of  the
                            Sarbanes-Oxley Act of 2002, Chief Executive Officer.


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


Date: May 7, 2003          /s/ L.S. Smith - Chairman and Chief Executive Officer
                           -----------------------------------------------------

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

Date: May 7, 2003                      /s/ John Benson - Chief Financial Officer
                                       -----------------------------------------

                                   SIGNATURES


         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DGSE Companies, Inc.


By:      /s/ L. S. Smith                    Dated: May 7, 2003
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: May 7, 2003
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: May 7, 2003
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: May 7, 2003
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)