Form 10QSB
period 2003-06-30
DGSE COMPANIES INC
filed 2003-07-31
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

  ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003
                               -------------

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
                              --------------------
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

(Issuer's telephone number, including area code) (972) 484-3662
                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at August 5, 2003
----------------------------                   ---------------------------------
Common Stock, $.01 per value                               4,913,290


PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)

ASSETS                                                        June 30,      December 31,
                                                                2003            2002
                                                            ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                               $    136,145    $    498,408
    Trade receivables                                            631,497         792,590
    Inventories                                                6,619,235       6,335,742
    Prepaid expenses                                             213,774         152,854
                                                            ------------    ------------

                 Total current assets                          7,600,651       7,779,594

MARKETABLE SECURITIES - AVAILABLE FOR SALE                       205,926         176,908

PROPERTY AND EQUIPMENT - AT COST, NET                          1,082,227       1,157,225

DEFERRED TAX ASSET                                                               120,433

GOODWILL                                                       1,151,120       1,151,120

OTHER ASSETS                                                     165,376         160,109
                                                            ------------    ------------

                                                            $ 10,205,300    $ 10,545,389
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                           $  3,183,736    $    689,641
    Current maturities of long-term debt                         273,314         174,245
    Accounts payable - trade                                     440,834         591,479
    Accrued expenses                                             221,182         677,104
    Customer deposits                                             97,744         106,314
    Federal income taxes payable                                 224,194         485,453
                                                            ------------    ------------

                 Total current liabilities                     4,441,004       2,724,236


Long-term debt, less current maturities                          932,308       3,066,797
Deferred income taxes                                             23,167           2,827
                                                            ------------    ------------

                 Total liabilities                             5,396,479       5,793,860

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,913,290 shares at
       June 30, 2003 and December 31, 2002                        49,133          49,133
    Additional paid-in capital                                 5,708,760       5,708,760
    Accumulated other comprehensive loss                      (1,115,798)     (1,134,950)
    Accumulated earnings                                         166,726         128,586
                                                            ------------    ------------

                 Total shareholders' equity                    4,808,821       4,751,529

                                                            $ 10,205,300    $ 10,545,389
                                                            ============    ============

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended
(Unaudited)


                                                 June 30, 2003    June 30, 2002
                                                 -------------    -------------
Revenue
    Sales                                        $   5,807,563    $   5,370,233
    Pawn services charges                               41,630           46,112
                                                 -------------    -------------
                                                     5,849,193        5,416,345

Costs and expenses
    Cost of goods sold                               4,643,872        4,226,467
    Consulting service costs                            11,156           11,930
    Selling, general and administrative expenses       987,803        1,049,558
    Depreciation and amortization                       43,080           53,533
                                                 -------------    -------------
                                                     5,685,911        5,341,488
Other income (expense)
   Interest expense                                    (73,005)         (97,840)
                                                 -------------    -------------
                 Total other income (expense)          (73,005)         (97,840)

              Income (loss) before income taxes         90,277          (22,983)

Income tax expense (benefit)                            30,694           (7,814)
                                                 -------------    -------------

              Net income (loss)                  $      59,583    $     (15,169)
                                                 =============    =============


Earnings per common share
     Basic and diluted                           $         .01             --

     Weighted average number of common shares
         Basic and diluted                           4,913,290        4,913,790

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended
(Unaudited)


                                                 June 30, 2003   June 30, 2002
                                                 -------------    -------------

Revenue
    Sales                                        $  11,025,483    $   9,872,341
    Pawn services charges                               83,512           79,860
                                                 -------------    -------------
                                                    11,108,995        9,952,201

Costs and expenses
    Cost of goods sold                               8,833,930        7,662,541
    Consulting service costs                            26,879           28,003
    Selling, general and administrative expenses     1,964,265        2,094,131
    Depreciation and amortization                       85,098          106,161
                                                 -------------    -------------
                                                    10,910,172        9,890,836
Other income (expense)
   Interest expense                                   (141,035)        (193,536)
                                                 -------------    -------------
                 Total other income (expense)         (141,035)        (193,536)

              Income (loss) before income taxes         57,788         (132,171)

Income tax expense (benefit)                            19,648          (44,936)
                                                 -------------    -------------

              Net income (loss)                  $      38,140    $     (87,233)
                                                 =============    =============


Earnings per common share
     Basic and diluted                           $         .01    $        (.02)

     Weighted average number of common shares
          Basic and diluted                          4,913,290        4,913,593


DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                     Six Months Ended
                                                                         June 30,
                                                                    2002           2003
                                                                -----------    -----------
Cash Flows From Operations
Reconciliation of net loss to net cash
  used in  operating activities
    Net income (loss)                                           $    38,140    $   (87,233)
    Common stock issued for services                                   --            1,074
    Depreciation and amortization                                    85,098        106,161

      (Increase) decrease in operating assets and liabilities
          Trade receivables                                         161,093         89,716
          Inventories                                              (283,493)      (145,240)
          Prepaid expenses and other current assets                 (60,920)       (33,266)
          Accounts payable and accrued expenses                    (606,567)      (755,100)
          Customer deposits                                          (8,570)        26,822
          Federal income taxes payable                             (130,352)       (44,938)
          Other assets                                               (5,267)         2,522
                                                                -----------    -----------
            Total net cash used in operating activities            (810,838)      (839,482)

Cash flows from investing activities
          Purchase of marketable securities                            --             --
          Purchase of property and equipment                        (10,100)       (28,267)
                                                                -----------    -----------
            Net cash used in investing activities                   (10,100)       (28,267)

Cash flows from financing activities
          Proceeds from notes issued                                725,000        560,555
          Payments on notes payable                                (266,325)      (745,283)
                                                                -----------    -----------
            Net cash used in financing activities                   458,675       (184,728)
                                                                -----------    -----------

Net decrease in cash and cash equivalents                          (362,263)    (1,052,477)

Cash and cash equivalents at beginning of year                      498,408      1,063,060
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $   136,145    $    10,583
                                                                ===========    ===========

Supplemental schedule of non-cash, investing and financing activities:

Interest paid for the six months ended June 30, 2003 and 2002 was $ 141,035 and $193,536, respectively.

Income taxes in the amount of $ 150,000 were paid during the six months ended June 30, 2003.

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

(2)  - Earnings per share

No reconciliation is provided for the periods ended June 30 2003 and 2002 because the effect is not dilutive.

(3)  - Business segment information

The Company's operations by business segment for the six months ended June 30, were as follows:

                                                    Consulting &      Corporate
                                     Jewelry        Liquidations      & Other       Consolidated
                                     ------------   ------------    ------------    ------------
Revenues
  2003                               $ 10,854,571   $    254,424            --      $ 11,108,995
  2002                               $  9,552,970   $    399,231            --      $  9,952,201
Income (loss) before income taxes
  2003                               $    158,267   $    (46,992)   $    (53,487)   $     57,788
  2002                               $    172,380   $   (291,258)   $    (13,293)   $   (132,171)
Identifiable assets
  2003                               $  9,498,916   $    802,435    $     14,516    $ 10,315,867
  2002                               $  9,106,032   $  1,141,144    $       --      $ 10,247,176
Capital expenditures
  2003                               $     10,100   $       --                $-    $     10,100
  2002                               $     28,267   $       --                $-    $     28,267
Depreciation and
amortization
  2003                               $     81,348   $      3,750    $       --      $     85,098
  2002                               $     70,222   $      5,939    $       --      $    106,161

   The Company's operations by business segment for the three months ended June
30, were as follows:
                                                    Consulting &      Corporate
                                     Jewelry        Liquidations      & Other       Consolidated
                                     ------------   ------------    ------------    ------------

Revenues
  2003                               $  5,712,644   $    136,549            --      $  5,849,193
  2002                               $  5,128,925   $    287,420            --      $  5,416,345
Income (loss) before income taxes
  2003                               $    134,426   $    (14,664)   $     29,485)   $     90,277
  2002                               $     72,680   $    (86,279)   $     (9,384)   $    (22,983)
Identifiable assets
  2003                               $  9,498,916   $    802,435    $     14,516    $ 10,315,867
  2002                               $  9,106,032   $  1,141,144    $       --      $ 10,247,176
Capital expenditures
  2003                               $      7,707   $       --      $       --      $      7,707
  2002                               $     28,267   $       --      $       --      $     28,267
Depreciation and
amortization
  2003                               $     41,205   $      1,875    $       --      $     43,080
  2002                               $     35,459   $     18,074    $       --      $     53,533


Other Comprehensive income:

Other comprehensive income is as follows:                        Tax
                                              Before Tax      (Expense)     Net-of-Tax
                                                 Amount        Benefit         Amount
                                              -----------    -----------    -----------
Other comprehensive income loss at
   December 31, 2002                          $(1,728,130)   $   593,180    $(1,134,950)
Unrealized holding gains arising during the
   Three months ended March 31, 2003               75,278        (25,594)        49,684
                                              -----------    -----------    -----------
Other comprehensive income (loss) at
   March 31, 2003                              (1,652,852)       567,586     (1,085,266)
Unrealized holding gains arising during the
   Three months ended June 30, 2003               (46,260)        15,728        (30,532)
                                              -----------    -----------    -----------
Other comprehensive income (loss) at
   June 30, 2003                              $(1,699,112)   $   583,314    $(1,115,798)
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

                                                     Six Months Ended March 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------

Net loss, as reported                                $   (21,443)   $   (72,064)
Deduct:  Total stock-based employee compensation
Expense determined under fair value based method
For all awards, net of related tax effects                  --           (2,025)
                                                     -----------    -----------
Pro forma net loss                                   $   (21,443)   $   (74,089)
                                                     ===========    ===========


Earnings per share:
   Basic - as reported                                       .01            (02)
   Basic - pro forma                                         .01           (.03)
   Diluted - as reported                                     .01           (.02)
   Diluted pro forma                                         .01           (.03)

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
---------------------



Quarter ended June 30, 2003 vs 2002:
------------------------------------
Sales for the second quarter of 2003 increased by $ 437,330 or 8.1% when compared to the corresponding quarter of 2002. This was primarily the result of an increase in sales in the jewelry segment in the amount of $ 583,719. Jewelry segment revenues were higher due to an improvement in the precious metals market with precious metal sales increasing by $ 387,577. Cost of sales increased primarily due to the increase in sales. Gross margins declined from 21.3% in 2002 to 20.0% in 2003 due to the increase in sales of precious metals which have a lower margin than jewelry.

Selling, general and administration expenses decreased by $ 61,775 due staff reductions. Depreciation and amortization expense decreased by $ 10,453 due to certain assets becoming fully depreciated during late 2002.

Interest expense decreased by $ 24,835 due the re-financing of $ 2,700,000 of the Company's bank debt in November 2002.

Income taxes are provided at the corporate rate of 34% for both 2003 and 2002.



Six months ended June 30, 2003 vs 2002:
---------------------------------------
Sales for the first half of 2003 increased by $ 1,153,142 or 11.7% when compared to the corresponding period of 2002. This was primarily the result of an increase in sales in the jewelry segment in the amount of $ 1,301,781. Jewelry segment revenues were higher due to an improvement in the precious metals market with precious metal sales increasing by $ 1,223,669. Cost of sales increased primarily due to the increase in sales. Gross margins declined from 22.4% in 2002 to 19.9% in 2003 due to the increase in sales of precious metals which have a lower margin than jewelry.

Selling, general and administration expenses decreased by $ 129,866 due staff reductions. Depreciation and amortization expense decreased by $ 21,063 due to certain assets becoming fully depreciated during late 2002.

Interest expense decreased by $ 74,383 due the re-financing of $ 2,700,000 of the Company's bank debt in November 2002.

Income taxes are provided at the corporate rate of 34% for both 2003 and 2002.

Liquidity and Capital Resources
-------------------------------

The Company's short-term debt, including current maturities of long-term debt totaled $3,457,050 as of June 30, 2003. The ability of the Company to finance its operations and working capital needs are dependent upon management's ability to negotiate extended terms or refinance its short-term debt. The Company has historically renewed, extended or replaced short-term debt as it matures and management believes that it will be able to do so in the future as short-term debt matures.

Management of the Company expects capital expenditures to total approximately $25,000 during the balance of 2003. It is anticipated that these expenditures will be funded from working capital.

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

Contractual Cash Obligations                                        Payments due by year end
----------------------------                                  ------------------------------------
                                       Total        2003         2004         2005         2006         2007      Thereafter
                                    ----------   ---------------------------------------------------------------------------
Notes  payable                      $3,183,736   $  383,736   $2,800,000         --           --           --           --
Long-term debt and capital leases    1,205,622       88,808      295,775   $  387,602   $   43,077   $   43,531   $  346,829
Federal income taxes                   355,101      355,101         --           --           --           --           --
Operating leases                       636,332      163,812      294,093      148,205       18,886       11,336         --
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                    $5,380,791   $  991,457   $3,389,868   $  535,807   $   61,963   $   54,867   $  346,829
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

DGSE Companies, Inc.


By:      /s/ L. S. Smith                    Dated: July 31, 2003
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: July 31, 2003
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

By:      /s/ W. H. Oyster                   Dated: July 31, 2003
         -------------------------
         W. H. Oyster
                  Director, President and
         Chief Operating Officer

By:      /s/ John Benson                    Dated: July 31, 2003
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)