Form 10QSB
period 2003-09-30
DGSE COMPANIES INC
filed 2003-11-07
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    September 30, 2003
                               ------------------------

 (   )   Transition Report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number              1-11048
                       --------------------------------------------

                              DGSE Companies, Inc.
                         (Name of small business issuer)


          Nevada                                           88-0097334
----------------------------                     -------------------------------
(State or other jurisdiction                     (I.R.S. Employer Identification
 of incorporation or organization)                Number)



     2817 Forest Lane, Dallas, Texas                                 75234
--------------------------------------------                    ----------------
(Address of principal executive offices)                           (Zip Code)

(Issuer's telephone number, including area code) (972) 484-3662
                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at November 1, 2003
----------------------------                     -------------------------------
Common Stock, $.01 per value                               4,913,290


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)

ASSETS                                                      September 30,    December 31,
                                                                 2003             2002
                                                            -------------    -------------
CURRENT ASSETS
    Cash and cash equivalents                               $      44,132    $     498,408
    Trade receivables                                             605,038          792,590
    Inventories                                                 7,067,665        6,335,742
    Prepaid expenses                                              244,618          152,854
                                                            -------------    -------------

              Total current assets                              7,961,453        7,779,594

MARKETABLE SECURITIES - AVAILABLE FOR SALE                        189,960          176,908

PROPERTY AND EQUIPMENT - AT COST, NET                           1,045,630        1,157,225

DEFERRED TAX ASSET                                                120,433

GOODWILL                                                        1,151,120        1,151,120

OTHER ASSETS                                                      163,682          160,109
                                                            -------------    -------------

                                                            $  10,511,845    $  10,545,389
                                                            =============    =============



LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                           $   3,227,737    $     689,641
    Current maturities of long-term debt                          265,814          174,245
    Accounts payable - trade                                      578,045          591,479
    Accrued expenses                                              152,797          677,104
    Customer deposits                                             234,393          106,314
    Federal income taxes payable                                  227,179          485,453
                                                            -------------    -------------

              Total current liabilities                         4,685,965        2,724,236

Long-term debt, less current maturities                           893,904        3,066,797
Deferred income taxes                                              38,889            2,827
                                                            -------------    -------------

              Total liabilities                                 5,618,758        5,793,860

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,913,290 shares at
       September 30, 2003 and December 31, 2002                    49,133           49,133
    Additional paid-in capital                                  5,708,760        5,708,760
    Accumulated other comprehensive loss                       (1,126,338)      (1,134,950)
   Accumulated earnings                                           261,532          128,586
                                                            -------------    -------------
              Total shareholders' equity                        4,893,087        4,751,529


                                                            $  10,511,845    $  10,545,389
                                                            =============    =============

DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30,
(Unaudited)



                                                         2003           2002
                                                     -----------    -----------

Revenue
    Sales                                            $ 5,526,812    $ 4,715,089
    Pawn service charges                                  46,846         37,143
                                                     -----------    -----------
                                                       5,573,658      4,752,232

Costs and expenses
    Cost of goods sold                                 4,313,270      3,596,429
    Consulting service costs                              13,438         10,417
    Selling, general and administrative expenses         996,015      1,038,975
    Depreciation and amortization                         43,080         53,532
                                                     -----------    -----------
                                                       5,365,803      4,699,353

Other income (expense)
   Interest expense                                      (64,210)       (97,839)
                                                     -----------    -----------

           Total other income (expense)                  (64,210)       (97,839)
                                                     -----------    -----------

        Income (loss) before income taxes                143,645        (44,960)

Income tax expense (benefit)                              48,839        (15,287)
                                                     -----------    -----------

        Net income (loss)                            $    94,806    $   (29,673)
                                                     ===========    ===========


Income (loss) per common share
    Basic and diluted                                $       .02    ($      .01)

    Weighted average number of common shares
    Basic                                              4,913,290      4,927,990
    Diluted                                            4,913,290      5,060,310

DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)



                                                       2003            2002
                                                   ------------    ------------
Revenue
    Sales                                          $ 16,552,295    $ 14,587,430
    Pawn service charges                                130,358         117,003
                                                   ------------    ------------
                                                     16,682,653      14,704,433

Costs and expenses
    Cost of goods sold                               13,147,200      11,258,970
    Consulting service costs                             40,317          38,420
    Selling, general and administrative expenses      2,960,280       3,133,106
    Depreciation and amortization                       128,178         159,693
                                                   ------------    ------------
                                                     16,275,975      14,590,189
Other income (expense)
   Interest expense                                    (205,245)       (291,375)
   Other Income                                            --              --
                                                   ------------    ------------

         Total other income (expense)                  (205,245)       (291,375)

         Income (loss) before income taxes              201,433        (177,131)

Income tax expense (benefit)                             68,487         (60,225)
                                                   ------------    ------------

         Net income (loss)                         $    132,946    $   (116,906)
                                                   ============    ============


Income (loss) per common share
     Basic and diluted                             $        .03    ($       .02)

     Weighted average number of common shares
     Basic                                            4,913,290       4,925,206
     Diluted                                          4,913,290       5,098,638


DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2003           2002
                                                                  -----------    -----------
Cash Flows From Operations
Reconciliation of net loss to net cash
    used in  operating activities
      Net income (loss)                                           $   132,946    $  (116,906)
      Common stock issued for services                                   --            1,074
      Depreciation and amortization                                   128,178        159,693
      Deferred taxes                                                  156,495        (60,225)
        (Increase) decrease in operating assets and liabilities
          Trade receivables                                           187,552         36,735
          Inventories                                                (731,923)      (135,859)
          Prepaid expenses and other current assets                   (91,764)       (15,566)
          Accounts payable and accrued expenses                      (537,741)      (789,301)
          Customer deposits                                           128,079        118,249
          Federal income taxes payable                               (258,274)          --
          Other                                                        (8,013)        (9,983)
                                                                  -----------    -----------
             Total net cash used in operating activities             (894,465)      (812,089)

Cash flows from investing activities
                 Purchase of marketable securities                       --             --
                 Purchase of property and equipment                   (16,583)       (30,731)
                                                                  -----------    -----------
                 Net cash used in investing activities                (16,583)       (30,731)

Cash flows from financing activities
                Proceeds from notes issued                            759,054        709,054
             Payments on notes payable                               (302,282)      (830,019)
                                                                  -----------    -----------
                 Net cash used in financing activities                456,772       (120,965)
                                                                  -----------    -----------

Net decrease in cash and cash equivalents                            (454,276)      (963,785)

Cash and cash equivalents at beginning of year                        498,408      1,063,060
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $    44,132    $    99,275
                                                                  ===========    ===========

Supplemental schedule of non-cash, investing and financing activities:

Interest paid for the nine months ended September 30, 2003 and 2002 was $ 205,245 and $ 291,375, respectively.

During the nine months ended September 30, 2003, $ 174,683 of income taxes were paid. During the nine months ended September 30, 2002 no income taxes were paid.

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

The Company's operating results for the three month and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

 (2)  - Earnings per share

No reconciliation is provided for the periods ended September 30, 2003 and 2002 because the effect is not dilutive.

(3)  - Business segment information

The Company's operations by business segment for the nine months ended September 30, were as follows:

                                        Consulting &      Corporate
                            Jewelry     Liquidations      & other       Consolidated
                         ------------   ------------    ------------    ------------
Revenues
   2003                  $ 16,351,696   $    330,957    $       --      $ 16,682,653
   2002                  $ 14,140,545   $    563,888    $       --      $ 14,704,433

Income (loss) before income taxes
   2003                  $    382,986   $   (103,642)   $    (77,911)   $    201,433
   2002                  $    268,375   $   (251,326)   $   (194,180)   $   (177,131)


Identifiable assets
   2003                  $  9,909,156   $    602,689    $       --      $ 10,511,845
   2002                  $  9,236,525   $  1,097,904    $       --      $ 10,334,429

Capital expenditures
   2003                  $     16,583   $       --      $       --      $     16,583
   2002                  $     30,731   $       --      $       --      $     30,731

Depreciation and
amortization
   2003                  $    122,553   $      5,625    $       --      $    128,178
   2002                  $    132,367   $     27,326    $       --      $    159,693



The  Company's  operations  by  business  segment  for the  three  months  ended
September 30, were as follows:

                                        Consulting &      Corporate
                            Jewelry     Liquidations      & other       Consolidated
                         ------------   ------------    ------------    ------------
Revenues
   2003                  $  5,497,125   $     76,533    $       --      $  5,573,658
   2002                  $  4,587,574   $    164,658    $       --      $  4,752,232

Income (loss) before income taxes
   2003                  $    224,719   $    (56,650)   $    (24,424)   $    143,645
   2002                  $     95,995   $    (28,937)   $   (112,018)   $    (44,960)

Identifiable assets
   2003                  $  9,909,156   $    602,689    $       --      $ 10,511,845
   2002                  $  9,236,525   $  1,097,904    $       --      $ 10,334.429



Capital expenditures
   2003                  $      6,483   $       --      $       --      $      6,483
   2002                  $      2,464   $       --      $       --      $      2,464

Depreciation and
amortization
   2003                  $     41,205   $      1,875    $       --      $     43,080
   2002                  $     35,458   $       --      $       --      $     53,532



(4) Other Comprehensive income:

Other comprehensive income is as follows:

                                                                  Tax
                                               Before Tax      (Expense)     Net-of-Tax
                                                  Amount        Benefit        Amount
                                               -----------    -----------    -----------
Other comprehensive income loss at
   December 31, 2002                           $(1,728,130)   $   593,180    $(1,134,950)
Unrealized holding gains arising during the
    Three months ended March 31, 2003               75,278        (25,594)        49,684
                                               -----------    -----------    -----------
Other comprehensive income (loss) at
   March 31, 2003                               (1,652,852)       567,586     (1,085,266)
Unrealized holding gains arising during the
   Three months ended June 30, 2003                (46,260)        15,728        (30,532)
                                               -----------    -----------    -----------
Other comprehensive income (loss) at
   June 30, 2003                               $(1,699,112)   $   583,314    $(1,115,798)
Unrealized holding (loss) arising during the
   Three months ended September 30, 2003           (15,970)         5,430        (10,540)
                                               -----------    -----------    -----------
Other comprehensive income (loss) at
  September 30, 2003                           $(1,715,082)   $   588,744    $(1,126,338)


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

                                                   Nine Months Ended September 30,

                                                   -------------------------------
                                                           2003            2002
                                                   ---------------   -------------
Net profit (loss), as reported                     $       132,946   $    (116,906)
Deduct:  Total stock-based employee compensation
Expense determined under fair value based method
For all awards, net of related tax effects                    --            (2,025)

                                                   ---------------   -------------
Pro forma net profit (loss)                        $       132,946   $    (118,931)
                                                   ===============   =============



Earnings per share:
     Basic - as reported                                       .03            (.02)
     Basic - pro forma                                         .03            (.02)
     Diluted - as reported                                     .03            (.02)
     Diluted pro forma                                         .03            (.02)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1998, expected volatility of 70% to 96%, risk-free rate of 3.9% to 6.6%, no dividend yield and expected life of 5 to 8 years.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Quarter ended September 30, 2003 vs 2002:
-----------------------------------------

Revenues for the third quarter of 2003 increased by $ 821,426 or 17.3% when compared to the corresponding period of 2002. This increase was primarily the result of a $ 909,551 increase in sales from the jewelry segment. Jewelry segment revenues were higher due to an improvement in the precious metals market with precious metal sales increasing by $ 332,151 and, an improvement in the retail environment. Cost of sales increased primarily due to the increase in sales. Gross margins declined from 23.7% in 2002 to 21.9% in 2003 due to the increase in sales of precious metals which have a lower margin than jewelry.

Selling, general and administration expenses decreased by $ 42,960 due staff reductions. Depreciation and amortization expense decreased by $ 10,452 due to certain assets becoming fully depreciated during late 2002.

Interest expense decreased by $ 33,629 due the re-financing of $ 2,700,000 of the Company's bank debt in November 2002.

Income taxes are provided at the corporate rate of 34% for both 2003 and 2002

Nine months ended September 30, 2003 vs 2002:
---------------------------------------------

Revenues for the first nine months of 2003 increased by $ 1,978,220 or 13.5% when compared to the corresponding period of 2002. This was primarily the result of an increase in sales in the jewelry segment in the amount of $ 2,211,151. Jewelry segment revenues were higher due to an improvement in the precious metals market with precious metal sales increasing by $ 1,577,766 and, an improvement in the retail environment. Cost of sales increased primarily due to the increase in sales. Gross margins declined from 22.8% in 2002 to 20.6% in 2003 due to the increase in sales of precious metals which have a lower margin than jewelry.

Selling, general and administration expenses decreased by $ 172,826 due staff reductions. Depreciation and amortization expense decreased by $ 31,515 due to certain assets becoming fully depreciated during late 2002.

Interest expense decreased by $ 86,130 due the re-financing of $ 2,700,000 of the Company's bank debt in November 2002.

Income taxes are provided at the corporate rate of 34% for both 2003 and 2002

Liquidity and Capital Resources
-------------------------------

The Company's short-term debt, including current maturities of long-term debt totaled $3,457,050 as of September 30, 2003. The ability of the Company to finance its operations and working capital needs are dependent upon management's ability to negotiate extended terms or refinance its short-term debt. The Company has historically renewed, extended or replaced short-term debt as it matures and management believes that it will be able to do so in the future as short-term debt matures.

Management of the Company expects capital expenditures to total approximately $15,000 during the balance of 2003. It is anticipated that these expenditures will be funded from working capital.

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

Contractual Cash Obligations                                         Payments due by year end
----------------------------                     --------------------------------------------------------------
                                       Total        2003         2004         2005         2006         2007      Thereafter
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Notes  payable                      $3,227,737   $  352,737   $2,875,000         --           --           --           --
Long-term debt and capital leases    1,159,718       43,444      295,775   $  387,602   $   43,077   $   43,531   $  346,829
Federal income taxes                   224,194      224,194         --           --           --           --           --
Operating leases                       554,426       81,906      294,093      148,205       18,886       11,336         --
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                    $5,166,075   $  701,471   $3,464,868   $  535,807   $   61,963   $   54,867   $  346,829
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

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit  - 31.1   Certificate  of  pursuant  to  Section  3026  of  the
                           Sarbanes-Oxley Act of 2002, Chief Executive Officer.

         Exhibit  - 31.2   Certificate   of  pursuant  to  Section  302  of  the
                           Sarbanes-Oxley Act of 2002, Chief Financial Officer.

         Exhibit  - 32.1   Certificate   of  pursuant  to  Section  906  of  the
                           Sarbanes-Oxley Act of 2002, Chief Executive Officer.

         Exhibit  - 32.2   Certificate   of  pursuant  to  Section  906  of  the
                           Sarbanes-Oxley Act of 2002, Chief Financial Officer.


         Reports on Form 8-K - None

                                   SIGNATURES


         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.



By:      /s/ L. S. Smith                    Dated: November 1, 2003
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: November 1, 2003
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: November 1, 2003
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: November 1, 2003
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)