Form 10KSB
period 2003-12-31
DGSE COMPANIES INC
filed 2004-03-26
CIK 701719

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
(Mark One)

(X) Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal year ended          December 31, 2003         or
                          ----------------------------------

( ) Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                  to
                               ----------------    ----------------
Commission file number     1-11048
                       ----------------

                              DGSE Companies, Inc.
                 (formerly Dallas Gold & Silver Exchange, Inc.)
                 ----------------------------------------------
                         (Name of small business issuer)

          NEVADA                                            88-0097334
------------------------------                    ------------------------------
State or other jurisdiction of                   (I.R.S.Employer Identification
incorporation or organization)                               Number)

2817 Forest Lane, Dallas, Texas                             75234
----------------------------------------          ------------------------------
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
        None                                    None

Securities registered pursuant to Section 12 (g) of the Exchange Act:
Common Stock,  $ .01 par value
------------------------------
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                                            ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                                      ---

During fiscal year ended December 31, 2003, total revenues were $ 26,209,342.

As of March 3, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $ 9,798,705

As of March 3, 2004, 4,913,290 shares of Common Stock were outstanding.

Documents incorporated by reference: Portions of the proxy statement for the annual shareholders' meeting to be held June 16, 2004, are incorporated by reference into Part III.

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

The Company also provides consulting and liquidation services through its wholly-owned subsidiary, Silverman Consultants, Inc.("SCI"). SCI's primary business is conducting liquidation, consolidation, promotional or other large-scale retail sales for jewelry stores and other types of retailers.

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

Bullion products are purchased and sold based on current market price. The availability of precious metal products is a function of price as virtually all bullion items are actively traded. Precious metals sales amounted to 25.4% of total revenues for 2003 and 19.2% in 2002 (For further details, see Item 6 below). The Company did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 2003 or 2002.

Products and Services (continued...)
------------------------------------

During December 2000 the Company opened a new jewelry super store located in Mt. Pleasant, South Carolina. The store operates through a wholly owned subsidiary, Charleston Gold and Diamond Exchange, Inc. ("CGDE"). CGDE operates in a leased facility located in Mt. Pleasant, South Carolina.

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

The Company'S primary presence on the Internet is through its website dgse.com. This web site serves as a Corporate information site, a retail store where the Company sells its products and an auction site for jewelry and other products. The Internet store functions as a CyberCashTM authorized site which allows customers to purchase products automatically and securely on line. Auctions close a least five times per week.

The Company's internet activities also includes a web site, USBullionExchange.com, which allows customers unlimited access to current quotations for prices on approximately 200 precious metals, coins and other bullion related products.

Additional sites operated by the Company include Fairchildwatches.com and Silvermanconsultants.com. FairchildWatches.com provides wholesale customers a virtual catalog of the Company's fine watch inventory. Silvermanconsultants.com is an information site for SCI.

Liquidation Services
--------------------

The Company's consulting activities are offered through its wholly-owned subsidiary, SCI.

SCI's primary business is conducting liquidation, promotional or other large-scale retail sales for jewelry stores and other types of retailers. The business of SCI has a history extending over 55 years providing consulting services to over 4,500 retailers. SCI typically earns either a commission for its services, a participation in the sales activities or a combination of these forms of compensation. In addition, SCI often supplies inventory to retailers in order to facilitate sales. SCI also provides appraisals for creditors and merchant banking services. During 2003 SCI conducted transactions for over 20 retailers and other parties.

Sales and Marketing
-------------------

All Company activities rely heavily on local television, radio and print media advertising. Marketing activities emphasize the Company's broad and unusual array of products and services and the attractiveness of its pricing and service.

The Company markets its bullion trading services through a combination of advertising in national coin publications, local print media, coin and bullion wire services and its internet web site. Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry. Cash on confirmation means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals. Customer orders for bullion trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's credit standing. Consequently, there was no significant backlog for bullion orders as of December 31, 2003 or 2002. Company backlogs for fabricated jewelry products were also not significant as of December 31, 2003 and 2002.

Consulting services provided by SCI are marketed directly through referrals, print advertising and direct marketing efforts.


Seasonality
-----------

The retail and wholesale jewelry business and the consulting business are seasonal. The Company realized 36.4% and 33.2% of its annual sales in the fourth quarters of 2003 and 2002, respectively.

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

Employees
---------

As of December 31, 2003, the Company employed 43 individuals, all of which were full time employees.


ITEM 2.   DESCRIPTION OF PROPERTY

The Company owns a 6,000 square foot building in Dallas, Texas which houses retail jewelry, consumer lending and bullion trading operations and its principal executive offices. The land and building are subject to a mortgage maturing in January 2014, with a balance outstanding of approximately $ 503,219 as of December 31, 2003.

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

SCI and CGDE are housed in a leased 11,000 square foot facility in Mt. Pleasant, South Carolina. The lease expires in August 2005 and requires monthly lease payments in the amount of $ 15,300.

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

The following quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not reflect actual transactions. High and low bid quotations for the last two years were:

                                  2003                      2002

                           High          Low         High          Low
                           ----          ---         ----          ---

     First Quarter         3.040        1.150        3.650        1.800

     Second Quarter        3.040        1.120        2.550        1.500

     Third Quarter         1.400        1.150        1.650         .750

     Fourth Quarter        1.210        1.000        1.300         .910

On March 3, 2004,  the closing sales price for the Company's  common stock was $
3.220 and there were 754 shareholders of record.

Securities authorized for issuance under equity compensation plans.
-------------------------------------------------------------------

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

The following table summarizes options outstanding as of December 31, 2003:

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

Marketable equity securities have been categorized as available-for-sale and are carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders' equity net of tax until realized. Realized gains and losses on the sale of securities are based on the specific identification method. During 2003 management determined that the decline in the market value on its investments in marketable equity securities was other than temporary, and as a result these investment were written-down to their fair value. This write-down resulted in a charge to 2003 earnings in the amount of $ 1,134,950, net of income taxes, or $ .23 per share.

Controls and Procedures
-----------------------

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


Results of Operations
---------------------

2003 vs 2002
------------
Sales increased by $ 4,189,538 (19.0%) in 2003. This increase was the result of a $ 4,186,087 increase in sales from the jewelry segment. The increase in sales from the jewelry segment was the result of a $ 2,300,065 increase in precious metals sales and a $ 1,886,022 increase in jewelry sales. These increases were the result of a nation-wide improvement in the retail environment and significant price increases in the precious metals products. Pawn service fees increase by $ 25,537 (16.3%) in 2003 due to an increase in pawn loans outstanding during the year. Cost of goods increased by $ 3,763,448 during 2003 primarily due to the increase in sales volume. Gross margins decreased from 23.9% in 2002 to 21.6% in 2003 due to the increase in the precious metals sales volume.

Selling, general and administrative expenses decreased by $ 85,114 or 1.9% due to a reduction in payroll and related cost. Depreciation and amortization decreased by $ 15,428 during 2003 due to certain assets becoming fully depreciated. Other income in the amount of $ 401,853 during 2002 was the result of retirement of debt at a discount.

During 2003 management determined that the decline in the market value of its investments in marketable equity securities was other than temporary, and as a result these investment were written-down to their fair value. This write-down resulted in a charge to 2003 earnings in the amount of $ 1,134,950, net of income taxes, or $ .23 per share.

Loss from discontinued operations during 2003 and 2002 in the amounts of $104,350 and $ 86,437 net of income taxes is the combined results of operations of two subsidiaries of the Company, DLS Financial Services, Inc. and eye media, inc. These entities have not solicited or received any new clients during the past two years and do not anticipate doing so in the future.

Liquidity and Capital Resources
-------------------------------

The Company's short-term debt, including current maturities of long-term debt totaled $ 738,861 as of December 31, 2003. During November 2002 the Company re-financed $ 2,700,000 of its outstanding bank debt. This new credit facility in the amount of $ 3,000,000 allowed the Company to retire a portion of its debt at a discount of $ 401,853, extend the maturity of its bank debt to January 2004 and provided the Company with additional working capital. In January 2004 The Company renewed its credit facility for an additional one year term.

Management of the Company expects capital expenditures to total approximately $100,000 during 2004. It is anticipated that these expenditures will be funded from working capital.

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

o        effective  January 1, 2002,  all  previously  recognized  goodwill  and
intangible   assets  with  indefinite   lives  was  no  longer  be  subject  to
amortization;

o        effective  January  1,  2002,   goodwill  and  intangible  assets  with
indefinite lives was tested for impairment annually or whenever there is an impairment indicator; and

o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting

The Company amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company completed a fair value based impairment test of goodwill as of December 31, 2003. In the opinion of management this test indicated that the goodwill and intangibles assets of the Company are not impaired.

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

Goodwill consists of the following:

                               Jewelry           Liquidation
                               Segment            Segment              Total
                           ---------------     --------------     --------------



Goodwill                   $       837,117     $      314,003     $    1,151,120
                           ===============     ==============     ==============


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

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       2003             2002
                                                   -----------      -----------

         Net income (loss), as reported            $  (524,140)     $   429,311
         Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects                       --           (236,611)
                                                   -----------      -----------
         Pro forma net income (loss)               $  (524,140)     $   192,700
                                                   ===========      ===========
         Earnings per share:
             Basic - as reported                          (.11)             .09
             Basic - pro forma                            (.11)             .04
             Diluted - as reported                        (.11)             .09
             Diluted - pro forma                          (.11)             .04

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1998, expected volatility of 70% to 96%, risk-free rate of 3.9 to 6.6%, no dividend yield and expected life of 5 to 8 years.


Impairment of Investment Securities results in a charge to operations when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer. The Company's investment securities amounted to approximately $243,446 as of December 31, 2003. Gross unrealized losses were $1,684,845 at December 31, 2003.


Inventory Obsolescence Accruals may be required based on management's estimation of obsolescence or unmarketable inventory, in order to write-down inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.


ITEM 7.  FINANCIAL STATEMENTS

(a)      Financial Statements (see pages 16 - 34 of this report).


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



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1 Loan and Security Agreement dated November 22, 2002 by and between First American Bank, SSB and DGSE Companies, Inc.

         21       List of subsidiaries
                    DGSE Corporation
                    DLS Financial Services, Inc.
                    eye media, inc.
                    National Jewelry Exchange, Inc.
                    Silverman Consultants, Inc.
                    Charleston Gold And Diamond Exchange, Inc.

         31.1 Certificate of L.S. Smith pursuant to Section 3026 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

         31.2 Certificate of John Benson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer .

         32.1 Certificate of L.S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

         32.2 Certificate of John Benson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.

The following exhibits are incorporated by reference to the Company's Form 10-KSB dated March 21, 2001:

         10.1     EXHIBIT  10.1 - LEASE  AGREEMENT  dated  JUNE  2,  2000 by and
                  between  SND  PROPERTIES  and  CHARLESTON   GOLD  AND  DIAMOND
                  EXCHAMGE, INC.

The following exhibits are incorporated by reference to the Company's Form 10-QSB dated May 14, 2000:

         10.2 EXHIBIT 10.2 - BILL OF SALE AND ASSET PURCHASE AGREEMENT dated March 2, 2000 by and among Dallas Gold AND Silver Exchange, INC., FAIRCHILD INTERNATIONAL, INC. and MACK H. HOSKINS.


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

DGSE Companies, Inc.


By:/s/ L. S. Smith                          Dated: March 24, 2004
   -------------------------
   L. S. Smith
   Chairman of the Board,
   Chief Executive Officer and
   Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:/s/ L. S. Smith                          Dated: March 24, 2004
   ------------------------------
   L.S Smith
   Chairman of the Board,
   Chief Executive Officer and
   Secretary


By:/s/ W. H. Oyster                         Dated: March 24, 2004
   ------------------------------
   W. H. Oyster
   Director, President and
   Chief Operating Officer


By:/s/ John Benson                          Dated: March 24, 2004
   ------------------------------
   John Benson
   Director and Chief Financial
   Officer
   (Principal Accounting Officer)

By /s/ William P. Cordeiro                  Dated: March 24, 2004
   ------------------------------
    Director

By:/s/ James Walsh                          Dated: March 24, 2004
   ------------------------------
   Director

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Shareholders
DGSE Companies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of DGSE Companies, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DGSE Companies, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.




                                CF & Co., L.L.P.
Dallas, Texas
March 22, 2004

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                           Consolidated Balance Sheet
                                December 31, 2003

                                     ASSETS
                                     ------
Current assets:
Cash and cash equivalents                                          $    735,293
Trade receivables                                                       774,586
Other receivables                                                       204,430
Inventories                                                           6,673,865
Prepaid expenses                                                        149,277
                                                                   ------------
Total current assets                                                  8,537,451

Marketable securities - available for sale                              243,446
Property and equipment, net of accumulated depreciation                 989,966
Goodwill                                                              1,151,120
Other assets                                                            149,546
                                                                   ------------

                                                                   $ 11,071,529
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
Notes payable                                                      $    541,546
Current maturities of long-term debt                                    197,315
Accounts payable - trade                                                859,269
Accrued expenses                                                        705,756
Customer deposits                                                       150,088
Accrued income taxes                                                    512,991
                                                                   ------------
Total current liabilities                                             2,966,965

Long-term debt, less current maturities                               2,719,482
Deferred income taxes - long-term                                        22,743
                                                                   ------------

Total liabilities                                                     5,709,190
                                                                   ------------

Shareholders' equity:
Common stock, $.01 par value; authorized 10,000,000
shares; issued and outstanding 4,913,290                                 49,133
Additional paid-in capital                                            5,708,760
Retained earnings (accumulated deficit)                                (395,554)
                                                                   ------------
Total shareholders' equity                                            5,362,339
                                                                   ------------

                                                                   $ 11,071,529
                                                                   ============

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                      Consolidated Statements of Operations
                        For the Years Ended December 31,

                                                       2003            2002
                                                   ------------    ------------
Revenues
Sales revenue                                      $ 26,027,514    $ 21,863,513
Pawn service fees                                       181,828         156,291
                                                   ------------    ------------
                                                     26,209,342      22,019,804
                                                   ------------    ------------

Costs and expenses:
Cost of goods sold                                   20,394,019      16,630,571
Selling, general and administrative expenses          4,512,723       4,597,837
Depreciation and amortization                           160,131         179,419
                                                   ------------    ------------

                                                     25,066,873      21,407,827
                                                   ------------    ------------

Operating income (loss)                               1,142,469         611,977
                                                   ------------    ------------

Other income (expense):
Unrealized loss on investments                       (1,634,845)           --
Other income                                               --           401,849
Interest expense                                       (268,344)       (270,025)
                                                   ------------    ------------

Total other income (expense)                         (1,903,189)        131,824

Income (loss) before income taxes                      (760,720)        743,801
Income tax expense (benefit)                           (340,930)        228,053
                                                   ------------    ------------

Income (loss) from continuing operations               (419,790)        515,748

Loss from discontinued operations, net of
income tax benefit                                     (104,350)        (86,437)
                                                   ------------    ------------
Net income (loss)                                  $   (524,140)   $    429,311
                                                   ============    ============

Earnings (loss) per common share:
Basic and diluted
From continuing operations                         $      (0.09)   $       0.11
From discontinued operations                              (0.02)          (0.02)
                                                   ------------    ------------
                                                   $      (0.11)   $       0.09
                                                   ============    ============

Weighted average number of common shares:
Basic                                                 4,913,290       4,913,628
                                                   ============    ============
Diluted                                               4,913,290       4,916,878
                                                   ============    ============


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                 Consolidated Statements of Shareholders' Equity
                        For the Years Ended December 31,


                                                                Common Stock               Additional
                                                       ----------------------------         Paid-In
                                                           Shares           Amount          Capital
                                                       -------------    -------------    -------------
Balances at January 1, 2002                                4,913,290    $      49,133    $   5,708,301

Net income                                                      --               --               --

Other comprehensive income (loss):
Loss on marketable securities arising during the
year, net of tax                                                --               --               --
Reclassification adjustment                                     --               --               --
                                                       -------------    -------------    -------------
Unrealized loss on marketable securities, net of tax            --               --               --
                                                       -------------    -------------    -------------

Purchase and retirement of common shares                        (500)              (5)            (606)

Common stock issued                                              500                5            1,065
                                                       -------------    -------------    -------------

Balances at December 31, 2002                              4,913,290           49,133        5,708,760

Net income (loss)                                               --               --               --

Other comprehensive income (loss):
Gain on marketable securities arising during the
year, net of tax                                                --               --               --
Reclassification adjustment                                     --               --               --
                                                       -------------    -------------    -------------
Unrealized loss on marketable securities, net of tax            --               --               --
                                                       -------------    -------------    -------------

Balances at December 31, 2003                              4,913,290    $      49,133    $   5,708,760
                                                       =============    =============    =============

                                                                          Retained
                                                          Earnings          Other            Total
                                                        (Accumulated    Comprehensive    Shareholders'
                                                          Deficit)      Income (Loss)       Equity
                                                       -------------    -------------    -------------

Balances at January 1, 2002                            $    (300,725)   $    (987,277)   $   4,469,432

Net income                                                   429,311             --            429,311

Other comprehensive income (loss):
Loss on marketable securities arising during the
year, net of tax                                                --           (161,878)        (161,878)
Reclassification adjustment                                     --             14,205           14,205
                                                       -------------    -------------    -------------
Unrealized loss on marketable securities, net of tax            --           (147,673)        (147,673)
                                                       -------------    -------------    -------------

Purchase and retirement of common shares                        --               --               (611)

Common stock issued                                             --               --              1,070
                                                       -------------    -------------    -------------

Balances at December 31, 2002                                128,586       (1,134,950)       4,751,529

Net income (loss)                                           (524,140)            --           (524,140)

Other comprehensive income (loss):
Gain on marketable securities arising during the
year, net of tax                                                --             60,413           60,413
Reclassification adjustment                                     --          1,074,537        1,074,537
                                                       -------------    -------------    -------------
Unrealized loss on marketable securities, net of tax            --          1,134,950        1,134,950
                                                       -------------    -------------    -------------

Balances at December 31, 2003                          $    (395,554)   $        --      $   5,362,339
                                                       =============    =============    =============



                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,

                                                            2003           2002
                                                        -----------    -----------
Cash flows from operating activities:
Net income (loss)                                       $  (524,140)   $   429,311
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities
Depreciation and amortization                               187,558        202,986
Deferred income taxes                                      (451,081)        80,815
Accretion of debt discount                                     --           12,132
Loss on disposal of assets in discontinued operations        31,072           --
Loss on sale of marketable securities                        26,998         14,205
Unrealized loss on marketable securities                  1,634,845           --
Change in operating assets and liabilities
Trade receivables                                            18,004       (148,257)
Other receivables                                          (204,430)          --
Prepaid assets                                                3,577        (27,456)
Inventories                                                (338,123)       (38,423)
Accounts payable and accrued expenses                       355,653       (344,300)
Income taxes payable                                         27,538        164,772
Accrued compensation                                        (15,437)       (14,810)
                                                        -----------    -----------
Net cash provided (used) by operating activities            752,034        330,975
                                                        -----------    -----------

Cash flows from investing activities:
Proceeds from sale of marketable securities                  46,988          4,794
Purchases of property and equipment                         (34,464)       (25,024)
Purchases of investments                                    (48,989)          --
Additions to deposits                                        (6,344)       (15,264)
                                                        -----------    -----------
Net cash provided (used) by investing activities            (42,809)       (35,494)
                                                        -----------    -----------

Cash flows from financing activities:
Issuance of common stock                                       --            1,070
Proceeds from indebtedness                                  737,590      2,460,555
Repayment of indebtedness                                (1,209,930)    (3,321,147)
Purchase and retirement of common stock                        --             (611)
                                                        -----------    -----------
Net cash provided (used) by financing activities           (472,340)      (860,133)
                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents        236,885       (564,652)
Cash and cash equivalents at beginning of year              498,408      1,063,060
                                                        -----------    -----------

Cash and cash equivalents at end of year                $   735,293    $   498,408
                                                        ===========    ===========




                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,

                                                            2003           2002
                                                        -----------    -----------

Cash paid during the year for:
Interest                                                $   249,088    $   328,732
                                                        ===========    ===========

Income taxes                                            $   246,212    $      --
                                                        ===========    ===========

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 1 -Summary of Significant Accounting Policies
        ------------------------------------------

         Nature of Operations

         DGSE Companies, Inc. and its subsidiaries (the "Company"), sell jewelry and bullion products to both retail and wholesale customers throughout the United States through its facilities in Dallas, Texas, Mt. Pleasant, South Carolina, and through its internet sites. In addition, the Company provides consulting services related to reorganization of other business enterprises and liquidations of jewelry retailers.

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

         Investments in Marketable Equity Securities

         Marketable equity securities have been categorized as available-for-sale and carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders' equity net of tax until realized. Realized gains and losses on the sale of securities are based on the specific identification method. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in the fair values is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statements of operations.

         Inventory

         Jewelry  and  other  inventory  is  valued  at  lower-of-cost-or-market
         (specific    identification).    Bullion   inventory   is   valued   at
         lower-of-cost-or-market (average cost).

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

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

         Impairment of Long-Lived Assets

         The Company assesses the recoverability of its long-lived assets (including intangible assets) based on their current and anticipated future undiscounted cash flows. An impairment occurs when the cash flows (excluding interest) do not exceed the carrying amount of the asset. The amount of the impairment loss is the difference between the carrying amount of the asset and its estimated fair value.

         Financial Instruments

         The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, marketable securities, short-term debt, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these consolidated financial instruments. The carrying amount reported for long-term debt approximates fair value because substantially all of the underlying instruments have variable interest rates which reprice frequently or the interest rates approximate current market rates.

         Advertising Costs

         Advertising costs are expensed as incurred and amounted to $589,689 and $541,079 for 2003 and 2002, respectively.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

         Accounts Receivable

         The Company records trade receivables when revenue is recognized. No product has been consigned to customers. The Company's allowance for doubtful accounts is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms.

         Income Taxes

         Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statements and tax basis of assets and liabilities.

         Revenue Recognition

         Sales revenue consists of direct sales to customers for jewelry. Sales are recognized when title and risk of loss have passed to the customer, which is at point-of-sale for jewelry. Provisions for discounts and rebates to customers and returns, bad debts, and other adjustments are provided in the period the related sales are recorded. Liquidation service revenue is also included in sales and is recognized as inventory is sold during the respective liquidation sale. Consulting service revenue is recognized when the services are performed.

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

         As of December 31, 2003, based on subsequent collections and operating history, management estimated no allowance for discounts, returns, bad debts and other adjustments.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

         Shipping and Handling Costs

         Shipping and handling costs are included in selling general and administrative expenses, and amounted to $84,445, and $100,194 for 2003 and 2002, respectively.

         Earnings (Loss) Per Share

         Basic earnings per common share is based upon the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of common stock outstanding and, when dilutive, common shares issuable for stock options. During 2003, stock options were not included in computing diluted earnings per share because their effect was antidilutive.

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

                                                       Years Ended December 31,
                                                          2003          2002
                                                       ----------    ----------
         Net income (loss), as reported                $ (524,140)   $  429,311

         Deduct:  Total stock-based  employee
         compensation expense determined under
         fair value  based  method for all  awards,
         net of related  tax effects                         --        (236,611)
                                                       ----------    ----------


         Pro forma net income (loss)                   $ (524,140)   $  192,700
                                                       ==========    ==========

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

         Stock-based Compensation, continued

                                                        Years Ended December 31,
                                                           2003          2002
                                                        ----------    ----------
         Earnings per share:
             Basic - as reported                              (.11)          .09
             Basic - pro forma                                (.11)          .04
             Diluted - as reported                            (.11)          .09
         Diluted - pro forma                                  (.11)          .04

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

         New Accounting Pronouncements

         In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company plans to adopt this statement as of its effective date and does not expect that the adoption will have a material impact on its consolidated result of operation or financial position.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies, continued
         ------------------------------------------

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The Company plans to adopt this statement as of its effective date and does not expect that the adoption will have a material impact on its consolidated results of operations or financial position.

         In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised) Employers' Disclosures about Pensions and Other Postretirement Benefits - an Amendment of FASB Statements No. 87, 88, and 106. This statement revises employers' disclosures about pension plans and other post-retirement benefit plans. The Company plans to adopt this statement as of its effective date and does not expect that the adoption will have a material impact on its consolidated results of operations or financial position.

Note 2 - Concentration of Credit Risk
         ----------------------------

         The Company maintains cash balances in financial institutions in excess of federally insured limits.

Note 3 - Inventories
         -----------

         A summary of inventories at December 31, 2003, is as follows:

         Jewelry                                                      $6,033,044
         Scrap gold                                                      439,083
         Bullion                                                         115,654
         Other                                                            86,084
                                                                      ----------

                                                                      $6,673,865
                                                                      ==========

Note 4 - Investments in Marketable Equity Securities
         -------------------------------------------

         Marketable equity securities have been classified in the consolidated balance sheet according to management's intent. The carrying amount of available-for-sale securities and their fair values at December 31, 2003 follows:

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 4 - Investments in Marketable Equity Securities, continued
         -------------------------------------------

                                                           Gross
                                                         Unrealized       Fair
                                               Cost        Losses        Value
                                            ----------   ----------   ----------
         Equity securities                  $1,878,291   $1,634,845   $  243,446
                                            ==========   ==========   ==========

         During 2003, management determined that the decline in fair values below cost basis to be other than temporary and that such loss should be included in the consolidated statements of operations.

         Proforma earnings per share information for 2003 is as follows computed in accordance with accounting principles disclosed in Note 1.

         Basic and diluted:
             Net income from operations                                $   0.14
             Loss from write-down of marketable  securities
                 Net of income tax benefits                               (0.23)
                                                                       --------

             Net loss from continuing operations                          (0.09)
             Net loss from discontinued operations                        (0.02)
                                                                       --------
                                                                       $  (0.11)
                                                                       ========

         A director and member of the audit committee is also Chairman of the Board and Chief Executive Officer of Hawaiian Vintage Chocolate Company, Inc., ("HVCC") which is an investee of the Company. As of December 31, 2003, the investment had a cost basis of $1,117,945, and a market value of $194,815.

Note 5 - Property and Equipment
         ----------------------

         A summary of property and equipment at December 31, 2003, is as follows:

         Buildings and improvements                                  $   721,315
         Machinery and equipment                                         716,280
         Furniture and fixtures                                          215,272
                                                                     -----------
                                                                       1,652,867
         Less accumulated depreciation and
         amortization                                                  1,214,201
                                                                     -----------
                                                                         438,666
         Land                                                            551,300

                                                                     $   989,966
                                                                     ===========

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 5 - Property and Equipment, continued
         ----------------------

         Property and equipment under capital leases is $202,450 as of December 31, 2003. Accumulated depreciation for these assets was $148,195 as of December 31, 2003.

Note 6 - Goodwill
         --------

         At December 31, 2003, goodwill was reflected for the following reporting units:

         Wholesale watch sales                                       $  837,117
         Consulting and liquidation                                     314,003
                                                                     ----------
                                                                     $1,151,120
                                                                     ==========

         No impairment was reflected during 2003 or 2002.

Note 7 - Notes Payable
         -------------

         At December 31, 2003, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 14% totaling $541,546.

         One of the notes in the amount of $135,000 was payable to a shareholder. During January 2004, the principal amount of this note was paid in full, and the note holder forgave $24,226 of accrued interest. As a result, no interest was paid or expensed on this note during 2003. One of the notes in the amount of $16,301 was payable to a relative of an officer of the Company.

Note 8 - Long-Term Debt
         --------------

         A summary of long-term debt at December 31, 2003, follows:

         Notes payable to bank, a note of $1,500,000 which bears
         interest at prime plus 1-1/2% (5.75% at December 31,
         2003) and is due March 31, 2005 and a note of $500,000
         which bears interest at prime plus 1-3/4% (5.75% at
         December 31, 2003) is due in equal monthly installments of
         $8,333 through January 2009. These notes are secured by
         all accounts receivable, inventory property and equipment
         and intangible assets. The notes contain certain covenants, restricting payment of dividends, and requiring the
         Company to maintain certain financial ratios.              $ 2,000,000


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 8 - Long-Term Debt, continued
         --------------

         Mortgage payable, due in monthly installments of $5,977,
         including interest based on 30 year U.S. Treasury note rate plus 2-1/2% (7.41% at December 31, 2003); balance due in
         January 2014                                                   503,219

         Note payable, due March 2, 2005. Interest is payable
         quarterly at a rate of 8%                                       51,649

         Note payable, due January 2, 2005. Interest is payable
         monthly at a rate of 8%                                        310,556

         Capital lease obligations                                       51,372
                                                                    -----------
                                                                      2,916,796
         Less current maturities                                       (197,315)
                                                                    -----------
                                                                    $ 2,719,481

         The following table summarizes the aggregate maturities of long-term debt and payments on the capital lease obligations:

                                                                             Obligations
                                                                                Under
                                                               Long-term       Capital
         December 31,                              Debt          Leases        Totals
                                               -----------    -----------    -----------
            2004                               $   167,853    $    32,270    $   200,123
            2005                                 1,963,631         21,106      1,984,737
            2006                                   135,054          2,852        137,906
            2007                                   135,330           --          135,330
            2008                                   135,606           --          135,606
         Thereafter                                327,950           --          327,950
                                               -----------    -----------    -----------
                                                 2,865,424         56,228      2,921,652
         Amounts representing interest
         interest rates at approximately 9%)          --           (4,856)        (4,856)
                                               -----------    -----------    -----------
                                                 2,865,424         51,372      2,916,796
         Less current portion                     (175,853)       (21,462)      (197,315)
                                               -----------    -----------    -----------

                                               $ 2,689,571    $    29,910    $ 2,719,481
                                               ===========    ===========    ===========


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 9 - Earnings Per Common Share
         -------------------------

         A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended
         December 31, 2003 and 2002 is as follows:

                                                        December 31, 2003
                                               ----------------------------------
                                                                        Per-Share
                                                 Income       Shares      Amount
                                               ---------    ---------   ---------
         Basic earnings per common share
             Income from operations allocable
               to common shareholders          $(524,140)   4,913,920   $    (.11)
                                                                        =========

         Effect of dilutive securities
             Stock options                          --           --
                                               ---------    ---------

         Diluted earnings per common share
             Income from operations available
               to common shareholders plus
               assumed conversions             $(524,140)   4,913,920   $    (.11)
                                               =========    =========   =========


                                                        December 31, 2002
                                               ----------------------------------
                                                                        Per-Share
                                                 Income       Shares      Amount
                                               ---------    ---------   ---------
         Basic earnings per common share
             Income from operations allocable
               to common shareholders          $ 429,311    4,913,628   $     .09
                                                                        =========

         Effect of dilutive securities
             Stock options                          --          3,250
                                               ---------    ---------

         Diluted earnings per common share
             Income from operations available
               to common shareholders plus
               assumed conversions             $ 429,311    4,916,878   $     .09
                                               =========    =========   =========

Note 10 - Stock Options
          --------------

         The Company has granted stock options to key employees to purchase shares of the Company's common stock. Each option issued vests according to schedules designated by the Board of Directors, not to exceed three years. The exercise price is based upon the estimated fair market value of the Company's common stock at the date of grant, and is payable when the option is exercised.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 10 - Stock Options, continued
          -------------

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

         The following table summarizes the activity in common shares subject to options for the two years ended December 31, 2003 and 2002:


                                             December 31, 2003                  December 31, 2002
                                       -------------------------------   --------------------------------
                                                           Weighted                           Weighted
                                                           Average                            Average
                                           Options      Exercise Price       Options       Exercise Price
                                       --------------   --------------   --------------    --------------
         Outstanding at beginning
             of year                        1,420,634   $         2.09        1,164,777    $         2.33
         Granted                                 --               --            267,857              1.12
         Forfeited                               --               --            (12,000)             3.63
                                       --------------   --------------   --------------    --------------

         Outstanding at end of year         1,420,634   $         2.09        1,420,634    $         2.09
                                       ==============   ==============   ==============    ==============

         Exercisable at end of year         1,420,634   $         2.09        1,420,634    $         2.09
                                       ==============   ==============   ==============    ==============

         Weighted average fair value
            of options granted
            during year                                 $         --                       $         0.85
                                                        ==============                     ==============


         Stock options outstanding at December 31, 2003:


                                    Options Outstanding                     Options Exercisable
                          -------------------------------------------   ----------------------------
            Range of                     Weighted        Weighted                       Weighted
            Exercise                      Average        Average                         Average
             Price          Options    Expected Life   Exercise Price     Options     Exercise Price
         --------------   ----------   -------------   --------------   -----------   --------------
         $1.12               267,857      8 Years           $1.12           267,857       $1.12
         $1.63 to $2.25    1,097,777      8 Years           $2.21         1,097,777       $2.21
         $3.63 to $4.19       20,000      8 Years           $3.81            20,000       $3.83
         $4.88                35,000      5 Years           $4.88            35,000       $4.88
                          ----------                                    -----------
                           1,420,634                                      1,420,634
                          ==========                                    ===========

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 11 - Comprehensive Income
          --------------------

         Comprehensive income at December 31, 2003 and 2002 is as follows:


                                                 Before-Tax        Tax         Net-of-Tax
                                                   Amount        Benefit         Amount
                                                -----------    -----------    -----------
         Accumulated comprehensive
           income (loss) at January 1, 2002     $(1,495,874)   $   508,597    $  (987,277)

         Unrealized holding losses
           arising during 2002                     (232,256)        84,583       (147,673)
                                                -----------    -----------    -----------

         Accumulated comprehensive
           income (loss) at December 31, 2002    (1,728,130)       593,180     (1,134,950)

         Unrealized holding gains
           arising during 2003                       93,285        (32,872)        60,413

         Reclassification to statement
           of operations                          1,634,845       (560,308)     1,074,537
                                                -----------    -----------    -----------

         Accumulated comprehensive
           income (loss) at December 31, 2003   $      --      $      --      $      --
                                                ===========    ===========    ===========

Note 12 - Income Taxes
          ------------

         The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

                                                            2003         2002
                                                         ---------    ---------

         Tax (benefit) expense at statutory rate         $(294,124)   $ 223,504
         Other                                              16,484        5,076
         Benefit (expense) of discontinued operations       26,710         (527)
         Reduction in valuation allowance                  (90,000)        --
                                                         ---------    ---------
             Tax expense (benefit)                       $(340,930)   $ 228,053
                                                         =========    =========

         Current                                         $  55,622    $  54,532
         Deferred                                         (396,552)     173,521
                                                         ---------    ---------

                                                         $(340,930)   $ 228,053
                                                         =========    =========

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 12 -Income Taxes, continued

         Deferred income taxes are comprised of the following at December 31, 2003:

         Deferred tax assets (liabilities)
             Inventory                                               $   25,197
             Unrealized loss on available for sale securities            28,202
             Property and equipment                                       9,804
             Valuation reserve                                          (60,000)
                                                                     ----------

                                                                     $    3,203

             Goodwill                                                $  (25,946)
                                                                     ==========

Note 13 - Operating Leases
          ----------------

         The Company leases certain of its facilities under operating leases. The minimum rental commitments under noncancellable operating leases are as follows:

         Year Ending                      Lease                       Sub-Lease
         December 31,                  Obligations    Receivables       Total
                                       -----------    -----------    -----------

            2004                       $   294,093    $   (60,000)   $   234,093
            2005                           148,205           --          148,205
            2006                            18,886           --           18,886
            2007                            11,366           --           11,366
                                       -----------    -----------    -----------

                                       $   472,550    $   (60,000)   $   412,550
                                       ===========    ===========    ===========

         Rent expense for the years ended December 31, 2003 and 2002 was approximately $223,046 and $291,878, respectively, and was decreased by sublease income of approximately $104,000 and $90,000, respectively.

Note 14 - Discontinued Operations
          -----------------------

         During 2003, the Company made the decision to discontinue the operations of its subsidiaries, DLS Financial Services, Inc. and eye media, inc. As a result, operating results from these subsidiaries have been reclassified to discontinued operations for all periods presented. As of December 31, 2003, there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                      -------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 15 - Segment Information
          -------------------

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

                                                      Discontinued      Corporate
                         Jewelry        Liquidation    Operations       and Other     Consolidated
                       ------------    ------------   ------------    ------------    ------------
         Revenues
           2003        $ 25,425,548    $    783,794    $      --      $       --      $ 26,209,342
           2002          21,239,461         780,343           --              --        22,019,804

         Net income
         (loss)
           2003            (366,795)         48,225       (104,350)       (101,220)       (524,140)
           2002             447,873         108,243        (86,437)        (40,368)        429,311

         Identifiable
         assets
           2003          10,783,297            --          273,715          14,517      11,071,529
           2002           9,778,499         431,998        331,892           3,000      10,545,389

         Capital
         expenditures
           2003              33,165            --            1,299            --            34,464
           2002              25,074            --             --              --            25,074

         Depreciation and
         amortization
           2003             160,131            --           27,427            --           187,558
           2002             169,427            --           33,559            --           202,986