Form 10QSB
period 2004-03-31
DGSE COMPANIES INC
filed 2004-04-27
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 2004
                               ------------------------------

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

(Issuer's telephone number, including area code) (972) 484-3662
                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at April 14, 2004
----------------------------                       -----------------------------
Common Stock, $.01 per value                                 4,913,290


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)

                                                              March 31,     December 31,
                                                                2004            2003
                                                            ------------    ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                               $     54,438    $    735,293
    Trade receivables                                            715,255         774,586
    Other receivables                                            204,430         204,430
    Inventories                                                6,887,659       6,673,865
    Prepaid expenses                                             143,073         149,277
                                                            ------------    ------------

                 Total current assets                          8,004,855       8,537,451

MARKETABLE SECURITIES - AVAILABLE FOR SALE                       349,818         243,446

PROPERTY AND EQUIPMENT - AT COST, NET                            957,896         989,966

GOODWILL                                                       1,151,120       1,151,120

OTHER ASSETS                                                     150,497         149,546
                                                            ------------    ------------

                                                            $ 10,614,186    $ 11,071,529
                                                            ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                           $  2,403,059    $    541,546
    Current maturities of long-term debt                         197,315         197,315
    Accounts payable - trade                                     512,864         859,269
    Accrued expenses                                             214,202         705,756
    Customer deposits                                             91,499         150,088
    Federal income taxes payable                                 308,654         512,991
                                                            ------------    ------------

                 Total current liabilities                     3,727,593       2,966,965

Long-term debt, less current maturities                        1,209,438       2,719,482
Deferred income taxes                                             58,911          22,743
                                                            ------------    ------------

                 Total liabilities                             4,995,942       5,709,190

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,913,290 shares at
       March 31, 2004 and December 31, 2003                       49,133          49,133
    Additional paid-in capital                                 5,708,760       5,708,760
    Accumulated other comprehensive income                        70,206            --
    Retained earnings (deficit)                                 (209,855)       (395,554)
                                                            ------------    ------------
                 Total shareholders' equity                    5,618,244       5,362,339

                                                            $ 10,614,186    $ 11,071,529
                                                            ============    ============


The accompanying notes are an integral part of these consolidated financial statements


DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended
(Unaudited)


                                                                March 31, 2004    March 31, 2003
                                                                --------------    --------------
Revenue
    Sales                                                       $    6,848,946    $    5,217,920
    Pawn services charges                                               47,630            41,882
                                                                --------------    --------------
                                                                     6,896,576         5,259,802

Costs and expenses
    Cost of goods sold                                               5,486,910         4,190,058
    Selling, general and administrative expenses                     1,020,966           976,462
    Depreciation and amortization                                       35,285            34,788
                                                                --------------    --------------
                                                                     6,543,161         5,201,308
                                                                --------------    --------------

Operating income                                                       353,415            58,494
                                                                --------------    --------------
Other income (expense)
   Interest expense                                                    (72,053)          (68,030)
                                                                --------------    --------------
                 Total other income (expense)                          (72,053)          (68,030)

                 Income (loss) before income taxes                     281,362            (9,536)

Income tax expense (benefit)                                            95,663            (3,242)
                                                                --------------    --------------

                 Net income (loss) from continuing operations          185,699            (6,294)

Loss from discontinued operations, net of income taxes                    --             (15,149)
                                                                --------------    --------------

                 Net income (loss)                              $      185,699    $      (21,443)
                                                                ==============    ==============

Earnings per common share
     Basic and diluted                                          $          .04              --
                                                                ==============    ==============


     Weighted average number of common shares:                       4,913,290         4,913,790
     Basic
     Diluted                                                         5,137,431         4,913,790





The accompanying notes are an integral part of these consolidated financial statements


DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2004         2003
                                                                  ---------    ---------
Cash Flows From Operations
Reconciliation of net loss to net cash
    used in  operating activities
        Net income (loss)                                         $ 185,699    $ (21,443)
        Depreciation and amortization                                35,285       42,018
        Deferred taxes                                                 --        (11,046)
        (Increase) decrease in operating assets and liabilities
           Trade receivables                                         59,331      174,824
           Inventories                                             (213,794)    (236,911)
           Prepaid expenses and other current assets                  6,204       (3,488)
           Accounts payable and accrued expenses                   (837,959)    (620,937)
           Federal income taxes payable                            (204,337)    (150,000)
           Other assets                                                (951)     (18,044)
                                                                  ---------    ---------
               Total net cash used in operating activities         (970,522)    (845,027)

Cash flows from investing activities
           Purchase of property and equipment                        (4,164)      (2,393)
           Change  in deposits                                      (58,589)      69,964
                                                                  ---------    ---------
               Net cash (used) provided by investing activities     (62,753)      67,571

Cash flows from financing activities
           Proceeds from notes issued                               625,000      625,000
           Payments on notes payable                               (272,580)    (219,680)
                                                                  ---------    ---------
        Net cash provided by financing activities                   352,420      405,320
                                                                  ---------    ---------

Net decrease in cash and cash equivalents                          (680,855)    (372,136)

Cash and cash equivalents at beginning of year                      735,293      498,408
                                                                  ---------    ---------

Cash and cash equivalents at end of period                        $  54,438    $ 126,272
                                                                  =========    =========

Supplemental schedule of non-cash, investing and financing activities:

Interest paid for the three months ended March 31, 2004 and 2003 was $ 72,053 and $ 68,030, respectively.

Income taxes paid for the three months ended March 31, 2004 and 2003 was $300,000 and $150,000, respectively.


The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation:

The accompanying  unaudited condensed  consolidated financial statements of DGSE
Companies,  Inc.  and  Subsidiaries  include the  financial  statements  of DGSE
Companies, Inc. and its wholly-owned  subsidiaries,  DGSE Corporation,  National
Jewelry  Exchange,  Inc.,  Silverman  Consultants,  Inc.and  Charleston Gold And
Diamond Exchange, Inc. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company's  operating  results for the three months ended March 31, 2004, are not  necessarily  indicative  of the results  that may be expected  for the year ended  December 31, 2004.  For further  information,  refer to the  consolidated financial  statements  and footnotes  thereto  included in the Company's  annual
report  on  Form  10-KSB  for  the  year  ended   December  31,  2003.   Certain
reclassifications   were  made  to  the  prior  year's  consolidated   financial
statements to conform to the current year presentation.


(2) Earnings per share

No reconciliation is provided for the periods ended March 31 2004 and 2003 because the effect is not dilutive.


(3) Business segment information

The Company's  operations  by business  segment for the three months ended March
31, were as follows:

                                                       Discontinued     Corporate
                          Jewelry      Liquidations     Operations       & Other       Consolidated
                        ------------   ------------    ------------    ------------    ------------
Revenues
  2004                  $  6,799,082   $     97,494    $       --      $       --      $  6,896,576
  2003                  $  5,141,927   $    117,875    $       --      $       --      $  5,259,802

Net income (loss)
  2004                  $    237,729   $    (31,995)   $       --      $    (20,035)   $    185,699
  2003                  $     19,269   $     (9,722)   $    (15,149)   $    (15,841)   $    (21,443)

Identifiable assets
  2004                  $  9,673,272   $    331,678    $       --      $    609,236    $ 10,614,186
  2003                  $  9,499,275   $    775,700    $       --      $      3,002    $ 10,277,977

Capital expenditures
  2004                  $      4,164   $       --      $       --      $       --      $      4,164
  2003                  $      2,393   $       --      $       --      $       --      $      2,393
Depreciation and
amortization
  2004                  $     33,410   $       --      $       --      $      1,875    $     35,285
  2003                  $     40,143   $      1,875    $       --      $       --      $     42,018


(4) Other Comprehensive income:

Other comprehensive income is as follows:
                                                                 Tax
                                               Before Tax     (Expense)      Net-of-Tax
                                                 Amount        Benefit         Amount
                                              -----------    -----------    -----------
Other comprehensive income at
   December 31, 2003                          $      --      $      --      $      --
Unrealized holding gains arising during the
    Three months ended March 31, 2004             106,373        (36,167)        70,206
                                              -----------    -----------    -----------
Other comprehensive income  at
   March 31, 2004                             $   106,373    $   (36,167)   $    70,206
                                              ===========    ===========    ===========

Other comprehensive income loss at
   December 31, 2002                          $(1,728,130)   $   593,180    $(1,134,950)
Unrealized holding gains arising during the
    Three months ended March 31, 2003              75,278        (25,594)        49,684
                                              -----------    -----------    -----------
Other comprehensive income (loss) at
   March 31, 2003                             $(1,652,852)   $   567,586    $(1,085,266)
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

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
Net income(loss) as reported                       $    185,699    $    (21,443)
Deduct:  Total stock-based employee compensation
Expense determined under fair value based method
For all awards, net of related tax effects                 --              --
                                                   ------------    ------------
Pro forma net loss                                 $    185,699    $    (21,443)
                                                   ============    ============
Earnings per share:
     Basic - as reported                           $        .04            --
     Basic - pro forma                             $        .04            --
     Diluted - as reported                         $        .04            --
     Diluted pro forma                             $        .04            --

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1998, expected volatility of 70% to 96%, risk-free rate of 3.9% to 6.6%, no dividend yield and expected life of 5 to 8 years.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Quarter ended March 31, 2004 vs 2003:
-------------------------------------

Revenue for the first  quarter of 2004  increased  by $ 1,636,774  or 31.1% when compared to the corresponding  quarter of 2003. The increase was the result of a
$ 1,657,155 increase in sales from the jewelry segment.  The increase in jewelry segment sales was the result of a $ 630,214 increase in precious metal sales and
a $  1,026,941  increase  in  jewelry  sales.  These  increases  were  due  to a
nation-wide   improvement  in  the  retail  environment  and  significant  price increases in precious metal  products.  Pawn service fees increased by 13.7% due to an increase in loan  volume.  Cost of sales  increased  primarily  due to the increase in sales.  Gross margins  increased from 19.7% in 2003 to 19.9% in 2004 due to the increase in sales of jewelry products.

Selling, general and administration expenses increased by $ 44,504 due an increase in sales staff. Income taxes are provided at the corporate rate of 34%
for both 2004 and 2003

Loss from discontinued operations during 2003 in the amount of $ 15,149 net of income taxes is the combined results of two subsidiaries of the Company, DLS
Financial Services, Inc. and eye media, inc. The operations of these two companies were discontinued during 2003.

Liquidity and Capital Resources
-------------------------------

The Company's short-term debt, including current maturities of long-term debt totaled $2,600,374 as of March 31, 2004. The ability of the Company to finance its operations and working capital needs are dependent upon management's ability to negotiate extended terms or refinance its short-term debt. The Company has historically renewed, extended or replaced short-term debt as it matures and management believes that it will be able to do so in the future as short-term debt matures.

Management of the Company  expects capital  expenditures to total  approximately
$50,000 during the balance of 2004. It is anticipated that these expenditures will be funded from working capital.

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

Contractual Cash Obligations                                               Payments due by year end
----------------------------                     --------------------------------------------------------------
                                      Total         2004         2005         2006         2007         2008      Thereafter
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Notes payable                       $2,403,059   $  278,059   $2,125,000         --           --           --           --
Long-term debt and capital leases    1,406,753      185,224   $  484,737   $  137,906   $  135,330   $  135,606   $  327,950
Federal income taxes                   308,654      308,654         --           --           --           --           --
Operating leases                       354,027      175,570      148,205       18,886       11,366         --           --
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                    $4,472,493   $  947,507   $2,757,942   $  156,792   $  146,696   $  135,606   $  327,950
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



DGSE Companies, Inc.



By: /s/ L. S. Smith                    Dated: April 26, 2004
   ----------------------------
   L. S. Smith
   Chairman of the Board,
   Chief Executive Officer and
   Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ L. S. Smith                    Dated: April 26, 2004
   -------------------------
   L. S. Smith
   Chairman of the Board,
   Chief Executive Officer and
   Secretary


By: /s/ W. H. Oyster                   Dated: April 26, 2004
   -------------------------
   W. H. Oyster
   Director, President and
   Chief Operating Officer


By: /s/ John Benson                    Dated: April 26, 2004
   -------------------------
   John Benson
   Chief Financial Officer
   (Principal Accounting Officer)