Form 10QSB
period 2004-06-30
DGSE COMPANIES INC
filed 2004-08-16
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 2004
                               -----------------------------

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    --------------

Commission File Number                    1-11048
                       ----------------------------------------

                              DGSE Companies, Inc.
                              ---------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 30, 2004
----------------------------                        ----------------------------
Common Stock, $.01 per value                                  4,913,290


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
                                                                         (Unaudited)

ASSETS                                                         June 30,     December 31,
                                                                2004            2003
                                                            ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                               $    319,157         735,293
    Trade receivables                                            671,002         774,586
     Other receivables                                           204,430         204,430
    Inventories                                                6,982,645       6,673,865
    Prepaid expenses                                             179,049         149,277
                                                            ------------    ------------


          Total current assets                                 8,356,283       8,537,451

MARKETABLE SECURITIES - AVAILABLE FOR SALE                       263,799         243,446

PROPERTY AND EQUIPMENT - AT COST, NET                            999,088         989,966

GOODWILL                                                       1,151,120       1,151,120

OTHER ASSETS                                                     149,809         149,546
                                                            ------------    ------------

                                                            $ 10,920,099    $ 11,071,529
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                           $  2,741,758    $    541,546
    Current maturities of long-term debt                         197,315         197,315
    Accounts payable - trade                                     323,678         859,269
    Accrued expenses                                             304,429         705,756
    Customer deposits                                             78,105         150,088
    Federal income taxes payable                                 360,568         512,991
                                                            ------------    ------------

          Total current liabilities                            4,005,853       2,966,965

Long-term debt, less current maturities                        1,222,336       2,719,482
Deferred income taxes                                             29,663          22,743
                                                            ------------    ------------

          Total liabilities                                    5,257,852       5,709,190
SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,913,290 shares at
       June 30, 2004 and December 31, 2003                        49,133          49,133
    Additional paid-in capital                                 5,708,760       5,708,760
    Accumulated other comprehensive income                        13,433            --
    Retained earnings (deficit)                                 (109,079)       (395,554)
                                                            ------------    ------------
          Total shareholders' equity                           5,662,247       5,362,339
                                                            ============    ============

                                                            $ 10,920,099    $ 11,071,529
                                                            ============    ============


The accompanying notes are an integral part of these consolidated financial statements


DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended
(Unaudited)

                                                            June 30, 2004    June 30, 2003
Revenue
    Sales                                                   $   6,170,192    $   5,671,014
    Pawn services charges                                          47,084           41,630
                                                            -------------    -------------
                                                                6,217,276        5,712,644
Costs and expenses
    Cost of goods sold                                          4,988,111        4,594,741
    Selling, general and administrative expenses                  896,500          877,788
    Depreciation and amortization                                  37,112           39,330
                                                            -------------    -------------
                                                                5,921,723        5,511,859

Operating income                                                  295,553          200,785
                                                            -------------    -------------
Other income (expense)
   Interest expense                                               (73,005)         (73,005)
                                                            -------------    -------------

             Total other income (expense)                         (73,005)         (73,005)

             Income (loss) before income taxes                    222,548          127,780

Income tax expense                                                 75,666           43,753
                                                            -------------    -------------

             Net income (loss) from continuing operations         146,882           84,027

Loss from discontinued operations, net of income taxes            (46,106)         (24,444)
                                                            -------------    -------------

             Net income (loss)                              $     100,776    $      59,583
                                                            =============    =============


Earnings per common share
     Basic and diluted
          From continuing operations                        $         .03    $         .02
          From discontinued operations                               (.01)            (.01)
                                                            -------------    -------------
                                                            $         .02    $         .01
                                                            =============    =============
     Weighted average number of common shares:
          Basic                                                 4,913,290        4,913,290
          Diluted                                               5,161,616        4,913,290



The accompanying notes are an integral part of these consolidated financial statements
                                       3


DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Six  months ended
(Unaudited)


                                                         June 30, 2004    June 30, 2003
                                                         -------------    -------------
Revenue
    Sales                                                $  12,921,644    $  10,771,966
    Pawn services charges                                       94,714           83,512
                                                         -------------    -------------
                                                            13,016,358       10,855,478

Costs and expenses
    Cost of goods sold                                      10,441,033        8,744,288
    Selling, general and administrative expenses             1,805,482        1,738,174
    Depreciation and amortization                               72,397           85,098
                                                         -------------    -------------
                                                            12,318,912       10,567,560
                                                         -------------    -------------

Operating income                                               697,446          287,918
                                                         -------------    -------------

Other income (expense)
   Interest expense                                           (145,058)        (141,035)
                                                         -------------    -------------

             Total other income (expense)                     (145,058)        (141,035)

             Income before income taxes                        552,388          146,883

Income tax expense                                             187,812           49,940
                                                         -------------    -------------

             Net income from continuing operations             364,576           96,943

Loss from discontinued operations, net of income taxes         (78,101)         (58,803)
                                                         -------------    -------------

             Net income                                  $     286,475    $      38,140
                                                         =============    =============


Earnings per common share
     Basic and diluted
         From continuing operations                      $         .07    $         .02
         From discontinued operations                             (.01)            (.01)
                                                         -------------    -------------
                                                         $         .06    $         .01
                                                         =============    =============

     Weighted average number of common shares:
         Basic                                               4,913,290        4,913,290
         Diluted                                             5,161,616        4,913,290




The accompanying notes are an integral part of these consolidated financial statements
                                        4


DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                       2004         2003
                                                                    ---------    ---------
Cash Flows From Operations
Reconciliation of net loss to net cash
    used in  operating activities
        Net income (loss)                                           $ 286,475    $  38,140
        Depreciation and amortization                                  72,397       85,098
         (Increase) decrease in operating assets and liabilities
              Trade receivables                                       103,584      161,093
              Inventories                                            (308,780)    (283,493)
              Prepaid expenses and other current assets               (29,772)     (60,920)
              Accounts payable and accrued expenses                  (936,918)    (606,567)
              Federal income taxes payable                           (152,423)    (130,352)
              Other assets                                               (263)      (5,267)
                                                                    ---------    ---------
                 Total net cash used in operating activities         (965,700)    (802,268)

Cash flows from investing activities
              Purchase of property and equipment                      (81,519)     (10,100)
              Change in customer deposits                             (71,983)      (8,570)
                                                                    ---------    ---------
                 Net cash (used) provided by investing activities    (153,502)     (18,670)

Cash flows from financing activities
              Proceeds from notes issued                              825,000      725,000
              Payments on notes payable                              (121,934)    (266,325)
                                                                    ---------    ---------
        Net cash provided by financing activities                     703,066      458,675
                                                                    ---------    ---------

Net decrease in cash and cash equivalents                            (416,136)    (362,263)

Cash and cash equivalents at beginning of year                        735,293      498,408
                                                                    ---------    ---------

Cash and cash equivalents at end of period                          $ 319,157    $ 136,145
                                                                    =========    =========

Supplemental disclosures:

Interest paid for the six months ended June 30, 2004 and 2003 was $ 145,058 and $ 141,035, respectively.

Income taxes paid for the six months ended June 30, 2004 and 2003 was $300,000 and $150,000, respectively.


The accompanying notes are an integral part of these consolidated financial statements.
                                        5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

(1)  Basis of Presentation:

The accompanying  unaudited condensed  consolidated financial statements of DGSE
Companies,  Inc.  and  Subsidiaries  include the  financial  statements  of DGSE
Companies, Inc. and its wholly-owned  subsidiaries,  DGSE Corporation,  National
Jewelry  Exchange,  Inc.,  Silverman  Consultants,  Inc. and Charleston Gold and
Diamond Exchange, Inc. In July 2004 the Company sold the goodwill and trade name
of  Silverman  Consultants,   Inc.  and  discontinued  the  operations  of  this
subsidiary.  As a  result,  operating  results  for this  subsidiary  have  been reclassified  to  discontinued  operations  for all  periods  presented.  In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included.

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


(2)  - Earnings per share

No schedule provided for the periods ended June 30, 2004 and 2003 because the effect on earnings per share is not dilutive.


(3)  - Business segment information

The Company's operations by business segment for the three months ended June 30, were as follows:

                                       Discontinued     Corporate
                          Jewelry       Operations       & Other       Consolidated
                        ------------   ------------    ------------    ------------
Revenues
  2004                  $  6,217,276   $       --      $       --      $  6,217,276
  2003                  $  5,712,644   $       --      $       --      $  5,712,644

Net income (loss)
  2004                  $    169,351   $    (46,106)   $    (22,469)   $    100,776
  2003                  $     95,790   $    (24,444)   $    (11,763)   $     59,583

Identifiable assets
  2004                  $  9,991,161   $    414,694    $    514 244    $ 10,920,099
  2003                  $  9,498,916   $    485,942    $    220,442    $ 10,205,300

Capital expenditures
  2004                  $     77,355   $       --      $       --      $     77,355
  2003                  $      7,707   $       --      $       --      $      7,707
Depreciation and
  amortization
  2004                  $     35,237   $       --      $      1,875    $     37,112
  2003                  $     37,455   $       --      $      1,875    $     39,330












The Company's operations by business segment for the six months ended June 30, were as follows:

                                       Discontinued     Corporate
                          Jewelry       Operations       & Other       Consolidated
                        ------------   ------------    ------------    ------------
Revenues
   2004                 $ 13,016,358   $       --      $       --      $ 13,016,358
   2003                 $ 10,855,478   $       --      $       --      $ 10,855,478

Net income (loss)
   2004                 $    407,080   $    (78,101)   $    (42,504)   $    286,475
   2003                 $    104,455   $    (58,803)   $    (35,301)   $     38,140

Identifiable assets
   2004                 $  9,991,161   $    414,694    $    514,244    $ 10,920,099
   2003                 $  9,498,916   $    485,942    $    220,442    $ 10,205,300

Capital expenditures
   2004                 $     81,519   $       --      $       --      $     81,519
   2003                 $     10,100   $       --      $       --      $     10,100

Depreciation and
   amortization
   2004                 $     68,647   $       --      $      3,750    $     72,397
   2003                 $     81,348   $       --      $      3,750    $     85,098



(4) Other Comprehensive income:

Other comprehensive income is as follows:

                                                                 Tax
                                               Before Tax     (Expense)      Net-of-Tax
                                                 Amount        Benefit         Amount
                                              -----------    -----------    -----------
Other comprehensive income at
   December 31, 2003                          $      --      $      --      $      --
Unrealized holding gains arising during the
    Three months ended March 31, 2004             106,373        (36,167)        70,206
                                              -----------    -----------    -----------
Other comprehensive income at
   March 31, 2004                                 106,373        (36,167)        70,206
Unrealized holding losses during the
   Three months ended June 30, 2004               (86,020)        29,247        (56,773)
                                              -----------    -----------    -----------
Other comprehensive income at
   June 30, 2004                              $    20,353    $    (6,920)   $    13,433
                                              ===========    ===========    ===========

Other comprehensive income loss at
   December 31, 2002                          $(1,728,130)   $   593,180    $(1,134,950)
Unrealized holding gains arising during the
    Three months ended March 31, 2003              75,278        (25,594)        49,684
                                              -----------    -----------    -----------
Other comprehensive income (loss) at
   March 31, 2003                              (1,652,852)       567,586     (1,085,266)
Unrealized holding losses during the
  Three months ended June 30, 2003                (46,260)        15,728        (30,532)
                                              -----------    -----------    -----------
Other comprehensive loss at
  June 30, 2003                               $(1,699,112)   $   583,314    $(1,115,798)
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

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          2004          2003
                                                      -----------    ----------
Net income(loss) as reported                          $   286,475    $   38,140
Deduct:  Total stock-based employee compensation
Expense determined under fair value based method
For all awards, net of related tax effects                   --          (2,025)
                                                      -----------    ----------
Pro forma net loss                                    $   286,475    $   21,443
                                                      ===========    ==========

Earnings per share:
     Basic - as reported                              $       .06    $      .01
     Basic - pro forma                                $       .06    $      .01
     Diluted - as reported                            $       .06    $      .01
     Diluted pro forma                                $       .06    $      .01

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




Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
---------------------

Quarter ended June 30, 2004 vs 2003:
------------------------------------
Sales for the second quarter of 2004 increased by $ 499,178 or 8.8% when compared to the corresponding quarter of 2003. This was the result of a $ 531,101 increase in jewelry sales and a $ 31, 923 decrease in precious metals sales. These changes were due to a nation-wide improvement in the retail environment and price decreases in precious metal products. Pawn service fees increased by 13.1% due to an increase in loan volume. Cost of sales increased primarily due to the increase in sales. Gross margins increased from 19.0% in 2003 to 19.2% in 2004 due to the increase in sales of jewelry products.

Income taxes are provided at the corporate rate of 34% for both 2004 and 2003

Loss from discontinued operations during 2004 and 2003 in the amount of $ 46,106 and $ 24, 444 net of income taxes is the combined results of three subsidiaries of the Company, DLS Financial Services, Inc., eye media, inc. and Silverman Consultants, Inc. The operations of these companies have been discontinued.


Six months ended June 30, 2004 vs 2003:

Sales for the six months ended June 30, 2004 increased by $ 2,150,585 or 20.0% when compared to the corresponding period of 2003. This was the result of a $
1,552,294 increase in jewelry sales and a $ 598,291 increase in precious metals sales. These changes were due to a nation-wide improvement in the retail environment and price increases in precious metal products during the first quarter of 2004. Pawn service fees increased by 13.4% due to an increase in loan volume. Cost of sales increased primarily due to the increase in sales. Gross margins increased from 18.8% in 2003 to 19.2% in 2004 due to the increase in sales of jewelry products.

Income taxes are provided at the corporate rate of 34% for both 2004 and 2003

Loss from discontinued operations during 2004 and 2003 in the amount of $ 78,101 and $ 58,803 net of income taxes is the combined results of three subsidiaries of the Company, DLS Financial Services, Inc., eye media, inc. and Silverman
Consultants, Inc. The operations of these companies have been discontinued.




Liquidity and Capital Resources
-------------------------------

The Company's short-term debt totaled $2,741,758 as of June 30, 2004. The ability of the Company to finance its operations and working capital needs are dependent upon management's ability to negotiate extended terms or refinance its short-term debt. The Company has historically renewed, extended or replaced short-term debt as it matures and management believes that it will be able to do so in the future as short-term debt matures.

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

Contractual Cash Obligations                                        Payments due by year end
----------------------------                     ---------------------------------------------------------------------------
                                       Total        2004         2005         2006         2007         2008      Thereafter
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Notes payable                       $2,741,758   $  266,758   $2,475,000         --           --           --           --
Long-term debt and capital leases    1,419,651      198,122   $  484,737   $  137,906   $  135,330   $  135,606   $  327,950
Federal income taxes                   360,568      360,568         --           --           --           --           --
Operating leases                       295,504      117,047      148,205       18,886       11,366         --           --
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                    $4,817,481   $  947,507   $2,757,942   $  156,792   $  146,696   $  135,606   $  327,950
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


PART II.   OTHER INFORMATION
----------------------------

Item 4. Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders of the Company was held on June 21, 2004. Shareholders were asked to vote upon the election of directors and the approval of the Company's Stock option plan. The following is a tabulation of votes cast at the meeting:

                                        For          Against        Abstain
                                     ---------      ---------      ---------
Election of Directors
L.S. Smith                           4,675,119        2,299
W.H. Oyster                          4,599,698        2,299
John Benson                          4,599,698          537
James Walsh                          4,599,698          537
William Cordeiro                     4,599,698          537

Approval of Stock Option Plan        4,641,198       40,650           532
-----------------------------

         As a result of the vote, all persons named above were elected as directors and the Company's Stock option plan was approved.


Item 6.  Exhibits and Reports on  Form 8-K.

Exhibits:

31.1 Certificate of L.S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

31.2     Certificate   of  John   Benson   pursuant   to  Section   302  of  the
         Sarbanes-Oxley Act of 2002, Chief Financial Officer .

32.2 Certificate of L.S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

32.2     Certificate   of  John   Benson   pursuant   to  Section   906  of  the
         Sarbanes-Oxley Act of 2002, Chief Financial Officer.





Reports on Form 8-K :

         8-K dated July 30, 2004
         Item reported:

Acquisition or Disposition of Assets:

On July 28, 2004 DGSE COMPANIES, INC. ("the Company") sold the goodwill, trade name and other non-financial assets of the Company's wholly owned subsidiary Silverman Consultants, Inc. involved in the business of conducting in-store liquidation for others. These assets were purchased by Silverman Group, LLC ("the Buyer"). The Buyer is unrelated to the Company or to any officer or director of the Company. The Company's cost basis in the assets sold was $314,000. The purchase price for these assets is based on a percentage of Silverman's revenues over the next five years to a maximum of $ 600,000 and a minimum of $ 400,000 with $ 150,000 paid at closing and a note for the remaining balance.

                                   SIGNATURES


         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

By:      /s/ L. S. Smith                    Dated: August 6, 2004
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: August 6, 2004
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: August 6, 2004
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: August 6, 2004
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)