Form 10QSB
period 2004-09-30
DGSE COMPANIES INC
filed 2004-11-12
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       September 30, 2004
                               ----------------------------------

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number                  1-11048
                       ------------------------------------------

                              DGSE Companies, Inc.
                         (Name of small business issuer)


        Nevada                                              88-0097334
----------------------------                     -------------------------------
(State or other jurisdiction                     (I.R.S. Employer Identification
of incorporation or organization)                Number)



     2817 Forest Lane, Dallas, Texas                          75234
------------------------------------------------         ----------------
(Address of principal executive offices)                    (Zip Code)

(Issuer's telephone number, including area code) (972) 484-3662
                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at October  26, 2004
----------------------------                ------------------------------------
Common Stock, $.01 per value                             4,913,290


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)

ASSETS                                                      September 30,     December 31,
                                                                2004             2003
                                                            -------------    -------------
CURRENT ASSETS
    Cash and cash equivalents                               $     244,913    $     735,293
    Trade receivables                                             796,019          774,586
    Other receivables                                                --            204,430
    Inventories                                                 7,074,398        6,673,865
    Prepaid expenses                                              200,379          149,277
                                                            -------------    -------------

           Total current assets                                 8,315,709        8,537,451

MARKETABLE SECURITIES - AVAILABLE FOR SALE                        140,002          243,446

PROPERTY AND EQUIPMENT - AT COST, NET                             977,577          989,966

DEFERRED INCOME TAX BENEFIT                                        12,428             --

GOODWILL                                                          837,117        1,151,120

OTHER ASSETS                                                      299,297          149,546
                                                            -------------    -------------

                                                            $  10,582,130    $  11,071,529
                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                           $   2,591,758    $     541,546
    Current maturities of long-term debt                          190,845          197,315
    Accounts payable - trade                                      317,745          859,269
    Accrued expenses                                              130,408          705,756
    Customer deposits                                             110,624          150,088
    Federal income taxes payable                                  412,672          512,991

           Total current liabilities                            3,754,052        2,966,965

Long-term debt, less current maturities                         1,137,796        2,719,482
Deferred income taxes                                                --             22,743
                                                            -------------    -------------

           Total liabilities                                    4,891,848        5,709,190
SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,913,290 shares at
       eptember 30, 2004 and December 31, 2003                     49,133           49,133
    Additional paid-in capital                                  5,708,760        5,708,760
    Accumulated other comprehensive (loss)                        (68,273)            --
    Retained earnings (deficit)                                       662         (395,554)
                                                            -------------    -------------
           Total shareholders' equity                           5,690,282        5,362,339

                                                            $  10,582,130    $  11,071,529
                                                            =============    =============

The accompanying notes are an integral part of these consolidated financial statements


DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30,
(Unaudited)


                                                            2004           2003
                                                         -----------    -----------
Revenue
    Sales                                                $ 6,239,150    $ 5,449,372
    Pawn services charges                                     68,463         46,846
                                                         -----------    -----------
                                                           6,307,613      5,496,218
Costs and expenses
    Cost of goods sold                                     4,973,392      4,285,006
    Selling, general and administrative expenses             987,094        884,931
    Depreciation and amortization                             35,031         21,390
                                                         -----------    -----------
                                                           5,995,517      5,191,327

Operating income                                             312,096        304,891
                                                         -----------    -----------


Other income (expense)
   Gain on sale of assets                                     39,098           --
   Interest expense                                          (73,005)       (73,005)
                                                         -----------    -----------
           Total other income (expense)                      (33,907)       (73,005)

           Income before income taxes                        278,189        231,886

Income tax expense                                            94,584         78,841
                                                         -----------    -----------

           Net income from continuing operations             183,605        153,045

Loss from discontinued operations, net of income taxes       (73,864)       (58,239)
                                                         -----------    -----------

           Net income                                    $   109,741    $    94,806
                                                         ===========    ===========


Earnings per common share
     Basic and diluted
          From continuing operations                     $       .04    $       .03
          From discontinued operations                          (.02)          (.01)
                                                         -----------    -----------
                                                         $       .02    $       .02
                                                         ===========    ===========

     Weighted average number of common shares:
            Basic                                          4,913,290      4,913,290
     Diluted                                               5,155,141      4,913,290



The accompanying notes are an integral part of these consolidated financial statements
                                       3


DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine  months ended September 30,
(Unaudited)



                                                             2004            2003
                                                         ------------    ------------
Revenue
    Sales                                                $ 19,160,794    $ 16,221,338
    Pawn services charges                                     163,177         130,358
                                                         ------------    ------------
                                                           19,323,971      16,351,696

Costs and expenses
    Cost of goods sold                                     15,414,425      13,029,294
    Selling, general and administrative expenses            2,792,576       2,623,105
    Depreciation and amortization                             107,428         106,488
                                                         ------------    ------------
                                                           18,314,429      15,758,887
                                                         ------------    ------------

Operating income                                            1,009,542         592,809
                                                         ------------    ------------


Other income (expense)
   Gain on sale of assets                                      39,098            --
   Interest expense                                          (218,063)       (214,040)
                                                         ------------    ------------
           Total other income (expense)                      (178,965)       (214,040)

           Income before income taxes                         830,577         378,769

Income tax expense                                            282,396         128,781
                                                         ------------    ------------

           Net income from continuing operations              548,181         249,988

Loss from discontinued operations, net of income taxes       (151,965)       (117,042)
                                                         ------------    ------------

                     Net income                          $    396,216    $    132,946
                                                         ============    ============
Earnings per common share
     Basic and diluted

         From continuing operations                      $        .11    $        .05
         From discontinued operations                            (.03)           (.02)
                                                         ------------    ------------
                                                         $        .08    $        .03
                                                         ============    ============


     Weighted average number of common shares:
         Basic                                              4,913,290       4,913,290
         Diluted                                            5,159,458       4,913,290



The accompanying notes are an integral part of these consolidated financial statements


DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine  months ended September 30,
(Unaudited)

                                                                      2004           2003
                                                                  -----------    -----------
Cash Flows From Operations
Reconciliation of net loss to net cash
    used in  operating activities
        Net income (loss)                                         $   396,216    $   132,946
        Depreciation and amortization                                 107,428        128,178
        Gain on sale of assets                                        (32,529)          --
        Deferred taxes                                                   --          156,495
        Other                                                           8,704         (8,013)
        (Increase) decrease in operating assets and liabilities
            Trade receivables                                         221,074        187,552
            Inventories                                              (400,533)      (731,923)
            Prepaid expenses and other current assets                 (51,102)       (91,764)
            Accounts payable and accrued expenses                  (1,116,872)      (537,741)
            Change in customer deposits                               (39,464)       128,079
            Federal income taxes payable                             (100,319)      (258,274)
                                                                  -----------    -----------
               Total net cash used in operating activities         (1,007,397)      (894,465)

Cash flows from investing activities
            Purchase of property and equipment                        (95,039)       (16,583)
            Proceeds from sale of assets                              150,000           --
                                                                  -----------    -----------

               Net cash (used) provided by investing activities        54,961        (16,583)

Cash flows from financing activities
            Proceeds from notes issued                              1,068,660        759,054
            Payments on notes payable                                (606,604)      (302,282)
                                                                  -----------    -----------
Net cash provided by financing activities                             462,056        456,772
                                                                  -----------    -----------

Net decrease in cash and cash equivalents                            (490,380)      (454,276)

Cash and cash equivalents at beginning of year                        735,293        498,408
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $   244,913    $    44,132
                                                                  ===========    ===========

Supplemental disclosures:

Interest paid for the nine months ended September 30, 2004 and 2003 was $218,063 and $ 214,040, respectively.
Income taxes paid for the nine months ended September 30, 2004 and 2003 were $304,430 and $174,683, respectively.
In July 2004 the Company sold the goodwill and trade name of Silverman Consultants, Inc. for $ 150,000 in cash and a note with a discounted value of $ 197,162.

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

The Company's operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.


(2)  - Earnings per share

No schedule provided for the periods ended September 30, 2004 and 2003 because the effect on earnings per share is not dilutive.


(3)  - Business segment information

The Company's operations by business segment for the three months ended September 30, were as follows:

                                    Discontinued      Corporate
                       Jewelry       Operations       & Other       Consolidated
                     ------------   ------------    ------------    ------------

Revenues
   2004              $  6,307,613           --              --      $  6,307,613
   2003              $  5,496,218           --              --      $  5,496,218

Net income (loss)
   2004              $    179,594   $    (73,864)   $      4,011    $    109,741
   2003              $    159,799   $    (58,239)   $     (6,754)   $     94,806

Identifiable assets
   2004              $ 10,172,811   $     10,932        $398 387    $ 10,582,130
   2003              $  9,858,205   $    422,910    $    230,730    $ 10,511,845

Capital expenditures
   2004              $     26,392   $       --      $       --      $     26,392
   2003              $      6,483   $       --      $       --      $      6,483
Depreciation and
amortization
   2004              $     33,156   $       --      $      1,875    $     35,031
   2003              $     21,390   $       --      $       --      $     21,390

The Company's operations by business segment for the nine months ended September 30, were as follows:

                                    Discontinued      Corporate
                       Jewelry       Operations       & Other       Consolidated
                     ------------   ------------    ------------    ------------
Revenues
   2004              $ 19,323,971   $       --      $       --      $ 19,323,971
   2003              $ 16,351,696   $       --      $       --      $ 16,351,696

Net income (loss)
   2004              $    586,673   $   (151,965)   $    (38,492)   $    396,216
   2003              $    264,254   $   (117,042)   $    (14,266)   $    132,946

Identifiable assets
   2004              $ 10,172,811   $     10,932        $398 387    $ 10,582,130
   2003              $  9,858,205   $    422,910    $    230,730    $ 10,511,845

Capital expenditures
   2004              $     95,039   $       --      $       --      $     95,039
   2003              $     16,583   $       --      $       --      $     16,583
Depreciation and
amortization
   2004              $    101,803   $       --      $      5,625    $    107,428
   2003              $    106,488   $       --      $       --      $    106,488




(4) Other Comprehensive income:

Other comprehensive income is as follows:


                                                                  Tax
                                                Before Tax     (Expense)      Net-of-Tax
                                                  Amount        Benefit        Amount
                                               -----------------------------------------
Other comprehensive income at
   December 31, 2003                           $      --      $      --      $      --
Unrealized holding gains arising during the
    Three months ended March 31, 2004              106,373        (36,167)        70,206
                                               -----------    -----------    -----------
Other comprehensive income at
   March 31, 2004                                  106,373        (36,167)        70,206
Unrealized holding losses during the
   Three months ended June 30, 2004                (86,020)        29,247        (56,773)
                                               -----------    -----------    -----------
Other comprehensive income at
   June 30, 2004                                    20,353         (6,920)        13,433
Unrealized holding losses during the
   Three months ended September 30, 2004          (123,796)        42,090        (81,706)
                                               -----------    -----------    -----------
Other comprehensive loss at
   September 30, 2004                          $  (103,443)   $    35,170    $   (68,273)
                                               ===========    ===========    ===========






 Other comprehensive income loss at
   December 31, 2002                           $(1,728,130)   $   593,180    $(1,134,950)
Unrealized holding gains arising during the
    Three months ended March 31, 2003               75,278        (25,594)        49,684
                                               -----------    -----------    -----------
Other comprehensive income (loss) at
   March 31, 2003                               (1,652,852)       567,586     (1,085,266)
Unrealized holding losses arising during the
   Three months ended June 30, 2003                (46,260)        15,728        (30,532)
                                               -----------    -----------    -----------
Other comprehensive income (loss) at
   June 30, 2003                               $(1,699,112)   $   583,314    $(1,115,798)
Unrealized holding (loss) arising during the
   Three months ended September 30, 2003           (15,970)         5,430        (10,540)
                                               -----------    -----------    -----------
Other comprehensive income (loss) at
  September 30, 2003                           $(1,715,082)   $   588,744    $(1,126,338)
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

                                                            Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                           2004          2003
                                                       -----------   -----------
Net income(loss) as reported                           $   396,216   $   132,946
Deduct:  Total stock-based employee compensation
Expense determined under fair value based method
For all awards, net of related tax effects                    --            --
                                                       -----------   -----------
Pro forma net loss                                     $   396,216   $   132,946
                                                       ===========   ===========


Earnings per share:
     Basic - as reported                                      $.08          $.03
     Basic - pro forma                                        $.08          $.03
     Diluted - as reported                                    $.08          $.03
     Diluted pro forma                                        $.08          $.03

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
---------------------

Quarter ended September 30, 2004 vs 2003:
-----------------------------------------

Sales for the third quarter of 2004 increased by $ 789,778 or 14.5% when compared to the corresponding quarter of 2003. This was the result of a $
209,447 increase in jewelry sales and a $ 580,331 increase in precious metals sales. These changes were due to a nation-wide improvement in the retail environment and price increases in precious metal products. Pawn service fees increased by 46.1% due to an increase in loan volume. Cost of sales increased primarily due to the increase in sales. Gross margins decreased from 21.4% in 2003 to 20.32% in 2004 due to the increase in sales of precious metal products. Selling, general and administrative expenses increased $ 102,163 or 11.5% during the 2004 quarter due primarily to higher payroll and related cost.

Income taxes are provided at the corporate rate of 34% for both 2004 and 2003

Loss from discontinued operations during 2004 and 2003 in the amount of $ 73,864 and $ 58,239 net of income taxes is the combined results of three subsidiaries of the Company, DLS Financial Services, Inc., eye media, inc. and Silverman Consultants, Inc. The operations of these companies have been discontinued.


Nine months ended September 30, 2004 vs 2003:
---------------------------------------------

Sales for the nine months ended September 30, 2004 increased by $ 2,939,456 or 18.1% when compared to the corresponding period of 2003. This was the result of a $ 1,573,869 increase in jewelry sales and a $ 1,365,587 increase in precious metals sales. These changes were due to a nation-wide improvement in the retail environment and price increases in precious metal products.. Pawn service fees increased by 25.2% due to an increase in loan volume. Cost of sales increased primarily due to the increase in sales. Gross margins were 19.7% in 2003 compared to 19.6% in 2004. Selling, general and administrative expenses increased $ 169,471 or 6.5% for the first nine months of 2004 due primarily to higher payroll and related costs.

Income taxes are provided at the corporate rate of 34% for both 2004 and 2003

Loss from discontinued operations during 2004 and 2003 in the amount of $ 151,965 and $ 117,042 net of income taxes is the combined results of three subsidiaries of the Company, DLS Financial Services, Inc., eye media, inc. and Silverman Consultants, Inc. The operations of these companies have been discontinued.

Liquidity and Capital Resources
-------------------------------

The Company's short-term debt totaled $2,782,603 as of September 30, 2004. The ability of the Company to finance its operations and working capital needs are dependent upon management's ability to negotiate extended terms or refinance its short-term debt. The Company has historically renewed, extended or replaced short-term debt as it matures and management believes that it will be able to do so in the future as short-term debt matures.

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



Contractual Cash Obligations                                        Payments due by year end
----------------------------                     ---------------------------------------------------------------------------
                                       Total        2004         2005         2006         2007         2008      Thereafter
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Notes payable                       $2,591,758   $  266,758   $2,325,000         --           --           --           --
Long-term debt and capital leases    1,328,641       47,711   $  544,138   $  137,906   $  135,330   $  135,606   $  327,950
Federal income taxes                   412,672      412,672         --           --           --           --           --
Operating leases                       236,980       58,523      148,205       18,886       11,366         --           --
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                    $4,570,051   $  785,664   $3,017,343   $  156,792   $  146,696   $  135,606   $  327,950
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

31.1 Certificate of L.S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

31.2     Certificate   of  John   Benson   pursuant   to  Section   302  of  the
         Sarbanes-Oxley Act of 2002, Chief Financial Officer .

32.2 Certificate of L.S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

32.2     Certificate   of  John   Benson   pursuant   to  Section   906  of  the
         Sarbanes-Oxley Act of 2002, Chief Financial Officer.

         Reports on Form 8-K: Form 8-K dated July 30, 2004 - Item reported - Acquisition or Disposition of Assets
         Form 8-K dated October 14, 2004 - Item reported Change in Certifying Accountants
         Form 8-K/A-1 dated October 22. 2004 - Item reported Change in Certifying Accountants
         Form 8-K/A-2 dated November 1, 2004 - Item reported Change in Certifying Accountants




                                   SIGNATURES


         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

By: /s/ L. S. Smith                    Dated: November 12, 2004
   -------------------------
   L. S. Smith
   Chairman of the Board,
   Chief Executive Officer and
   Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ L. S. Smith                    Dated: November 12, 2004
   -------------------------
   L. S. Smith
   Chairman of the Board,
   Chief Executive Officer and
   Secretary


By: /s/ W. H. Oyster                   Dated: November 12, 2004
   -------------------------
   W. H. Oyster
   Director, President and
   Chief Operating Officer


By: /s/ John Benson                    Dated: November 12, 2004
   -------------------------
   John Benson
   Chief Financial Officer
   (Principal Accounting Officer)