Form 10-K
period 2004-12-31
DGSE COMPANIES INC
filed 2005-04-15
CIK 701719

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

(X) Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal year ended          December 31, 2004         or
                          ----------------------------------

( ) Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                  to
                               ----------------    ----------------
Commission file number     1-11048
                       ----------------

                              DGSE Companies, Inc.
                 (formerly Dallas Gold & Silver Exchange, Inc.)
                 ----------------------------------------------
             (Exact Name of registrant as specified in its charter)

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

Registrant's telephone number, including area code (972) 484-3662
                                                   --------------

Securities registered under Section 12(b) of the Exchange Act:
 Title of each class           Name of each exchange on which registered
 -------------------           -----------------------------------------
       None                                     None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock,  $ .01 par value
-------------  ---------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) N0 (X)

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $ 9,265,900

As of March 3, 2005, 4,913,290 shares of Common Stock were outstanding.

Documents incorporated by reference: Portions of the proxy statement for the annual shareholders' meeting to be held June 16, 2005 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

DGSE Companies, Inc (formerly Dallas Gold and Silver Exchange, Inc.) (the "Company") sells jewelry and bullion products to both retail and wholesale customers throughout the United States and makes collateralized loans to individuals. The Company's products are marketed through its facilities in Dallas and Carrollton, Texas and Mt. Pleasant South Carolina and through its internet web sites dgse.com; USBullionExchange.com; and, FairchildWatches.com.

The Company operates three internet sites on the World Wide Web. Through dgse.com the Company operates a virtual store and a real-time auction of its jewelry products. Customers and the Company buy and sell items of jewelry and are free to set their own prices in an interactive market. The Company also offers customers the key unlimited trading power to buy and sell precious metal assets. Customers have access to the Company's competitive two-way markets in all of the most popularly traded precious metal products as well as current quotations for precious metals prices on its internet site USBullionExchange.com. FairchildWatches.com provides wholesale customers a virtual catalog of the Company's fine watch inventory. Over 7,500 items are available for sale on the Company's internet sites including $ 10,000,000 in diamonds.

The Company's wholly-owned subsidiary, National Jewelry Exchange, Inc. ("NJE") operates a pawn shop in Carrollton, Texas. The Company has focused the operations of NJE on sales and pawn loans of jewelry products.

In January 2005 the Company began offering unsecured payday loans through its wholly owned subsidiary American Pay Day Centers, Inc.

In July 2004 the Company sold the goodwill and trade name of Silverman Consultants, Inc. for $ 150,000 in cash and a note with a discounted value of $203,100.


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

Bullion products are purchased and sold based on current market price. The availability of precious metal products is a function of price as virtually all bullion items are actively traded. Precious metals sales amounted to 26.4% of total revenues for 2004, 25.4% in 2003 and 18.5% in 2002 (For further details, see Item 6 below).

Products and Services (continued...)
---------------------

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

In January 2005 the Company began offering unsecured payday loans through its wholly-owned subsidiary, American Pay Day Centers, Inc. Payday loans are made based on a limited review of several factors, including a customer's employment and check-writing history, and generally are made for periods of less than 30 days, averaging about 14 days. The services charge for these loans ranges between $ 15 and $ 25 per $ 100 loaned. The Company currently operates one Mono-line payday loan store in New Mexico and plans to add between 3 and 8 new payday stores within the next year.

The Company's primary presence on the Internet is through its website dgse.com. This web site serves as a Corporate information site, a retail store where the Company sells its products and an auction site for jewelry and other products. The Internet store functions as a CyberCashTM authorized site which allows customers to purchase products automatically and securely on line. Auctions close at least five times per week.

The Company's internet activities also includes a web site, USBullionExchange.com, which allows customers unlimited access to current quotations for prices on approximately 200 precious metals, coins and other bullion related products. In March 2005 this web site was significantly expanded to allow customers to enter immediate real-time buy and sell orders in dozens of precious metal products. This newly redesigned functionality allows our customers to fix prices in real time and to manage their precious metals portfolios in a comprehensive way.

The Company also offers wholesale customers a virtual catalog of the Company's fine watch inventory through its web site Fairchildwatches.com.

The Company did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 2004, 2003 or 2002.

During 2003 the Company discontinued the operations of its internet software company eye media, inc. and its financial consulting company DLS Financial Services, Inc. These two companies had not solicited or received any new clients during the past two years and do not anticipate doing so in the future. Silverman Consultants, Inc. which offered consulting liquidation services was sold in July 2004.

Sales and Marketing
-------------------

All Company activities rely heavily on local television, radio and print media advertising. Marketing activities emphasize the Company's broad and unusual array of products and services and the attractiveness of its pricing and service.

The Company markets its bullion trading services through a combination of advertising in national coin publications, local print media, coin and bullion wire services and its internet web site. Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry. Cash on confirmation means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals. Customer orders for bullion trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's credit standing. Consequently, there was no significant backlog for bullion orders as of December 31, 2004, 2003 or 2002. Company backlogs for fabricated jewelry products were also not significant as of December 31, 2004, 2003 and 2004.


Seasonality
-----------

The retail and wholesale jewelry business are seasonal. The Company realized 32.5%, 36.4% and 33.2% of its annual sales in the fourth quarters of 2004, 2003 and 2002, respectively.

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


Employees
---------

As of December 31, 2004, the Company employed 50 individuals, all of whom were full time employees.

Available Information
---------------------

The Company's website is located at www.dgse.com. Through this website, the Company makes available free of charge all of its Securities and Exchange Commission filings. In addition, a complete copy of the Company's Code of Ethics is available through this website.

ITEM 2.  PROPERTIES

The Company owns a 6,000 square foot building in Dallas, Texas which houses retail jewelry, consumer lending and bullion trading operations and its principal executive offices. The land and building are subject to a mortgage maturing in January 2014, with a balance outstanding of approximately $ 465,724 as of December 31, 2004. The Company also leases 2,000 square feet of space in an office complex next door to its headquarters in Dallas, Texas. The lease expires in November 30, 2008 and requires monthly lease payments in the amount of $2,707.

The Company leases a 3,300 square foot facility in Carrollton, Texas which houses National Jewelry Exchange. The lease expires on July 31, 2007 and requires monthly lease payments in the amount of $ 2,645.

CGDE operates in a leased 11,000 square foot facility in Mt. Pleasant, South Carolina. The lease expires in August 2005 and requires monthly lease payments in the amount of $ 16,263.

American Pay Day Centers operates in a leased 600 square foot in Albuquerque, New Mexico. The lease expires on August 15, 2005 and requires monthly lease payments in the amount of $ 750.

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

The following quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not reflect actual transactions. High and low bid quotations for the last two years were:

                                      2004                    2003
                                      ----                    ----
                                High        Low         High        Low
                                ----        ---         ----        ---


         First Quarter         4.190       2.200        3.040      1.150

         Second Quarter        3.250       2.520        3.040      1.120

         Third Quarter         3.400       2.290        1.400      1.150

         Fourth Quarter        3.490       2.270        1.210      1.000


On March 3, 2005,  the closing sales price for the Company's  common stock was $
2.470 and there were 806 shareholders of record.

Securities authorized for issuance under equity compensation plans.
-------------------------------------------------------------------

The Company has granted options to certain officers, directors and key employees to purchase shares of the Company's common stock. Each option vests according to a schedule designed by the board of directors of the Company, not to exceed three years. Each option expires 180 days from the date of termination of the employee or director. The exercise price of each option is equal to the market value of the Company's common stock on the date of grant. These option grants have been approved by security holders.

The following table summarizes options outstanding as of December 31, 2004:

Plan          Number of            Weighted average    Number of securities
Category      securities to be     exercise price of   remaining available
              issued upon          outstanding         for future issuance
              exercise of options  options, warrants   under equity compensation
              warrants & rights    & rights            plans
-----------   -------------------  -----------------   -------------------------
Equity
Compensation
Plans Approved
By Security
Holders          1,420,634              $ 2.09                 279,336

Equity
Compensation
Plans Not
Approved By
Security
Holders            None                                         None
             -------------------  -----------------   --------------------------
Total           1,420,634              $ 2.09                  279,336
             ===================  =================   ==========================


ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and accompanying notes included elsewhere in this Form 10-K.


                             SELECTED FINANCIAL DATA

                                                     Years Ended December 31,
                                            ------------------------------------------
                                             2000     2001     2002     2003     2004
                                            ------   ------   ------   ------   ------
                                         (Amounts in thousands, except per share figures)
Operating Data:
Sales                                       20,427   19,134   21,083   25,244   28,386
Pawn service fees                               96      120      156      182      256
                                            ------   ------   ------   ------   ------
Total revenues                              20,523   19,254   21,239   25,426   28,642
Cost of goods sold                          15,958   14,743   16,239   20,050   22,743
                                            ------   ------   ------   ------   ------
Gross profit                                 4,565    4,511    5,000    5,376    5,899
Selling, general & administrative
  Expenses                                   3,689    3,601    3,948    4,054    4,724
Depreciation & amortization
                                               217      235      158      160      123
                                            ------   ------   ------   ------   ------
                                             3,906    3,836    4,106    4,214    4,847
Operating Income                               659      675      894    1,162    1,052
Other income (expense):
Unrealized loss on investments                                         -1,635
Other income                                     4        3      402                24
Interest expense                              -311     -298     -263     -268     -248
                                            ------   ------   ------   ------   ------
Total other income (expense)                  -307     -295      139     -1,903   -224
Income (loss) before income taxes              352      380    1,033     -741      828
Income tax expense (benefit)                   172      119      327   -  334      228
                                            ------   ------   ------   ------   ------
Income (loss) from continuing
  Operations                                   180      260      706     -407      600
Loss from discontinued operations,
  Net of income taxes                           72     -586     -277     -117     -249
                                            ------   ------   ------   ------   ------
Net income (loss)                              252     -325      429     -524      351

Earnings (loss) per common share
  Basic
From continuing operations                     .04      .05      .14     -.09      .12
From discontinued operations                   .01     -.12     -.05     -.02     -.05
                                            ------   ------   ------   ------   ------
  Diluted                                      .05     -.07      .09     -.11      .07

From continuing operating                      .04      .05      .14     -.09      .12
From discontinued operations                   .01     -.12     -.05     -.02     -.05
                                            ------   ------   ------   ------   ------
  Diluted                                      .05     -.07      .09     -.11      .07

Weighted average number of common shares:
Basic                                        4,682    4,925    4,914    4,913    4,913
Diluted                                      5,043    4,925    4,917    4,913    5,135

(a) Beginning in Fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, which ceased amortization of certain indefinite lived intangible assets. Amortization expense for Fiscal 2000 and 2001 are stated on the historical accounting method, and are not directly comparable to Fiscal 2002, 2003, 2004 and 2005 amounts.



                                              Years Ended December 31,
                                   ------------------------------------------
                                    2000     2001     2002     2003     2004
                                   ------   ------   ------   ------   ------
                                (Amounts in thousands, except per share figures)

BALANCE SHEET DATA:
Inventory                           7,087    6,297    6,336    6,674    6,791
Working Capital                     2,054    1,968    5,055    5,570    6,234
Long-term debt                        950      764    3,067    2,719    2,749
Shareholders' equity                4,992    4,469    4,752    5,362    5,591


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

During 2004, the Company sold the operations of Silverman Consultants, Inc. and, during 2003, the Company made the decision to discontinue the operations of its subsidiaries, DLS Financial Services, Inc. and eye media, inc. As a result, operating results from these subsidiaries have been reclassified to discontinued operations for all periods presented. As of December 31, 2004 and 2003, there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.


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


Results of Operations
---------------------

2004 vs 2003 Sales increased by $3,142,000 (12.4%) in 2004. This increase was the result of a $ 834,293 increase in the sale of precious metals products and a $2,307,707 increase in sales of jewelry products. These increases were the result of a nation-wide improvement in the retail environment and significant price increases in the precious metals market. Pawn service fees increases by $ $75,000 in 2004 due to an increase in pawn loans outstanding during the year. Cost of goods increased by $ 2,693,000 during 2004 primarily due to the increase in sales volume. Gross margins decreased from 25.9% in 2003 to 24.8% in 2004 due to the increase in the precious metals sales volume as a percentage of total sales.

Selling, general and administrative expenses increased by $ 671,000 due to an increase in staff, higher advertising cost, higher property taxes and higher legal and professional cost. Depreciation and amortization decreased by $ 37,000 during 2004 due to certain assets becoming fully depreciated. Interest expense declined by $ 21,000 due to a reduction in debt outstanding during the year.

During 2003 management determined that the decline in the market value of its investments in marketable equity securities was other than temporary, and as a result these investment were written-down to their fair value. This write-down resulted in a charge to 2003 earnings in the amount of $ 1,134,950, net of income taxes, or $ .23 per share.

Loss from discontinued operations during 2004, and 2003 in the amounts of $ 248,890 and $ 117,097 net of income taxes is the combined results of operations of three subsidiaries of the Company. DLS Financial Services, Inc. which offered financial consulting services, and eye media, inc. which offered internet software have not solicited or received any new clients during the past two years and do not anticipate doing so in the future. Silverman Consultants, Inc., which offered consulting liquidation services was sold in July 2004.

2003 vs 2002
------------
Sales increased by $ 4,161,000 (19.7%) in 2003. This increase was the result of a $ 2,300,000 increase in precious metals sales and a $ 1,861,000 increase in jewelry sales. These increases were the result of a nation-wide improvement in the retail environment and significant price increases in the precious metals markets. Pawn service fees increase by $ 25,537 in 2003 due to an increase in pawn loans outstanding during the year. Cost of goods increased by $ 3,811,000 during 2003 primarily due to the increase in sales volume. Gross margins decreased from 29.8% in 2002 to 25.9% in 2003 due to the increase in the precious metals sales volume as a percentage of total sales. Selling, general and administrative expenses increased by $ 106,000 due to an increase in payroll and related cost. Other income in the amount of $ 401,849 during 2002 was the result of retirement of debt at a discount.

During 2003 management determined that the decline in the market value of its investments in marketable equity securities was other than temporary, and as a result these investment were written-down to their fair value. This write-down resulted in a charge to 2003 earnings in the amount of $ 1,134,950, net of income taxes, or $ .23 per share.

Loss from discontinued operations during 2003, and 2002 in the amounts of $ 117,097 and $ 276,992 net of income taxes is the combined results of operations of three subsidiaries of the Company. DLS Financial Services, Inc. which offered financial consulting services, and eye media, inc. which offered internet software have not solicited or received any new clients during the past two years and do not anticipate doing so in the future. Silverman Consultants, Inc., which offered consulting liquidation services was sold in July 2004.


Liquidity and Capital Resources
-------------------------------


The Company's short-term debt, including current maturities of long-term debt totaled $624,265 as of December 31, 2004. During March 2005 the Company re-financed its outstanding bank debt. This new credit facility in the amount of $3,500,000 extended the maturity of its bank debt to March 31, 2006 and provided the Company with additional working capital.

Management of the Company expects capital expenditures to total approximately $100,000 during 2005. It is anticipated that these expenditures will be funded from working capital and its new credit facility.

The ability of the Company to finance its operations and working capital needs are dependent upon management's ability to negotiate extended terms or refinance its debt. The Company has historically renewed, extended or replaced short-term debt as it matures and management believes that it will be able to continue to do so in the near future.

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

Major provisions of theses  statements and their effective dates are as follows:


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

The Company performs an annual evaluation for the impairment of Long-Lived Assets, including goodwill, based on expectations of non-discounted future cash flows compared to the carrying value of these assets. The Company's cash flow estimates are based on historical cash flows, as well as future projected cash flows. Management believes that its procedures for estimating gross future cash flows are reasonable and consistent with current market conditions.

Goodwill consists of the following:

                                       Jewelry

Goodwill                               $837,117
                                       ========


Stock-based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. All options are priced at the market value of the underlying common stock at the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                  Year Ended December 31,
                                          -------------------------------------
                                             2004         2003          2002
                                          ----------   ----------    ----------

Net income (loss), as reported            $  350,829   $ (524,140)   $  429,311
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                      --           --        (236,611)
                                          ----------   ----------    ----------
         Pro forma net income (loss)      $  350,829   $ (524,140)   $  192,700
                                          ==========   ==========    ==========
         Earnings per share:
             Basic - as reported                 .07          (11)          .09
             Basic - pro forma                   .07         (.11)          .04
             Diluted - as reported               .07         (.11)          .09
             Diluted - pro forma                 .07         (.11)          .04

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

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section

27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by the Company or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and result of the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in the Company's business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

RISK FACTORS

- CHANGES IN CUSTOMER DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES COULD RESULT IN A SIGNIFICANT DECREASE IN REVENUES. Although the Company's customer base commonly uses its products and services, the Company's failure to meet changing demands of its customers could result in a significant decrease in its revenues.


- CHANGES IN GOVERNMENTAL RULES AND REGULATIONS APPLICABLE TO THE SPECIALTY FINANCIAL SERVICES INDUSTRY COULD HAVE A NEGATIVE IMPACT ON THE COMPANY'S LENDING ACTIVITIES. The Company's lending is subject to extensive regulation, supervision and licensing requirements under various federal, state and local laws, ordinances and regulations. New laws and regulations could be enacted that could have a negative impact on the Company's lending activities.


- FLUCTUATIONS IN THE COMPANY'S INVENTORY TURNOVER AND SALES

The Company regularly experiences fluctuations in its inventory balances, inventory turnover and sales margins, yields on loan portfolios and pawn redemption rates. Changes in any of these factors could materially and adversely affect the Company's profitability and ability to achieve its planned results.

- CHANGES IN THE COMPANY'S LIQUIDITY AND CAPITAL REQUIREMENTS COULD LIMIT ITS ABILITY TO ACHIEVE ITS PLANS. The Company requires continued access to capital, and a significant reduction in cash flows from operations or the availability of credit could materially and adversely affect the Company's ability to achieve its planned growth and operating results. Similarly, if actual costs to build new stores significantly exceed planned costs, this could materially restrict the Company's ability to build new stores or to operate new stores profitably. The Company's credit agreement also limits the allowable amount of capital expenditures in any given fiscal year, which could limit the Company's ability to build all planned new stores.

- CHANGES IN COMPETITION FROM VARIOUS SOURCES COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S ABILITY TO ACHIEVE ITS PLANS. The Company encounters significant competition in connection with its retail and lending operations from other pawnshops, cash advance companies and other forms of financial institutions and other retailers, many of which have significantly greater financial resources than the Company. Significant increases in these competitive influences could adversely affect the Company's operations through a decrease in the number or quality of payday loans and pawn loans or the Company's ability to liquidate forfeited collateral at acceptable margins.

- THE COMPANY'S EARNINGS COULD BE NEGATIVELY IMPACTED BY AN UNFAVORABLE OUTCOME OF LITIGATION, REGULATORY ACTIONS, OR LABOR AND EMPLOYMENT MATTERS.

- A FAILURE IN THE COMPANY'S INFORMATION SYSTEMS COULD PREVENT IT FROM EFFECTIVELY MANAGING AND CONTROLLING ITS BUSINESS OR SERVING ITS CUSTOMERS. We rely on our information systems to manage and operate our stores and business. Each store is part of an information network that permits us to maintain adequate cash inventory, reconcile cash balances daily, report revenues and expenses timely. Any disruption in the availability of our information systems could adversely affect our operation, the ability to serve our customers and our results of operations.

- A FAILURE OF THE COMPANY'S INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES, OR ITS INABILITY TO TIMELY COMPLY WITH THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY AND ITS INVESTORS' CONFIDENCE IN OUR REPORTED FINANCIAL INFORMATION.

  Effective  internal  controls  and  disclosure   controls  and  processes  are
  necessary for us to provide reliable financial reports and to detect and prevent fraud. We are currently performing the system and process evaluation required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation may conclude that enhancements, modifications or changes to our controls are necessary. Completing this evaluation, performing testing and implementing any required remedial changes will require significant expenditures and management attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of these on our operations. The Company cannot be certain that significant deficiencies or material weaknesses will not be identified, or that remediation efforts will be timely to allow it to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with the requirements of
  Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in our reported financial information.

- CHANGES IN GENERAL ECONOMIC CONDITIONS COULD NEGATIVELY AFFECT LOAN PERFORMANCE AND DEMAND FOR OUR PRODUCTS AND SERVICES. A sustained deterioration in the economic environment could adversely affect the Company's operations by reducing consumer demand for previously owned merchandise.

- INTEREST RATE FLUCTUATIONS COULD INCREASE THE COMPANY'S INTEREST EXPENSE. Although the weakness in the U.S. economy over the past several quarters has resulted in relatively low bank interest rates, a significant economic recovery could result in a substantial rise in interest rates that would, in turn, increase the Company's cost of borrowing.

- THE COMPANY FACES OTHER RISKS DISCUSSED UNDER QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK IN ITEM 7A OF THIS FORM 10-K.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and gold values. The Company also is exposed to regulatory risk in relation to its payday loans. The Company does not use derivative financial instruments.

The Company's earnings and financial position may be affected by changes in gold values and the resulting impact on pawn lending and jewelry sales. The proceeds of scrap sales and the Company's ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. The impact on the Company's financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated.


ITEM 8.  FINANCIAL STATEMENTS

     (a)  Financial Statements (see pages 21 - 42 of this report).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information contained in the Company's Form 8-K/A-2 filed on November 1,2004 is incorporated by reference in response to this item.

ITEM 9A. CONTROLS AND PROCEDURES

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



                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K with respect to directors and executive officers of the Company, is incorporated by reference in response to this item.



ITEM 11. EXECUTIVE COMPENSATION

The information contained in the Company's proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to executive compensation and transactions, is incorporated by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K with respect to security ownership of certain beneficial owners and management and related stockholder matters, is incorporated by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K with respect to certain relationships and related transactions, is incorporated by reference in response to this item.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K with respect principal accounting fees and services, is incorporated by reference in response to this item.




                                     PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits:

              31.1 Certificate of L.S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

              31.2 Certificate of John Benson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer .

              32.2 Certificate of L.S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

              32.2 Certificate of John Benson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.

              10.1   ASSET  PURCHASE  AND  SALE  AGREEMENT   dated  as  of  July
                     28,_,2004 by and between DGSE Companies, Inc., as Seller and Silverman Group, LLC..

              10.2 Lease agreement dated October 5, 2004 by and between Beltline Denton Road Associates and Dallas Gold & Silver Exchange.

              10.3 Lease agreement dated December 1, 2004 by and between Stone Lewis Properties and Dallas Gold & Silver Exchange.

              10.4 Lease agreement dated November 18, 2004 by and between Hinkle Income Properties LLC and American Pay Day Centers, Inc.

       The following exhibits are incorporated by reference to the Company's Form 10-KSB dated March 21, 2002:

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


       (b)    Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

By: /s/ L. S. Smith                    Dated: April 14, 2005
    ------------------------------
    L. S. Smith
    Chairman of the Board,
    Chief Executive Officer and
    Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ L. S. Smith                    Dated: April 14, 2005
    ------------------------------
    L.S Smith
    Chairman of the Board,
    Chief Executive Officer and
    Secretary


By: /s/ W. H. Oyster                   Dated: April 14, 2005
    ------------------------------
    W. H. Oyster
    Director, President and
    Chief Operating Officer


By: /s/ John Benson                    Dated: April 14, 2005
    ------------------------------
    John Benson
    Chief Financial Officer
    (Principal Accounting Officer)

By  /s/ William P. Cordeiro            Dated: April 14, 2005
    ------------------------------
     Director

By: /s/ Craig Allan-Lee                Dated: April 14, 2005
    ------------------------------
     Director

By: /s/ Paul Hagen                     Dated: April 14, 2005
    ------------------------------
    Director

To the Board of Directors and
Shareholders of DGSE Companies, Inc.

We have audited the accompanying consolidated balance sheet of DSGE Companies, Inc. and its subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of DGSE Companies, Inc. and subsidiaries as of December 31, 2003 were audited by other auditors whose report dated March 22, 2004, stated an unqualified opinion on those financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We have not been engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DGSE Companies, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



\s\ BKR Cornwell Jackson


BKR Cornwell Jackson
Plano, Texas
March 31, 2005

               Report of Independent Registered Public Accountants
               ---------------------------------------------------


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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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




                                                                CF & Co., L.L.P.
Dallas, Texas
March 22, 2004


                      DGSE Companies, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                  December 31,

ASSETS
                                                               2004            2003
                                                           ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                              $    314,897         735,293
    Trade receivables                                           907,238         774,586
    Other receivables                                              --           204,430
    Inventories                                               6,791,383       6,673,865
    Prepaid expenses                                            161,985         149,277
                                                           ------------    ------------

          Total current assets                                8,175,503       8,537,451

MARKETABLE SECURITIES - AVAILABLE FOR SALE                       77,062         243,446

PROPERTY AND EQUIPMENT - AT COST, NET                           885,301         989,966

DEFERRED INCOME TAXES                                            15,944            --

GOODWILL                                                        837,117       1,151,120

OTHER ASSETS                                                    290,722         149,546
                                                           ------------    ------------

                                                           $ 10,281,699    $ 11,071,529
                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                          $    548,093    $    541,546
    Current maturities of long-term debt                         76,172         197,315
    Accounts payable -trade                                     590,412         859,269
    Accrued expenses                                            513,775         705,756
    Customer deposits                                            67,173         150,088
    Federal income taxes payable                                146,210         512,991
                                                           ------------    ------------
          Total current liabilities                           1,941,835       2,966,965

Long-term debt, less current maturities (Note 8)              2,749,278       2,719,482
Deferred income taxes                                              --            22,743
                                                           ------------    ------------

          Total liabilities                                   4,691,112       5,709,190
SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
      shares; issued and outstanding 4,913,290 shares at
      December 31, 2004 and 2003                                 49,133          49,133
    Additional paid-in capital                                5,708,760       5,708,760
    Accumulated other comprehensive (loss)                     (122,582)           --
    Retained earnings (deficit)                                 (44,725)       (395,554)
          Total shareholders' equity                          5,590,586       5,362,339
                                                           ------------    ------------

                                                           $ 10,281,699    $ 11,071,529
                                                           ============    ============


The accompanying notes are an integral part of these consolidated financial statements


                      DGSE Companies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,

                                                       2004            2003            2002
                                                   ------------    ------------    ------------
Revenue
    Sales                                          $ 28,385,770    $ 25,243,719    $ 21,083,170
    Pawn services charges                               256,447         181,828         156,291
                                                   ------------    ------------    ------------
                                                     28,642,217      25,425,547      21,239,461
Costs and expenses
    Cost of goods sold                               22,743,073      20,049,583      16,238,552
    Selling, general and administrative expenses      4,699,107       4,054,048       3,948,186
    Depreciation and amortization                       148,327         160,131         158,153
                                                   ------------    ------------    ------------
                                                     27,590,507      24,263,762      20,344,891
                                                   ------------    ------------    ------------
Operating income                                      1,051,710       1,161,785         894,570
                                                   ------------    ------------    ------------
Other income (expense):
Unrealized loss on investments                             --        (1,634,845)           --
Other income                                             23,500            --           401,849
Interest expense                                       (247,694)       (268,344)       (263,230)
                                                   ------------    ------------    ------------
          Total other income (expense)                 (224,194)     (1,903,189)        138,619

          Income before income taxes                    827,516        (741,404)      1,033,189

Income tax expense  (benefit)                           227,797        (334,361)        326,886
                                                   ------------    ------------    ------------


          Net income  from continuing operations        599,719        (407,043)        706,303

Loss from discontinued operations,
   net of income taxes                                 (248,890)       (117,097)       (276,992)
                                                   ------------    ------------    ------------

          Net income                               $    350,829    $   (524,140)   $    429,311
                                                   ============    ============    ============
Earnings per common share
     Basic
          From continuing operations               $        .12    $       (.08)   $        .14
          From discontinued operations                     (.05)           (.03)           (.05)
                                                   ------------    ------------    ------------
                                                   $        .07    $       (.11)   $        .09
                                                   ============    ============    ============
     Diluted
          From continuing operations               $        .12    $       (.08)   $        .14
          From discontinued operations                     (.05)           (.03)           (.05)
                                                   ------------    ------------    ------------
                                                   $        .07    $       (.11)   $        .09
                                                   ============    ============    ============
     Weighted average number of common shares:
          Basic                                       4,913,290       4,913,290       4,913,628
          Diluted                                     5,135,457       4,913,290       4,916,878


The accompanying notes are an integral part of these consolidated financial statements


                      DGSE Companies, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity
                        For the Years Ended December 31,

                                                                                       Retained
                                           Common Stock              Additional        Earnings           Other           Total
                                 ------------------------------       Paid-in        (Accumulated     Comprehensive    Shareholders'
                                     Shares           Amount          Capital          Deficit)          (Loss)          Equity
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at January
   31, 2002                          4,913,290    $      49,133    $   5,708,301    $    (300,725)   $    (987,277)   $   4,469,432
Net Income                                --               --               --            429,311             --            429,311
Other comprehensive
  Income (loss):
Loss on marketable securities
  Arising during the year, net
  of tax                                  --               --               --               --           (161,878)        (161,878)
Reclassification adjustment               --               --               --               --             14,205           14,205
Unrealized loss on marketable
  Securities, net of tax                  --               --               --               --           (147,673)        (147,673)
Purchase and retirement
  Of common stock                         (500)              (5)            (606)            --               --               (611)
Common stock issued                        500                5            1,065             --               --              1,070
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at December
  31, 2002                           4,913,290           49,133        5,708,760          128,586       (1,134,950)       4,751,529
Net income (loss)                         --               --               --           (524,140)            --           (524,140)
Other comprehensive
  Income (loss):
Loss on marketable securities
  Arising during the year, net
  of tax                                  --               --               --               --             60,413           60,413
Reclassification adjustment               --               --               --               --          1,074,537        1,074,537
Unrealized loss on marketable
  Securities, net of tax                  --               --               --               --          1,134,950        1,134,950
                                 -------------    -------------    -------------    -------------    -------------    -------------

Balance at December
  31, 2003                           4,913,290           49,133        5,708,760         (395,554)            --          5,362,339
Net income                                --               --               --            350,829             --            350,829
Unrealized loss on marketable
  Securities, net of tax                  --               --               --               --           (122,582)        (122,582)
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at December
  31, 2004                           4,913,290    $      49,133    $   5,708,760    $     (44,725)   $    (122,582)   $   5,590,586
                                 =============    =============    =============    =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements


                      DGSE Companies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                  2004           2003           2002
                                                               -----------    -----------    -----------
Cash Flows From Operations
Reconciliation of net loss to net cash
  used in  operating activities
    Net income (loss)                                          $   350,829    $  (524,140)   $   429,311
    Depreciation and amortization                                  148,327        187,558        202,986
    Deferred taxes                                                 (10,535)      (451,081)        80,815
    Accretion of debt discount                                        --             --           12,132
    Loss on disposal of assets in discontinued operations             --           31,072           --
    Loss on sale of marketable securities                           15,600         26,998         14,205
    Unrealized loss on marketable securities                          --        1,634,845           --
    Gain on sale of assets                                         (39,098)          --             --
    (Increase) decrease in operating assets and liabilities
       Trade receivables                                           (94,575)        18,004       (148,257)
       Other receivables                                           204,730       (204,430)          --
       Inventories                                                (117,518)      (338,123)       (38,423)
       Prepaid expenses and other current assets                    10,840          3,577        (27,456)
       Accounts payable and accrued expenses                      (460,838)       340,216       (359,110)
       Change in customer deposits                                 (82,915)         6,344)       (15,264)
        Federal income taxes payable                              (366,781)        27,538        164,772
                                                               -----------    -----------    -----------
            Total net cash used in operating activities           (441 934        745,690        315,711
Cash flows from investing activities
       Proceeds from sale of marketable securities                    --           46,988          4,794
       Purchase of property and equipment                          (43,662)       (34,464)       (25,024)
       Purchase of investments                                        --          (48,989)          --
       Proceeds from sale of assets                                150,000           --             --
                                                               -----------    -----------    -----------

            Net cash (used) provided by investing activities       106,338        (36,465)       (20,230)
Cash flows from financing activities
       Issuance of common stock                                       --             --            1,070
       Proceeds from notes issued                                1,132,849        737,590      2,460,555
       Payments on notes payable                                (1,217,649)    (1,209,930)    (3,321,147)
            Purchase and retirement of common stock                   --             --             (611)
                                                               -----------    -----------    -----------
            Net cash provided by financing activities              (84,800)      (472,340)      (860,133)
                                                               -----------    -----------    -----------

Net decrease in cash and cash equivalents                         (420,396)       236,885       (564,652)

Cash and cash equivalents at beginning of year                     735,293        498,408      1,063,060
                                                               -----------    -----------    -----------

Cash and cash equivalents at end of period                     $   314,897    $   735,293    $   498,408
                                                               ===========    ===========    ===========

Supplemental disclosures:

Cash paid during the year for:

       Interest                                                $   242,697   $    249,088    $   328,732

       Income taxes                                            $   504,430   $    246,212    $      --

In July  2004  the  Company  sold  the  goodwill  and  trade  name of  Silverman
Consultants, Inc. for $ 150,000 in cash and a note with a discounted value of $203,100.

The accompanying notes are an integral part of these consolidated financial statements.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002



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

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

         Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are being provided on the straight-line method over periods of five to thirty years.
         Machinery and equipment under capital leases are amortized on the straight-line method over the life of the lease. Expenditures for repairs and maintenance are charged to expense as incurred.

         Goodwill

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under that pronouncement, goodwill is not being amortized but is subject to periodic tests to determine the amount of impairment, if any, to be reflected during the period.

         Impairment of Long-Lived Assets

         The Company assesses the recoverability of its long-lived assets (including intangible assets) based on their current and anticipated future undiscounted cash flows. An impairment occurs when the discounted cash flows (excluding interest) do not exceed the carrying amount of the asset. The amount of the impairment loss is the difference between the carrying amount of the asset and its estimated fair value.

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


         Advertising Costs

         Advertising costs are expensed as incurred and amounted to $633,873, $589,689 and $541,079 for 2004, 2003 and 2002, respectively.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

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

         Pawn loans ("loans") are made with the collateral of tangible personal property for one month with an automatic 60-day extension period. Pawn service charges are recorded at the time of redemption at the greater of $15 or the actual interest accrued to date. If the loan is not repaid, the principal amount loaned plus accrued interest (or the fair value of the collateral, if lower) becomes the carrying value of the forfeited collateral ("inventories") which is recovered through sales to customers.

         As of December 31, 2004, based on subsequent collections and operating history, management estimated no allowance for discounts, returns, bad debts and other adjustments.


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

         Shipping and Handling Costs

         Shipping and handling costs are included in selling general and administrative expenses, and amounted to $112,777, $84,445 and $100,194 for 2004, 2003 and 2002, respectively.

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

                            Years ended December 31,


                                                    2004        2003       2002
                                                 ---------   ---------   ---------
         Net income (loss) as reported           $ 350,829   $(524,140)  $ 429,331

         Deduct: Total stock-based employee
         Compensation expense determined
         Under fair value based method for
         All awards, net of related tax effects       --          --       236,611)
                                                 ---------   ---------   ---------
         Proforma net income (loss)              $ 350,829   $(524,140)  $ 192,700

         Proforma net income (loss)
         Earnings per share:
            Basic-as reported                          .07        (.11)        .09
            Basic-proforma                             .07        (.11)        .04
            Diluted-as reported                        .07        (.11)        .09
            Diluted-proforma                           .07        (.11)        .04

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

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

         Reclassifications

         Certain reclassifications were made to the prior years' consolidated financial statements to conform to the current year presentation.

         New Accounting Pronouncements

         FAS 123(R), Share-Based Payment
                  This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Management is in the process of assessing the impact to the Company, however, it does not expect the impact, if any, to be material to the financial statements.

         FAS 153, Exchange of Nonmonetary Assets
                  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Management is in the process of assessing the impact to the Company, however, it does not expect the impact, if any, to be material to the financial statements.


                      DGSE COMPANIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002



Note 2 - Concentration of Credit Risk
         ----------------------------

         The Company maintains cash balances in financial institutions in excess of federally insured limits.

Note 3 - Inventories
         -----------

         A summary of inventories at December 31, is as follows:

                                              2004         2003
                                           ----------   ----------
         Jewelry                           $6,149,955   $6,033,044
         Scrap gold                           305,801      439,083
         Bullion                              247,973      115,654
         Other                                 87,654       86,084
                                           ----------   ----------
                                           $6,791,383   $6,673,865
                                           ==========   ==========

Note 4 - Investments in Marketable Equity Securities
         -------------------------------------------

         Marketable equity securities have been classified in the consolidated balance sheet according to management's intent. The carrying amount of available-for-sale securities and their fair values at December 31, 2004 and 2003 are as follows:

                                                             Gross
                                                           Unrealized                Fair
                                      Cost                   Losses                  Value
                                  -----------    ----------------------------     -----------
                                                 Classified as   Classified as
                                               Operating losses   Unrealized
                                               Due to long-term  Losses in other
                                                  Impairment     Comprehensive
                                                                    Income

         Equity securities 2004   $ 1,864,441    $(1,634,845)     $   152,534     $    77,062
                                  ===========    ===========      ===========     ===========

         Equity securities 2003   $ 1,878,291    $(1,634,845)            --       $   152,534
                                  ===========    ===========      ===========     ===========

         During 2003, management determined that the decline in fair values below cost basis to be other than temporary and that such loss should be included in the consolidated statements of operations. At December 31, 2004, management believes the equity shares owned in the publicly traded stocks have 0eclined on a temporary basis as these stocks are thinly traded which results in volatile price flections that temporarily changes the fair value of the stocks.

         Proforma earnings per share information for 2003 is as follows computed in accordance with accounting principles disclosed in Note 1.

         Basic  and  diluted:
                 Net income from operations                           $    0.14
                 Loss from write-down of marketable securities
                    Net of income tax benefits                            (0.23)
                                                                      ---------
                    Net loss from continuing operations                   (0.09)
                    Net loss from discontinued operations                 (0.02)
                                                                      ---------
                                                                      $   (0.11)
                                                                      =========

         During 2004, the Company deemed certain marketable securities worthless and recognized $ 15,600 as a realized loss.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

Note 5 - Property and Equipment
         ----------------------

         A summary of property and equipment at December 31, 2004 and 2003, is as follows:



                                                            2004         2003
                                                         ----------   ----------
         Buildings and improvements                      $  732,488   $  721,315
         Machinery and equipment                            727,942      716,280
         Furniture and fixtures                             226,318      215,272
                                                         ----------   ----------
                                                          1,686,748    1,652,867
         Less accumulated depreciation and
            Amortization                                  1,352,747    1,214,201
                                                         ----------   ----------
                                                            334,001      438,666
         Land                                               551,300      551,300
                                                         ----------   ----------

                                                         $  885,301   $  989,966
                                                         ==========   ==========


         Property and equipment acquired under capital leases is $202,450 as of December 31, 2004 and 2003. Accumulated depreciation for these assets was $ 188,385 and $148,195 as of December 31, 2004 and 2003,
         respectively.

Note 6 - Goodwill
         --------

         At December 31, goodwill was reflected for the following reporting units:

                                         2004         2003
                                      ----------   ----------
         Wholesale watch sales        $  837,117   $  837,117
         Consulting and liquidation         --        314,003
                                      ----------   ----------
                                      $  837,117   $1,151,120
                                      ==========   ==========

         No impairment was reflected during 2004, 2003 or 2002.

Note 7 - Notes Payable
         -------------
         At December 31, 2004, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 12% totaling $548,093.


         At December 31, 2003, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 14% totaling $541,546.

         At December 31, 2003, one of the notes in the amount of $135,000 was payable to a shareholder. During January 2004, the principal amount of this note was paid in full, and the note holder forgave $24,226 of accrued interest. As a result, no interest was paid or expensed on this note during 2003. At December 31, 2003, one of the notes in the amount of $16,301 was payable to a relative of an officer of the Company. During 2004, the principal amount of this note was paid in full.


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002






Note 8 -Long-Term Debt and Short-term Debt Expected to be Refinanced
        ------------------------------------------------------------

                                                                                   2004          2003
                                                                                ----------    ----------
         A summary of long-term debt and short-term debt expected to be refinanced at December 31,follows:

         Notes payable to bank, a note of $1,600,000  and $1,500,000 at
         December 31, 2004 and 2003, respectively, which bears interest at prime plus 1-1/2% (6.75% and 5.75% at December 31, 2004 and
         2003,  respectively,  and is due March 31,  2005 and a note of
         $408,333 and $500,000,  respectively,  which bears interest at prime plus  1-3/4%  (7.0% and 5.75% at  December  31, 2004 and
         2003),  respectively,  is due in equal monthly installments of
         $8,333  through  January 2009.  These notes are secured by all accounts  receivable,  inventory,  property and  equipment and
         intangible   assets.  The  notes  contain  certain  covenants,
         restricting payment of dividends, and requiring the Company to
         maintain certain financial ratios.                                     $2,008,333    $2,000,000

         Mortgage  payable,  due in  monthly  installments  of $5,977, including  interest  based on 30 year U.S.  Treasury note rate plus 2-1/2%  (7.64% and 7.41% at December  31, 2004 and 2003);
         respectively, balance due in January 2014                                 465,724       503,219

         Note payable, due March 2, 2005. Interest is payable quarterly
         at a rate of 8%                                                            18,298        51,649

         Note payable, due January 2, 2008. Interest is payable monthly
         at a rate of 8%                                                           310,556       310,556

         Capital lease obligations                                                  22,539        51,372
                                                                                ----------    ----------
                                                                                 2,825,450     2,916,796
         Less current maturities                                                   (76,172)     (197,315)
                                                                                ----------    ----------
                                                                                $2,749,278    $2,719,481
                                                                                ==========    ==========


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


Note 8 - Long-Term Debt and Short-term Debt Expected to be Refinanced, continued
         -----------------------------------------------------------------------

         The Company entered into a financing agreement subsequent to year end with a commercial bank that the  Company  to borrow  at any time  through  March  31,  2006 up to $
         3,500,000 at the bank's prime Rate of interest plus 1/4%. Borrowings under the financing agreement mature on March 31, 2006. In March 2005, the Company borrowed $ 2,699,699 under this new credit facility in order to liquidate its previous bank debt. The remaining portion of the new financing agreement is available to the Company for working capital requirements.

         The following  table  summarizes the aggregate  maturities of long-term debt and  payments on the capital  lease  obligations  and reflects the
         revised   maturities  from   refinancing  of  certain   long-term  debt
         subsequent to year-end:

                                                              Obligations
                                                                  Under
                                                Long-term        Capital
         December 31,                              Debt          Leases         Totals
                                               -----------    -----------    -----------
            2005                               $    56,258    $    21,706    $    77,964
            2006                                 1,840,844          2,852      1,843,696
            2007                                   143,936           --          143,936
            2008                                   147,262           --          147,262
            2009                                   369,728           --          369,728
            Thereafter                             244,884           --          244,883
                                               -----------    -----------    -----------
                                                 2,802,912         24,558      2,827,469
         Amounts representing interest
         interest rates at approximately 9%)          --           (2,020)         (2020)
                                               -----------    -----------    -----------
                                                 2,802,912         22,538      2,825,450
         Less current portion                      (56,258)       (19,914)       (76,172)
                                               -----------    -----------    -----------

                                               $ 2,746,654    $     2,625    $ 2,749,278
                                               ===========    ===========    ===========

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


Note 9 - Earnings Per Common Share
         -------------------------

         A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                      December 31, 2004
                                             ----------------------------------
                                                                      Per-Share
                                               Income       Shares      Amount
                                             ----------   ---------   ---------
         Basic earnings per common share
             Income from operations allocable
               to common shareholders        $  350,829   4,913,920   $     .07


         Effect of dilutive securities
             Stock options                         --       221,537        --
                                             ----------   ---------   ---------

         Diluted earnings per common share
             Income from operations available
               to common shareholders plus
                    assumed conversions      $ 350,8291   5,135,457   $     .07
                                             ==========   =========   =========




                                                      December 31, 2003
                                             ----------------------------------
                                                                      Per-Share
                                               Income       Shares      Amount
                                             ----------   ---------   ---------
         Basic earnings per common share
             Income from operations allocable
               to common shareholders        $(524,140)   4,913,920   $    (.11)


         Effect of dilutive securities
             Stock options                        --           --          --
                                             ---------    ---------   ---------

         Diluted earnings per common share
             Income from operations available
               to common shareholders plus
               assumed conversions           $(524,140)   4,913,920   $    (.11)
                                             =========    =========   =========


                                                       December 31, 2002
                                              ----------------------------------
                                                                       Per-Share
                                                Income       Shares      Amount
                                              ----------   ---------   ---------


          Basic earnings per common share
             Income from operations allocable
               to common shareholders        $ 429,311    4,913,628   $     .09

         Effect of dilutive securities
             Stock options                        --          3,250        --
                                             ---------    ---------   ---------

         Diluted earnings per common share
             Income from operations available
               to common shareholders plus
               assumed conversions           $ 429,311    4,916,878   $     .09
                                             =========    =========   =========


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


Note 10 - Stock Options
          -------------

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

         The following table summarizes the activity in common shares subject to options for the years ended December 31, 2004, 2003 and 2002:


                                         December 31, 2004 and 2003            December 31, 2002
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
                                                        ==============                     ==============


Stock options outstanding at December 31, 2004:

                      Options Outstanding                  Options Exercisable
         ------------------------------------------------------------------------
         Range of                         Weighted        Weighted                      Weighted
         Exercise                         Average          Average                       Average
          Price             Options    Expected Life    Exercise Price    Options     Exercise Price
          -----             -------    -------------    --------------    -------     --------------
         $1.12              267,857       8 Years          $ 1.12           267,857        $1.12
         $1.63 to $2.25   1,097,777       8 Years           $2.21         1,097,777        $2.21
         $3.63 to $4.19      20,000       8 Years           $3.81            20,000        $3.83
         $4.88               35,000       5 Years           $4.88            35,000        $4.88
                          ---------                                       ---------
                          1,420,634                                       1,420,634
                          =========                                       =========


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

Note 11 - Comprehensive Income
          --------------------

         Comprehensive income at December 31, 2004, 2003 and 2002 is as follows:



                                                 Before-Tax        Tax        Net-of-Tax
                                                   Amount        Benefit         Amount
                                                -----------    -----------    -----------
         Accumulated comprehensive
           income (loss) at January 1, 2002     $(1,495,874)   $   508,597    $  (987,277)

         Unrealized holding losses
           arising during 2002                     (232,256)        84,583       (147,673)
                                                -----------    -----------    -----------

         Accumulated comprehensive
           income (loss) at December 31, 2002    (1,728,130)       593,180     (1,134,950)

         Unrealized holding gains
           arising during 2003                       93,285        (32,872)        60,413

         Reclassification to statement
           of operations                          1,634,845       (560,308)     1,074,537
                                                -----------    -----------    -----------

         Accumulated comprehensive
           income (loss) at December 31, 2003          --             --             --

                Unrealized holding losses
                  Arising during 2004              (150,784)        28,202       (122,582)
                                                -----------    -----------    -----------


         Accumulated comprehensive
           income (loss) at December 31, 2004   $  (150,784)   $    28,202    $  (122,582)
                                                ===========    ===========    ===========



                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002



Note 12 - Income Taxes
          ------------

         The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

                                                           2004         2003         2002
                                                        ---------    ---------    ---------
         Tax (benefit) expense at statutory rate        $ 162,502    $(294,124)   $ 223,504
         Other                                             24,616       16,484        5,076
         Benefit (expense) of discontinued operations     100,679       33,279       98,306
         Change in valuation allowance                    (60,000)     (90,000)        --
         Tax expense (benefit)                          $ 227,797    $(334,361)   $ 326,886
                                                        ---------    ---------    ---------
         Current                                        $ 238,332    $  62,191    $ 153,365
         Deferred                                         (10,535)    (396,552)     173,521
                                                        ---------    ---------    ---------
                                                        $ 227,797    $(334,361)   $ 326,886
                                                        =========    =========    =========


         Deferred income taxes are comprised of the following at December 31, 2004 and 2003:

         Deferred tax assets (liabilities)                   2004        2003
                                                           --------    --------

         Inventory                                         $ 25,903    $ 25,197
         Unrealized loss on available for sale securities    28,202      28,202
         Property and equipment                              10,952       9,804
         Valuation reserve                                     --       (60,000)
         Goodwill                                           (49,064)    (25,946)
                                                           --------    --------
                                                           $ 15,994    $(22,743)
                                                           ========    ========







Based upon a review of the remaining temporary differences in marketable securities between book and tax basis amounts at December 31, 2003, the Company determined the deferred tax asset related to marketable securities was limited to approximately $28,000. In 2003, management of the Company determined that the loss on marketable securities was other than temporary and eliminated the balance related to marketable securities in accumulated other comprehensive income. The resulting adjustment eliminated the remaining deferred tax balances in other comprehensive income. In addition, the Company recognized a deferred tax benefit in 2003 of $351,000 related to the reversal of a valuation allowance established primarily for marketable securities due to a change in management's estimate of the required remaining valuation reserve as of December 31, 2003.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002



Note 13 -     Operating Leases

              The Company leases certain of its facilities under operating leases. The minimum rental commitments under noncancellable operating leases are as follows:

        Year Ending                         Lease        Sub-Lease
        December 31,                   Obligations    Receivables       Total
        ------------                   -----------    -----------    -----------

        2005                           $   227,455    $   (36,000)   $   191,455
        2006                               118,447           --          118,447
        2007                               108,018           --          108,018
        2008                                88,394           --           88,394
        Thereafter                          73,199           --           73,199
                                       -----------    -----------    -----------

                                       $   615,513    $   (36,000)   $   579,513
                                       ===========    ===========    ===========

         Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $198,050, $223,046 and $291,878, respectively, and was decreased by sublease income of approximately $75,300, $104,000 and $90,000, respectively.

Note 14 - Discontinued Operations
          -----------------------

         During 2004, the Company sold the operations of Silverman Consultants, Inc. and, during 2003, the Company made the decision to discontinue the operations of its subsidiaries, DLS Financial Services, Inc. and eye media, inc. As a result, operating results from these subsidiaries have been reclassified to discontinued operations for all periods presented. As of December 31, 2004 and 2003, there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.



                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

Note 15 - Segment Information
         --------------------

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

                             (Amounts in thousands)

                                         Discontinued     Corporate
                            Jewelry       Operations      and Other      Consolidated
                         ------------    ------------    ------------    ------------
         Revenues
            2004         $     28,642            --              --      $     28,642
            2003               25,426            --              --            25,426
            2002               21,239            --              --            21.239

         Net income
                                                                  (loss)
            2004                  734            (249)           (134)            351
            2003                 (306)           (117)           (101)           (524)
            2002                  746            (277)            (40)            429

         Identifiable
           Assets
            2004                9,972               7             354          10,282
            2003               10,783             274              15          11,072
            2002                9,778             764               3          10,545

           Capital
         Expenditures
            2004                   92            --              --                92
            2003                   33               1            --                34
            2002                   25            --              --                25

         Depreciation and
          Amortization
            2004                  117              25               6             148
            2003                  160              27            --               187
            2002                  169              33            --               203

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002






Note 16 - Quarterly Results of Operations (Unaudited)
          -------------------------------

         Amounts in thousands except per share data.



                                                         Income (loss) per
                                            Net            Common Share
                             Operating     Income     ----------------------
                   Sales       Income      (Loss)       Basic       Diluted
                 ---------   ---------   ---------    ---------    ---------
Year ended
December 31,
2004:
First Quarter        6,799         402         186          .04          .04
Second Quarter       6,217         296         100          .02          .01
Third Quarter        6,308         312         110          .02          .02
Fourth Quarter       9,318          42         (45)        (.01)          --
Year ended
December 31,
2003:
First quarter        5,142         104         (21)          --           --
Second Quarter       5,714         184          60          .01          .01
Third Quarter        5,496         305          94          .02          .02
Fourth Quarter       9,074         569        (657)        (.13)        (.13)