Form 10-Q
period 2005-03-31
DGSE COMPANIES INC
filed 2005-05-16
CIK 701719

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

 ( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 2005
                               ------------------------------

 (   )    Transition Report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934

For the transition period from                 to
                               ---------------    ----------------

Commission File Number                   1-11048
                       -------------------------------------------

                              DGSE Companies, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)


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

(Registrant's telephone number, including area code) (972) 484-3662
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                      Outstanding at May 6, 2005
----------------------------                          --------------------------
Common Stock, $.01 per value                                   4,913,290


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements

                           Consolidated Balance Sheets
                                                            (Unaudited)

ASSETS                                                        Mar. 31,        Dec. 31,
                                                                2004            2005
                                                            ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                               $    127,741         314,897
    Trade receivables                                            735,119         907,238
    Other receivables                                               --              --
    Inventories                                                7,235,112       6,791,383
    Prepaid expenses                                             203,488         161,985
                                                            ------------    ------------

             Total current assets                              8,301,460       8,175,503


MARKETABLE SECURITIES - AVAILABLE FOR SALE                        77,062          77,062

PROPERTY AND EQUIPMENT - AT COST, NET                            860,316         885,301

DEFERRED INCOME TAXES                                             15,994          15,994

GOODWILL                                                         837,117         837,117

OTHER ASSETS                                                     300,236         290,722
                                                            ------------    ------------

                                                            $ 10,392,185    $ 10,281,699
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                           $  2,566,758         548,093
    Current maturities of long-term debt                         160,903          76,172
    Accounts payable - trade                                     366,530         590,412
    Accrued expenses                                             163,724         513,775
    Customer deposits                                            195,492          67,173
    Federal income taxes payable                                 148,773         146,210
                                                            ------------    ------------

             Total current liabilities                         3,602,180       1,941,835

Long-term debt, less current maturities                        1,048,855       2,749,278

Deferred income taxes                                               --              --
                                                            ------------    ------------
             Total liabilities                                 4,651,035       4,691,113


SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,913,290 shares at
       The end of each period                                     49,133          49,133
    Additional paid-in capital                                 5,708,760       5,708,760
    Accumulated other comprehensive  (loss)                     (122,582)       (122,582)
    Retained earnings (deficit)                                  105,839         (44,725)
                                                            ------------    ------------
             Total shareholders' equity                        5,741,150       5,590,586


                                                            $ 10,392,185    $ 10,281,699
                                                            ============    ============

The accompanying notes are an integral part of these consolidated financial statements


DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended
(Unaudited)


                                                         March 31, 2005    March 31, 2004
                                                         --------------    --------------
Revenue
    Sales                                                $    6,637,914    $    6,751,452
    Pawn services charges                                        79,898            47,630
                                                         --------------    --------------
                                                              6,717,812         6,799,082
Costs and expenses
    Cost of goods sold                                        5,316,873         5,452,922
    Selling, general and administrative expenses              1,058,884           908,982
    Depreciation and amortization                                42,803            35,285
                                                         --------------    --------------
                                                              6,418,560         5,397,189
                                                         --------------    --------------

Operating income                                                299,252           401,893
                                                         --------------    --------------
Other income (expense)
   Interest expense                                             (71,124)          (72,053)
                                                         --------------    --------------
             Total other income (expense)                       (71,124)          (72,053)

             Income before income taxes                         228,128           329,840

Income tax expense                                               77,563           112,146
                                                         --------------    --------------

             Net income from continuing operations              150,565           217,694

Loss from discontinued operations, net of income taxes             --             (31,995)
                                                         --------------    --------------

             Net income (loss)                           $      150,565    $      185,699
                                                         ==============    ==============
Earnings per common share
     Basic and diluted
       From continuing operations                        $          .03    $          .04
       From discontinued operations                                --                --
                                                         --------------    --------------
                                                         $          .03    $          .04
                                                         ==============    ==============

     Weighted average number of common shares:
       Basic                                                  4,913,290         4,913,290
       Diluted                                                5,089,162         5,137,431



The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                     2005           2004
                                                                  -----------    -----------
Cash Flows From Operations
Reconciliation of net income to net cash
  used in  operating activities
    Net income                                                    $   150,565    $   185,699
    Depreciation and amortization                                      42,803         35,285
      (Increase) decrease in operating assets and liabilities
      Trade receivables                                               172,119         59,331
      Inventories                                                    (443,729)      (213,794)
      Prepaid expenses and other current assets                       (41,503)         6,204
      Accounts payable and accrued expenses                          (573,933)      (837,959)
      Change  in customer deposits                                    128,319        (58,589)
      Federal income taxes payable                                      2,563       (204,337)
      Other assets                                                     (9,565)          (951)
                                                                  -----------    -----------
             Total net cash used in operating activities             (572,361)    (1,029,111)

Cash flows from investing activities
      Purchase of property and equipment                              (17,768)        (4,164)
                                                                  -----------    -----------
               Net cash (used) provided by investing activities       (17,768)        (4,164)

Cash flows from financing activities
      Proceeds from notes issued                                      700,000        625,000
      Payments on notes payable                                      (297,027)      (272,580)
                                                                  -----------    -----------
        Net cash provided by financing activities                     402,973        352,420
                                                                  -----------    -----------

Net decrease in cash and cash equivalents                            (187,156)      (680,855)

Cash and cash equivalents at beginning of year                        314,897        735,293
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $   127,741    $    54,438
                                                                  ===========    ===========


Supplemental schedule of non-cash, investing and financing activities:

Interest paid for the three months ended March 31, 2005 and 2004 was $ 77,563 and $ 72,053, respectively.

Income taxes paid for the three months ended March 31, 2005 and 2004 was $75,000 and $300,000, respectively.


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation:

The accompanying consolidated financial statements for the three month periods ended March 31, 2005 and 2004 have been prepared in accordance with the generally accepted accounting principles in the United States of America by DGSE Companies, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

The accompanying unaudited condensed consolidated financial statements of DGSE Companies, Inc. and Subsidiaries include the financial statements of DGSE Companies, Inc. and its wholly-owned subsidiaries, DGSE Corporation, National Jewelry Exchange, Inc., American Pay Day Centers, Inc. and Charleston Gold And Diamond Exchange, Inc. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company's operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.


(2)  - Earnings per share

Earnings Per Common Share

A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the three months ended March 31, 2005, and 2004 is as follows:

                                                        March 31, 2005
                                               ---------------------------------
                                                                       Per-Share
                                                 Income      Shares      Amount
                                               ---------   ---------   ---------
     Basic earnings per common share
         Income from operations allocable
           to common shareholders              $ 150,565   4,913,920   $     .03
                                                                       =========

     Effect of dilutive securities
         Stock options                              --       175,872
                                               ---------   ---------

     Diluted earnings per common share
         Income from operations available
           to common shareholders plus
                assumed conversions            $ 150,565   5,089,162   $     .03
                                               =========   =========   =========



                                                          March 31, 2004
                                               ---------------------------------

                                                                       Per-Share
                                                 Income      Shares      Amount
                                               ---------   ---------   ---------
     Basic earnings per common share
         Income from operations allocable
           to common shareholders              $ 185,699   4,913,920   $     .04
                                                                       =========

     Effect of dilutive securities
         Stock options                              --       224,141
                                               ---------   ---------

     Diluted earnings per common share
         Income from operations available
           to common shareholders plus
             assumed conversions               $ 185,699   5,137,431   $     .04
                                               =========   =========   =========

(3)  - Business segment information

The Company's operations by business segment for the three months ended March 31, were as follows:

                                                    Discontinued      Corporate
                       Jewelry       Operations       & Other       Consolidated
                     ------------   ------------    ------------    ------------
Revenues
  2005               $  6,717,914   $       --      $       --      $  6,717,914
  2004               $  6,799,082   $       --      $       --      $  6,799,082

Net income (loss)
  2005               $    176,056   $       --      $    (25,491)   $    150,565
  2004               $    237,729   $    (31,995)   $    (20,035)   $    185,699

Identifiable assets
  2005               $ 10,080,433   $       --      $    311,752    $ 10,392,185
  2004               $  9,673,272   $    331,678    $    609,236    $ 10,164,186

Capital expenditures
  2005               $     17,768   $       --      $       --      $     17,768
  2004               $      4,393   $       --      $       --      $      4,393

Depreciation and
amortization
  2005               $     41,536   $       --      $      1,267    $     42,803
  2004               $     33,410   $       --      $      1,875    $     35,285



(4) Other Comprehensive income:

Other comprehensive income is as follows:                                Tax
                                            Before Tax   (Expense)    Net-of-Tax
                                              Amount      Benefit       Amount
                                            -----------------------------------
Other comprehensive income at
   December 31, 2003                        $    --      $    --      $    --
Unrealized holding gains arising during the
    Three months ended March 31, 2004         106,373      (36,167)      70,206
                                            ---------    ---------    ---------
Other comprehensive income  at
   March 31, 2004                           $ 106,373    $ (36,167)   $  70,206
                                            =========    =========    =========

Other comprehensive loss at
   December 31, 2004  and March 31,2005     $(150,784)   $  28,202    $(122,582)
                                            =========    =========    =========

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

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2005             2004
                                                    -----------      -----------

Net income as reported                              $   150,565      $   185,699
Deduct:  Total stock-based employee compensation
Expense determined under fair value based method
For all awards, net of related tax effects                 --               --
                                                    -----------      -----------
Pro forma net loss                                  $   150,565      $   185,699

Earnings per share:
     Basic - as reported                                   $.03             $.04
     Basic - pro forma                                     $.03             $.04
     Diluted - as reported                                 $.03             $.04
     Diluted pro forma                                     $.03             $.04


(6) Financing

The Company entered into a financing agreement on March 31, 2005 with a commercial bank that allows the Company to borrow at any time through March 31, 2006 up to $ 3,500,000 at the bank's prime Rate of interest plus 1/4%. Borrowings under the financing agreement mature on March 31, 2006. The Company borrowed $ 2,699,699 under this new credit facility in order to liquidate its previous bank debt. The remaining portion of the new financing agreement is available to the Company for working capital requirements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

Quarter ended March 31, 2005 vs 2004:
-------------------------------------
Revenue  for the  first  quarter  of 2005  decreased  by $ 81,270  or 1.1%  when compared to the  corresponding  quarter of 2004.  This  decrease  was due to a $
285,394 decrease in the sale of precious metal products,  a $ 32,268 increase in pawn service charges and a $ 171,856  increase in the sale of jewelry  products.
The increase in jewelry sales was due to a nation wide improvement in the retail environment.  The decrease in precious metal sales was due to price stability in the precious metal markets during the 2005 quarter.  Pawn service fees increased due to an increase in loan volume.  Cost of sales decreased primarily due to the decrease in sales.  Gross margins  increased from 19.8% in 2004 to 20.9% in 2005 due to the increase in sales of jewelry products.

Selling, general and administration expenses increased by $ 149,902 due an increase in sales staff. Income taxes are provided at the corporate rate of 34%
for both 2005 and 2004

Loss from discontinued operations during 2004 in the amount of $ 31,995 net of income taxes is the operating results of Silverman Consultants, Inc., a wholly-owned subsidiary of the Company which was sold in August 2004.

Liquidity and Capital Resources
-------------------------------

The Company's short-term debt, including current maturities of long-term debt totaled $2,727,661 as of March 31, 2005. The ability of the Company to finance its operations and working capital needs are dependent upon management's ability to negotiate extended terms or refinance its short-term debt. The Company has historically renewed, extended or replaced short-term debt as it matures and management believes that it will be able to do so in the future as short-term debt matures.

Management of the Company  expects capital  expenditures to total  approximately
$75,000 during the balance of 2005. It is anticipated that these expenditures will be funded from working capital.

The Company entered into a financing agreement on March 31, 2005 with a commercial bank that allows the Company to borrow at any time through March 31, 2006 up to $ 3,500,000 at the bank's prime Rate of interest plus 1/4%.
Borrowings under the financing agreement mature on March 31, 2006. The Company borrowed $ 2,699,699 under this new credit facility in order to liquidate its previous bank debt. The remaining portion of the new financing agreement is available to the Company for working capital requirements.

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

Contractual Cash Obligations                                        Payments due by year end
----------------------------                                  ------------------------------------
                                      Total         2005         2006         2007         2008         2009     Thereafter
                                    ----------   ---------------------------------------------------------------------------
Notes payable                       $2,566,758   $  266,758   $2,300,000         --           --           --           --
Long-term debt and capital leases    1,209,758      120,667      183,281   $  143,936   $  147,262   $  369,728   $  244,884
Federal income taxes                   148,773      148,773         --           --           --           --           --
Operating leases                       558,649      170,591      118,447      108,018       88,394       73,199         --
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------

                                    $4,483,938   $  706,789   $2,601,728   $  251,954   $  235,656   $  442,927   $  244,884
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and gold values. The Company also is exposed to regulatory risk in relation to its payday loans. The Company does not use derivative financial instruments.

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

ITEM 4. Controls and Procedures.

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

         31.1 Certificate of L.S. Smith pursuant to Section 3026 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

         31.2 Certificate of John Benson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer .

         32.1 Certificate of L.S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

         32.2 Certificate of John Benson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.

                                   SIGNATURES


         Pursuant ti the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DGSE Companies, Inc.

By: /s/ L. S. Smith                    Dated: May 13, 2005
   -------------------------
   L. S. Smith
   Chairman of the Board,
   Chief Executive Officer and
   Secretary



By: /s/ W. H. Oyster                   Dated: May 13, 2005
   -------------------------
   W. H. Oyster
   Director, President and
   Chief Operating Officer


By: /s/ John Benson                    Dated: May 13, 2005
   -------------------------
   John Benson
   Chief Financial Officer
   (Principal Accounting Officer)