Form 10-Q
period 2005-06-30
DGSE COMPANIES INC
filed 2005-08-15
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005
                               -------------

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

(Issuer's telephone number, including area code) (972) 484-3662
                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at August 15, 2005
----------------------------                  ----------------------------------
Common Stock, $.01 per value                              4,913,290


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements

                           Consolidated Balance Sheets

                                                               (Unaudited)
ASSETS                                                           June 30,      December 31,
                                                                   2005            2004
                                                               ------------    ------------
CURRENT ASSETS
         Cash and cash equivalents                             $    152,466         314,897
         Trade receivables                                          842,820         907,238
         Inventories                                              7,156,305       6,791,383
         Prepaid expenses                                           293,026         161,985
                                                               ------------    ------------

                  Total current assets                            8,444,617       8,175,503

MARKETABLE SECURITIES - AVAILABLE FOR SALE                           77,062          77,062

PROPERTY AND EQUIPMENT - AT COST, NET                               961,767         885,301

DEFERRED INCOME TAXES                                                15,944          15,994

GOODWILL                                                            837,117         837,117

OTHER ASSETS                                                        299,893         290,722
                                                               ------------    ------------

                       Total Assets                            $ 10,636,400    $ 10,281,699
                                                               ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Notes payable                                         $  2,381,457         548,093
         Current maturities of long-term debt                       371,623          76,172
         Accounts payable - trade                                   255,685         590,412
         Accrued expenses                                            93,155         513,775
         Customer deposits                                          130,727          67,173
         Federal income taxes payable                               189,638         146,210
                                                               ------------    ------------
                  Total current liabilities                       3,422,285       1,941,835


Long-term debt, less current maturities                           1,393,635       2,749,278
                                                               ------------    ------------

                            Total liabilities                     4,815,920       4,691,113

SHAREHOLDERS' EQUITY
         Common stock, $.01 par value; authorized 10,000,000
         shares; issued and outstanding 4,913,290 shares at
         The end of each period                                      49,133          49,133
         Additional paid-in capital                               5,708,760       5,708,760
         Accumulated other comprehensive  (loss)                   (122,582)       (122,582)
         Retained earnings (deficit)                                185,169         (44,725)
                                                               ------------    ------------

                          Total shareholders' equity              5,820,480       5,590,586
                                                               ------------    ------------

                                                               $ 10,636,400    $ 10,281,699
                                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements


DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended
(Unaudited)

                                                         June 30, 2005    June 30, 2004
                                                         -------------    -------------
 Revenue
   Sales                                                 $  6,708,363    $   6,170,192
    Pawn services charges                                       92,047           47,084
                                                         -------------    -------------
                                                             6,800,410        6,217,276
Costs and expenses
    Cost of goods sold                                       5,453,742        4,988,111
    Selling, general and administrative expenses             1,105,367          896,500
    Depreciation and amortization                               49,068           37,112
                                                         -------------    -------------
                                                             6,608,177        5,921,723

Operating income                                               192,233          295,553
                                                         -------------    -------------
Other income (expense)
   Interest expense                                            (72,039)         (73,005)
                                                         -------------    -------------

          Total other income (expense)                         (72,039)         (73,005)

          Income (loss) before income taxes                    120,194          222,548

Income tax expense                                              40,866           75,666
                                                         -------------    -------------

          Net income (loss) from continuing operations          79,328          146,882

Loss from discontinued operations, net of income taxes            --            (46,106)
                                                         -------------    -------------

          Net income (loss)                               $     79,328    $     100,776
                                                         =============    =============

Earnings per common share
     Basic and diluted
          From continuing operations                      $        .02    $         .03
          From discontinued operations                            --               (.01)
                                                         -------------    -------------
                                                          $        .02    $         .02
                                                         =============    =============

     Weighted average number of common shares:
          Basic                                              4,913,290        4,913,290
          Diluted                                            5,069,489        5,161,616



The accompanying notes are an integral part of these consolidated financial statements


DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Six  months ended
(Unaudited)


                                                         June 30, 2005    June 30, 2004
                                                         -------------    -------------
Revenue
    Sales                                                $  13,346,277    $  12,921,644
    Pawn services charges                                      171,945           94,714
                                                         -------------    -------------
                                                            13,518,222       13,016,358

Costs and expenses
    Cost of goods sold                                      10,770,615       10,441,033
    Selling, general and administrative expenses             2,164,251        1,805,482
    Depreciation and amortization                               91,871           72,397
                                                         -------------    -------------

                                                            13,026,737       12,318,912
                                                         -------------    -------------

Operating income                                               491,485          697,446
                                                         -------------    -------------

Other income (expense)
   Interest expense                                           (143,163)        (145,058)
                                                         -------------    -------------

        Total other income (expense)                          (143,163)        (145,058)

        Income before income taxes                             348,322          552,388

Income tax expense                                             118,429          187,812
                                                         -------------    -------------

        Net income from continuing operations                  229,893          364,576

Loss from discontinued operations, net of income taxes            --            (78,101)
                                                         -------------    -------------


                     Net income                          $     229,893    $     286,475
                                                         =============    =============


Earnings per common share
     Basic and diluted
         From continuing operations                      $         .05    $         .07
         From discontinued operations                             --               (.01)
                                                         -------------    -------------
                                                         $         .05    $         .06

     Weighted average number of common shares:
         Basic                                               4,913,290        4,913,290
         Diluted                                             5,069,489        5,161,616



The accompanying notes are an integral part of these consolidated financial statements


DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                         2005           2004
                                                                      -----------    -----------
Cash Flows From Operations
Reconciliation of income to net cash
    used in  operating activities
        Net income                                                    $   229,893    $   286,475
        Depreciation and amortization                                      91,871         72,397
         (Increase) decrease in operating assets and liabilities
             Trade receivables                                             89,714        122,053
             Inventories                                                 (364,922)      (308,780)
            Prepaid expenses and other current assets                    (131,041)       (29,772)
            Accounts payable and accrued expenses                        (755,347)      (936,918)
            Change in customer deposits                                    63,554        (71,983)
            Federal income taxes payable                                   43,428       (152,423)
            Other assets                                                   (9,171)          (263)
                                                                      -----------    -----------

               Total net cash used in operating activities               (742,021)    (1,019,214)

Cash flows from investing activities
               Pawn loans made                                           (329,428)      (297,901)
               Pawn loans repaid                                          223,053        244,266
               Recovery of pawn loan principal through
               Sale of forfeited collateral                               111,522         35,166
               Pay day loans made                                         (51,580)          --
               Pay day loans repaid                                        21,138           --
               Purchase of property and equipment                        (168,287)       (81,519)
                                                                      -----------    -----------
                   Net cash (used) provided by investing activities      (193,582)       (99,988)

Cash flows from financing activities
                Proceeds from notes issued                              3,181,365        825,000
             Payments on notes payable                                 (2,408,193)      (121,934)
                                                                      -----------    -----------
        Net cash provided by financing activities                         773,172        703,066
                                                                      -----------    -----------

Net decrease in cash and cash equivalents                                (162,431)      (416,136)

Cash and cash equivalents at beginning of year                            314,897        735,293
                                                                      -----------    -----------

Cash and cash equivalents at end of period                            $   152,466    $   319,157
                                                                      ===========    ===========

Supplemental disclosures:
Interest paid for the six months ended June 30, 2005 and 2004 was $ 143,163 and $ 145,058, respectively. Income taxes paid for the six months ended June 30, 2005 and 2004 was $75,000 and $300,000, respectively. Pawn loans forfeited and transferred to inventory amounted to $ 184,381 and $ 41,388, respectively, for the six months ended June 30, 2005 and 2004.


The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

(1)  Basis of Presentation:

The accompanying  unaudited condensed  consolidated financial statements of DGSE
Companies,  Inc.  and  Subsidiaries  include the  financial  statements  of DGSE
Companies, Inc. and its wholly-owned  subsidiaries,  DGSE Corporation,  National
Jewelry Exchange,  Inc., Charleston Gold and Diamond Exchange, Inc. and American
Pay Day Centers,  Inc. In July 2004 the Company sold the goodwill and trade name
of  Silverman  Consultants,   Inc.  and  discontinued  the  operations  of  this
subsidiary.  As a  result,  operating  results  for this  subsidiary  have  been reclassified  to  discontinued  operations  for all  periods  presented.  In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included.

The Company's operating results for the periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended
December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form
10-K for the year ended December 31, 2004. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

Pawn loans receivable in the amount of $ 132,811 and $ 107,562 as of June 30, 2005 and 2004, respectively, are included in the Consolidated Balance Sheets caption trade receivables. The related pawn service charges receivable in the amount of $ 74,299 and $ 49,119 as of June 30, 2005 and 2004, respectively, are also included in the Consolidated Balance Sheets caption trade receivables. Pay day loans receivable in the amount of $ 28,142 as of June 30, 2005 are also included in the Consolidated Balance Sheets caption trade receivables. There were no pay day loans receivable as of June 30, 2004.

The 10-K for the year ended  December 31, 2004 and the 10-Q for the period ended
March 31, 2005 will be amended to include additional disclosures.

(2)  - Earnings per share

     A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the periods ended June 30, 2005, and 2004 is as follows:

                                                     2005                                2005
                                                  Six months                         Three months
                                                  ----------                         ------------
                                                               Per-Share                           Per-Share
                                         Income      Shares      Amount      Income      Shares      Amount
                                       ---------   ---------   ---------   ---------   ---------   ---------
Basic earnings per common share
    Income from operations allocable
      to common shareholders           $ 229,893   4,913,290   $     .05   $  79,328   4,913,290   $     .02

Effect of dilutive securities
    Stock  options                          --       156,199         --         --       156,199         --
                                       ---------   ---------   ---------   ---------   ---------   ---------
Diluted earnings per common share
    Income from operations available
      to common shareholders plus
      assumed  conversions             $ 229,893   5,069,489   $     .05   $  79,328   5,069,489   $     .02
                                       =========   =========   =========   =========   =========   =========

                                                     2005                                2005
                                                  Six months                         Three months
                                                  ----------                         ------------
                                                               Per-Share                           Per-Share
                                         Income      Shares      Amount      Income      Shares      Amount
                                       ---------   ---------   ---------   ---------   ---------   ---------

Basic earnings per common share
    Income from operations allocable
      to common shareholders           $ 286,475   4,913,290   $     .06   $ 100,776   4,913,290   $     .02

Effect of dilutive securities
    Stock options                           --       248,326         --         --       248,326         --
                                       ---------   ---------   ---------   ---------   ---------   ---------

Diluted earnings per common share
    Income from operations available
      to common shareholders plus
      assumed conversions              $ 286,475   5,161,616   $     .06   $ 100,776   5,161,616   $     .02
                                       =========   =========   =========   =========   =========   =========


(3)  - Business segment information

     Management  identifies  reportable  segments by product or service offered.
     Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations. The Company's operations by segment for the six months ended
     June 30 were as follows:

                             (Amounts in thousands)

                    Retail       Wholesale                       Rare      Discontinued       Corporate
                   Jewelry        Jewelry        Bullion         Coins       Operations       and Other      Consolidated
                 ------------   ------------   ------------   ------------   ------------    ------------    ------------

Revenues
     2005        $      6,428   $      1,947   $      3,572   $      1,163           --      $        408    $     13,518
     2004               6,178          1,871          4,193            570           --               204          13,016
Net income
(loss)
     2005                 160             98             15             88           (131)            230
     2004                 203             96             42             27            (78)             (4)            286

Identifiable
Assets
     2005               7,781          1,735            165            174              5             776          10,636
     2004               7,739          1,715            119            149            415             783          10,920

Capital
Expenditures
     2005                 151           --             --             --             --                17             168
     2004                  81           --             --             --             --              --                81

Depreciation and
Amortization
     2005                  56             11           --             --             --                25              92
     2004                  56             11           --             --             --                 5              72

The Company's operations by segment for the three months ended June 30 were as follows:


                             (Amounts in thousands)
                    Retail       Wholesale                       Rare      Discontinued        Corporate
                   Jewelry        Jewelry        Bullion         Coins       Operations        and Other      Consolidated
                 ------------   ------------   ------------   ------------   ------------     ------------    ------------

Revenues
     2005        $      3,408   $      1,007   $      1,579    $        614           --      $        192    $      6,800
     2004               3,069            977          1,796             274           --               101           6,217
Net income
(loss)
     2005                 74             43              4              41           --               (83)              79
     2004                 99             49             (1)             11            (46)            (12)             100

Identifiable
Assets
     2005              7,781          1,735            165             174              5             776           10,636
     2004              7,739          1,715            119             149            415             783           10,920

Capital
Expenditures
     2005                144           --             --              --             --                 7              151
     2004                  8           --             --              --             --              --                  8

Depreciation and
Amortization
     2005                 28              6           --              --             --                15               49
     2004                 28              6           --              --             --                 3               37


(4) Other Comprehensive income:

Other comprehensive income is as follows:                       Tax
                                              Before Tax     (Expense)    Net-of-Tax
                                                Amount        Benefit       Amount
                                              ----------    ----------    ----------
Other comprehensive income at
   December 31, 2003                          $     --      $     --      $     --
Unrealized holding gains arising during the
    Three months ended March 31, 2004            106,373       (36,167)       70,206
                                              ----------    ----------    ----------
Other comprehensive income at
   March 31, 2004                                106,373       (36,167)       70,206
Unrealized holding losses during the
   Three months ended June 30, 2004              (86,020)       29,247       (56,773)
                                              ----------    ----------    ----------
Other comprehensive income at
   June 30, 2004                              $   20,353    $   (6,920)   $   13,433
                                              ==========    ==========    ==========

Other comprehensive income loss at
   December 31, 2004, March 31,2005
   And June 30, 2005                          $ (150,784)   $   28,202    $ (122,582)
                                              ==========    ==========    ==========





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

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      2005          2004
                                                   -----------   -----------


Net income as reported                             $   229,893   $   286,475
Deduct:  Total stock-based employee compensation
Expense determined under fair value based method
For all awards, net of related tax effects                --            --
                                                   -----------   -----------
Pro forma net income                               $   229,893   $   286,475
                                                   ===========   ===========

Earnings per share:
     Basic - as reported                                  $.05          $.06
     Basic - pro forma                                    $.05          $.06
     Diluted - as reported                                $.05          $.06
     Diluted pro forma                                    $.05          $.06

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                       2005           2004
                                                   -----------    ------------
Net income as reported                             $    79,328    $    100,776
Deduct:  Total stock-based employee compensation
Expense determined under fair value based method               -
For all awards, net of related tax effects                --              --
                                                   ----------- =  ------------
Pro forma net income                               $    79,328    $    100,776
                                                   ===========    ============


Earnings per share:
     Basic - as reported                                  $.02            $.02
     Basic - pro forma                                    $.02            $.02
     Diluted - as reported                                $.02            $.02
     Diluted pro forma                                    $.02            $.02

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1998, expected volatility of 70% to 96%, risk-free rate of 3.9% to 6.6%, no dividend yield and expected life of 5 to 8 years.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
---------------------

Six months ended June 30, 2005 vs 2004:


Sales increased by $ 424,633 (3.3%) in 2005. This increase was primarily the result of a $250,000 (4.0%) increase in retail jewelry sales, a $ 76,000 (4.1%) increase in wholesale jewelry sales and a $ 583,000 (104.0%) increase in the sale of rare coin products. These increases were the result of increased concentration in the local markets through increased advertising. Bullion sales decreased $ 621,000 (14.8%) due to reduced volatility in the bullion market. Pawn service fees increased by $77,231 in 2005 due to an increase in pawn loans outstanding during the year. Cost of goods as a percentage of sales was stable during the periods at 80.7% in 2005 and 80.8% in 2004.

Selling, general and administrative expenses increased by $358,769 or 19.9%. This increase was primarily due to an increase in staff and payroll related cost ($167,000), higher advertising cost ($43,000) and $ 73,000 in cost related to the new pay day loan stores. The increase in staff was necessary to maintain a high level of customer service as sales increase and the opening of three pay day loan stores. The increase in advertising was necessary in order to attract new customers in our local markets. Depreciation and amortization increased by $20,000 during 2005 due to capital assets acquired for the pay day loan stores.

Historically, changes in the market prices of precious metals have had a significant impact on both revenues and cost of sales in the rare coin and precious metals segments in which the Company operates. It is expected that due to the commodity nature of these products, future price changes for precious metals will continue to be indicative of the Company's performance in these business segments. Changes in sales and cost of sales in the retail and wholesale jewelry segments are primarily influenced by the national economic environment. It is expected that this trend will continue in the future due to the nature of these product.

Income taxes are provided at the corporate rate of 34% for both 2005 and 2004.

Loss from discontinued operations during 2004 in the amount of $ 78,101 net of income taxes is the operating results of Silverman Consultants, Inc. which was sold during 2004.

Three months ended June 30, 2005 vs 2004:
-----------------------------------------


Sales increased by $ 535,171 (8.7%) in 2005. This increase was primarily the result of a $339,000 (11.0%) increase in retail jewelry sales, a $ 30,000 (3.1%) increase in wholesale jewelry sales and a $ 340,000 (124.1%) increase in the sale of rare coin products. These increases were the result of increased concentration in the local markets through increased advertising. Bullion sales decreased $ 217,000 (12.8%) due to reduced volatility in the bullion market. Pawn service fees increased by $44,963 in 2005 due to an increase in pawn loans outstanding during the year. Cost of goods as a percentage of sales was stable during the periods at 81.6% in 2005 and 80.8% in 2004.

Selling, general and administrative expenses increased by $208,867 or 23.3%. This increase was primarily due to an increase in staff and payroll related cost ($54,000), higher advertising cost ($22,000) and $ 49,000 in cost related to the new pay day loan stores. The increase in staff was necessary to maintain a high level of customer service as sales increase and the opening of three pay day loan stores. The increase in advertising was necessary in order to attract new customers in our local markets. Depreciation and amortization increased by $12,000 during 2005 due to capital assets acquired for the pay day loan stores.

Historically, changes in the market prices of precious metals have had a significant impact on both revenues and cost of sales in the rare coin and precious metals segments in which the Company operates. It is expected that due to the commodity nature of these products, future price changes for precious metals will continue to be indicative of the Company's performance in these business segments. Changes in sales and cost of sales in the retail and wholesale jewelry segments are primarily influenced by the national economic environment. It is expected that this trend will continue in the future due to the nature of these product.

Income taxes are provided at the corporate rate of 34% for both 2005 and 2004.

Loss from discontinued operations during 2004 in the amount of $ 46,106 net of income taxes is the operating results of Silverman Consultants, Inc. which was sold during 2004.

Liquidity and Capital Resources

The Company's short-term debt, including current maturities of long-term debt totaled $ 624,265 as of December 31, 2004. During March 2005 the Company re-financed its outstanding bank debt. This new credit facility in the amount of $3,500,000 extended the maturity of its bank debt to March 31, 2006 and provided the Company with an additional $700,000 of unused liquidity.

Management of the Company expects capital expenditures to total approximately $100,000 during the next twelve months. It is anticipated that these expenditures will be funded from working capital and its new credit facility. As of June 30, 2004 there were no commitments outstanding for capital expenditures. The Company incurred $ 105,215 of prepaid construction costs in the six months ended June 30, 2005 related to its new facility in Charleston, South Carolina.

In the event of significant growth in retail and or wholesale jewelry sales, the demand for additional working capital will expand due to a related need to stock additional jewelry inventory and increases in wholesale accounts receivable. Historically, vendors have offered the Company extended payment terms to finance the need for jewelry inventory growth and management of the Company believes that they will continue to do so in the future. Any significant increase in wholesale accounts receivable will be financed under the Company's bank credit facility.


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

Contractual Cash Obligations                                         Payments due by year end
----------------------------                     --------------------------------------------------------------
                                       Total        2005         2006         2007         2008         2009      Thereafter
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Notes  payable                      $2,381,457   $  266,758   $2,114,699         --           --           --           --
Long-term debt and capital leases    1,765,258      219,444      383,623   $  365,623   $  133,956   $  369,728   $  292,884
Federal income taxes                   189,638      189,638         --           --           --           --           --
Operating  leases                      516,002      127,944      118,447      108,018       88,394       73,199         --
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                    $4,852,355   $  803,784   $2,616,769   $  473,641   $  222,350   $  442,927   $  292,884
                                    ==========   ==========   ==========   ==========   ==========   ==========   ==========


In addition, the Company estimates that it will pay approximately $ 275,000 in interest during the next twelve months.

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


ITEM 4. Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 6.  Exhibits and Reports on  Form 8-K.

Exhibits:

31.1     Certificate   of  L.S.   Smith   pursuant   to  Section   3026  of  the
         Sarbanes-Oxley Act of 2002, Chief Executive Officer.

32.2     Certificate   of  John   Benson   pursuant   to  Section   302  of  the
         Sarbanes-Oxley Act of 2002, Chief Financial Officer .

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

DGSE Companies, Inc.


By:      /s/ L. S. Smith                    Dated: August 15, 2005
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: August 15, 2005
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: August 15, 2005
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: August 15, 2005
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)