Form 10-Q
period 2005-09-30
DGSE COMPANIES INC
filed 2005-11-14
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       September 30, 2005
                               --------------------------------

(_) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                               --------------    --------------

Commission File Number                   1-11048
                       ----------------------------------------

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

           Class                                 Outstanding at October 25, 2005
----------------------------                     -------------------------------
Common Stock, $.01 per value                               4,913,290


PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements

                           Consolidated Balance Sheets

                                                          (Unaudited)
                                                         September 30,     December 31,
                                                              2005             2004
                                                         -------------    -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $     310,626          314,897
   Trade receivables                                           802,318          907,238
            Inventories                                      7,385,918        6,791,383
   Prepaid expenses                                            294,986          161,985
                                                         -------------    -------------
            Total current assets                             8,793,848        8,175,503

MARKETABLE SECURITIES - AVAILABLE FOR SALE                     120,079           77,062

PROPERTY AND EQUIPMENT - AT COST, NET                          957,920          885,301

DEFERRED INCOME TAXES                                            1,206           15,994

GOODWILL                                                       837,117          837,117

OTHER ASSETS                                                   263,611          290,722
                                                         -------------    -------------

            Total Assets                                 $  10,973,781    $  10,281,699
                                                         =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                         $   2,601,457          548,093
   Current maturities of long-term debt                        349,003           76,172
   Accounts payable - trade                                    286,340          590,412
   Accrued expenses                                            242,735          513,775
   Customer deposits                                         1,726,721           67,173
   Federal income taxes payable                                 79,952          146,210
                                                         -------------    -------------
            Total current liabilities                        3,732,208        1,941,835


Long-term debt, less current maturities                      1,300,929        2,749,278
                                                         -------------    -------------

            Total liabilities                                5,033,137        4,691,113

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; authorized 10,000,000
   shares; issued and outstanding 4,913,290 shares              49,133           49,133
   Additional paid-in capital                                5,708,760        5,708,760
   Accumulated other comprehensive  (loss)                     (93,972)        (122,582)
   Retained earnings (deficit)                                 276,723          (44,725)
            Total shareholders' equity                       5,940,644        5,590,586
                                                         -------------    -------------

                                                         $  10,973,781    $  10,281,699
                                                         =============    =============



The accompanying notes are an integral part of these consolidated financial statements


DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30,
(Unaudited)

                                                            2005           2004
                                                         -----------    -----------
Revenue
    Sales                                                $ 7,129,321    $ 6,239,150
    Pawn services charges                                     85,536         68,463
                                                         -----------    -----------
                                                           7,214,857      6,307,613

Costs and expenses
    Cost of goods sold                                     5,837,846      4,973,392
    Selling, general and administrative expenses           1,124,435        987,094
    Depreciation and amortization                             46,219         35,031
                                                         -----------    -----------
                                                           7,008,500      5,995,517
                                                         -----------    -----------

Operating income                                             206,357        278,189
                                                         -----------    -----------

Other income (expense)
   Other income                                                3,895         39,098
   Interest expense                                          (71,533)       (73,005)
                                                         -----------    -----------
           Total other income (expense)                      (67,638)       (33,907)

          Income before income taxes                         138,719        278,189

Income tax expense                                            47,165         94,584
                                                         -----------    -----------

         Net income from continuing operations                91,554        183,605

Loss from discontinued operations, net of income taxes          --          (73,864)
                                                         -----------    -----------

         Net income                                      $    91,554    $   109,741
                                                         ===========    ===========

Earnings per common share
     Basic and diluted
       From continuing operations                        $       .02    $       .04
       From discontinued operations                             --             (.02)
                                                         -----------    -----------
                                                         $       .02    $       .02
                                                         ===========    ===========

     Weighted average number of common shares:
        Basic                                              4,913,290      4,913,290
        Diluted                                            5,040,148      5,155,141



The accompanying notes are an integral part of these consolidated financial statements


DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)


                                                             2005            2004
                                                         ------------    ------------
Revenue
    Sales                                                $ 20,475,598    $ 19,160,794
    Pawn services charges                                     257,481         163,177
                                                         ------------    ------------
                                                           20,733,079      19,323,971

Costs and expenses
    Cost of goods sold                                     16,608,461      15,414,425
    Selling, general and administrative expenses            3,288,686       2,792,576
    Depreciation and amortization                             138,090         107,428
                                                         ------------    ------------
                                                           20,035,237      18,314,429
                                                         ------------    ------------

Operating income                                              697,842       1,009,542
                                                         ------------    ------------

Other income (expense)
   Other income                                                 3,895          39,098
   Interest expense                                          (214,696)       (218,063)
                                                         ------------    ------------

           Total other income (expense)                      (210,801)       (178,965)

          Income before income taxes                          487,041         830,577

Income tax expense                                            165,594         282,396
                                                         ------------    ------------

         Net income from continuing operations                321,447         548,181

Loss from discontinued operations, net of income taxes           --          (151,965)
                                                         ------------    ------------

         Net income                                      $    321,447    $    396,216
                                                         ============    ============


Earnings per common share
     Basic and diluted
        From continuing operations                       $        .06    $        .11
        From discontinued operations                             --              (.03)
                                                         ------------    ------------
                                                         $        .06    $        .08
                                                         ============    ============

     Weighted average number of common shares:
        Basic                                               4,913,290       4,913,290
        Diluted                                             5,059,709       5,159,458



The accompanying notes are an integral part of these consolidated financial statements


DGSE COMPANIES, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                  Nine Months Ended
                                                                    September 30,
                                                                 2005           2004
                                                              -----------    -----------
Cash Flows From Operations
Reconciliation of income to net cash
  used in  operating activities
    Net income                                                $   321,447    $   396,216
    Depreciation and amortization                                 138,090        107,428
    Gain on sale of assets                                           --          (32,529)
    Realized gain on sale of marketable securities                 (3,895)          --
    Other                                                            --            8,704
    (Increase) decrease in operating assets and liabilities
       Trade receivables                                           52,935        286,932
       Inventories                                               (594,535)      (400,533)
       Prepaid expenses and other current assets                 (133,001)       (51,102)
       Accounts payable and accrued expenses                     (575,112)    (1,116,872)
       Change in customer deposits                                105,548        (39,464)
       Federal income taxes payable                               (66,258)      (100,319)
       Other assets                                                27,111           --
                                                              -----------    -----------
           Total net cash used in operating activities           (727,670)      (941,539)
Cash flows from investing activities
       Pawn loans made                                           (469,839)      (445,024)
       Pawn loans repaid                                          338,069        312,675
       Recovery of pawn loan principal through
          Sale of forfeited collateral                            220,356         66,491
       Pay day loans made                                         100,871)          --
       Pay day loans repaid                                        64,270           --
       Purchase of property and equipment                        (210,709)       (95,039)
       Proceeds from sale of marketable securities                  4,277           --
       Proceeds from sale of assets                                  --          150,000
                                                              -----------    -----------

           Net cash (used) provided by investing activities      (154,447)       (10,897)
Cash flows from financing activities
       Proceeds from notes issued                               3,481,365      1,068,660
       Payments on notes payable                               (2,603,519)      (606,604)
                                                              -----------    -----------
Net cash provided by financing activities                         877,846        462,056
                                                              -----------    -----------

Net decrease in cash and cash equivalents                          (4,271)      (490,380)

Cash and cash equivalents at beginning of year                    314,897        735,293
                                                              -----------    -----------

Cash and cash equivalents at end of period                    $   310,626    $   244,913
                                                              ===========    ===========



Supplemental disclosures:

Interest paid for the nine months ended September 30, 2005 and 2004 was $ 214,696 and $ 218,063, respectively.
Income taxes paid for the nine months ended September 30, 2005 and 2004 was $225,000 and $304,430, respectively. Pawn loans forfeited and transferred to inventory amounted to $ 220,356 and $ 312,675, respectively, for the nine months ended September 30, 2005 and 2004.

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

The Company's  operating  results for the periods ended  September 30, 2005, are not  necessarily  indicative  of the results  that may be expected  for the year ended  December 31, 2005.  For further  information,  refer to the  consolidated financial  statements  and footnotes  thereto  included in the Company's  annual
report  on  Form  10-K  for  the  year  ended   December   31,   2004.   Certain
reclassifications   were  made  to  the  prior  year's  consolidated   financial
statements to conform to the current year presentation.

Pawn loans  receivable  in the amount of $ 142,611 and $ 181,199 as of September
30, 2005 and 2004, respectively, are included in the Consolidated Balance Sheets caption trade receivables. The related pawn service charges receivable in the amount of $ 50,433 and $ 76,136 as of September 30, 2005 and 2004, respectively, are also included in the Consolidated Balance Sheets caption trade receivables.
Pay day loans receivable in the amount of $ 27,614 as of September 30, 2005 are also included in the Consolidated Balance Sheets caption trade receivables.
There were no pay day loans receivable as of September 30, 2004.

The 10-K for the year ended  December 31, 2004 and the 10-Q for the period ended
March 31, 2005 will be amended to include additional disclosures.

(2)  - Earnings per share
         A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the periods ended September 30, 2005, and 2004 is as follows:


                                                       2005                              2005
                                                   Nine months                       Three months
                                       ---------------------------------   ---------------------------------
                                                               Per-Share                           Per-Share
                                         Income      Shares      Amount      Income      Shares      Amount
                                       ---------------------------------   ---------------------------------
Basic earnings per common share
    Income from operations allocable
      to common shareholders           $ 321,447   4,913,290   $     .06   $  91,554   4,913,290   $     .02

Effect of dilutive securities
    Stock options                           --       146,413         --         --       126,858         --
                                       ---------   ---------   ---------   ---------   ---------   ---------

Diluted earnings per common share
   Income from operations available
      to common shareholders plus
      assumed conversions              $ 321,447   5,059,709   $     .06   $  91,554   5,040,148   $     .02
                                       =========   =========   =========   =========   =========   =========


                                                       2004                              2004
                                                   Nine months                       Three months
                                       ---------------------------------   ---------------------------------
                                                               Per-Share                           Per-Share
                                         Income      Shares      Amount      Income      Shares      Amount
                                       ---------------------------------   ---------------------------------

 Basic earnings per common share
    Income from operations allocable
      to common shareholders           $ 396,216   4,913,290   $     .08   $ 109,741   4,913,290         .02

 Effect of dilutive securities
    Stock  options                          --       246,168         --         --       241,851         --
                                       ---------   ---------   ---------   ---------   ---------   ---------

Diluted earnings per common share
   Income from operations available
      to common shareholders plus
      assumed  conversions             $ 396,216   5,159,458   $     .06   $ 109,741   5,155,141   $     .02
                                       =========   =========   =========   =========   =========   =========


(3)  - Business segment information

         Management   identifies  reportable  segments  by  product  or  service offered.  Each  segment  is  managed  separately.  Corporate  and other includes certain general and  administrative  expenses not allocated to segments and pawn operations.  The Company's  operations by segment for the nine months ended September 30 were as follows:

                                                 (Amounts in thousands)

                    Retail        Wholesale                       Rare         Corporate
                   Jewelry         Jewelry        Bullion         Coins        and Other      Consolidated
                 ------------   ------------   ------------    ------------   ------------    ------------
Revenues
     2005        $      9,790   $      2,962   $      5,536    $      1,895   $        550    $     20,733
     2004               9,293          2,872          5,590           1,238            331          19,324
Net income
                                                                                     (loss)
     2005                 204            144             27             145           (199)            321
     2004                 285            150             37              61           (137)            396

Identifiable
Assets
     2005               8,041          1,742            236             145            810          10,974
     2004               7,790          1,745            169              94            784          10,582

Capital
Expenditures
     2005                 169           --             --              --               42             211
     2004                  95           --             --              --             --                95

Depreciation and
Amortization
     2005                  85             16           --              --               37             138
     2004                  84             16           --              --                7             107


The Company's operations by segment for the three months ended September 30 were as follows:
                                                 (Amounts in thousands)

                    Retail        Wholesale                       Rare         Corporate
                   Jewelry         Jewelry        Bullion         Coins        and Other      Consolidated
                 ------------   ------------   ------------    ------------   ------------    ------------
Revenues
     2005        $      3,362   $      1,015   $      1,964    $        732            142    $      7,215
     2004               3,115          1,001          1,397             668            127           6,308
Net income
                                                                                     (loss)
     2005                  44             45             12              58            (68)             91
     2004                  82             54             (5)             34            (55)            110

Identifiable
Assets
     2005               8,041          1,742            236             145            810          10,974
     2004               7,790          1,745            169              94            784          10,582

Capital
Expenditures
     2005                  18           --             --              --               26              44
     2004                  35           --             --              --             --                35


Depreciation and
Amortization
     2005                  29              5           --              --               12              46
     2004                  27              5           --              --                3              35


(4) Other Comprehensive income:

Other comprehensive income is as follows:                       Tax
                                              Before Tax     (Expense)    Net-of-Tax
                                                Amount        Benefit       Amount
                                              ----------    ----------    ----------
Other comprehensive income at
   December 31, 2003                          $     --      $     --      $     --
Unrealized holding gains arising during the
    Three months ended March 31, 2004            106,373       (36,167)       70,206
                                              ----------    ----------    ----------
Other comprehensive income at
   March 31, 2004                                106,373       (36,167)       70,206
Unrealized holding losses during the
   Three months ended June 30, 2004              (86,020)       29,247       (56,773)
                                              ----------    ----------    ----------
Other comprehensive income at
   June 30, 2004                              $   20,353    $   (6,920)   $   13,433
                                              ==========    ==========    ==========

Other comprehensive income loss at
   December 31, 2004, March 31,2005
   And June 30, 2005                          $ (150,784)   $   28,202    $ (122,582)
Unrealized holding gains arising during the
    Three months ended September 30, 2005         43,348       (14,738)       28,610
                                              ----------    ----------    ----------
Other comprehensive income at
   September 30, 2005                         $ (107,436)   $   13,464    $  (93,972)
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

                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                         2005             2004
                                                    --------------   --------------
Net income as reported                              $      321,447   $      396,216
Deduct:  Total stock-based employee compensation
Expense determined under fair value based method
For all awards, net of related tax effects                    --               --
                                                    --------------   --------------
Pro forma net income                                $      321,447   $      396,216
                                                    ==============   ==============


Earnings per share:
     Basic - as reported                                      $.06             $.08
     Basic - pro forma                                        $.06             $.08
     Diluted - as reported                                    $.06             $.08
     Diluted pro forma                                        $.06             $.08




                                                    Three Months Ended September 30,
                                                    --------------------------------
                                                         2005              2004
                                                    --------------   ---------------
Net income as reported                              $       91,554   $       109,741
Deduct:  Total stock-based employee compensation
Expense determined under fair value based method
For all awards, net of related tax effects                    --                --
                                                    --------------   ---------------
Pro forma net income                                $       91,554   $       109,741
                                                    ==============   ===============


Earnings per share:
     Basic - as reported                                      $.02              $.02
     Basic - pro forma                                        $.02              $.02
     Diluted - as reported                                    $.02              $.02
     Diluted pro forma                                        $.02              $.02

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1998, expected volatility of 70% to 96%, risk-free rate of 3.9% to 6.6%, no dividend yield and expected life of 5 to 8 years.

(6)  Recently Issued Accounting Standards


In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R had been set for the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies. However, on April 14, 2005, the Securities and Exchange Commission (SEC) announced the effective date of SFAS 123R was suspended until January 1, 2006, for calendar year companies. Early adoption is allowed.

SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options granted after the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC, and plans to utilize the modified prospective method. The Company has not yet determined the financial statement impact of adopting SFAS 123R for periods beyond 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
---------------------

Nine months ended September 30, 2005 vs 2004:
---------------------------------------------


Sales increased by $ 1,314,804 (6.9%) in 2005. This increase was primarily the result of a $497,000 (5.3%) increase in retail jewelry sales, a $ 90,000 (3.1%) increase in wholesale jewelry sales and a $ 657,000 (53.1%) increase in the sale of rare coin products. These increases were the result of increased concentration in the local markets through increased advertising. Bullion sales decreased $ 54,000 (1.0%) due to reduced volatility in the bullion market. Pawn service fees increased by $94,304 in 2005 due to an increase in pawn loans outstanding during the year. Cost of goods as a percentage of sales increased from 80.4% in 2004 to 81.1% in 2005 due the significant increase in rare coin sales.

Selling, general and administrative expenses increased by $496,110 or 17.8%. This increase was primarily due to an increase in staff and payroll related cost ($196,000), higher advertising cost ($81,000) and $ 145,000 in cost related to the new pay day loan stores. The increase in staff was necessary to maintain a high level of customer service as sales increased and the opening of three pay day loan stores. The increase in advertising was necessary in order to attract new customers in our local markets. Depreciation and amortization increased by $30,662 during 2005 due to capital assets acquired for the pay day loan stores.

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

Loss from discontinued operations during 2004 in the amount of $ 151,965 net of income taxes is the operating results of Silverman Consultants, Inc. which was sold during 2004.

Three months ended September 30, 2005 vs 2004:
----------------------------------------------

Sales increased by $ 890,171 (14.3%) in 2005. This increase was primarily the result of a $247,000 (7.9%) increase in retail jewelry sales, a $ 567,000 (40.6%) increase in bullion sales and a $ 64,000 (9.6%) increase in the sale of rare coin products. These increases were the result of increased concentration in the local markets through increased advertising as well as a 12.4% increase in the price of gold bullion. Pawn service fees increased by $ 17,073 in 2005 due to an increase in pawn loans outstanding during the year. Cost of goods as a percentage of sales increased from 79.7% in 2004 to 81.9% in 2005 due the significant increase in bullion sales.

Selling, general and administrative expenses increased by $137,341 or 13.9%. This increase was primarily due to an increase in staff and payroll related cost ($19,000), higher advertising cost ($56,000) and $ 62,000 in cost related to the new pay day loan stores. The increase in staff was necessary to maintain a high level of customer service as sales increase and the opening of three pay day loan stores. The increase in advertising was necessary in order to attract new customers in our local markets. Depreciation and amortization increased by $11,188 during 2005 due to capital assets acquired for the pay day loan stores.


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

Loss from discontinued operations during 2004 in the amount of $ 73,005 net of income taxes is the operating results of Silverman Consultants, Inc. which was sold during 2004.

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

Management of the Company  expects capital  expenditures to total  approximately
$125,000  during  the  next  twelve  months.   It  is  anticipated   that  these
expenditures will be funded from working capital and its new credit facility. As of  September  30,  2005  there  were no  commitments  outstanding  for  capital expenditures.  The Company incurred $ 152,000 of prepaid  construction  costs in the nine  months  ended  September  30,  2005  related  to its new  facility  in
Charleston, South Carolina.

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

  Contractual Cash Obligations                                       Payments due by year end
------------------------------                   --------------------------------------------------------------
                                       Total        2005         2006         2007         2008         2009      Thereafter
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Notes  payable                      $2,601,457   $  186,758   $2,414,699         --           --           --           --
Long-term debt and capital leases    1,649,932      104,118      383,623   $  365,623   $  133,956   $  369,728   $  292,884
Federal income taxes                    79,952       79,952         --           --           --           --           --
Operating leases                       503,655       32,081      128,325      128,325       88,394       63,093       31,546
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------

                                    $4,803,105   $  402,909   $2,926,647   $  493,948   $  222,350   $  432,827   $  324,430
                                    ==========   ==========   ==========   ==========   ==========   ==========   ==========


In addition, the Company estimates that it will pay approximately $ 282,000 in interest during the next twelve months.

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


DGSE Companies, Inc.



By:      /s/ L. S. Smith                    Dated: November 11, 2005
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /s/ L. S. Smith                    Dated: November 11, 2005
    -------------------------
    L. S. Smith
    Chairman of the Board,
    Chief Executive Officer and
    Secretary


By:  /s/ W. H. Oyster                   Dated: November 11, 2005
    -------------------------
    W. H. Oyster
    Director, President and
    Chief Operating Officer


By:  /s/ John Benson                    Dated: November 11, 2005
    -------------------------
    John Benson
    Chief Financial Officer
    (Principal Accounting Officer)