Form 10-Q/A
period 2005-03-31
DGSE COMPANIES INC
filed 2005-11-18
CIK 701719

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                             AMENDMENT TO FORM 10-Q
                              FILED ON MAY 13, 2005

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



The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                      Three Months Ended
                                                                            March 31,
                                                                       2005           2004
                                                                   -----------    -----------
Cash Flows From Operations
Reconciliation of net income to net cash
   used in  operating activities
     Net income                                                    $   150,565    $   185,699
     Depreciation and amortization                                      42,803         35,285
        (Increase) decrease in operating assets and liabilities
        Trade receivables                                              177,381         50,411
        Inventories                                                   (443,729)      (213,794)
        Prepaid expenses and other current assets                      (41,503)         6,204
         Accounts payable and accrued expenses                        (573,933)      (837,959)
         Change in customer deposits                                   128,319        (58,589)
         Federal income taxes payable                                    2,563       (204,337)
         Other assets                                                   (9,565)          (951)
                                                                   -----------    -----------
              Total net cash used in operating activities             (567,099)    (1,038,031)

Cash flows from investing activities
         Pawn loans made                                              (184,359)      (135,910)
         Pawn loans repaid                                             122,699        124,695
         Recovery of pawn loan principal through
             Sale of forfeited collateral                               64,253         20,135
         Pay day loans made                                            (12,970)          --
         Pay day loans repaid                                            5,115           --
         Purchase of property and equipment                            (17,768)        (4,164)
                                                                   -----------    -----------
                Net cash (used) provided by investing activities       (23,030)         4,756
Cash flows from financing activities
         Proceeds from notes issued                                    700,000        625,000
         Payments on notes payable                                    (297,027)      (272,580)
                                                                   -----------    -----------
        Net cash provided by financing activities                      402,973        352,420
                                                                   -----------    -----------

Net decrease in cash and cash equivalents                             (187,156)      (680,855)

Cash and cash equivalents at beginning of year                         314,897        735,293
                                                                   -----------    -----------

Cash and cash equivalents at end of period                         $   127,741    $    54,438
                                                                   ===========    ===========

Supplemental schedule of non-cash, investing and financing activities:
Interest paid for the three months ended March 31, 2005 and 2004 was $ 77,563 and $ 72,053, respectively.
Income taxes paid for the three months ended March 31, 2005 and 2004 was $75,000 and $300,000, respectively. Pawn loans forfeited and transferred to inventory amounted to $ 119,808 and $ 23,895, respectively, for the three months ended March 31, 2005 and 2004.

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

The Company's operating results for the period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

Pawn loans receivable in the amount of $ 152,722 and $ 103,111 as of March 31, 2005 and 2004, respectively, are included in the Consolidated Balance Sheets caption trade receivables. The related pawn service charges receivable in the amount of $ 63,511 and $ 42,638 as of March 31, 2005 and 2004, respectively, are also included in the Consolidated Balance Sheets caption trade receivables. Pay day loans receivable in the amount of $ 6,805 as of March 31, 2005 are also included in the Consolidated Balance Sheets caption trade receivables. There were no pay day loans receivable as of March 31, 2004.

The 10-K for the year ended December 31, 2004 will be amended to include expanded footnote disclosures.


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
                                               =========   =========   =========


(3)  - Business segment information

Management identifies reportable segments by product or service offered. Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn and pay day loan operations. The Company's operations by segment were as follows:

                             (Amounts in thousands)

                    Retail       Wholesale                        Rare        Corporate
                   Jewelry        Jewelry         Bullion         Coins       and Other      Consolidated
                 ------------   ------------   ------------   ------------   ------------    ------------
Revenues
   2005          $      3,020   $        940   $      1,993   $        549   $        216    $      6,718
   2004                 3,109            894          2,397            296            103           6,799

Net income
(loss)
   2005                    86             55             11             47            (48)            151
   2004                   104             47             43             16            (24)            186

Identifiable
Assets
   2005                 7,633          1,721            134            166            738          10,392
   2004                 7,553          1,620            134            104          1,203          10,614

Capital
Expenditures
   2005                     8           --             --             --               10              18
   2004                     3           --             --             --                1               4
Depreciation and
Amortization
   2005                    28              5           --             --               10              43
   2004                    28              5           --             --                2              35



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


(6) Financing

The Company entered into a financing agreement on March 31, 2005 with a commercial bank that allows the Company to borrow at any time through March 31, 2006 up to $ 3,500,000 at the bank's prime Rate of interest plus 1/4%. Borrowings under the financing agreement mature on March 31, 2006. The Company borrowed $ 2,699,699 under this new credit facility in order to liquidate its previous bank debt. The remaining portion of the new financing agreement is available to the Company for working capital requirements. This new credit facility provided the Company with an additional $ 700,000 of unused liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Quarter ended March 31, 2005 vs 2004:
-------------------------------------
Sales decreased by $ 113,538 (1.7%) in 2005. This decrease was primarily the result of a $89,000 (2.9%) decrease in retail jewelry sales, a $ 89,000 (5.1%) increase in wholesale jewelry sales and a $ 253,000 (85.5%) increase in the sale of rare coin products. The increase in rare coin sales were the result of increased concentration in the local markets through increased advertising. Bullion sales decreased $ 404,000 (16.9%) due to reduced volatility in the bullion market. Pawn service fees increased by $32,268 in 2005 due to an increase in pawn loans outstanding during the year. Cost of goods as a percentage of sales was stable during the periods at 80.1% in 2005 and 80.8% in 2004,

Selling, general and administrative expenses increased by $149,902 or 16.5%. This increase was primarily due to an increase in staff and payroll related cost ($104,000), higher advertising cost ($21,000) and $ 24,456 in cost related to the new pay day loan stores. The increase in staff was necessary to maintain a high level of customer service as sales increase and the opening of three pay day loan stores. The increase in advertising was necessary in order to attract new customers in our local markets. Depreciation and amortization increased by $7,000 during 2005 due to capital assets acquired for the pay day loan stores.

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

Loss from discontinued operations during 2004 in the amount of $ 31,995 net of income taxes is the operating results of Silverman Consultants, Inc. which was sold during 2004.

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

From time to time, management has adjusted the Company's inventory levels to meet seasonal demand or in order to meet working capital requirements. Management is of the opinion that if additional working capital is required, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted or a portion of the Company's investments in marketable securities may be liquidated in order to meet unforeseen working capital requirements


Contractual Cash Obligations                                        Payments due by year end
----------------------------                     --------------------------------------------------------------
                                       Total        2005         2006         2007         2008         2009      Thereafter
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Notes payable                       $2,566,758   $  266,758   $2,300,000         --           --           --           --
Long-term debt and capital leases    1,209,758      120,667      183,281   $  143,936   $  147,262   $  369,728   $  244,884
Federal income taxes                   148,773      148,773         --           --           --           --           --
Operating  leases                      558,649      170,591      118,447      108,018       88,394       73,199         --
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------

                                    $4,483,938   $  706,789   $2,601,728   $  251,954   $  235,656   $  442,927   $  244,884
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

         31.1 Certificate of L.S. Smith pursuant to Section 3026 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

         31.2 Certificate of John Benson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer .

         32.1 Certificate of L.S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

         32.2 Certificate of John Benson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DGSE Companies, Inc.

By: /s/ L. S. Smith                    Dated: November 16, 2005
   -------------------------
   L. S. Smith
   Chairman of the Board,
   Chief Executive Officer and
   Secretary



By: /s/ W. H. Oyster                   Dated: November 16, 2005
   -------------------------
   W. H. Oyster
   Director, President and
   Chief Operating Officer


By: /s/ John Benson                    Dated: November 16, 2005
   -------------------------
   John Benson
   Chief Financial Officer
   (Principal Accounting Officer)