Form 10-K/A
period 2004-12-31
DGSE COMPANIES INC
filed 2006-02-02
CIK 701719

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                             AMENDMENT TO FORM 10-K
                              FILED APRIL 15, 2005
                                   (Mark One)

(X) Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal year ended          December 31, 2004         or
                          ----------------------------------

(_) Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                  to
                               ----------------    ----------------
Commission file number     1-11048
                       ----------------

                              DGSE Companies, Inc.
                 ----------------------------------------------
                 (formerly Dallas Gold & Silver Exchange, Inc.)
             (Exact Name of registrant as specified in its charter)

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
       None                                         None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $ .01 par value
-----------------------------
(Title of Class)

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

ITEM 2. PROPERTIES

The Company owns a 6,000 square foot building in Dallas, Texas which houses retail jewelry, consumer lending and bullion trading operations and its principal executive offices. The land and building are subject to a mortgage maturing in January 2014, with a balance outstanding of approximately $ 465,724 as of December 31, 2004. The Company also leases 2,000 square feet of space in an office complex next door to its headquarters in Dallas, Texas. The lease expires in November 30, 2008 and requires monthly lease payments in the amount of $ 2,707.

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

The following table summarizes options outstanding as of December 31, 2004:

Plan         Number of             Weighted average    Number of securities
Category     securities to be      exercise price of   remaining available
             issued upon           outstanding         for future issuance
             exercise of options   options, warrants   under equity compensation
             warrants & rights     & rights            plans
-----------  -------------------   -----------------   -------------------------
Equity
Compensation
Plans Approved
By Security
Holders          1,420,634              $ 2.09                 279,336

Equity
Compensation
Plans Not
Approved By
Security
Holders             None                                         None
             -------------------   -----------------   -------------------------
Total           1,420,634              $ 2.09                  279,336
             ===================   =================   =========================


ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and accompanying notes included elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA

                                                     Years Ended December 31,
                                            ------------------------------------------
                                             2000     2001     2002     2003    2004
                                            ------   ------   ------   ------   ------
                                         (Amounts in thousands, except per share figures)
Operating Data:
Sales                                       20,427   19,134   21,083   25,244   28,386
Pawn service fees                               96      120      156      182      256
                                            ------   ------   ------   ------   ------
Total revenues                              20,523   19,254   21,239   25,426   28,642
Cost of goods sold                          15,958   14,743   16,239   20,050   22,743
                                            ------   ------   ------   ------   ------
Gross profit                                 4,565    4,511    5,000    5,376    5,899
Selling, general & administrative
  Expenses                                   3,689    3,601    3,948    4,054    4,724
Depreciation & amortization                    217      235      158      160      123
                                            ------   ------   ------   ------   ------
                                             3,906    3,836    4,106    4,214    4,847
Operating Income                               659      675      894    1,162    1,052
Other income (expense):
Unrealized loss on investments                                          -1,635
Other income                                     4        3      402                24
Interest expense                              -311     -298     -263     -268     -248
                                            ------   ------   ------   ------   ------
Total other income (expense)                  -307     -295      139   -1,903     -224
Income (loss) before income taxes              352      380    1,033     -741      828
Income tax expense (benefit)                   172      119      327     -334      228
                                            ------   ------   ------   ------   ------
Income (loss) from continuing
  Operations                                   180      260      706     -407      600
Loss from discontinued operations,
  Net of income taxes                           72     -586     -277     -117     -249
                                            ------   ------   ------   ------   ------
Net income (loss)                              252     -325      429     -524      351

Earnings (loss) per common share
  Basic
From continuing operating                      .04      .05      .14      -.09     .12
From discontinued operations                   .01     -.12     -.05      -.02    -.05
                                            ------   ------   ------   ------   ------
  Diluted                                      .05     -.07      .09     -.11      .07

From continuing operating                      .04      .05      .14     -.09      .12
From discontinued operations                   .01     -.12     -.05     -.02     -.05
                                            ------   ------   ------   ------   ------
  Diluted                                      .05     -.07      .09     -.11      .07

Weighted average number of common shares:
Basic                                        4,682    4,925    4,914    4,913    4,913
Diluted                                      5,043    4,925    4,917    4,913    5,135

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

FORWARD-LOOKING INFORMATION
---------------------------

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

Segment Information
-------------------

Management identifies reportable segments by product or service offered. Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations. The
Company's operations by segment were as follows:

                                       (Amounts in thousands)

              Retail   Wholesale               Rare      Discontinued    Corporate
             Jewelry    Jewelry     Bullion    Coins      Operations     and Other    Consolidated
            --------   ---------   --------   --------   ------------    ---------    ------------
Revenues
  2004      $ 14,601   $   4,451   $  7,482   $  1,574           --      $     534    $     28,642
  2003        13,179       4,218      6,648      1,014           --            367          25,426
  2002        11,490       4,301      4,348        799           --            301          21,239

Net income
(loss)
  2004           267         266         63         92           (249)         (88)            351
  2003           162         200         46         34           (117)        (849)           (524)
  2002           229         114         43         36           (276)         283             429

Identifiable
assets
  2004         7,519       1,679        117        158              7          802          10,282
  2003         7,988       1,737        129        100            588          530          11,072
  2002         7,548       1,699         35         81            764          448          10,545

Capital
Expenditures
  2004            85        --         --         --             --              7              92
  2003            33        --         --         --                1         --                34
  2002            25        --         --         --             --           --                25

Depreciation and
Amortization
  2004            92          22       --         --               25            9             148
  2003           130          22       --         --               27            8             187
  2002           133          21       --         --               33           16             203


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

Results of Operations
---------------------

2004 vs 2003
------------
Revenues increased by $ 3,216,670 (12.7%) in 2004. This increase was primarily the result of a $834,293 (12.6%) increase in the sale of precious metals products, a $1,422,537 (10.8%) increase in retail jewelry sales, a $ 233,410 (5.5%) increase in wholesale jewelry sales and a $ 559,268 (55.1%) increase in the sale of rare coin products. These increases were the result of a nation-wide improvement in the retail environment, a 4.8% price increase in gold products and a 5% price increase in diamonds and other jewelry products. Pawn service fees increased by $ 74,619 in 2004 due to an increase in pawn loans outstanding during the year. Cost of goods as a percentage of sales increased from 79.4% in 2003 to 80.1% in 2004 and gross margins decreased from 20.6% in 2003 to 19.9% in 2004. These changes were due to the increase in the precious metals sales volume as a percentage of total sales and the increase in the cost of gold products.

Selling, general and administrative expenses increased by $671,000 or 15.9%. This increase was primarily due to an increase in staff ($301,000), higher advertising cost ($97,000), higher property taxes ($50,000) and higher legal and professional costs ($24,000). The increase in staff was necessary to maintain a high level of customer service as sales increased. The increase in advertising was necessary in order to attract new customers in our local markets. The property tax increase was due to higher local tax rates and an increase in taxable assets. The increase in legal and professional costs was due to new regulatory requirements. Depreciation and amortization decreased by $37,000 during 2004 due to certain assets becoming fully depreciated. Interest expense declined $21,000 due to a reduction in debt outstanding during the year.

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

Marketable equity securities are comprised of investments in three small companies with thinly traded securities and low market prices. These investments have been categorized as available-for-sale and are carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders' equity net of tax until realized. Realized gains and losses on the sale of securities are based on the specific identification method. During 2003 management determined that the decline in the market value of its investments in these securities was other than temporary, and as a result these investments were written-down to their fair value. This write-down resulted in a charge to 2003 earnings in the amount of $1,134,950, net of income tax benefits. This determination was based on the length of time during which the trading range of these securities was below their cost. During 2004 these securities traded at prices which were both higher and lower than the closing market prices at December 31, 2004. As a result, management determined that the decline in value as of December 31, 2004 was temporary. This determination was based on the conclusion that the quoted market prices for these investments provides the most reliable measure of their respective values.

During 2004 the Company sold the goodwill ($314,003), and trade name of Silverman Consultants, Inc. The sale of this goodwill resulted in a gain on the disposal of this reporting unit in the amount of $39,098. This gain is included in the caption (Other income) in the consolidated statements of operations for the year ended December 31, 2004.

Loss from discontinued operations during 2004, and 2003 in the amounts of $248,890 and $117,097 net of income taxes is the combined results of operations of three subsidiaries of the Company. DLS Financial Services, Inc. which offered financial consulting services, and eye media, inc. which offered internet software have not solicited or received any new clients during the past two years and do not anticipate doing so in the future. Silverman Consultants, Inc., which offered consulting liquidation services was sold in July 2004.


2003 vs 2002
------------
Revenues increased by $ 4,186,086 (19.7%) in 2003. This increase was primarily the result of a $2,300,065 (52.9%) increase in the sale of precious metals products, a $1,688,588 (14.7%) increase in retail jewelry sales, a $ 83,299 (1.9%) decrease in wholesale jewelry sales and a $ 215,744 (27.0%) increase in the sale of rare coin products. These increases were the result of a nation-wide improvement in the retail environment and a 19.9% price increases in the gold market. Pawn service fees increase by $ 25,537 in 2003 due to an increase in pawn loans outstanding during the year. Cost of goods as a percentage of sales increased from 77.0% in 2002 to 79.4% in 2003 and gross margins decreased from 23.0% in 2002 to 20.6% in 2003. These changes were due to the increase in the precious metals sales volume as a percentage of total sales and the increase in the cost of gold products.

Selling, general and administrative expenses increased by $106,000 (2.6%) due to an increase in payroll and related cost. Other income in the amount of $ 401,849 during 2002 was the result of retirement of debt at a discount related to the acquisition of Silverman Consultants, Inc.

Marketable equity securities are comprised of investments in three small companies with thinly traded securities and low market prices. These investments have been categorized as available-for-sale and are carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders' equity net of tax until realized. Realized gains and losses on the sale of securities are based on the specific identification method. During 2003 management determined that the decline in the market value of its investments in these securities was other than temporary, and as a result these investments were written-down to their fair value. This write-down resulted in a charge to 2003 earnings in the amount of $1,134,950, net of income tax benefits. This determination was based on the length of time during which the trading range of these securities was below their cost.

Loss from discontinued operations during 2003, and 2002 in the amounts of $117,097 and $276,992 net of income taxes is the combined results of operations of three subsidiaries of the Company. DLS Financial Services, Inc. which offered financial consulting services, and eye media, inc. which offered internet software have not solicited or received any new clients during the past two years and do not anticipate doing so in the future. Silverman Consultants, Inc., which offered consulting liquidation services was sold in July 2004.

Liquidity and Capital Resources
-------------------------------

The Company's short-term debt, including current maturities of long-term debt totaled $ 624,265 as of December 31, 2004. During March 2005 the Company re-financed its outstanding bank debt. This new credit facility in the amount of $3,500,000 extended the maturity of its bank debt to March 31, 2006 and provided the Company with an additional $ 700,000 of unused liquidity.

Management of the Company expects capital expenditures to total approximately $100,000 during 2005. It is anticipated that these expenditures will be funded from working capital and its new credit facility. As of December 31, 2004 there were no commitments outstanding for capital expenditures.

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

The Company assesses the impairment of investments and long-lived assets, which includes goodwill and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include:
(i) underperformance relative to expected historical or projected future operating results (ii) changes in the manner of use of the assets or the strategy for our overall business and (iii) negative industry or economic trends.

When the Company determines that the carrying value of goodwill and long-lived assets may not be recoverable, an impairment charge is recorded. Impairment is generally measured based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or prevailing market rates of investment securities, if available.

The Company performs a goodwill impairment test at the reporting unit level annually or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. To perform the impairment test the Company estimated the fair value of the reporting unit using the expected present value of corresponding future cash flows. Impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of December 31, 2004, the Company performed its annual review for impairment of goodwill related to its Fairchild acquisition. The Company concluded that there was no evidence of impairment related to the Goodwill for this reporting unit.

Goodwill consists of the following:

                                       Wholesale
                                        Segment
                                       ---------

Goodwill                               $ 837,117
                                       =========

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

                                                   Year Ended December 31,
                                             ----------------------------------
                                                2004        2003         2002
                                             ---------   ---------    ---------

Net income (loss), as reported               $ 350,829   $(524,140)   $ 429,311

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                        --          --       (236,611)
                                             ---------   ---------    ---------
    Pro forma net income (loss)              $ 350,829   $(524,140)   $ 192,700
                                             =========   =========    =========
    Earnings per share:
        Basic - as reported                        .07        (.11)         .09
        Basic - pro forma                          .07        (.11)         .04
        Diluted - as reported                      .07        (.11)         .09
        Diluted - pro forma                        .07        (.11)         .04

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


ITEM 8. FINANCIAL STATEMENTS

(a) Financial Statements (see pages 22 - 42 of this report).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information contained in the Company's Form 8-K/A-2 filed on November 1,2004 is incorporated by reference in response to this item.


ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in its periodic SEC filings within the required time period. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

DGSE Companies, Inc.

By:      /s/ L. S. Smith                    Dated: February 2, 2006
         ---------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ L. S. Smith                    Dated: February 2, 2006
   ---------------------------
   L.S Smith
   Chairman of the Board,
   Chief Executive Officer and
   Secretary


By: /s/ W. H. Oyster                   Dated: February 2, 2006
   ---------------------------
   W. H. Oyster
   Director, President and
   Chief Operating Officer


By: /s/ John Benson                    Dated: February 2, 2006
   ---------------------------
   John Benson
   Chief Financial Officer
   (Principal Accounting Officer)

By  /s/ William P. Cordeiro            Dated: February 2, 2006
   ---------------------------
   Director

By:  /s/ Craig Allan-Lee               Dated: February 2, 2006
   ---------------------------
   Director


By: /s/ Paul Hagen                     Dated: February 2, 2006
   ---------------------------
   Director

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




                                           CF & Co., L.L.P.
Dallas, Texas
March 22, 2004


                      DGSE Companies, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                  December 31,

ASSETS

                                                               2004            2003
                                                           ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                              $    314,897    $    735,293
    Trade receivables                                           907,238         774,586
     Other receivables                                             --           204,430
    Inventories                                               6,791,383       6,673,865
    Prepaid expenses                                            161,985         149,277
                                                           ------------    ------------

          Total current assets                                8,175,503       8,537,451
                                                           ============    ============

MARKETABLE SECURITIES - AVAILABLE FOR SALE                       77,062         243,446

PROPERTY AND EQUIPMENT - AT COST, NET                           885,301         989,966

DEFERRED INCOME TAXES                                            15,994            --

GOODWILL                                                        837,117       1,151,120

OTHER ASSETS                                                    290,722         149,546
                                                           ------------    ------------

                                                           $ 10,281,699    $ 11,071,529

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                          $    548,093    $    541,546
    Current maturities of long-term debt                         76,172         197,315
    Accounts payable - trade                                    590,412         859,269
    Accrued expenses                                            513,775         705,756
    Customer deposits                                            67,173         150,088
    Federal income taxes payable                                146,210         512,991
                                                           ------------    ------------
          Total current liabilities                           1,941,835       2,966,965

Long-term debt, less current maturities (Note8)               2,749,278       2,719,482
Deferred income taxes                                              --            22,743
                                                           ------------    ------------
          Total liabilities                                   4,691,112       5,709,190
SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
      shares; issued and outstanding 4,913,290 shares at
      December 31, 2004 and 2003                                 49,133          49,133
    Additional paid-in capital                                5,708,760       5,708,760
    Accumulated other comprehensive (loss)                     (122,582)           --
    Retained earnings (deficit)                                 (44,725)       (395,554)
                                                           ------------    ------------
          Total shareholders' equity                          5,590,586       5,362,339

                                                           $ 10,281,699    $ 11,071,529
                                                           ============    ============

The accompanying notes are an integral part of these consolidated financial statements


                      DGSE Companies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,

                                                       2004            2003            2002
                                                   ------------    ------------    ------------
Revenue
    Sales                                          $ 28,385,770    $ 25,243,719    $ 21,083,170
    Pawn services charges                               256,447         181,828         156,291
                                                   ------------    ------------    ------------
                                                     28,642,217      25,425,547      21,239,461
Costs and expenses
    Cost of goods sold                               22,743,073      20,049,583      16,238,552
    Selling, general and administrative expenses      4,699,107       4,054,048       3,948,186
    Depreciation and amortization                       148,327         160,131         158,153
                                                   ------------    ------------    ------------
                                                     27,590,507      24,263,762      20,344,891
                                                   ------------    ------------    ------------
Operating income                                      1,051,710       1,161,785         894,570
                                                   ------------    ------------    ------------
Other income (expense):
Unrealized loss on investments                             --        (1,634,845)           --
Other income                                             23,500            --           401,849
 Interest expense                                      (247,694)       (268,344)       (263,230)
                                                   ------------    ------------    ------------
          Total other income (expense)                 (224,194)     (1,903,189)        138,619

          Income before income taxes                    827,516        (741,404)      1,033,189

Income tax expense  (benefit)                           227,797        (334,361)        326,886
                                                   ------------    ------------    ------------

          Net income  from continuing operations        599,719        (407,043)        706,303

Loss from discontinued operations,
    net of income taxes                                (248,890)       (117,097)       (276,992)
                                                   ------------    ------------    ------------

           Net income                              $    350,829    $   (524,140)   $    429,311
                                                   ============    ============    ============

Earnings per common share
    Basic
       From continuing operations                         $ .12           $(.08)          $ .14
       From discontinued operations                        (.05)           (.03)           (.05)
                                                          -----           -----           -----
                                                          $ .07           $(.11)          $ .09
                                                          =====           =====           =====
    Diluted
       From continuing operations                         $ .12           $(.08)          $ .14
       From discontinued operations                        (.05)           (.03)           (.05)
                                                          -----           -----           -----
                                                          $ .07           $(.11)          $ .09
                                                          =====           =====           =====
    Weighted average number of common shares:
       Basic                                          4,913,290       4,913,290       4,913,628
       Diluted                                        5,135,457       4,913,290       4,916,878


The accompanying notes are an integral part of these consolidated financial statements


                      DGSE Companies, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity
                        For the Years Ended December 31,


                                                                                      Retained
                                           Common Stock              Additional       Earnings           Other            Total
                                 ------------------------------       Paid-in       (Accumulated     Comprehensive    Shareholders'
                                     Shares           Amount          Capital          Deficit)          (Loss)          Equity
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at January
   31, 2002                          4,913,290    $      49,133    $   5,708,301    $    (300,725)   $    (987,277)   $   4,469,432
Net Income                                                                                429,311                           429,311
Other comprehensive
  Income (loss):
Loss on marketable securities
  Arising during the year, net
  of tax                                                                                                  (161,878)        (161,878)
Reclassification adjustment                                                                                 14,205           14,205
                                                                                                     -------------    -------------
Unrealized loss on marketable
  Securities, net of tax                                                                                  (147,673)        (147,673)
Purchase and retirement
  Of common stock                         (500)              (5)            (606)                                              (611)
Common stock issued                        500                5            1,065                                              1,070
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at December
  31, 2002                           4,913,290           49,133        5,708,760          128,586       (1,134,950)       4,751,529
Net income (loss)                                                                        (524,140)                         (524,140)
Other comprehensive
  Income (loss):
Loss on marketable securities
  Arising during the year, net
  of tax                                                                                                    60,413           60,413
Reclassification adjustment                                                                              1,074,537        1,074,537
                                                                                                     -------------    -------------
Unrealized loss on marketable
  Securities, net of tax                                                                                 1,134,950        1,134,950
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at December
  31, 2003                           4,913,290           49,133        5,708,760         (395,554)                        5,362,339
Net income                                                                                350,829                           350,829
Unrealized loss on marketable
  Securities, net of tax                                                                                  (122,582)        (122,582)
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at December
  31, 2004                           4,913,290    $      49,133    $   5,708,760    $     (44,725)   $    (122,582)   $   5,590,586
                                 =============    =============    =============    =============    =============    =============




The accompanying notes are an integral part of these consolidated financial statements.


                      DGSE Companies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                       2004           2003           2002
                                                                   -----------    -----------    -----------
Cash Flows From Operations
Reconciliation of net loss to net cash
    used in  operating activities
        Net income (loss)                                          $   350,829    $  (524,140)   $   429,311
        Depreciation and amortization                                  148,327        187,558        202,986
        Deferred taxes                                                 (10,535)      (451,081)        80,815
        Accretion of debt discount                                        --             --           12,132
        Loss on disposal of assets in discontinued operations             --           31,072           --
        Loss on sale of marketable securities                           15,600         26,998         14,205
        Unrealized loss on marketable securities                          --        1,634,845           --
        Gain on sale of assets                                         (39,098)          --             --
         (Increase) decrease in operating assets and liabilities
             Trade receivables                                          42,251         49,896       (124,475)
             Other receivables                                         204,730       (204,430)          --
             Inventories                                              (117,518)      (338,123)       (38,423)
             Prepaid expenses and other current assets                  10,840          3,577        (27,456)
             Accounts payable and accrued expenses                    (460,838)       340,216       (359,110)
             Change in customer deposits                               (82,915)        (6,344)       (15,264)
             Federal income taxes payable                             (366,781)        27,538        164,772
               Total net cash used in operating activities            (305,108)       777,582        339,493
                                                                   -----------    -----------    -----------
Cash flows from investing activities
             Pawn loans made                                          (633,873)      (521,975)      (394,790)
             Pawn loans repaid                                         406,524        428,835        312,169
             Recovery of pawn loan principal through
               Sale of forfeited collateral                             90,523         61,248         58,839
             Proceeds from sale of marketable securities                  --           46,988          4,794
             Purchase of property and equipment                        (43,662)       (34,464)       (25,024)
             Purchase of investments                                      --          (48,989)          --
             Proceeds from sale of assets                              150,000           --             --
                                                                   -----------    -----------    -----------
               Net cash (used) provided by investing activities        (30,488)       (68,357)       (44,012)
Cash flows from financing activities
             Issuance of common stock                                     --             --            1,070
             Proceeds from notes issued                              1,132,849        737,590      2,460,555
             Payments on notes payable                              (1,217,649)    (1,209,930)    (3,321,147)
             Purchase and retirement of common stock                      --             --             (611)
                                                                   -----------    -----------    -----------
               Net cash provided by financing activities               (84,800)      (472,340)      (860,133)
                                                                   -----------    -----------    -----------

Net decrease in cash and cash equivalents                             (420,396)       236,885       (564,652)

Cash and cash equivalents at beginning of year                         735,293        498,408      1,063,060
                                                                   -----------    -----------    -----------

Cash and cash equivalents at end of period                         $   314,897    $   735,293    $   498,408
                                                                   ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.



Supplemental disclosures:

Cash paid during the year for:

     Interest                                           $242,697    $249,088    $328,732

     Income taxes                                       $504,430    $246,212    $   --

In July  2004  the  Company  sold  the  goodwill  and  trade  name of  Silverman
Consultants, Inc. for $ 150,000 in cash and a note with a discounted value of $203,100.

Non-cash Investing and Financing Activities:
  Pawn loans forfeited and transferred to inventory     $114,069    $ 74,949    $ 73,449


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

         Pawn loans receivable in the amount of $ 229,071 and $ 115,791 as of December 31, 2004 and 2003, respectively, are included in the Consolidated Balance Sheets caption trade receivables. The related pawn service charges receivable in the amount of $ 86,671 and $ 42,953 as of December 31 2004 and 2003, respectively, are also included in the Consolidated Balance Sheets caption trade receivables.


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



         Direct cost of Pawn Loan Service Charge Revenue

         The direct cost of pawn loan service charge revenue is included in the Consolidated Statements of Operations caption "Selling, general and administrative expenses".

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

                                                   Year Ended December 31,
                                             ----------------------------------
                                                2004        2003         2002
                                             ---------   ---------    ---------

Net income (loss), as reported               $ 350,829   $(524,140)   $ 429,311

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                        --          --       (236,611)
                                             ---------   ---------    ---------
    Pro forma net income (loss)              $ 350,829   $(524,140)   $ 192,700
                                             =========   =========    =========
    Earnings per share:
        Basic - as reported                        .07        (.11)         .09
        Basic - pro forma                          .07        (.11)         .04
        Diluted - as reported                      .07        (.11)         .09
        Diluted - pro forma                        .07        (.11)         .04

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
                                                         ==========   ==========

Note 4 - Investments in Marketable Equity Securities
         -------------------------------------------

         Marketable equity securities have been classified in the consolidated balance sheet according to management's intent. The carrying amount of available-for-sale securities and their fair values at December 31, 2004 and 2003 are as follows:

                                                                 Gross
                                                              Unrealized                 Fair
                                        Cost                    Losses                  Value
                                     -----------  ---------------------------------- -----------
                                                   Classified as      Classified as
                                                  Operating losses    Unrealized
                                                  Due to long-term  Losses in other
                                                     Impairment      Comprehensive
                                                                         Income

         Equity securities 2004      $ 1,864,441    $(1,634,845)      $   152,534    $    77,062
                                     ===========    ===========       ===========    ===========
         Equity securities 2003      $ 1,878,291    $(1,634,845)             --      $   152,534
                                     ===========    ===========       ===========    ===========

         During 2003, management determined that the decline in fair values below cost basis to be other than temporary and that such loss should be included in the consolidated statements of operations. At December 31, 2004, management believes the equity shares owned in the publicly traded stocks have declined on a temporary basis as these stocks are thinly traded which results in volatile price flections that temporarily changes the fair value of the stocks.


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
                                                         ==========   ==========

         No impairment losses were recognized during 2004, 2003 or 2002 and no goodwill was acquired during 2004, 2003, or 2002.

         During 2004 the Company sold the goodwill ($314,003) and trade name of Silverman Consultants, Inc. The sales of this goodwill resulted in a gain on the disposal of this reporting unit in the amount of $39,098. this gain is included in the caption ("Other income) in the consolidated statements of operations for the year ended December 31, 2004.

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


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002



Note 8 - Long-Term Debt and Short-term Debt Expected to be Refinanced
         ------------------------------------------------------------
                                                                            2004           2003
                                                                        -----------    -----------
         A summary of long-term debt and short-term debt expected to be refinanced at December 31,follows:

         Notes payable to bank, a note of $1,600,000 and $1,500,000 at
         December 31, 2004 and 2003, respectively, which bears interest at prime plus 1-1/2% (6.75% and 5.75% at December 31, 2004 and
         2003, respectively, and is due March 31, 2005 and a note of
         $408,333 and $500,000, respectively, which bears interest at prime plus 1-3/4% (7.0% and 5.75% at December 31, 2004 and
         2003), respectively, is due in equal monthly installments of
         $8,333 through  January 2009. These notes are secured by all accounts receivable, inventory, property and equipment and intangible assets. The notes contain certain covenants,
         restricting payment of dividends, and requiring the Company to
         maintain certain financial ratios                                $ 2,008,333    $ 2,000,000

         Mortgage payable, due in monthly installments of $5,977,
         including interest based on 30 year U.S. Treasury note rate plus 2-1/2% (7.64% and 7.41% at December 31, 2004 and 2003);
         respectively, balance due in January 2014                            465,724        503,219

         Note payable, due March 2, 2005. Interest is payable quarterly
         at a rate of 8%                                                       18,298         51,649

         Note payable, due January 2, 2008. Interest is payable monthly
         at a rate of 8%                                                      310,556        310,556

         Capital lease obligations                                             22,539         51,372
                                                                          -----------    -----------
                                                                            2,825,450      2,916,796

         Less current maturities                                              (76,172)      (197,315)
                                                                          -----------    -----------
                                                                          $ 2,749,278    $ 2,719,481
                                                                          ===========    ===========


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


Note 8 - Long-Term Debt and Short-term Debt Expected to be Refinanced, continued
         ------------------------------------------------------------

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

         The following  table  summarizes the aggregate  maturities of long-term debt and  payments on the capital  lease  obligations  and reflects the
         revised   maturities  from   refinancing  of  certain   long-term  debt
         subsequent to year-end:
                                                           Obligations
                                                              Under
                                              Long-term      Capital
                                                 Debt         Leases       Totals
                                             ----------    ----------    ----------

         December 31,
            2005                             $   56,258    $   21,706    $   77,964
            2006                              1,840,844         2,852     1,843,696
            2007                                143,936          --         143,936
            2008                                147,262          --         147,262
            2009                                369,728          --         369,728
           Thereafter                           244,884          --         244,883
                                             ----------    ----------    ----------
                                              2,802,912        24,558     2,827,469
         Amounts representing interest
         interest rates at approximately 9%)       --          (2,020)       (2,020)
                                             ----------    ----------    ----------

                                              2,802,912        22,538     2,825,450
         Less current portion                   (56,258)      (19,914)      (76,172)
                                             ----------    ----------    ----------

                                             $2,746,654    $    2,625    $2,749,278
                                             ==========    ==========    ==========

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


Note 9 - Earnings Per Common Share
         -------------------------

         A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                       December 31, 2004
                                              ---------------------------------
                                                                      Per-Share
                                               Income       Shares      Amount
                                              ---------   ---------   ---------
         Basic earnings per common share
           Income from operations allocable
             to common shareholders           $ 350,829   4,913,920   $     .07

         Effect of dilutive securities
           Stock options                           --       221,537
                                              ---------   ---------
         Diluted earnings per common share
           Income from operations available
             to common shareholders plus
             assumed conversions              $350,8291   5,135,457   $     .07
                                              =========   =========   =========

                                                       December 31, 2003
                                              ---------------------------------
                                                                      Per-Share
                                               Income       Shares      Amount
                                              ---------   ---------   ---------
         Basic earnings per common share
           Income from operations allocable
             to common shareholders            (524,140)  4,913,920    $   (.11)

         Effect of dilutive securities
           Stock options                           --          --
                                              ---------   ---------

         Diluted earnings per common share
           Income from operations available
             to common shareholders plus
             assumed conversions              $(524,140)  4,913,920   $    (.11)
                                              =========   =========   =========


                                                       December 31, 2002
                                              ---------------------------------
                                                                      Per-Share
                                               Income       Shares      Amount
                                              ---------   ---------   ---------
         Basic earnings per common share
           Income from operations allocable
             to common shareholders           $ 429,311   4,913,628   $      .09
         Effect of dilutive securities
           Stock options                           --         3,250
                                              ---------   ---------
         Diluted earnings per common share
           Income from operations available
             to common shareholders plus
             assumed conversions              $ 429,311   4,916,878   $     .09
                                              =========   =========   =========


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


Note 10 -Stock Options
         --------------

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

         The following table summarizes the activity in common shares subject to options for the years ended December 31, 2004, 2003 and 2002:

         December 31, 2004 and 2003                                  December 31, 2002
         ------------------------------------------------------- -------------------------
                                                    Weighted                  Weighted
                                                     Average                   Average
                                        Options   Exercise Price   Options  Exercise Price
                                       -------------------------- --------------------------

             of year                    1,420,634     $ 2.09       1,164,777     $ 2.33
         Granted                             --         --           267,857       1.12
         Forfeited                           --         --           (12,000)      3.63
                                       ----------     ------      ----------     ------

         Outstanding at end of year     1,420,634     $ 2.09       1,420,634     $ 2.09
                                       ==========     ======      ==========     ======

         Exercisable at end of year     1,420,634     $ 2.09       1,420,634     $ 2.09
                                       ==========     ======      ==========     ======

         Weighted average fair value
             of options granted
             during year                              $ --                       $ 0.85
                                                      ======                     ======

Stock options outstanding at December 31, 2004:

                   Options Outstanding                             Options Exercisable
         -------------------------------------------   -------------------------------------------
         Range of                        Weighted        Weighted                     Weighted
         Exercise                        Average          Average                      Average
           Price            Options    Expected Life   Exercise Price    Options    Exercise Price
         --------          ---------   -------------   --------------   ---------   --------------
         $1.12               267,857      8 Years          $1.12          267,857       $1.12
         $1.63 to $2.25    1,097,777      8 Years          $2.21        1,097,777       $2.21
         $3.63 to $4.19       20,000      8 Years          $3.81           20,000       $3.83
         $4.88                35,000      5 Years          $4.88           35,000       $4.88
                           ---------                                    ---------
                           1,420,634                                    1,420,634
                           =========                                    =========


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

Note 11 -Comprehensive Income
         --------------------

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
                                                ===========    ===========    ===========


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002



Note 12 -Income Taxes
         ------------

         The income tazx provision reconciled to the tax computed at the statutory Federal rate follows:

                                                           2004         2003         2002
                                                        ---------    ---------    ---------
         Tax (benefit) expense at statutory rate        $ 162,502    $(294,124)   $ 223,504
         Other                                             24,616       16,484        5,076
         Benefit (expense) of discontinued operations     100,679       33,279       98,306
         Change in valuation allowance                    (60,000)     (90,000)        --
                                                        ---------    ---------    ---------
         Tax expense (benefit)                          $ 227,797    $(334,361)   $ 326,886
                                                        =========    =========    =========


         Current                                        $ 238,332    $  62,191    $ 153,365
         Deferred                                         (10,535)    (396,552)     173,521
                                                        ---------    ---------    ---------
                                                        $ 227,797    $(334,361)   $ 326,886
                                                        =========    =========    =========


         Deferred income taxes are comprised of the following at December 31, 2004 and 2003:

         Deferred tax assets (liabilities)                   2004        2003
                                                           --------    --------
         Inventory                                         $ 25,903    $ 25,197
         Unrealized loss on available for sale securities    28,202      28,202
         Property and equipment                              10,952       9,804
         Valuation reserve                                     --       (60,000)
         Goodwill                                           (49,064)    (25,946)
                                                           --------    --------
                                                           $ 15,994    $(22,743)



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



Note 13 -Operating Leases
         ----------------

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

Note 14 -Discontinued Operations
         -----------------------

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

Note 15 -Segment Information
         -------------------

         Management   identifies  reportable  segments  by  product  or  service offered.  Each  segment  is  managed  separately.  Corporate  and other includes certain general and  administrative  expenses not allocated to segments and pawn operations.  The Company's operations by segment were as follows:

                                        (Amounts in thousands)

              Retail   Wholesale               Rare      Discontinued    Corporate
             Jewelry    Jewelry     Bullion    Coins      Operations     and Other    Consolidated
            --------   ---------   --------   --------   ------------    ---------    ------------
Revenues
  2004      $ 14,601   $   4,451   $  7,482   $  1,574           --      $     534    $     28,642
  2003        13,179       4,218      6,648      1,014           --            367          25,426
  2002        11,490       4,301      4,348        799           --            301          21,239

Net income
(loss)
  2004           267         266         63         92           (249)         (88)            351
  2003           162         200         46         34           (117)        (849)           (524)
  2002           229         114         43         36           (276)         283             429

Identifiable
assets
  2004         7,519       1,679        117        158              7          802          10,282
  2003         7,988       1,737        129        100            588          530          11,072
  2002         7,548       1,699         35         81            764          448          10,545

Capital
Expenditures
  2004            85        --         --         --             --              7              92
  2003            33        --         --         --                1         --                34
  2002            25        --         --         --             --           --                25

Depreciation and
Amortization
  2004            92          22       --         --               25            9             148
  2003           130          22       --         --               27            8             187
  2002           133          21       --         --               33           16             203

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002



Note 16 - Quarterly Results of Operations (Unaudited) Amounts in thousands except per share data.


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