Form 10-K
period 2005-12-31
DGSE COMPANIES INC
filed 2006-03-31
CIK 701719

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                                   (Mark One)

(X) Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal year ended          December 31, 2005         or
                          ----------------------------------

(_) Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                  to
                               ----------------    ----------------
Commission file number     1-11048
                       ----------------

                              DGSE Companies, Inc.
                 (formerly Dallas Gold & Silver Exchange, Inc.)
                 ----------------------------------------------
             (Exact Name of registrant as specified in its charter)

            NEVADA                                          88-0097334
-------------------------------                    -----------------------------
(State or other jurisdiction of                          (I.R.S.Employer
 incorporation or organization)                        Identification Number)

2817 Forest Lane, Dallas, Texas                 75234
-------------------------------                 -----
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
      None                                               None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock,  $ .01 par value
------------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
           ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) N0 (X)

As of March 23, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $ 5,338,208

As of March 23, 2006, 4,913,290 shares of Common Stock were outstanding.

Documents incorporated by reference: Portions of the proxy statement for the annual shareholders' meeting to be held June 16, 2006 are incorporated by reference into Part III.

                                     PART I

ITEM 1.   BUSINESS.

DGSE Companies, Inc (formerly Dallas Gold and Silver Exchange, Inc.) (the "Company") sells jewelry, bullion products and rare coins to both retail and wholesale customers throughout the United States and makes collateralized loans to individuals. The Company's products are marketed through its facilities in Dallas and Carrollton, Texas and Mt. Pleasant South Carolina and through its internet web sites dgse.com; USBullionExchange.com; and, FairchildWatches.com.

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

In January 2005 the Company began offering unsecured payday loans through its wholly owned subsidiary American Pay Day Centers, Inc. which operates three locations in New Mexico.

In July 2004 the Company sold the goodwill and trade name of Silverman Consultants, Inc. for $ 150,000 in cash and a non-interest bearing note with a discounted value of $203,100.


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

The Company's bullion and rare coin trading operations buy and sell all forms of precious metals products including United States and other government coins, medallions, art bars and trade unit bars.

Bullion and rare coin products are purchased and sold based on current market price. The availability of precious metal products is a function of price as virtually all bullion items are actively traded. Precious metals sales amounted to 30.0% of total revenues for 2005, 26.4% in 2004 and 25.4% in 2003 (For further details, see Item 6 below).

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

In January 2005 the Company began offering unsecured payday loans through its wholly-owned subsidiary, American Pay Day Centers, Inc. Payday loans are made based on a limited review of several factors, including a customer's employment and check-writing history, and generally are made for periods of less than 30 days, averaging about 14 days. The services charge for these loans ranges between $ 15 and $ 25 per $ 100 loaned. The Company currently operates three Mono-line payday loan stores in New Mexico.

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

The Company did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 2005, 2004 or 2003.

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

The Company markets its bullion and rare coin trading services through a combination of advertising in national coin publications, local print media, coin and bullion wire services and its internet web site. Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry. Cash on confirmation means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals. Customer orders for bullion or rare coin trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's credit standing. Consequently, there was no significant backlog for bullion orders as of December 31, 2005, 2004 or 2003. Company backlogs for fabricated jewelry products were also not significant as of December 31, 2005, 2004 and 2003.


Seasonality
-----------

The retail and wholesale jewelry business is seasonal. The Company realized 42.5%, 32.5% and 36.4% of its annual sales in the fourth quarters of 2005, 2004 and 2003, respectively.

While the Company's bullion and rare coin business is not seasonal, management believes it is directly impacted by the perception of inflation trends. Historically, anticipation of increases in the rate of inflation have resulted in higher levels of interest in precious metals as well as higher prices for such metals. Other Company business activities are not seasonal.

Competition
-----------

The Company operates in a highly competitive industry where competition is based on a combination of price, service and product quality. The jewelry and consumer loan activities of the Company compete with numerous other retail jewelers and consumer lenders in Dallas, Texas and Mt. Pleasant, South Carolina and the surrounding areas.

The bullion and rare coin industry in which the Company competes is dominated by substantially larger enterprises which wholesale bullion, rare coin and other precious metal products.

The Company attempts to compete in all of its activities by offering high quality products and services at prices below that of its competitors and by maintaining a staff of highly qualified employees.


Employees
---------

As of December 31, 2005, the Company employed 54 individuals, all of whom were full time employees.

Available Information
---------------------

The Company's website is located at www.dgse.com. Through this website, the Company makes available free of charge all of its Securities and Exchange Commission filings. In addition, a complete copy of the Company's Code of Ethics is available through this website.

ITEM 2.   PROPERTIES

The Company owns a 6,000 square foot building in Dallas, Texas which houses retail and wholesale jewelry, consumer lending, bullion and rare coin trading operations and its principal executive offices. The land and building are subject to a mortgage maturing in January 2014, with a balance outstanding of approximately $ 427,756 as of December 31, 2005. The Company also leases 2,000 square feet of space in an office complex next door to its headquarters in Dallas, Texas. The lease expires on November 30, 2008 and requires monthly lease payments in the amount of $ 2,707.

The Company leases a 3,600 square foot facility in Carrollton, Texas which houses National Jewelry Exchange. The lease expires on July 31, 2007 and requires monthly lease payments in the amount of $ 3,290.

CGDE operates in a leased 22,000 square foot facility in Mt. Pleasant, South Carolina. The lease expires in June 2010 and requires monthly lease payments in the amount of $4,575.

American Pay Day Centers operates in three leased facilities averaging 800 square feet in Albuquerque, New Mexico. The leases expire on February 28, 2007, September 28, 2008 and October 31, 2007 and requires monthly lease payments in the amount of $ 1,300, $ 1,400 and $ 1,000, respectively.

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

The following quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not reflect actual transactions. High and low bid quotations for the last two years were:

                                     2005                  2004
                                     ----                  ----
                              High         Low        High       Low
                              ----         ---        ----       ---


         First Quarter        3.050        2.210      4.190     2.200

         Second Quarter       3.150        2.080      3.250     2.520

     Third Quarter            2.750        2.180      3.400     2.290

     Fourth Quarter           3.380        1.990      3.490     2.270


On March 23, 2006, the closing sales price for the Company's common stock was $1.960 and there were 1,006 shareholders of record.

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

The following table summarizes options outstanding as of December 31, 2005:

Plan           Number of            Weighted average   Number of securities
Category       securities to be     exercise price of  remaining available
               issued upon          outstanding        for future issuance
               exercise of options  options, warrants  under equity compensation
               warrants & rights    & rights           plans
-----------    -------------------  -----------------  -------------------------
Equity
Compensation
Plans Approved
By Security
Holders            1,435,634             $ 2.10                 264,336

Equity
Compensation
Plans Not
Approved By
Security
Holders              None                                       None
               -------------------  -----------------  -------------------------
Total              1,420,634             $ 2.10                 264,336
               ===================  =================  =========================


ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and accompanying notes included elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA

                                                       Years Ended December 31,
                                             ------------------------------------------
                                              2001     2002     2003     2004     2005
                                             ------   ------   ------   ------   ------
                                           (Amounts in thousands, except per share figures)
Operating Data:
Sales                                        19,134   21,083   25,244   28,386   35,319
Pawn and pay day service fees                   120      156      182      256      320
                                             ------   ------   ------   ------   ------
Total revenues                               19,254   21,239   25,426   28,642   35,639
Cost of goods sold                           14,743   16,239   20,050   22,743   29,118
                                             ------   ------   ------   ------   ------
Gross profit                                  4,511    5,000    5,376    5,899    6,521
Selling, general & administrative
  Expenses                                    3,601    3,948    4,054    4,724    5,349

Depreciation & amortization                     235      158      160      123      145
                                             ------   ------   ------   ------   ------

                                              3,836    4,106    4,214    4,847    5,494
Operating Income                                675      894    1,162    1,052    1,027
Other income (expense):
Unrealized loss on investments               -1,635
Other income                                      3      402                24       18
Interest expense                               -298     -263     -268     -248     -291
                                             ------   ------   ------   ------   ------
Total other income (expense)                   -295      139   -1,903     -224     -273
Income (loss) before income taxes               380    1,033     -741      828      754
Income tax expense (benefit)                    119      327     -334      228      269
                                             ------   ------   ------   ------   ------
Income (loss) from continuing
  Operations                                    260      706     -407      600      485
Loss from discontinued operations,
  Net of income taxes                          -586     -277     -117     -249     --
                                             ------   ------   ------   ------   ------
Net income (loss)                              -325      429     -524      351      485

Earnings (loss) per common share
  Basic
From continuing operating                       .05      .14     -.09      .12      .10
From discontinued operations                   -.12     -.05     -.02     -.05     --
                                             ------   ------   ------   ------   ------
                                               -.07      .09     -.11      .07      .10
  Diluted
From continuing operating                       .05      .14     -.09      .12      .10
From discontinued operations                   -.12     -.05     -.02     -.05     --
                                             ------   ------   ------   ------   ------
                                               -.07      .09     -.11      .07      .10

Weighted average number of common shares:
Basic                                         4,925    4,914    4,913    4,913    4,913
Diluted                                       4,925    4,917    4,913    5,135    5,037

(a) Beginning in Fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, which ceased amortization of certain indefinite lived intangible assets. Amortization expense for Fiscal 2000 and 2001 are stated on the historical accounting method, and are not directly comparable to Fiscal 2002, 2003, 2004 and 2005 amounts.

                                             Years Ended December 31,
                                   ------------------------------------------
                                    2001     2002     2003     2004     2005
                                   ------   ------   ------   ------   ------
                                (Amounts in thousands, except per share figures)

BALANCE SHEET DATA:
Inventory                           6,297    6,336    6,674    6,791    7,570
Working Capital                     1,968    5,055    5,570    6,234    7,073
Long-term debt                        764    3,067    2,719    2,749    3,315
Shareholders' equity                4,469    4,752    5,362    5,591    6,071

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


Management identifies reportable segments by product or service offered. Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments, pay day lending and pawn operations. The Company's operations by segment were as follows:

                                                        (Amounts in thousands)

                   Retail       Wholesale                        Rare       Discontinued     Corporate
                  Jewelry        Jewelry        Bullion          Coins       Operations      and Other      Consolidated
                ------------   ------------   ------------   ------------   ------------    ------------    ------------
Revenues
    2005        $     14,917   $      4,781   $     10,688   $      4,575           --      $        679    $     35,640
    2004              14,601          4,451          7,482          1,574           --               534          28,642
    2003              13,179          4,218          6,648          1,014           --               367          25,426

Net income
(loss)
    2005                 195            250             79            267           --              (306)            485
    2004                 267            266             63             92           (249)            (88)            351
    2003                 162            200             46             34           (117)           (849)           (524)

Identifiable
Assets
    2005               9,015          1,733            209            203           --               670          11,830
    2004               7,519          1,679            117            158              7             802          10,282
    2003               7,988          1,737            129            100            588             530          11,072

Capital
Expenditures
    2005                 202           --             --             --             --                83             285
    2004                  85           --             --             --             --                 7              92
    2003                  33           --             --             --                1            --                34

Depreciation and
Amortization
    2005                 107             10           --             --             --                25             142
    2004                  92             22           --             --               25               9             148
    2003                 130             22           --             --               27               8             187


Results of Operations
---------------------

2005 vs 2004
------------
Revenues increased by $6,998,000 (24.4%) in 2005. This increase was primarily the result of a $3,206,000 (42.8%) increase in the sale of precious metals products, a $316,000 (2.1%) increase in retail jewelry sales, a $330,000 (7.4%) increase in wholesale jewelry sales and a $3,001,000 (190.6%) increase in the sale of rare coin products. These increases were the result of a nation-wide improvement in the retail environment, a 20.0% price increase in gold products and a 5% price increase in diamonds and other jewelry products. Pawn and pay day loan service fees increased by $64,000 in 2005 due to the opening of three pay day loan stores during the year. Cost of goods as a percentage of sales increased from 80.1% in 2004 to 82.4% in 2005 and gross margins decreased from 19.9% in 2004 to 17.6% in 2005. These changes were due to the increase in the precious metals sales volume as a percentage of total sales and the increase in the cost of gold products.

Selling, general and administrative expenses increased by $652,000 or 13.9%. This increase was primarily due to an increase in staff ($373,000), higher advertising cost ($85,000)and the opening of three pay day loan stores ($194,000). The increase in staff was necessary to maintain a high level of customer service as sales increased. The increase in advertising was necessary in order to attract new customers in our local markets. Interest expense increased $43,000 due to a an increase in debt outstanding during the year and higher interest rates.

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

Marketable equity securities are comprised of investments in three small companies with thinly traded securities and low market prices. These investments have been categorized as available-for-sale and are carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders' equity net of tax until realized. Realized gains and losses on the sale of securities are based on the specific identification method. During 2003 management determined that the decline in the market value of its investments in these securities was other than temporary, and as a result these investments were written-down to their fair value. This write-down resulted in a charge to 2003 earnings in the amount of $1,134,950, net of income tax benefits. This determination was based on the length of time during which the trading range of these securities was below their cost. During 2005 these securities traded at prices which were both higher and lower than the closing market prices at December 31, 2005. As a result, management determined that the decline in value as of December 31, 2005 was temporary. This determination was based on the conclusion that the quoted market prices for these investments provides the most reliable measure of their respective values.


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




Liquidity and Capital Resources
-------------------------------

The Company's short-term debt, including current maturities of long-term debt totaled $ 853,335 as of December 31, 2005. During December 2005 the Company re-financed its outstanding bank debt. This new credit facility in the amount of $3,500,000 extended the maturity of its bank debt to December 23,2007.

Management of the Company expects capital expenditures to total approximately $150,000 during 2006. It is anticipated that these expenditures will be funded from working capital and its new credit facility. As of December 31, 2005 there were no commitments outstanding for capital expenditures.

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

Goodwill consists of the following:

                                       Wholesale
                                        Segment
                                        -------

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


                                                  Year Ended December 31,
                                        ---------------------------------------
                                            2005          2004          2003
                                        -----------   -----------   -----------


Net income (loss), as reported          $   485,192   $   350,829   $  (524,140)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                   (4,554)         --            --
                                        -----------   -----------   -----------
         Pro forma net income (loss)    $   480,638   $   350,829   $  (524,140)
                                        ===========   ===========   ===========

         Earnings per share:
             Basic - as reported                .10           .07           (11)

             Basic - pro forma                  .10           .07          (.11)

             Diluted - as reported              .10           .07          (.11)

             Diluted - pro forma                .10           .07          (.11)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1998, expected volatility of 70%, risk-free rate of 4.2%, no dividend yield and expected life of 3 years.

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the beginning of the first quarter of 2006.

SFAS No. 123R permits companies to adopt its requirements using either s "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. We expect to adopt SFAS No. 123R using the "modified prospective" method.

Impairment of Investment Securities results in a charge to operations when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer. The Company's investment securities amounted to approximately $65,444 as of December 31, 2005. Gross unrealized losses were $162,071 at December 31, 2005.


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


ITEM 8.  FINANCIAL STATEMENTS

     (a)  Financial Statements (see pages 27 - 42 of this report).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None


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

DGSE Companies, Inc.

By:      /s/ L. S. Smith                    Dated: March 31, 2006
         ---------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ L. S. Smith                                   Dated: March 31, 2006
    -------------------------
    L.S Smith
    Chairman of the Board,
    Chief Executive Officer and
    Secretary


By: /s/ W. H. Oyster                                       Dated: March 31, 2006
    --------------------------------
    W. H. Oyster
    Director, President and
    Chief Operating Officer


By: /s/ John Benson                                        Dated: March 31, 2006
    --------------------------------
    John Benson
    Chief Financial Officer
    (Principal Accounting Officer)

By  /s/ William P. Cordeiro                                Dated: March 31, 2006
    --------------------------------
     Director

By:  /s/ Craig Allan-Lee                                   Dated: March 31, 2006
    --------------------------------
     Director

By: /s/ Paul Hagen                                         Dated: March 31, 2006
    --------------------------------
     Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Shareholders of DGSE Companies, Inc.

We have audited the accompanying consolidated balance sheets of DSGE Companies, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We have not been engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DGSE Companies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ BKR Cornwell Jackson
Plano, Texas
March 31, 2006


                      DGSE Companies, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                  December 31,

ASSETS

                                                                2005            2004
                                                            ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                               $  1,042,834         314,897
    Trade receivables                                            688,810         907,238
    Inventories                                                7,570,120       6,791,383
    Prepaid expenses                                             215,560         161,985
                                                            ------------    ------------

        Total current assets                                   9,517,324       8,175,503

MARKETABLE SECURITIES - AVAILABLE FOR SALE                        65,444          77,062

PROPERTY AND EQUIPMENT - AT COST, NET                          1,121,662         885,301

DEFERRED INCOME TAXES                                                779          15,994

GOODWILL                                                         837,117         837,117

OTHER ASSETS                                                     287,790         290,722
                                                            ------------    ------------

                                                            $ 11,830,116    $ 10,281,699
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

    Notes payable                                           $    594,183    $    548,093
    Current maturities of long-term debt                         259,152          76,172
    Accounts payable - trade                                     789,724         590,412
    Accrued expenses                                             580,823         513,775
    Customer deposits                                            206,320          67,173
    Federal income taxes payable                                  13,920         146,210
                                                            ------------    ------------

        Total current liabilities                              2,444,122       1,941,835

Long-term debt, less current maturities (Note8)                3,314,886       2,749,278
                                                            ------------    ------------

        Total liabilities                                      5,759,008       4,691,113

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,913,290 shares at
       December 31, 2005 and 2004                                 49,133          49,133
    Additional paid-in capital                                 5,708,760       5,708,760
    Accumulated other comprehensive (loss)                      (127,252)       (122,582)
    Retained earnings (deficit)                                  444,467         (44,725)
                                                            ------------    ------------


        Total shareholders' equity                             6,071,128       5,590,586

                                                            $ 11,830,116    $ 10,281,699
                                                            ============    ============


The accompanying notes are an integral part of these consolidated financial statements


                      DGSE Companies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,

                                                       2005            2004            2003
                                                   ------------    ------------    ------------
Revenue
    Sales                                          $ 35,319,133    $ 28,385,770    $ 25,243,719
    Pawn services charges                               320,438         256,447         181,828
                                                   ------------    ------------    ------------
                                                     35,639,571      28,642,217      25,425,547
Costs and expenses
    Cost of goods sold                               29,117,784      22,743,073      20,049,583
    Selling, general and administrative expenses      5,349,010       4,699,107       4,054,048
    Depreciation and amortization                       145,337         148,327         160,131
                                                   ------------    ------------    ------------
                                                     34,612,131      27,590,507      24,263,762
                                                   ------------    ------------    ------------

Operating income                                      1,027,440       1,051,710       1,161,785
                                                   ------------    ------------    ------------

Other income (expense):
Unrealized loss on investments                             --              --        (1,634,845)
Other income                                             18,038          23,500            --
 Interest expense                                      (290,744)       (247,694)       (268,344)
                                                   ------------    ------------    ------------
      Total other income (expense)                     (272,706)       (224,194)     (1,903,189)

      Income before income taxes                        754,734         827,516        (741,404)

Income tax expense  (benefit)                           269,542         227,797        (334,361)
                                                   ------------    ------------    ------------

      Net income  from continuing operations            485,192         599,719        (407,043)

Loss from discontinued operations,
 net of income taxes                                       --          (248,890)       (117,097)
                                                   ------------    ------------    ------------

      Net income                                   $    485,192    $    350,829    $   (524,140)
                                                   ============    ============    ============


Earnings per common share
   Basic
     From continuing operations                    $        .10    $        .12    $       (.08)
     From discontinued operations                          --              (.05)           (.03)
                                                   ------------    ------------    ------------
                                                   $        .10    $        .07    $       (.11)
                                                   ============    ============    ============
   Diluted
     From continuing operations                    $        .10    $        .12    $       (.08)
     From discontinued operations                          --              (.05)           (.03)
                                                   ------------    ------------    ------------
                                                   $        .10    $        .07    $       (.11)
                                                   ============    ============    ============
   Weighted average number of common shares:
     Basic                                            4,913,290       4,913,290       4,913,290
     Diluted                                          5,037,073       5,135,457       4,913,290


The accompanying notes are an integral part of these consolidated financial statements


                      DGSE Companies, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity
                        For the Years Ended December 31,

                                                                                Retained
                                       Common Stock              Additional     Earnings         Other         Total
                                  --------------------------      Paid-in    (Accumulated   Comprehensive  Shareholders'
                                     Shares         Amount        Capital       Deficit)        (Loss)        Equity
                                  -----------    -----------    -----------   -----------    -----------    -----------
Balance at January
   31, 2003                         4,913,290    $    49,133    $ 5,708,760   $   128,586     (1,134,950)   $ 4,751,529
Net Income                                                                       (524,140)                     (524,140)
Other comprehensive
  Income (loss):
Gain on marketable securities
  Arising during the year, net
  of tax                                                                                          60,413         60,413
Reclassification adjustment                                                                    1,074,537      1,074,537
                                                                                             -----------    -----------

Unrealized loss on marketable
  Securities, net of tax                                                                       1,134,950      1,134,950
                                  -----------    -----------    -----------   -----------    -----------    -----------

Balance at December
  31, 2003                          4,913,290         49,133      5,708,760      (395,554)          --        5,362,339
Net income (loss)                                                                 350,829                       350,829
Unrealized loss on marketable
  Securities, net of tax                                                                        (122,582)      (122,582)
                                  -----------    -----------    -----------   -----------    -----------    -----------
Balance at December
  31, 2004                          4,913,290         49,133      5,708,760       (44,725)      (122,582)     5,590,586
Net income                                                                        485,192                       485,192
Unrealized losses on marketable
  Securities, net of tax                                                                          (4,670)        (4,670)
                                  -----------    -----------    -----------   -----------    -----------    -----------
Balance at December
  31, 2005                          4,913,290    $    49,133    $ 5,708,760   $   440,467    $  (127,252)   $ 6,071,108
                                  ===========    ===========    ===========   ===========    ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.


                      DGSE Companies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,


                                                                 2005           2004           2003
                                                              -----------    -----------    -----------
Cash Flows From Operations
Reconciliation of net loss to net cash
  used in  operating activities
    Net income (loss)                                         $   485,192    $   350,829    $  (524,140)
    Depreciation and amortization                                 145,337        148,327        187,558
    Deferred taxes                                                 21,832        (10,535)      (451,081)
    Loss on disposal of assets in discontinued operations            --             --           31,072
    Loss on sale of marketable securities                            --           15,600         26,998
    Unrealized loss on marketable securities                         --             --        1,634,845
    Gain on sale of assets                                           --          (39,098)          --
    Gain on sale of marketable securities                          (3,895)          --             --
    (Increase) decrease in operating assets and liabilities
       Trade receivables                                          183,578         42,251         49,896
       Other receivables                                             --          204,730       (204,430)
       Inventories                                               (778,735)      (117,518)      (338,123)
       Prepaid expenses and other current assets                  (53,577)        10,840          3,577
        Decrease in other long term assets                            182           --             --
       Accounts payable and accrued expenses                      266,360       (460,838)       340,216
       Change in customer deposits                                139,147        (82,915)        (6,344)
       Federal income taxes payable                              (132,290)      (366,781)        27,538
                                                              -----------    -----------    -----------
         Total net cash used in operating activities              273,131       (305,108)       777,582
Cash flows from investing activities
       Pawn loans made                                           (602,987)      (633,873)      (521,975)
       Pawn loans repaid                                          454,707        406,524        428,835
       Recovery of pawn loan principal through
         Sale of forfeited collateral                             248,695         90,523         61,248
       Pay day loans made                                        (177,775)          --             --
       Pay day loans repaid                                       112,210           --             --
       Proceeds from sale of marketable securities                  4,226           --           46,988
       Purchase of property and equipment                        (285,456)       (43,662)       (34,464)
       Purchase of investments                                       --             --          (48,989)
       Proceeds from sale of assets                                  --          150,000           --
                                                              -----------    -----------    -----------
         Net cash (used) provided by investing activities        (246,380)       (30,488)       (68,357)
Cash flows from financing activities
       Proceeds from notes issued                               8,371,525      1,132,849        737,590
       Payments on notes payable                               (7,670,339)    (1,217,649)    (1,209,930)
                                                              -----------    -----------    -----------

         Net cash provided by financing activities                701,186        (84,800)      (472,340)
                                                              -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents              727,937       (420,396)       236,885

Cash and cash equivalents at beginning of year                    314,897        735,293        498,408
                                                              -----------    -----------    -----------

Cash and cash equivalents at end of period                    $ 1,042,834    $   314,897    $   735,293
                                                              ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


Supplemental disclosures:

Cash paid during the year for:

     Interest                                            $300,866   $242,697   $249,088

     Income taxes                                        $385,000   $504,430   $246,212

In July  2004  the  Company  sold  the  goodwill  and  trade  name of  Silverman
Consultants, Inc. for $ 150,000 in cash and a note with a discounted value of $203,100.

Non-cash Investing and Financing Activities:
   Pawn loans forfeited and transferred to inventory     $248,695   $114,069   $ 74,949
   Equipment financed through
     capital lease obligations                           $ 93,492   $   --     $   --


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

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

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


          Advertising Costs

          Advertising costs are expensed as incurred and amounted to $719,080, $633,873 and $589,689 for 2005, 2004 and 2003, respectively.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

          Accounts Receivable

          The Company records trade receivables when revenue is recognized. Some product has been consigned to customers. The Company's allowance for doubtful accounts is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms.

          Pawn loans receivable in the amount of $ 110,782 and $ 229,071 as of December 31, 2005 and 2004, respectively, are included in the Consolidated Balance Sheets caption trade receivables. The related pawn service charges receivable in the amount of $ 30,451 and $ 86,671 as of December 31 2005 and 2004, respectively, are also included in the Consolidated Balance Sheets caption trade receivables. Pay day loan receivables at December 31, 2005 in the amount of $ 50,842 are included in the Consolidated Balance Sheets caption trade receivables.

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

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

          Shipping and Handling Costs

          Shipping and handling costs are included in selling general and administrative expenses, and amounted to $155,876, $112,777 and $84,445 for 2005, 2004 and 2003, respectively.

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

                                                  Year Ended December 31,
                                        ---------------------------------------
                                            2005          2004          2003
                                        -----------   -----------   -----------


Net income (loss), as reported          $   485,192   $   350,829   $  (524,140)

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                   (4,554)         --            --
                                        -----------   -----------   -----------
         Pro forma net income (loss)    $   480,638   $   350,829   $  (524,140)
                                        ===========   ===========   ===========
         Earnings per share:
             Basic - as reported                .10           .07           (11)
             Basic - pro forma                  .10           .07          (.11)
             Diluted - as reported              .10           .07          (.11)
             Diluted - pro forma                .10           .07          (.11)

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

          Stock-based Compensation, continued


          The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1998, expected volatility of 70%, risk-free rate of 4.2, no dividend yield and expected life of 3 years.

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


                      DGSE COMPANIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003



Note 2 -Concentration of Credit Risk

          The Company maintains cash balances in financial institutions in excess of federally insured limits.

Note 3 -Inventories

          A summary of inventories at December 31, is as follows:

                                                            2005         2004
                                                         ----------   ----------
              Jewelry                                    $6,730,931   $6,121,955
              Scrap gold                                    353,288      305,801
              Bullion                                       209,167      117,973
              Rare coins                                    202,872      158,000
                   Other                                     73,862       87,654
                                                         ----------   ----------
                                                         $7,570,120   $6,791,383
                                                         ==========   ==========


Note 4 - Investments in Marketable Equity Securities
         -------------------------------------------

          Marketable equity securities have been classified in the consolidated balance sheet according to management's intent. The carrying amount of available-for-sale securities and their fair values at December 31, 2005 and 2004 are as follows:

                                                                   Gross
                                                                Unrealized                Fair
                                        Cost                      Losses                 Value
                                     ----------   -----------------------------------   -------
                                                    Classified as      Classified as
                                                  Operating losses       Unrealized
                                                  Due to long-term    Losses in other
                                                     Impairment        Comprehensive
                                                                           Income

            Equity securities 2005   $1,864,441     $(1,634,845)         $(164,152)     $65,444
                                     ==========     ===========          =========      =======
            Equity securities 2004   $1,864,441     $(1,634,845)         $(152,534)     $77,062
                                     ==========     ===========          =========      =======

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


          During  2004,  the  Company  deemed  certain   marketable   securities
          worthless and recognized $ 15,600 as a realized loss. No realized losses were needed during 2005.

                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

Note 5 -      Property and Equipment

          A summary of property and equipment at December 31, 2005 and 2004, is as follows:


                                                          2005          2004
                                                       ----------    ----------
              Buildings and improvements               $  951,416    $  732,488
              Machinery and equipment                     848,420       727,942
              Furniture and fixtures                      272,137       226,318
                                                       ----------    ----------
                                                        2,072,973     1,686,748
              Less accumulated depreciation and
                 Amortization                          (1,502,611)   (1,352,747)
                                                       ----------    ----------
                                                          570,362       334,001
              Land                                        551,300       551,300
                                                       ----------    ----------
                                                       $1,121,662    $  885,301
                                                       ==========    ==========

          Property and equipment acquired under capital leases was $ 295,942 and$202,450, respectively, as of December 31, 2005 and 2004. Accumulated depreciation for these assets was $ 120,401 and $188,385 as of December 31, 2005 and 2004, respectively.

Note 6 - Goodwill
         --------

          At December 31, goodwill was reflected for the following reporting units:

                                                            2005         2004
                                                         ----------   ----------
              Wholesale watch sales                      $  837,117   $  837,117
                                                         ==========   ==========

          No impairment losses were recognized during 2005, 2004 or 2003 and no goodwill was acquired during 2005, 2004, or 2003.

          During 2004 the Company sold the goodwill ($314,003) and trade name of Silverman Consultants, Inc. The sales of this goodwill resulted in a gain on the disposal of this reporting unit in the amount of $39,098. this gain is included in the caption ("Other income) in the consolidated statements of operations for the year ended December 31, 2004.

Note 7 - Notes Payable
         -------------

          At December 31, 2005, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 12% totaling $594,183.

          At December 31, 2004, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 14% totaling $548,093.

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


                      DGSE COMPANIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003



                                                                            2005          2004
                                                                           -----------    -----------

     A summary of long-term debt and short-term debt expected to be refinanced at December 31,follows:

     Revolving promissory notes payable to bank, a note of $1,744,500 and $1,600,000 at December 31, 2005 and 2004, respectively, which bears interest at prime plus 1-1/2% (6.75% and 6.75% at
     December 31, 2005 and 2004, respectively, and is due December 22,
     2007 and a note of $1,000,000 and 408,333, respectively, which bears interest at prime plus 1-3/4% (7.0% and 7.0% at December
     31, 2005 and 2004), respectively, is due in equal monthly
     installments of $16,667 through December 2010. The defined borrowing base requirement is  based on eligible trade
     receivables and inventory. As of December 31, 2005, available but unused borrowing capacity on the revolver was $755,500.
     These notes are secured by all accounts receivable, inventory, property and equipment and intangible assets. The notes
     contain certain covenants, restricting payment of dividends,
     and requiring the Company to maintain certain financial ratios.     $ 2,744,500    $ 2,008,333

     Mortgage  payable, due in monthly installments of $5,977,
     including interest based on 30 year U.S. Treasury note rate plus
     2-1/2% (7.64% and 7.41% at December 31, 2005 and 2004);
     respectively, balance due in January 2014                               427,756        465,724

     Note payable, due March 2, 2005. Interest is payable quarterly at
     a rate of 8%                                                               --           18,298

     Note payable, due January 2, 2008. Interest is payable monthly at
     a rate of 8%                                                            310,555        310,556

     Capital lease obligations                                                91,227         22,539
                                                                         -----------    -----------
                                                                           3,574,038      2,825,450

     Less current maturities                                               (259,152)       (76,172)
                                                                         -----------    -----------
                                                                         $ 3,314,886    $ 2,749,278
                                                                         ===========    ===========


                      DGSE COMPANIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003







          The following table  summarizes the aggregate  maturities of long-term debt and payments on the capital  lease  obligations  and reflects the
          revised   maturities  from  refinancing  of  certain   long-term  debt
          subsequent to year-end:

                                                                    Obligations
                                                                       Under
                                                     Long-term        Capital
             December 31,                              Debt           Leases          Totals
                                                   ------------    ------------    ------------
                2006                               $    240,844    $     26,484    $    267,328
                2007                                  2,588,436          23,837       2,612,273
                2008                                    357,817          23,837         381,654
                2009                                     50,840          23,837          74,677
                2010                                     54,689          15,891          70,580
                Thereafter                             190,185            --            190,185
                                                   ------------    ------------    ------------
                                                      3,482,811         113,886       3,596,697
            Amounts representing interest
            interest rates at approximately 10%            --           (22,659)        (22,659)
                                                   ------------    ------------    ------------
                                                      3,482,811          91,227       3,574,038
            Less current portion                       (240,844)        (18,308)       (259,152)
                                                   ------------    ------------    ------------

                                                   $  3,241,967    $     72,919    $  3,314,886
                                                   ============    ============    ============

                      DGSE COMPANIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


Note 9 - Earnings Per Common Share
         -------------------------

          A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003 is as follows:


                                                      December 31, 2005
                                             ----------------------------------
                                                                      Per-Share
                                               Income       Shares      Amount
                                             ----------   ---------   ---------

         Basic earnings per common share
             Income from operations allocable
               to common shareholders        $  485,192   4,913,920   $     .10

         Effect of dilutive securities
             Stock options                       (4,554)    123,783        --
                                             ----------   ---------   ---------

         Diluted earnings per common share
             Income from operations available
               to common shareholders plus
                    assumed conversions      $ 480,638   5,037,073   $     .10
                                             =========   =========   =========


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
                                             =========    =========   =========


                      DGSE COMPANIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003


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

          The following table summarizes the activity in common shares subject to options for the years ended December 31, 2005, 2004 and 2003:

                         December 31, 2004 and 2003                       December 31, 2005
          ---------------------------------------------------------   ---------------------------
                                                       Weighted                      Weighted
                                                        Average                       Average
                                          Options    Exercise Price     Options    Exercise Price
                                        ----------   --------------   ----------   --------------
          Outstanding at beginning
              of year                    1,420,634       $2.09         1,420,634       $2.09
          Granted                             --          --              15,000        2.82
          Forfeited                           --          --                --          --
                                        ----------       -----        ----------       -----

          Outstanding at end of year     1,420,634       $2.09         1,435,634       $2.10
                                        ==========       =====        ==========       =====

          Exercisable at end of year     1,420,634       $2.09         1,435,634       $2.10
                                        ==========       =====        ==========       =====

          Weighted average fair value
              of options granted
              during year
                                                                                       $1.38
                                                                                       =====
             Stock options outstanding at December 31, 2005:

                        Options Outstanding                           Options Exercisable
                        -----------------------------------------------------------------
          Range of                           Weighted        Weighted                         Weighted
          Exercise                            Average         Average                          Average
            Price             Options      Expected Life    Exercise Price   Options       Exercise Price
            -----            ---------    -------------    --------------   ---------      --------------
          $1.12                267,857       7 Years            $1.12         267,857          $1.12
          $1.63 to $2.25     1,127,777       7 Years            $2.21       1,127,777          $2.21
          $3.63 to $4.19        20,000       7 Years            $3.81          20,000          $3.83
          $4.88                 35,000       4 Years            $4.88          35,000          $4.88
                             ---------                                      ---------
                             1,435,634                                      1,420,634
                             =========                                      =========


                      DGSE COMPANIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

Note 11 - Comprehensive Income
          --------------------

          Comprehensive income at December 31, 2005, 2004 and 2003 is as follows:

                                                  Before-Tax       Tax         Net-of-Tax
                                                    Amount        Benefit         Amount
                                                 -----------    -----------    -----------
          Accumulated comprehensive
            income (loss) at January 1, 2003     $(1,728,130)   $   593,180    $(1,134,950)

          Unrealized holding gains
            arising during 2003                       93,285        (32,872)        60,413

          Reclassification to statement
            of operations                          1,634,845       (560,308)     1,074,537
                                                 -----------    -----------    -----------

          Accumulated comprehensive
            income (loss) at December 31, 2003          --             --             --

          Unrealized holding losses
            Arising during 2004                     (150,784)        28,202       (122,582)
                                                 -----------    -----------    -----------


          Accumulated comprehensive
            income (loss) at December 31, 2004   $  (150,784)        28,202       (122,582)

          Unrealized holding losses
            arising during 2005                      (11,287)         6,617         (4,670)
                                                 -----------    -----------    -----------

          Accumulated comprehensive
            income (loss) at December 31, 2005   $  (162,071)   $    34,819    $  (127,252)
                                                 ===========    ===========    ===========


                      DGSE COMPANIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003



Note 12 - Income Taxes
          ------------

          The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

                                                            2005        2004          2003
                                                          ---------   ---------    ---------
          Tax (benefit) expense at statutory rate         $ 256,609   $ 162,502    $(294,124)
          Other                                              12,933      24,616       16,484
          Benefit (expense) of discontinued operations         --       100,679       33,279
          Change in valuation  allowance                       --       (60,000)     (90,000)
                                                          ---------   ---------    ---------
             Tax expense (benefit)                        $ 269,542   $ 227,797    $(334,361)
                                                          =========   =========    =========

          Current                                         $ 247,710   $ 238,332    $  62,191
          Deferred                                           21,832     (10,535)    (396,552)
                                                          ---------   ---------    ---------
                                                          $ 269,542   $ 227,797    $(334,361)
                                                          =========   =========    =========

          Deferred income taxes are comprised of the following at December 31, 2005 and 2004:

                                                             2005        2004
                                                           --------    --------
          Deferred tax assets (liabilities)
             Inventory                                       30,657    $ 25,903
          Unrealized loss on available for sale securities   34,819      28,202
             Property and equipment                           4,607      10,952
             Capital loss carryover                           9,142        --
             Goodwill                                       (78,446)    (49,064)
                                                           --------    --------
                                                                779    $ 15,994
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

                      DGSE COMPANIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003



Note 13 -  Operating Leases
           ----------------

          The Company leases certain of its facilities under operating leases. The minimum rental commitments under noncancellable operating leases are as follows:

                  Year Ending                                 Lease
                  December 31,                              Obligations
                  ------------                              -----------

                    2006                                    $   162,847
                    2007                                        137,418
                    2008                                        100,994
                    2009                                         54,899
                   Thereafter                                    18,300
                                                            ------------
                                                            $    474,458
                                                            ============

          Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $174,988, $198,050 and $223,046, respectively. was decreased by sublease income of approximately $45,300, $75,300 and $104,000, respectively.

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


                      DGSE COMPANIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

Note 15 - Segment Information
          -------------------

          Management  identifies  reportable  segments  by  product  or  service offered.  Each  segment is  managed  separately.  Corporate  and other includes certain general and administrative  expenses not allocated to
          segments,   pay  day  lending  and  pawn  operations.   The  Company's
          operations by segment were as follows:

                                                        (Amounts in thousands)

                   Retail       Wholesale                        Rare       Discontinued     Corporate
                  Jewelry        Jewelry        Bullion          Coins       Operations      and Other      Consolidated
                ------------   ------------   ------------   ------------   ------------    ------------    ------------
Revenues
    2005        $     14,917   $      4,781   $     10,688   $      4,575           --      $        679    $     35,640
    2004              14,601          4,451          7,482          1,574           --               534          28,642
    2003              13,179          4,218          6,648          1,014           --               367          25,426

Net income
(loss)
    2005                 195            250             79            267           --              (306)            485
    2004                 267            266             63             92           (249)            (88)            351
    2003                 162            200             46             34           (117)           (849)           (524)

Identifiable
Assets
    2005               9,015          1,733            209            203           --               670          11,830
    2004               7,519          1,679            117            158              7             802          10,282
    2003               7,988          1,737            129            100            588             530          11,072

Capital
Expenditures
    2005                 202           --             --             --             --                83             285
    2004                  85           --             --             --             --                 7              92
    2003                  33           --             --             --                1            --                34

Depreciation and
Amortization
    2005                 107             10           --             --             --                25             142
    2004                  92             22           --             --               25               9             148
    2003                 130             22           --             --               27               8             187

                      DGSE COMPANIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003



Note 16 -  Quarterly  Results of  Operations  (Unaudited)  Amounts in  thousands except per share data.


                                                             Income (loss) per
                                                 Net           Common Shares
                                   Operating   Income     ----------------------
                          Sales     Income     (Loss)       Basic       Diluted
                        --------   --------   --------    ---------    ---------
Year ended
December 31,
2005:
First Quarter              6,718        299        151          .03          .03
Second Quarter             6,800        192         79          .02          .02
Third Quarter              7.215        206         92          .02          .02
Fourth Quarter            14,906        330        164          .03          .03

2004:
First Quarter              6,799        402        186          .04          .04
Second Quarter             6,217        296        100          .02          .01
Third Quarter              6,308        312        110          .02          .02
Fourth Quarter             9,318         42        (45)        (.01)          --

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