Form 10-Q
period 2006-03-31
DGSE COMPANIES INC
filed 2006-05-04
CIK 701719

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


 (Mark One)

( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 2006
                               ------------------------------

(   )    Transition Report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934

For the transition period from                 to
                               ---------------    ----------------

Commission File Number                        1-11048
                       -------------------------------------------

                              DGSE Companies, Inc.
                              --------------------
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

           Class                                   Outstanding at April 27, 2006
----------------------------                       -----------------------------
Common Stock, $.01 per value                                4,913,290


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements

                           Consolidated Balance Sheets

                                                             (Unaudited)
ASSETS                                                        March 31,     December 31,
                                                                2006             2005
                                                            ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                               $    263,022       1,042,834
    Trade receivables                                            818,602         688,810
    Inventories                                                7,811,166       7,570,120
    Prepaid expenses                                             249,029         215,560
                                                            ------------    ------------
                 Total current assets                          9,141,819       9,517,324


MARKETABLE SECURITIES - AVAILABLE FOR SALE                        69,829          65,444

PROPERTY AND EQUIPMENT - AT COST, NET                          1,084,723       1,121,662

DEFERRED INCOME TAXES                                               --               779

GOODWILL                                                         837,117         837,117

OTHER ASSETS                                                     296,792         287,790
                                                            ------------    ------------

                                                            $ 11,430,280    $ 11,830,116
                                                            ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                           $    194,183         594,183
    Current maturities of long-term debt                         259,273         259,152
    Accounts payable - trade                                     558,134         789,724
    Accrued expenses                                             175,617         580,823
    Customer deposits                                            283,262         206,320
    Federal income taxes payable                                  90,410          13,920
                                                            ------------    ------------
                 Total current liabilities                     1,560,879       2,444,122


Long-term debt, less current maturities                        3,646,207       3,314,886

Deferred income taxes                                                712            --
                                                            ------------    ------------
                 Total liabilities                             5,207,798       5,759,008

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 10,000,000
       shares; issued and outstanding 4,913,290 shares at
       The end of each period                                     49,133          49,133
    Additional paid-in capital                                 5,708,760       5,708,760
    Accumulated other comprehensive  (loss)                     (124,358)       (127,252)
    Retained earnings                                            588,947         440,467
                                                            ------------    ------------
                 Total shareholders' equity                    6,222,482       6,071,108

                                                            $ 11,430,280    $ 11,830,116
                                                            ============    ============



The accompanying notes are an integral part of these consolidated financial statements


DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended
(Unaudited)

                                                   March 31, 2006    March 31, 2005
                                                   --------------    --------------
Revenue
    Sales                                          $    9,628,653    $    6,637,914
    Consumer loan service fees                             92,344            79,898
                                                   --------------    --------------
                                                        9,720,997         6,717,812

Costs and expenses
    Cost of goods sold                                  8,168,080         5,316,873
    Selling, general and administrative expenses        1,212,041         1,058,884
    Depreciation and amortization                          39,300            42,803
                                                   --------------    --------------
                                                        9,419,421         6,418,560
                                                   --------------    --------------

Operating income                                          301,576           299,252
                                                   --------------    --------------

Other income (expense)
   Interest expense                                       (76,606)          (71,124)
                                                   --------------    --------------

                 Total other income (expense)             (76,606)          (71,124)

                 Income before income taxes               224,970           228,128

Income tax expense                                         76,490            77,563
                                                   --------------    --------------

                 Net income                        $      148,480    $      150,564
                                                   ==============    ==============


Earnings per common share
     Basic and diluted                             $          .03    $          .03
                                                   ==============    ==============


     Weighted average number of common shares:
     Basic                                              4,913,290         4,913,290
     Diluted                                            4,913,290         5,089,162



The accompanying notes are an integral part of these consolidated financial statements


DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                          Three Months Ended
                                                                              March 31,
                                                                          2006           2005
                                                                      -----------    -----------
Cash Flows From Operations
Reconciliation of net income to net cash
    used in  operating activities
        Net income                                                    $   148,480    $   150,565
        Depreciation and amortization                                      39,300         42,803
           (Increase) decrease in operating assets and liabilities:
           Trade receivables                                             (113,091)       177,381
           Inventories                                                   (241,046)      (443,729)
           Prepaid expenses and other current assets                      (33,469)       (41,503)
           Accounts payable and accrued expenses                         (636,787)      (573,933)
           Change in customer deposits                                     76,942        128,319
           Federal income taxes payable                                    76,490          2,563
           Other assets                                                    (9,002)        (9,565)
                                                                      -----------    -----------
               Total net cash used in operating activities               (692,183)      (567,099)

Cash flows from investing activities
           Pawn loans made                                               (124,500)      (184,359)
           Pawn loans repaid                                              108,699        122,699
           Recovery of pawn loan principal through
              Sale of forfeited collateral                                 21,515         64,253
           Pay day loans made                                             (58,583)       (12,970)
           Pay day loans repaid                                            40,279          5,115
           Purchase of property and equipment                              (2,361)       (17,768)
                                                                      -----------    -----------
                 Net cash used by investing activities                    (14,951)       (23,030)
Cash flows from financing activities
           Proceeds from notes issued                                     350,000        700,000
           Payments on notes payable                                     (422,678)      (297,027)
                                                                      -----------    -----------
        Net cash provided (used) by financing activities                  (72,678)       402,973
                                                                      -----------    -----------

Net decrease in cash and cash equivalents                                (779,812)      (187,156)

Cash and cash equivalents at beginning of year                          1,042,834        314,897
                                                                      -----------    -----------

Cash and cash equivalents at end of period                            $   263,022    $   127,741
                                                                      ===========    ===========


Supplemental schedule of non-cash, investing and financing activities:
Interest paid for the three months ended March 31, 2006 and 2005 was $ 79,940 and $ 77,563, respectively.
Income taxes paid for the three months ended March 31, 2006 and 2005 was $0 and $75,000, respectively.
Pawn loans forfeited and transferred to inventory amounted to $ 66,818 and $ 119,808, respectively, for the three months ended March 31, 2006 and 2005.


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

(1) Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of DGSE Companies, Inc. and Subsidiaries include the financial statements of DGSE Companies, Inc. and its wholly-owned subsidiaries, DGSE Corporation, National Jewelry Exchange, Inc., Charleston Gold and Diamond Exchange, Inc. and American Pay Day Centers, Inc. In the opinion of management all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been made.

The Company's operating results for the period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

Pawn loans receivable in the amount of $ 105,787 and $ 152,722 as of March 31, 2006 and 2005, respectively, are included in the Consolidated Balance Sheets caption trade receivables. The related pawn service charges receivable in the amount of $ 31,075 and $ 63,511 as of March 31, 2006 and 2005, respectively, are also included in the Consolidated Balance Sheets caption trade receivables. Pay day loans receivable in the amount of $ 53,026 and $ 6,805 as of March 31, 2006 and 2005, respectively, are also included in the Consolidated Balance Sheets caption trade receivables.


(2) - Earnings per share

Earnings Per Common Share
-------------------------

     A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the three months ended March 31, 2006, and 2005 is as follows:

                                                        March 31, 2006
                                            ------------------------------------
                                                                      Per-Share
                                              Income       Shares       Amount
                                            ----------   ----------   ----------
     Basic earnings per common share
         Income from operations allocable
           to common shareholders           $  148,480   4 ,913,920   $      .03
                                                                      ==========

     Effect of dilutive securities
         Stock options                            --           --
                                            ----------   ----------

     Diluted earnings per common share
         Income from operations available
           to common shareholders plus
                assumed conversions         $  148,480   4 ,913,290   $      .03
                                            ==========   ==========   ==========



                                                           March 31, 2005
                                            ------------------------------------

                                                                      Per-Share
                                              Income       Shares       Amount
                                            ----------   ----------   ----------
     Basic earnings per common share
         Income from operations allocable
           to common shareholders           $ 150,564     4,913,920   $      .03
                                                                      ==========

     Effect of dilutive securities
         Stock options                           --         175,872
                                            ----------   ----------

     Diluted earnings per common share
         Income from operations available
           to common shareholders plus
             assumed conversions            $ 150,564     5,089,162   $      .03
                                            ==========   ==========   ==========


(3) - Business segment information

     Management  identifies  reportable  segments by product or service offered.
     Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn and pay day loan operations. The Company's operations by segment were as follows:

                                                               (Amounts in thousands)

                   Retail       Wholesale                       Rare         Corporate
                  Jewelry        Jewelry         Bullion        Coins        and Other      Consolidated
                ------------   ------------   ------------   ------------   ------------    ------------
Revenues
  2006          $      3,228   $      1,121   $      3,880   $      1,334   $        158    $      9,721
  2005                 3,020            940          1,993            549            216           6,718

Net income
(loss)
  2006                    40             24             62             68            (46)            148
  2005                    86             55             11             47            (48)            151

Identifiable
Assets
  2006                 8,408          1,894            325            145            658          11,430
  2005                 7,633          1,721            134            166            738          10,392

Capital
Expenditures
  2006                     3           --             --             --                1               2
  2005                     8           --             --             --               10              18

Depreciation and
Amortization
  2006                    24           --             --             --               15              39
  2005                    28              5           --             --               10              43




(4) Other Comprehensive income:

Other comprehensive income is as follows:                    Tax
                                         Before Tax    (Expense)     Net-of-Tax
                                           Amount        Benefit       Amount
                                         ----------    ----------    ----------

Other comprehensive loss at
   December 31, 2004  and March 31,2005  $ (150,784)   $   28,202    $ (122,582)
                                         ==========    ==========    ==========

Other comprehensive loss at
   December 31, 2005                     $ (162,071)   $   34,819    $ (127,252)

Unrealized gains during the period ended
  March 31, 2006                              4,385        (1,491)        2,894
                                         ----------    ----------    ----------
   Other comprehensive loss at
   March 31, 2006                        $ (157,686)   $   33,328    $ (124,358)
                                         ==========    ==========    ==========


(5) Stock-based Compensation:

Prior to January 1, 2006,  we  elected  to follow  Accounting  Principles  Board
Opinion (APB) NO.25, Accounting for Stock Issued to Employees, and related interpretations to account for our employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) NO. 123,
Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provision of SFAS No. 123 (revised 2004), Share-Based
Payments, (SFAS No. 123(R) for all share-based payment awards to employees and directors including employee stock options. In addition, we have applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the
Securities and Exchange Commission, in our adoption of SFAS No. 123(R).

We adopted  SFAS No.  123(R) using the  modified-prospective-transition  method.
Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No.
123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provision of SFAS No. 123. Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the first quarter of 2006 was $0, relating to employee and director stock options and our employee stock purchase plan. Stock-based compensation expense under the provision of APB No. 25 for the first quarter of 2005 was insignificant.

Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123 for periods prior to 2006, we accounted for forfeitures as they occurred.

Upon adoption of SFAS No. 123(R), we elected to use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for our pro forma information required under SFAS
No. 123.

On November 10, 2005,  the Financial  Accounting  Standards  Board (FASB) issued
FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards", which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123( R ). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123 (R). As all options outstanding have vested prior to December 31, 2005, the Company has not recorded the tax effects of employee stock-based compensation and have no APIC pool.

Prior to the adoption of SFAS No. 123( R )l tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, the Company has not reported these excess tax benefits as of March 31, 2006.


Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123( R ) for all share based payment awards to employees and directors including employee stock options granted under the Company's employee stock option plan. As all options outstanding have vested prior to December 31, 2006, no stock based compensation expense has been recorded as of March 31, 2006.

The following table presents the effect on net income and net income per share compared with pro forma information as if we had adopted SFAS No. 123 for the first quarter of 2006: Three Months Ended March 31,

                                                                    2006          2005
                                                                -----------   -----------
Net income as reported                                          $   148,480   $   150,564
Less stock-based compensation under the fair value method              --            --
                                                                -----------   -----------
Pro forma net loss                                              $   148,480   $   150,564
                                                                ===========   ===========






Earnings per share:
     Basic and diluted income per common share, as reported            $.03          $.03
     Basic and diluted income per common share, including the
       Effect of stock-based compensation  expense                     $.03          $.03




Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations
----------
Results of Operations

Quarter ended March 31, 2006 vs 2005:
-------------------------------------
Sales increased by $ 2,990,739 (45.1%) in 2006. This increase was primarily the result of a $208,000 (6.9%) increase in retail jewelry sales, a $ 181,000 (19.3%) increase in wholesale jewelry sales, $ 786,000 (143.0%) increase in the sale of rare coin products and a $ 1,887,000 (94.7%) increase in the sale of bullion products. The increase in both retail and wholesale jewelry sales were due to higher gold prices and improved activity from our customers. The increase in rare coin and bullion sales were the result of an increase in gold prices, increased volatility in the bullion market and the company's increased focus on these segments of our business. Consumer loan service fees increased by $12,446 in 2006 due to an increase in pay day loans outstanding during the quarter. Cost of goods as a percentage of sales increased to 84.8% in 2006 from 80.1% in 2005, This increase was due to the increase in rare coin and bullion revenue as a percentage of total sales.

Selling, general and administrative expenses increased by $153,157 or 14.5%. This increase was primarily due to an increase in payroll related cost of ($90,000), higher advertising cost of ($28,000) and $ 34,361 in cost related to the new pay day loan stores. The increase in payroll related cost was necessary in order to maintain a high level of customer service as sales increase and to focus on the most rapidly growing segments of our business.

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

Income taxes are provided at the corporate rate of 34% for both 2006 and 2005.


Liquidity and Capital Resources
-------------------------------

Management of the Company expects capital expenditures to total approximately $50,000 during the next twelve months. It is anticipated that these expenditures will be funded from working capital and its credit facility. As of March 31, 2006 there were no commitments outstanding for capital expenditures.

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


Contractual Cash Obligations                                               Payments due by year end
----------------------------                     ---------------------------------------------------------------------------

                                      Total         2006         2007         2008         2009         2010      Thereafter
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Notes payable                       $  194,183   $  194,183         --           --           --           --           --

Long-term debt and capital leases    3,905,480      222,111    2,966,273   $  381,654   $   74,677   $   70,580   $  190,185

Federal income taxes                    90,410       90,410         --           --           --           --           --

Operating leases                       433,746      122,135      137,418      100,994       54,899       18,300         --

                                    $4,623,819   $  706,789   $2,605,728   $  251,954   $  235,656   $  442,927   $  244,884
                                    ==========   ==========   ==========   ==========   ==========   ==========   ==========


In addition, the Company estimates that it will pay approximately $ 306,000 in interest during the next twelve months.


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


DGSE Companies, Inc.


By:  /s/ L. S. Smith                    May 2, 2006
    -------------------------
    L. S. Smith
    Chairman of the Board,
    Chief Executive Officer and
    Secretary



By:  /s/ W. H. Oyster                   Dated: May 2, 2006
    -------------------------
    W. H. Oyster
    Director, President and
    Chief Operating Officer


By:  /s/ John Benson                    Dated: May 2, 2006
    -------------------------
    John Benson
    Chief Financial Officer
    (Principal Accounting Officer)