Form 10-Q
period 2006-06-30
DGSE COMPANIES INC
filed 2006-08-10
CIK 701719

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 2006
                               -------------------

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                              ---------------    ----------------

Commission File Number                     1-11048
                       ---------------------------

                              DGSE Companies, Inc.
                              --------------------
                                (Name of issuer)


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

           Class                                  Outstanding at August 10, 2006
----------------------------                      ------------------------------
Common Stock, $.01 per value                               4,913,290


PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements

                           Consolidated Balance Sheets

                                                            (Unaudited)

ASSETS                                                        June 30,      December  31,
                                                                2006             2005
                                                           -------------    -------------
CURRENT ASSETS
   Cash and cash equivalents                               $     198,467    $   1,042,834
   Trade receivables                                             963,023          688,810
   Inventories                                                 8,018,214        7,570,120
   Prepaid expenses                                              236,516          215,560
                                                           -------------    -------------
         Total current assets                                  9,416,220        9,517,324


MARKETABLE SECURITIES - AVAILABLE FOR SALE                        74,929           65,444

PROPERTY AND EQUIPMENT - AT COST, NET                          1,048,021        1,121,662

DEFERRED INCOME TAXES                                               --                779

GOODWILL                                                         837,117          837,117

OTHER ASSETS                                                     438,621          287,790
                                                           -------------    -------------


                                                           $  11,814,908    $  11,830,116
                                                           =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                           $     194,183    $     594,183
   Current maturities of long-term debt                          259,273          259,152
   Accounts payable - trade                                      482,470          789,724
   Accrued expenses                                              251,416          580,823
   Customer deposits                                             248,802          206,320
   Federal income taxes payable                                  154,898           13,920
                                                           -------------    -------------

         Total current liabilities                             1,591,042        2,444,122

Long-term debt, less current maturities                        3,724,801        3,314,886

Deferred income taxes                                              2,446           13,920
                                                           -------------    -------------
         Total liabilities                                     5,318,289        5,759,008

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; authorized 10,000,000
      shares; issued and outstanding 4,913,290 shares at
      The end of each period                                      49,133           49,133
   Additional paid-in capital                                  5,708,760        5,708,760
   Accumulated other comprehensive loss                         (120,992)        (127,252)
   Retained earnings                                             859,718          440,467
                                                           -------------    -------------
         Total shareholders' equity                            6,496,619        6,071,108

                                                           $  11,814,908    $  11,830,116
                                                           =============    =============




The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended
(Unaudited)

                                                 June 30, 2006    June 30, 2005
                                                 -------------    -------------
Revenue
   Sales                                         $  12,444,265    $   6,708,363
   Pawn services charges                               101,788           92,047
                                                 -------------    -------------
                                                    12,546,053        6,800,410
Costs and expenses
   Cost of goods sold                               10,760,456        5,453,742
   Selling, general and administrative expenses      1,261,648        1,105,367
   Depreciation and amortization                        39,715           49,068
                                                 -------------    -------------
                                                    12,061,819        6,608,177
                                                 -------------    -------------

Operating income                                       484,234          192,233
                                                 -------------    -------------

Other expense
   Interest expense                                    (73,975)         (72,039)
                                                 -------------    -------------
         Total other expense                           (73,972)         (72,039)

         Income before income taxes                    410,259          120,194

Income tax expense                                     139,488           40,866
                                                 -------------    -------------


       Net income                                $     270,771    $      79,328
                                                 =============    =============


Earnings per common share
   Basic and diluted                             $         .05    $         .02

   Weighted average number of common shares:
      Basic                                          4,913,290        4,913,290
      Diluted                                        5,045,242        5,069,489







The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Six  months ended
(Unaudited)


                                                 June 30, 2006    June 30, 2005
                                                 -------------    -------------
Revenue
   Sales                                         $  22,072,918    $  13,346,277
   Pawn services charges                               194,132          171,945
                                                 -------------    -------------
                                                    22,267,050       13,518,222
Costs and expenses
   Cost of goods sold                               18,928,536       10,770,615
   Selling, general and administrative expenses      2,473,689        2,164,251
   Depreciation and amortization                        79,015           91,871
                                                 -------------    -------------
                                                    21,481,240       13,026,737

Operating income                                       785,810          491,485
                                                 -------------    -------------
Other expense
   Interest expense                                   (150,581)        (143,163)
                                                 -------------    -------------
         Total other expense                          (150,581)        (143,163)

         Income before income taxes                    635,229          348,322

Income tax expense                                     215,978          118,429
                                                 -------------    -------------


         Net income                              $     419,251    $     229,893
                                                 =============    =============

Earnings per common share
   Basic                                         $         .09    $         .05
                                                 =============    =============

   Diluted                                       $         .08    $         .05
                                                 =============    =============


   Weighted average number of common shares:
      Basic                                          4,913,290        4,913,290
      Diluted                                        4,955,530        5,069,489



The accompanying notes are an integral part of these consolidated financial statements


DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                      2006           2005
                                                                   -----------    -----------
Cash Flows From Operations
Reconciliation of income to net cash
   used in  operating activities
      Net income                                                   $   419,251    $   229,893
      Depreciation and amortization                                     79,015         91,871
         (Increase) decrease in operating assets and liabilities
         Trade receivables                                            (225,008)        89,714
         Inventories                                                  (448,094)      (364,922)
         Prepaid expenses and other current assets                     (20,956)      (131,041)
         Accounts payable and accrued expenses                        (636,661)      (755,347)
         Change in customer deposits                                    42,482         63,554
         Federal income taxes payable                                  140,978         43,428
         Other assets                                                 (150,831)        (9,171)
                                                                   -----------    -----------
             Total net cash used in operating activities              (799,824)      (742,021)

Cash flows from investing activities
         Pawn loans made                                              (266,210)      (329,428)
         Pawn loans repaid                                             218,069        223,053
         Recovery of pawn loan principal through
            Sale of forfeited collateral                                45,543        111,522
         Pay day loans made                                           (126,770)       (51,580)
         Pay day loans repaid                                           80,163         21,138
         Purchase of property and equipment                             (5,374)      (168,287)
                                                                   -----------    -----------
            Net cash used in investing activities                      (54,579)      (193,582)

Cash flows from financing activities
         Proceeds from notes issued                                    500,000      3,181,365
        Payments on notes payable                                     (489,964)    (2,408,193)
                                                                   -----------    -----------
        Net cash provided by financing activities                       10,036        773,172
                                                                   -----------    -----------

Net decrease in cash and cash equivalents                             (844,367)      (162,431)

Cash and cash equivalents at beginning of year                       1,042,834        314,897
                                                                   -----------    -----------

Cash and cash equivalents at end of period                         $   198,467    $   152,466
                                                                   ===========    ===========

Supplemental disclosures:
Interest paid for the six months ended June 30, 2006 and 2005 was $ 148,595 and $ 143,163, respectively. Income taxes paid for the six months ended June 30, 2006 and 2005 was $75,000 and $75,000, respectively. Pawn loans forfeited and transferred to inventory amounted to $ 45,543 and $ 184,381, respectively, for the six months ended June 30, 2006 and 2005.


The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
(1)  Basis of Presentation:

The accompanying  unaudited condensed  consolidated financial statements of DGSE
Companies,  Inc.  and  Subsidiaries  include the  financial  statements  of DGSE
Companies, Inc. and its wholly-owned  subsidiaries,  DGSE Corporation,  National
Jewelry Exchange,  Inc., Charleston Gold and Diamond Exchange, Inc. and American
Pay Day Centers, Inc. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

The Company's operating results for the periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended
December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form
10-K for the year ended December 31, 2005. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

Pawn loans receivable in the amount of $ 113,381 and $ 132,811 as of June 30, 2006 and 2005, respectively, are included in the Consolidated Balance Sheets caption trade receivables. The related pawn service charges receivable in the amount of $32,339 and $ 74,299 as of June 30, 2006 and 2005, respectively, are also included in the Consolidated Balance Sheets caption trade receivables. Pay day loans receivable in the amount of $ 61,887 as of June 30, 2006 and $ 28,142 as of June 30, 2005, respectively, are also included in the Consolidated Balance
Sheets caption trade receivables.


(2)  - Earnings per share
         A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the periods ended June 30, 2006, and 2005 is as follows:

                                                               2006                               2005
                                                            Six months                         Six months
                                                ---------------------------------   ---------------------------------
                                                                        Per-Share                           Per-Share
                                                  Income      Shares      Amount      Income      Shares      Amount
                                                ---------   ---------   ---------   ---------   ---------   ---------
         Basic earnings per common share
             Income from operations allocable
               to common shareholders           $ 419,251   4,913,290   $     .09   $ 229,893   4,913,290   $     .05

         Effect of dilutive securities
             Stock options                           --        42,240         --         --       156,199         --
                                                ---------   ---------   ---------   ---------   ---------   ---------
         Diluted earnings per common share
             Income from operations available
               to common shareholders plus
               assumed conversions              $ 419,251   4,955,530   $     .08   $ 229,893   5,069,489   $     .05
                                                =========   =========   =========   =========   =========   =========

                                                              2006                                2005
                                                          Three months                        Three months
                                                ---------------------------------   ---------------------------------
                                                                        Per-Share                           Per-Share
                                                  Income      Shares      Amount      Income      Shares      Amount
                                                ---------   ---------   ---------   ---------   ---------   ---------

         Basic earnings per common share
             Income from operations allocable
               to common shareholders           $ 270,771   4,913,290   $     .05   $  79,328   4,913,290   $     .02

         Effect of dilutive securities
             Stock options                           --       131,952         --         --       156,199         --
                                                ---------   ---------   ---------   ---------   ---------   ---------

         Diluted earnings per common share
             Income from operations available
               to common shareholders plus
               assumed conversions              $ 270,771   5,045,242   $     .05   $  79,328   5,069,489   $     .02
                                                =========   =========   =========   =========   =========   =========


(3)  - Business segment information

         Management   identifies  reportable  segments  by  product  or  service offered.  Each  segment  is  managed  separately.  Corporate  and other includes certain general and  administrative  expenses not allocated to segments and pawn operations.  The Company's  operations by segment for the six months ended June 30 were as follows:

                                                       (Amounts in thousands)

                   Retail       Wholesale                        Rare       Discontinued    Corporate
                  Jewelry        Jewelry        Bullion         Coins        Operations     and Other      Consolidated
                ------------   ------------   ------------   ------------   ------------   ------------    ------------
Revenues
  2006          $      7,560   $      2,303   $      9,591   $      2,518           --     $        295    $     22,267
  2005                 6,428          1,947          3,572          1,163           --              408          13,518

Net income
(loss)
  2006                   153             57            150            166           --             (107)            419
  2005                   160             98             15             88           --             (131)            230

Identifiable
Assets
  2006                 8,633          1,944            172            372           --              694          11,815
  2005                 7,781          1,735            165            174              5            776          10,636

Capital
Expenditures
  2006                     5           --             --             --             --             --                 5
  2005                   151           --             --             --             --               17             168

Depreciation and
Amortization
  2006                    48           --             --             --             --               31              79
  2005                    56             11           --             --             --               25              92


The Company's operations by segment for the three months ended June 30 were as follows:

                                                       (Amounts in thousands)

                   Retail       Wholesale                        Rare       Discontinued    Corporate
                  Jewelry        Jewelry        Bullion         Coins        Operations     and Other      Consolidated
                ------------   ------------   ------------   ------------   ------------   ------------    ------------
Consolidated
Revenues
  2006          $      4,332   $      1,182   $      5,711   $      1,184           --     $        137    $     12,546
  2005                 3,408          1,007          1,579            614           --              192           6,800

Net income
(loss)
  2006                   113             33             88             98           --              (61)            271
  2005                    74             43              4             41           --              (83)             79

Identifiable
Assets
  2006                 8,633          1,944            172            372           --              694          11,815
  2005                 7,781          1,735            165            174              5            776          10,636

Capital
Expenditures
  2006                     2           --             --             --             --             --                 2
  2005                   144           --             --             --             --                4             151

Depreciation and
Amortization
  2006                    24           --             --             --             --               16              40
  2005                    28              6           --             --             --               15              49


(4) Other Comprehensive income:

Other comprehensive income is as follows:
                                                               Tax
                                             Before Tax     (Expense)    Net-of-Tax
                                               Amount        Benefit       Amount
                                             ----------    ----------    ----------
Other comprehensive loss at
    December 31, 2005                        $ (162,071)   $   34,819    $ (127,252)

Unrealized gains during the period ended
   March 31, 2006                                 4,385        (1,491)        2,894
                                             ----------    ----------    ----------

Other comprehensive loss at March 31, 2006     (157,686)       33,328      (124,358)

Unrealized gains during the period ended
   June 30, 2006                                  5,100        (1,734)        3,366
                                             ----------    ----------    ----------

Other comprehensive loss at June 30, 2006    $ (152,586)   $   31,594    $ (120,992)
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

Prior to the adoption of SFAS No. 123( R )l tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, the Company has not reported these excess tax benefits as of June 30, 2006.


Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123( R ) for all share based payment awards to employees and directors including employee stock options granted under the Company's employee stock option plan. As all options outstanding have vested prior to December 31, 2006, no stock based compensation expense has been recorded as of June 30, 2006.

The following table presents the effect on net income and net income per share compared with pro forma information as if we had adopted SFAS No. 123 for the periods ended June 30,

                                                                Three Months Ended June 30,
                                                                ---------------------------
                                                                    2006           2005
                                                                ------------   ------------
Net income as reported                                          $    270,771   $     79,328
Less stock-based compensation under the fair value method               --             --
                                                                ------------   ------------
Pro forma net loss                                              $    270,771   $     79,328
                                                                ============   ============

Earnings per share:
     Basic and diluted income per common share, as reported             $.05           $.02
     Basic and diluted income per common share, including the
          Effect of stock-based compensation  expense                   $.05           $.02


                                                                Six Months Ended June 30,
                                                                ---------------------------
                                                                    2006           2005
                                                                ------------   ------------
Net income as reported                                          $    419,251   $    229,893
Less stock-based compensation under the fair value method               --             --
                                                                ------------   ------------
Pro forma net loss                                              $    419,251   $    229,893
                                                                ============   ============

Earnings per share:
     Basic income per common share, as reported                         $.09           $.05
     Basic income per common share, including the
          Effect of stock-based compensation  expense                   $.09           $.05


    Diluted income per common share, as reported                        $.09           $.05
    Diluted income per common share, including the
          Effect of stock-based compensation  expense                   $.08           $.05

(6) Subsequent Event

On July 17, 2006 the Company announced that it had executed a definitive agreement to acquire all of the issued and outstanding stock of Superior
Galleries, Inc. in a transaction valued at $ 14,000,000. For additional information regarding this transaction reference is made to the Company's Form 8-K filed on July 17, 2006.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
---------------------

Six months ended June 30, 2006 vs 2005:


Sales increased by $ 8,726,641 (65.4%) in 2006. This increase was primarily the result of a $6,019,000 (169.0%) increase in bullion sales, a $ 1,132,000 (17.6%)
increase in retail jewelry sales, a $ 356,000 (18.3%) increase in wholesale jewelry sales and a $ 1,355,000 (116.5%) increase in the sale of rare coin products. The increase in both retail and wholesale jewelry sales were due to higher gold prices and improved activity from our customers. The increase in rare coin and bullion sales were the result of an increase in gold prices, increased volatility in the bullion market and the Company's increased focus on these segments of our business. Consumer loan service fees increased $22,187 in 2006 due to an increase in pay day loans outstanding during the period. Cost of goods as a percentage of sales increased from 80.7% in 2005 to 85.8 % in 2006.This increase was due to the increase in rare coin and bullion revenue as a percentage of total sales.

Selling, general and administrative expenses increased by $309,348 or 14.3%. This increase was primarily due to an increase in staff and payroll related cost ($180,000), higher advertising cost ($73,000) and $ 63,000 in cost related to the new pay day loan stores. The increase in staff was necessary to maintain a high level of customer service as sales increased and the opening of three pay day loan stores. The increase in advertising was necessary in order to attract new customers in our local markets. Depreciation and amortization decreased by $12,856 during 2006 due to certain assets becoming fully depreciated.

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


Three months ended June 30, 2006 vs 2005:
-----------------------------------------

Sales increased by $ 5,735,902 (85.5%) in 2006. This increase was primarily the result of a $4,132,000 (261.7%) increase in bullion sales, a $ 924,000 (27.1%)
increase in retail jewelry sales, a $ 175,000 (17.4%) increase in wholesale jewelry sales and a $ 570,000 (92.8%) increase in the sale of rare coin products. The increase in both retail and wholesale jewelry sales were due to higher gold prices and improved activity from our customers. The increase in rare coin and bullion sales were the result of an increase in gold prices, increased volatility in the bullion market and the Company's increased focus on these segments of our business. Consumer loan service fees increased $9,741 in 2006 due to an increase in pay day loans outstanding during the period. Cost of goods as a percentage of sales increased from 81.2% in 2005 to 86.5% in 2006. This increase was due to the increase in rare coin and bullion revenue as a percentage of total sales.


Selling,  general and  administrative  expenses  increased by $156,281 or 14.3%.
This increase was primarily due to an increase in staff and payroll related cost
($97,000), higher advertising cost ($47,000) and $ 16,000 in cost related to the new pay day loan stores. The increase in staff was necessary to maintain a high level of customer service as sales increased and the opening of three pay day loan stores. The increase in advertising was necessary in order to attract new customers in our local markets. Depreciation and amortization decreased by $9,353 during 2006 due to certain assets becoming fully depreciated.

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


Liquidity and Capital Resources

Management of the Company  expects capital  expenditures to total  approximately
$50,000 during the next twelve months. It is anticipated that these expenditures will be funded from working capital and its credit facility. As of June 30, 2006 there were no commitments outstanding for capital expenditures.

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

  Contractual Cash Obligations                                            Payments due by year end
------------------------------                   ---------------------------------------------------------------------------
                                       Total        2006         2007         2008         2009         2010      Thereafter
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Notes payable                       $  194,183      194,183         --           --           --           --           --
Long-term debt and capital leases    3,984,074      148,074    3,118,904   $  381,654   $   74,677   $   70,580   $  190,185
Federal income taxes                   154,898      154,898         --           --           --           --           --
Operating leases                       396,907       85,296      137,418      100,994       54,899       18,300         --
                                    ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                    $4,730,062   $  582,451   $3,256,322   $  482,648   $  129,576   $   88,880   $  190,185
                                    ==========   ==========   ==========   ==========   ==========   ==========   ==========


In addition, the Company estimates that it will pay approximately $ 290,000 in interest during the next twelve months.

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


PART II- OTHER INFORMATION

Item 4. Submission of Matters to a vote of Security Holders

The Company's annual meeting of stockholders was held on June 27, 2006. The purpose of the meeting was the election of directors and approval of the 2006 equity incentive plan.

The following is a tabulation of voting at the meeting:

For election of directors
:                                                            Against or
                                      For        Withheld    Abstentions
                                ----------------------------------------
L.S. Smith                         4,683,403         300           0
William Oyster                     4,700,862      20,859           0
William Cordeiro                   4,700,929      20,792           0
Craig Alan-Lee                     4,700,929      20,792           0
Paul Hagen                         4,700,929      20,792           0

For the approval of the 2006
  Equity incentive plan            4,394,954      39,055       3,266

Item 5. Other Information

On July 17, 2006 the Company announced that it had executed a definitive agreement to acquire all of the issued and outstanding stock of Superior
Galleries, Inc. in a transaction valued at $ 14,000,000. For additional information regarding this transaction reference is made to the Company's Form 8-K filed on July 17, 2006.




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



DGSE Companies, Inc.


By:      /s/ L. S. Smith                    Dated: August 10, 2006
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:      /s/ L. S. Smith                    Dated: August 10, 2006
         -------------------------
         L. S. Smith
         Chairman of the Board,
         Chief Executive Officer and
         Secretary


By:      /s/ W. H. Oyster                   Dated: August 10, 2006
         -------------------------
         W. H. Oyster
         Director, President and
         Chief Operating Officer


By:      /s/ John Benson                    Dated: August 10, 2006
         -------------------------
         John Benson
         Chief Financial Officer
         (Principal Accounting Officer)