Form 10-Q
period 2006-09-30
DGSE COMPANIES INC
filed 2006-10-27
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

                         Commission File Number 1-11048

                              DGSE Companies, Inc.
             (Exact name of registrant as specified in its charter)

            Nevada                                               88-0097334
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                                2817 Forest Lane
                               Dallas, Texas 75234
                                 (972) 848-3662
                   (Address, including zip code, and telephone
                  number, including area code, of registrant's
                          principal executive offices)

                                      NONE
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 2006:

                Class                                    Outstanding
--------------------------------------    --------------------------------------
Common stock, $.01 par value per share                    4,913,290

                                TABLE OF CONTENTS
                                -----------------


PART I.   FINANCIAL INFORMATION                                         Page No.
          ---------------------                                         --------

Item 1.   Consolidated Financial Statements.
------
          Consolidated Balance Sheets as of September 30, 2006 and
              December 31, 2005                                                1

          Consolidated Statements of Operations for the three months           2
              ended September 30, 2006 and 2005

          Consolidated Statements of Operations for the nine months            3
              ended September 30, 2006 and 2005

          Consolidated Statements of Cash Flows for the nine months            4
              ended September 30, 2006 and 2005

          Notes to Consolidated Financial Statements                           5

Item 2.   Management's Discussion and Analysis of Financial Condition          9
------
              and Results of Operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.         11
------

Item 4.   Controls and Procedures.                                            12
------

PART II.  OTHER INFORMATION
          -----------------

Item 3.   Legal Proceedings.                                                  12
------

Item 5.   Other Information.                                                  12
------

Item 6.   Exhibits.                                                           12
------

SIGNATURES


                      DGSE Companies, Inc. and Subsidiaries

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,    December 31,
                                                                                    2006             2005
                                                                               -------------    -------------
                                                                                 Unaudited

                                     ASSETS
Current Assets:
    Cash and cash equivalents ..............................................   $     217,282    $   1,042,834
    Trade receivables ......................................................         947,897          688,810
    Inventories ............................................................       8,451,224        7,570,120
    Prepaid expenses .......................................................         208,356          215,560
                                                                               -------------    -------------
                Total current assets .......................................       9,824,759        9,517,324

Marketable securities - available for sale .................................          74,929           65,444
Property and equipment, net ................................................       1,026,838        1,121,662
Deferred income taxes ......................................................            --                779
Goodwill ...................................................................         837,117          837,117
Other assets ...............................................................         632,662          287,790
                                                                               -------------    -------------
                                                                               $  12,396,305    $  11,830,116
                                                                               =============    =============

                                   LIABILITIES
Current Liabilities:
    Notes payable ..........................................................   $     194,183    $     594,183
    Current maturities of long-term debt ...................................         259,273          259,152
    Accounts payable - trade ...............................................         326,834          789,724
    Accrued expenses .......................................................         419,757          580,823
    Customer deposits ......................................................         382,346          206,320
    Federal income taxes payable ...........................................         210,584           13,920
                                                                               -------------    -------------
                 Total current liablilites .................................       1,792,977        2,444,122

Long-term debt, less current maturities ....................................       3,996,128        3,314,886
Deferred income taxes ......................................................           2,446             --
                                                                               -------------    -------------
                                                                                   5,791,551        5,759,008

                              STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 10,000,000 shares authorized; 4,913,290 shares issued and outstanding at the end of each
   period in 2006 and 2005 .................................................          49,133           49,133
Additional paid-in capital .................................................       5,708,760        5,708,760
Accumulated other comprehensive loss........................................        (120,992)        (127,252)
Retained earnings ..........................................................         967,853          440,467
                                                                               -------------    -------------
                                                                                   6,604,754        6,071,108
                                                                               -------------    -------------

                                                                               $  12,396,305    $  11,830,116
                                                                               =============    =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements


                      DGSE Companies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Three months ended September 30,
                                                   --------------------------------
                                                        2006              2005
                                                   --------------    --------------
                                                               Unaudited
Revenue
     Sales .....................................   $    9,497,528    $    7,129,321
     Consumer loan service charges .............          111,422            85,536
                                                   --------------    --------------
                                                        9,608,950         7,214,857

Costs and expenses
    Cost of goods sold .........................        8,085,866         5,837,846
    Selling, general and administrative expenses        1,251,108         1,124,435
    Depreciation and amortization ..............           29,548            46,219
                                                   --------------    --------------
                                                        9,366,522         7,008,500

        Operating income .......................          242,428           206,357
                                                   --------------    --------------

Other (income) expense
    Other income ...............................             --              (3,895)
    Interest expense ...........................           78,646            71,533
                                                   --------------    --------------

        Earnings before income taxes ...........          163,782           138,719

Income tax expense .............................           55,686            47,165
                                                   --------------    --------------

        Net earnings ...........................   $      108,096    $       91,554
                                                   ==============    ==============

Earnings per common share - basic and diluted ..   $         0.02    $         0.02
                                                   ==============    ==============

Weighted average number of common shares:
     Basic .....................................        4,913,290         4,913,290
     Diluted ...................................        5,056,133         5,040,148












                 The accompanying notes are an integral part of
                     these consolidated financial statements


                      DGSE Companies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Nine months ended September 30,
                                                   -------------------------------
                                                        2006             2005
                                                   --------------   --------------
                                                              Unaudited
Revenue
     Sales .....................................   $   31,570,446   $   20,475,598
     Consumer loan service charges .............          305,554          257,481
                                                   --------------   --------------
                                                       31,876,000       20,733,079

Costs and expenses
    Cost of goods sold .........................       27,014,402       16,608,461
    Selling, general and administrative expenses        3,724,797        3,288,686
    Depreciation and amortization ..............          108,563          138,090
                                                   --------------   --------------
                                                       30,847,762       20,035,237

        Operating income .......................        1,028,238          697,842
                                                   --------------   --------------

Other (income) expense
    Other income ...............................             --             (3,895)
    Interest expense ...........................          229,227          214,696
                                                   --------------   --------------

        Earnings before income taxes ...........          799,011          487,041

Income tax expense .............................          271,664          165,594
                                                   --------------   --------------

        Net earnings ...........................   $      527,347   $      321,447
                                                   ==============   ==============

Earnings per common share - basic and diluted ..   $         0.11   $         0.06
                                                   ==============   ==============

Weighted average number of common shares:
     Basic .....................................        4,913,290        4,913,290
     Diluted ...................................        4,989,065        5,059,709












                 The accompanying notes are an integral part of
                    these consolidated financial statements


                      DGSE COMPANIES, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine months ended September 30,
                                                                  -------------------------------
                                                                       2006              2005
                                                                  -------------     -------------
                                                                             Unaudited
Cash flows from operating activities

 Net earnings .................................................   $     527,347     $     321,447
 Adjustments to reconcile net earnings to net cash provided
       by operating activities
      Depreciation and amortization ...........................         108,563           138,090
      Realized gain on sale of marketable securities ..........            --              (3,895)
 (Increase) decrease in operating assets and liabilities
      Trade receivables .......................................        (197,173)           52,935
      Inventories .............................................        (881,104)         (594,535)
      Prepaid expenses and other current assets ...............           7,204          (133,001)
      Accounts payable and accrued expenses ...................        (623,956)         (575,112)
      Customer deposits .......................................         176,026           105,548
      Federal income taxes payable ............................         196,664           (66,258)
      Other assets ............................................        (344,872)           27,111
                                                                  -------------     -------------
        Net cash used in operating activities .................      (1,031,301)         (727,670)

Cash flows from investing activities

      Pawn loans made .........................................        (387,966)         (469,839)
      Pawn loans repaid .......................................         319,203           338,069
      Recovery of pawn loan principal through sale of forfeited
       collateral .............................................          67,503           220,356
      Pay day loans made ......................................        (207,428)         (100,871)
      Pay day loans repaid ....................................         146,813            64,270
      Purchase of property and equipment ......................         (13,739)         (210,709)
      Proceeds from sale of marketable securities .............            --               4,277
                                                                  -------------     -------------
        Net cash used in investing activities .................         (75,614)         (154,447)

Cash flows from financing activities

   Proceeds from notes issued .................................         840,000         3,481,365
   Repayments of notes payable ................................        (558,637)       (2,603,519)
                                                                  -------------     -------------
            Net cash provided by financing activities .........         281,363           877,846


        NET DECREASE IN CASH AND CASH EQUIVALENTS .............        (825,552)           (4,271)
Cash and cash equivalents at beginning of period ..............       1,042,834           314,897

                                                                  -------------     -------------
Cash and cash equivalents at end of period ....................   $     217,282     $     310,626
                                                                  =============     =============

Supplemental disclosures:

Interest paid for the nine months ended September 30, 2006 and 2005 was $229,227 and $214,696, respectively. Income taxes paid for the nine months ended September 30, 2006 and 2005 was $75,000 and $225,000, respectively. Pawn loans forfeited and transferred to inventory amounted to $67,503 and $220,356, respectively, for the nine months ended September 30, 2006 and 2005.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                      DGSE COMPANIES, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation.

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

     The interim  financial  statements of DGSE Companies,  Inc. included herein have been  prepared  by us  pursuant  to the rules and  regulations  of the
     Securities  and  Exchange  Commission.  Certain  information  and  footnote
     disclosures   normally  included  in  financial   statements   prepared  in
     accordance  with  accounting  principles  generally  accepted in the United
     States  of  America  have  been  condensed  or  omitted   pursuant  to  the
     Commission's   rules  and   regulations,   although  we  believe  that  the
     disclosures are adequate to make the information  presented not misleading.
     We suggest that these financial  statements be read in conjunction with the financial  statements  and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, and our Quarterly report on Form 10-Q for the three months ended March 31, 2006 and our Quarterly  report on Form
     10-Q  for  the  six  months  ended  June  30,  2006.  In our  opinion,  the
     accompanying   unaudited   interim   financial   statements   contain   all
     adjustments,  consisting  only  of  those  of a  normal  recurring  nature, necessary to present  fairly its results of  operations  and cash flows for the periods presented.  The results of operations for the periods presented are not  necessarily  indicative of the results to be expected for the full year. Certain  reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

(2)  Trade Receivables

     Pawn loans receivable in the amount of $112,042 and $142,611 as of September 30, 2006 and 2005, respectively, are included in the Consolidated
     Balance Sheets caption trade receivables. The related pawn service charges receivable in the amount of $37,509 and $50,433 as of September 30, 2006 and 2005, respectively, are also included in the Consolidated Balance
     Sheets caption trade receivables. Pay day loans receivable in the amount of $77,273 as of September 30, 2006 and $27,614 as of September 30, 2005, respectively, are also included in the Consolidated Balance Sheets caption trade receivables.

(3)  Earnings per share.

     A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the periods ended September
     30, 2006 and 2005 is as follows:

                                                          2006                                         2005
                                             Nine months ended September 30,              Nine months ended September 30,
                                       Net Earnings      Shares       Per share     Net Earnings      Shares       Per share
                                       ------------   ------------   ------------   ------------   ------------   ------------
Basic earnings per common share.....   $    527,347      4,913,290   $       0.11        321,447      4,913,290   $       0.06

Effect of dilutive stock options....           --           75,775           --             --          146,419           --
                                       ------------   ------------   ------------   ------------   ------------   ------------

Diluted earnings per common share...   $    527,347      4,989,065   $       0.11        321,447      5,059,709   $       0.06
                                       ============   ============   ============   ============   ============   ============

                                                          2006                                         2005
                                            Three months ended September 30,             Three months ended September 30,
                                       Net Earnings      Shares       Per share     Net Earnings      Shares       Per share
                                       ------------   ------------   ------------   ------------   ------------   ------------

Basic earnings per common share.....        108,096      4,913,290   $       0.02         91,554      4,913,290   $       0.02

Effect of dilutive stock options....           --          142,843           --             --          126,858           --
                                       ------------   ------------   ------------   ------------   ------------   ------------

Diluted earnings per common share...        108,096      5,056,133   $       0.02         91,554      5,040,148   $       0.02
                                       ============   ============   ============   ============   ============   ============


                      DGSE COMPANIES, Inc. and Subsidiaries

(4)  Business segment information.

     Management  identifies  reportable  segments by product or service offered.
     Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations. Our operations by segment for the nine months ended September
     30 were as follows:

     (In thousands)                     Retail        Wholesale                       Rare         Corporate
                                        Jewelry        Jewelry        Bullion         Coins        and Other     Consolidated
                                     ------------   ------------   ------------   ------------   ------------    ------------
     Revenues
       2006                          $     10,885   $      3,775   $     13,117   $      3,659   $        440    $     31,876
       2005                                 9,790          2,962          5,536          1,895            550          20,733

     Net income (loss)
       2006                                   171            113            181            204           (142)            527
       2005                                   204            144             27            145           (199)            321

     Identifiable assets
       2006                                 9,102          1,987            300            266            741          12,396
       2005                                 8,041          1,742            236            145            810          10,974

     Capital Expenditures
       2006                                   137             --             --             --             --             137
       2005                                   169             --             --             --             42             211

     Depreciation and amortization
       2006                                    67             --             --             --             42             109
       2005                                    85             16             --             --             37             138


     Our operations by segment for the three months ended September 30 were as follows:

     (In thousands)                     Retail        Wholesale                       Rare         Corporate
                                        Jewelry        Jewelry        Bullion         Coins        and Other     Consolidated
                                     ------------   ------------   ------------   ------------   ------------    ------------
     Revenues
       2006                          $      3,325   $      1,472   $      3,526   $      1,141   $        145    $      9,609
       2005                                 3,362          1,015          1,964            732            142           7,215


     Net income (loss)
       2006                                    18             56             31             38            (35)            108
       2005                                    44             45             12             58            (68)             91

     Identifiable assets
       2006                                 8,633          1,944            172            372            694          11,815
       2005                                 8,041          1,742            236            145            810          10,974


     Capital Expenditures
       2006                                   132             --             --             --             --             132
       2005                                    18             --             --             --             26              44

     Depreciation and amortization
       2006                                    19             --             --             --             11              30
       2005                                    29              5             --             --             12              46


                      DGSE COMPANIES, Inc. and Subsidiaries

(5)  Other Comprehensive income.

     Other comprehensive income is as follows:

                                                  Before Tax     Tax (Expense)      Net-of-Tax
                                                    Amount          Benefit           Amount
                                                -------------    -------------    -------------
     Other comprehensive loss at
       December 31, 2005 ....................   $    (162,071)   $      34,819    $    (127,252)
     Unrealized gains during the period ended
       March 31, 2006 .......................           4,385           (1,491)           2,894
                                                -------------    -------------    -------------
     Other comprehensive loss at
       March  31, 2006 ......................        (157,686)          33,328         (124,358)
     Unrealized gains during the period ended
        June 30, and September 30, 2006 .....           5,100           (1,734)           3,366
                                                -------------    -------------    -------------
     Other comprehensive loss at
       September 30, 2006 ...................   $    (152,586)   $      31,594    $    (120,992)
                                                =============    =============    =============

(6)  Stock-based Compensation.

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

     We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provision of SFAS No.
     123. Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the first nine months of 2006 was $0, relating to employee and director stock options and our employee stock purchase plan. Stock-based compensation expense under the provision of APB No. 25 for the nine months of 2006 was insignificant.

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

     On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards", which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As all options outstanding have vested prior to December 31, 2005, we have not recorded the tax effects of employee stock-based compensation and have made no adjustments to the APIC pool.


                      DGSE COMPANIES, Inc. and Subsidiaries

     Prior to the adoption of SFAS No. 123(R) tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS
     No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, we have not reported these excess tax benefits as of September 30, 2006.

     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for all share based payment awards to employees and directors including employee stock options granted under our employee stock option plan. As all options outstanding have vested prior to December 31, 2005, no stock based compensation expense has been recorded as of September
     30, 2006.

     The following table presents the effect on net income and net income per share compared with pro forma information as if we had adopted SFAS No. 123 for the periods ended September 30,

                                                                   Three Months Ended September 30,
                                                                        2006              2005
                                                                   --------------    --------------
     Net earnings as reported ..................................   $      108,096    $       91,554
     Less stock-based compensation under the fair value method .             --                --
                                                                   --------------    --------------
     Pro forma net earnings ....................................   $      108,096    $       91,554

     Earnings per share:
        Basic and diluted earnings per common share, as reported   $         0.02    $         0.02
        Basic and diluted earnings per common share, pro forma .   $         0.02    $         0.02

                                                                   Nine Months Ended September 30,
                                                                        2006              2005
                                                                   --------------    --------------

     Net earnings as reported ..................................   $      527,347    $      321,447
     Less stock-based compensation under the fair value method .             --                --
                                                                   --------------    --------------
     Pro forma net earnings ....................................   $      527,347    $      321,447

     Earnings per share:
        Basic and diluted earnings per common share, as reported   $         0.11    $         0.06
        Basic and diluted earnings per common share, pro forma .   $         0.11    $         0.06

(7)  New Accounting Pronouncements

     On July 13, 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity's financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements under FIN 48 and the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements, statement of cash flows or earnings per share.

     In September 2006, the FASB issued SFAS 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

(8)  Recent Developments

     On July 17, 2006, we announced that we had executed a definitive agreement to acquire all of the issued and outstanding stock of Superior Galleries, Inc. in a transaction valued at $ 14,000,000. For additional information regarding this transaction reference is made to our Form 8-K filed on July 17, 2006. As of September 30, 2006 we have incurred $265,000 in legal and other cost related to this acquisition. This cost is included in the balance sheet caption "Other assets". In the event this transaction does not close, this and any additional cost incurred related to this transaction will be expensed and charged against operating results during the period in which the transaction is terminated.

                      DGSE COMPANIES, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "would," "expect," "intend," "could," "estimate," "should," "anticipate" or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

o uncertainties regarding price fluctuations in the price of gold and other precious metals;

o    our ability to manage inventory fluctuations and sales;

o changes in governmental rules and regulations applicable to the specialty financial services industry;

o    the results of any unfavorable litigation;

o    interest rates;

o economic pressures affecting the disposable income available to our customers;

o    our ability to maintain an effective system of internal controls;

o    the other risks detailed from time to time in our SEC reports.

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2005. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Our Business

We sell jewelry, bullion products and rare coins to both retail and wholesale customers throughout the United States and makes collateralized loans to individuals. Our products are marketed through our facilities in Dallas and Carrollton, Texas and Mt. Pleasant, South Carolina and through our internet web sites dgse.com; USBullionExchange.com; and, FairchildWatches.com.

We operate three internet sites on the World Wide Web. Through dgse.com we operate a virtual store and a real-time auction of our jewelry products. We and our customers buy and sell items of jewelry and are free to set their own prices in an interactive market. We also offer customers the key unlimited trading power to buy and sell precious metal assets. Customers have access to our competitive two-way markets in all of the most popularly traded precious metal products as well as current quotations for precious metals prices on our internet site USBullionExchange.com. FairchildWatches.com provides wholesale customers a virtual catalog of our fine watch inventory. Over 7,500 items are available for sale on our internet sites including $10,000,000 in diamonds.

Our wholly-owned subsidiary, National Jewelry Exchange, Inc. ("NJE") operates a pawn shop in Carrollton, Texas. We have focused the operations of NJE on sales and pawn loans of jewelry products.

In January 2005 we began offering unsecured payday loans through our wholly owned subsidiary American Pay Day Centers, Inc. which operates three locations in New Mexico.

Recent Developments

On July 17, 2006, we announced that we had executed a definitive agreement to acquire all of the issued and outstanding stock of Superior Galleries, Inc. in a transaction valued at $ 14,000,000. For additional information regarding this transaction reference is made to our Form 8-K filed on July 17, 2006. As of September 30, 2006 we have incurred $265,000 in legal and other cost related to this acquisition. This cost is included in the balance sheet caption "Other assets". In the event this transaction does not close, this and any additional cost incurred related to this transaction will be expensed and charged against operating results during the period in which the transaction is terminated.

                      DGSE COMPANIES, Inc. and Subsidiaries

Significant Accounting Policies

Inventory.  Jewelry  and other  inventory  is valued at  lower-of-cost-or-market
(specific     identification).     Bullion     inventory     is     valued    at
lower-of-cost-or-market (average cost).

Accounts Receivable. We record trade receivables when revenue is recognized. No product has been consigned to customers. Our allowance for doubtful accounts is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms.

Revenue Recognition. Sales revenue consists of direct sales to customers for jewelry, rare coins and bullion. Sales are recognized when title and risk of loss have passed to the customer, which is generally at the point-of-sale. Provisions for discounts and rebates to customers and returns, bad debts, and other adjustments are provided in the period the related sales are recorded.

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

Results of Operations

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Sales increased by $11,094,848, or 54.2%, during the nine months ended September 30, 2006 as compared to 2005. This increase was primarily the result of a $7,581,000, or 136.9%, increase in bullion sales, a $1,095,000, or 11.2%, increase in retail jewelry sales, a $813,000, or 27.4%, increase in wholesale jewelry sales and a $1,764,000, or 93.1%, increase in the sale of rare coin products. The increase in both retail and wholesale jewelry sales were due to higher gold prices and improved activity from our customers. The increase in rare coin and bullion sales were the result of an increase in gold prices, increased volatility in the bullion market and the Company's increased focus on these segments of our business. Consumer loan service fees increased $48,073, or 18.7%, in 2006 due to an increase in pay day loans outstanding during the period. Cost of goods as a percentage of sales increased from 81.1% in 2005 to
85.6 % in 2006. This increase was due to the increase in rare coin and bullion revenue as a percentage of total sales.

Selling, general and administrative expenses increased by $436,111, or 13.3%, during the nine months ended September 30, 2006 as compared to 2005. This increase was primarily due to an increase in staff and payroll related cost of $256,000, higher advertising cost of $105,000 and $75,000 in cost related to the new pay day loan stores. The increase in staff was necessary to maintain a high level of customer service as sales increased and the opening of three pay day loan stores. The increase in advertising was necessary in order to attract new customers in our local markets. Depreciation and amortization decreased by $29,527, or 21.4%, during 2006 due to certain assets becoming fully depreciated.

Income taxes are provided at the corporate rate of 34% for both 2006 and 2005.

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Sales increased by $2,368,207, or 33.2%, during the three months ended September 30, 2006 as compared to 2005. This increase was primarily the result of a $1,563,000, or 79.5%, increase in bullion sales, a $457,000, or 45.0%, increase in wholesale jewelry sales and a $409,000, or 55.9%, increase in the sale of rare coin products during the three months ended September 30, 2006 as compared to 2005. The overall increase in jewelry sales was due to higher gold prices and improved activity from our customers. The increase in rare coin and bullion sales were the result of an increase in gold prices, increased volatility in the bullion market and the Company's increased focus on these segments of our business. Consumer loan service fees increased $25,886, or 30.3%, in 2006 due to an increase in pay day loans outstanding during the period. Cost of goods as a percentage of sales increased from 81.9% in 2005 to 85.1% in 2006. This increase was due to the increase in rare coin and bullion revenue as a percentage of total sales.

Selling, general and administrative expenses increased by $126,673, or 11.3%, during the three months ended September 30, 2006 as compared to 2005. This increase was primarily due to an increase in staff and payroll related cost of $42,000, higher advertising cost of $42,000 and $13,000 in cost related to the new pay day loan stores. The increase in staff was necessary to maintain a high level of customer service as sales increased and the opening of three pay day loan stores. The increase in advertising was necessary in order to attract new


                      DGSE COMPANIES, Inc. and Subsidiaries

customers in our local markets. Depreciation and amortization decreased by $16,671, or 36.1%, during the three months ended September 30, 2006 as compared to 2005, due to certain assets becoming fully depreciated.

Income taxes are provided at the corporate rate of 34% for both 2006 and 2005.

Historically, changes in the market prices of precious metals have had a significant impact on both revenues and cost of sales in the rare coin and precious metals segments in which we operate. It is expected that due to the commodity nature of these products, future price changes for precious metals will continue to be indicative of our performance in these business segments.
Changes in sales and cost of sales in the retail and wholesale jewelry segments are primarily influenced by the national economic environment. It is expected that this trend will continue in the future due to the nature of these product.

Liquidity and Capital Resources

We expect capital expenditures to total approximately $100,000 during the next twelve months. It is anticipated that these expenditures will be funded from working capital and its credit facility. As of September 30, 2006 there were no commitments outstanding for capital expenditures.

In the event of significant growth in retail and or wholesale jewelry sales, the demand for additional working capital will expand due to a related need to stock additional jewelry inventory and increases in wholesale accounts receivable.
Historically, vendors have offered us extended payment terms to finance the need for jewelry inventory growth and our management believes that we will continue to do so in the future. Any significant increase in wholesale accounts receivable will be financed under our bank credit facility.

Our ability to finance our operations and working capital needs are dependent upon management's ability to negotiate extended terms or refinance its debt. We have historically renewed, extended or replaced short-term debt as it matures and management believes that we will be able to continue to do so in the near future.

From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management is of the opinion that if additional working capital is required, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted or a portion of our investments in marketable securities may be liquidated in order to meet unforeseen working capital requirements.

On July 17, 2006 we announced that we had executed a definitive agreement to acquire all of the issued and outstanding stock of Superior Galleries, Inc. in a transaction valued at $ 14,000,000. As of September 30, 2006 we have incurred
$265,000 in legal and other costs related to this acquisition. We expect to incur an additional $150,000 in legal and other costs related to this transaction before closing. For additional information on liquidity see our Form
8-K filed on July 17, 2006.

                                                            Payments due by period
Contractual Cash Obligations             Total         2006       2007 - 2008   2009 - 2010   Thereafter
----------------------------          -----------   -----------   -----------   -----------   -----------
  Notes payable ...................   $   194,183   $   194,183   $      --     $      --     $      --
  Long-term debt and capital leases     4,255,401        74,037     3,845,922       145,257       190,185
  Federal income taxes ............       210,584       210,584          --            --            --
  Operating Leases ................       354,259        42,648       238,412        73,199          --
                                      -----------   -----------   -----------   -----------   -----------
  Total ...........................   $ 5,014,427   $   521,452   $ 4,084,334   $   218,456   $   190,185

In addition, we estimate that we will pay approximately $320,000 in interest during the next twelve months.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and gold values. We are also exposed to regulatory risk in relation to its payday loans. We do not use derivative financial instruments.

                      DGSE COMPANIES, Inc. and Subsidiaries

Our earnings and financial position may be affected by changes in gold values and the resulting impact on pawn lending and jewelry sales. The proceeds of scrap sales and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated.

Item 4.   Controls and Procedures.

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

Changes in internal controls. For the quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 3.   Legal Proceedings

We are not a party to any material pending legal proceedings which are expected to have a material adverse effect on us and none of our property is the subject of any material pending legal proceedings.

Item 5.   Other Information.

On July 17, 2006, we announced that we executed a definitive agreement to acquire all of the issued and outstanding stock of Superior Galleries, Inc. in a transaction valued at $ 14,000,000. For additional information regarding this transaction reference is made in our Form 8-K filed on July 17, 2006.

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

DGSE Companies, Inc.


By: /s/ L. S. Smith                                 Dated: October 27, 2006
   -------------------------
   L. S. Smith
   Chairman of the Board,
   Chief Executive Officer and
   Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:/s/ L. S. Smith                                  Dated: October 27, 2006
   -------------------------
   L. S. Smith
   Chairman of the Board,
   Chief Executive Officer and
   Secretary


By:/s/ W. H. Oyster                                 Dated: October 27, 2006
   -------------------------
   W. H. Oyster
   Director, President and
   Chief Operating Officer


By:/s/ John Benson                                  Dated: October 27, 2006
   -------------------------
   John Benson
   Chief Financial Officer
   (Principal Accounting Officer)