Form 10-K
period 2006-12-31
DGSE COMPANIES INC
filed 2007-04-02
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-11048

DGSE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0097334 (I.R.S. Employer Identification No.)
2817 Forest Lane
Dallas, Texas 75234
972-484-3662
(Address, including zip code, and telephone
number, including area code, of registrant’s
principal executive offices)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐     NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
YES ☐     NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑     NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑

Aggregate market value of the 2,733,926 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System — National Market System on June 30, 2006	$6,534,083

Number of shares of Common Stock outstanding as of the close of business on March 27, 2007:	4,913,290
Documents incorporated by reference:
     Portions of the definitive proxy statement relating to the 2007 Annual Meeting of Stockholders of DGSE Companies, Inc. are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS.
Overview
     Unless the context indicates otherwise, references to “we,” “us” and “our” refers to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.
     We sell jewelry, bullion products and rare coins to both retail and wholesale customers throughout the United States and make collateralized loans to individuals. Our products are marketed through our facilities in Dallas and Carrollton, Texas and Mt. Pleasant, South Carolina and through our internet web sites dgse.com; USBullionExchange.com; and, FairchildWatches.com.
     We operate three internet sites on the World Wide Web. Through dgse.com we operate a virtual store and a real-time auction of our jewelry products. We and our customers buy and sell items of jewelry and are free to set prices in an interactive market. We also offer customers the key unlimited trading power to buy and sell precious metal assets. Customers have access to our competitive two-way markets in all of the most popularly traded precious metal products as well as current quotations for precious metals prices on our internet site USBullionExchange.com. FairchildWatches.com provides wholesale customers a virtual catalog of our fine watch inventory. Over 7,500 items are available for sale on our internet sites including $2,000,000 in diamonds.
     Our wholly-owned subsidiary, National Pawn, formerly Jewelry Exchange, Inc. (“NJE”), operates a pawn shop in Dallas, Texas. We have focused the operations of the pawn location on sales and pawn loans of jewelry products.
     In January 2005, we began offering unsecured payday loans through our wholly owned subsidiary American Pay Day Centers, Inc. which operates three locations in New Mexico.
     In July 2004, we sold the goodwill and trade name of Silverman Consultants, Inc. for $150,000 in cash and a non-interest bearing note with a discounted value of $203,100.
Products and Services
     Our jewelry operations include sales to both wholesale and retail customers. We sell finished jewelry, gem stones, and findings (gold jewelry components) and make custom jewelry to order. Jewelry inventory is readily available from wholesalers throughout the United States. In addition, we purchase inventory from pawn shops and individuals. Jewelry repair is also available to our customers in our Dallas, Texas and Mt. Pleasant, South Carolina locations.
     Our bullion and rare coin trading operations buy and sell all forms of precious metals products including United States and other government coins, medallions, art bars and trade unit bars.
     Bullion and rare coin products are purchased and sold based on current market price. The availability of precious metal products is a function of price as virtually all bullion items are actively traded. Precious metals sales amounted to 36.9% of total revenues for 2006, 30.0% in 2005 and 26.4% in 2004 (For further details, see Item 6 below).
     During December 2000 we opened a new jewelry super store located in Mt. Pleasant, South Carolina. The store operates through a wholly owned subsidiary, Charleston Gold and Diamond Exchange, Inc. (“CGDE”). CGDE operates in a leased facility located in Mt. Pleasant, South Carolina.
     We make pawn loans through our headquarter facility and through our National Jewelry Exchange, Inc. subsidiary. Pawn loans (“loans”) are made on the pledge of tangible personal property, primarily jewelry, for one month with an automatic sixty-day extension period (“loan term”). Pawn service charges are recorded on a constant yield basis over the loan term. If the loan is not repaid, the principal amount loaned plus accrued pawn service charges become the carrying value of the forfeited collateral and are transferred to inventory.

Products and Services (continued)
     In January 2005, we began offering unsecured payday loans through our wholly-owned subsidiary, American Pay Day Centers, Inc. Payday loans are made based on a limited review of several factors, including a customer’s employment and check-writing history, and generally are made for periods of less than 30 days, averaging about 14 days. The services charge for these loans ranges between $15 and $25 per $100 loaned. We currently operate three Mono-line payday loan stores in New Mexico.
     Our primary presence on the internet is through its website dgse.com. This web site serves as a corporate information site, a retail store where we sell our products and an auction site for jewelry and other products. The internet store functions as a CyberCashTM authorized site which allows customers to purchase products automatically and securely on line. Auctions close at least five times per week.
     Our internet activities also includes a web site, USBullionExchange.com, which allows customers unlimited access to current quotations for prices on approximately 200 precious metals, coins and other bullion related products. In March 2005 this web site was significantly expanded to allow customers to enter immediate real-time buy and sell orders in dozens of precious metal products. This newly redesigned functionality allows our customers to fix prices in real time and to manage their precious metals portfolios in a comprehensive way.
     We also offer wholesale customers a virtual catalog of our fine watch inventory through our web site Fairchildwatches.com.
     We did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 2006, 2005 or 2004.
Sales and Marketing
     All of our activities rely heavily on local television, radio and print media advertising. Marketing activities emphasize our broad and unusual array of products and services and the attractiveness of its pricing and service.
     We market our bullion and rare coin trading services through a combination of advertising in national coin publications, local print media, coin and bullion wire services and our internet web site. Trades are primarily with coin and bullion dealers on a “cash on confirmation” basis which is prevalent in the industry. Cash on confirmation means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals. Customer orders for bullion or rare coin trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer’s credit standing. Consequently, there was no significant backlog for bullion orders as of December 31, 2006, 2005 or 2004. Our backlogs for fabricated jewelry products were also not significant as of December 31, 2006, 2005 and 2004.
Seasonality
     The retail and wholesale jewelry business is seasonal. We realized 27.7%, 41.8% and 32.5% of our annual sales in the fourth quarters of 2006, 2005 and 2004, respectively.
     While our bullion and rare coin business is not seasonal, management believes it is directly impacted by the perception of inflation trends. Historically, anticipation of increases in the rate of inflation has resulted in higher levels of interest in precious metals as well as higher prices for such metals. Our other business activities are not seasonal.
Competition
     We operate in a highly competitive industry where competition is based on a combination of price, service and product quality. Our jewelry and consumer loan activities compete with numerous other retail jewelers and consumer lenders in Dallas, Texas and Mt. Pleasant, South Carolina and the surrounding areas.
     The bullion and rare coin industry in which we compete is dominated by substantially larger enterprises which wholesale bullion, rare coin and other precious metal products.
     We attempt to compete in all of our activities by offering high quality products and services at prices below that of our competitors and by maintaining a staff of highly qualified employees.
Employees
     As of December 31, 2006, we employed 50 individuals, all of whom were full time employees.
Available Information
     Our website is located at www.dgse.com. Through this website, we make available free of charge all of our Securities and Exchange Commission filings. In addition, a complete copy of our Code of Ethics is available through this website.

Proposed Acquisition of Superior Galleries, Inc.
          On January 6, 2007, we entered into an Amended and Restated Agreement and Plan of Merger and Reorganization, which we refer to as the merger agreement, with Superior Galleries, Inc., a Delaware corporation which we refer to as Superior, DGSE Merger Corp., a wholly-owned subsidiary of our company which we refer to as our merger subsidiary, and Stanford International Bank Ltd., the largest Superior stockholder which we refer to as SIBL, as stockholder agent. Subject to terms and conditions of the merger agreement, our company will issue approximately 3.6 million shares of our common stock to the Superior stockholders and Superior will become a wholly-owned subsidiary of DGSE. In addition, our company will assume a number of options (including options granted to Superior employees, officers and directors pursuant to Superior’s stock option plans) disclosed by Superior in connection with the merger. The consummation of the acquisition is subject to a number of conditions, including effectiveness of the registration statement on Form S-4, File No. 333-140890, which we filed with the SEC on February 26, 2007.
          Superior’s principal line of business is the sale of rare coins on a retail, wholesale, and auction basis. Superior’s retail and wholesale operations are conducted in virtually every state in the United States. Superior also provides auction services for customers seeking to sell their own coins. Superior markets its services nationwide through broadcasting and print media and independent sales agents, as well as on the Internet through third party websites such as eBay, Overstock.com and Amazon.com and through its own website at SGBH.com. Superior’s principal offices are located in Beverly Hills, California.
          In connection with the parties entering into the merger agreement, our merger subsidiary entered into a management agreement with Superior. Pursuant to this agreement, our merger subsidiary has been providing senior management to Superior on a part-time basis since January 6, 2007, and will continue to provide these services until the consummation of the merger or the earlier termination of the merger agreement. Pursuant to the management agreement, William H. Oyster, our chief operating officer, has been appointed interim chief executive officer of Superior; Scott Williamson, our executive vice president, has been appointed interim chief operating officer of Superior; and John Benson, our chief financial officer, has been appointed vice president, finance and interim chief financial officer of Superior. All three officers manage Superior part-time pursuant to the management agreement, while continuing to provide us services as part of our senior management. All three individuals also currently serve on the Superior board of directors.
          We expect the acquisition of Superior to close in the second quarter of our 2007 fiscal year. For additional information about the planned acquisition, please see our current report on Form 8-K filed with the SEC on January 9, 2007 and our related registration statement on Form S-4, File No. 333-140890, filed with the SEC on February 26, 2007.

ITEM 1A. RISK FACTORS.
     You should carefully consider the risks described below before making an investment decision. We believe these are all the material risks currently facing our business. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information included or incorporated by reference in this report, including our financial statements and related notes.
     Changes in customer demand for our products and services could result in a significant decrease in our revenues.
     Although our customer base commonly uses our products and services, our failure to meet changing demands of our customers could result in a significant decrease in our revenues.
     Changes in governmental rules and regulations applicable to the specialty financial services industry could have a negative impact on our lending activities.
     Our lending is subject to extensive regulation, supervision and licensing requirements under various federal, state and local laws, ordinances and regulations. New laws and regulations could be enacted that could have a negative impact on our lending activities.
     Fluctuations in our inventory turnover and sales.
          We regularly experience fluctuations in our inventory balances, inventory turnover and sales margins, yields on loan portfolios and pawn redemption rates. Changes in any of these factors could materially and adversely affect our profitability and ability to achieve our planned results.
     Changes in our liquidity and capital requirements could limit our ability to achieve our plans.
          We require continued access to capital, and a significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. Similarly, if actual costs to build new stores significantly exceed planned costs, this could materially restrict our ability to build new stores or to operate new stores profitably. Our credit agreement also limits the allowable amount of capital expenditures in any given fiscal year, which could limit our ability to build all planned new stores.
     Changes in competition from various sources could have a material adverse impact on our ability to achieve our plans.
          We encounter significant competition in connection with our retail and lending operations from other pawnshops, cash advance companies and other forms of financial institutions and other retailers, many of which have significantly greater financial resources than us. Significant increases in these competitive influences could adversely affect our operations through a decrease in the number or quality of payday loans and pawn loans or our ability to liquidate forfeited collateral at acceptable margins.
     Our earnings could be negatively impacted by an unfavorable outcome of litigation, regulatory actions or labor and employment matters.
     A failure in our information systems could prevent us from effectively managing and controlling our business or serving our customers.
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
     A failure of our internal controls and disclosure controls and procedures, or our inability to timely comply with the requirements of sections 404 of the Sarbanes-Oxley Act could have a material adverse impact on us and our investors’ confidence in our reported financial information.
          Effective internal controls and disclosure controls and processes are necessary for us to provide reliable financial reports and to detect and prevent fraud. We are currently performing the system and process evaluation required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This evaluation may conclude that enhancements, modifications or changes to our controls are necessary. Completing this evaluation, performing testing and implementing any required remedial changes will require significant expenditures and management attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of these on our operations. We cannot be certain that significant deficiencies or material weaknesses will not be identified, or that remediation efforts will be timely to allow us to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in our reported financial information.

     Changes in general economic conditions could negatively affect loan performance and demand for our products and services.
          A sustained deterioration in the economic environment could adversely affect our operations by reducing consumer demand for previously owned merchandise.
     Interest rate fluctuations could increase the company’s interest expense.
          Although the weakness in the U.S. economy over the past several quarters has resulted in relatively low bank interest rates, a significant economic recovery could result in a substantial rise in interest rates that would, in turn, increase our cost of borrowing.
     We face other risks discussed under qualitative and quantitative disclosures about market risk in Item 7A of this Form 10-K.
Risks Related to the Acquisition of Superior Galleries, Inc.
     If we fail to effectively integrate our operations with Superior, the combined company may not realize the potential benefits of the combination.
     The integration of our company and Superior will be a time-consuming and expensive process and may disrupt the combined company’s operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, the combined company’s results of operations could be harmed, employee morale could decline, key employees could leave, customers could choose not to place new orders and the combined company could have difficulty complying with regulatory requirements. In addition, the combined company may not achieve anticipated synergies or other benefits of the combination. Following the combination, our company and Superior must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. The combined company may encounter the following difficulties, costs and delays involved in integrating operations:
•	failure to manage relationships with customers and other important constituents successfully;

•	failure of customers to accept new services or to continue using the products and services of the combined company;

•	difficulties in successfully integrating our management teams and employees with Superior’s;

•	challenges encountered in managing larger, more geographically dispersed operations;

•	the loss of key employees;

•	diversion of the attention of management from other ongoing business concerns;

•	potential incompatibilities of technologies and systems;

•	potential difficulties integrating and harmonizing financial reporting systems; and

•	potential incompatibility of business cultures.
     If the combined company’s operations after the combination do not meet the expectations of our or Superior’s existing customers, then these customers may cease doing business with the combined company altogether, which would harm the results of operations and financial condition of the combined company.
     If the anticipated benefits of the combination are not realized or do not meet the expectations of financial or industry analysts, the market price of our common stock may decline after the combination. The market price of our common stock may decline as a result of the combination if:
•	the integration of our company and Superior is unsuccessful;

•	the combined company does not achieve the expected benefits of the combination as quickly as anticipated or the costs of or operational difficulties arising from the combination are greater than anticipated;

•	the combined company’s financial results after the combination are not consistent with the expectations of financial or industry analysts;

•	the anticipated operating and product synergies of the combination are not realized; or

•	the combined company experiences the loss of significant customers or employees as a result of the combination.
     Failure to complete the combination could adversely affect the future business and operations of our company as well as the market price of our common stock.

     The combination is subject to the satisfaction or waiver of numerous closing conditions, including the approval of the merger and reorganization by both Superior and DGSE stockholders, and may not be successfully completed. In the event that the combination is not completed, we may be subject to a number of risks, including:
•	The price of our common stock may decline to the extent that the current market price of the respective companies’ common stock reflects a market assumption that the combination will be completed.

•	We could suffer the loss of customers, revenues and employees due to uncertainties resulting from the uncompleted combination.

•	Our costs related to the proposed combination, such as legal, accounting and advisory fees, must be paid even if the combination is not completed, and these costs would reduce our reported earnings or increase our reported loss, for the period when it was determined that the combination would not be consummated.
     Completion of the combination may result in our common stock being delisted from the Nasdaq Capital Market.
     The completion of the combination may result in our stock being delisted from the Nasdaq Capital Market. Under Nasdaq Marketplace Rule 4340(a), an issuer must apply for initial inclusion following a transaction in which the issuer combines with a non-Nasdaq entity if the combination results in a change of control of the issuer and potentially allows the non-Nasdaq entity to obtain a Nasdaq listing. Superior is a non-Nasdaq entity and we do not currently, and may not at the time of the acquisition, satisfy the initial listing requirements of the Nasdaq Capital Market. Accordingly, if Nasdaq determines that the acquisition will result in a “change of control” of our company for purposes of its Rule 4340(a), Nasdaq may initiate proceedings to delist our common stock from the Nasdaq Capital Market. In this case, we may seek to be listed on the American Stock Exchange, though we do not currently, and there can be no assurances that we will at the time of the combination, satisfy the initial listing requirements of the American Stock Exchange.
     Completion of the combination may result in dilution of future earnings per share to our stockholders.
     The completion of the combination may not result in improved earnings per share of our common stock or a financial condition superior to that which would have been achieved by our company on a stand-alone basis. The combination could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. In this event, the combination could result in a reduction of earnings per share as compared to the earnings per share that would have been achieved by us if the combination had not occurred.
     The costs associated with the combination are difficult to estimate, may be higher than expected and may harm the financial results of the combined company.
     We estimate that we and Superior will each incur direct transaction costs of approximately $400,000 associated with the planned acquisition, and additional costs associated with consolidation and integration of operations, which cannot be estimated accurately at this time. If the total costs of the combination exceed estimates or the benefits of the combination do not exceed the total costs of the combination, the financial results of the combined company could be adversely affected.
     Our and Superior’s businesses could suffer due to the announcement and closing of the combination.
     The announcement and closing of the combination may have a negative impact on our or Superior’s ability to sell our respective products and services, attract and retain key management, technical, sales or other personnel, maintain and attract new customers and maintain strategic relationships with third parties. For example, we and Superior may experience deferral, cancellations or a decline in the size or rate of orders for our respective products or services or a deterioration in our respective customer or business partner relationships. Any such events could harm the operating results and financial condition of the combined company following the acquisition.
Risks Related to the Combined Company After the Combination
     To facilitate a reading of the risks that we believe will apply to us and Superior as a combined company following completion of the combination, in referring to “we”, “us” and other first person declarations in these risk factors, we are referring to the combined company as it would exist following the combination.
     Superior has a history of losses and may incur future losses.
     Superior recorded a net loss of $2,489,000 for its fiscal year ended June 30, 2006 and a net loss of $616,000 for its fiscal year ended June 30, 2005. Superior recorded net income of $552,000 for its fiscal year ended June 30, 2004 and has incurred losses in prior fiscal years since July 1999. We cannot be certain that following the combination, Superior will become profitable as our subsidiary. If Superior does not become profitable and sustain profitability, the market price of our common stock may decline.

     The voting power in our company is substantially controlled by a small number of stockholders, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to our stockholders.
     Upon consummation of the acquisition, Stanford International Bank Ltd., which we refer to as SIBL, and Dr. L.S. Smith, our chairman and chief executive officer, will collectively have the power to vote approximately 58% of our voting securities, and beneficially own approximately 57% of our voting securities on a fully-diluted basis. Consequently, these two stockholders may have sufficient voting power to control the outcome of virtually all corporate matters submitted to the vote of our common stockholders. Those matters could include the election of directors, changes in the size and composition of the board of directors, mergers and other business combinations involving our company, or the liquidation of our company. In addition, we expect to enter into a corporate governance agreement with SIBL and Dr. Smith in connection with the acquisition, which entitles SIBL and Dr. Smith to each nominate two “independent” directors to the DGSE board and entitles Dr. Smith and William H. Oyster, our president and chief operating officer, to be nominated to the DGSE board for so long as each remains an executive officer of DGSE. Through this control of company nominations to our board of directors and through their voting power, SIBL and Dr. Smith would be able to exercise substantial control over certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and our acquisition or disposition of assets. Also, the concentration of voting power in the hands of SIBL and Dr. Smith could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our other stockholders, and may adversely affect the market price of our common stock.
     We could be subject to sales taxes, interest and penalties on interstate sales for which we have not collected taxes.
     Superior has not collected California sales tax on mail-order sales to out-of-state customers, nor has it collected use tax on its interstate mail order sales. We believe that Superior’s sales to interstate customers are generally tax-exempt due to varying state exemptions relative to the definitions of being engaged in business in particular states and the lack of current Internet taxation. While Superior has not been contacted by any state authorities seeking to enforce sales or use tax regulations, we cannot assure you that Superior will not be contacted by authorities in the future with inquiries concerning its compliance with current statutes, nor can we assure you that future statutes will not be enacted that affect the sales and use tax aspects of our business.
     We may incur losses as a result of accumulating inventory.
     In addition to auctioning rare coins on consignment, a substantial portion of the rare coins that Superior sells comes from its own inventory. Superior purchases these rare coins from dealers and collectors and assumes the inventory and price risks of these items until they are sold. If Superior is unable to resell the rare coins that it purchases when it wants or needs to, or at prices sufficient to generate a profit from their resale, or if the market value of the inventory of purchased rare coins were to decline, our revenue would likely decline.
     The revolving credit facilities with Stanford International Bank Ltd. and Texas Capital Bank, N.A. is each collateralized by a general security interest in Superior’s and our assets, respectively. If either company were to default under the terms of its credit facility, the lender would have the right to foreclose on our assets.
     In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $4 million. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets. As of December 31, 2006, $3.785 million was outstanding under the revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.
     In October 2003, Superior entered into a revolving credit facility with Stanford Financial Group Company, which we refer to as SFG, which has assigned the facility to SIBL. The facility currently permits borrowings up to a maximum principal amount of $19.89 million, and will be reduced to $11.5 million in connection with the closing of the acquisition (after the exchange by SIBL of approximately $8.4 million of outstanding debt into shares of Superior common stock). Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of Superior’s assets. As of December 31, 2006, $10.85 million was outstanding under the revolving credit facility; however, in connection with the combination, it is expected that $8.4 million of that debt will be exchanged for Superior common stock and up to $6 million of the credit facility will be made available to our company. If Superior were to default under the terms and conditions of the revolving credit facility, SIBL would have the right to accelerate any indebtedness outstanding and foreclose on Superior’s assets, and, subject to inter-creditor arrangements with Texas Capital Bank, our assets, in order to satisfy Superior’s indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.

ITEM 2. PROPERTIES.
     We own a 6,000 square foot building in Dallas, Texas which houses retail and wholesale jewelry, consumer lending, bullion and rare coin trading operations and our principal executive offices. The land and building are subject to a mortgage maturing in January 2014, with a balance outstanding of approximately $427,756 as of December 31, 2006. We also lease 2,000 square feet of space in an office complex next door to our headquarters in Dallas, Texas. The lease expires on November 30, 2008 and requires monthly lease payments in the amount of $2,707.
     At December 31, 2006 we were leasing a 3,600 square foot facility in Carrollton, Texas which housed National Jewelry Exchange. The lease was due to expire on July 31, 2007 and requires monthly lease payments in the amount of $2,452. In January 2007, we renamed and relocated our pawn location. National Pawn, the new name of our pawn store, is now located in Dallas, Texas. The new facility is a 4,700 square foot facility and it requires monthly lease payments in the amount of $6,552. The current lease is due to expire on December 31, 2009.
     CGDE operates in a leased 22,000 square foot facility in Mt. Pleasant, South Carolina. The lease expires in June 2010 and requires monthly lease payments in the amount of $4,575.
     American Pay Day Centers operates in three leased facilities averaging 800 square feet in Albuquerque, New Mexico. The leases expire on February 28, 2007, September 28, 2008 and October 31, 2007 and require monthly lease payments in the amount of $1,300, $1,400 and $1,000, respectively.
     We also maintain a resident agent office in Nevada at the office of our Nevada counsel, McDonald, Carano, Wilson, McClure, Bergin, Frankovitch and Hicks, 241 Ridge Street, Reno, Nevada 89505.
ITEM 3. LEGAL PROCEEDINGS.
     We are not a party to any material pending legal proceedings which are expected to have a material adverse effect on us and none of our property is the subject of any material pending legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
     On June 29, 1999, our Common Stock began trading on the NASDAQ Small CAP Market under the symbol “DGSE”. Previously, our Common Stock was traded on the American Stock Exchange (“ASE”) pursuant to its “Emerging Companies” listing program under the symbol “DLS.EC”. The following table sets forth for the period indicated, the per share high and low bid quotations as reported by NASDAQ for the common stock. During the past three years, we have not declared any dividends with respect to our common stock. We intend to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of common stock in the foreseeable future.
     The following quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not reflect actual transactions. High and low bid quotations for the last two years were:

2006	High	Low
Fourth Quarter	$4.480	$2.100
Third Quarter	3.340	1.950
Second Quarter	2.850	2.090
First Quarter	2.490	1.500

2005	High	Low
Fourth Quarter	$3.380	$1.990
Third Quarter	2.750	2.180
Second Quarter	3.150	2.080
First Quarter	3.050	2.210
     On March 27, 2007, the closing sales price for our common stock was $2.52 and there were 413 shareholders of record.
Securities authorized for issuance under equity compensation plans.
     We have granted options to certain officers, directors and key employees to purchase shares of our common stock. Each option vests according to a schedule designed by our board of directors, not to exceed three years. Each option expires 180 days from the date of termination of the employee or director. The exercise price of each option is equal to the market value of our common stock on the date of grant. These option grants have been approved by security holders.
     The following table summarizes options outstanding as of December 31, 2006:

			Number of securities
	Number of securities to	Weighted average exercise	remaining available for
	be issued upon exercise of	price of outstanding	future issuance under
Plan Category	options, warrants & rights	options, warrants & rights	equity compensation plans
Equity compensation plans approved by security holders	1,435,634	$2.10	264,336
Equity compensation plans not approved by security holders	None	—	None

Total	1,435,634	$2.10	264,336
Stock Performance Table
The following table represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index, the S&P 600 Small Cap Index and the S&P Retail Index for the period from January 1, 2002 to December 31, 2006. The comparison assumes $100 was invested on December 31, 2001 and dividends, if any, were reinvested for all years ending December 31.
Comparison of Five Year Cumulative Return

	DGSE	NASDAQ		S&P 600 Small
Date:	Common Stock	Composite Index	S&P Retail Index	Cap Index
2001	100	100	100	100
2002	31	68	78	85
2003	69	103	111	116
2004	83	111	136	142
2005	59	113	134	151
2006	75	124	146	172

ITEM 6. SELECTED FINANCIAL DATA.
     The following selected financial information should be read in conjunction with, and is qualified in its entirety by reference to the financial statements of the Company and accompanying notes included elsewhere in this Form 10-K.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Operating Data:
Revenues
Sales	$43,669	$35,319	$28,386	$25,244	$21,083
Pawn and pay day service fees	414	320	256	182	156

Total revenue	44,083	35,639	28,642	25,426	21,239
Cost of goods sold	36,848	29,118	22,743	20,050	16,239

Gross profit	7,235	6,521	5,899	5,376	5,000
Selling, general & administrative expenses	5,773	5,349	4,724	4,054	3,948
Depreciation & amortization	139	145	123	160	158

Total operating expenses	5,912	5,494	4,847	4,214	4,106
Operating income	1,323	1,027	1,052	1,162	894
Other income (expense)
Unrealized loss on investments	—	—	—	(1,635)	—
Other income	16	18	24	—	402
Interest expense	(408)	(291)	(248)	(268)	(263)

Total other income (expense)	(392)	(273)	(224)	(1,903)	139
Income (loss) before income taxes	931	754	828	(741)	1,103
Income tax expense (benefit)	320	269	228	(334)	327

Income (loss) from continuing operations	611	485	600	(407)	706
Loss from discontinued operations, net of income taxes	—	—	(249)	(117)	(277)

Net income (loss)	$611	$485	$351	$(524)	$429

Earnings (loss) per common share:
Basic
From continuing operations	$.12	$.10	$.12	$(.09)	$.14
From discontinued operations	—	—	(.05)	(.02)	(.05)

	$.12	$.10	$.07	$(.11)	$.09

Diluted
From continuing operations	$.12	$.10	$.12	$(.09)	$.14
From discontinued operations	—	—	(.05)	(.02)	(.05)

	$.12	$.10	$.07	$(.11)	$.09

Weighted average number of common shares:
Basic	4,913	4,913	4,913	4,913	4,914
Diluted	5,007	5,037	5,135	4,913	4,917

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Balance sheet data:
Inventory	$7,796	$7,570	$6,791	$6,674	$6,336
Working Capital	8,178	7,073	6,234	5,570	5,055
Long-term debt	4,304	3,315	2,749	2,719	3,067
Shareholders’ equity	6,680	6,071	5,591	5,362	4,752

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
GENERAL
     Our bullion trading operation has the ability to significantly increase or decrease sales by adjusting the “spread” or gross profit margin added to bullion products. In addition, economic factors such as inflation and interest rates as well as political uncertainty are major factors affecting both bullion sales volume and gross profit margins. Historically, we have earned gross profit margins of from 2.0% to 3.0% on our bullion trading operations compared to 29.0% to 32.0% on the sale of jewelry products.
     Marketable equity securities have been categorized as available-for-sale and are carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders’ equity net of tax until realized. Realized gains and losses on the sale of securities are based on the specific identification method.
     During 2004, we sold the operations of Silverman Consultants, Inc. As a result, operating results from this subsidiary has been reclassified to discontinued operations for all periods presented. As of December 31, 2004, there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.
Segment Information
     Management identifies reportable segments by product or service offered. Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments, pay day lending and pawn operations. Our operations by segment for the years ended December 31 were as follows:

	Retail	Wholesale		Rare	Discontinued	Corporate
(In thousands)	Jewelry	Jewelry	Bullion	Coins	Operations	and Other	Consolidated
Revenues
2006	$16,519	$5,997	$16,252	$4,697	—	$618	$44,083
2005	14,917	4,781	10,688	4,575	—	679	35,640
2004	14,601	4,451	7,482	1,574	—	534	28,642

Net income (loss)
2006	143	270	148	101	—	51	611
2005	195	250	79	267	—	(306)	485
2004	267	266	63	92	(249)	(88)	351

Identifiable assets
2006	10,020	1,940	114	235	—	837	13,146
2005	9,015	1,733	209	203	—	670	11,830
2004	7,519	1,679	117	158	7	802	10,282

Capital Expenditures
2006	11	—	—	—	—	31	42
2005	202	—	—	—	—	83	285
2004	85	—	—	—	1	7	92

Depreciation and amortization
2006	107	—	—	—	—	32	139
2005	107	10	—	—	—	25	142
2004	92	22	—	—	25	9	148

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS
Forward-Looking Statements
     This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section “Risk Factors” and elsewhere in this report. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.
Critical Accounting Policies Involving Critical Estimates, Uncertainties or Assessments in Our Financial Statements.
     Our reported results are impacted by the application of certain accounting policies that require us to make subjective estimates or judgments. Changes in estimates and judgments could significantly affect our results of operations, financial condition and cash flows in future years. We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements:
Goodwill
     Goodwill was accounted for in accordance with APB 16 “Business Combinations” (ABP 16) for acquisitions and SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of” (SFAS 121) for the periodic evaluation of goodwill impairment. Purchase accounting required by APB 16 involved judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill. We believe that the estimates that we have used to record prior acquisitions were reasonable and in accordance with APB 16.
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
     We assess the impairment of investments and long-lived assets, which includes goodwill and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include: (i) underperformance relative to expected historical or projected future operating results (ii) changes in the manner of use of the assets or the strategy for our overall business and (iii) negative industry or economic trends.
     When we determine that the carrying value of goodwill and long-lived assets may not be recoverable, an impairment charge is recorded. Impairment is generally measured based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or prevailing market rates of investment securities, if available.

     We perform a goodwill impairment test at the reporting unit level annually or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit’s net assets below its carrying value. To perform the impairment test we estimated the fair value of the reporting unit using the expected present value of corresponding future cash flows. Impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of December 31, 2006, we performed our annual review for impairment of goodwill related to our Fairchild acquisition. We concluded that there was no evidence of impairment related to the Goodwill for this reporting unit.
Goodwill consists of the following:

Wholesale
Segment
Goodwill	$837,117
Segment
Stock-based Compensation
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
     We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provision of SFAS No. 123. Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the year ended December 31, 2006 was $0, relating to employee and director stock options and our employee stock purchase plan. Stock-based compensation expense under the provision of APB No. 25 for the year ended December 31, 2006 was insignificant.
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
     On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As all options outstanding have vested prior to December 31, 2005, we have not recorded the tax effects of employee stock-based compensation and have made no adjustments to the APIC pool.
     Prior to the adoption of SFAS No. 123(R) tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, the Company has not reported these excess tax benefits as of December 31, 2006.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) for all share based payment awards to employees and directors including employee stock options granted under its employee stock option plan. As all options outstanding have vested prior to December 31, 2005, no stock based compensation expense has been recorded as of December 31, 2006.

     The following table presents the effect on net income and net income per share compared with pro forma information as if the Company had adopted SFAS No. 123 for the periods ended December 31,

	Year Ended December 31,
	2006		2005	2004
Net earnings (loss), as reported		$611,245	$485,192	$350,829
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		N/A	(4,544)	N/A

Pro forma net income	$	N/A	$480,638	$350,829

Earnings per share:

Basic — as reported		$0.12	$0.10	$0.07
Basic — pro forma		$0.12	$0.10	$0.07
Diluted — as reported		$0.12	$0.10	$0.07
Diluted — pro forma		$0.12	$0.10	$0.07
Impairment of Investment Securities
     Impairment of investment securities results in a charge to operations when a market decline below cost is other than temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer. Our investment securities amounted to approximately $57,879 as of December 31, 2006. Gross unrealized losses were $171,717 at December 31, 2006.
Inventory Obsolescence Accruals
     Inventory obsolescence accruals may be required based on management’s estimation of obsolescence or unmarketable inventory, in order to write-down inventory to its estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required. No inventory write downs were required for the periods covered by this report.
Significant Accounting Policies
     Our significant accounting policies are summarized below and in the Notes to our consolidated financial statements included elsewhere herein.
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
Pawn loans (“loans”) are made with the collateral of tangible personal property for one month with an automatic 60-day extension period. Pawn service charges are recorded at the time of redemption at the greater of $15 or the actual interest accrued to date. If the loan is not repaid, the principal amount loaned plus accrued interest (or the fair value of the collateral, if lower) becomes the carrying value of the forfeited collateral (“inventories”) which is recovered through sales to customers.
Results of Operations
Comparison of the Years ended December 31, 2006 and 2005
     Revenues increased by $8,443,335, or 23.7%, in 2006. This increase was primarily the result of a $5,564,000, or 53.6% increase in the sale of precious metals products, a $1,670,000, or 11.2% increase in retail jewelry sales, and a $1,113,000, or 23.3% increase in wholesale jewelry sales. These increases were the result of a nation-wide improvement in the retail environment, a 23.0% price increase in gold products and a 5% price increase in diamonds and other jewelry products. Pawn and pay day loan service fees increased by $94,000 in

2006 due to increased loans in the three pay day loan stores opened in 2005. Cost of goods as a percentage of sales increased from 82.4% in 2005 to 84.4% in 2006 and gross margins decreased from 17.6% in 2005 to 15.6% in 2006. These changes were due to the increase in the precious metals sales volume as a percentage of total sales and the increase in the cost of gold products.
     Selling, general and administrative expenses increased by $420,683, or 7.9%. This increase was primarily due to an increase in staff ($294,927) and higher advertising cost ($130,944). The increase in staff was necessary to maintain a high level of customer service as sales increased. The increase in advertising was necessary in order to attract new customers in our local markets. Interest expense increased $117,525 due to an increase in debt outstanding during the year and higher interest rates.
     Historically, changes in the market prices of precious metals have had a significant impact on both revenues and cost of sales in the rare coin and precious metals segments in which we operate. It is expected that due to the commodity nature of these products, future price changes for precious metals will continue to be indicative of our performance in these business segments. Changes in sales and cost of sales in the retail and wholesale jewelry segments are primarily influenced by the national economic environment. It is expected that this trend will continue in the future due to the nature of these products.
     Marketable equity securities are comprised of investments in three small companies with thinly traded securities and low market prices. These investments have been categorized as available-for-sale and are carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders’ equity net of tax until realized. Realized gains and losses on the sale of securities are based on the specific identification method. During 2003, we determined that the decline in the market value of our investments in these securities was other than temporary, and as a result these investments were written-down to their fair value. This write-down resulted in a charge to 2003 earnings in the amount of $1,134,950, net of income tax benefits. This determination was based on the length of time during which the trading range of these securities was below their cost. During the reporting period, these securities traded at prices which were both higher and lower than the closing market prices. As a result, management determined that the decline in value as of December 31, 2005 was temporary. This determination was based on the conclusion that the quoted market prices for these investments provide the most reliable measure of their respective values.
Comparison of the Years ended December 31, 2005 and 2004
     Revenues increased by $6,998,000 (24.4%) in 2005. This increase was primarily the result of a $3,206,000 (42.8%) increase in the sale of precious metals products, a $316,000 (2.1%) increase in retail jewelry sales, a $330,000 (7.4%) increase in wholesale jewelry sales and a $3,001,000 (190.6%) increase in the sale of rare coin products. These increases were the result of a nation-wide improvement in the retail environment, a 20.0% price increase in gold products and a 5% price increase in diamonds and other jewelry products. Pawn and pay day loan service fees increased by $64,000 in 2005 due to the opening of three pay day loan stores during the year. Cost of goods as a percentage of sales increased from 80.1% in 2004 to 82.4% in 2005 and gross margins decreased from 19.9% in 2004 to 17.6% in 2005. These changes were due to the increase in the precious metals sales volume as a percentage of total sales and the increase in the cost of gold products.
     Selling, general and administrative expenses increased by $652,000 or 13.9%. This increase was primarily due to an increase in staff ($373,000), higher advertising cost ($85,000) and the opening of three pay day loan stores ($194,000). The increase in staff was necessary to maintain a high level of customer service as sales increased. The increase in advertising was necessary in order to attract new customers in our local markets. Interest expense increased $48,000 due to an increase in debt outstanding during the year and higher interest rates.
     Historically, changes in the market prices of precious metals have had a significant impact on both revenues and cost of sales in the rare coin and precious metals segments in which the Company operates. It is expected that due to the commodity nature of these products, future price changes for precious metals will continue to be indicative of the Company’s performance in these business segments. Changes in sales and cost of sales in the retail and wholesale jewelry segments are primarily influenced by the national economic environment. It is expected that this trend will continue in the future due to the nature of these product.
     Marketable equity securities are comprised of investments in three small companies with thinly traded securities and low market prices. These investments have been categorized as available-for-sale and are carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders’ equity net of tax until realized. Realized gains and losses on the sale of securities are based on the specific identification method. During 2003 management determined that the decline in the market value of its investments in these securities was other than temporary, and as a result these investments were written-down to their fair value. This write-down resulted in a charge to 2003 earnings in the amount of $1,134,950, net of income tax benefits. This determination was based on the length of time during which the trading range of these securities was below their cost. During the reporting period these securities traded at prices which were both higher and lower than the closing market prices. As a result, management determined that the decline in value as of December 31, 2005 was temporary. This determination was based on the conclusion that the quoted market prices for these investments provides the most reliable measure of their respective values.
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

Quarterly Results
     The following table contains certain unaudited historical financial information for the quarters indicated.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year ended December 31, 2006
Revenues	$9,721	$12,546	$9,609	$12,207
Operating profit	302	484	242	295
Net earnings	148	271	108	84
Basic earnings per common share	$0.03	$0.05	$0.02	$0.02
Diluted earnings per common share	$0.03	$0.05	$0.02	$0.02
Year ended December 31, 2005
Revenues	$6,718	$6,800	$7,215	$14,906
Operating profit	299	192	206	330
Net earnings	151	79	92	163
Basic earnings per common share	$0.03	$0.02	$0.02	$0.03
Diluted earnings per common share	$0.03	$0.02	$0.02	$0.03
Year ended December 31, 2004
Revenues	$6,799	$6,217	$6,308	$9,318
Operating profit	402	296	312	42
Net earnings	186	100	110	(45)
Basic earnings per common share	$0.04	$0.02	$0.02	$(0.01)
Diluted earnings per common share	$0.04	$0.01	$0.02	$0.02

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As a percentage of revenues)
Year ended December 31, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	3.1	3.9	2.5	2.4
Net earnings	1.5	2.2	1.1	0.7
Year ended December 31, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	4.4	2.8	2.9	2.2
Net earnings	2.2	1.2	1.3	1.1
Year ended December 31, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Operating profit	5.9	4.8	4.9	0.4
Net earnings	2.7	1.6	1.7	(0.4)
Liquidity and Capital Resources
     Our short-term debt, including current maturities of long-term debt totaled $442,981 as of December 31, 2006. During December 2005 we re-financed our outstanding bank debt. This credit facility in the amount of $4,000,000 extended the maturity of our bank debt to January 12, 2008.
     We expect capital expenditures to total approximately $150,000 during 2007. It is anticipated that these expenditures will be funded from working capital and our credit facility. As of December 31, 2006 there were no commitments outstanding for capital expenditures.
     In the event of significant growth in retail and or wholesale jewelry sales, the demand for additional working capital will expand due to a related need to stock additional jewelry inventory and increases in wholesale accounts receivable. Historically, vendors have offered us extended payment terms to finance the need for jewelry inventory growth and we believe that they will continue to do so in the future. Any significant increase in wholesale accounts receivable will be financed under our bank credit facility.
     Our ability to finance our operations and working capital needs are dependent upon our ability to negotiate extended terms or refinance our debt. We have historically renewed, extended or replaced short-term debt as it matures and we believe that it will be able to continue to do so in the near future.
     From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. We are of the opinion that if additional working capital is required, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted or a portion of our investments in marketable securities may be liquidated in order to meet unforeseen working capital requirements.

     On January 6, 2007, we entered into an Amended and Restated Agreement and Plan of Merger and Reorganization with Superior Galleries, Inc. For further information please refer to the “Recent Developments” section later in this report and our Form 8-K filed on January 6, 2007. As of December 31, 2006 we have incurred $569,782, in legal and other costs related to this acquisition.

	Payments due by period
Contractual Cash Obligations	Total	2007	2008 - 2009	2010 2011	Thereafter
Notes payable	$183,708	$183,708	$—	$—	$—
Long-term debt and capital leases	4,562,958	280,911	4,039,780	123,800	118,467
Federal income taxes	319,807	319,807	—	—	—
Operating Leases	547,483	216,042	313,141	18,300	—

Total	$5,613,956	$1,000,468	$4,352,921	$142,100	$118,467
     In addition, we estimate that we will pay approximately $320,000 in interest during the next twelve months.
Effect of New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157; however, we do not believe it will have a material effect on our financial statements or financial condition.
     On July 13, 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements under FIN 48 and the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements, statement of cash flows or earnings per share.
Recent Developments
     Proposed Acquisition of Superior Galleries, Inc.
     On January 6, 2007, we entered into an Amended and Restated Agreement and Plan of Merger and Reorganization, which we refer to as the merger agreement, with Superior Galleries, Inc., a Delaware corporation, DGSE Merger Corp., a wholly-owned subsidiary of our company which we refer to as our merger subsidiary, and Stanford International Bank Ltd., which we refer to as SIBL and which is Superior’s largest stockholder and principal lender, as stockholder agent. The merger agreement materially amends the original Agreement and Plan of Merger and Reorganization the parties entered into on July 12, 2006. Pursuant to the terms and subject to the conditions of the merger agreement, we will acquire Superior though the merger of Superior with our merger subsidiary. At the effective time of the merger, we will issue approximately 3.6 million shares of DGSE common stock to the holders of Superior common stock, using an exchange ratio of 0.2731 shares of DGSE common stock for each outstanding share of Superior common stock, subject to a limited escrow, and Superior will become our wholly-owned subsidiary. We will also assume a number of options (including options granted to Superior employees, officers and directors pursuant to Superior’s stock option plans) disclosed by Superior in connection with the merger. Each outstanding share of our common stock will remain unchanged in the merger.

     One condition to the closing of the merger is SIBL’s conversion of approximately $8.4 million in Superior debt into approximately 5 million shares of Superior common stock, at a conversion ratio of $1.70 per share. In consideration of this exchange of debt and an $11.5 million increase in the SIBL credit facility, which will be available to Superior and in part to our company, at the closing of the merger, we will issue seven-year warrants to SIBL and its designees entitling the holders thereof to purchase 845,634 shares of our common stock at an exercise price of $1.89 per share, and 863,000 shares of our common stock at an exercise price of their par value of $0.01 per share.
     We and Superior have made customary representations, warranties and covenants in the merger agreement, including, among others, covenants (i) not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions, enter into discussions concerning or provide information in connection with alternative business combination transactions, (ii) to cause stockholder meetings to be held to consider approval of the merger agreement, and (iii) subject to certain exceptions, for our and Superior’s board of directors to recommend adoption of the merger agreement to their respective stockholders.
     Consummation of the merger is subject to numerous closing conditions, including stockholder approval of the merger agreement by our and Superior’s stockholders; approval by our stockholders of an increase in the number of authorized shares of our common stock; absence of governmental restraints; effectiveness of our registration statement on Form S-4, File No. 333-140890, which we filed with the SEC on February 26, 2007, registering the shares of our common stock to be issued to Superior stockholders; the exchange by SIBL of approximately $8.4 million in debt for shares of Superior common stock; the effectiveness of a corporate governance agreement relating to the nomination of our directors after the merger; and the provision by SIBL or one of its affiliates of a new secured credit facility of $11.5 million to Superior. The merger agreement allows us or Superior to terminate the merger agreement upon the occurrence (or non-occurrence) of certain events.
     In connection with the closing, SIBL and Dr. Smith, our chairman and chief executive officer, are expected to enter into a corporate governance agreement with us. Pursuant to this agreement, for so long as SIBL and its affiliates beneficially own at least 15% of our outstanding common shares, SIBL will have the right to nominate two “independent” directors to our board; for so long as Dr. Smith and his affiliates and immediate family beneficially own at least 10% of our outstanding common shares, Dr. Smith will have the right to nominate two “independent” directors to our board; for so long as Dr. Smith is our executive officer, he will have the right to be nominated to our board; and for so long as William H. Oyster is our executive officer, he will have the right to be nominated to our board. The DGSE board will consist of seven members.
     Upon consummation of the merger, SIBL will own approximately 29 percent of the outstanding shares of DGSE (and will beneficially own approximately 28 percent on a fully diluted basis); all pre-merger Superior stockholders will own approximately 43 percent of the outstanding shares of DGSE (and will beneficially own approximately 39 percent on a fully diluted basis); and Dr. L.S. Smith, our chairman and chief executive officer, will own approximately 26 percent of the outstanding shares of DGSE (and will beneficially own approximately 26 percent on a fully-diluted basis).
     In connection with the parties entering into the merger agreement, our merger subsidiary entered into a management agreement with Superior. Pursuant to this agreement, our merger subsidiary has been providing the senior management to Superior since January 6, 2007, and will continue to provide these services until the consummation of the merger or the earlier termination of the merger agreement. In particular, Mr. Oyster has been appointed a director interim chief executive officer of Superior, Mr. Williamson has been appointed a director and interim chief operating officer of Superior, and Mr. Benson has been appointed a director and vice president, finance and interim chief financial officer of Superior. All three officers manage Superior on a part-time basis pursuant to the management agreement, while continuing to provide services to us as part of our senior management. Superior is paying us a monthly fee of $50,000, plus our expenses, for these services.
     In connection with the merger agreement, Dr. L.S. Smith, our chairman and chief executive officer and our largest stockholder, entered into a support agreement with us and Superior, pursuant to which Dr. Smith agreed to vote all of his shares of our common stock in favor of the merger and related transactions, and against any proposal or action that could reasonably be expected to delay, impede or interfere with the approval of the merger or any related transaction. Dr. Smith has the power to vote approximately 52% of our outstanding shares, which represents sufficient shares to approve the acquisition and related stockholder matters. SIBL and Superior have entered into a corresponding support agreement with us, pursuant to which SIBL and some individual stockholders of Superior have agreed to vote all of their shares of Superior common stock in favor of the merger and related transactions, and against any proposal or action that could reasonably be expected to delay, impede or interfere with the approval of the merger or any related transaction. These stockholders own approximately 76% of Superior’s outstanding shares, which represents sufficient shares to approve the merger and related stockholder matters.
     We expect the acquisition to close in the second quarter of our fiscal year 2007, subject to the satisfaction or waiver of the various closing conditions in the merger agreement.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.
Market Risk
     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and gold values. We also are exposed to regulatory risk in relation to our payday loans. We do not use derivative financial instruments.
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
     ITEM 8. FINANCIAL STATEMENTS.
     (a) Financial Statements (see pages 23 — 38 of this report).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and procedures
     An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     For the year ended December 31, 2006, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. (*)
ITEM 11. EXECUTIVE COMPENSATION. (*)
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. (*)
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (*)
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES. (*)

(*)	The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2007 Annual Meeting of Stockholders of DGSE Companies, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV
ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 6, 2007		×	8-K	January 9, 2007	2.1

2.2	Limited Joinder Agreement, dated as of January 6, 2007		×	8-K	January 9, 2007	2.9

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		×	8-K	July 3, 2001	1.0

3.8	By-laws, dated March 2, 1992		×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate		×	S-4	January 6, 2007	4.1

5.1	Opinion of Sheppard, Mullin, Richter & Hampton LLP regarding validity		×	S-4	January 6, 2007	5.1

8.1	Opinion of Sheppard, Mullin, Richter & Hampton LLP regarding certain tax matters		×	S-4	January 6, 2007	8.1

10.1	Renewal, Extension And Modification Agreement dated January 28, 1994, by and among DGSE Corporation and Michael E. Hall And Marian E. Hall		×	10-KSB	March 1995	10.2

10.2	Lease Agreement dated June 2, 2000 by and between SND Properties and Charleston Gold and Diamond Exchange, Inc.		×	10-KSB	March 29, 2001	10.1

10.3	Lease agreement dated October 5, 2004 by and between Beltline Denton Road Associates and Dallas Gold & Silver Exchange		×	10-K	April 15, 2005	10.2

10.4	Lease agreement dated December 1, 2004 by and between Stone Lewis Properties and Dallas Gold & Silver Exchange		×	10-K	April 15, 2005	10.3

10.5	Lease agreement dated November 18, 2004 by and between Hinkle Income Properties LLC and American Pay Day Centers, Inc.		×	10-K	April 15, 2005	10.4

10.6	Lease Agreement dated January 17, 2005 by and between Belle-Hall Development Phase III Limited Partnership and DGSE Companies, Inc.		×	S-4	January 6, 2007	10.6

10.7	Loan Agreement, dated as of December 22, 2005, between DGSE Companies, Inc. and Texas Capital Bank, N.A.		×	8-K/A	August 17, 2006	10.1

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.

10.8	First Amendment to Loan Agreement and Other Loan Documents, dated as of August 14, 2006, between DGSE Companies, Inc. and Texas Capital Bank, N.A.		×	8-K/A	August 17, 2006	10.2

10.9	Support Agreement, DGSE stockholders, dated as of January 6, 2007		×	8-K	January 9, 2007	99.1

10.10	Securities Exchange Agreement, dated as of January 6, 2007		×	8-K	January 9, 2007	99.2

10.11	Warrant to DiGenova, issued January 6, 2007		×	8-K	January 9, 2007	99.3

10.12	Support Agreement, Superior stockholders, dated as of January 6, 2007		×	8-K	January 9, 2007	99.5

31.1	Certification of L.S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.	×

31.2	Certification of John Benson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer .	×

32.1	Certification of L.S. Smith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.	×

32.2	Certification of John Benson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.	×
(b)	Reports on Form 8-K — None

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: April 2, 2007
L. S. Smith
Chairman of the Board,
Chief Executive Officer and Secretary
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ L. S. Smith	Dated: April 2, 2007
L.S Smith
Chairman of the Board,
Chief Executive Officer and Secretary

By:	/s/ W. H. Oyster	Dated: April 2, 2007
W. H. Oyster
Director, President and Chief Operating Officer

By:	/s/ John Benson	Dated: April 2, 2007
John Benson
Chief Financial Officer
(Principal Accounting Officer)

By:	/s/ William P. Cordeiro	Dated: April 2, 2007
Director

By:	/s/ Craig Allan-Lee	Dated: April 2, 2007
Director

By:	/s/Alfred Slayton	Dated: April 2, 2007
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of DGSE Companies, Inc.
We have audited the accompanying consolidated balance sheets of DSGE Companies, Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2006, 2005, and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We have not been engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of operations and its cash flows for the years ended December 31, 2006, 2005, and 2004 in conformity with accounting principles generally accepted in the United States of America.
/s/ BKR Cornwell Jackson
Plano, Texas
April 1, 2007

DGSE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,210,282	$1,042,834
Trade receivables	1,053,454	688,810
Inventories	7,796,028	7,570,120
Prepaid expenses	192,379	215,560
Prepaid federal income tax	97,472	—

Total current assets	10,349,615	9,517,324

Marketable securities — available for sale	57,879	65,444
Property and equipment, net	1,024,405	1,121,662
Deferred income taxes	7,152	779
Goodwill	837,117	837,117
Other assets	869,398	287,790

	$13,145,566	$11,830,116

LIABILITIES
Current Liabilities:
Notes payable	$183,708	$594,183
Current maturities of long-term debt	259,273	259,152
Accounts payable — trade	828,323	789,724
Accrued expenses	721,305	580,823
Customer deposits	171,912	206,320
Federal income tax liability	—	13,920

Total current liabilities	2,164,521	2,444,122

Long-term debt, less current maturities (Note 8)	4,303,685	3,314,886
Deferred income taxes	—	—

	6,468,206	5,759,008

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 10,000,000 shares authorized; 4,913,290 shares issued and outstanding at the end of each period in 2006 and 2005	49,133	49,133
Additional paid-in capital	5,708,760	5,708,760
Accumulated other comprehensive loss	(132,245)	(127,252)
Retained earnings	1,051,712	440,467

	6,677,360	6,071,108

	$13,145,566	$11,830,116

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005	2004
Revenue
Sales	$43,668,973	$35,319,133	$28,385,770
Consumer loan service charges	413,933	320,438	256,447

	44,082,906	35,639,571	28,642,217

Costs and expenses
Cost of goods sold	36,848,382	29,117,784	22,743,073
Selling, general and administrative expenses	5,772,422	5,349,010	4,699,107
Depreciation and amortization	139,315	145,337	148,327

	42,760,119	34,612,131	27,590,507

Operating income	1,322,787	1,027,440	1,051,710

Other (income) expense
Other income	(16,534)	(18,038)	(23,500)
Interest expense	408,269	290,744	247,694

Earnings before income taxes	931,052	754,734	827,516

Income tax expense	319,807	269,542	227,797

Net earnings from continuing operations	611,245	485,192	599,719

Loss from discontinued operations, net of income taxes	—	—	248,890

Net earnings	$611,245	$485,192	$350,829

Earnings per common share
Basic
From continuing operations	$.12	$.10	$.12
From discontinued operations	—	—	(.05)

	$.12	$.10	$.07

Diluted
From continuing operations	$.12	$.10	$.12
From discontinued operations	—	—	(.05)

	$.12	$.10	$.07

Weighted average number of common shares:
Basic	4,913,290	4,913,290	4,913,290
Diluted	5,006,909	5,037,073	5,135,457
The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31,

				Retained
			Additional	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Shareholder’s
	Shares	Amount	Capital	Deficit)	Loss	Equity
Balance at January 1, 2004	4,913,290	$49,133	$5,708,760	$(395,554)	$—	$5,362,339
Net earnings				350,829		350,829
Unrealized loss on marketable securities, net of tax					(122,582)	(122,582)

Balance at December 31, 2004	4,913,290	$49,133	$5,708,760	$(44,725)	$(122,582)	$5,590,586
Net earnings				485,192		485,192
Unrealized loss on marketable securities, net of tax					(4,670)	(4,670)

Balance at December 31, 2005	4,913,290	$49,133	$5,708,760	$440,467	$(127,252)	$6,071,108
Net earnings				611,245		611,245
Unrealized loss on marketable securities, net of tax					(4,993)	(4,993)

Balance at December 31, 2006	4,913,290	$49,133	$5,708,760	$1,051,712	$(132,245)	$6,677,360
The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005	2004

Cash flows from operating activities

Net earnings	$611,245	$485,192	$350,829
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	139,315	145,337	148,327
Deferred taxes	(3,801)	21,832	(10,535)
(Gain) / Loss on sale of marketable securities	—	(3,845)	15,600
Gain on sale of assets	—	—	(39,098)
(Increase) decrease in operating assets and liabilities
Trade receivables	(317,694)	183,578	42,251
Other receivables	—	—	204,730
Inventories	(225,908)	(778,735)	(117,518)
Prepaid expenses and other current assets	23,181	(53,577)	10,840
Decrease in other long term assets	(11,826)	182	—
Accounts payable and accrued expenses	179,081	266,360	(460,838)
Change in customer deposits	(34,408)	139,147	(82,915)
Federal income taxes payable	(111,392)	(132,290)	(366,781)

Net cash provided by (used in) operating activities	247,793	273,131	(305,108)

Cash flows from investing activities
Pawn loans made	(485,595)	(602,987)	(633,873)
Pawn loans repaid	417,124	454,707	406,524
Recovery of pawn loan principal through sale of forfeited collateral	100,960	248,695	90,523
Pay day loans made	(274,973)	(177,775)	—
Pay day loans repaid	195,534	112,210	—
Purchase of property and equipment	(42,058)	(285,456)	(43,662)
Merger costs paid	(569,782)	—	—
Proceeds from sale of assets	—	—	150,000
Proceeds from sale of marketable securities	—	4,226	—

Net cash used in investing activities	(658,790)	(246,380)	(30,488)

Cash flows from financing activities

Proceeds from notes issued	1,247,350	8,371,525	1,132,849
Repayments of notes payable	(668,905)	(7,670,339)	(1,217,649)

Net cash provided by financing activities	578,445	701,186	(84,800)

Net increase (decrease) in cash and cash equivalents	167,448	727,937	(420,396)

Cash and cash equivalents at beginning of period	1,042,834	314,897	406,524

Cash and cash equivalents at end of period	$1,210,282	$1,042,834	$314,897

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Supplemental disclosures:

	2006	2005	2004
Cash paid during the year for:
Interest	$378,562	$300,866	$242,697
Income taxes	$435,000	$385,000	$504,430
In July 2004 we sold the goodwill and trade name of Silverman Consultants, Inc. for $150,000 in cash and a note with a discounted value of $203,100.

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$100,960	$248,695	$114,069
Equipment financed through capital lease obligations	$—	$93,492	$—
The accompanying notes are an integral part of these consolidated financial statements.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Note 1 — Summary of Accounting Policies and Nature of Operations
          A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:
     Principles of Consolidation and Nature of Operations
          DGSE Companies, Inc. and its subsidiaries (the “Company”), sell jewelry and bullion products to both retail and wholesale customers throughout the United States through its facilities in Dallas, Texas, Mt. Pleasant, South Carolina, and through its internet sites.
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
     Investments in Marketable Equity Securities
          Marketable equity securities have been categorized as available-for-sale and carried at fair value. Unrealized gains and losses for available-for-sale securities are included as a component of shareholders’ equity net of tax until realized. Realized gains and losses on the sale of securities are based on the specific identification method. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in the fair values is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statements of operations.
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

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2006, 2005 and 2004
Note 1 — Summary of Accounting Policies and Nature of Operations — continued
 Advertising Costs
     Advertising costs are expensed as incurred and amounted to $823,106, $719,080 and $633,873 for 2006, 2005 and 2004, respectively.
 Accounts Receivable
     The Company records trade receivables when revenue is recognized. No product has been consigned to customers. The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms.
     Pawn loans receivable in the amount of $95,422 and $110,782 as of December 31, 2006 and 2005, respectively, are included in the Consolidated Balance Sheets caption trade receivables. The related pawn service charges receivable in the amount of $33,998 and $30,451 as of December 31 2006 and 2005, respectively, are also included in the Consolidated Balance Sheets caption trade receivables. Pay day loan receivables in the amount of $91,670 and $50,842 as of December 31, 2006 and 2005, respectively, are included in the Consolidated Balance caption trade receivables.
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
     Pawn loans (“loans”) are made with the collateral of tangible personal property for one month with an automatic 60-day extension period. Pawn service charges are recorded at the time of redemption at the greater of $15 or the actual interest accrued to date. If the loan is not repaid, the principal amount loaned plus accrued interest (or the fair value of the collateral, if lower) becomes the carrying value of the forfeited collateral (“inventories”) which is recovered through sales to customers.
     As of December 31, 2006, based on subsequent collections and operating history, management estimated no allowance for discounts, returns, bad debts and other adjustments.
 Direct cost of Pawn Loan Service Charge Revenue
     The direct cost of pawn loan service charge revenue is included in the Consolidated Statements of Operations caption “Selling, general and administrative expenses”.
 Shipping and Handling Costs
     Shipping and handling costs are included in selling general and administrative expenses, and amounted to $178,999, $155,876 and $112,777 for 2006, 2005 and 2004, respectively.
 Earnings (Loss) Per Share
     Basic earnings per common share is based upon the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of common stock outstanding and, when dilutive, common shares issuable for stock options.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2006, 2005 and 2004
Note 1 — Summary of Accounting Policies and Nature of Operations — continued
 Comprehensive Income
     The Company reports all changes in comprehensive income in the consolidated statements of changes in shareholders’ equity, in accordance with the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.
      Stock-based Compensation
     The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2006	2005	2004
Net earnings (loss), as reported	$611,245	$485,192	$350,829
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	N/A	(4,554)	—

Pro forma net income	N/A	$480,638	$350,829

Earnings per share:
Basic — as reported	$0.12	$0.10	$0.07
Basic — pro forma	$0.12	$0.10	$0.07
Diluted — as reported	$0.12	$0.10	$0.07
Diluted — pro forma	$0.12	$0.10	$0.07
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
 Reclassifications
     Certain reclassifications were made to the prior years’ consolidated financial statements to conform to the current year presentation.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2006, 2005 and 2004
Note 1 — Summary of Accounting Policies and Nature of Operations — continued
  New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS 157; however, the Company does not believe it will have a material effect on its financial statements or financial condition.
     On July 13, 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies Statement 109, Accounting for Income Taxes, to indicate the criteria that an individual tax position would have to meet for some or all of the benefit of that position to be recognized in an entity’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements under FIN 48 and the effect, if any, that the adoption of FIN 48 will have on its consolidated financial statements, statement of cash flows or earnings per share.
Note 2 — Concentration of Credit Risk
     The Company maintains cash balances in financial institutions in excess of federally insured limits.
Note 3 — Inventories
     A summary of inventories at December 31, is as follows:

	2006	2005
Jewelry	$7,022,453	$6,730,931
Scrap gold	374,284	353,288
Bullion	113,867	209,167
Rare coins	235,099	202,872
Other	50,325	73,862

Total	$7,796,028	$7,570,120

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2006, 2005 and 2004
Note 4 — Investments in Marketable Equity Securities
     Marketable equity securities have been classified in the consolidated balance sheet according to management’s intent. The carrying amount of available-for-sale securities and their fair values at December 31, 2006 and 2005 are as follows:

Fair
	Cost	Gross Unrealized Losses		Value
		Classified as	Classified as
		operating losses due	unrealized losses in
		to long-term	other comprehensive
		impairment	income

Equity securities 2006	$1,864,441	$(1,634,845)	$171,717	$57,879

Equity securities 2005	$1,864,441	$(1,634,845)	$164,152	$65,444
     At December 31, 2006, management believes the equity shares owned in the publicly traded stocks have declined on a temporary basis as these stocks are thinly traded which results in volatile price flections that temporarily changes the fair value of the stocks. Management also believes its intent and ability to hold these investments supports the Company’s position to categorize the fluctuation in value as temporary.
Note 5 — Property and Equipment
     A summary of property and equipment at December 31, 2006 and 2005, is as follows:

	2006	2005
Buildings and improvements	$712,239	$951,416
Machinery and equipment	247,962	849,420
Furniture and fixtures	73,725	272,137

	1,033,926	2,072,973
Less accumulated depreciation and amortization	560,851	1,502,611

	473,075	570,362

Land	551,330	551,300

Total Property and Equipment	$1,024,405	$1,121,662

     During 2006, we retired $1,078,268 in fully depreciated and unused assets.
Note 6 — Goodwill
     At December 31, goodwill was reflected for the following reporting units:

	2006	2005
Wholesale watch sales	$837,117	$837,117

     No impairment losses were recognized during 2006, 2005 or 2004 and no goodwill was acquired during 2006, 2005, or 2004.
     During 2004 the Company sold the goodwill ($314,003) and trade name of Silverman Consultants, Inc. The sales of this goodwill resulted in a gain on the disposal of this reporting unit in the amount of $39,098. This gain is included in the caption (“Other income”) in the consolidated statements of operations for the year ended December 31, 2004.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2006, 2005 and 2004
Note 7 — Notes Payable
     At December 31, 2006, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 12% totaling $183,708.
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
Note 8 — Long-Term Debt

	2006	2005
A summary of long-term debt at December 31, follows:

Revolving promissory notes payable to bank, a note of $2,985,000 and $1,744,500 at December 31, 2006 and 2005, respectively, which bears interest at prime plus 1-1/2% (9.75% and 8.75% at December 31, 2006 and 2005, respectively, and is due January 12, 2008 and a note of $1,000,000 which bears interest at prime plus 1-3/4% (10.0% and 9.0% at December 31, 2006 and 2005), respectively, is due in equal monthly installments of $16,667 through January 2008. The defined borrowing base requirement is based on eligible trade receivables and inventory. As of December 31, 2006, available but unused borrowing capacity on the revolver was $15,000. These notes are secured by all accounts receivable, inventory, property and equipment and intangible assets. The notes contain certain covenants, restricting payment of dividends, and requiring the Company to maintain certain financial ratios.
	$3,785,000	$2,744,500

Mortgage payable, due in monthly installments of $5,881, including interest based on 30 year U.S. Treasury note rate plus 2-1/2% (7.23% and 7.32% at December 31, 2006 and 2005); respectively, balance due in January 2014

	386,770	427,755

Note payable, due January 2, 2008. Interest is payable monthly at a rate of 8%	310,556	310,556

Capital lease obligations	80,632	91,227

	4,562,958	3,574,038
Less current maturities	(259,273)	(259,152)

	$4,303,685	$3,314,886

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2006, 2005 and 2004
Note 8 — Long-Term Debt, continued
     The following table summarizes the aggregate maturities of long-term debt and payments on the capital lease obligations and reflects the revised maturities from refinancing of certain long-term debt subsequent to year-end:

		Obligations under
December 31,	Long-term Debt	Capital Leases	Totals
2007	$243,590	$23,837	267,427
2008	3,942,711	23,837	3,966,548
2009	49,395	23,837	73,232
2010	52,689	15,891	68,580
2011	55,220	—	55,220
Thereafter	138,721	—	138,721

	4,482,326	87,402	4,569,728

Amounts representing interest (interest rates at approximately 10%)	—	(6,770)	(6,770)

		80,632	4,562,958
Less current portion	(243,590)	(15,683)	(259,273)

	$4,238,736	$64,949	$4,303,685

Note 9 — Earnings Per Common Share
A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December 31, 2006, 2005 and 2004 is as follows:

Net Earnings		Shares	Per Share
		In thousands, except per share data)
Year ended December 31, 2006
Basic earnings per common share	$611,245	4,913,920	$0.12
dilutive stock options	—	92,989

Diluted earnings per common share	$611,245	5,006,909	$0.12

Year ended December 31, 2005
Basic earnings per common share	$485,192	4,913,920	$0.10
Effect of dilutive stock options	(4,554)	123,783

Diluted earnings per common share	$480,638	5,037,073	$0.10

Year ended December 31, 2004
Basic earnings per common share	$350,829	4,913,920	$0.07
Effect of dilutive stock options	—	221,537

Diluted earnings per common share	$350,829	5,135,457	$0.07

Note 10 — Stock Options
     The Company has granted stock options to key employees to purchase shares of the Company’s common stock. Each option issued vests according to schedules designated by the Board of Directors, not to exceed three years. The exercise price is based upon the estimated fair market value of the Company’s common stock at the date of grant, and is payable when the option is exercised.
     Prior to January 1, 2006, the Company elected to follow Accounting Principles Board Opinion (APB) NO.25, Accounting for Stock Issued to Employees, and related interpretations to account for its employee and director stock options, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123 (revised 2004), Share-Based Payments, (SFAS No. 123(R) for all share-based payment awards to employees and directors including employee stock options. In addition, the Company has applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the Securities and Exchange Commission, in our adoption of SFAS No. 123(R).

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2006, 2005 and 2004
     The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provision of SFAS No. 123. Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the year ended December 31, 2006 was $0, relating to employee and director stock options and our employee stock purchase plan. Stock-based compensation expense under the provision of APB No. 25 for the year ended December 31, 2006 was insignificant.
     Stock-based compensation expense recognized each period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma disclosures required under SFAS No. 123 for periods prior to 2006, the Company accounted for forfeitures as they occurred.
     Upon adoption of SFAS No. 123(R), the Company elected to use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method. These methods were previously used for the Company’s pro forma information required under SFAS No. 123.
     On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As all options outstanding have vested prior to December 31, 2005, the Company has not recorded the tax effects of employee stock-based compensation and has made no adjustments to the APIC pool.
     Prior to the adoption of SFAS No. 123(R) tax benefits of deductions resulting from the exercise of stock options were required to be presented as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, the Company has not reported these excess tax benefits as of December 31, 2006.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) for all share based payment awards to employees and directors including employee stock options granted under its employee stock option plan. As all options outstanding have vested prior to December 31, 2005, no stock based compensation expense has been recorded as of December 31, 2006.
     The following table summarizes the activity in common shares subject to options for the years ended December 31, 2006, 2005 and 2004:

	At December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	1,403,134	$2.03	1,420,634	$2.09	1,420,634	$2.09
Granted	—	0.00	35,000	2.60	—	0.00
Exercised	—	0.00	—	0.00	—	0.00
Forfeited	—	0.00	(52,500)	4.10	—	0.00

Outstanding at end of year	1,403,134	$2.03	1,403,134	$2.03	1,420,634	$2.09

Options exercisable at end of year	1,403,134	$2.03	1,403,134	$2.03	1,420,634	$2.09

     We did not grant any new grants during the year ended December 31, 2006.
     Information about Plan stock options outstanding at December 31, 2006 is summarized as follows:

	Options outstanding
		Weighted average
	Number	remaining	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price
$1.12	267,857	6 years	$1.12
$1.13 to $2.25	1,082,777	6 years	$2.21
$2.26 to $2.82	35,000	6 years	$2.60
$2.83 to $4.19	17,500	3 years	$3.88

	1,403,134

	Options exercisable
	Number	Weighted average
Range of exercise prices	exercisable	exercise price
$1.12	267,857	$1.12
$1.13 to $2.25	1,082,777	$2.21
$2.26 to $2.82	35,000	$2.60
$2.83 to $4.19	17,500	$3.88

	1,403,134

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2006, 2005 and 2004
Note 11 — Comprehensive Income
     Comprehensive income at December 31, 2006, 2005 and 2004 is as follows:

	Before-Tax		Net-of-Tax
	Amount	Tax Benefit	Amount
Accumulated comprehensive income (loss) at January 1, 2004	$—	$—	$—
Unrealized holding losses arising during 2004	(150,784)	28,202	(122,582)

Accumulated comprehensive income (loss) at December 31, 2004	(150,784)	28,202	(122,582)
Unrealized holding losses arising during 2005	(11,287)	6,617	(4,945)

Accumulated comprehensive income (loss) at December 31, 2005	(162,071)	34,819	(127,252)
Unrealized holding losses arising during 2006	(7,519)	2,526	(4,993)

Accumulated comprehensive income (loss) at December 31, 2006	(169,590)	37,345	(132,245)

Note 12 — Income Taxes
     The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

	2006	2005	2004
Tax expense at statutory rate	316,484	$256,609	$162,502
Other	3,323	12,933	24,616
Benefit of discontinued operations	—	—	100,679
Change in valuation allowance	—	—	(60,000)

Tax expense	319,807	$269,542	$227,797

Current	323,653	$247,710	$238,332
Deferred	(3,846)	21,832	(10,535)

Total	319,807	$269,542	$227,797

     Deferred income taxes are comprised of the following at December 31, 2006 and 2005:

	2006	2005
Deferred tax assets (liabilities):
Inventory	62,077	$30,657
Unrealized loss on available for sale securities	37,345	34,819
Property and equipment	(13,012)	4,607
Capital loss carryover	16,457	9,142
Goodwill	(95,715)	(78,446)

Total deferred tax assets	$7,152	$779

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2006, 2005 and 2004
Note 13 — Operating Leases
     The Company leases certain of its facilities under operating leases. The minimum rental commitments under noncancellable operating leases as of December 31, 2006 are as follows:

Year Ending	Lease
December 31,	Obligations
2007	$216,042
2008	179,618
2009	133,523
2010	18,300
Thereafter	—

$547,483

     Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $201,810, $174,988 and $198,050, respectively, was decreased by sublease income of approximately $0, $45,300 and $75,300, respectively.
Note 14 — Discontinued Operations
     During 2004, the Company sold the operations of Silverman Consultants, Inc. As a result, operating results from this subsidiary has been reclassified to discontinued operations for all periods presented. As of December 31, 2004 there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.
Note 15 — Segment Information
     Management identifies reportable segments by product or service offered. Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments, pay day lending and pawn operations. The Company’s operations by segment were as follows:

	Retail	Wholesale			Discontinued	Corporate
(In thousands)	Jewelry	Jewelry	Bullion	Rare Coins	Operations	and Other	Consolidated
Revenues
2006	$16,519	$5,997	$16,252	$4,697	—	$618	$44,083
2005	14,917	4,781	10,688	4,575	—	679	35,640
2004	14,601	4,451	7,482	1,574	—	534	28,642

Net income (loss)
2006	143	270	148	101	—	(51)	611
2005	195	250	79	267	—	(306)	485
2004	267	266	63	92	(249)	(88)	351

Identifiable assets
2006	10,020	1,940	114	235	—	837	13,146
2005	9,015	1,733	209	203	—	670	11,830
2004	7,519	1,679	117	158	7	802	10,282

Capital Expenditures
2006	11	—	—	—	—	31	42
2005	202	—	—	—	—	83	285
2004	85	—	—	—	1	7	92

Depreciation and amortization
2006	107	—	—	—	—	32	139
2005	107	10	—	—	—	25	142
2004	92	22	—	—	25	9	148

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2006, 2005 and 2004
Note 16 — Quarterly Results of Operations (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year ended December 31, 2006
Revenues	$9,721	$12,546	$9,609	$12,207
Operating profit	302	484	242	295
Net earnings	148	271	108	84
Basic earnings per common share	$0.03	$0.05	$0.02	$0.02
Diluted earnings per common share	$0.03	$0.05	$0.02	$0.02
Year ended December 31, 2005
Revenues	$6,718	$6,800	$7,215	$14,906
Operating profit	299	192	206	330
Net earnings	151	79	92	164
Basic earnings per common share	$0.03	$0.02	$0.02	$0.03
Diluted earnings per common share	$0.03	$0.02	$0.02	$0.03
Year ended December 31, 2004
Revenues	$6,799	$6,217	$6,308	$9,318
Operating profit	402	296	312	42
Net earnings	186	100	110	(45)
Basic earnings per common share	$0.04	$0.02	$0.02	$(0.01)
Diluted earnings per common share	$0.04	$0.01	$0.02	$0.02