Form 10-K/A
period 2006-12-31
DGSE COMPANIES INC
filed 2007-04-26
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
number, including area code, of registrant’s
principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

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
YES ☑      NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑

Aggregate market value of the 2,733,926 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System – National Market System on June 30, 2006	$6,534,083

Number of shares of Common Stock outstanding as of the close of business on March 27, 2007:	4,913,290
Documents incorporated by reference:
     None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends certain portions of the Annual Report on Form 10-K of DGSE Companies, Inc. for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 2, 2007 (the “Original Filing”). We have amended the cover page, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Part III Items 10 – 14. The cover page was amended to state that our securities are registered pursuant to Section 12(b) of The Securities Exchange Act 1934, Item 5 was amended to incorporate a stock performance graph in accordance with section 201(e) of Regulation S-K. Part III items were added to the Amendment because our Original Filing had the items incorporated by reference to portions of our definitive proxy statement which will not be filed with the SEC by April 30, 2007.
This Amendment contains only the sections to the Original Filing which are being amended, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings, if any.

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

On June 27, 2006 stockholders of the Company approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan). As of December 31, 2006 there have been no options granted under this plan and, as a result, there are 750,000 shares available for future grants under the 2006 Plan.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The following are the current executive officers and directors of DGSE and their background and ages as of March 31, 2007.

			Year First Elected Director
Name	Age	Position	or Appointed Officer
Dr. L.S. Smith, Ph.D.(1)	60	Chairman of the board of directors, chief executive officer and secretary	1980

William H. Oyster(2)	54	Director, president and chief operating officer	1990

John Benson(3)	61	Chief financial officer	1992

S. Scott Williamson(4)	48	Executive vice president — consumer finance	2004

William P. Cordeiro(5)	62	Director	1999

Alfred W. Slayton (6)	70	Director	2007

Craig Alan-Lee(7)	49	Director	2004

Business Experience During Last Five Years
(1)	Director, chairman, chief executive officer and secretary since 1980.

(2)	Director, president and chief operating officer since January 1990.

(3)	Chief financial officer since December 1992.

(4)	Executive vice president — consumer finance and president of American Pay Day Centers, Inc., one of our subsidiaries, since May 2004. Between 2002 and 2004, Mr. Williamson was president of Texas State Credit Co., a finance company with 63 locations. From 2001 to 2002, Mr. Williamson was the chief financial officer for Westgate Fabrics, LLC, a distributor of decorative fabrics. Before that, Mr. Williamson was an executive vice president of operations for First Cash Financial Services, Inc., a national markets finance company.

(5)	Director and independent member and financial expert of our audit committee since June 1999. Director, Smith School of Business and Economics, California State University — Channel Islands since June 1990. Partner, Bartik, Cordeiro & Associates, Inc., a management consulting firm, since January 1990.

(6)	Director and member of our audit committee since March 28, 2007. Independent financial advisor for brokerage services, asset management, insurance and real estate finance brokerage through Grant Bettingen, Inc., a licensed NASD firm providing diversified investment banking and securities transaction services, and Wedbush Morgan Securities, a full-service investment banking and brokerage firm, since 1987.

(7)	Director and independent member of our audit committee since December 2004. Senior loan consultant with Castle Funding, Inc., a mortgage loan company, since November 1994.

CORPORATE GOVERNANCE
Code of ethics.
     Our Board has adopted a Code of Business Conduct and Ethics applicable to all of the members of the Board. The Board Code of Business Conduct and Ethics provides guidance to our directors to help them recognize and deal with ethical issues and provides a mechanism to report unethical conduct. The Board Code of Business Conduct and Ethics is available on our website at www.dgse.com.
Section 16(a) beneficial ownership reporting compliance.
     Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of our shares of Common Stock, and upon representations from those persons, we believe that all SEC stock ownership reports required to be filed by those reporting persons during 2006 were timely made, except that a Form 4 for Mr. Oyster was not timely filed in 2006 with respect to a purchase of shares in August 2006. A late Form 4 was subsequently filed to reflect such transaction.
Committees of the Board of Directors.
The Company does not have a nominating or compensation committee of the Board of Directors, or any committee performing similar functions.
The audit committee oversees the operation of a comprehensive system of internal controls to ensure the integrity of our financial statements and compliance with laws, regulations and corporate policies. The audit committee has reviewed and discussed our audited financial statements for the year ended December 31, 2006 with senior management. The audit committee has discussed with BKR Cornwell Jackson, our independent registered public accounting firm, the matters required to be discussed by the Statement on Auditing Standards No. 61 (Communication with Audit Committees). The audit committee has also received the written disclosures and the letter from BKR Cornwell Jackson required by Independent Standards Board Standard No. 1 (Independence Discussion with Audit Committees) and the audit committee has discussed with BKR Cornwell Jackson the independence of BKR Cornwell Jackson as auditor of the Company. Based on the foregoing, our audit committee recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the United States Securities Exchange Commission.
The Board has determined that each of Messrs. Cordeiro, Alan-Lee and Slayton is “independent” as defined under SEC and Nasdaq rules. In addition, the Board has determined that Messrs. Cordeiro and Slayton are “audit committee financial experts” as defined by SEC rules and meet the financial sophistication requirements of Nasdaq. Its members are William P. Cordeiro, Craig Alan-Lee and Alfred W. Slayton.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Overview
     Because we are a “controlled company” for purposes of the Nasdaq listing rules, we are not required to have, and do not have, a compensation committee. Instead, our board of directors has the overall responsibility for evaluating, approving, administering and interpreting our compensation and benefit policies affecting our executive officers, including:
•	the corporate goals and objectives relating to the overall compensation of executive officers,

•	the actual compensation of executive officers, including their annual base salaries and their annual incentive opportunities (which includes cash-based and equity-based compensation),

•	any employment agreements, severance arrangements and change in control agreements that affect elements of the executive officers’ compensation and benefits,

•	the supplemental compensation and benefits of executive officers, and

•	perquisites provided to executive officers both during and after employment with us.
Compensation Philosophy
     Though our compensation philosophy is informal, we believe compensation should include a mixture of a competitive base salary, bonus incentives to encourage retention and reward individual responsibility and productivity, equity grants to align the interests of officers with those of our stockholders, and case-specific compensation plans to accommodate individual circumstances or non-recurring situations. Generally, we believe that overall executive compensation should be targeted near the mean of salaries for executives in similar positions with similar responsibilities at comparable companies. Our board of directors uses its judgment and experience and works closely with our executive officers to determine the appropriate mix of compensation for each individual.
Benchmarking
     While we do not believe it is appropriate to establish compensation levels primarily based on benchmarking, we do believe that compensation practices at comparable companies serve as a useful metric for us to remain competitive in the marketplace. Therefore, we informally consider competitor market practices with respect to the salaries, bonuses, benefits and total compensation paid to our executive officers.
Elements of Compensation
     Currently, our named executive officers’ compensation has three primary components – base compensation or salary, discretionary annual cash bonuses, and equity awards. In addition, we provide our executive officers with a variety of benefits that are generally available to all salaried employees.
     We view the various components of compensation as related but distinct. Although our board of directors reviews each executive officers’ total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as to reward extraordinary performance and increased responsibility and commitment. Our board of directors has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation.
     Our annual process of determining overall compensation begins with recommendations made by Dr. Smith, our chairman, chief executive officer, and largest stockholder. In making his recommendation, Dr. Smith considers a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the individual’s long-term commitment to our company, and the scarcity of individuals with similar skills. Acting with the recommendation from Dr. Smith, our board of directors makes the final determination of compensation for our executive officers, including for Dr. Smith. In making compensation decisions, our management and board look at various metrics of our company’s performance, including gross revenues, the fair market value of our common stock, and operating earnings (such as EBIT, EBITDA and net earnings).
     Base Salary. Base salary is used to recognize the experience, skills, knowledge and responsibilities required of executive officers, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the mean of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, with the Board of Directors examining detailed compensation surveys in all markets in which we operate, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

     In connection with the proposed acquisition by our company of Superior, our board of directors re-evaluated the appropriate base salaries of our executive officers in light of the increased size of the combined business and the increased responsibilities of our executive officers. Based on this analysis, the board of directors has agreed to increase the base salaries of our executive officers effective upon the completion of the acquisition, as more fully discussed in our S-4/A filed April 9, 2007.
     Discretionary Annual Cash Bonus. Our board of directors has the authority to award discretionary annual cash bonuses to our executive officers. The annual incentive bonuses are intended to compensate our executive officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to financial factors such as revenue growth, improving our results of operations and increasing the price per share of our capital stock, and individual performance factors such as responsibilities, improvement and diligence.
     The discretionary bonus is normally paid in a single installment in the first quarter following the completion of our fiscal year. The actual amount of a discretionary bonus will be determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter in 2007. The board of directors has not fixed a maximum payout for any annual discretionary cash bonus.
     Our board of directors has not considered whether it would attempt to recover bonuses paid based on our financial performance where our financial statements are restated in a downward direction sufficient to reduce the amount of bonus that should have been paid under any applicable bonus criteria.
     Equity Compensation. We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. Our stock compensation plans have been established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders. Our board of directors believes that the use of stock and stock-based awards offers the best approach to achieving this goal. We have not adopted stock ownership requirements or guidelines. Aside from Dr. Smith, our stock compensation plans have provided the principal method for our executive officers and directors to acquire equity or equity-linked interests in our company.
     Our 2006 equity incentive plan authorizes us to grant options to purchase shares of common stock and stock awards to our employees (including executives), directors and consultants. Our board has appointed our chairman of the board, Dr. Smith, as the administrator of the plan. In the case of awards intended to qualify as “performance-based-compensation” excludable from the deduction limitation under Section 162(m) of the Internal Revenue Code, the administrator will consist of two or more “outside directors” within the meaning of Section 162(m). The administrator has the authority, among other things, to:
•	select the individuals to whom awards will be granted and to determine the type of award to grant;

•	determine the terms of the awards, including the exercise price, the number of shares subject to each award, the exercisability of the awards, and the form of consideration payable upon exercise;

•	provide for a right to dividends or dividend equivalents; and

•	interpret the plan and adopt rules and procedures relating to administration of the plan.
     Except to the extent prohibited by any applicable law, the administrator may delegate to one or more individuals the day-to-day administration of the plan.
     Stock option grants are made at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. Stock options have an exercise price equal to the fair market value of our common stock on the day of grant. The plan permits payment in the form of cash, check or wire transfer, other shares of our common stock, cashless exercises, any other form of consideration and method of payment permitted by applicable laws, or any combination thereof.

     An option granted under the plan generally cannot be exercised until it vests. The administrator establishes the vesting schedule of each option at the time of grant and the option will expire at the times established by the administrator. After termination of the optionee’s service, he or she may exercise his or her option for the period stated in the option agreement, to the extent the option is vested on the date of termination. If termination is due to death or disability, the option generally will remain exercisable for twelve months following such termination. In all other cases, the option generally will remain exercisable for three months. Nevertheless, an option may never be exercised later than the expiration of its term. The term of any stock option may not exceed ten years, except that with respect to any participant who owns 10% or more of the voting power of all classes of our outstanding capital stock, the term for incentive stock options must not exceed five years.
     Severance Payments. Dr. Smith has a current severance arrangement in his current employment agreement. In addition, in connection with the proposed acquisition by our company of Superior, our board of directors has agreed to make severance payments to Dr. Smith and Messrs. Oyster and Benson in new employment agreements conditioned upon the completion of the acquisition, as more fully in our S-4/A filed April 9, 2007. Our board has agreed to these severance provisions in recognition of the longevity of service by these executive officers to our company, and to protect these executive officers should our company acquire Superior. We believe that most of the severance provisions are customary and in accordance with market practice. The single trigger for the payment of severance in the event of a “change in control” of our company to some executives was to protect our senior executives and in consideration of the agreement by Dr. Smith to relinquish his majority voting power in our company.
     Impact on Compensation of Proposed Acquisition by Our Company of Superior. Our board of directors has the discretion to revise, amend or add to the benefits and perquisites of our executive officers. Based on the review of other executive compensation arrangements in the equivalent industries and markets and in connection with the proposed acquisition by our company of Superior, our board of directors re-evaluated the appropriate compensation structure of our executive officers in light of the increased size of the combined business and the increased responsibilities and commitment required of our executive officers. Based on this evaluation, our board of directors has agreed to add additional benefits, including but not limited to increases in salary, increases in bonuses, and life and disability insurance, to certain of our executive officers upon the consummation of the combination, as more fully discussed in in our S-4/A filed April 9, 2007.
Tax and Accounting Implications
     Deductibility of Executive Compensation. As part of its role, our board of directors reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. Our board of directors believes that compensation paid to our executive officers are generally fully deductible for federal income tax purposes. However, in certain situations, certain of the independent members of our board of directors may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation of our executive officers.
     Nonqualified Deferred Compensation. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not become effective yet, we believe the Company is operating in good faith compliance with the statutory provisions which became effective January 1, 2005. A more detailed discussion of the Company’s nonqualified deferred compensation arrangements is provided in the section entitled “Nonqualified Deferred Compensation” beginning on page 23.
     Accounting for Stock-Based Compensation. Effective January 1, 2006, we began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R).

Conclusion
     Our compensation practices are designed to retain and motivate our senior executive officers and to ultimately reward them for outstanding performance.
Executive Compensation
     The following information is furnished with respect to each of the most highly compensated executive officers of DGSE whose cash compensation from DGSE and its subsidiaries during DGSE’s last fiscal year exceeded $100,000.
Summary Compensation Table

				All Other
		Salary	Bonus	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)
Dr. L.S. Smith	2006	180,000	100,000	30,000 (1)	310,000
Chief executive officer	2005	178,739	67,500	30,000 (1)	276,239

John Benson	2006	102,308	30,000	—	132,308
Chief financial officer	2005	98,443	25,200	—	123,443

William H. Oyster	2006	165,000	60,000	—	225,000
President and chief operating officer	2005	163,735	45,400	—	207,735

S. Scott Williamson
Executive vice president	2006	105,000	3,500	—	108,500
— consumer finance	2005	99,933	2,500	—	102,433

(1)	Dr. Smith is provided a monthly automobile allowance and a $2,000 per month home office allowance.
Grants of Plan-Based Awards
     We did not grant any awards under any plan in fiscal year 2006.
Outstanding Equity Awards at Fiscal Year-End
     The following table summarizes unexercised options to purchase shares of our common stock and equity plan awards outstanding at December 31, 2006 for each executive officer identified in the Summary Compensation Table above. All options were fully vested and exercisable at the time of grant and expire 180 days after termination of service:

	Number of Securities
	Underlying	Option Exercise
	Unexercised Options	Price
Name and Principal Position	(#) Exercisable	($)
Dr. L.S. Smith	577,777	2.25
Chief executive officer	267,857	1.12

John Benson
Chief financial officer	150,000	2.02

William H. Oyster
President and chief operating officer	250,000	2.23

S. Scott Williamson
Executive vice president — consumer finance	20,000	2.43

Option Exercises and Stock Vested
     No executive officer identified in the Summary Compensation Table above exercised an option in fiscal year 2006, and no shares of stock vested with respect to any of those executive officers.
Pension Benefits
     We do not have any plan which provides for payments or other benefits at, following, or in connection with retirement.
Nonqualified Deferred Compensation
     We do not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.
Employment Agreements
     On July 1, 1997, DGSE entered into an Amended and Restated Employment Agreement with Dr. Smith pursuant to which Dr. Smith was employed as an executive officer of DGSE. The agreement has an initial term of ten years, and may be extended by the DGSE board of directors for additional five-year renewal terms. Under the agreement, Dr. Smith is entitled to (i) a base annual salary of $180,000, or such greater amount as the board of directors or the compensation committee approves, (ii) a discretionary cash bonus or other incentive compensation in an amount determined by the board of directors, (iii) participation in DGSE’s employee benefit programs, (iv) a $5,000 annual allowance for professional legal and accounting services rendered to Dr. Smith personally, and (v) an allowance for the maintenance of a home office and an automobile. The agreement may be terminated by DGSE at any time, with or without cause, and by Dr. Smith upon sixty days notice.
     Mr. Oyster is an at-will employee and his current base salary is $165,000 per year. Mr. Oyster participates in a DGSE bonus program and benefit and other incentives at the discretion of the compensation committee of the DGSE board of directors.
     Mr. Benson is an at-will employee and his current base salary is $110,000 per year. Mr. Benson participates in a DGSE bonus program and benefit and other incentives at the discretion of the compensation committee of the DGSE board of directors.
     Mr. Williamson is an at-will employee and his current base salary is $105,000 per year. Mr. Williamson participates in a DGSE bonus program and benefit and other incentives at the discretion of the compensation committee of the DGSE board of directors.
     Our board of directors has approved amended and restated employment agreements for Dr. Smith, and a new employment agreement for Mr. Oyster and Mr. Benson, in each case contingent upon the closing of the combination with Superior. For more information about these contingent employment agreements, see our S-4/A filed April 9, 2007.
Potential Payments Upon Termination Or Change-In-Control
     Under Dr. Smith’s employment agreement, in the event we terminate Dr. Smith’s employment due to death or incapacity, Dr. Smith (or his legal representative) will be entitled to continue receiving his current base salary for one year. If Dr. Smith would have been terminated for either reason on January 1, 2007, we would have been obligated to pay him $180,000 in 26 bi-weekly installments of $6,923 each.
     In the event we (i) do not elect to renew the employment agreement upon the expiration of the initial term or a renewal term, (ii) terminate Dr. Smith other than for “due cause” and other than for death or incapacity, (iii) demote Dr. Smith to a non-executive position, or (iv) decrease Dr. Smith’s annual salary or other benefits below the minimum level specified above, other than for amendments to or terminations of employee benefit plans applicable to all executives; which the agreement refers to as a constructive termination, Dr. Smith will be entitled to receive (i) a lump sum payment of his base salary for the remainder of the current year, and (ii) subject to Dr. Smith complying with his non-compete obligations specified in the agreement, his “salary” until the date ending on the expiration of the initial term or, if later, 36 months from his constructive termination, payable monthly in 36 equal installments. If Dr. Smith would have constructively terminated on January 1, 2007, we would have been obligated to pay him $180,000 as a lump sum payment and $6,981 per month for a period of 36 months.
     In the event after a “change in control” of our company occurs and within one year thereafter either Dr. Smith voluntarily terminates his employment upon 60 days notice, or we either do not elect to renew the employment agreement upon the expiration of the initial term or a renewal term or terminate Dr. Smith other than for “due cause”, we would be obligated to pay him his “salary” for the remainder of the current year plus five additional years (discounted at 8% per annum), payable at Dr. Smith’s option in a lump sum or in four equal installments over a three-year period at 8% interest. If a “change in control” were to have occurred and Dr. Smith’s employment were to have terminated under one of those circumstances on January 1, 2007, we would have been obligated to pay him, at his election, either $1.25 million as a lump sum payment, or payments of $314,000, $339,000, $366,000 and $395,000 on the date 30 days, 12 months, 24 months and 36 months after the date of termination of his employment.
     For purposes of Dr. Smith’s employment agreement:
•	“salary” is defined as Dr. Smith’s base salary plus his average cash bonus and other cash incentive compensation paid over the three most recent years;

•	“due cause” is defined as (A) an intentional and material misapplication by Dr. Smith of our company funds, or any other material act of dishonesty committed by Dr. Smith, (B) Dr. Smith’s continued material breach or nonperformance of his employment agreement 30 days after notice of the breach has been provided, or (C) any other act by Dr. Smith involving willful and material malfeasance or gross negligence in the performance of his duties; and

•	“change in control” is defined as (A) any person or group becomes the beneficial owner of shares representing 30% or more of the voting power of our company, (B) in any 12-month period, our directors at the beginning of that period cease to constitute a majority of our board of directors and a majority of the initial directors still in office neither elected all of the new directors nor nominated them all for election by our stockholders, or (C) a person or group acquires in any 12-month period gross assets of our company constituting at least 50% of the fair market value of all our gross assets.
Compensation Committee Interlocks and Insider Participation
     Since we have elected to be classified as a “Controlled Company” under Nasdaq Marketplace Rule 4350, we do not have a compensation committee of the board of directors, or any committee performing similar functions. During 2006, none of our directors or executive officers is known by us to have served on the board of directors or compensation (or equivalent) committee of any entity one of whose directors or officers serve on our board of directors.
     Dr. Smith and Mr. Oyster, who are our company named executive officers, served on our board of directors in 2006 and participated in deliberations of the board concerning executive officer compensation. No other current or past executive officers of our company serve on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS.
OWNERSHIP OF DGSE COMPANIES, INC. CAPITAL STOCK
     The following sets forth information as of March 31, 2007 with respect to our common stock owned beneficially by our directors, executive officers and by directors and officers as a group. The information contained herein has been obtained from our records, from various filings made by the named individuals with the SEC, or from information furnished directly by the individual to us:

	Amount and Nature
	of Beneficial		Percent
Name and Address of Beneficial Owner	Ownership(1)		of Class(1)
Dr. L. S. Smith, Ph.D. Director, chairman and chief executive officer 519 Interstate 30, #243 Rockwall, Texas 75087	3,164,665	(2),(8)	54.95%

William H. Oyster Director and president(3)	290,115	(4)	5.62%

John Benson Chief financial officer(3)	161,500	(5)	3.19%

S. Scott Williamson Executive vice president(3)	20,000	(6)	*

William P. Cordeiro Director P.O. Box 6010 Malibu, CA 90264	27,500	(7)	*

Craig Alan-Lee Director 11230 Dilling Street North Hollywood, California 91602	325,000	(8)	6.61%

Alfred W. Slayton Director 3007 Washington Blvd., Suite 220 Marina Del Rey, CA 90292	8,200		*

All directors and officers as a group (7 individuals)	3,996,980	(9)	64.29%

(1)	Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 4,913,290 shares of common stock outstanding as of February 5, 2007. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as otherwise stated in the footnotes below. For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of January 31, 2007, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. A “*” indicates less than one percent.

(2)	Includes 577,777 and 267,857 shares currently exercisable under stock options with exercise prices of $2.25 and $1.12 per share, respectively, and 493,282 shares subject to proxies pursuant to which Dr. L.S. Smith holds sole voting power.

(3)	The address for Messrs. Oyster, Benson and Williamson is 2817 Forest Lane, Dallas, Texas 75234.

(4)	Includes 250,000 shares currently exercisable under stock options with an average exercise price of $2.23 per share. In addition, W.H. Oyster has granted Dr. L.S. Smith a proxy to vote 38,615 of his currently outstanding shares.

(5)	Includes 150,000 shares currently exercisable under stock options with an average exercise price of $2.02 per share. In addition, John Benson has granted Dr. L.S. Smith a proxy to vote his 11,500 shares currently outstanding.

(6)	Includes 20,000 shares currently exercisable under stock options with an exercise price of $2.43 per share.

(7)	Includes 22,500 shares currently exercisable under stock options with an exercise price of $2.47 per share and 5,000 shares owned by Bartik, Cordeiro & Associates, as to which Mr. Cordeiro has shared voting and investment powers.

(8)	Craig Alan-Lee has granted Dr. L.S. Smith a proxy to vote his 320,000 shares currently outstanding.

(9)	Includes 577,777, 267,857, 250,000, 150,000, 45,000, 10,000 and 20,000 shares currently exercisable under stock options with an exercise price or average price, as the case may be, of $2.25, $1.12, $2.23, $2.02, $2.47, $2.82 and $2.43, respectively, and 493,282 shares subject to proxies granting Dr. L.S. Smith sole voting powers.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
None.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     BKR Cornwell Jackson served as our independent registered public accounting firm for the 2006 and 2005 fiscal years. The aggregate fees billed by BKR Cornwell Jackson for the fiscal years ended December 31, 2006 and December 31, 2005 for the professional services described below are as follows:

Description of service:	2006	2005
Audit Fees(1)	$38,170	$34,900
Audit-Related Fees	$0	$0
Tax Fees	$12,131	$9,950
All Other Fees(2)	$29,169	$29,575

(1)	Represents the aggregate fees billed by BKR Cornwell Jackson for professional services rendered for the audit of our annual financial statements for 2006 and 2005.

(2)	Represents the aggregate fees billed by BKR Cornwell Jackson for professional services rendered for the review of quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30 for the years 2006 and 2005. During 2006, BKR Cornwell Jackson provided additional professional services for due diligence requirements for the Superior Galleries acquisition and consultation on a routine IRS audit.

     We have selected BKR Cornwell Jackson to be our independent registered public accounting firm for our current fiscal year. We anticipate, from time to time, obtaining competitive proposals from other registered independent public accounting firms for our annual audit. Based upon the analysis of this information, we will determine which registered independent public accounting firm to engage to perform our annual audit each year.
PART IV
ITEM 15. EXHIBITS.

Exhibit	Description

31.1	Certification of L.S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer.

31.2	Certification of John Benson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer .

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DGSE Companies, Inc.

By:	/s/ L. S. Smith L. S. Smith	Dated: April 26, 2007
Chairman of the Board,
Chief Executive Officer and Secretary
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ L. S. Smith L.S Smith	Dated: April 26, 2007
Chairman of the Board,
Chief Executive Officer and Secretary

By:	/s/ W. H. Oyster W. H. Oyster	Dated: April 26, 2007
Director, President and Chief Operating Officer

By:	/s/ John Benson John Benson	Dated: April 26, 2007
Chief Financial Officer
(Principal Accounting Officer)

By:	/s/ William P. Cordeiro Director	Dated: April 26, 2007

By:	/s/ Craig Allan-Lee Director	Dated: April 26, 2007

By:	/s/Alfred Slayton Director	Dated: April 26, 2007