Form 10-Q
period 2007-03-31
DGSE COMPANIES INC
filed 2007-05-07
CIK 701719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 1-11048

______________

DGSE Companies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0097334
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2817 Forest Lane
Dallas, Texas 75234
(972) 848-3662

(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant’s Principal Executive Offices)

None

(Former name, former address and former
fiscal year, if changed since last report)

______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2007:

Class	Outstanding
Common stock, $.01 par value per share	4,913,290

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.
	Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	1
	Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006	2
	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11
Item 4.	Controls and Procedures.	11

PART II. OTHER INFORMATION
Item 3.	Legal Proceedings.	12
Item 5.	Other Information.	12
Item 6.	Exhibits.	12
SIGNATURES

i

DGSE COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$123,499	$1,210,282
Trade receivables	983,817	1,053,454
Inventories	8,113,746	7,796,028
Prepaid expenses	236,385	192,379
Prepaid federal income tax	40,192	97,472
Total current assets	9,497,639	10,349,615
Marketable securities – available for sale	57,879	57,879
Property and equipment, net	1,048,221	1,024,405
Deferred income taxes	18,031	7,152
Goodwill	837,117	837,117
Other assets	976,719	869,398
	$12,435,606	$13,145,566

LIABILITIES
Current Liabilities:
Notes payable	$183,708	$183,708
Current maturities of long-term debt	4,104,326	259,273
Accounts payable – trade	390,965	828,323
Accrued expenses	235,680	721,305
Customer deposits	270,544	171,912
Total current liabilities	5,185,223	2,164,521
Long-term debt, less current maturities	390,608	4,303,685
	5,575,831	6,468,206

Stockholders’ Equity
Common stock, $.01 par value; 10,000,000 shares authorized; 4,913,290 shares issued and outstanding at the end of each period in 2007 and 2006	49,133	49,133
Additional paid-in capital	5,708,760	5,708,760
Accumulated other comprehensive loss	(132,245)	(132,245)
Retained earnings	1,234,127	1,051,712
	6,859,775	6,677,360
	$12,435,606	$13,145,566

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	unaudited
Revenue
Sales	$9,976,378	$9,628,653
Consumer loan service charges	113,425	92,344
Management fees	150,000	—
	10,239,803	9,720,997

Costs and expenses
Cost of goods sold	8,405,391	8,168,080
Selling, general and administrative expenses	1,401,005	1,212,041
Depreciation and amortization	49,780	39,300
	9,856,176	9,419,421
Operating income	383,627	301,576

Other expense
Interest expense	107,240	76,606
Earnings before income taxes	276,387	224,970
Income tax expense	93,972	76,490
Net earnings	$182,415	$148,480
Earnings per common share – basic and diluted	$0.04	$0.03

Weighted average number of common shares:
Basic	4,913,290	4,913,290
Diluted	5,020,436	4,913,290

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	unaudited
Cash flows from operating activities
Net earnings	$182,415	$148,480
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	49,780	39,300
(Increase) decrease in operating assets and liabilities
Trade receivables	97,256	(113,091)
Inventories	(317,718)	(241,046)
Prepaid expenses and other current assets	(44,006)	(33,469)
Accounts payable and accrued expenses	(939,845)	(636,787)
Customer deposits	98,632	76,942
Federal income taxes payable	57,280	76,490
Other assets	(22,357)	(9,002)
Net cash used in operating activities	(838,563)	(692,183)
Cash flows from investing activities
Pawn loans made	(77,851)	(124,500)
Pawn loans repaid	46,988	108,699
Recovery of pawn loan principal through sale of forfeited collateral	20,396	21,515
Pay day loans made	(73,866)	(58,583)
Pay day loans repaid	63,123	40,279
Purchase of property and equipment	(74,022)	(2,361)
Merger costs paid	(84,964)	—
Net cash used in investing activities	(180,196)	(14,951)
Cash flows from financing activities
Proceeds from notes issued	—	350,000
Repayments of notes payable	(68,024)	(422,678)
Net cash used in financing activities	(68,024)	(72,678)
Net Decrease in Cash and Cash Equivalents	(1,086,783)	(779,812)
Cash and cash equivalents at beginning of period	1,210,282	1,042,834
Cash and cash equivalents at end of period	$123,499	$263,022

Supplemental disclosures:

Interest paid for the three months ended March 31, 2007 and 2006 was $99,019 and $79,940, respectively.

Income taxes paid for the three months ended March 31, 2007 and 2006 was $50,000 and $0, respectively.

Pawn loans forfeited and transferred to inventory amounted to $20,396 and $66,818, respectively, for the three months ended March 31, 2007 and 2006.

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — Basis of Presentation

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

The interim financial statements of DGSE Companies, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

2 — Trade Receivables

Pawn loans receivable in the amount of $112,260 and $105,787 as of March 31, 2007 and 2006, respectively, are included in the Consolidated Balance Sheets caption trade receivables as of these respective dates. The related pawn service charges receivable in the amount of $37,371 and $31,075 as of March 31, 2007 and 2006, respectively, are also included in the Consolidated Balance Sheets caption trade receivables as of these respective dates. Pay day loans receivable in the amount of $80,979 as of March 31, 2007 and $53,026 as of March 31, 2006, respectively, are also included in the Consolidated Balance Sheets caption trade receivables as of these respective dates.

3 — Earnings per Share

A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the periods ended March 31, 2007 and 2006 is as follows:

	2007			2006
	Three Months Ended March 31,			Three Months Ended March 31,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$182,415	4,913,290	$0.04	148,480	4,913,290	$0.03
Effect of dilutive stock options	—	107,146	—	—	—	—
Diluted earnings per common share	$182,415	5,020,436	$0.04	148,480	4,913,290	$0.03

DGSE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 — Business Segment Information

Management identifies reportable segments by product or service offered. Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations. Our operations by segment for the three months ended March 31 were as follows:

	Retail Jewelry	Wholesale Jewelry	Bullion	Rare Coins	Corporate and Other	Consolidated
	(in thousands)
Revenues
2007	$3,951	$1,336	$3,343	$1,286	$324	$10,240
2006	3,228	1,121	3,880	1,334	158	9,721

Net income (loss)
2007	62	43	53	9	15	182
2006	40	24	62	68	(46)	148

Identifiable assets
2007	9,094	1,907	259	237	938	12,435
2006	8,408	1,894	325	145	658	11,430

Capital Expenditures
2007	71	—	—	—	3	74
2006	3	—	—	—	(1)	2

Depreciation and amortization
2007	24	—	—	—	26	50
2006	24	—	—	—	15	39

5 — Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for all share based payment awards to employees and directors including employee stock options granted under our employee stock option plan. As all options outstanding have vested prior to December 31, 2005, no stock based compensation expense has been recorded as of March 31, 2007.

6 — New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 had no impact on our financial statements for the quarter ended March 31, 2007.

DGSE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 — Recent Developments

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

Consummation of the merger is subject to numerous closing conditions, including stockholder approval of the merger agreement by our and Superior’s stockholders; approval by our stockholders of an increase in the number of authorized shares of our common stock; absence of governmental restraints; effectiveness of our registration statement on Form S-4, File No. 333-140890, which we filed with the SEC on April 20, 2007, registering the shares of our common stock to be issued to Superior stockholders; the exchange by SIBL of approximately $8.4 million in debt for shares of Superior common stock; the effectiveness of a corporate governance agreement relating to the nomination of our directors after the merger; and the provision by SIBL or one of its affiliates of a new secured credit facility of $11.5 million to Superior. The merger agreement allows us or Superior to terminate the merger agreement upon the occurrence (or non-occurrence) of certain events.

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

DGSE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 — Recent Developments – (continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," “would,” "expect," "intend," “could,” "estimate," “should,” "anticipate" or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:

•

uncertainties regarding price fluctuations in the price of gold and other precious metals;

•

our ability to manage inventory fluctuations and sales;

•

changes in governmental rules and regulations applicable to the specialty financial services industry;

•

the results of any unfavorable litigation;

•

interest rates;

•

economic pressures affecting the disposable income available to our customers;

•

our ability to maintain an effective system of internal controls;

•

the other risks detailed from time to time in our SEC reports.

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Our Business

We sell jewelry, bullion products and rare coins to both retail and wholesale customers throughout the United States and makes collateralized loans to individuals. Our products are marketed through our facilities in Dallas, Texas and Mt. Pleasant, South Carolina and through our internet web sites.

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

Our wholly-owned subsidiary, National Pawn, formerly Jewelry Exchange, Inc., operates a pawn shop in Dallas, Texas. We have focused the operations of the pawn location on sales and pawn loans of jewelry products.

In January 2005 we began offering unsecured payday loans through our wholly owned subsidiary American Pay Day Centers, Inc. which operates three locations in New Mexico.

Recent Developments

On January 6, 2007, we entered into an Amended and Restated Agreement and Plan of Merger and Reorganization, which we refer to as the merger agreement, with Superior Galleries, Inc., a Delaware corporation which we refer to as Superior, DGSE Merger Corp., a wholly-owned subsidiary of our company which we refer to as our merger subsidiary, and Stanford International Bank Ltd., the largest Superior stockholder which we refer to as SIBL, as stockholder agent. Subject to terms and conditions of the merger agreement, our company will issue approximately 3.6 million shares of our common stock to the Superior stockholders and Superior will become a wholly-owned subsidiary of DGSE. In addition, our company will assume a number of options (including options granted to Superior employees, officers and directors pursuant to Superior’s stock option plans) disclosed by Superior in connection with the merger. The consummation of the acquisition is subject to a number of conditions.

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

We expect the acquisition of Superior to close in the second quarter of our 2007 fiscal year. For additional information about the planned acquisition, please see our current report on Form 8-K filed with the SEC on January 9, 2007 and our related registration statement on Form S-4/A, File No. 333-140890, filed with the SEC on April 20, 2007.

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

Results of Operations

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Sales increased by $347,725 or 3.6%, during the three months ended March 31, 2007 as compared to 2006. This increase was primarily the result of a $723,000, or 22.4%, increase in retail jewelry sales, a $215,000, or 19.2%, increase in wholesale jewelry sales offset by a $537,000, or 13.8%, decrease in bullion sales and a $48,000, or 3.6%, decrease in the sale of rare coin products. The increase in both retail and wholesale jewelry sales were due to higher gold prices and improved activity from our customers. The decrease in rare coin and bullion sales were the result of less volatile gold prices during the first quarter of 2007 as compared to 2006. Consumer loan service fees increased $21,081, or 22.8%, in 2007 due to an increase in pay day loans outstanding during the period. Cost of goods as a percentage of sales decreased from 84.8% in 2006 to 84.3 % in 2007. This slight decrease was due to the decrease in rare coin and bullion revenue as a percentage of total sales.

Selling, general and administrative expenses increased by $188,964, or 15.6%, during the three months ended March 31, 2007 as compared to 2006. This increase was primarily due to an increase in staff and payroll related cost of $131,340 and higher advertising cost of $27,942. The increase in staff was necessary to build our intra-structure in preparation for potential acquisitions, including Superior Galleries, Inc. and the opening of our new pawn shop in January 2007. The increase in advertising was necessary in order to attract new customers in our local markets. Depreciation and amortization increased by $10,480, or 26.7%, during 2007 due to certain assets becoming fully depreciated in 2006 and additional assets being purchased in the first quarter of 2007.

Income taxes are provided at the corporate rate of 34% for both 2007 and 2006.

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

Liquidity and Capital Resources

We expect capital expenditures to total approximately $150,000 during the next twelve months. It is anticipated that these expenditures will be funded from working capital and our credit facility. As of March 31, 2007 there were no commitments outstanding for capital expenditures.

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

Our ability to finance our operations and working capital needs are dependent upon management’s ability to negotiate extended terms or refinance its debt. We have historically renewed, extended or replaced short-term debt as it matures and management believes that we will be able to continue to do so in the near future.

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

On January 6, 2007, we entered into an Amended and Restated Agreement and Plan of Merger and Reorganization with Superior Galleries, Inc. For further information please refer to the “Recent Developments” section earlier in this report and our Form 8-K filed on January 6, 2007. As of March 31, 2007, we have incurred $654,746, in legal and other costs related to this acquisition. Legal and other cost related to the acquisition has been classified as other assets on the balance sheet.

	Payments Due by Period
Contractual Cash Obligations	Total	2007	2008 – 2009	2010 – 2011	Thereafter

Notes payable	$183,708	$183,708	$—	$—	$—
Long-term debt and capital leases	4,494,934	212,887	4,039,780	123,800	118,467
Federal income taxes	269,807	269,807	—	—	—
Operating Leases	493,473	162,032	313,141	18,300	—
Total	$5,441,922	$828,434	$4,352,921	$142,100	$118,467

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

Changes in internal controls. For the quarter ended March 31, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 3. Legal Proceedings

We are not a party to any material pending legal proceedings which are expected to have a material adverse effect on us and none of our property is the subject of any material pending legal proceedings.

Item 5. Other Information.

None.

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

None.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: May 7, 2007
L. S. Smith Chairman of the Board, Chief Executive Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: May 7, 2007
L. S. Smith Chairman of the Board, Chief Executive Officer and Secretary

By:	/s/ W. H. Oyster	Dated: May 7, 2007
W. H. Oyster Director, President and Chief Operating Officer

By:	/s/ John Benson	Dated: May 7, 2007
John Benson Chief Financial Officer (Principal Accounting Officer)