Form 10-Q
period 2007-06-30
DGSE COMPANIES INC
filed 2007-08-14
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-11048
DGSE Companies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0097334
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2817 Forest Lane
Dallas, Texas 75234
(972) 484-3662
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2007:

Class	Outstanding

Common stock, $.01 par value per share	9,899,664

i

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
DGSE Companies, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$1,018,129	$1,210,282
Trade receivables	3,083,096	1,053,454
Inventories	11,895,220	7,796,028
Prepaid expenses	426,560	192,379
Prepaid federal income tax	—	97,472

Total current assets	16,423,005	10,349,615
Marketable securities – available for sale	57,879	57,879
Property and equipment, net	1,373,212	1,024,405
Deferred income taxes	18,031	7,152
Goodwill	13,211,152	837,117
Other assets	309,642	869,398

	$31,392,921	$13,145,566

LIABILITIES
Current Liabilities:
Notes payable	$183,708	$183,708
Current maturities of long-term debt	259,273	259,273
Accounts payable – trade	2,122,517	828,323
Accrued expenses	459,673	721,305
Customer deposits	552,654	171,912
Federal income tax payable	102,929	—

Total current liabilities	3,680,754	2,164,521

Long-term debt, less current maturities	7,862,881	4,303,685

	11,543,635	6,468,206

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,470,357 and 4,913,290 shares issued and outstanding at the end of each period in 2007 and 2006, respectively	94,704	49,133
Additional paid-in capital	18,374,867	5,708,760
Accumulated other comprehensive loss	(132,245)	(132,245)
Retained earnings	1,511,960	1,051,712

	19,849,286	6,677,360

	$31,392,921	$13,145,566

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2007	2006
	Unaudited
Revenue
Sales	$12,351,892	$12,444,265
Consumer loan service charges	125,162	101,788
Management fees	100,000	—

	12,577,054	12,546,053

Costs and expenses
Cost of goods sold	10,243,881	10,760,456
Selling, general and administrative expenses	1,704,635	1,261,648
Depreciation and amortization	71,939	39,715

	12,020,455	12,061,819
Operating income	556,599	484,234

Other expense (income)
Interest expense	137,896	73,975
Other income	(2,251)	—

Earnings before income taxes	420,954	410,259

Income tax expense	143,121	139,488

Net earnings	$277,833	$270,771

Earnings per common share – basic	$0.05	$0.05

Earnings per common share – diluted	$0.04	$0.05
Weighted average number of common shares:
Basic	5,320,964	4,913,290
Diluted	6,731,618	5,045,242
The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2007	2006
	Unaudited
Revenue
Sales	$22,328,270	$22,072,918
Consumer loan service charges	238,587	194,132
Management fees	250,000	—

	22,816,857	22,267,050

Costs and expenses
Cost of goods sold	18,649,272	18,928,536
Selling, general and administrative expenses	3,105,640	2,473,689
Depreciation and amortization	121,719	79,015

	21,876,631	21,481,240

Operating income	940,226	785,810

Other expense (income)
Interest expense	245,136	150,581
Other income	(2,251)	—

Earnings before income taxes	697,341	635,229

Income tax expense	237,093	215,978

Net earnings	$460,248	$419,251

Earnings per common share – basic	$0.09	$0.09

Earnings per common share – diluted	$0.08	$0.08

Weighted average number of common shares:
Basic	5,117,127	4,913,290
Diluted	5,876,827	4,955,530
The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2007	2006
	Unaudited
Cash flows from operating activities
Net earnings	$460,248	$419,251
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	121,719	79,015
Change in assets and liabilities:
(Increase) Decrease in trade receivables	(787,467)	(225,008)
(Increase) Decrease in Inventories	151,724	(448,094)
(Increase) Decrease in prepaid expenses and other assets	(470,052)	(20,956)
(Increase) Decrease in other long term assets	(6,574)	(150,831)
Increase (Decrease) in accounts payable and accrued expenses	(209,052)	(636,661)
Increase (Decrease) in customer deposits	261,929	42,482
Increase (Decrease) in income taxes payable	200,401	140,978

Net cash provided (used) in operating activities	(288,754)	(799,824)

Cash flows from investing activities
Pawn loans made	(340,725)	(266,210)
Pawn loans repaid	215,453	218,069
Recovery of pawn loan principal through sale of forfeited collateral	58,887	45,543
Pay day loans made	(155,451)	(126,770)
Pay day loans repaid	120,335	80,163
Purchase of property and equipment	(103,529)	(5,374)
Acquisition of Euless Gold & Silver	(600,000)	—
Deal Cost	(395,280)	—

Net cash used in investing activities	(1,200,310)	(54,549)

Cash flows from financing activities

Proceeds from notes issued	1,359,077	500,000
Repayments of notes payable	(140,529)	(489,964)
Conversion of warrants	78,363	—

Net cash provided by financing activities	1,296,911	10,036
NET DECREASE IN CASH AND CASH EQUIVALENTS	(192,153)	(844,367)

Cash and cash equivalents at beginning of period	1,210,282	1,042,834

Cash and cash equivalents at end of period	$1,018,129	$98,467

Supplemental disclosures:
Interest paid for the three months ended June 30, 2007 and 2006 was $110,219 and $68,655, respectively. Income taxes paid for the three months ended June 30, 2007 and 2006 was $0 and $75,000, respectively. Pawn loans forfeited and transferred to inventory amounted to $38,491 and $24,028, respectively, for the three months ended June 30, 2007 and 2006.
Interest paid for the six months ended June 30, 2007 and 2006 was $209,238 and $148,595, respectively. Income taxes paid for the six months ended June 30, 2007 and 2006 was $50,000 and $75,000, respectively. Pawn loans forfeited and transferred to inventory amounted to $58,887 and $45,543, respectively, for the six months ended June 30, 2007 and 2006.
The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation.
The accompanying unaudited condensed consolidated financial statements of DGSE Companies, Inc. and Subsidiaries include the financial statements of DGSE Companies, Inc. and its wholly-owned subsidiaries, DGSE Corporation, National Pawn, Inc., Charleston Gold and Diamond Exchange, Inc., Superior Galleries, Inc. and American Pay Day Centers, Inc. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.
The interim financial statements of DGSE Companies, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2006 and our quarterly report on Form 10Q for the three months ended March 31, 2007. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year’s consolidated financial statements to conform to the current year presentation.
(2) Inventory.
A summary of inventories is as follows:

	June 30,2007	December 31 2006
Jewelry	$8,422,682	$7,022,453
Rare coins	2,587,846	235,099
Bullion	343,660	113,867
Scrap gold	334,571	374,284
Other	206,461	50,325

Total	$11,895,220	$7,796,028

(3) Trade Receivables.
Pawn loans receivable in the amount of $147,889 and $113,381 as of June 30, 2007 and 2006, respectively, are included in the Consolidated Balance Sheets caption trade receivables as of these respective dates. The related pawn service charges receivable in the amount of $43,054 and $32,340 as of June 30, 2007 and 2006, respectively, are also included in the Consolidated Balance Sheets caption trade receivables as of these respective dates. Pay day loans receivable in the amount of $95,073 as of June 30, 2007 and $61,887 as of June 30, 2006, respectively, are also included in the Consolidated Balance Sheets caption trade receivables as of these respective dates.

DGSE COMPANIES, Inc. and Subsidiaries
(4) Earnings per share.
A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the three and six month periods ended June 30, 2007 and 2006 is as follows:

	2007			2006
	Three months ended June 30,			Three months ended June 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share
Basic earnings per common share	$277,833	5,320,964	$0.05	$270,771	4,913,290	$0.05
Effect of dilutive stock options	—	1,410.654	(0.01)	—	131,952	—

Diluted earnings per common share	$277,833	6,731,618	$0.04	$270,771	5,045,242	$0.05

	2007			2006
	Six months ended June 30,			Six months ended June 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share
Basic earnings per common share	$460,248	5,117,127	$0.09	$419,251	4,913,290	$0.09
Effect of dilutive stock options	—	759,700	(0.01)	—	42,240	(.01)

Diluted earnings per common share	$460,248	5,876,827	$0.08	$419,251	4,955,530	$0.08

(5) Business segment information.
Management identifies reportable segments by product or service offered. Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations. Our operations by segment for the six months ended June 30 were as follows:

	Retail	Wholesale		Rare		Corporate
(In thousands)	Jewelry	Jewelry	Bullion	Coins	Auctions	and Other	Consolidated
Revenues
2007	$8,056	$2,843	$6,287	$4,622	$326	$683	$22,817
2006	7,560	2,303	9,591	2,518	—	295	22,267

Net earnings (loss)
2007	93	66	69	30	147	55	460
2006	153	57	150	166	—	(107)	419

Identifiable assets
2007	11,141	1,204	344	3,568	941	984	31,393
2006	8,633	1,944	172	372	—	694	11,815

Goodwill
2007	—	837	—	—	—	12,374	13,211
2006	—	837	—	—	—	—	837

Capital Expenditures
2007	93	—	—	—	—	11	104
2006	5	—	—	—	—	—	5

Depreciation and amortization
2007	53	—	5	5	5	54	122
2006	48	—	—	—	—	31	79

DGSE COMPANIES, Inc. and Subsidiaries
(5) Business segment information. – (continued)
Our operations by segment for the three months ended June 30 were as follows:

	Retail	Wholesale		Rare		Corporate
(In thousands)	Jewelry	Jewelry	Bullion	Coins	Auctions	and Other	Consolidated
Revenues
2007	$4,105	$1,507	$2,944	$3,336	$326	$359	$12,576
2006	4,332	1,182	5,711	1,184	—	137	12,546

Net earnings (loss)
2007	31	23	16	21	147	40	278
2006	113	33	88	98	—	(61)	271

Identifiable assets
2007	11,141	1,204	344	3,568	941	984	31,393
2006	8,633	1,944	172	372	—	694	11,815

Goodwill
2007	—	837	—	—	—	12,374	13,211
2006	—	837	—	—	—	—	837

Capital Expenditures
2007	22	—	—	—	—	8	30
2006	2	—	—	—	—	—	2

Depreciation and amortization
2007	29	—	5	5	5	28	72
2006	24	—	—	—	—	16	40

DGSE COMPANIES, Inc. and Subsidiaries
(6) Stock-based Compensation.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) for all share based payment awards to employees and directors including employee stock options granted under our employee stock option plan. As all options outstanding have vested prior to December 31, 2005, no stock based compensation expense has been recorded as of June 30, 2007.
(7) Acquisitions.
Superior Galleries, Inc. On May 30, 2007, we completed our acquisition of Superior Galleries, Inc., which we refer to as Superior, pursuant to an amended and restated agreement and plan of merger and reorganization dated as of January 6, 2007, which we refer to as the merger agreement, with Superior and Stanford International Bank Ltd., then Superior’s largest stockholder and its principal lender, which we refer to as Stanford, as stockholder agent for the Superior stockholders, whereby Superior became a wholly owned subsidiary of DGSE Companies, Inc. Superior operates a store in Beverly Hills, CA. The total purchase price of approximately $13.6 million was broken down as follows:

	Shares	Stock Price		Extended Price
Common stock	3,669,067	$2.55		$9,356,121
A warrants	845,634	1.27	(1)	1,073,955
B warrants	863,000	2.55		2,220,650
Exercise Price B warrants	863,000	$0.001		(863)
Direct transaction costs				965,062

Total purchase price				$13,594,925

(1)	The $1.27 is the fair value of the warrants calculated under the Black Sholes method as of the acquisition date.
The allocation of the purchase price is preliminary, and is pending the completion of various analyses and finalization of estimates. The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows:

Goodwill	$12,374,035
Property and other assets	1,068,958
Inventory	3,260,766
Liabilities assumed	(3,108,834)

Total purchase price	$13,594,925

In accordance with SFAS 142, the goodwill will not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events.
The operating results of Superior have been included in the consolidated financial statements since the acquisition date of May 30, 2007. The following unaudited pro forma condensed consolidated financial information reflects the results of operations for the three and six months ended June 30, 2007 and 2006 as if the acquisition of Superior had occurred on January 1 of each year after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Pro forma total revenue	$14,857	$22,518	$30,700	$47,305
Pro forma net earnings	(2,433)	(1,446)	(3,386)	(847)
Pro forma net earnings per share — basic	$(0.25)	$(0.15)	$(0.34)	$(0.09)
Pro forma net earnings per share — diluted	$(0.25)	$(0.15)	$(0.34)	$(0.09)
Pro forma weighted average shares — basic	9,889	9,889	9,889	9,889
Pro forma weighted average shares — diluted	10,049	10,021	10,023	9,931

DGSE COMPANIES, Inc. and Subsidiaries
In relation to the acquisition, as of June 29, 2007, Stanford and Dr. L.S. Smith, our chairman and chief executive officer, collectively had the power to vote approximately 63% of our voting securities, and beneficially owned approximately 56.4% of our voting securities on a fully-diluted basis (after giving effect to the exercise of all options and warrants held by them which are exercisable within sixty days of June 29, 2007 but not giving effect to the exercise of any other options or warrants). Consequently, these two stockholders may have sufficient voting power to control the outcome of virtually all corporate matters submitted to the vote of our common stockholders. Those matters could include the election of directors, changes in the size and composition of our board of directors, mergers and other business combinations involving us, or the liquidation of our company. In addition, Stanford and Dr. Smith have entered into a corporate governance agreement with us, which entitles Stanford and Dr. Smith to each nominate two “independent” directors to our board and entitles Dr. Smith, our chairman and chief executive officer, and William H. Oyster, our president and chief operating officer, to be nominated to our board for so long as each remains an executive officer.
Through this control of company nominations to our board of directors and through their voting power, Stanford and Dr. Smith are able to exercise substantial control over certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), a merger or consolidation with another company, and our acquisition or disposition of assets. Also, the concentration of voting power in the hands of Stanford and Dr. Smith could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Euless Gold & Silver, Inc. On May 9, 2007 we purchased all of the tangible assets of Euless Gold and Silver, Inc., located in Euless, Texas. The purchase price paid for these assets totaled $1,000,000 including $600,000 in cash and a two year note in the amount of $400,000. We opened a new retail store in the former Euless Gold & Silver facility and operate under the name of Dallas Gold & Silver Exchange. Of the assets received, $990,150 was inventory and the remainder was fixed assets.
We entered into these transactions seeing them as opportunistic acquisitions that would allow us to expand our operations and provide a platform for future growth.
(8) New Accounting Pronouncements
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 had no impact on our financial statements for the quarter or six months ended June 30, 2007.

DGSE COMPANIES, Inc. and Subsidiaries
(9) Recent Developments
On July 5, 2007 we reached a definitive agreement to sell our Corporate Headquarters in Dallas, Texas to the Texas Department of Transportation for a cash purchase price of $1,299,900. Additionally, we announced our agreement with 11311 Reeder Road Holdings, LP to purchase over 3 acres with showroom and office facilities totaling 17,962 square feet for $3,000,000, of which $551,557 will be paid in cash.
The sale of our headquarters is expected to close sometime in the third quarter of 2007 and the purchase of our new property is expected to close in the fourth quarter of 2007. By agreement with the Texas Department of Transportation, we will continue to occupy our current facility until January of 2008.
On August 3, 2007 we announced the launch of Americangoldandsilverexchange.com along with the simultaneous activation of over 900 proprietary Internet sites related to the home page of Americangoldandsilverexchange.com. This site, along with our existing locations in Texas, California and South Carolina, will provide customers from all over the United States with a safe and seamless way to value and sell gold, silver, rare coins, jewelry, diamonds and watches. We anticipate that Americangoldandsilverexchange.com will contribute to our growth and profitability in future periods.

DGSE COMPANIES, Inc. and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The statements, other than statements of historical facts, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that these expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause or contribute to these differences include, but are not limited to:
•	uncertainties regarding price fluctuations in the price of gold and other precious metals;

•	our ability to manage inventory fluctuations and sales;

•	changes in governmental rules and regulations applicable to the specialty financial services industry;

•	the results of any unfavorable litigation;

•	interest rates;

•	economic pressures affecting the disposable income available to our customers;

•	our ability to maintain an effective system of internal controls;

•	our ability to assimilate the operations of our recent acquisitions;

•	the other risks detailed from time to time in our SEC reports.
Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in our Annual Report on Forms 10-K for our fiscal year ended December 31, 2006. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.
Our Business
We sell jewelry, rare coin and bullion products to both retail and wholesale customers throughout the United States and make uncollateralized and collateralized loans to individuals. Our products are marketed through our facilities in Dallas, Texas, Albuquerque, New Mexico, Mt. Pleasant, South Carolina and Beverly Hills, California and through our five internet websites. Through www.DGSE.com, we operate a virtual store and a real-time auction of our jewelry products. Customers and we buy and sell items of jewelry and are free to set prices in an interactive market. We also offer customers the ability to buy and sell precious metal assets. Customers have access to our two-way markets in all of the most popularly traded precious metal products as well as current quotations for precious metals prices on our other internet website, www.USBullionExchange.com. www.FairchildWatches.com (Fairchild International) provides wholesale customers a virtual catalog of our fine watch inventory. www.CGDEInc.com (Charleston Gold & Diamond Exchange) provides information about our subsidiary and inventory available to purchase, including fine watches, diamonds, rare coins and bullion, and jewelry. Over 7,500 items are available for sale on our internet sites, including $2,000,000 in diamonds, consisting of both inventory and consignments.
Our wholly-owned subsidiary, National Pawn (f/k/a National Jewelry Exchange, Inc.), operates a pawn shop in Dallas, Texas. We have focused the subsidiary’s operations on sales and pawn loans of jewelry products.
On May 30, 2007, we completed the acquisition of Superior Galleries, Inc. Superior’s principal line of business is the sale of rare coins on a retail, wholesale, and auction basis. Superior’s retail and wholesale operations are conducted in virtually every state in the United States. Superior also provides auction services for customers seeking to sell their own coins. Superior markets its services nationwide through broadcasting and print media and independent sales agents, as well as on the internet through third party websites such as eBay.com, Overstock.com and Amazon.com, and through its own website at SGBH.com. Its headquarters are in Beverly Hills, California. For more information on this acquisition, see the section entitled “Acquisitions” beginning on page 7.
In January 2005, we began offering unsecured payday loans through our wholly-owned subsidiary American Pay Day Centers, Inc.

DGSE COMPANIES, Inc. and Subsidiaries
Recent Developments
On July 5, 2007 we reached a definitive agreement to sell our Corporate Headquarters in Dallas, Texas to the Texas Department of Transportation for a cash purchase price of $1,299,900. Additionally, we announced our agreement with 11311 Reeder Road Holdings, LP to purchase over 3 acres with showroom and office facilities totaling 17,962 square feet for $3,000,000, of which $551,557 will be paid in cash.
The sale of our headquarters is expected to close sometime in the third quarter of 2007 and the purchase of our new property is expected to close in the fourth quarter of 2007. By agreement with the Texas Department of Transportation, we will continue to occupy our current facility until January of 2008.
On August 3, 2007 we announced the launch of Americangoldandsilverexchange.com along with the simultaneous activation of over 900 proprietary Internet sites related to the home page of Americangoldandsilverexchange.com. This site, along with our existing locations in Texas, California and South Carolina, will provide customers from all over the United States with a safe and seamless way to value and sell gold, silver, rare coins, jewelry, diamonds and watches. We anticipate that Americangoldandsilverexchange.com will contribute to our growth and profitability in future periods.
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
Revenue Recognition. Sales revenue consists of direct sales to customers for jewelry, rare coins and bullion. Sales are recognized when title and risk of loss have passed to the customer, which is generally at the point-of-sale. Provisions for discounts, rebates, returns, bad debts, and other adjustments are provided in the period the related sales are recorded.
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
Our auction business generates revenue in the form of commissions received from buyers and sellers of auction lots. Auction commissions include buyers’ commissions, sellers’ commissions, and buyback commissions, each of which is calculated based on a percentage of the hammer price (sale price). Buyers’ and sellers’ commissions are recognized upon the confirmation of the identification of the winning bidders. Funds received from winning bidders include the hammer price plus the commission. Only the commission portion of the funds received from winning bidders is recorded as revenue.
Buyback commissions represent an agreed upon rate charged by us for goods entered in the auction and not sold. Goods remain unsold when an auction lot does not meet the consignor reserve, which is the minimum sales price as determined prior to auction, and when items sold at auction are returned subsequent to the winning bidder taking possession. Buyback commission is recognized along with sellers’ commission or at the time an item is returned. Returns from winning bidders are very limited and primarily occur when a rare coin sold at auction has an error in its description in which the winning bidder relied upon to purchase the item.

DGSE COMPANIES, Inc. and Subsidiaries
Results of Operations
Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006
Sales increased by $255,352 or 1.2%, during the six months ended June 30, 2007 as compared to 2006. This increase was primarily the result of additional sales from the acquired locations of Superior Galleries and Euless Gold & Silver, Inc. off set by a decrease in bullion revenue. The decrease in bullion sales was the result of less volatile gold prices during the first six months of 2007 as compared to 2006. Consumer loan service fees increased $44,455, or 22.9%, in 2007 due to an increase in pay day loans outstanding during the period. Cost of goods as a percentage of sales decreased from 85.8% in 2006 to 83.5% in 2007. This decrease was due to the decrease in bullion revenue as a percentage of total sales and that the gross margins on bullion transactions are generally low.
Selling, general and administrative expenses increased by $631,951 or 25.5%, during the six months ended June 30, 2007 as compared to 2006. This increase was primarily due to an increase in staff and payroll related cost of $411,783 and higher advertising cost of $97,675. The increase in staff was necessary to build our intra-structure in preparation for our recent acquisitions, including Superior Galleries, Inc. and the opening of our new pawn shop in January 2007. The increase in advertising was necessary in order to attract new customers in our local markets. Depreciation and amortization increased by $42,704, or 54%, during 2007 due to additional assets being purchased in the first six months of 2007.
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
Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006
Sales decreased by $92,373 or 0.7%, during the three months ended June 30, 2007 as compared to 2006. This decrease was primarily the result of a decrease in bullion sales offset by additional sales from the acquired locations of Superior Galleries and Euless Gold & Silver, Inc. The decrease in bullion sales was the result of less volatile gold prices during the second quarter of 2007 as compared to 2006. Consumer loan service fees increased $23,374, or 23.0%, in 2007 due to an increase in pay day loans outstanding during the period. Cost of goods as a percentage of sales decreased from 86.5% in 2006 to 82.9% in 2007. This decrease was due to the decrease in rare coin and bullion revenue as a percentage of total sales and that the gross margins on bullion transactions are generally low.
Selling, general and administrative expenses increased by $442,987 or 35.1%, during the three months ended June 30, 2007 as compared to 2006. This increase was primarily due to an increase in staff and payroll related cost of $327,557 and higher advertising cost of $71,830. The increase in staff was necessary to build our intra-structure in preparation for our recent acquisitions, including Superior Galleries, Inc. and the opening of our new pawn shop in January 2007. The increase in advertising was necessary in order to attract new customers in our local markets. Depreciation and amortization increased by $32,224, or 81.1%, during 2007 due to additional assets being purchased in the first six months of 2007.
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

DGSE COMPANIES, Inc. and Subsidiaries
Liquidity and Capital Resources
We expect capital expenditures to total approximately $125,000 during the next twelve months. It is anticipated that these expenditures will be funded from working capital and our credit facility. As of June 30, 2007 there were no commitments outstanding for capital expenditures.
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
Upon the consummation of our acquisition of Superior, and after the exchange by Stanford of $8.4 million of Superior debt for shares of Superior common stock, Superior amended and restated its credit facility with Stanford. The amended and restated commercial loan and security agreement, which we refer to as the loan agreement, decreased the available credit line from $19.89 million to $11.5 million, reflecting the $8.4 million debt exchange. Interest on the outstanding principal balance will continue to accrue at the prime rate, as reported in the Wall Street Journal, or, during an event of default, at a rate 5% greater than the prime rate as so reported.
The new credit facility is split into two revolving loans of $5 million and $6.5 million. Loan proceeds can only be used for customer loans consistent with specified loan policies and procedures and for permitted inter-company transactions. Permitted inter-company transactions are loans or dividends paid to us or our other subsidiaries. We guaranteed the repayment of these permitted inter-company transactions pursuant to a secured guaranty in favor of Stanford. In connection with the secured guarantee, Stanford and Texas Capital Bank, N.A., our primary lender, entered into an intercreditor agreement with us, and we entered into a subordination agreement with Superior, both of which subordinate Stanford’s security interests and repayment rights to those of Texas Capital Bank.
The new credit facility matures on May 1, 2011, provided that in case any of several customary events of default occurs, Stanford may declare the entire principal amount of both loans due immediately and take possession and dispose of the collateral described below. An event of default includes, among others, the following events: failure to make a payment when due under the loan agreement; breach of a covenant in the loan agreement or any related agreement; a representation or warranty made in the loan agreement or related agreements is materially incorrect; a default in repayment of borrowed money to any person; a material breach or default under any material contract; certain bankruptcy or insolvency events; and a default under a third-party loan.
Superior is obligated to repay the first revolving loan from the proceeds of the inventory or other collateral purchased with the proceeds of the loan.
The loans will be secured by a first priority security interest in substantially all of Superior’s assets, including inventory, accounts receivable, promissory notes, books and records and insurance policies, and the proceeds of the foregoing. In addition, pursuant to the secured guaranty and intercreditor arrangements described above, Stanford will have a second-order security interest in all of our accounts and inventory.
The loan agreement includes a number of customary covenants applicable to Superior, including, among others: punctual payments of principal and interest under the credit facility; prompt payment of taxes, leases and other indebtedness; maintenance of corporate existence, qualifications, licenses, intellectual property rights, property and assets; maintenance of satisfactory insurance; preparation and delivery of financial statements for us and separately for Superior in accordance with generally accepted accounting principles, tax returns and other financial information; inspection of offices and collateral; notice of certain events and changes; use of proceeds; notice of governmental orders which may have a material adverse effect, SEC filings and stockholder communications; maintenance of property and collateral; and payment of Stanford expenses.

DGSE COMPANIES, Inc. and Subsidiaries
In addition, Superior has agreed to a number of negative covenants in the loan agreement, including, among others, covenants not to: create or suffer a lien or other encumbrance on any collateral, subject to customary exceptions; incur, guarantee or otherwise become liable for any indebtedness, subject to customary exceptions; acquire indebtedness of another person, subject to customary exceptions and permitted inter-company transactions; issue or acquire any shares of its capital stock; pay dividends other than permitted inter-company transactions or specified quarterly dividends, or directors’ fees; sell or abandon any collateral except in the ordinary course of business or consolidate or merge with another entity; enter into affiliate transactions other than in the ordinary course of business on fair terms or permitted inter-company transactions; create or participate in any partnership or joint venture; engage in a new line of business; pay principal or interest on subordinate debt except as authorized by the credit facility; or make capital expenditures in excess of $100,000 per fiscal year.
We estimate that we will pay approximately $770,000 in interest during the next twelve months.
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
Changes in internal controls. For the quarter ended June 30, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DGSE COMPANIES, Inc. and Subsidiaries
PART II- OTHER INFORMATION
Item 1. Legal Proceedings
On June 6, 2006 Superior Galleries was sued in the U.S. District Court for Central California by Elaine and Dean Sanders in connection with a loan made to them against 32 coins placed on consignment on June 26, 2004. Fourteen of the coins were sold, and the proceeds from this sale of approximately $186,750 were insufficient to repay the remaining loan balance of $359,471 that Superior made to the Sanders. The plaintiffs subsequently paid an additional $155,000 in December 2005 with respect to the loan, but now allege that Superior violated its agreement with them relating to the sale of the coins. Superior strongly denies that it violated the agreement or that it acted improperly in any way. The complaint seeks undefined dollar amounts, accrued interest and reimbursement of plaintiffs’ legal costs.
In April 2004 Superior sued its former Chief Financial Officer, Malingham Shrinivas, in Los Angeles Superior Court for breach of contract, fraud and conspiracy. In that lawsuit, Superior alleged that he fraudulently arranged to receive more salary than he was entitled to, to pay personal expenses using Superior’s funds, and to pay third party vendors with Superior’s funds for services which were not rendered. In July 2004 Mr. Shrinivas filed a counterclaim in this litigation, claiming that he was terminated without just cause and was therefore entitled to $58,250 in severance pay. Although the case had been scheduled for trial in August 2006, prior to that time the case was stayed by order of the Superior Court because the Court had been advised that criminal charges against Mr. Shrinivas related to this matter were imminent. Those criminal charges were subsequently filed and then dropped, and therefore further proceedings in connection with the civil case will continue, but a trial date has not been scheduled. Superior believes that Mr. Shrinivas was terminated with cause and that he is therefore not entitled to any severance pay. If and when the stay of our civil case is terminated, Superior intends to vigorously pursue its claims and defend Mr. Shrinivas’ claims for severance pay.
On November 7, 2006 Superior was sued in the United States District Court for the Northern District of Texas by a competitor, Heritage Numismatic Auctions, Inc. (“Heritage”). In its complaint, Heritage alleges that Superior violated Heritage’s copyright rights by copying Heritage’s catalog descriptions of certain coins and currency offered for sale by Heritage. Heritage claims that these alleged actions also violate the California Unfair Competition Act. Heritage seeks an injunction ordering Superior to cease the alleged acts of infringement and to destroy the infringing items and damages in unspecified amounts. Superior denies that they have infringed any of Heritage’s legal rights and intends to vigorously defend this suit. Superior had reserved for its own legal costs, estimated to be $50,000.
We may, from time to time, be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. Except as set forth above, we are not currently involved in any such litigation which we believe could have a material adverse effect on our financial condition or results of operations, liquidity or cash flows.

DGSE COMPANIES, Inc. and Subsidiaries
Item 1A. Risk Factors.
Changes in customer demand for our products and services could result in a significant decrease in revenues.
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
     We require continued access to capital, and a significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. Similarly, if actual costs to build new stores significantly exceeds planned costs, our ability to build new stores or to operate new stores profitably could be materially restricted. The DGSE credit agreement also limits the allowable amount of capital expenditures in any given fiscal year, which could limit our ability to build new stores.
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
     In the coins and other collectibles business, we will compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Our primary competitors are Heritage Auction Galleries, a large scale coin dealer and auctioneer, and American Numismatic Rarities, a comparably-sized coin auctioneer. Many of our competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry connections. Additionally, other reputable companies that sell or auction rare coins and other collectibles may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing resources than we do. If these auction companies are successful in entering the specialized market for premium collectibles in which we participate or if dealers and sellers participate less in our auctions, we may attract fewer buyers and our revenue could decrease.
Our earnings could be negatively impacted by an unfavorable outcome of litigation, regulatory actions, or labor and employment matters.
     From time to time, we are involved in litigation, regulatory actions and labor and employment matters arising from our normal operations. Currently we are a defendant in several actions. Although we believe the resolution of these actions will not have a material adverse effect on our financial condition, results of operation or liquidity, there can be no assurance as to the ultimate outcome of these or future actions.

DGSE COMPANIES, Inc. and Subsidiaries
A failure in our information systems could prevent us from effectively managing and controlling our business or serving our customers.
     We rely on our information systems to manage and operate our stores and business. Each store is part of an information network that permits us to maintain adequate cash inventory, reconcile cash balances daily and report revenues and expenses timely. Any disruption in the availability of our information systems could adversely affect our operation, the ability to serve our customers and our results of operations.
A failure of our internal controls and disclosure controls and procedures, or our inability to comply with the requirements of section 404 of the Sarbanes-Oxley Act in a timely fashion could have a material adverse impact on us and our investors’ confidence in our reported financial information.
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
     A sustained deterioration in the economic environment could adversely affect our operations by reducing consumer demand for the products we sell.
Interest rate fluctuations could increase our interest expense.
     Although the U.S. Federal Reserve halted a sustained period of regular interest rate hikes in August 2006, interest rates could continue to rise which would, in turn, increase our cost of borrowing.
Our success depends on our ability to attract, retain and motivate management and other skilled employees.
     Our future success and growth depend on the continued services of our key management and employees. The loss of the services of any of these individuals or any other key employee or contractor could materially affect our business. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them. There are a limited number of people with knowledge of, and experience in, our industry. We do not have employment agreements with many of our key employees. We do not maintain life insurance polices on many of our employees. Our loss of key personnel, especially without advance notice, or our inability to hire or retain qualified personnel, could have a material adverse effect on sales and our ability to maintain our technological edge. We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.
The voting power in our company is substantially controlled by a small number of stockholders, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to our stockholders.
     As of June 29, 2007, Stanford International Bank Ltd., which we refer to as Stanford, and Dr. L.S. Smith, our chairman and chief executive officer, collectively had the power to vote approximately 63% of our voting securities, and beneficially owned approximately 56.4% of our voting securities on a fully-diluted basis (after giving effect to the exercise of all options and warrants held by them which are exercisable within sixty days of June 29, 2007 but not giving effect to the exercise of any other options or warrants). Consequently, these two stockholders may have sufficient voting power to control the outcome of virtually all corporate matters submitted to the vote of our common stockholders. Those matters could include the election of directors, changes in the size and composition of our board of directors, mergers and other business combinations involving us, or the liquidation of our company. In addition, Stanford and Dr. Smith have entered into a corporate governance agreement with us, which entitles Stanford

DGSE COMPANIES, Inc. and Subsidiaries
and Dr. Smith to each nominate two “independent” directors to our board and entitles Dr. Smith, our chairman and chief executive officer, and William H. Oyster, our president and chief operating officer, to be nominated to our board for so long as he remains an executive officer.
     Through this control of company nominations to our board of directors and through their voting power, Stanford and Dr. Smith are able to exercise substantial control over certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), a merger or consolidation with another company, and our acquisition or disposition of assets. Also, the concentration of voting power in the hands of Stanford and Dr. Smith could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
We could be subject to sales taxes, interest and penalties on interstate sales for which we have not collected taxes.
     Superior has not collected California sales tax on mail-order sales to out-of-state customers, nor has it collected use tax on its interstate mail order sales. We believe that our sales to interstate customers are generally tax-exempt due to varying state exemptions relative to the definitions of being engaged in business in particular states and the lack of current Internet taxation. While we have not been contacted by any state authorities seeking to enforce sales or use tax regulations, we cannot assure you that we will not be contacted by authorities in the future with inquiries concerning our compliance with current statutes, nor can we assure you that future statutes will not be enacted that affect the sales and use tax aspects of our business.
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
If we experience an increase in the rescission of sales, our revenue and profitability could decrease.
     Our operating results could suffer if we experience a significant increase in the number of sales that are rescinded due to questions about title, provenance or authenticity of an item. Superior warrants the title, provenance and authenticity of each item that it sells at auction. A buyer who believes that any of these characteristics is in doubt must notify Superior in writing within a certain number of days after the date of sale of the property. If Superior cannot substantiate the questioned characteristics, the buyer may rescind the purchase and Superior will refund the price paid at auction to the buyer. When a purchase is rescinded, the seller is required to refund the item’s sale price less sellers’ commissions and other sellers’ fees.
Our planned expansion and enhancement of our website and internet operations may not result in increased profitability.
     The satisfactory performance, reliability and availability of our website and network infrastructure are and will be critical to our reputation and our ability to attract and retain customers and technical personnel and to maintain adequate customer service levels. Any system interruptions or reduced performance of our website could materially adversely affect our reputation and our ability to attract new customers and technical personnel. We are in the process of development and/or enhancement of several portions of our websites that will offer content and auctions for rare coins that may have a lower average selling price than many of the rare coins in the markets we currently serve, and in the future we plan to integrate various of our websites. Continued development of our websites will require significant resources and expense. If the planned expansion of our websites does not result in increased revenue, we may experience decreased profitability.
Our websites may be vulnerable to security breaches and similar threats which could result in our liability for damages and harm to our reputation.
     Despite the implementation of network security measures, our websites are vulnerable to computer viruses, break-ins and similar disruptive problems caused by internet users. These occurrences could result in our liability for damages, and our reputation could suffer. The circumvention of our security measures may result in the misappropriation of customer or other

DGSE COMPANIES, Inc. and Subsidiaries
confidential information. Any such security breach could lead to interruptions and delays and the cessation of service to our customers and could result in a decline in revenue and income.
Changes to financial accounting standards and new exchange rules could make it more expensive to issue stock options to employees, which would increase compensation costs and may cause us to change our business practices.
     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.
We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements could adversely affect our business.
     We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the Nasdaq Capital Market. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include management’s report on internal controls as part of our annual report for the year ending December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value and liquidity of our securities.
The revolving credit facilities with Stanford International Bank Ltd. and Texas Capital Bank, N.A. is each collateralized by a general security interest in our assets. If we were to default under the terms of either credit facility, the lender would have the right to foreclose on our assets.
     In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $4.3 million. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of June 26, 2007, approximately $4.3 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.
     In October 2003, Superior entered into a revolving credit facility with Stanford Financial Group Company, which we refer to as SFG, which has assigned the facility to Stanford. The facility currently permits borrowings up to a maximum principal amount of $11.5 million, up to $6 million of which Superior may upstream to DGSE. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of Superior’s assets and, to the extent of money upstreamed to DGSE, substantially all of DGSE’s assets. As of June 26, 2007, approximately $2.8 million was outstanding under the revolving credit facility. If Superior were to default under the terms and conditions of the revolving credit facility, Stanford would have the right to accelerate any indebtedness outstanding and foreclose on Superior’s assets, and, subject to intercreditor arrangements with Texas Capital Bank and other limitations, our assets, in order to satisfy Superior’s indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.
We have not paid dividends on our common stock in the past and do not anticipate paying dividends on our common stock in the foreseeable future.
     We have not paid common stock dividends since our inception and do not anticipate paying dividends in the foreseeable future. Our current business plan provides for the reinvestment of earnings in an effort to complete development of our technologies and products, with the goal of increasing sales and long-term profitability and value. In addition, our revolving credit facility with Texas Capital Bank currently restricts, and any other credit or borrowing arrangements that we may enter into may in the future restrict or limit, our ability to pay dividends to our stockholders.

DGSE COMPANIES, Inc. and Subsidiaries
Item 4.Submission of Matters to a Vote of Security Holders.
On May 22, 2007, we held a special meeting of shareholders to (1) adopt and approve the Amended and Restated Agreement and Plan of Merger and Reorganization, entered into as of January 6, 2007, by and among DGSE Companies, Inc., DGSE Merger Corp., a wholly-owned subsidiary of DGSE, Superior Galleries, Inc. and Stanford International Bank Ltd., as stockholder agent, and to approve the merger and reorganization contemplated thereby, including the issuance of shares of DGSE common stock to Superior stockholders, and the issuance of options and warrants to acquire shares of DGSE common stock, pursuant to the merger agreement, (2) approve an amendment to DGSE’s articles of incorporation to increase the number of authorized shares of common stock by 20,000,000 shares, to a total of 30,000,000 shares, and (3) adjourn the special meeting, if necessary, to solicit additional proxies if there are not sufficient votes in favor of the proposals.
The voting on the above proposals was as follows:

Proposal	For	Against	Abstain
To adopt and approve the Amended and Restated Agreement and Plan of Merger and Reorganization	3,275,718	2,500	1,520

To approve an amendment to DGSE’s articles of incorporation to increase the number of authorized shares of common stock by 20,000,000 shares, to a total of 30,000,000 shares	3,267,773	10,745	1,220

To adjourn the special meeting, if necessary, to solicit additional proxies if there are not sufficient votes in favor of the proposals	3,262,203	10,011	7,524
Item 5. Other Information.
     None.
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.
2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 6, 2007		×	8-K	January 9, 2007	2.1

2.2	Limited Joinder Agreement, dated as of January 6, 2007		×	8-K	January 9, 2007	2.9

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

DGSE COMPANIES, Inc. and Subsidiaries

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.
3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		x	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992		×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate		×	S-4	January 6, 2007	4.1

10.1	Renewal, Extension And Modification Agreement dated January 28, 1994, by and among DGSE Corporation and Michael E. Hall And Marian E. Hall		×	10-KSB	March 1995	10.2

10.2	Lease Agreement dated June 2, 2000 by and between SND Properties and Charleston Gold and Diamond Exchange, Inc.		×	10-KSB	March 29, 2001	10.1

10.3	Lease agreement dated October 5, 2004 by and between Beltline Denton Road Associates and Dallas Gold & Silver Exchange		×	10-K	April 15, 2005	10.2

10.4	Lease agreement dated December 1, 2004 by and between Stone Lewis Properties and Dallas Gold & Silver Exchange		×	10-K	April 15, 2005	10.3

10.5	Lease agreement dated November 18, 2004 by and between Hinkle Income Properties LLC and American Pay Day Centers, Inc.		×	10-K	April 15, 2005	10.4

DGSE COMPANIES, Inc. and Subsidiaries

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.
10.6	Lease Agreement dated January 17, 2005 by and between Belle-Hall Development Phase III Limited Partnership and DGSE Companies, Inc.		×	S-4	January 6, 2007	10.6

10.7	Loan Agreement, dated as of December 22, 2005, between DGSE Companies, Inc. and Texas Capital Bank, N.A.		×	8-K/A	August 17, 2006	10.1

10.8	Third Amendment to Loan Agreement, dated as of May 10, 2007, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.		×	8-K	May 9, 2007	3.0

10.9	Support Agreement, DGSE stockholders, dated as of January 6, 2007		×	8-K	January 9, 2007	99.1

10.10	Securities Exchange Agreement, dated as of January 6, 2007		×	8-K	January 9, 2007	99.2

10.11	Warrant to DiGenova, issued January 6, 2007		×	8-K	January 9, 2007	99.3

10.12	Support Agreement, Superior stockholders, dated as of January 6, 2007		×	8-K	January 9, 2007	99.5

10.13	Asset purchase agreement, dated May 9, 2007, by and between DGSE Companies, Inc. and Euless Gold & Silver, Inc.		×	8-K	May 9, 2007	1.0

10.14	Subordinated Promissory Note dated May 9, 2007		×	8-K	May 9, 2007	2.0

10.15	Registration Rights Agreement with Stanford International Bank Ltd., dated as of May 30, 2007		×	8-K	May 31, 2007	99.1

10.16	Corporate Governance Agreement with Dr. L.S. Smith and Stanford International Bank Ltd., dated as of May 30, 2007		×	8-K	May 31, 2007	99.2

DGSE COMPANIES, Inc. and Subsidiaries

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.
10.17	Escrow Agreement with American Stock Transfer & Trust Company and Stanford International Bank Ltd., as stockholder agent, dated as of May 30, 2007		×	8-K	May 31, 2007	99.3

10.18	Form of Warrants		×	8-K	May 31, 2007	99.4

10.19	Amended and Restated Commercial Loan and Security Agreement, by and between Superior Galleries Inc. and Stanford International Bank Ltd., dated as of May 30, 2007		×	8-K	May 31, 2007	99.5

10.20	Employment Agreement with L.S. Smith, dated as of May 30, 2007		×	8-K	May 31, 2007	99.6

10.21	Employment Agreement with William H. Oyster, dated as of May 30, 2007		×	8-K	May 31, 2007	99.7

10.22	Employment Agreement with John Benson, dated as of May 30, 2007		×	8-K	May 31, 2007	99.8

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John Benson	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John Benson	×
(b) Reports on Form 8-K :
     None.

SIGNATURES
     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: August 14, 2007
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: August 14, 2007
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

By:	/s/ W. H. Oyster	Dated: August 14, 2007
W. H. Oyster
Director, President and
Chief Operating Officer

By:	/s/ John Benson	Dated: August 14, 2007
John Benson
Chief Financial Officer
(Principal Accounting Officer)