Form 10-Q
period 2007-09-30
DGSE COMPANIES INC
filed 2007-11-14
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐ NO   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2007:

Class	Outstanding
Common stock, $.01 par value per share	9,899,664

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DGSE Companies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$1,380,668	$1,210,282
Trade receivables	4,073,794	1,053,454
Inventories	12,437,162	7,796,028
Prepaid expenses	609,816	192,379
Prepaid federal income tax	—	97,472
Total current assets	18,501,440	10,349,615

Marketable securities - available for sale	57,879	57,879
Property and equipment, net	590,847	1,024,405
Deferred income taxes	18,031	7,152
Goodwill	13,211,152	837,117
Other assets	393,915	869,398
	$32,773,264	$13,145,566

LIABILITIES
Current Liabilities:
Notes payable	$183,708	$183,708
Current maturities of long-term debt	215,354	259,273
Accounts payable - trade	1,000,047	828,323
Accrued expenses	783,787	721,305
Customer deposits	360,274	171,912
Federal income tax payable	302,157	—
Total current liabilities	2,845,327	2,164,521

Long-term debt, less current maturities	9,794,247	4,303,685
	12,639,574	6,468,206

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,470,357 and 4,913,290 shares issued and outstanding at the end of each period in 2007 and 2006, respectively	94,704	49,133
Additional paid-in capital	18,374,867	5,708,760
Accumulated other comprehensive loss	(132,245)	(132,245)
Retained earnings	1,796,364	1,051,712
	20,133,690	6,677,360

	$32,773,264	$13,145,566

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September30,
	2007	2006
	Unaudited
Revenue
Sales	$16,771,838	$9,497,528
Consumer loan service charges	84,475	51,119
	16,856,313	9,548,647

Costs and expenses
Cost of goods sold	13,891,332	8,077,048
Selling, general and administrative expenses	2,726,610	1,186,023
Depreciation and amortization	96,584	19,515
	16,714,526	9,282,586

Operating income	141,787	266,061

Other expense (income)
Interest expense	182,704	78,646
Other income	(577,198)	—

Earnings before income taxes	536,281	187,415

Income tax expense	182,336	63,721

Net earnings from continuing operations	353,945	123,694

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $771 and $7,623, respectively)	1,498	14,798
Loss on disposal of discontinued operations (less applicable income tax benefit of $35,053 and $0, respectively)	68,043	—

Net earnings	$284,404	$108,896

Earnings per common share - basic	$0.03	$0.02
Earnings per common share - diluted	$0.03	$0.02
Weighted average number of common shares:
Basic	8,582,357	4,913,290
Diluted	10,392,717	5,056,133

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,
	2007	2006
	Unaudited
Revenue
Sales	$39,100,108	$31,570,446
Consumer loan service charges	193,775	144,666
Management fees	250,000	—
	39,543,883	31,715,112

Costs and expenses
Cost of goods sold	32,518,275	26,986,825
Selling, general and administrative expenses	5,697,795	3,543,562
Depreciation and amortization	196,127	69,154
	38,412,197	30,599,541

Operating income	1,131,686	1,115,571

Other expense (income)
Interest expense	427,840	229,227
Other income	(579,449)	—

Earnings before income taxes	1,283,295	886,344

Income tax expense	436,321	301,357

Net earnings from continuing operations	846,974	584,987

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $17,659 and $29,693, respectively)	34,279	57,640
Loss disposal of discontinued operations (less applicable income tax benefit of $35,053 and $0, respectively)	68,043	—

Net earnings	$744,652	$527,347

Earnings per common share - basic	$0.11	$0.11

Earnings per common share - diluted	$0.10	$0.11

Weighted average number of common shares:
Basic	6,543,986	4,913,290
Diluted	7,395,848	4,989,065

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
	Unaudited
Cash flows from operating activities
Net earnings	$744,652	$527,347
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	196,127	69,154
Deferred taxes	(10,879)	—
Loss on discontinued operations	102,322	57,640
Gain on sale of building	(579,447)	—
Change in assets and liabilities:
(Increase) Decrease in trade receivables	(2,380,792)	(185,711)
(Increase) Decrease in Inventories	(390,218)	(881,104)
(Increase) Decrease in prepaid expenses and other assets	(221,140)	7,204
(Increase) Decrease in other long term assets	(98,745)	(344,872)
Increase (Decrease) in accounts payable and accrued expenses	(998,300)	(623,956)
Increase (Decrease) in customer deposits	69,549	176,026
Increase (Decrease) in income taxes payable	399,629	166,971
Net cash used in operating activities	(3,167,242)	(1,031,301)
Cash flows from investing activities
Pawn loans made	(391,136)	(387,966)
Pawn loans repaid	241,425	319,203
Recovery of pawn loan principal through sale of forfeited collateral	94,973	67,503
Pay day loans made	(164,289)	(207,428)
Pay day loans repaid	125,982	146,813
Purchase of property and equipment	(119,772)	(13,739)
Proceeds from sale of discontinued operations	77,496	—
Proceeds from sale of building	924,742	—
Acquisition of Euless Gold & Silver	(600,000)	—
Deal cost for Superior Galleries acquisition	(395,280)	—
Net cash used in investing activities	(205,859)	(75,614)
Cash flows from financing activities
Proceeds from notes issued	4,219,352	840,000
Repayments of notes payable	(754,228)	(558,637)
Conversion of warrants	78,363	—
Net cash provided by financing activities	3,543,487	281,363

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	170,386	(825,552)
Cash and cash equivalents at beginning of period	1,210,282	1,042,834
Cash and cash equivalents at end of period	$1,380,668	$217,282

Supplemental disclosures:

Interest paid for the three months ended September 30, 2007 and 2006 was $134,921 and $80,632, respectively.

Income taxes paid during the three months ended September 30, 2007 and 2006 was $0 and $0, respectively.

Pawn loans forfeited and transferred to inventory amounted to $36,086 and $21,960 respectively, for the three months ended September 30, 2007 and 2006.

Interest paid for the nine months ended September 30, 2007 and 2006 was $344,159 and $229,227, respectively.

Income taxes paid during the nine months ended September 30, 2007 and 2006 was $235,000 and $75,000, respectively.

Pawn loans forfeited and transferred to inventory amounted to $94,973 and $67,503, respectively, for the nine months ended September 30, 2007 and 2006.

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

The interim financial statements of DGSE Companies, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2006 and our quarterly reports on Form 10Q for the three months ended March 31, 2007 and the six months ended June 30, 2007. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

On July 13, 2007, we sold the loan balances from our American Pay Day Center locations and discontinued operations in those locations. See Note 7, “Acquisitions and Discontinued Operations.” As a result of this disposition, the Consolidated Financial Statements and related notes have been restated to present the results of the American Pay Day Center locations as discontinued operations.

(2)   Inventory.

A summary of inventories is as follows:

	September 30, 2007	December 31 2006
Jewelry	$9,140,854	$7,022,453
Rare coins	2,235,141	235,099
Bullion	354,580	113,867
Scrap gold	439,853	374,284
Other	266,734	50,325
Total	$12,437,162	$7,796,028

(3)   Trade Receivables.

Pawn loans receivable in the amount of $206,492 and $112,042 as of September 30, 2007 and 2006, respectively, are included in the Consolidated Balance Sheets caption trade receivables as of these respective dates. The related pawn service charges receivable in the amount of $58,231 and $37,509 as of September 30, 2007 and 2006, respectively, are also included in the Consolidated Balance Sheets caption trade receivables as of these respective dates.

DGSE COMPANIES, Inc. and Subsidiaries

(4)   Earnings per share.

A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the three and nine month periods ended September 30, 2007 and 2006 is as follows:

	2007			2006
	Three months ended September 30,			Three months ended September 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$284,404	8,582,357	$0.03	$108,096	4,913,290	$0.02
Effect of dilutive stock options	—	1,810,360	—	—	142,843	—

Diluted earnings per common share	$284,404	10,392,717	$0.03	$108,096	5,056,133	$0.02

	2007			2006
	Nine months ended September 30,			Nine months ended September 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$744,652	6,543,986	$0.11	$527,347	4,913,290	$0.11
Effect of dilutive stock options	—	851,862	(0.01)	—	75,775	—

Diluted earnings per common share	$744,652	7,395,848	$0.10	$527,347	4,989,065	$0.11

(5)   Business segment information.

Management identifies reportable segments by product or service offered. Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations. Our operations by segment for the nine months ended September 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Bullion	Rare Coins	Auctions	Corporate and Other	Consolidated
Revenues
2007	$12,153	$3,948	$12,027	$9,530	$1,037	$849	$39,544
2006	10,885	3,775	13,117	3,659	—	279	31,715

Net earnings (loss)
2007	325	93	132	34	164	(3)	745
2006	171	113	181	204	—	(142)	527

Identifiable assets
2007	12,004	1,067	355	3,339	1,814	983	19,562
2006	9,102	1,150	300	266	—	741	11,559

Goodwill
2007	—	837	—	—	—	12,374	13,211
2006	—	837	—	—	—	—	837

Capital Expenditures
2007	106	—	—	—	—	14	120
2006	14	—	—	—	—	—	14

Depreciation and amortization
2007	91	—	18	18	18	51	196
2006	67	—	—	—	—	2	69

DGSE COMPANIES, Inc. and Subsidiaries

(5)   Business segment information. - (continued)

Our operations by segment for the three months ended September 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Bullion	Rare Coins	Auctions	Corporate and Other	Consolidated
Revenues
2007	$4,097	$1,105	$5,740	$4,908	$711	$295	$16,856
2006	3,325	1,472	3,526	1,141	—	85	9,549

Net earnings (loss)
2007	232	27	63	4	17	(59)	284
2006	18	56	31	38	—	(35)	108

Identifiable assets
2007	12,004	1,067	355	3,339	1,814	983	19,562
2006	9,102	1,150	300	266	—	741	11,559

Goodwill
2007	—	837	—	—	—	12,374	13,211
2006	—	837	—	—	—	—	837

Capital Expenditures
2007	13	—	—	—	—	3	16
2006	13	—	—	—	—	—	13

Depreciation and amortization
2007	38	—	13	13	13	19	96
2006	19	—	—	—	—	1	20

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

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provision of SFAS No. 123. Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the nine and three months ended September 30, 2007 and 2006, respectively, was $34,833 and $0, relating to employee and director stock options and our employee stock purchase plan.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As of September 30, 2007, we have not recorded the tax effects of employee stock-based compensation and have made no adjustments to the APIC pool.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, we have not reported these excess tax benefits as of September 30, 2007.

(7)   Acquisitions and Discontinued Operations.

Discontinued Operations.

On July 13, 2007, we sold the loan balances from our American Pay Day Center locations for $77,496 and discontinued operations in those locations. The receivables sold, including interest due, had a balance of $120,573 at the time of the sale. The sales price was determined based on the age of the outstanding receivables. As a result of the sale and discontinued operations, we recognized a pretax loss of $103,196 on the disposal and a pretax loss on discontinued operations of $51,938 for the nine months ended September 31, 2007.

DGSE COMPANIES, Inc. and Subsidiaries

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

	Shares	Stock Price	Extended Price
Common stock	3,669,067	$2.55	$9,356,121
A warrants	845,634	1.27(1)	1,073,955
B warrants	863,000	2.55	2,220,650
Exercise Price B warrants	863,000	$0.001	(863)
Direct transaction costs			965,062
Total purchase price			$13,594,925

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

The operating results of Superior have been included in the consolidated financial statements since the acquisition date of May 30, 2007. The following unaudited pro forma condensed consolidated financial information reflects the results of operations for the three and nine months ended September 30, 2007 and 2006 as if the acquisition of Superior had occurred on January 1 of each year after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Pro forma total revenue	$16,856	$18,109	$50,142	$65,313
Pro forma net earnings (loss)	284	(830)	(2,932)	(1,678)
Pro forma net earnings per share — basic	$0.03	$(0.13)	$(0.45)	$(0.27)
Pro forma net earnings per share — diluted	$0.03	$(0.13)	$(0.45)	$(0.27)
Pro forma weighted average shares — basic	8,582	9,889	6,544	9,889
Pro forma weighted average shares — diluted	10,393	9,962	7,396	9,960

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

DGSE COMPANIES, Inc. and Subsidiaries

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 had no impact on our financial statements for the quarter or nine months ended September 30, 2007.

(9)   Recent Developments

On October 17, we closed on the purchase of our new headquarters location. As a result, we assumed a new loan with a remaining principal balance of $2,441,922 and an interest rate of 6.70%. The loan has required monthly payments of $20,192.00 with the final payment due on August 1, 2016.

On October 31, 2007, we changed the listing of our common stock from the NASDAQ market to the American Stock Exchange. Our trading symbol changed from DGSE to DGC.

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

Our Business

We sell jewelry, rare coin and bullion products to both retail and wholesale customers throughout the United States and make uncollateralized and collateralized loans to individuals. Our products are marketed through our facilities in Dallas and Euless, Texas, Mt. Pleasant, South Carolina and Beverly Hills, California and through our five internet websites. Through www.DGSE.com, we operate a virtual store and a real-time auction of our jewelry products. Customers and we buy and sell items of jewelry and are free to set prices in an interactive market. We also offer customers the ability to buy and sell precious metal assets. Customers have access to our two-way markets in all of the most popularly traded precious metal products as well as current quotations for precious metals prices on our other internet website, www.USBullionExchange.com. www.FairchildWatches.com (Fairchild International) provides wholesale customers a virtual catalog of our fine watch inventory. www.CGDEInc.com (Charleston Gold & Diamond Exchange) provides information about our subsidiary and inventory available to purchase, including fine watches, diamonds, rare coins and bullion, and jewelry. Over 7,500 items are available for sale on our internet sites, including $2,000,000 in diamonds, consisting of both inventory and consignments.

Our wholly-owned subsidiary, National Pawn (f/k/a National Jewelry Exchange, Inc.), operates two pawn shops in Dallas, Texas. We have focused the subsidiary’s operations on sales and pawn loans of jewelry products.

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

DGSE COMPANIES, Inc. and Subsidiaries

On July 13, 2007, we sold the loan balances from our American Pay Day Center locations and discontinued operations in those locations.

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

Recent Developments

On October 17, 2007, we closed on the purchase of our new headquarters location. As a result, we assumed a new loan with a remaining principal balance of $2,441,922 and an interest rate of 6.70%. The loan has required monthly payments of $20,192.00 with the final payment due on August 1, 2016.

On October 31, 2007, we changed the listing of our common stock from the NASDAQ market to the American Stock Exchange. Our trading symbol changed from DGSE to DGC.

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

DGSE COMPANIES, Inc. and Subsidiaries

Results of Operations

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Sales increased by $7,529,662 or 23.9%, during the nine months ended September 30, 2007 as compared to 2006. This increase was primarily the result of additional sales from the acquired locations of Superior Galleries and Euless Gold & Silver, Inc. off set by a slight decrease in bullion revenue. The decrease in bullion sales was the result of less volatile gold prices during the first nine months of 2007 as compared to 2006. Consumer loan service fees increased $49,109, or 33.9%, in 2007 due to an increase in pawn loans outstanding during the period. Cost of goods as a percentage of sales decreased from 85.5% in 2006 to 83.2% in 2007. This decrease was due to the decrease in bullion revenue as a percentage of total sales and that the gross margins on bullion transactions are generally low.

Selling, general and administrative expenses increased by $2,154,233 or 60.8%, during the nine months ended September 30, 2007 as compared to 2006. This increase was primarily due to an increase in staff and payroll related cost of $1,173,642 and higher advertising cost of $314,796. The additional increase was due to the approximately $623,000 in normal operating expenses (other than payroll and advertising) associated with the acquired stores. The increase in staff was necessary to support our recent acquisitions, including Superior Galleries, Inc. and the opening of our new pawn shops, one in January 2007 and one in November 2007. The increase in advertising was necessary in order to attract new customers in our local markets as well as the additional advertising associated with the start of American Gold and Silver Exchange. Depreciation and amortization increased by $126,973, or 183.6%, during 2007 due to additional assets being purchased through our recent acquisitions and in relation to our new pawn shop openings.

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

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Sales increased by $7,274,310 or 76.6%, during the three months ended September 30, 2007 as compared to 2006. This increase was primarily the result of additional sales from the acquired locations of Superior Galleries and Euless Gold & Silver, Inc. Consumer loan service fees increased $33,356, or 65.3%, in 2007 due to an increase in pawn loans outstanding during the period. Cost of goods as a percentage of sales decreased from 85.0% in 2006 to 82.8% in 2007. This decrease was due to the decrease in bullion revenue as a percentage of total sales and that the gross margins on bullion transactions are generally low.

Selling, general and administrative expenses increased by $1,540,587 or 129.9%, during the three months ended September 30, 2007 as compared to 2006. This increase was primarily due to an increase in staff and payroll related cost of $750,376 and higher advertising cost of $207,558. The additional increase was due to the approximately $580,000 in normal operating expenses (other than payroll and advertising) associated with the acquired stores. The increase in staff was necessary to support our recent acquisitions, including Superior Galleries, Inc. and the opening of our new pawn shops, one in January 2007 and one in November 2007. The increase in advertising was necessary in order to attract new customers in our local markets as well as the additional advertising associated with the start of American Gold and Silver Exchange. Depreciation and amortization increased by $77,069, or 394.9%, during 2007 due to additional assets being purchased through our recent acquisitions and in relation to our new pawn shop openings.

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

DGSE COMPANIES, Inc. and Subsidiaries

Liquidity and Capital Resources

We expect capital expenditures to total approximately $500,000 during the next twelve months. It is anticipated that these expenditures will be funded from working capital and our credit facility. As of September 30, 2007 there were no commitments outstanding for capital expenditures.

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

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $4.3 million. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of September 30, 2007, approximately $4.2 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

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

The new credit facility is split into two revolving loans of $5 million and $6.5 million. Loan proceeds can only be used for customer loans consistent with specified loan policies and procedures and for permitted inter-company transactions. Permitted inter-company transactions are loans or dividends paid to us or our other subsidiaries. We guaranteed the repayment of these permitted inter-company transactions pursuant to a secured guaranty in favor of Stanford. In connection with the secured guarantee, Stanford and Texas Capital Bank, N.A., our primary lender, entered into an intercreditor agreement with us, and we entered into a subordination agreement with Superior, both of which subordinate Stanford's security interests and repayment rights to those of Texas Capital Bank.

As of September 30, 2007, approximately $5.3 million was outstanding under the revolving credit facility.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

On October 17, 2007, we closed on the purchase of our new headquarters location. As a result, we assumed a new loan with a remaining principal balance of $2,441,922 and an interest rate of 6.70%. The loan has required monthly payments of $20,192.00 with the final payment due on August 1, 2016.

We estimate that we will pay approximately $945,000 in interest during the next twelve months.

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

Changes in internal controls. For the quarter ended September 30, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2004 Superior sued its former Chief Financial Officer, Malingham Shrinivas, in Los Angeles Superior Court for breach of contract, fraud and conspiracy. In that lawsuit, Superior alleged that he fraudulently arranged to receive more salary than he was entitled to, to pay personal expenses using Superior’s funds, and to pay third party vendors with Superior’s funds for services which were not rendered. In July 2004 Mr. Shrinivas filed a counterclaim in this litigation, claiming that he was terminated without just cause and was therefore entitled to $58,250 in severance pay. Although the case had been scheduled for trial in August 2006, prior to that time the case was stayed by order of the Superior Court because the Court had been advised that criminal charges against Mr. Shrinivas related to this matter were imminent. Those criminal charges were subsequently filed and then dropped, and therefore further proceedings in connection with the civil case will continue, but a trial date has not been scheduled. Superior believes that Mr. Shrinivas was terminated with cause and that he is therefore not entitled to any severance pay. The stay of our civil case was lifted and mediation has been scheduled in November 2007. Superior intends to vigorously pursue its claims and defend Mr. Shrinivas’ claims for severance pay.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

Despite the implementation of network security measures, our websites are vulnerable to computer viruses, break-ins and similar disruptive problems caused by internet users. These occurrences could result in our liability for damages, and our reputation could suffer. The circumvention of our security measures may result in the misappropriation of customer or other confidential information. Any such security breach could lead to interruptions and delays and the cessation of service to our customers and could result in a decline in revenue and income.

DGSE COMPANIES, Inc. and Subsidiaries

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the American Stock Exchange. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include management’s report on internal controls as part of our annual report for the year ending December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value and liquidity of our securities.

The revolving credit facilities with Stanford International Bank Ltd. and Texas Capital Bank, N.A. is each collateralized by a general security interest in our assets. If we were to default under the terms of either credit facility, the lender would have the right to foreclose on our assets.

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $4.3 million. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of September 30, 2007, approximately $4.2 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

In October 2003, Superior entered into a revolving credit facility with Stanford Financial Group Company, which we refer to as SFG, which has assigned the facility to Stanford. The facility currently permits borrowings up to a maximum principal amount of $11.5 million, up to $6 million of which Superior may upstream to DGSE. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of Superior’s assets and, to the extent of money upstreamed to DGSE, substantially all of DGSE’s assets. As of September 30, 2007, approximately $5.3 million was outstanding under the revolving credit facility. If Superior were to default under the terms and conditions of the revolving credit facility, Stanford would have the right to accelerate any indebtedness outstanding and foreclose on Superior’s assets, and, subject to intercreditor arrangements with Texas Capital Bank and other limitations, our assets, in order to satisfy Superior’s indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

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

DGSE COMPANIES, Inc. and Subsidiaries

Item 4. Submission of Matters to a Vote of Security Holders.

On July 27, 2007, we held our annual meeting of shareholders to elect directors to the our board of directors, to serve until their successors are elected and qualified or their earlier resignation or removal and to ratify the selection of BKR Cornwell Jackson as the independent registered public accounting firm for our fiscal year ending December 31, 2007.

The voting on the above proposals was as follows:

Proposal	For	Against	Abstain
Election of the following directors to our board of directors:

Dr. L.S. Smith, Ph.D	5,803,479	—	1,300
William H. Oyster	5,803,479	—	1,300
Dr. William P. Cordeiro, Ph.D.	5,803,479	—	1,300
Craig Alan-Lee	5,803,479	—	1,300
Richard M. Gozia	5,803,479	—	1,300
David Rector	5,803,479	—	1,300

To ratify the selection of BKR Cornwell Jackson as our independent registered public account firm for our fiscal year ending December 31, 2007	5,769,944	34,835	—

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibits

Exhibit No.	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 6, 2007		×	8-K	January 9, 2007	2.1

2.2	Limited Joinder Agreement, dated as of January 6, 2007		×	8-K	January 9, 2007	2.9

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

DGSE COMPANIES, Inc. and Subsidiaries

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986	×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998	×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992	×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001	×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007	x	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992	×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate	×	S-4	January 6, 2007	4.1

10.1	Renewal, Extension And Modification Agreement dated January 28, 1994, by and among DGSE Corporation and Michael E. Hall And Marian E. Hall	×	10-KSB	March 1995	10.2

10.2	Lease Agreement dated June 2, 2000 by and between SND Properties and Charleston Gold and Diamond Exchange, Inc.	×	10-KSB	March 29, 2001	10.1

10.3	Lease agreement dated October 5, 2004 by and between Beltline Denton Road Associates and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.2

10.4	Lease agreement dated December 1, 2004 by and between Stone Lewis Properties and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.3

10.5	Lease agreement dated November 18, 2004 by and between Hinkle Income Properties LLC and American Pay Day Centers, Inc.	×	10-K	April 15, 2005	10.4

DGSE COMPANIES, Inc. and Subsidiaries

10.6	Lease Agreement dated January 17, 2005 by and between Belle-Hall Development Phase III Limited Partnership and DGSE Companies, Inc.	×	S-4	January 6, 2007	10.6

10.7	Loan Agreement, dated as of December 22, 2005, between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K/A	August 17, 2006	10.1

10.8	Third Amendment to Loan Agreement, dated as of May 10, 2007, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	May 9, 2007	3.0

10.9	Support Agreement, DGSE stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.1

10.10	Securities Exchange Agreement, dated as of January 6, 2007	×	8-K	January 9, 2007	99.2

10.11	Warrant to DiGenova, issued January 6, 2007	×	8-K	January 9, 2007	99.3

10.12	Support Agreement, Superior stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.5

10.13	Asset purchase agreement, dated May 9, 2007, by and between DGSE Companies, Inc. and Euless Gold & Silver, Inc.	×	8-K	May 9, 2007	1.0

10.14	Subordinated Promissory Note dated May 9, 2007	×	8-K	May 9, 2007	2.0

10.15	Registration Rights Agreement with Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.1

10.16	Corporate Governance Agreement with Dr. L.S. Smith and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.2

DGSE COMPANIES, Inc. and Subsidiaries

10.17	Escrow Agreement with American Stock Transfer & Trust Company and Stanford International Bank Ltd., as stockholder agent, dated as of May 30, 2007		×	8-K	May 31, 2007	99.3

10.18	Form of Warrants		×	8-K	May 31, 2007	99.4

10.19	Amended and Restated Commercial Loan and Security Agreement, by and between Superior Galleries Inc. and Stanford International Bank Ltd., dated as of May 30, 2007		×	8-K	May 31, 2007	99.5

10.20	Employment Agreement with L.S. Smith, dated as of May 30, 2007		×	8-K	May 31, 2007	99.6

10.21	Employment Agreement with William H. Oyster, dated as of May 30, 2007		×	8-K	May 31, 2007	99.7

10.22	Employment Agreement with John Benson, dated as of May 30, 2007		×	8-K	May 31, 2007	99.8

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John Benson	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John Benson	×

(b) Reports on Form 8-K :

None.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: November 14, 2007
L. S. Smith Chairman of the Board, Chief Executive Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: November 14, 2007
L. S. Smith Chairman of the Board, Chief Executive Officer and Secretary

By:	/s/ W. H. Oyster	Dated: November 14, 2007
W. H. Oyster Director, President and Chief Operating Officer

By:	/s/ John Benson	Dated: November 14, 2007
John Benson Chief Financial Officer (Principal Accounting Officer)