Form 10-K
period 2007-12-31
DGSE COMPANIES INC
filed 2008-03-31
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-11048

DGSE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0097334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11311 Reeder Road
Dallas, Texas 75229
972-484-3662
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

YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “larger accelerated filer,” “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

Aggregate market value of the 3,754,794 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on the National Association of Securities Dealers Automated Quotation System - National Market System on June 29, 2007	$13,667,450

Number of shares of Common Stock outstanding as of the close of business on March 27, 2008:	9,938,037

Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2008 Annual Meeting of Stockholders of DGSE Companies, Inc. are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS.

Overview

Unless the context indicates otherwise, references to "we," "us" and "our" refers to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

We buy and sell jewelry, bullion products and rare coins. Our customers include individual consumer, dealers and institutions throughout the United States. In addition, we make collateralized loans to individuals in the State of Texas. Our products and services are marketed through our facilities in Dallas and Euless, Texas; Mt. Pleasant, South Carolina; Beverly Hills, California and through our internet web sites DGSE.com; CGDEinc.com; SGBH.com; SuperiorPreciousMetals.com; SuperiorEstateBuyers.com; USBullionExchange.com; Americangoldandsilverexchange.com; and FairchildWatches.com.

We operate eight primary internet sites and over 900 related landing sites on the World Wide Web. Through the various sites we operate a virtual store, real-time auction of rare coin and jewelry products, free quotations of current prices on all commonly traded precious metal and related products, trading in precious metals, a mechanism for selling unwanted jewelry, rare coins and precious metals and wholesale prices and information exclusively for dealers on pre-owned fine watches. Over 7,500 items are available for sale on our internet sites including $2,000,000 in diamonds.

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

On May 30, 2007, we completed the acquisition of Superior Galleries, Inc. located in Beverly Hills, California. Superior’s principal line of business is the sale of rare coins on a retail, wholesale, and auction basis. Superior’s retail and wholesale operations are conducted in virtually every state in the United States. Superior also conducts live and interned auctions for customers seeking to sell their own coins. Superior markets its services nationwide through broadcast and print media and independent sales agents, as well as on the internet through third party websites, and through its own website at SGBH.com.

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

Late in 2007, Superior Estate Buyers was launched to bring our unique expertise in the purchase of gold, silver, diamonds, rare coins and other collectibles to local markets with a team of traveling professionals for short-term buying events. It is our expectation that, over time, this activity will be expanded significantly with the objective of having teams conducting events on a continuous basis.

Superior Precious Metals was also launched in late 2007 and it is the retail precious metals arm of DGSE. Professional account managers provide a convenient way for individuals and companies to buy and sell precious metals and rare coins. This activity is supported by the internally developed account management and trading platform created as part of DGSE’s USBullionExchange.com precious metals system.

Products and Services

Our jewelry operations include sales to both wholesale and retail customers. We sell finished jewelry, gem stones, and findings (gold jewelry components) and make custom jewelry to order. Jewelry inventory is readily available from wholesalers throughout the United States. In addition, we purchase inventory from pawn shops and individuals. Jewelry repair is also available to our customers in our Dallas and Euless, Texas, Beverly Hills, California and Mt. Pleasant, South Carolina locations.

Our bullion and rare coin trading operations buy and sell all forms of precious metal products including United States and other government coins, medallions, art bars and trade unit bars. Bullion and rare coin transactions are conducted at all of our store locations.

Bullion and rare coin products are purchased and sold based on current market price. The availability of precious metal products is a function of price as virtually all bullion items are actively traded. Precious metals sales amounted to 33.6% of total revenues for 2007, 36.9% in 2006 and 30.0% in 2005.

During December 2000 we opened a new jewelry super store located in Mt. Pleasant, South Carolina. The store operates through a wholly owned subsidiary, Charleston Gold and Diamond Exchange, Inc. (“CGDE”). CGDE operates in a leased facility located in Mt. Pleasant, South Carolina.

We make pawn loans through our National Pawn locations. Pawn loans ("loans") are made on the pledge of tangible personal property, primarily jewelry, for one month with an automatic sixty-day extension period ("loan term"). Pawn service charges are recorded on a constant yield basis over the loan term. If the loan is not repaid, the principal amount loaned plus accrued pawn service charges become the carrying value of the forfeited collateral and are transferred to inventory.

Our primary presence on the internet is through our website DGSE.com. This web site serves as a corporate information site, a retail store where we sell our products and an auction site for jewelry and other products. The internet store functions as a CyberCashTM authorized site which allows customers to purchase products automatically and securely on line. Auctions close at least five times per week.

Our internet activity also includes a web site, USBullionExchange.com, which allows customers unlimited access to current quotations for prices on approximately 200 precious metals, coins and other bullion related products. This web site allows customers to enter immediate real-time buy and sell orders in dozens of precious metal products. This functionality allows our customers to fix prices in real time and to manage their precious metals portfolios in a comprehensive way.

We also offer wholesale customers a virtual catalog of our fine watch inventory through our web site Fairchildwatches.com.

We did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 2007, 2006 or 2005.

Sales and Marketing

All of our activities rely heavily on local television, radio and print media advertising. Marketing activities emphasize our broad and unusual array of products and services and the attractiveness of its pricing and service.

We market our bullion and rare coin trading services through a combination of advertising in national coin publications, local print media, coin and bullion wire services and our internet web site. Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry. Cash on confirmation means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals. Customer orders for bullion or rare coin trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's credit standing. Consequently, there was no significant backlog for bullion orders as of December 31, 2007, 2006 or 2005. Our backlogs for fabricated jewelry products were also not significant as of December 31, 2007, 2006 and 2005.

Seasonality

The retail and wholesale jewelry business is seasonal. We realized 37.2%, 27.7% and 41.8% of our annual sales in the fourth quarters of 2007, 2006 and 2005, respectively.

While our bullion and rare coin business is not seasonal, management believes it is directly impacted by the perception of inflation trends. Historically, anticipation of increases in the rate of inflation has resulted in higher levels of interest in precious metals as well as higher prices for such metals. Our other business activities are not seasonal.

Competition

We operate in a highly competitive industry where competition is based on a combination of price, service and product quality. Our jewelry and consumer loan activities compete with numerous other retail jewelers and consumer lenders in Dallas and Euless, Texas; Beverly Hills, California; and Mt. Pleasant, South Carolina and the surrounding areas.

The bullion and rare coin industry in which we compete is dominated by substantially larger enterprises which wholesale bullion, rare coin and other precious metal products.

We attempt to compete in all of our activities by offering high quality products and services at prices below that of our competitors and by maintaining a staff of highly qualified employees.

Employees

As of December 31, 2007, we employed 93 individuals, 91 of whom were full time employees.

Available Information

Our website is located at www.dgse.com. Through this website, we make available free of charge all of our Securities and Exchange Commission filings. In addition, a complete copy of our Code of Ethics is available through this website.

Discontinued Operations and Acquisitions

Discontinued Operations.

On July 13, 2007, we sold the loan balances from our American Pay Day Center locations for $77,496 and discontinued operations in those locations. The receivables sold, including interest due, had a balance of $120,573 at the time of the sale. The sales price was determined based on the age of the outstanding receivables. As a result of the sale and discontinued operations, we recognized a pretax loss of $107,838 on the disposal and a pretax loss on discontinued operations of $51,938 for the year ended December 31, 2007.

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

	Shares	Stock Price		Extended Price
Common stock	3,669,067	$2.55		$9,356,121
A warrants	845,634	1.27	(1)	1,073,955
B warrants	863,000	2.55		2,200,650
Exercise Price B warrants	863,000	$.001		(863)
Direct transaction costs				1,176,290
Total purchase price				$13,806,153

(1)	The $1.27 is the fair value of the warrants calculated under the Black Sholes method as of the acquisition date.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows:

Goodwill	$8,203,448
Intangible assets	2,521,340
Deferred tax asset	1,860,475
Property and other assets	1,068,958
Inventory	3,260,766
Liabilities assumed	(3,108,834)
Total purchase price	$13,806,153

In accordance with SFAS 142, the goodwill will not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events.

The operating results of Superior have been included in the consolidated financial statements since the acquisition date of May 30, 2007. The following unaudited pro forma condensed consolidated financial information reflects the results of operations for the year ended December 31, 2007 and 2006 as if the acquisition of Superior had occurred on January 1 of each year after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results (in thousands, except per share data):

	Year Ended December 31,
(In thousands, except per share data)	2007	2006
	(Unaudited)

Pro forma total revenue	$73,565	$83,487
Pro forma net earnings (loss)	$(2,920)	$(3,135)
Pro forma net earnings per share — basic	$(.33)	$(0.50)
Pro forma net earnings per share — diluted	$(.33)	$(0.50)
Pro forma weighted average shares — basic	8,582	6,226
Pro forma weighted average shares — diluted	10,353	6,320

In relation to the acquisition, as of June 29, 2007, Stanford and Dr. L.S. Smith, our chairman and chief executive officer, collectively had the power to vote approximately 63% of our voting securities, and beneficially owned approximately 56.4% of our voting securities on a fully-diluted basis (after giving effect to the exercise of all options and warrants held by them which are exercisable within sixty days of December 31, 2007 but not giving effect to the exercise of any other options or warrants). Consequently, these two stockholders have sufficient voting power to control the outcome of virtually all corporate matters submitted to vote of our common stockholders. Those matters could include the election of directors, changes in the size and composition of our board of directors, mergers and other business combinations involving us, or the liquidation of our company. In addition, Stanford and Dr. Smith have entered into a corporate governance agreement with us, which entitles Stanford and Dr. Smith to each nominate two “independent” directors to our board and entitles Dr. Smith, our chairman and chief executive officer, and William H. Oyster, our president and chief operating officer, to be nominated to our board for so long as each remains an executive officer.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

As of June 29, 2007, Stanford International Bank Ltd., which we refer to as Stanford, and Dr. L.S. Smith, our chairman and chief executive officer, collectively had the power to vote approximately 63% of our voting securities, and beneficially owned approximately 56.4% of our voting securities on a fully-diluted basis (after giving effect to the exercise of all options and warrants held by them which are exercisable within sixty days of December 31, 2007 but not giving effect to the exercise of any other options or warrants). Consequently, these two stockholders may have sufficient voting power to control the outcome of virtually all corporate matters submitted to the vote of our common stockholders. Those matters could include the election of directors, changes in the size and composition of our board of directors, mergers and other business combinations involving us, or the liquidation of our company. In addition, Stanford and Dr. Smith have entered into a corporate governance agreement with us, which entitles Stanford and Dr. Smith to each nominate two “independent” directors to our board and entitles Dr. Smith, our chairman and chief executive officer, and William H. Oyster, our president and chief operating officer, to be nominated to our board for so long as he remains an executive officer.

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

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $4.3 million. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of December 31, 2007, approximately $4.2 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

In October 2003, Superior entered into a revolving credit facility with Stanford Financial Group Company, which we refer to as SFG, which has assigned the facility to Stanford. The facility currently permits borrowings up to a maximum principal amount of $11.5 million, up to $6 million of which Superior may upstream to DGSE. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of Superior’s assets and, to the extent of money upstreamed to DGSE, substantially all of DGSE’s assets. As of December 31, 2007, approximately $6.7 million was outstanding under the revolving credit facility. If Superior were to default under the terms and conditions of the revolving credit facility, Stanford would have the right to accelerate any indebtedness outstanding and foreclose on Superior’s assets, and, subject to intercreditor arrangements with Texas Capital Bank and other limitations, our assets, in order to satisfy Superior’s indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own a 20,000 square foot facility at 11311 Reeder Rd, Dallas, Texas which houses retail and wholesale jewelry, bullion and rare coin trading operations and our principal executive offices. The land and buildings are subject to a mortgage maturing in August 2016, with a balance outstanding of approximately $2,435,364 as of December 31, 2007.

Our Euless, TX location is a 2,158 square foot facility which houses retail jewelry, bullion and rare coin trading operations. Our monthly lease payments at December 31, 2007 are 2,518 and the lease is due to expire June 30, 2010.

At December 31, 2007 we were leasing two facilities in Dallas, Texas which house our National Pawn operations. The two pawn locations are 4,700 square feet and 6,800 square feet, respectively. The leases are due to expire on December 31, 2009 and October 31, 2012 and require monthly lease payments in the amount of $6,552 and 7,997, respectively.

CGDE operates in a leased 2,367 square foot facility in Mt. Pleasant, South Carolina. The lease expires in June 2010 and requires monthly lease payments in the amount of $4,575.

Our Superior Galleries operations are located in an approximately 7,000 square foot storefront facility located at 9478 West Olympic Boulevard, Beverly Hills, California. This facility includes administrative, customer support, auction, gallery and retail space. One lease for the store front lease expires on September 30, 2012; and one lease for the office space expires July 31, 2010. The combined monthly rental rate is $29,656 including parking fees and rent of storage space, subject to annual increases based on increases in the consumer price index.

We also maintain a resident agent office in Nevada at the office of our Nevada counsel, McDonald, Carano, Wilson, McClure, Bergin, Frankovitch and Hicks, 241 Ridge Street, Reno, Nevada 89505.

ITEM 3. LEGAL PROCEEDINGS.

On June 6, 2006 Superior Galleries was sued in the U.S. District Court for Central California by Elaine and Dean Sanders in connection with a loan made to them against 32 coins placed on consignment on June 26, 2004. Fourteen of the coins were sold, and the proceeds from this sale of approximately $186,750 were insufficient to repay the remaining loan balance of $359,471 that Superior made to the Sanders. The plaintiffs subsequently paid an additional $155,000 in December 2005 with respect to the loan, but now allege that Superior violated its agreement with them relating to the sale of the coins. Superior strongly denies that it violated the agreement or that it acted improperly in any way. This litigation was settled in December 2007 with Superior agreeing to pay Elaine and Dean Sanders $30,000 in cash.

In April 2004 Superior sued its former Chief Financial Officer, Malingham Shrinivas, in Los Angeles Superior Court for breach of contract, fraud and conspiracy. In that lawsuit, Superior alleged that he fraudulently arranged to receive more salary than he was entitled to, to pay personal expenses using Superior’s funds, and to pay third party vendors with Superior’s funds for services which were not rendered. In July 2004 Mr. Shrinivas filed a counterclaim in this litigation, claiming that he was terminated without just cause and was therefore entitled to $58,250 in severance pay. Although the case had been scheduled for trial in August 2006, prior to that time the case was stayed by order of the Superior Court because the Court had been advised that criminal charges against Mr. Shrinivas related to this matter were imminent. Those criminal charges were subsequently filed and then dropped, and therefore further proceedings in connection with the civil case will continue, but a trial date has not been scheduled. Superior believes that Mr. Shrinivas was terminated with cause and that he is therefore not entitled to any severance pay. The stay of our civil case was lifted and mediation was held in November 2007 with no results. Superior intends to vigorously pursue its claims and defend Mr. Shrinivas’ claims for severance pay.

On November 7, 2006 Superior was sued in the United States District Court for the Northern District of Texas by a competitor, Heritage Numismatic Auctions, Inc. (“Heritage”). In its complaint, Heritage alleges that Superior violated Heritage’s copyright rights by copying Heritage’s catalog descriptions of certain coins and currency offered for sale by Heritage. Heritage claims that these alleged actions also violate the California Unfair Competition Act. In December 2007 this litigation was settled with Superior agreeing to pay Heritage $75,000 in cash and DGSE Companies, Inc. agreeing to issue 8,372 restricted common shares of its common stock, having a $50,000 market value when issued in January 2008.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On October 31, 2007, our Common Stock began trading on the American Stock Exchange (“AMEX”) under the symbol “DGC”. Previously, our Common Stock was traded on the NASDAQ Small CAP Market under the symbol “DGSE”. The following table sets forth for the period indicated, the per share high and low bid quotations as reported by NASDAQ and AMEX for our common stock. During the past three years, we have not declared any dividends with respect to our common stock. We intend to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of common stock in the foreseeable future.

The following quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not reflect actual transactions. High and low bid quotations for the last two years were:

2007	High	Low
Fourth Quarter	$6.110	$3.470
Third Quarter	4.490	3.050
Second Quarter	4.100	2.080
First Quarter	3.000	2.380

2006	High	Low
Fourth Quarter	$4.480	$2.100
Third Quarter	3.340	1.950
Second Quarter	2.850	2.090
First Quarter	2.490	1.500

On March 27, 2008, the closing sales price for our common stock was $5.05 and there were 439 shareholders of record.

Securities authorized for issuance under equity compensation plans.

We have granted options to certain officers, directors and key employees to purchase shares of our common stock. Each option vests according to a schedule designed by our board of directors, not to exceed four years. Each option expires 180 days from the date of termination of the employee or director. The exercise price of each option is equal to the market value of our common stock on the date of grant. These option grants have been approved by security holders.

The following table summarizes options outstanding as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,479,251	$2.34	700,000
Equity compensation plans not approved by security holders	None	—	None
Total	1,479,251	$2.34	700,000

Stock Performance Table

The following table represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index, the S&P 600 Small Cap Index and the S&P Retail Index for the period from January 1, 2002 to December 31, 2007. The comparison assumes $100 was invested on December 31, 2002 and dividends, if any, were reinvested for all years ending December 31.
Comparison of Five Year Cumulative Return

Date:	DGSE Common Stock	NASDAQ Composite Index	S&P Retail Index	S&P 600 Small Cap Index
2002	100	100	100	100
2003	69	103	111	116
2004	83	111	136	142
2005	59	113	134	142
2006	75	124	146	172
2007	490	197	143	199

On June 27, 2006 stockholders of the Company approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan). During the year ended December 31, 2007, there were 50,000 options granted to our non-employee directors under this plan and, as a result, there are 700,000 shares available for future grants under the 2006 Plan.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Statements

This Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "would," "expect," "intend," "could," "estimate," "should," "anticipate" or "believe." We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section “Risk Factors” and elsewhere in this report. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

Comparison of the Years ended December 31, 2007 and 2006

Revenues increased by $18,884,000, or 42.8%, in 2007. This increase was primarily the result of a $4,901,000, or 30.1% increase in the sale of precious metals products, a $2,819,000, or 17.1% increase in retail jewelry sales, a $9,224,000, or 196.4% increase in rare coin sales, and auction revenues of $1,498,000. The increases in precious metals, rare coin and jewelry sales were due to a 31.0% price increase in gold products and the acquisition of Superior Galleries and Euless Gold and Silver. The auction revenues were the result of the acquisition of Superior Galleries. Consumer loan service fees increased by $118,641 in 2007 due to increased loans outstanding during the year. Management fees in the amount of $250,000 were derived from a management agreement between the Company and Superior Galleries prior to the acquisition. Cost of goods as a percentage of sales decreased to 82.9% in 2007 from 84.3% in 2006 and gross margins increased to 17.1% in 2007 from 15.7% in 2006. This increase was due to the higher margins on gold products and auction fees earned during 2007.

Selling, general and administrative expenses increased by $4,196,134, or 75.9%. This increase was primarily due to the acquisition of Superior Galleries and Euless Gold and Silver. These acquisitions accounted for $3,133,000 of the increase. In addition, administrative cost related to the start up of Superior Precious metals, Superior Estate Buyers, American Gold and Silver Exchange and the opening of our seconded pawn shop totaled $408,000. Depreciation and amortization increased by $142,628, or 128.2%, during 2007 due to additional assets being purchased through our recent acquisitions. The increase in interest expense was due to the additional debt related to the Superior acquisition. The loss from discontinued operations was the result of the closing of our pay day loan stores.

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

Selling, general and administrative expenses increased by $420,683, or 7.9%. This increase was primarily due to an increase in staff $294,927 and higher advertising cost $130,944. The increase in staff was necessary to maintain a high level of customer service as sales increased. The increase in advertising was necessary in order to attract new customers in our local markets. Interest expense increased $117,525 due to an increase in debt outstanding during the year and higher interest rates.

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

Liquidity and Capital Resources

We expect capital expenditures to total approximately $500,000 during the next twelve months. It is anticipated that these expenditures will be funded from working capital and our credit facility. As of December 31, 2007 there were no commitments outstanding for capital expenditures.

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

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $4.3 million. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of December 31, 2007, approximately $4.2 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

Upon the consummation of our acquisition of Superior, and after the exchange by Stanford of $8.4 million of Superior debt for shares of Superior common stock, Superior amended and restated its credit facility with Stanford. The amended and restated commercial loan and security agreement, which we refer to as the loan agreement, decreased the available credit line from $19.89 million to $11.5 million, reflecting the $8.4 million debt exchange. Interest on the outstanding principal balance will continue to accrue at the prime rate, as reported in the Wall Street Journal or, during an event of default, at a rate 5% greater than the prime rate as so reported.

The new credit facility is split into two revolving loans of $5 million and $6.5 million. Loan proceeds can only be used for customer loans consistent with specified loan policies and procedures and for permitted inter-company transactions. Permitted inter-company transactions are loans or dividends paid to us or our other subsidiaries. We guaranteed the repayment of these permitted inter-company transactions pursuant to a secured guaranty in favor of Stanford. In connection with the secured guarantee, Stanford and Texas Capital Bank, N.A., our primary lender, entered into an intercreditor agreement with us, and we entered into a subordination agreement with Superior, both of which subordinate Stanford's security interests and repayment rights to those of Texas Capital Bank. As of December 31, 2007, approximately $6.7 million was outstanding under the revolving credit facility.

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

The loans are secured by a first priority security interest in substantially all of Superior’s assets, including inventory, accounts receivable, promissory notes, books and records and insurance policies, and the proceeds of the foregoing. In addition, pursuant to the secured guaranty and intercreditor arrangements described above, Stanford will have a second-order security interest in all of our accounts and inventory.

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

	Payments due by period
Contractual Cash Obligations	Total	2008	2009 - 2010	2011 - 2012	Thereafter
Notes payable	$187,467	$187,467	$—	$—	$—
Long-term debt and capital leases	13,991,532	501,631	4,306,121	6,906,337	2,277,443
Federal income taxes	48,023	48,023	—	—	—
Operating Leases	3,488,490	771,529	1,518,477	1,150,244	48,240
Total	$17,715,512	$1,508,650	$5,824,598	$8,056,581	$2,325,683

In addition, we estimate that we will pay approximately $950,000 in interest during the next twelve months.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rate and precious metal values. We also are exposed to regulatory risk in relation to our payday loans. We do not use derivative financial instruments.

Our earnings and financial position may be affected by changes in precious metal values and the resulting impact on pawn lending and jewelry sales. The proceeds of scrap sales and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. The impact on our financial position and results of operations of a hypothetical change in precious metal values cannot be reasonably estimated.

ITEM 8. FINANCIAL STATEMENTS.

(a)	Financial Statements (see pages 26 - 44 of this report).

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conjunction with our auditors, management identified five material weaknesses in the Company’s internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies which when aggregated, results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As a result of these material weaknesses, we concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 based on the criteria in Internal Control — Integrated Framework. We are taking steps to address these material weaknesses which could possibly have led to a material misstatement in our financial statements if not detected and corrected.

We identified two material weaknesses in our internal controls over cash. The Controller performs the bank reconciliation. There is no review of the bank reconciliation to ensure that cash per the bank statement agrees to the general ledger and that there are no long-term outstanding reconciling items. Management has agreed that the CFO will review and approve the bank statements and reconciliations to remediate the control weakness. The second material weakness in the cash area relates to internal controls around wire transfers. The CFO initiates and releases most wire transfers without prior written or documented approval. Management has agreed to initiate controls whereby the President or a Vice-President will be required to approve all wire transfers.

We also identified a material weakness in accounts payable. The quarterly accrual is not reviewed for accuracy nor is there a documented approval of the accounts payable accrual. There is a risk that liabilities may be understated for the period reported. Management has agreed to take corrective action to include a review of accrued liabilities by someone other than the person performing the accrual.

We also identified a material weakness in the approval process around changes made to the general ledger structure. During the reporting period there has been incomplete and undocumented supervisory review of changes and additions made to the general ledger accounts. Additionally, a material weakness was detected in the closing process. The review and approval of the major balance sheet account reconciliations are undocumented during the closing process. Management has agreed to take corrective action to improve review procedures for changes made to the general ledger account structure, reconciliations and closing procedures. Management has also agreed to document supervisory review and approval of these general ledger account changes, account reconciliations and closing procedures.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2007, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES. (*)

(*) The information required by Item 14 is or will be set forth in the definitive proxy statement relating to the 2008 Annual Meeting of Stockholders of DGSE Companies, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Item 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.
2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 6, 2007		×	8-K	January 9, 2007	2.1

2.2	Limited Joinder Agreement, dated as of January 6, 2007		×	8-K	January 9, 2007	2.9

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		x	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992		×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate		×	S-4	January 6, 2007	4.1

10.1	Renewal, Extension And Modification Agreement dated January 28, 1994, by and among DGSE Corporation and Michael E. Hall And Marian E. Hall	×	10-KSB	March 1995	10.2

10.2	Lease Agreement dated June 2, 2000 by and between SND Properties and Charleston Gold and Diamond Exchange, Inc.	×	10-KSB	March 29, 2001	10.1

10.3	Lease agreement dated October 5, 2004 by and between Beltline Denton Road Associates and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.2

10.4	Lease agreement dated December 1, 2004 by and between Stone Lewis Properties and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.3

10.5	Lease agreement dated November 18, 2004 by and between Hinkle Income Properties LLC and American Pay Day Centers, Inc.	×	10-K	April 15, 2005	10.4

10.6	Lease Agreement dated January 17, 2005 by and between Belle-Hall Development Phase III Limited Partnership and DGSE Companies, Inc.	×	S-4	January 6, 2007	10.6

10.7	Sale agreement dated executed July 5, 2007 by and between DGSE Companies, Inc. and Texas Department of Transportation	×	8-K	July 11, 2007	10.1

10.8	Purchase agreement dated July 5, 2007 by and between DGSE Companies, Inc. and 11311 Reeder Road Holdings, LP	×	8-K	July 11, 2007	10.2

10.9	Loan Agreement, dated as of December 22, 2005, between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K/A	August 17, 2006	10.1

10.10	Third Amendment to Loan Agreement, dated as of May 10, 2007, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	May 9, 2007	3.0

10.11	Support Agreement, DGSE stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.1

10.12	Securities Exchange Agreement, dated as of January 6, 2007	×	8-K	January 9, 2007	99.2

10.13	Warrant to DiGenova, issued January 6, 2007	×	8-K	January 9, 2007	99.3

10.14	Support Agreement, Superior stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.5

10.15	Asset purchase agreement, dated May 9, 2007, by and between DGSE Companies, Inc. and Euless Gold & Silver, Inc.	×	8-K	May 9, 2007	1.0

10.16	Subordinated Promissory Note dated May 9, 2007	×	8-K	May 9, 2007	2.0

10.17	Registration Rights Agreement with Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.1

10.18	Corporate Governance Agreement with Dr. L.S. Smith and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.2

10.19	Escrow Agreement with American Stock Transfer & Trust Company and Stanford International Bank Ltd., as stockholder agent, dated as of May 30, 2007	×	8-K	May 31, 2007	99.3

10.20	Form of Warrants	×	8-K	May 31, 2007	99.4

10.21	Amended and Restated Commercial Loan and Security Agreement, by and between Superior Galleries Inc. and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.5

10.22	Employment Agreement with L.S. Smith, dated as of May 30, 2007		×	8-K	May 31, 2007	99.6

10.23	Employment Agreement with William H. Oyster, dated as of May 30, 2007		×	8-K	May 31, 2007	99.7

10.24	Employment Agreement with John Benson, dated as of May 30, 2007		×	8-K	May 31, 2007	99.8

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John Benson	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John Benson	×

(b) Reports on Form 8-K :

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: March 31, 2008
L. S. Smith Chairman of the Board, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ L. S. Smith	Dated: March 31, 2008
L.S Smith Chairman of the Board, Chief Executive Officer and Secretary

By:	/s/ W. H. Oyster	Dated: March 31, 2008
W. H. Oyster Director, President and Chief Operating Officer

Dated: March 31, 2008
By:	/s/ John Benson
John Benson Chief Financial Officer (Principal Accounting Officer)

By:	/s/ William P. Cordeiro	Dated: March 31, 2008
Director

By:	/s/ Craig Allan-Lee	Dated: March 31, 2008
Director

By:	/s/ Mitch Stoltz	Dated: March 31, 2008
Director

By:	/s/ David Rector	Dated: March 31, 2008
Director

By:	/s/ Richard Gozia	Dated: March 31, 2008
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of DGSE Companies, Inc.

We have audited the accompanying consolidated balance sheets of DSGE Companies, Inc. and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2007, 2006, and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of operations and its cash flows for the years ended December 31, 2007, 2006, and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cornwell Jackson
Plano, Texas
March 31, 2008

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$536,548	$1,210,282
Trade receivables	3,792,474	1,053,454
Auction advances	747,000	—
Inventories	12,975,782	7,796,028
Prepaid expenses	459,486	192,379
Prepaid federal income tax	59,341	97,472
Total current assets	18,570,631	10,349,615

Marketable securities - available for sale	61,769	57,879
Property and equipment, net	4,193,869	1,024,405
Deferred income taxes	1,805,205	7,152
Goodwill	8,952,181	837,117
Intangible assets	2,521,340	—
Other long-term receivable	444,383	—
Other assets	309,836	869,398
	$36,859,214	$13,145,566

LIABILITIES
Current Liabilities:
Notes payable	$187,467	$183,708
Current maturities of long-term debt	501,631	259,273
Accounts payable - trade	1,069,194	828,323
Accrued expenses	1,018,003	721,305
Customer deposits	315,437	171,912
Total current liabilities	3,091,732	2,164,521

Long-term debt, less current maturities	13,489,901	4,303,685
	16,581,633	6,468,206

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,490,357 and 4,913,290 shares issued and outstanding at the end of each period in 2007 and 2006	94,904	49,133
Additional paid-in capital	18,473,234	5,708,760
Accumulated other comprehensive loss	(97,288)	(132,245)
Retained earnings	1,806,731	1,051,712
	20,277,581	6,677,360

	$36,859,214	$13,145,566

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007	2006	2005
Revenue
Sales	$62,410,392	$43,668,973	$35,319,133
Consumer loan service charges	306,413	187,772	241,355
Management fees	250,000	—	—
	62,966,805	43,856,745	35,560,488

Costs and expenses
Cost of goods sold	51,730,886	36,809,910	29,088,545
Selling, general and administrative expenses	9,725,448	5,529,314	5,154,514
Depreciation and amortization	253,887	111,259	126,149
	61,710,221	42,450,483	34,369,208

Operating income	1,256,584	1,406,262	1,191,280

Other (income) expense
Other (income) expense	(575,813)	(16,534)	(18,038)
Interest expense	675,199	408,269	290,744

Earnings before income taxes	1,157,198	1,014,527	918,574

Income tax expense	281,234	348,188	328,049

Net earnings from continuing operations	875,964	666,339	590,525

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $12,622, $28,382 and $58,507, respectively)	39,315	55,094	105,333
Loss on disposal of discontinued operations (less applicable income tax benefit of $26,208, $0 and $0, respectively)	81,630	—	—

Net earnings	$755,019	$611,245	$485,192

Earnings per common share
Basic
From continuing operations	$.12	$.14	$.12
From discontinued operations	(.02)	(.02)	(.02)
Net earnings per common share	$.10	$.12	$.10

Diluted
From continuing operations	$.11	$.13	$.12
From discontinued operations	(.01)	(.01)	(.02)
Net earnings per common share	$.09	$.12	$.10

Weighted average number of common shares:
Basic	7,507,579	4,913,290	4,913,290
Diluted	8,281,887	5,006,909	5,037,073

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31,

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Other Comprehensive	Total Stockholder’s
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance at January 1, 2005	4,913,290	$49,133	$5,708,760	$(44,725)	$(122,582)	$5,590,586
Net earnings				485,192		485,192
Unrealized loss on marketable securities, net of tax					(4,670)	(4,670)
Balance at December 31, 2005	4,913,290	$49,133	$5,708,760	$440,467	$(127,252)	$6,071,128
Net earnings				611,245		611,245
Unrealized loss on marketable securities, net of tax					(4,993)	(4,993)
Balance at December 31, 2006	4,913,290	$49,133	$5,708,760	$1,051,712	$(132,245)	$6,677,360
Net earnings				755,019		755,019
Unrealized gain on marketable securities, net of tax					34,957	34,957
Acquisition of Superior	3,669,067	36,691	12,593,172			12,629,863
Conversion of warrants	908,000	9,080	142,485			151,565
Stock based compensation			28,817			28,817
Balance at December 31, 2007	9,490,357	$94,904	$18,473,234	$1,806,731	$(97,288)	$20,277,581

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005
Cash flows from operating activities

Net earnings	$755,019	$611,245	$485,192
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	253,887	139,395	145,337
Deferred taxes	(31,692)	(3,801)	21,832
Gain on sale of marketable securities	(3,890)	—	(3,845)
Loss on discontinued operations	120,945	—	—
Gain on sale of building	(579,447)	—	—
(Increase) decrease in operating assets and liabilities
Trade receivables	(3,345,559)	(317,694)	183,578
Inventories	(928,838)	(225,908)	(778,735)
Prepaid expenses and other current assets	(70,810)	23,181	(53,577)
Change in other long term assets	181,855	(11,826)	182
Accounts payable and accrued expenses	(695,689)	179,081	266,360
Change in customer deposits	24,712	(34,408)	139,147
Federal income taxes payable	38,131	(111,392)	(132,290)
Net cash provided by (used in) operating activities	(4,281,376)	247,793	273,131
Cash flows from investing activities
Pawn loans made	(714,209)	(485,595)	(602,987)
Pawn loans repaid	380,060	417,124	454,707
Recovery of pawn loan principal through sale of forfeited collateral	204,121	100,960	248,695
Pay day loans made	(164,289)	(274,973)	(177,775)
Pay day loans repaid	125,982	195,534	112,210
Purchase of property and equipment	(3,780,554)	(42,058)	(285,456)
Deal cost for Superior Galleries acquisition	(375,280)	(569,782)	—
Acquisition of Euless Gold & Silver	(600,000)	—	—
Proceeds from sale of discontinued operations	77,496	—	—
Proceeds from sale of building	924,742	—	—
Proceeds from sale of marketable securities	396	—	4,226
Net cash used in investing activities	(3,921,535)	(658,790)	(246,380)
Cash flows from financing activities
Proceeds from notes issue	6,991,578	1,247,350	8,371,525
Mortgage on new corporate office and store location	2,441,922	—	—
Issuance of common stock	78,363	—	—
Repayments of notes payable	(1,982,686)	(668,905)	(7,670,339)
Net cash provided by financing activities	7,529,177	578,445	701,186

Net increase (decrease) in cash and cash equivalents	(673,734)	167,448	727,937
Cash and cash equivalents at beginning of period	1,210,282	1,042,834	314,897
Cash and cash equivalents at end of period	$536,548	$1,210,282	$1,042,834

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Supplemental disclosures:
	2007	2006	2005
Cash paid during the year for:
Interest	$572,592	$378,562	$300,866
Income taxes	$50,000	$435,000	$385,000

The accompanying notes are an integral part of these consolidated financial statements.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Note 1 - Summary of Accounting Policies and Nature of Operations

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations

DGSE Companies, Inc. and its subsidiaries (the “Company”), sell jewelry and bullion products to both retail and wholesale customers throughout the United States through its facilities in Dallas and Euless, Texas, Mt. Pleasant, South Carolina, Beverly Hills California and through its internet sites.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

On July 13, 2007, we sold the loan balances from our American Pay Day Center locations and discontinued operations in those locations. As a result of this disposition, the Consolidated Financial Statements and related notes have been reclassed to present the results of the American Pay Day Center locations as discontinued operations.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are being provided on the straight-line method over periods of three to thirty years. Machinery and equipment under capital leases are amortized on the straight-line method over the life of the lease. Expenditures for repairs and maintenance are charged to expense as incurred.

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

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Note 1 - Summary of Accounting Policies and Nature of Operations - continued

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

Advertising Costs

Advertising costs are expensed as incurred and amounted to $1,442,723, $823,106 and $719,080 for 2007, 2006 and 2005, respectively.

Accounts Receivable

The Company records trade receivables when revenue is recognized. No product has been consigned to customers. The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. As of December 31, 2007, the Company had a recorded allowance amount of $700,075 which had been recorded by Superior prior to us acquiring them. The balance of the Company’s trade receivables is net of the allowance amount.

Pawn loans receivable in the amount of $263,856 and $95,422 as of December 31, 2007 and 2006, respectively, are included in the Consolidated Balance Sheets caption trade receivables. The related pawn service charges receivable in the amount of $63,532 and $33,998 as of December 31 2007 and 2006, respectively, are also included in the Consolidated Balance Sheets caption trade receivables.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statements and tax basis of assets and liabilities.

Revenue Recognition
The Company generates revenue from wholesale and retail sales of rare coins, precious metals bullion and second-hand jewelry. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties. We recognize sales on an F.O.B. shipping point basis.

The Company sells rare coins to other wholesalers/dealers within its industry on credit, generally for terms of 15 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables, offset rights and the Company’s historical experience related to credit losses.

The Company also sells rare coins to retail customers on credit, generally for terms of 30 to 60 days, but in no event greater than one year. The Company grants credit to retail customers based on extensive credit evaluations and for existing retail customers based on established business relationships and payment histories. When a retail customer is granted credit, the Company generally collects a payment of 25% of the sales price, establishes a payment schedule for the remaining balance and holds the merchandise as collateral as security against the customer’s receivable until all amounts due under the credit arrangement are paid in full. If the customer defaults in the payment of any amount when due, the Company may declare the customer’s obligation in default, liquidate the collateral in a commercially reasonable manner using such proceeds to extinguish the remaining balance and disburse any amount in excess of the remaining balance to the customer.

Under this retail arrangement, revenues are recognized when the customer agrees to the terms of the credit and makes the initial payment. The Company’s has a limited-in-duration money back guaranty policies (as discussed below).

In limited circumstances, the Company exchanges merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which the Company recognizes revenue in accordance with APB No. 29, “Accounting for Non-monetary Transactions.” When the Company exchanges merchandise for similar merchandise and there is no monetary component to the exchange, the Company does not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When the Company exchanges merchandise for similar merchandise and there is a monetary component to the exchange, the Company recognizes revenue to the extent of monetary assets received and determines the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

The Company has a return policy (money-back guarantee). The policy covers retail transactions involving graded rare coins only. Customers may return graded rare coins purchased within 7 days of the receipt of the rare coins for a full refund as long as the rare coins are returned in exactly the same condition as they were delivered. In the case of rare coin sales on account, customers may cancel the sale within 7 days of making a commitment to purchase the rare coins. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a coin if they can demonstrate that the coin is not authentic, or there was an error in the description of a graded coin.

Revenues from the sale of consigned goods are recognized as commission income on such sale if the Company is acting as an agent for the consignor. If in the process of selling consigned goods, the Company makes an irrevocable payment to a consignor for the full amount due on the consignment and the corresponding receivable from the buyer(s) has not been collected by the Company at that payment date, the Company records that payment as a purchase and the sale of the consigned good(s) to the buyer as revenue as the Company has assumed all collection risk.

The Company’s auction business generates revenue in the form of commissions charged to buyers and sellers of auction lots. Auction commissions include buyers’ commissions, sellers’ commissions, and buyback commissions, each of which are calculated based on a percentage of the hammer price.

Buyers’ and sellers’ commissions are recognized upon the confirmation of the identification of the winning bidders. Funds charged to winning bidders include the hammer price plus the commission. Only the commission portion of the funds received by winning bidders is recorded as revenue.

Buyback commissions represent an agreed upon rate charged by the Company for goods entered in the auction and not sold. Goods remain unsold when an auction lot does not meet the consignor reserve, which is the minimum sales price as determined prior to auction, and when items sold at auction are returned subsequent to the winning bidder taking possession. Returns from winning bidders are very limited and primarily occur when a rare coin sold auction has an error in its description in which the winner bidder relied upon-to purchase the item. Buyback commission is recognized along with sellers’ commission or at the time an item is returned.

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

As of December 31, 2007, based on subsequent collections and operating history, management estimated no allowance for discounts, returns, bad debts and other adjustments.

Direct cost of Pawn Loan Service Charge Revenue

The direct cost of pawn loan service charge revenue is included in the Consolidated Statements of Operations caption “Selling, general and administrative expenses”.

Shipping and Handling Costs

Shipping and handling costs are included in selling general and administrative expenses, and amounted to $266,867, $178,999 and $155,876 for 2007, 2006 and 2005, respectively.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Note 1 - Summary of Accounting Policies and Nature of Operations - continued

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

	Year Ended December 31,
	2007		2006		2005
Net earnings, as reported		$755,019		$611,245	$485,192
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		N/A		N/A	(4,554)
Pro forma net earnings	$	N/A	$	N/A	$480,638
Earnings per share:
Basic - as reported		$0.10		$0.12	$0.10
Basic - pro forma		$0.10		$0.12	$0.10
Diluted - as reported		$0.09		$0.12	$0.10
Diluted - pro forma		$0.09		$0.12	$0.10

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

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Note 1 - Summary of Accounting Policies and Nature of Operations - continued

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company beginning January 1, 2009. As the Company does not hold any noncontrolling interests, it believes the impact of adopting SFAS 160 will not have a material effect on its consolidated statement of earnings, financial condition, statement of cash flows or earnings per share.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for the Company on a prospective basis for business combinations for which the acquisition date is on or subsequent to the reporting period beginning January 1, 2009. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions, if any.

Note 2 - Concentration of Credit Risk

The Company maintains cash balances in financial institutions in excess of federally insured limits.

Note 3 - Inventories

A summary of inventories at December 31, is as follows:

	2007	2006
Jewelry	$8,118,454	$7,022,453
Scrap gold	414,099	374,284
Bullion	486,991	113,867
Rare coins	3,482,248	235,099
Other	473,990	50,325
Total	$12,975,782	$7,796,028

Note 4 - Investments in Marketable Equity Securities

Marketable equity securities have been classified in the consolidated balance sheet according to management’s intent. The carrying amount of available-for-sale securities and their fair values at December 31, 2007 and 2006 are as follows:

		Gross Unrealized Losses
	Cost	Classified as operating losses due to long-term impairment	Classified as unrealized losses in other comprehensive income	Fair Value
Equity securities 2007	$1,408,441	$(1,249,474)	$(97,288)	$61,769
Equity securities 2006	$1,864,441	$(1,634,845)	$(171,717)	$57,879

At December 31, 2007, management believes the equity shares owned in the publicly traded stocks have declined on a temporary basis as these stocks are thinly traded which results in volatile price flections that temporarily changes the fair value of the stocks. Management also believes its intent and ability to hold these investments supports the Company’s position to categorize the fluctuation in value as temporary.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2007, 2006 and 2005

Note 5 - Property and Equipment

A summary of property and equipment at December 31, 2007 and 2006, is as follows:

	2007	2006
Buildings and improvements	$2,565,533	$712,239
Machinery and equipment	812,833	247,962
Furniture and fixtures	806,108	73,725
	4,184,474	1,033,926
Less accumulated depreciation and amortization	1,151,075	560,851
	3,033,399	473,075
Land	1,160,470	551,330

Total Property and Equipment	$4,193,869	$1,024,405

During 2007, we sold the land and building at which our Dallas retail store and corporate headquarters were previously located, which resulted in a net book value disposition of $712,518. Additionally, the acquisition of Superior Galleries and the purchase of our new land and buildings for our Dallas retail store and corporate headquarters during the fourth quarter of 2007 resulted in a net addition of $3,691,579 to property and equipment.

Note 6 - Acquisitions

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

	Shares	Stock Price		Extended Price
Common stock	3,669,067	$2.55		$9,356,121
A warrants	845,634	1.27	(1)	1,073,955
B warrants	863,000	2.55		2,200,650
Exercise Price B warrants	863,000	$.001		(863)
Direct transaction costs				1,176,290
Total purchase price				$13,806,153

(1)	The $1.27 is the fair value of the warrants calculated under the Black Sholes method as of the acquisition date.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows:

Goodwill	$8,203,448
Intangible assets	2,521,340
Deferred tax asset	1,860,475	(1)
Property and other assets	1,068,958
Inventory	3,260,766
Liabilities assumed	(3,108,834)
Total purchase price	$13,806,153

(1)
 Subsequent to date of acquisition the Company recorded an adjustment to reduce goodwill and increase deferred tax assets to reflect the change in estimated fair value of the net operating loss carryforwards acquired in the Superior acquisition.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2007, 2006 and 2005

In accordance with SFAS 142, the goodwill will not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events.

The operating results of Superior have been included in the consolidated financial statements since the acquisition date of May 30, 2007. The following unaudited pro forma condensed consolidated financial information reflects the results of operations for the year ended December 31, 2007 and 2006 as if the acquisition of Superior had occurred on January 1 of each year after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results (in thousands, except per share data):

	Year Ended December 31,
(In thousands, except per share data)	2007	2006
	(Unaudited)
Pro forma total revenue	$73,565	$83,487
Pro forma net earnings (loss)	$(2,922)	$(3,135)
Pro forma net earnings per share — basic	$(.33)	$(0.50)
Pro forma net earnings per share — diluted	$(.33)	$(0.50)
Pro forma weighted average shares — basic	8,582	6,226
Pro forma weighted average shares — diluted	10,353	6,320

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
December 31, 2007, 2006 and 2005

We entered into these transactions seeing them as opportunistic acquisitions that would allow us to expand our operations and provide a platform for future growth.

Note 7 - Goodwill

The Company recognized an increase in goodwill as a result of the Superior Galleries, Inc. acquisition during 2007. At December 31, goodwill was reflected for the following reporting units:

	2007	2006
Superior Galleries, Inc.	$8,115,064	—
Wholesale watch sales	$837,117	$837,117
Total Goodwill	$8,952,181	$837,117

No impairment losses were recognized during 2007, 2006 or 2005.

Note 8 - Auction and Customer Advances

Superior has established two short-term lending programs consisting of (i) advancing consignment customers cash based on consigned inventory acquired for upcoming auctions, and, (ii) advancing customers cash based on the customer’s assigning specific rare coins in their inventory to Superior as collateral. According to the terms of its Commercial Line of Credit, Superior can advance a customer up to 70% of consigned or assigned rare coin(s), wholesale value. For auction advances, Superior will advance cash to the customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying Superior for the auction advance and any auction fees, with the remaining amount due to the consignor. For customer inventory advances, Superior will advance cash to a customer and take control of the assigned inventory. The customer will sign a promissory note for the funds advanced to be secured by the assigned inventory. Auction and customer advances bear interest at rates between 10% and 18% based primarily on the customer’s creditworthiness and the loan size. The average term of the loan is approximately three months and no individual loan will exceed one year. Customers may require minimum prices for their consigned coins, and if the coin has not sold by the loan maturity date, the customer must choose to refinance the loan, repay the loan, or permit Superior to liquidate the coin. Superior will retain control of the assigned inventory until the customer repays the advance. Auction and customer advances consist of the follows:

	December 31, 2007	December 31, 2006
Auction advances	$747,000	$—
	$747,000	$—

Note 9 - Notes Payable

At December 31, 2007, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 12% totaling $187,468.

At December 31, 2006, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 12% totaling $183,708.

At December 31, 2005, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 12% totaling $594,183.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2007, 2006 and 2005

Note 10 - Long-Term Debt

	2007	2006
A summary of long-term debt at December 31, follows:

Revolving promissory notes payable to bank, a note of $3,595,000 and $2,985,000 at December 31, 2007 and 2006, respectively, which bears interest at prime plus 1-1/2% (9.50% and 9.75% at December 31, 2007 and 2006, respectively, and is due June 22, 2009 and a note of $1,000,000 which bears interest at prime plus 1-3/4% (10.0% and 9.0% at December 31, 2006 and 2005), respectively, is due in equal monthly installments of $16,667 through June 2009. Balance of note was $584,721 and $800,000 as of December 31, 2007 and 2006, respectively. The defined borrowing base requirement is based on eligible trade receivables and inventory. As of December 31, 2007, available but unused borrowing capacity on the revolver was $0. These notes are secured by all accounts receivable, inventory, property and equipment and intangible assets. The notes contain certain covenants, restricting payment of dividends, and requiring the Company to maintain certain financial ratios. In addition to the above, the Company has an additional $11,500,000 line of credit with Stanford International Bank, LTD. Interest on this facility is at the prime rate, as reported in the Wall Street Journal and the facility will mature and become due in May 2011. Of this line, $6,700,000 has been drawn against, most of which related to the Superior Galleries acquisition. As of December 31, 2007, $4,800,000 was available to us.
	$10,879,721	$3,785,000

Our current mortgage payable as of December 31, 2007 is due in monthly installments of $22,744, including interest of 6.70% with a balance due in August 2016. Our old mortgage payable reflected for 2006 was due in monthly installments of $5,881, including interest based on 30 year U.S. Treasury note rate plus 2-1/2% (7.23% at December 31, 2006) with a then balance due in January 2014	2,435,364	386,770

Note payable, due in quarterly payments of $57,691 including interest of 8.25%. The final payment is due May 1, 2009	315,128	—

Note payable, due January 2, 2009. Interest is payable monthly at a rate of 8%	310,556	310,556

Capital lease obligations	50,763	80,632
	13,991,532	4,562,958
Less current maturities	(501,631)	(259,273)
	$13,489,901	$4,303,685

The following table summarizes the aggregate maturities of long-term debt and payments on the capital lease obligations and reflects the revised maturities from refinancing of certain long-term debt subsequent to year-end:

	Long-term Debt	Obligations under Capital Leases	Totals
December 31,
2008	$485,948	$15,683	501,631
2009	4,177,763	21,048	4,198,811
2010	93,278	14,032	107,310
2011	6,799,723	—	6,799,723
2012	106,614	—	106,614
Thereafter	2,277,443	—	2,277,443
	13,940,769	50,763	13,991,532
Less current portion	(485,948)	(15,683)	(501,631)
	$13,454,821	$35,080	$13,489,901

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2007, 2006 and 2005

Note 11 - Earnings Per Common Share

A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December 31, 2007, 2006 and 2005 is as follows:
Net Earnings	Shares		Per Share
	(In thousands, except per share data)
Year ended December 31, 2007
Basic earnings per common share	$755,019	7,507,579	$0.10
Effect of dilutive stock options	—	774,308
Diluted earnings per common share	$755,019	8,281,887	$0.09
Year ended December 31, 2006
Basic earnings per common share	$611,245	4,913,920	$0.12
Effect of dilutive stock options	—	92,989
Diluted earnings per common share	$611,245	5,006,909	$0.12
Year ended December 31, 2005
Basic earnings per common share	$485,192	4,913,920	$0.10
Effect of dilutive stock options	(4,554)	123,783
Diluted earnings per common share	$485,192	5,037,073	$0.10

Note 12 - Stock Options

The Company has granted stock options to key employees and directors to purchase shares of the Company’s common stock. Each option issued vests according to schedules designated by the Board of Directors, not to exceed three years. The exercise price is based upon the estimated fair market value of the Company’s common stock at the date of grant, and is payable when the option is exercised.

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

The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimate in accordance with the provision of SFAS No. 123. Results from prior periods have not been restated and do not include the impact of SFAS No. 123(R). Stock-based compensation expense under SFAS No. 123(R) for the year ended December 31, 2007 and 2006 was $28,817 and $0, respectively, relating to employee and director stock options and our employee stock purchase plan. Stock-based compensation expense under the provision of APB No. 25 for the year ended December 31, 2006 was insignificant.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2007, 2006 and 2005

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As of December 31, 2007, we have not recorded the tax effects of employee stock-based compensation and have made no adjustments to the APIC pool.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, we have not reported these excess tax benefits as of December 31, 2007.

The following table summarizes the activity in common shares subject to options for the years ended December 31, 2007, 2006 and 2005:

	At December 31,
	2007		2006		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,403,134	$2.03	1,403,134	$2.03	1,420,634	$2.09
Granted	50,000	6.00	—	0.00	35,000	2.60
Exercised	—	0.00	—	0.00	—	0.00
Forfeited	(10,000)	0.00	—	0.00	(52,500)	4.10

Outstanding at end of year	1,443,134	$2.17	1,403,134	$2.03	1,403,134	$2.03

Options exercisable at end of year	1,393,134	$2.17	1,403,134	$2.03	1,403,134	$2.03

During the year ended December 31, 2007, there have been 50,000 options granted to our non-employee directors under this plan and, as a result, there are 700,000 shares available for future grants under the 2006 Plan.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2007, 2006 and 2005

Information about Plan stock options outstanding at December 31, 2007 is summarized as follows:

	Options outstanding
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$1.12	267,857	5 years	$1.12
$1.13 to $2.25	1,072,777	5 years	$2.21
$2.26 to $2.82	35,000	5 years	$2.60
$2.83 to $4.19	17,500	2 years	$3.88
$6.00	50,000	10 years	$6.00
	1,443,134

	Options exercisable
Range of exercise prices	Number exercisable	Weighted average exercise price
$1.12	267,857	$1.12
$1.13 to $2.25	1,072,777	$2.21
$2.26 to $2.82	35,000	$2.60
$2.83 to $4.19	17,500	$3.88
	1,393,134

Note 13 - Comprehensive Income

Comprehensive income at December 31, 2007, 2006 and 2005 is as follows:

	Before-Tax		Net-of-Tax
	Amount	Tax Benefit	Amount
Accumulated comprehensive income (loss) at January 1, 2005	$(150,784)	$28,202	$(122,582)
Unrealized holding losses arising during 2005	(11,287)	6,617	(4,94)
Accumulated comprehensive income (loss) at December 31, 2005	(162,071)	34,819	(127,252)
Unrealized holding losses arising during 2006	(7,519)	2,526	(4,993)
Accumulated comprehensive income (loss) at December 31, 2006	(169,590)	37,345	(132,245)
Unrealized holding gains arising during 2007	25,714	9,243	34,957
Accumulated comprehensive income (loss) at December 31, 2007	(143,876)	46,588	(97,288)

Note 14 - Intangible Assets

Intangible assets represent the customer base and trade name resulting from the Superior Acquisition as follows:

	December 31, 2007	December 31, 2006
Customer base	$430,000	$—
Trade name	$2,091,340	—
Intangible assets	$2,521,340	$—

Only the customer base intangible asset will be subject to amortization and will be amortized over a 15 year life. The monthly amortization of $28,667 will begin in the first quarter of 2008 upon final assessment and adjustments are recorded to the purchase price.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2007, 2006 and 2005

Note 15 - Income Taxes

The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

	2007	2006	2005
Tax expense at statutory rate	272,658	316,484	$256,609
Other	8,576	3,323	12,933
Benefit of discontinued operations	(38,830)	—	—
Tax expense	242,404	319,807	$269,542
Current	77,424	323,653	$247,710
Deferred	164,980	(3,846)	21,832
Total	242,404	319,807	$269,542

Deferred income taxes are comprised of the following at December 31, 2007 and 2006:

	2007	2006
Deferred tax assets (liabilities):
Inventory	90,546	$62,077
Unrealized loss on available for sale securities	46,588	37,345
Property and equipment	(12,764)	(78,446)
Capital loss carryover	8,366	16,457
Superior acquisition	1,766,361	—
Goodwill	(93,892)	(95,715)
Total deferred tax assets	$1,805,205	$7,152

Note 16 - Operating Leases

The Company leases certain of its facilities under operating leases. The minimum rental commitments under noncancellable operating leases as of December 31, 2007 are as follows:

Year Ending	Lease
December 31,	Obligations
2008	$771,529
2009	822,574
2010	695,903
2011	658,392
Thereafter	540,092
$3,488,490

Rent expense for the years ended December 31, 2007, 2006 and 2005 was approximately $437,069, $201,810 and $174,988, respectively, was decreased by sublease income of approximately $0, $0 and $45,300, respectively.

Note 17 - Discontinued Operations

On July 13, 2007, we sold the loan balances from our American Pay Day Center locations for $77,496 and discontinued operations in those locations. The receivables sold, including interest due, had a balance of $120,573 at the time of the sale. The sales price was determined based on the age of the outstanding receivables. As a result of the sale and discontinued operations, we recognized a pretax loss of $107,838 on the disposal and a pretax loss on discontinued operations of $51,938 for the year ended December 31, 2007. As a result, operating results from this subsidiary have been reclassified to discontinued operations for all periods presented. As of December 31, 2007 there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2007, 2006 and 2005

Note 18 - Segment Information

Management identifies reportable segments by product or service offered. Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments, pay day lending and pawn operations. The Company’s operations by segment were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Bullion	Rare Coins	Auctions	Corporate and Other	Consolidated
Revenues
2007	$19,338	$5,785	$21,153	$13,921	$1,498	$1,271	$62,966
2006	16,519	5,997	16,252	4,697	—	618	44,083
2005	14,917	4,781	10,688	4,575	—	679	35,640

Net income (loss)
2007	319	197	235	8	42	(46)	755
2006	143	270	148	101	—	(51)	611
2005	195	250	79	267	—	(306)	485

Identifiable assets
2007	16,132	2,164	536	4,314	2,139	11,574	36,859
2006	10,020	1,940	114	235	—	837	13,146
2005	9,015	1,733	209	203	—	670	11,830

Capital Expenditures
2007	3,126	—	23	—	—	274	3,423
2006	11	—	—	—	—	31	42
2005	202	—	—	—	—	83	285

Depreciation and amortization
2007	130	—	33	32	32	27	254
2006	107	—	—	—	—	32	139
2005	107	10	—	—	—	25	142

Note 19 - Quarterly Results of Operations (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year ended December 31, 2007
Revenues	$10,240	$12,577	$16,856	$23,294
Operating profit	384	557	142	174
Net earnings	182	278	284	11
Basic earnings per common share	$0.04	$0.05	$0.03	$0.00
Diluted earnings per common share	$0.04	$0.04	$0.03	$0.00
Year ended December 31, 2006
Revenues	$9,721	$12,546	$9,609	$12,207
Operating profit	302	484	242	295
Net earnings	148	271	108	84
Basic earnings per common share	$0.03	$0.05	$0.02	$0.02
Diluted earnings per common share	$0.03	$0.05	$0.02	$0.02
Year ended December 31, 2005
Revenues	$6,718	$6,800	$7,215	$14,906
Operating profit	299	192	206	330
Net earnings	151	79	92	164
Basic earnings per common share	$0.03	$0.02	$0.02	$0.03
Diluted earnings per common share	$0.03	$0.02	$0.02	$0.03