Form 10-Q
period 2008-03-31
DGSE COMPANIES INC
filed 2008-05-13
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 1-11048

DGSE Companies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0097334
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11311 Reeder Road
Dallas, Texas 75229
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

YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2008:

Class	Outstanding
Common stock, $.01 par value per share	9,498,739

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	1

	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4.	Controls and Procedures.	13

PART II.	OTHER INFORMATION

Item 3.	Legal Proceedings.	14

Item 5.	Other Information.	14

Item 6.	Exhibits.	14

SIGNATURES

i

DGSE Companies, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$712,275	$536,548
Trade receivables	2,501,535	3,792,474
Auction advances	759,157	747,000
Inventories	15,584,171	12,975,782
Prepaid expenses	657,603	459,486
Prepaid federal income tax	—	59,341
Total current assets	20,214,741	18,570,631

Marketable securities - available for sale	77,069	61,769
Property and equipment, net	4,377,088	4,193,869
Deferred income taxes	1,761,916	1,805,205
Goodwill	8,952,181	8,952,181
Intangible assets	2,514,173	2,521,340
Other long-term receivable	444,383	444,383
Other assets	292,014	309,836
	$38,633,565	$36,859,214

LIABILITIES
Current Liabilities:
Notes payable	$187,463	$187,467
Current maturities of long-term debt	501,631	501,631
Accounts payable - trade	840,867	1,069,194
Federal income tax payable	169,205	—
Accrued expenses	606,774	1,018,003
Customer deposits	1,958,684	315,437
Total current liabilities	4,264,624	3,091,732

Long-term debt, less current maturities	13,567,625	13,489,901
	17,832,249	16,581,633

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,498,729 and 9,490,357 shares issued and outstanding at the end of each period in 2008 and 2007, respectively	94,987	94,904
Additional paid-in capital	18,509,533	18,473,234
Accumulated other comprehensive loss	(87,190)	(97,288)
Retained earnings	2,283,986	1,806,731
	20,801,316	20,277,581

	$38,633,565	$36,859,214

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2008	2007
	Unaudited
Revenue
Sales	$32,603,222	$9,976,378
Consumer loan service charges	124,320	47,891
Management fees	—	150,000
	32,727,542	10,174,269

Costs and expenses
Cost of goods sold	28,420,016	8,394,233
Selling, general and administrative expenses	3,281,812	1,326,419
Depreciation and amortization	109,836	38,692
	31,811,664	9,759,344

Operating income	915,878	414,925

Other expense (income)
Other income	(13,216)	—
Interest expense	185,206	107,240

Earnings before income taxes	743,888	307,685

Income tax expense	266,633	104,613

Net earnings from continuing operations	477,255	203,072

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $0 and $10,641, respectively)	—	20,657

Net earnings	$477,255	$182,415

Earnings per common share - basic and diluted	$0.05	$0.04

Weighted average number of common shares:
Basic	9,498,729	4,913,290
Diluted	10,344,363	5,020,436

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007
Cash flows from operating activities	Unaudited

Net earnings	$477,255	$182,415
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	109,836	49,780
Deferred income taxes	43,289	—
Gain on marketable securities	(15,300)	—
(Increase) decrease in operating assets and liabilities
Trade receivables	1,266,568	97,256
Inventories	(2,608,389)	(317,718)
Prepaid expenses and other current assets	(198,117)	(44,006)
Accounts payable and accrued expenses	(628,160)	(939,845)
Customer deposits	1,643,247	98,632
Federal income taxes payable	228,546	57,280
Other assets	17,822	(22,357)
Net cash provided by (used in) operating activities	336,597	(838,563)
Cash flows from investing activities
Pawn loans made	(317,580)	(77,851)
Pawn loans repaid	160,906	46,988
Recovery of pawn loan principal through sale of forfeited collateral	168,888	20,396
Pay day loans made	—	(73,866)
Pay day loans repaid	—	63,123
Purchase of property and equipment	(285,888)	(74,022)
Merger costs paid	—	(84,964)
Net cash used in investing activities	(273,674)	(180,196)
Cash flows from financing activities
Proceeds from line of credit	750,000	—
Payments of capital lease	(1,986)	—
Repayments of notes payable	(635,210)	(68,024)
Net cash provided by (used in) financing activities	112,804	(68,024)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	175,727	(1,086,783)
Cash and cash equivalents at beginning of period	536,548	1,210,282
Cash and cash equivalents at end of period	$712,275	$123,499

Supplemental disclosures:

Interest paid for the three months ended March 31, 2008 and 2007 was $174,449 and $99,019, respectively.
Income taxes paid for the three months ended March 31, 2008 and 2007 was $0 and $50,000, respectively.

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

The interim financial statements of DGSE Companies, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

On July 13, 2007, we sold the loan balances from our American Pay Day Center locations and discontinued operations in those locations. See Note 7, “Acquisitions and Discontinued Operations.” As a result of this disposition, certain sections of the Consolidated Financial Statements and related notes have been reclassified to present the results of the American Pay Day Center locations as discontinued operations.

(2)	Inventory.

A summary of inventories is as follows:

	March 31, 2008	December 31, 2007
Jewelry	$9,545,537	$8,118,454
Rare coins	3,184,025	3,482,248
Bullion	1,388,456	486,991
Scrap gold	920,796	414,099
Other	545,357	473,990
Total	$15,584,171	$12,975,782

(3)	Trade Receivables.

Pawn loans receivable in the amount of $258,242 and $263,856 as of March 31, 2008 and December 31, 2007, respectively, are included in the Consolidated Balance Sheets caption trade receivables as of these respective dates. The related pawn service charges receivable in the amount of $65,034 and $63,532 as of March 31, 2008 and 2007, respectively, are also included in the Consolidated Balance Sheets caption trade receivables as of these respective dates.

(4)	Earnings per share.

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the periods ended March 31, 2008 and 2007 is as follows:

	2008			2007
	Three months ended March 31,			Three months ended March 31,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$477,255	9,498,729	$0.05	$182,415	4,913,290	$0.04
Effect of dilutive stock options	—	845,634	—	—	107,146	—

Diluted earnings per common share	$477,255	10,344,363	$0.05	$182,415	5,020,436	$0.04

DGSE COMPANIES, Inc. and Subsidiaries

(5)	Business segment information.

Management identifies reportable segments by product or service offered. Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations. Our operations by segment for the three months ended March 31 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Auctions	Corporate and Other	Consolidated
Revenues
2008	$6,514	$1,358	$16,434	$7,306	$553	$563	$32,728
2007	3,951	1,336	3,343	1,286	—	258	10,174

Net earnings (loss)
2008	208	33	404	(70)	(70)	(28)	477
2007	62	43	53	9	—	15	182

Identifiable assets
2008	21,056	2,074	1,383	4,544	1,147	8,430	38,634
2007	9,094	1,907	259	237	—	938	12,435

Goodwill
2008	—	837	—	—	—	8,115	8,952
2007	—	837	—	—	—	—	837

Capital Expenditures
2008	272	—	—	—	14	—	286
2007	71	—	—	—	—	3	74

Depreciation and amortization
2008	38	—	14	14	14	30	110
2007	24	—	—	—	—	26	50

(6)	Stock-based Compensation.

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

Stock-based compensation expense under SFAS No. 123(R) for the months ended March 31, 2008 and 2007, respectively, was $15,200 and $0, relating to employee and director stock options and our employee stock purchase plan.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As of March 31, 2008, we have not recorded the tax effects of employee stock-based compensation and have made no adjustments to the APIC pool.

DGSE COMPANIES, Inc. and Subsidiaries

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, we have not reported these excess tax benefits as of March 31, 2008.

(7)	Acquisitions

Superior Galleries, Inc. On May 30, 2007, we completed our acquisition of Superior Galleries, Inc., which we refer to as Superior, pursuant to an amended and restated agreement and plan of merger and reorganization dated as of January 6, 2007, which we refer to as the merger agreement, with Superior and Stanford International Bank Ltd., then Superior’s largest stockholder and its principal lender, which we refer to as Stanford, as stockholder agent for the Superior stockholders, whereby Superior became a wholly owned subsidiary of DGSE Companies, Inc. Superior’s principal line of business is the sale of rare coins on a retail, wholesale, and auction basis. Superior operates a store in Beverly Hills, CA. The total purchase price of approximately $13.8 million was broken down as follows:

	Shares	Stock Price		Extended Price
Common stock	3,669,067	$2.55		$9,356,121
A warrants	845,634	1.27	(1)	1,073,955
B warrants	863,000	2.55		2,200,650
Exercise Price B warrants	863,000	$.001		(863)
Direct transaction costs				1,176,290
Total purchase price				$13,806,153

(1)	$1.27 is the fair value of the warrants calculated under the Black Sholes method as of the acquisition date.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows:

Goodwill	$8,203,448
Intangible assets	2,521,340
Deferred tax asset	1,860,475
Property and other assets	1,068,958
Inventory	3,260,766
Liabilities assumed	(3,108,834)
Total purchase price	$13,806,153

In accordance with SFAS 142, the goodwill will not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events.

The operating results of Superior have been included in the consolidated financial statements since the acquisition date of May 30, 2007. The following unaudited pro forma condensed consolidated financial information reflects actual results of operations for the quarter ended March 31, 2008 and the pro forma results of operations for the quarter ended March 31, 2007 and as if the acquisition of Superior had occurred on January 1 of 2007 after giving effect to purchase accounting adjustments.

DGSE COMPANIES, Inc. and Subsidiaries

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results (in thousands, except per share data):

	Quarter Ended March 31,
(In thousands, except per share data)	2008	2007
	(Unaudited)
		(Pro forma)
Total revenue	$32,728	$15,843
Net earnings (loss)	$477	$(953)
Net earnings (loss) per share — basic	$0.05	$(0.15)
Net earnings (loss) per share — diluted	$0.05	$(0.15)
Weighted average shares — basic	9,499	6,226
Weighted average shares — diluted	10,344	6,353

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, we have adopted the provisions of SFAS 157. The adoption did not have any financial impact on our results of operations and financial position.

DGSE COMPANIES, Inc. and Subsidiaries

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, we have adopted the provisions of SFAS 159 except as it applies to those nonfinancial assets and nonfinancial liabilities. Due to the fact that management has not elected to use the fair value option for eligible items, the adoption did not have any financial impact on our results of operations and financial position.

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

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

Auction Advances. We have established a short-term lending program advancing consignment customers cash based on consigned inventory acquired for upcoming auctions. We may advance a customer up to 70% of consigned, or assigned, rare coin(s)’ wholesale value. For auction advances, we will advance cash to a customer and take control of the inventory to be held on consignment for auction. The customer will sign a note receivable for the funds advanced to be secured by the consigned inventory. As consigned inventory is sold, the proceeds will be collected, repaying us for the auction advance and any auction fees, with the remaining amount due to the consignor.

Revenue Recognition. The Company generates revenue from wholesale and retail sales of rare coins, precious metals bullion and second-hand jewelry. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties. We recognize sales on an F.O.B. shipping point basis.

The Company sells rare coins to other wholesalers/dealers within its industry on credit, generally for terms of 14 to 60 days, but in no event greater than one year. The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer. The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and the Company’s historical experience related to credit losses.

DGSE COMPANIES, Inc. and Subsidiaries

Revenues for monetary transactions (i.e., cash and receivables) with dealers are recognized when the merchandise is shipped to the related dealer.

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

Under this retail arrangement, revenues are recognized when the customer agrees to the terms of the credit and makes the initial payment. The Company has a limited-in-duration money back guaranty policy (as discussed below).

In limited circumstances, the Company exchanges merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which the Company recognizes revenue in accordance with SFAS 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” When the Company exchanges merchandise for similar merchandise and there is no monetary component to the exchange, the Company does not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When the Company exchanges merchandise for similar merchandise and there is a monetary component to the exchange, the Company recognizes revenue to the extent of monetary assets received and determines the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

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

The Company’s auction businesses generate revenue in the form of commissions charged to buyers and sellers of auction lots. Auction commissions include buyers’ commissions, sellers’ commissions, and buyback commissions, each of which is calculated based on a percentage of the hammer price.

Buyers’ and sellers’ commissions are recognized upon the confirmation of the identification of the winning bidders. Funds charged to winning bidders include the hammer price plus the commission. Only the commission portion of the funds received by winning bidders is recorded as revenue.

Buyback commissions represent an agreed upon rate charged by the Company for goods entered in the auction and not sold. Goods remain unsold when an auction lot does not meet the consignor reserve, which is the minimum sales price as determined prior to auction, and when items sold at auction are returned subsequent to the winning bidder taking possession. Buyback commission is recognized along with sellers’ commission or at the time an item is returned. Returns from winning bidders are very limited and primarily occur when a rare coin sold at auction has an error in its description in which the winner bidder relied upon to purchase the item.

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

DGSE COMPANIES, Inc. and Subsidiaries

Results of Operations

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Sales increased by $22,627,000 or 226.8%, during the three months ended March 31, 2008 as compared to 2007. This increase was primarily the result of a $13,091,000, or 391.6%, increase in the sale of precious metal products, a $6,020,000, or 468.1%, increase in rare coin sales and $2,563,000, or 64.9%, increase in our retail jewelry sales during the first quarter of 2008 as compared to 2007 and auction revenues of $553,000 during 2008. The increases in precious metals, rare coin and jewelry sales were due to an approximately 40.0% price increase in gold products and the acquisition of Superior Galleries and Euless Gold and Silver in May 2007. Consumer loan service fees increased $76,000, or 159.6%, in the first quarter of 2008 as compared to the first quarter of 2007. This increase is primarily attributable to the second pawn location we opened in November 2007 as well as increased loan activity in our initial location. Cost of goods as a percentage of sales increased from 84.1% in 2007 to 87.2 % in 2008. This increase was due to the increase in rare coin and precious metals revenue as a percentage of total sales.

Selling, general and administrative expenses increased by $1,955,000, or 147.4%, during the three months ended March 31, 2008 as compared to 2007. This increase was primarily due to the acquisition of Superior Galleries and Euless Gold and Silver in May 2007. These acquisitions accounted for $1,338,000 of the increase. In addition, selling, general and administrative cost related to the new operation of Superior Precious metals, Superior Estate Buyers, American Gold and Silver Exchange and our seconded pawn shop totaled approximately $400,000 during the first quarter of 2008. Depreciation and amortization increased by $71,144, or 183.9%, during the first quarter of 2008 due to additional assets being purchased through our recent acquisitions, new businesses and the purchase of our new store and headquarters facility. The increase in interest expense was due to the additional debt related to the Superior acquisition.

Income taxes are provided at the rate of 35.84% and 34% for 2008 and 2007, respectively.

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

Liquidity and Capital Resources

We expect capital expenditures to total approximately $500,000 during the next twelve months. It is anticipated that these expenditures will be funded from working capital and our credit facility. As of March 31, 2008 there were no commitments outstanding for capital expenditures.

In the event of significant growth in retail and or wholesale jewelry sales, the demand for additional working capital will expand due to a related need to stock additional jewelry inventory and increases in wholesale accounts receivable. Historically, vendors have offered us extended payment terms to finance the need for jewelry inventory growth and our management believes that we will continue to do so in the future. Any significant increase in wholesale accounts receivable will be financed under our credit facility.

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

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $4,300,000. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of March 31, 2008, approximately $4,300,000 was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

DGSE COMPANIES, Inc. and Subsidiaries

Upon the consummation of our acquisition of Superior, and after the exchange by Stanford of $8,400,000 of Superior debt for shares of Superior common stock, Superior amended and restated its credit facility with Stanford. The amended and restated commercial loan and security agreement, which we refer to as the loan agreement, decreased the available credit line from $19,890,000 to $11,500,000, reflecting the $8,400,000 debt exchange. Interest on the outstanding principal balance will continue to accrue at the prime rate, as reported in the Wall Street Journal or, during an event of default, at a rate 5% greater than the prime rate as so reported.

The new credit facility is split into two revolving loans of $5,000,000 and $6,500,000. Loan proceeds can only be used for customer loans consistent with specified loan policies and procedures and for permitted inter-company transactions. Permitted inter-company transactions are loans or dividends paid to us or our other subsidiaries. We guaranteed the repayment of these permitted inter-company transactions pursuant to a secured guaranty in favor of Stanford. In connection with the secured guarantee, Stanford and Texas Capital Bank, N.A., our primary lender, entered into an intercreditor agreement with us, and we entered into a subordination agreement with Superior, both of which subordinate Stanford's security interests and repayment rights to those of Texas Capital Bank.

As of March 31, 2008, approximately $4,050,000 was available under the revolving credit facility.

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

The loans are secured by a first priority security interest in substantially all of Superior’s assets, including inventory, accounts receivable, promissory notes, books and records and insurance policies, and the proceeds of the foregoing. In addition, pursuant to the secured guaranty and intercreditor arrangements described above, Stanford has a second-order security interest in all of our accounts and inventory.

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

DGSE COMPANIES, Inc. and Subsidiaries

On October 17, 2007, we closed on the purchase of our new headquarters location. As a result, we assumed a new loan with a remaining principal balance of $2,441,922 and an interest rate of 6.70%. The loan has required monthly payments of $20,192 with the final payment due on August 1, 2016.

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

	Payments due by period
Contractual Cash Obligations	Total	2008	2009 - 2010	2011 - 2012	Thereafter
Notes payable	$187,463	$187,463	$—	$—	$—
Long-term debt and capital leases	14,241,041	364,115	4,306,121	7,293,362	2,277,443
Federal income taxes	169,205	169,205	—	—	—
Operating Leases	3,331,923	614,962	1,518,477	1,150,244	48,240
Total	$17,929,632	$1,335,745	$5,824,598	$8,443,606	$2,325,683

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

Changes in internal controls. For the quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DGSE COMPANIES, Inc. and Subsidiaries

PART II- OTHER INFORMATION

Item 3. Legal Proceedings

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

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: May 12, 2008
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: May 12, 2008
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

By:	/s/ W. H. Oyster	Dated: May 12, 2008
W. H. Oyster
Director, President and
Chief Operating Officer

By:	/s/ John Benson	Dated: May 12, 2008
John Benson
Chief Financial Officer
(Principal Accounting Officer)