Form 10-Q
period 2008-06-30
DGSE COMPANIES INC
filed 2008-08-14
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO    ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2008:

Class	Outstanding
Common stock, $.01 par value per share	9,833,635

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Consolidated Financial Statements.

	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1

	Consolidated Statements of Operations for the three months ended	2
	June 30, 2008 and 2007

	Consolidated Statements of Operations for the six months ended	3
	June 30, 2008 and 2007

	Consolidated Statements of Cash Flows for the six months ended	4
	June 30, 2008 and 2007

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4.	Controls and Procedures.	16

PART II.	OTHER INFORMATION

Item 3.	Legal Proceedings.	17

Item 5.	Other Information.	17

Item 6.	Exhibits.	18

SIGNATURES

i

DGSE Companies, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$934,051	$536,548
Trade receivables	5,052,894	3,792,474
Auction advances	1,002,157	747,000
Inventories	15,046,163	12,975,782
Prepaid expenses	713,736	459,486
Prepaid federal income tax	—	59,341
Total current assets	22,749,001	18,570,631

Marketable securities - available for sale	20,532	61,769
Property and equipment, net	4,645,462	4,193,869
Deferred income taxes	1,717,131	1,805,205
Goodwill	9,013,880	8,952,181
Intangible assets	2,521,340	2,521,340
Other long-term receivable	465,971	444,383
Other assets	228,247	309,836
	$41,361,564	$36,859,214

LIABILITIES
Current Liabilities:
Notes payable	$187,463	$187,467
Current maturities of long-term debt	501,631	501,631
Accounts payable - trade	3,657,565	1,069,194
Federal income tax payable	195,469	—
Accrued expenses	444,669	1,018,003
Customer deposits	1,191,634	315,437
Total current liabilities	6,178,431	3,091,732

Long-term debt, less current maturities	13,924,797	13,489,901
	20,103,228	16,581,633

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,833,635 and 9,490,357 shares issued and outstanding at the end of each period in 2008 and 2007, respectively	98,337	94,904
Additional paid-in capital	18,503,353	18,473,234
Accumulated other comprehensive loss	(117,264)	(97,288)
Retained earnings	2,773,910	1,806,731
	21,258,336	20,277,581

	$41,361,564	$36,859,214

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2008	2007
	Unaudited
Revenue
Sales	$26,244,397	$12,351,892
Consumer loan service charges	130,849	61,410
Management fees	—	100,000
	26,375,246	12,513,302

Costs and expenses
Cost of goods sold	22,211,744	10,232,710
Selling, general and administrative expenses	3,320,037	1,644,766
Depreciation and amortization	83,396	60,851
	25,615,177	11,938,327

Operating income	760,069	574,975

Other expense (income)
Other income	(12,125)	(2,251)
Interest expense	189,961	137,896

Earnings before income taxes	582,233	439,330

Income tax expense	92,309	149,369

Net earnings from continuing operations	489,924	289,961

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $0 and $6,247, respectively)	—	12,128

Net earnings	$489,924	$277,833

Earnings per common share - basic	$0.05	$0.04

Earnings per common share - diluted	$0.05	$0.04

Weighted average number of common shares:
Basic	9,666,182	5,320,964
Diluted	10,344,363	6,731,618

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2008	2007
	Unaudited
Revenue
Sales	$58,847,619	$22,328,270
Consumer loan service charges	255,169	109,300
Management fees	—	250,000
	59,102,788	22,687,570

Costs and expenses
Cost of goods sold	50,631,760	18,626,943
Selling, general and administrative expenses	6,601,849	2,971,185
Depreciation and amortization	193,232	99,543
	57,426,841	21,697,671

Operating income	1,675,947	989,899

Other expense (income)
Other income	(25,341)	(2,251)
Interest expense	375,167	245,136

Earnings before income taxes	1,326,121	747,014

Income tax expense	358,942	253,985

Net earnings from continuing operations	967,179	493,029

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $0 and $16,892, respectively)	—	32,781

Net earnings	$967,179	$460,248

Earnings per common share - basic	$0.10	$0.09

Earnings per common share - diluted	$0.09	$0.08

Weighted average number of common shares:
Basic	9,582,456	5,117,127
Diluted	10,344,363	5,876,827

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2008	2007
Cash flows from operating activities	Unaudited

Net earnings	$967,179	$460,248
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	193,232	121,719
Deferred income taxes	88,074	—
Loss on marketable securities	41,237	—
(Increase) decrease in operating assets and liabilities
Trade receivables	(1,526,674)	(787,467)
Inventories	(2,070,381)	151,724
Prepaid expenses and other current assets	(254,250)	(470,052)
Accounts payable and accrued expenses	2,028,613	(209,052)
Customer deposits	876,197	261,929
Federal income taxes payable	254,810	200,401
Other assets	81,589	(6,574)
Net cash provided by (used in) operating activities	679,626	(288,754)
Cash flows from investing activities
Pawn loans made	(617,382)	(340,725)
Pawn loans repaid	291,528	215,453
Recovery of pawn loan principal through sale of forfeited collateral	315,363	58,887
Pay day loans made	—	(155,451)
Pay day loans repaid	—	120,335
Purchase of property and equipment	(644,825)	(103,529)
Acquisition of Euless Gold & Silver	—	(600,000)
Merger costs paid	(61,699)	(395,280)
Net cash used in investing activities	(717,015)	(1,200,310)
Cash flows from financing activities
Proceeds from line of credit	1,250,000	1,359,077
Payments of capital lease	(3,972)	—
Conversion of warrants	—	78,363
Repayments of notes payable	(811,136)	(140,529)
Net cash provided by (used in) financing activities	434,892	1,296,911

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVILANTS EQUIVALENTS	397,503	(192,153)
Cash and cash equivalents at beginning of period	536,548	1,210,282
Cash and cash equivalents at end of period	$934,051	$1,018,129

Supplemental disclosures:

Interest paid for the three months ended June 30, 2008 and 2007 was $174,230 and $110,219, respectively.
Income taxes paid for the three months ended June 30, 2008 and 2007 was $0 and $0, respectively.

Interest paid for the six months ended June 30, 2008 and 2007 was $348,679 and $209,238, respectively.
Income taxes paid for the six months ended June 30, 2008 and 2007 was $0 and $50,000, respectively.

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

The interim financial statements of DGSE Companies, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007 and our quarterly report on Form 10Q for the three months ended March 31, 2008. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

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

(2) Inventory.

A summary of inventories is as follows:

	June 30, 2008	December 31, 2007
Jewelry	$9,903,708	$8,118,454
Rare coins	2,937,412	3,482,248
Bullion	1,175,176	486,991
Scrap gold	399,720	414,099
Other	630,147	473,990
Total	$15,046,163	$12,975,782

(3) Trade Receivables.

Pawn loans receivable in the amount of $283,499 and $263,856 as of June 30, 2008 and December 31, 2007, respectively, are included in the Consolidated Balance Sheets caption trade receivables as of these respective dates. The related pawn service charges receivable in the amount of $79,721 and $63,532 as of June 30, 2008 and December 31, 2007, respectively, are also included in the Consolidated Balance Sheets caption trade receivables as of these respective dates.

DGSE COMPANIES, Inc. and Subsidiaries

(4) Earnings per share.

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the periods ended June 30, 2008 and 2007 is as follows:

	2008			2007
	Three months ended June 30,			Three months ended June 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$489,924	9,666,182	$0.05	$277,833	5,320,964	$0.05
Effect of dilutive stock options	—	678,181	—	—	1,410,654	(0.01)

Diluted earnings per common share	$489,924	10,344,363	$0.05	$277,833	6,731,618	$0.04

	2008			2007
	Six months ended June 30,			Six months ended June 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$967,179	9,582,456	$0.10	$460,248	5,117,127	$0.09
Effect of dilutive stock options	—	761,907	(0.01)	—	759,700	(0.01)

Diluted earnings per common share	$967,179	10,344,363	$0.09	$460,248	5,876,827	$0.08

(5) Business segment information.

Management identifies reportable segments by product or service offered. Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations. Our operations by segment for the six months ended June 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Auctions	Corporate and Other	Consolidated
Revenues
2008	$14,271	$2,497	$26,874	$13,115	$1,214	$1,132	$59,103
2007	8,056	2,843	6,287	4,622	326	554	22,688

Net earnings (loss)
2008	606	47	372	12	46	(116)	967
2007	93	66	69	30	147	55	460

Identifiable assets
2008	20,478	1,280	1,180	3,790	3,966	1,654	32,348
2007	11,141	1,204	344	3,568	941	984	18,182

Goodwill
2008	—	837	—	—	—	8,167	9,014
2007	—	837	—	—	—	12,374	13,211

Capital Expenditures
2008	520	—	—	—	125	—	645
2007	93	—	—	—	—	11	104

Depreciation and amortization
2008	76	—	28	27	28	34	193
2007	53	—	5	5	5	54	122

DGSE COMPANIES, Inc. and Subsidiaries

Our operations by segment for the three months ended June 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Auctions	Corporate and Other	Consolidated
Revenues
2008	$7,757	$1,139	$10,440	$5,809	$661	$569	$26,375
2007	4,105	1,507	2,944	3,336	326	295	12,513

Net earnings (loss)
2008	398	14	37	12	116	(87)	490
2007	31	23	16	21	147	40	278

Identifiable assets
2008	20,478	1,280	1,180	3,790	3,966	1,654	32,348
2007	11,141	1,204	344	3,568	941	984	18,182

Goodwill
2008	—	837	—	—	—	8,167	9,014
2007	—	837	—	—	—	12,374	13,211

Capital Expenditures
2008	248	—	—	—	111	—	359
2007	22	—	—	—	—	8	30

Depreciation and amortization
2008	38	—	14	13	14	4	83
2007	29	—	5	5	5	28	72

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

Stock-based compensation expense under SFAS No. 123(R) for the six months ended June 30, 2008 and 2007, respectively, was $30,400 and $0, relating to employee and director stock options and our employee stock purchase plan.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As of June 30, 2008, we have not recorded the tax effects of employee stock-based compensation and have made no adjustments to the APIC pool.

DGSE COMPANIES, Inc. and Subsidiaries
SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, we have not reported these excess tax benefits as of June 30, 2008.

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

The operating results of Superior have been included in the consolidated financial statements since the acquisition date of May 30, 2007. The following unaudited pro forma condensed consolidated financial information reflects actual results of operations for the three and six months ended June 30, 2008 and the pro forma results of operations for the three and six months ended June 30, 2007 and as if the acquisition of Superior had occurred on January 1 of 2007 after giving effect to purchase accounting adjustments.

DGSE COMPANIES, Inc. and Subsidiaries

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results (in thousands, except per share data):

	Three Months Ended June 30,
(In thousands, except per share data)	2008	2007
	(Unaudited)
		(Pro forma)
Total revenue	$26,375	$14,857
Net earnings (loss)	$490	$(2,433)
Net earnings (loss) per share — basic	$0.05	$(0.39)
Net earnings (loss) per share — diluted	$0.05	$(0.39)
Weighted average shares — basic	9,666	6,226
Weighted average shares — diluted	10,344	6,361

	Six Months Ended June 30,
(In thousands, except per share data)	2008	2007
	(Unaudited)
		(Pro forma)
Total revenue	$59,103	$30,700
Net earnings (loss)	$967	$(3,386)
Net earnings (loss) per share — basic	$0.10	$(0.54)
Net earnings (loss) per share — diluted	$0.09	$(0.54)
Weighted average shares — basic	9,582	6,226
Weighted average shares — diluted	10,344	6,386

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

DGSE COMPANIES, Inc. and Subsidiaries

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

(9)  Recent Developments

On July 2, 2008 we announced that we launched the first direct to the public website for jewelry and precious metals products acquired directly from consumers. We are one of the largest purchasers of jewelry in direct transactions with the public with purchase transactions for 2008 expected to exceed $50 million.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

DGSE COMPANIES, Inc. and Subsidiaries

Revenue Recognition. We generate revenue from wholesale and retail sales of rare coins, precious metals bullion and second-hand jewelry. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties. We recognize sales on an F.O.B. shipping point basis.

We sell rare coins to other wholesalers/dealers within its industry on credit, generally for terms of 14 to 60 days, but in no event greater than one year. We grant credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. We generally do not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer. We maintain reserves for potential credit losses based on an evaluation of specific receivables and our historical experience related to credit losses.

Revenues for monetary transactions (i.e., cash and receivables) with dealers are recognized when the merchandise is shipped to the related dealer.

We also sell rare coins to retail customers on credit, generally for terms of 30 to 60 days, but in no event greater than one year. We grant credit to retail customers based on extensive credit evaluations and for existing retail customers based on established business relationships and payment histories. When a retail customer is granted credit, we generally collect a payment of 25% of the sales price, establish a payment schedule for the remaining balance and hold the merchandise as collateral as security against the customer’s receivable until all amounts due under the credit arrangement are paid in full. If the customer defaults in the payment of any amount when due, we may declare the customer’s obligation in default, liquidate the collateral in a commercially reasonable manner using such proceeds to extinguish the remaining balance and disburse any amount in excess of the remaining balance to the customer.

Under this retail arrangement, revenues are recognized when the customer agrees to the terms of the credit and makes the initial payment. We have a limited-in-duration money back guaranty policy (as discussed below).

In limited circumstances, we exchange merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which we recognize revenue in accordance with SFAS 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29.” When we exchange merchandise for similar merchandise and there is no monetary component to the exchange, we do not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When we exchange merchandise for similar merchandise and there is a monetary component to the exchange, we recognize revenue to the extent of monetary assets received and determines the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

We have a return policy (money-back guarantee). The policy covers retail transactions involving graded rare coins only. Customers may return graded rare coins purchased within 7 days of the receipt of the rare coins for a full refund as long as the rare coins are returned in exactly the same condition as they were delivered. In the case of rare coin sales on account, customers may cancel the sale within 7 days of making a commitment to purchase the rare coins. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a coin if they can demonstrate that the coin is not authentic, or there was an error in the description of a graded coin.

Revenues from the sale of consigned goods are recognized as commission income on such sale if we are acting as an agent for the consignor. If in the process of selling consigned goods, we make an irrevocable payment to a consignor for the full amount due on the consignment and the corresponding receivable from the buyer(s) has not been collected by us at that payment date, we record that payment as a purchase and the sale of the consigned good(s) to the buyer as revenue as we have assumed all collection risk.

Our auction businesses generate revenue in the form of commissions charged to buyers and sellers of auction lots. Auction commissions include buyers’ commissions, sellers’ commissions, and buyback commissions, each of which is calculated based on a percentage of the hammer price.

Buyers’ and sellers’ commissions are recognized upon the confirmation of the identification of the winning bidders. Funds charged to winning bidders include the hammer price plus the commission. Only the commission portion of the funds received by winning bidders is recorded as revenue.

DGSE COMPANIES, Inc. and Subsidiaries

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

Results of Operations

Three Months Ended June, 2008 compared to Three Months Ended June 30, 2007

Sales increased by $13,893,000 or 113%, during the three months ended June 30, 2008 as compared to 2007. This increase was primarily the result of a $7,496,000, or 255%, increase in the sale of precious metal products, a $2,473,000, or 74%, increase in rare coin sales and $3,652,000, or 89%, increase in our retail jewelry sales during the second quarter of 2008 as compared to 2007 and auction revenues of $661,000 during 2008 as compared to $325,701 in 2007. The increases in precious metals, rare coin and jewelry sales were due to an approximately 40% price increase in gold products and the acquisition of Superior Galleries and Euless Gold and Silver in May 2007. Consumer loan service fees increased $69,000, or 113%, in the second quarter of 2008 as compared to the second quarter of 2007. This increase is primarily attributable to the second pawn location we opened in November 2007 as well as increased loan activity in our initial location. Cost of goods as a percentage of sales increased from 82.9% in 2007 to 84.6 % in 2008. This increase was due to the increase in rare coin and precious metals revenue as a percentage of total sales.

Selling, general and administrative expenses increased by $1,675,000, or 102%, during the three months ended June 30, 2008 as compared to 2007. This increase was primarily due to the acquisition of Superior Galleries and Euless Gold and Silver in May 2007. These acquisitions accounted for $1,145,000 of the increase. In addition, selling, general and administrative cost related to the new operation of Superior Precious Metals, Superior Estate Buyers, American Gold and Silver Exchange and our seconded pawn shop totaled approximately $519,000 during the second quarter of 2008. Depreciation and amortization increased by $22,545, or 31%, during the second quarter of 2008 due to additional assets being purchased through our recent acquisitions, new businesses and the purchase of our new store and headquarters facility. The increase in interest expense was due to the additional debt related to the Superior acquisition.

Income taxes are provided at the rate of 15.85% for 2008 and 34% for 2007.

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

DGSE COMPANIES, Inc. and Subsidiaries
Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Sales increased by $36,519,000 or 164%, during the six months ended June 30, 2008 as compared to 2007. This increase was primarily the result of a $20,587,000, or 327%, increase in the sale of precious metal products, a $8,493,000, or 184%, increase in rare coin sales and $6,215,000, or 77%, increase in our retail jewelry sales during the first six months of 2008 as compared to 2007 and an increase in auction revenues of $888,000, or 273%, during 2008 as compared to 2007. The increases in precious metals, rare coin and jewelry sales were due to an approximately 40% price increase in gold products and the acquisition of Superior Galleries and Euless Gold and Silver in May 2007. Consumer loan service fees increased $146,000, or 133%, in the first six months of 2008 as compared to the first six months of 2007. This increase is primarily attributable to the second pawn location we opened in November 2007 as well as increased loan activity in our initial location. Cost of goods as a percentage of sales increased from 83.5% in 2007 to 86.0 % in 2008. This increase was due to the increase in rare coin and precious metals revenue as a percentage of total sales.

Selling, general and administrative expenses increased by $3,631,000, or 122%, during the six months ended June 30, 2008 as compared to 2007. This increase was primarily due to the acquisition of Superior Galleries and Euless Gold and Silver in May 2007. These acquisitions accounted for $2,483,000 of the increase. In addition, selling, general and administrative cost related to the new operation of Superior Precious Metals, Superior Estate Buyers, American Gold and Silver Exchange and our seconded pawn shop totaled approximately $919,000 during the first six months of 2008. Depreciation and amortization increased by $93,689, or 94%, during the first six months of 2008 due to additional assets being purchased through our recent acquisitions, new businesses and the purchase of our new store and headquarters facility. The increase in interest expense was due to the additional debt related to the Superior acquisition.

Income taxes are provided at the rate of 27.07% and 34% for 2008 and 2007, respectively.

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

Liquidity and Capital Resources

We expect capital expenditures to total approximately $500,000 during the next twelve months. It is anticipated that these expenditures will be funded from working capital and our credit facility. As of June 30, 2008 there were no commitments outstanding for capital expenditures.

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

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $4,300,000. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of June 30, 2008, approximately $4,300,000 was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

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

As of June 30, 2008, approximately $3,550,000 was available under the revolving credit facility.

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

DGSE COMPANIES, Inc. and Subsidiaries

	Payments due by period
Contractual Cash Obligations	Total	2008	2009 - 2010	2011 - 2012	Thereafter
Notes payable	$187,463	$187,463	$—	$—	$—
Long-term debt and capital leases	14,426,428	250,816	4,306,121	7,592,048	2,277,443
Federal income taxes	195,469	195,469	—	—	—
Operating Leases	3,331,923	248,418	950,158	808,828	103,752
Total	$18,141,283	$882,166	$5,256,279	$8,400,876	$2,381,195

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

Changes in internal controls. For the quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

None.

DGSE COMPANIES, Inc. and Subsidiaries
Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

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

DGSE COMPANIES, Inc. and Subsidiaries

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

DGSE COMPANIES, Inc. and Subsidiaries

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

DGSE COMPANIES, Inc. and Subsidiaries

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

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: August 13, 2008
L. S. Smith Chairman of the Board, Chief Executive Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: August 13, 2008
L. S. Smith Chairman of the Board, Chief Executive Officer and Secretary

By:	/s/ W. H. Oyster	Dated: August 13, 2008
W. H. Oyster Director, President and Chief Operating Officer

By:	/s/ John Benson	Dated: August 13, 2008
John Benson Chief Financial Officer (Principal Accounting Officer)