Form 10-Q
period 2008-09-30
DGSE COMPANIES INC
filed 2008-11-13
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2008:

Class	Outstanding
Common stock, $.01 par value per share	9,833,635

i

DGSE Companies, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$1,934,513	$536,548
Trade receivables	4,364,901	3,792,474
Auction advances	482,391	747,000
Inventories	15,099,533	12,975,782
Prepaid expenses	241,023	459,486
Prepaid federal income tax	—	59,341
Total current assets	22,122,361	18,570,631

Marketable securities – available for sale	20,532	61,769
Property and equipment, net	4,814,086	4,193,869
Deferred income taxes	1,717,131	1,805,205
Goodwill	9,035,380	8,952,181
Intangible assets	2,499,840	2,521,340
Other long-term receivable	385,383	444,383
Other assets	193,703	309,836

	$40,788,416	$36,859,214

LIABILITIES
Current Liabilities:
Notes payable	$187,463	$187,467
Current maturities of long-term debt	501,631	501,631
Accounts payable – trade	388,548	1,069,194
Federal income tax payable	199,554	—
Accrued expenses	2,484,957	1,018,003
Customer deposits	867,588	315,437
Total current liabilities	4,629,741	3,091,732

Long-term debt, less current maturities	14,734,553	13,489,901
	19,364,294	16,581,633

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,833,635 and 9,490,357 shares issued and outstanding at the end of each period in 2008 and 2007, respectively	98,337	94,904
Additional paid-in capital	18,503,353	18,473,234
Accumulated other comprehensive loss	(117,264)	(97,288)
Retained earnings	2,939,696	1,806,731
	21,424,122	20,277,581

	$40,788,416	$36,859,214

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2008	2007
	Unaudited
Revenue
Sales	$24,345,861	$16,771,838
Consumer loan service charges	145,320	84,475
	24,491,181	16,856,313

Costs and expenses
Cost of goods sold	20,664,436	13,891,332
Selling, general and administrative expenses	3,309,030	2,726,610
Depreciation and amortization	88,422	96,584
	24,061,888	16,714,526

Operating income	429,293	141,787

Other expense (income)
Other income	(2,152)	(577,198)
Interest expense	180,255	182,704

Earnings before income taxes	251,190	536,281

Income tax expense	85,404	182,336

Net earnings from continuing operations	165,786	353,945

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $0 and $771, respectively)	—	1,498
Loss on disposal of discontinued operations (less applicable income tax benefit of $0 and $35,053, respectively)	—	68,043

Net earnings	$165,786	$284,404

Earnings per common share – basic	$0.02	$0.03

Earnings per common share – diluted	$0.02	$0.03

Weighted average number of common shares:
Basic	9,833,635	8,582,357
Diluted	10,344,363	10,392,717

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,
	2008	2007
	Unaudited
Revenue
Sales	$83,193,480	$39,100,108
Consumer loan service charges	400,489	193,775
Management fees	—	250,000
	83,593,969	39,543,883

Costs and expenses
Cost of goods sold	71,296,196	32,518,275
Selling, general and administrative expenses	9,910,879	5,697,795
Depreciation and amortization	281,654	196,127
	81,488,729	38,412,197

Operating income	2,105,240	1,131,686

Other expense (income)
Other income	(27,493)	(579,449)
Interest expense	555,422	427,840

Earnings before income taxes	1,577,311	1,283,295

Income tax expense	444,346	436,321

Net earnings from continuing operations	1,132,965	846,974

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $0 and $17,659, respectively)	—	34,279
Loss on disposal of discontinued operations (less applicable income tax benefit of $0 and $35,053, respectively)	—	68,043

Net earnings	$1,132,965	$744,652

Earnings per common share – basic	$0.12	$0.11

Earnings per common share – diluted	$0.11	$0.10

Weighted average number of common shares:
Basic	9,666,182	6,543,986
Diluted	10,344,363	7,395,848

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities	Unaudited

Net earnings	$1,132,965	$744,652
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	281,654	196,127
Deferred income taxes	88,074	(10,879)
Loss on marketable securities	41,237	—
Loss on discontinued operations	—	102,322
Gain on sale of building	—	(579,447)
(Increase) decrease in operating assets and liabilities
Trade receivables	253,500	(2,380,792)
Inventories	(2,123,751)	(390,218)
Prepaid expenses and other current assets	(263,928)	(221,140)
Accounts payable and accrued expenses	799,884	(998,300)
Customer deposits	552,151	69,549
Federal income taxes payable	258,895	399,629
Other assets	116,133	(98,745)
Net cash provided by (used in) operating activities	1,136,814	(3,167,242)
Cash flows from investing activities
Pawn loans made	(954,746)	(391,136)
Pawn loans repaid	463,118	241,425
Recovery of pawn loan principal through sale of forfeited collateral	471,701	94,973
Pay day loans made	—	(164,289)
Pay day loans repaid	—	125,982
Purchase of property and equipment	(901,871)	(119,772)
Proceeds from sale of discontinued operations	—	77,496
Proceeds from sale of building	—	924,742
Acquisition of Euless Gold & Silver	—	(600,000)
Merger costs paid	(61,699)	(395,280)
Net cash used in investing activities	(983,497)	(205,859)
Cash flows from financing activities
Proceeds from line of credit	2,150,000	4,219,352
Conversion of warrants	—	78,363
Repayments of notes payable	(905,352)	(754,228)
Net cash provided by financing activities	1,244,648	3,543,487

NET INCREASE IN CASH AND CASH EQUIVILANTS EQUIVALENTS	1,397,965	170,386
Cash and cash equivalents at beginning of period	536,548	1,210,282
Cash and cash equivalents at end of period	$1,934,513	$1,380,668

Supplemental disclosures:

Interest paid for the three months ended September 30, 2008 and 2007 was $89,995 and $134,921, respectively. Income taxes paid for the three months ended September 30, 2008 and 2007 was $0 and $0, respectively.

Interest paid for the nine months ended September 30, 2008 and 2007 was $438,674 and $344,159, respectively. Income taxes paid for the nine months ended September 30, 2008 and 2007 was $0 and $235,000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements of DGSE Companies, Inc. and Subsidiaries include the financial statements of DGSE Companies, Inc. and its wholly-owned subsidiaries, DGSE Corporation, National Pawn, Inc., Charleston Gold and Diamond Exchange, Inc., Superior Galleries, Inc., Superior Precious Metals, Inc., Superior Estate Buyers, Inc. and American Gold and Silver Exchange, Inc. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

The interim financial statements of DGSE Companies, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, our quarterly report on Form 10Q for the three months ended March 31, 2008 and our quarterly report on Form 10Q for the six months ended June 30, 2008. In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

On July 13, 2007, we sold the loan balances from our American Pay Day Center locations and discontinued operations in those locations. As a result of this disposition, certain sections of the Consolidated Financial Statements and related notes have been reclassified to present the results of the American Pay Day Center locations as discontinued operations. In addition, we sold our old headquarters property during the third quarter of 2007 and recognized an after tax gain on the sale of $382,000 that is reflected in the 2007 financial statements. The gross amount is recorded in other income.

(2)	Inventory.

A summary of inventories is as follows:

	September 30, 2008	December 31, 2007
Jewelry	$10,933,486	$8,118,454
Rare coins	1,651,422	3,482,248
Bullion	1,284,081	486,991
Scrap gold	546,880	414,099
Other	683,664	473,990
Total	$15,099,533	$12,975,782

(3)	Trade Receivables.

Pawn loans receivable in the amount of $302,724 and $263,856 as of September 30, 2008 and December 31, 2007, respectively, are included in the Consolidated Balance Sheets caption trade receivables as of these respective dates. The related pawn service charges receivable in the amount of $92,881 and $63,532 as of September 30, 2008 and December 31, 2007, respectively, are also included in the Consolidated Balance Sheets caption trade receivables as of these respective dates.

DGSE COMPANIES, Inc. and Subsidiaries

(4)	Earnings per share.

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the periods ended September 30, 2008 and 2007 is as follows:

	2008			2007
	Three months ended September 30,			Three months ended September 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$165,786	9,833,635	$0.02	$284,404	8,582,357	$0.03
Effect of dilutive stock options	—	510,728	—	—	1,810,360	—

Diluted earnings per common share	$165,786	10,344,363	$0.02	$284,404	10,392,717	$0.03

	2008			2007
	Nine months ended September 30,			Nine months ended September 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$1,132,965	9,666,182	$0.12	$744,652	6,543,986	$0.11
Effect of dilutive stock options	—	678,181	(0.01)	—	851,862	(0.01)

Diluted earnings per common share	$1,132,965	10,344,363	$0.11	$744,652	7,395,848	$0.10

(5)	Business segment information.

Management identifies reportable segments by product or service offered. Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations. Our operations by segment for the nine months ended September 30 were as follows:

(In thousands)	Retail Jewelry		Wholesale Jewelry	Precious Metals	Rare Coins	Auctions	Corporate and Other	Consolidated
Revenues
2008	$20,307		$3,645	$40,256	$16,042	$1,710	$1,634	$83,594
2007	12,153		3,948	12,027	9,530	1,037	849	39,544

Net earnings (loss)
2008	681		34	410	70	(14)	(48)	1,133
2007	325	(1)	93	132	34	164	(3)	745

Identifiable assets
2008	19,315		1,073	1,289	2,801	1,632	5,665	31,775
2007	11,958		1,067	355	3,339	1,814	983	19,516

Goodwill
2008	—		837	—	—	—	8,177	9,014
2007	—		837	—	—	—	12,374	13,211

Capital Expenditures
2008	754		—	—	—	148	—	902
2007	106		—	—	—	—	14	120

Depreciation and amortization
2008	115		—	42	41	41	43	282
2007	91		—	18	18	18	51	196

DGSE COMPANIES, Inc. and Subsidiaries

Our operations by segment for the three months ended September 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Auctions	Corporate and Other	Consolidated
Revenues
2008	$6,036	$1,148	$13,382	$2,927	$496	$502	$24,491
2007	4,097	1,105	5,740	4,908	711	295	16,856

Net earnings (loss)
2008	75	(13)	38	58	(60)	68	166
2007	232(1)	27	63	4	17	(59)	284

Identifiable assets
2008	19,315	1,073	1,289	2,801	1,632	5,665	31,775
2007	11,958	1,067	355	3,339	1,814	983	19,516

Goodwill
2008	—	837	—	—	—	8,177	9,014
2007	—	837	—	—	—	12,374	13,211

Capital Expenditures
2008	220	—	—	—	37	—	257
2007	13	—	—	—	—	3	16

Depreciation and amortization
2008	39	—	14	14	13	9	89
2007	38	—	13	13	13	19	96

(1) Includes $382,000 of after tax earnings related to the sale of our corporate headquarters during the third quarter of 2007.

(6)	Stock-based Compensation.

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

Stock-based compensation expense under SFAS No. 123(R) for the nine months ended September 30, 2008 and 2007, respectively, was $30,400 and $0, relating to employee and director stock options and our employee stock purchase plan.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As of September 30, 2008, we have not recorded the tax effects of employee stock-based compensation and have made no adjustments to the APIC pool.

DGSE COMPANIES, Inc. and Subsidiaries
SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, we have not reported these excess tax benefits as of September 30, 2008.

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

The operating results of Superior have been included in the consolidated financial statements since the acquisition date of May 30, 2007. The following unaudited pro forma condensed consolidated financial information reflects actual results of operations for the three and nine months ended September 30, 2008, the three months ended September 30, 2007 and pro forma results of operations for the nine months ended September 30, 2007 as if the acquisition of Superior had occurred on January 1, 2007 and after giving effect to purchase accounting adjustments.

DGSE COMPANIES, Inc. and Subsidiaries

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results:

	Three Months Ended September 30,
(In thousands, except per share data)	2008	2007
	(Unaudited)
Total revenue	$24,491	$16,856
Net earnings (loss)	$166	$284
Net earnings (loss) per share — basic	$0.02	$0.03
Net earnings (loss) per share — diluted	$0.02	$0.03
Weighted average shares — basic	9,834	8,582
Weighted average shares — diluted	10,344	10,393

	Nine Months Ended September 30,
(In thousands, except per share data)	2008	2007
	(Unaudited)
		(Pro forma)
Total revenue	$83,594	$50,142
Net earnings (loss)	$1,133	$(2,932)
Net earnings (loss) per share — basic	$0.12	$(0.37)
Net earnings (loss) per share — diluted	$0.11	$(0.37)
Weighted average shares — basic	9,666	7,857
Weighted average shares — diluted	10,344	8,709

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. SFAS 141R is effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008. We are evaluating the anticipated effect of this recently issued standard on our consolidated results of operations, financial position and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting practices. This FASB Staff Position is effective for fiscal periods beginning on or after December 15, 2008. The adoption of FSP No. 142-3 is not expected to have a material impact on our results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

(9)	Related Party Transactions

During the first nine months of 2008, approximately $2,800,000 of our revenue was for bullions sales to Stanford Coin and Bullion, a wholly-owned subsidiary of Stanford International Bank Ltd., our second largest shareholder.

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

Our Business

We buy and sell jewelry, bullion products and rare coins. Our customers include individual consumers, dealers and institutions throughout the United States. In addition, we make collateralized loans to individuals in the State of Texas. Our products and services are marketed through our facilities in Dallas and Euless, Texas; Mt. Pleasant, South Carolina; Beverly Hills, California and through our internet web sites DGSE.com; CGDEinc.com; SGBH.com; SuperiorPreciousMetals.com; SuperiorEstateBuyers.com; USBullionExchange.com; Americangoldandsilverexchange.com; and FairchildWatches.com.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

On August 3, 2007 we announced the launch of Americangoldandsilverexchange.com along with the simultaneous activation of over 900 proprietary Internet sites related to the home page of Americangoldandsilverexchange.com. This site, along with our existing locations in Texas, California and South Carolina, provides customers from all over the United States with a safe and seamless way to value and sell gold, silver, rare coins, jewelry, diamonds and watches.

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

Accounts Receivable. We record trade receivables when revenue is recognized. No product has been consigned to customers. Our allowance for doubtful accounts is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. The allowance for doubtful accounts is periodically reviewed to determine the adequacy of the allowance amount. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms.

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

Revenue Recognition. We generate revenue from wholesale and retail sales of rare coins, precious metals, bullion and second-hand jewelry. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties. We recognize sales on an F.O.B. shipping point basis.

We sell rare coins to other wholesalers/dealers within our industry on credit, generally for terms of 14 to 60 days, but in no event greater than one year. We grant credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. We generally do not obtain collateral with which to secure our accounts receivable when the sale is made to a dealer. We maintain reserves for potential credit losses based on an evaluation of specific receivables and our historical experience related to credit losses.

Revenues for monetary transactions (i.e., cash and receivables) with dealers are recognized when the merchandise is shipped to the related dealer.

DGSE COMPANIES, Inc. and Subsidiaries

We also sell rare coins to retail customers on credit, generally for terms of 30 to 60 days, but in no event greater than one year. We grant credit to new retail customers based on extensive credit evaluations and for existing retail customers based on established business relationships and payment histories. When a retail customer is granted credit, we generally collect a payment of 25% of the sales price, establish a payment schedule for the remaining balance and hold the merchandise as collateral as security against the customer’s receivable until all amounts due under the credit arrangement are paid in full. If the customer defaults in the payment of any amount when due, we may declare the customer’s obligation in default, liquidate the collateral in a commercially reasonable manner using such proceeds to extinguish the remaining balance and disburse any amount in excess of the remaining balance to the customer.

Under this retail arrangement, revenues are recognized when the customer agrees to the terms of the credit and makes the initial payment. We have a limited-in-duration money back guaranty policy (as discussed below).

In limited circumstances, we exchange merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which we recognize revenue in accordance with SFAS 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” When we exchange merchandise for similar merchandise and there is no monetary component to the exchange, we do not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When we exchange merchandise for similar merchandise and there is a monetary component to the exchange, we recognize revenue to the extent of monetary assets received and determine the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

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

Buyback commissions represent an agreed upon rate charged by us for goods entered in the auction and not sold. Goods remain unsold when an auction lot does not meet the consignor reserve, which is the minimum sales price as determined prior to auction, and when items sold at auction are returned subsequent to the winning bidder taking possession. Buyback commission is recognized along with sellers’ commission or at the time an item is returned. Returns from winning bidders are very limited and primarily occur when a rare coin sold at auction has an error in its description which the winner bidder relied upon to purchase the item.

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

DGSE COMPANIES, Inc. and Subsidiaries

Results of Operations

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Sales increased by $7,574,000 or 45%, during the three months ended September 30, 2008 as compared to 2007. This increase was primarily the result of a $7,642,000, or 133%, increase in the sale of precious metal products, offset slightly by the net effect of a $1,981,000, or 40%, decrease in rare coin sales and $1,939,000, or 47%, increase in our retail jewelry sales during the third quarter of 2008 as compared to 2007 and auction revenues of $496,000 during 2008 as compared to $711,000 in 2007. The increases in precious metals and jewelry sales were due to an approximately 20% price increase in gold products as compared to the third quarter of 2007 and the sale of scrap jewelry purchased over the counter. The decrease in rare coin revenues was due to our retail customers adjusting their focus to more bullion related products. Consumer loan service fees increased $61,000, or 72%, in the second quarter of 2008 as compared to the second quarter of 2007. This increase is primarily attributable to the second pawn location we opened in November 2007 as well as increased loan activity in our initial location. Cost of goods as a percentage of sales increased from 82.8% in 2007 to 84.9 % in 2008. This increase was due to the increase in precious metals revenue as a percentage of total sales.

Selling, general and administrative expenses increased by $582,000, or 21.4%, during the three months ended September 30, 2008 as compared to 2007. This increase was primarily due to the additional selling, general and administrative cost related to the new operation of Superior Precious Metals, Superior Estate Buyers, American Gold and Silver Exchange and our second pawn shop in 2008.

The $575,000 decrease in other income in 2008 is directly related to the sale of our corporate headquarters during the third quarter of last year.

Income taxes are provided at the rate of 34% for 2008 and 34% for 2007.

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

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Sales increased by $44,093,000 or 113%, during the nine months ended September 30, 2008 as compared to 2007. This increase was primarily the result of a $28,229,000, or 235%, increase in the sale of precious metal products, a $6,512,000, or 68%, increase in rare coin sales and $8,154,000, or 67%, increase in our retail jewelry sales during the first nine months of 2008 as compared to 2007 and an increase in auction revenues of $673,000, or 65%, during 2008 as compared to 2007. The increases in precious metals, rare coin and jewelry sales were due to an approximately 40% price increase in gold products and the acquisition of Superior Galleries and Euless Gold and Silver in May 2007. Consumer loan service fees increased $207,000, or 107%, in the first nine months of 2008 as compared to the first nine months of 2007. This increase is primarily attributable to the second pawn location we opened in November 2007 as well as increased loan activity in our initial location. Cost of goods as a percentage of sales increased from 83.2% in 2007 to 85.7 % in 2008. This increase was due to the increase in rare coin and precious metals revenue as a percentage of total sales.

Selling, general and administrative expenses increased by $4,213,000, or 74%, during the nine months ended September 30, 2008 as compared to 2007. This increase was primarily due to the acquisition of Superior Galleries and Euless Gold and Silver in May 2007. These acquisitions accounted for $2,578,000 of the increase. In addition, selling, general and administrative cost related to the new operation of Superior Precious Metals, Superior Estate Buyers, American Gold and Silver Exchange and our second pawn shop totaled approximately $1,620,000 during the first nine months of 2008. Depreciation and amortization increased by $85,527, or 44%, during the first nine months of 2008 due to additional assets being purchased through our recent acquisitions, new businesses and the purchase of our new store and headquarters facility. The increase in interest expense was due to the additional debt related to the Superior acquisition.

Income taxes are provided at the rate of 28.17% and 34% for 2008 and 2007, respectively.

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

DGSE COMPANIES, Inc. and Subsidiaries

Liquidity and Capital Resources

We expect capital expenditures to total approximately $500,000 during the next twelve months. It is anticipated that these expenditures will be funded from working capital and our credit facility. As of September 30, 2008 there were no commitments outstanding for capital expenditures.

In the event of significant growth in retail and or wholesale jewelry sales, the demand for additional working capital will expand due to a related need to stock additional jewelry inventory and increases in wholesale accounts receivable. Historically, vendors have offered us extended payment terms to finance jewelry inventory growth and our management believes that they will continue to do so in the future. Any significant increase in wholesale accounts receivable will be financed under our credit facility.

Our ability to finance our operations and working capital needs are dependent upon management’s ability to negotiate extended terms or refinance our debt. We have historically renewed, extended or replaced short-term debt as it matures and management believes that we will be able to continue to do so in the near future.

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

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $4,300,000 and has a maturity date of June 22, 2009. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of September 30, 2008, approximately $4,300,000 was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. The covenants associated with our credit facility with Texas Capital Bank, N.A. are as follows:

As of September 30, 2008	Requirement	Actual calculation
Minimum tangible net worth	6,500,000	9,969,414
Maximum total liabilities to tangible net worth	Not to exceed 1.50	1.07
Minimum debt service coverage	Must be greater than 1.35	3.45

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

As of September 30, 2008, approximately $2,650,000 was available under the revolving credit facility.

DGSE COMPANIES, Inc. and Subsidiaries

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

The loan agreement includes a number of customary covenants applicable only to Superior, including, among others: punctual payments of principal and interest under the credit facility; prompt payment of taxes, leases and other indebtedness; maintenance of corporate existence, qualifications, licenses, intellectual property rights, property and assets; maintenance of satisfactory insurance; preparation and delivery of financial statements for us and separately for Superior in accordance with generally accepted accounting principles, tax returns and other financial information; inspection of offices and collateral; notice of certain events and changes; use of proceeds; notice of governmental orders which may have a material adverse effect, SEC filings and stockholder communications; maintenance of property and collateral; and payment of Stanford expenses.

In addition, Superior has agreed to a number of negative covenants in the loan agreement, including, among others, covenants not to: create or suffer a lien or other encumbrance on any collateral, subject to customary exceptions; incur, guarantee or otherwise become liable for any indebtedness, subject to customary exceptions; acquire indebtedness of another person, subject to customary exceptions and permitted inter-company transactions; issue or acquire any shares of its capital stock; pay dividends other than permitted inter-company transactions or specified quarterly dividends, or directors’ fees; sell or abandon any collateral except in the ordinary course of business or consolidate or merge with another entity; enter into affiliate transactions other than in the ordinary course of business on fair terms or permitted inter-company transactions; create or participate in any partnership or joint venture; engage in a new line of business; pay principal or interest on subordinate debt except as authorized by the credit facility; or make capital expenditures in excess of $100,000 per fiscal year. All of the above negative covenants pertain only to the operations of Superior and do not apply to the operations of other DGSE Companies.

On October 17, 2007, we closed on the purchase of our new headquarters location. As a result, we assumed a new loan with a remaining principal balance of $2,441,922 and an interest rate of 6.70%. The loan has required monthly principal and interest payments of $20,192 with the final payment due on August 1, 2016.

			Payments due by period
Contractual Cash Obligations	Total	2008	2009 - 2010	2011 - 2012	Thereafter
Notes payable	$187,463	$187,463	$—	$—	$—
Long-term debt and capital leases	15,236,184	124,216	4,807,752	8,492,048	1,812,168
Federal income taxes	199,554	199,554	—	—	—
Operating Leases	2,812,033	158,969	1,290,021	1,206,633	156,410
Total	$18,435,234	$670,202	$6,097,773	$9,698,681	$1,968,578

In addition, we estimate that we will pay approximately $950,000 in interest during the next twelve months.

DGSE COMPANIES, Inc. and Subsidiaries

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

Changes in internal controls. For the quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On July 28, 2008, we held our annual meeting of shareholders to elect directors to the our board of directors to serve until their successors are elected and qualified or their earlier resignation or removal and to ratify the selection of BKR Cornwell Jackson as the independent registered public accounting firm for our fiscal year ending December 31, 2008.

The voting on the above proposals was as follows:

Proposal	For	Against	Abstain
Election of the following directors to our board of directors:

Dr. L.S. Smith, Ph.D	9,698,106	273	5,772
William H. Oyster	9,698,379	—	5,772
Dr. William P. Cordeiro, Ph.D.	9,698,379	—	5,772
Craig Alan-Lee	9,698,379	—	5,772
Richard M. Gozia	9,698,379	—	5,772
David Rector	9,698,379	—	5,772
Mitchell T. Stoltz	9,698,379	—	5,772

To ratify the selection of BKR Cornwell Jackson as our independent registered public account firm for our fiscal year ending December 31, 2008	9,703,918	3,350	39

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

DGSE COMPANIES, Inc. and Subsidiaries

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

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: November 13, 2008
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: November 13, 2008
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

By:	/s/ W. H. Oyster	Dated: November 13, 2008
W. H. Oyster
Director, President and
Chief Operating Officer

By:	/s/ John Benson	Dated: November 13, 2008
John Benson
Chief Financial Officer
(Principal Accounting Officer)