Form 10-K
period 2008-12-31
DGSE COMPANIES INC
filed 2009-03-31
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-11048
_______________________________

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
_______________________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑

Aggregate market value of the 3,774,762 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on the NYSE Amex on June 30, 2008	$11,022,305
Number of shares of Common Stock outstanding as of the close of business on March 27, 2009:	9,833,635

Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2009 Annual Meeting of Stockholders of DGSE Companies, Inc. are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

Page

PART I

PART II

PART III

Item 14.	Principal Accountant Fees and Services	22

PART IV

Item 15.	Exhibits and Financial Statement Schedules	23

PART I

ITEM 1.  BUSINESS.

Overview

Unless the context indicates otherwise, references to "we," "us", "our" and ”DGSE” refers to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

We buy and sell jewelry, bullion products and rare coins.  Our customers include individual consumer, dealers and institutions throughout the United States.  In addition, we make collateralized loans to individuals in the State of Texas.  Our products and services are marketed through our facilities in Dallas and Euless, Texas; Mt. Pleasant, South Carolina; Woodland Hills, California and through our internet web sites DGSE.com; CGDEinc.com; SGBH.com; SuperiorPreciousMetals.com; SuperiorEstateBuyers.com; USBullionExchange.com; Americangoldandsilverexchange.com; and FairchildWatches.com.

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

Our wholly-owned subsidiary, National Jewelry Exchange, Inc, (dba National Pawn), operates two pawn shops in Dallas, Texas. We have focused the subsidiary’s operations on sales and pawn loans of jewelry products.

On May 9, 2007 we purchased all of the tangible assets of Euless Gold and Silver, Inc., located in Euless, Texas.  We opened a new retail store in the former Euless Gold & Silver facility and it operates under the name of Dallas Gold & Silver Exchange.

On May 30, 2007, we completed the acquisition of Superior Galleries, Inc. located in Beverly Hills, California.  In June 2008, we moved Superior Galleries operations from Beverly Hills to Woodland Hills, California.  Superior’s principal line of business is the sale of rare coins on a retail and wholesale basis. Superior’s retail and wholesale operations are conducted in virtually every state in the United States.  Superior also conducted live and internet auctions for customers seeking to sell their own coins prior to management’s decision to discontinue the live auction operations.  Superior markets its services nationwide through broadcast and print media and independent sales agents, as well as on the internet through third party websites, and through its own website at SGBH.com.

On July 13, 2007, we sold the loan balances from our American Pay Day Center locations and discontinued operations in those locations.

On August 3, 2007 we announced the launch of Americangoldandsilverexchange.com along with the simultaneous activation of over 900 proprietary Internet sites related to the home page of Americangoldandsilverexchange.com.  This site, along with our existing locations in Texas, California and South Carolina, provides customers from all over the United States with a seamless and secure way to value and sell gold, silver, rare coins, jewelry, diamonds and watches.

Late in 2007, Superior Estate Buyers was launched to bring our unique expertise in the purchase of gold, silver, diamonds, rare coins and other collectibles to local markets with a team of traveling professionals for short-term buying events. During 2008 Superior Estate Buyers held approximately 24 such buying events.  It is our expectation that, over time, this activity will be expanded significantly with the objective of having teams conducting events on a continuous basis.

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

Products and Services

Our jewelry operations include sales to both wholesale and retail customers. We sell finished jewelry, gem stones, and findings (gold jewelry components) and make custom jewelry to order.  Jewelry inventory is readily available from wholesalers throughout the United States.  In addition, we purchase inventory from pawn shops and individuals.  Jewelry repair is also available to our customers in our Dallas and Euless, Texas, Woodland Hills, California and Mt. Pleasant, South Carolina locations.

Our bullion and rare coin trading operations buy and sell all forms of precious metals products including United States and other government coins, medallions, art bars and trade unit bars.  Bullion and rare coin transactions are conducted at all of our store locations.

Bullion and rare coin products are purchased and sold based on current market price.  The availability of precious metal products is a function of price as virtually all bullion items are actively traded.  Precious metals sales amounted to 43.2% of total revenues for 2008, 33.6% in 2007 and 36.9% in 2006.

During December 2000 we opened a jewelry super store located in Mt. Pleasant, South Carolina. The store operates through a wholly owned subsidiary, Charleston Gold and Diamond Exchange, Inc. (“CGDE”). CGDE operates in a leased facility located in Mt. Pleasant, South Carolina.

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

Our primary presence on the internet is through our websites DGSE.com, CGDEinc.com, SGBH.com, Superiorpreciousmetals.com, Superiorestatebuyers.com, USBullionexchange.com, Americangoldandsilvereschange.com, and Fairchildwatches.com.  The DGSE.com web site serves as a corporate information site, a retail store where we sell our products and an auction site for jewelry and other products. The internet store functions as a CyberCashTm authorized site which allows customers to purchase products automatically and securely on line.  Auctions close at least five times per week. ..

The SGBH.com website services as a primary rare coin marketing site and includes a retail store and conducts regular online auctions.

Americangoldandsilverexchange.com provides customers from all over the United States with a simple and secure method to sell unwanted valuables by sending them directly to our corporate facilities for evaluation.  Customers are provided with a firm purchase price which they can reject or accept for immediate payment.

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

During the first half of 2009 all of the active websites are being redesigned, expanded and integrated.

We did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 2008, 2007 or 2006.

Sales and Marketing

All of our activities rely heavily on local television, radio and print media advertising.  Marketing activities emphasize our broad and unusual array of products and services and the attractiveness of its pricing and service.

We market our bullion and rare coin trading services through a combination of advertising in national coin publications, local print media, coin and bullion wire services and our internet web site.  Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry.  Cash on confirmation means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals.  Customer orders for bullion or rare coin trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's credit standing.   Our backlogs for fabricated jewelry products were not significant as of December 31, 2008, 2007 and 2006.

Seasonality

The retail and wholesale jewelry business is seasonal.  We realized  22.2%, 37.2% and 27.7%  of our annual sales in the fourth quarters of 2008, 2007 and 2006, respectively.

While our bullion and rare coin business is not seasonal, management believes it is directly impacted by the perception of inflation trends.  Historically, anticipation of increases in the rate of inflation has resulted in higher levels of interest in precious metals as well as higher prices for such metals. Our other business activities are not seasonal.

Competition

We operate in a highly competitive industry where competition is based on a combination of price, service and product quality.  Our jewelry and consumer loan activities compete with numerous other retail jewelers and consumer lenders in Dallas and Euless, Texas; Woodland Hills, California; and Mt. Pleasant, South Carolina and the surrounding areas.

The bullion and rare coin industry in which we compete is dominated by substantially larger enterprises which wholesale bullion, rare coin and other precious metal products.

We attempt to compete in all of our activities by offering high quality products and services at prices below that of our competitors and by maintaining a staff of highly qualified employees.

Employees

As of December 31, 2008, we employed 102 individuals, 96 of whom were full time employees.

Available Information

Our website is located at www.dgse.com. Through this website, we make available free of charge all of our Securities and Exchange Commission filings.  In addition, a complete copy of our Code of Ethics is available through this website.

Discontinued Operations and Acquisitions

Discontinued Operations.

In December 2008 we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008 and 2007. As a result, the operating results of the auction segment have been reclassified to discontinued operations for both 2008 and 2007. During 2008 the auction segment incurred a pretax loss of $2,379,151.

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

As a result, operating results from these business segments have been reclassified to discontinued operations for all periods presented.  As of December 31, 2008 there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.

Acquisitions.

Superior Galleries, Inc.  On May 30, 2007, we completed our acquisition of Superior Galleries, Inc., which we refer to as Superior, pursuant to an amended and restated agreement and plan of merger and reorganization dated as of January 6, 2007, which we refer to as the merger agreement, with Superior and Stanford International Bank Ltd., then Superior’s largest stockholder and its principal lender, which we refer to as Stanford, as stockholder agent for the Superior stockholders, whereby Superior became a wholly owned subsidiary of DGSE Companies, Inc.  Superior operated a store in Beverly Hills, CA.  The total purchase price of approximately $13.6 million was broken down as follows:

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

During 2008, the Company reflected $8,185,443 of goodwill relating to the acquisition of Superior Galleries. Inc. in May 2007. Under SFAS No. 142, the Company is required to undertake an annual impairment test at its year end or when there is a triggering event. In addition to the annual impairment review, there were a number of triggering events in the fourth quarter due to the significant operating losses of Superior and the impact of the economic downturn on Superior’s operations and the decline in the Company’s share price resulting in a substantial discount of the market capitalization to tangible net asset value. An evaluation of the recorded goodwill was undertaken and it was determined that it was impaired. Accordingly, to reflect the impairment, the Company recorded a non-cash charge of $8,185,443, which eliminated the value of the goodwill related to Superior.

The operating results of Superior have been included in the consolidated financial statements since the acquisition date of May 30, 2007. The following unaudited condensed consolidated financial information reflects the pro forma results of operations for the year ended December 31, 2007 as if the acquisition of Superior had occurred on January 1 of 2007 after giving effect to purchase accounting adjustments as compared to actual results of operations for the year ended December 31, 2008 and the effects of the discontinued operations related to the live auction segment.  The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results (in thousands, except per share data):

	Year Ended December 31,
(In thousands, except per share data)	2008	2007
	(Unaudited)
		Pro Forma
Total revenue	$105,219	$72,067
Net earnings (loss)	$(7,851)	$(2,920)
Net earnings per share — basic	$(.81)	$(.33)
Net earnings per share — diluted	$(.81)	$(.33)
Weighted average shares — basic	9,708	8,582
Weighted average shares — diluted	9,708	10,353

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

We encounter significant competition in connection with our retail and lending operations from other pawnshops, cash advance companies and other forms of financial institutions and other retailers, many of which have significantly greater financial resources than us. Significant increases in these competitive influences could adversely affect our operations through a decrease in the number or quality  pawn loans or our ability to liquidate forfeited collateral at acceptable margins.

In the coins and other collectibles business, we will compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Our primary competitors are American Numismatic Rarities, a comparably-sized coin auctioneer. Many of our competitors have the ability to attract customers as a result of their reputation and the quality collectibles they obtain through their industry connections. Additionally, other reputable companies that sell  rare coins and other collectibles may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing resources than we do. If these auction companies are successful in entering the specialized market for premium collectibles in which we participate or if dealers and sellers participate less in our auctions, we may attract fewer buyers and our revenue could decrease.

Our earnings could be negatively impacted by an unfavorable outcome of litigation, regulatory actions, or labor and employment matters.

From time to time, we are involved in litigation, regulatory actions and labor and employment matters arising from our normal operations. There can be no assurance as to the ultimate outcome of any future actions and that they will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

A failure of our internal controls and disclosure controls and procedures in accordance with the requirements of section 404 of the Sarbanes-Oxley Act could have a material adverse impact on us and our investors’ confidence in our reported financial information.

Effective internal controls and disclosure controls and processes are necessary for us to provide reliable financial reports and to detect and prevent fraud. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

If there is a failure in any of our controls as required by Section 404 of the Sarbanes-Oxley Act that leads to a material misstatement of our financial condition, investors could lose confidence in our reported financial information.

Changes in general economic conditions could negatively affect loan performance and demand for our products and services.

A sustained deterioration in the economic environment could adversely affect our operations by reducing consumer demand for the products we sell.

Interest rate fluctuations could increase our interest expense.

Although the U.S. Federal Reserve halted a sustained period of regular interest rate hikes in August 2006, interest rates could rise which would, in turn, increase our cost of borrowing.

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

As of June 29, 2007, Stanford International Bank Ltd. (SIBL), which we refer to as Stanford, and Dr. L.S. Smith, our chairman and chief executive officer, collectively had the power to vote approximately 63% of our voting securities, and beneficially owned approximately 56.4% of our voting securities on a fully-diluted basis (after giving effect to the exercise of all options and warrants held by them which are exercisable within sixty days of December 31, 2007 but not giving effect to the exercise of any other options or warrants). Consequently, these two stockholders may have sufficient voting power to control the outcome of virtually all corporate matters submitted to the vote of our common stockholders. Those matters could include the election of directors, changes in the size and composition of our board of directors, mergers and other business combinations involving us, or the liquidation of our company. In addition, Stanford and Dr. Smith have entered into a corporate governance agreement with us, which entitles Stanford and Dr. Smith to each nominate two “independent” directors to our board and entitles Dr. Smith, our chairman and chief executive officer, and William H. Oyster, our president and chief operating officer, to be nominated to our board for so long as he remains an executive officer.

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

A substantial portion of the products that we sell comes from our own inventory. We purchased these products from dealers and collectors and assume the inventory and price risks of these items until they are sold. If we are unable to resell the products that we purchase when we want or need to, or at prices sufficient to generate a profit from their resale, or if the market value of the inventory of purchased products were to decline, our revenue would likely decline.

Our planned expansion and enhancement of our websites and internet operations may not result in increased profitability.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the NYSE Amex. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we are required to include management’s report on internal controls as part of our annual report for the year ending December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act.  We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value and liquidity of our securities.

The revolving credit facilities with Stanford International Bank Ltd. and Texas Capital Bank, N.A. is each collateralized by a general security interest in our assets. If we were to default under the terms of either credit facility, the lender would have the right to foreclose on our assets.

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which  permits borrowings up to a maximum principal amount of $4.3 million. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of December 31, 2008, approximately $4.0 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

In October 2003, Superior entered into a revolving credit facility with Stanford Financial Group Company, which we refer to as SFG, which has assigned the facility to Stanford. The facility currently permits borrowings up to a maximum principal amount of $11.5 million, up to $6.5 million of which Superior may upstream to DGSE. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of Superior’s assets and, to the extent of money upstreamed to DGSE, substantially all of DGSE’s assets. As of December 31, 2008, approximately $9.2 million was outstanding under the revolving credit facility. If Superior were to default under the terms and conditions of the revolving credit facility, Stanford would have the right to accelerate any indebtedness outstanding and foreclose on Superior’s assets, and, subject to intercreditor arrangements with Texas Capital Bank and other limitations, our assets, in order to satisfy Superior’s indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

We have been informed that on February 19, 2009, a US district court placed SIBL under the supervision of a receiver and that the court enjoined SIBL's creditors and other persons from taking certain actions related to SIBL or its assets.  In addition, on the same date, Antiguan Financial Services Regulatory Commission appointed a Receiver for Stanford International Bank Ltd. This action was subsequently ratified by the High Court of Justice in Antigua and Barbuda.  As a result of SIBL's current status, we do not believe that Superior will be able to borrow additional  funds under either revolving loan, including any amounts Superior is obligated to repay to SIBL pursuant to the repayment provisions applicable to the first revolving note.   We believe that certain terms of agreements entered into by us, Superior and/or SIBL and its affiliates in connection with our acquisition of Superior have been breached by SIBL or its affiliates, and we are evaluating available remedies, including but not limited to damages from responsible parties. While Superior does not currently require additional funds under the SIBL credit facility, should the need arise and Superior is unable to replace this credit facility the operations and performance of Superior could be materially adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

We own a 20,000 square foot facility at 11311 Reeder Rd, Dallas, Texas which houses retail and wholesale jewelry, bullion and rare coin trading operations and our principal executive offices. The land and buildings are subject to a mortgage maturing in August 2016, with a balance outstanding of approximately $2,332,484 as of December 31, 2008.

Our Euless, TX location is a 2,158 square foot facility which houses retail jewelry, bullion and rare coin trading operations.  Our monthly lease payments at December 31, 2008 are $2,608 and the lease is due to expire June 30, 2010.

At December 31, 2008 we were leasing two facilities in Dallas, Texas which house our National Pawn operations.  The two pawn locations are 7,388 square feet and 6,800 square feet, respectively.  The leases are due to expire on May 31, 2013 and October 31, 2012 and require monthly lease payments in the amount of $9,252 and 5,667, respectively.

CGDE operates in a leased 2,367 square foot facility in Mt. Pleasant, South Carolina. The lease expires in June 2010 and requires monthly lease payments in the amount of $4,575.

Our Superior Galleries operations are located in an approximately 9,265 square foot storefront facility located at 20011 Ventura Boulevard, Woodland Hills, California. This facility includes administrative, customer support, auction, gallery and retail space.  The lease for this facility expires March 31, 2013.  The combined monthly rental rate is $30,045 including parking fees and rent of storage space.

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

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On October 31, 2007, our Common Stock began trading on the NYSE Amex under the symbol “DGC”.  Previously, our Common Stock was traded on the NASDAQ Small CAP Market under the symbol “DGSE”.  The following table sets forth for the period indicated, the per share high and low bid quotations as reported by NASDAQ or actual closing sale prices as reported on NYSE Amex for our common stock.  During the past three years, we have not declared any dividends with respect to our common stock. We intend to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of common stock in the foreseeable future.

The following quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not reflect actual transactions. High and low bid quotations for the last two years were:

2008	High	Low
Fourth Quarter	$2.600	$1.000
Third Quarter	3.800	2.420
Second Quarter	5.040	2.920
First Quarter	5.450	4.000
2007	High	Low
Fourth Quarter	$6.110	$3.470
Third Quarter	4.490	3.050
Second Quarter	4.100	2.080
First Quarter	3.000	2.380

On March 27, 2009, the closing sales price for our common stock was $0.85 and there were 558 shareholders of record.

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

The following table summarizes options outstanding as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,444,134	$2.34	700,000
Equity compensation plans not approved by security holders	None	--	None
Total	1,443,134	$2.34	700,000

Stock Performance Table

The following table represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index, the S&P 600 Small Cap Index and the S&P Retail Index for the period from January 1, 2003 to December 31, 2008.  The comparison assumes $100 was invested on December 31, 2003 and dividends, if any, were reinvested for all years ending December 31.

Comparison of Five Year Cumulative Return

Date:	DGSE Common Stock	NASDAQ Composite Index	S&P Retail Index	S&P 600 Small Cap Index
2003	100	100	100	100
2004	83	111	136	142
2005	59	113	134	142
2006	75	124	146	172
2007	490	197	143	199
2008	42	78	73	73

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

Results of Operations

Comparison of the Years ended December 31, 2008 and 2007

Revenues increased by $43,749,984 or 71.2%, in 2008.  This increase was primarily the result of a $24,296,000 or 114.9% increase in the sale of precious metals products, a $17,254,000, or 89.2% increase in retail jewelry sales and a $1,992,000, or 14.3% increase in rare coin sales. The increases in precious metals, rare coin and jewelry sales were due to a price increase in gold products and the acquisition of Superior Galleries and Euless Gold and Silver. Consumer loan service fees increased by $242,440 in 2008 due to increased loans outstanding during the year.  Cost of goods as a percentage of sales increased to 86.7% in 2008 from 84.1% in 2007 and gross margins decreased to 13.3% in 2008 from 15.9% in 2007.  This decrease was due to the significant increase in precious metal sales which have a much lower margin than jewelry and rare coins revenues.

Selling, general and administrative expenses increased $1,520,262 or 18.3% during the year. This increase was due to the start up of Superior Precious metals, Superior Estate Buyers, American Gold and Silver Exchange and the opening of our second pawn shop during 2007.  Depreciation and amortization increased by $236,975, or 95.6%, during 2008 due to additional assets being purchased through our recent acquisitions and depreciation on our new facility in Dallas, Texas. The increase in interest expense was due to the additional debt related to the Superior acquisition. The loss from discontinued operations was the result of the discontinuing the operations of our live auction segment and closing of our pay day loan stores.

During 2008, the Company reflected $8,185,443 of goodwill relating to the acquisition of Superior Galleries. Inc. in May 2007. Under SFAS No. 142, the Company is required to undertake an annual impairment test at its year end or when there is a triggering event. In addition to the annual impairment review, there were a number of triggering events in the fourth quarter due to the significant operating losses of Superior and the impact of the economic downturn on Superior’s operations and the decline in the Company’s share price resulting in a substantial discount of the market capitalization to tangible net asset value. An evaluation of the recorded goodwill was undertaken, which considered two methodologies to determine the fair-value of the entity:

•	A market capitalization approach, which measure market capitalization at the measurement date.
•
A discounted cash flow approach, which entails determining fair value using a discounted cash flow methodology.  This method requires significant judgment to estimate the future cash flow and to determine the appropriate discount rates, growth rates, and other assumptions.

Each of these methodoligies the Company believes has merit, and resulted in the determination that goodwill was impaired. Accordingly, to reflect the impairment, the Company recorded a non-cash charge of $8,185,443, which eliminated the value of the goodwill related to Superior.

Comparison of the Years ended December 31, 2007 and 2006

Revenues increased by $17,612,328, or 40.1%, in 2007.  This increase was primarily the result of a $4,901,000, or 30.1% increase in the sale of precious metals products, a $2,819,000, or 17.1% increase in retail jewelry sales, and a $9,224,000, or 196.4% increase in rare coin sales. The increases in precious metals, rare coin and jewelry sales were due to a 31.0% price increase in gold products and the acquisition of Superior Galleries and Euless Gold and Silver.  Consumer loan service fees increased by $118,641 in 2007 due to increased loans outstanding during the year. Management fees in the amount of $250,000 were derived from a management agreement between the Company and Superior Galleries prior to the acquisition. Cost of goods as a percentage of sales increased to 84.9% in 2007 from 84.3% in 2006 and gross margins decreased to 15.1% in 2007 from 15.7% in 2006.  This decrease was due to the significant increase in precious metal sales which have a much lower margin than jewelry and rare coins revenues.

Selling, general and administrative expenses increased by $2,814,975, or 50.9%. This increase was primarily due to the acquisition of Superior Galleries and Euless Gold and Silver. These acquisitions accounted for $1,807,000 of the increase. In addition, administrative cost related to the start up of Superior Precious metals, Superior Estate Buyers, American Gold and Silver Exchange and the opening of our second pawn shop totaled $408,000. Depreciation and amortization increased by $110,543, or 99.4%, during 2007 due to additional assets being purchased through our recent acquisitions. The increase in interest expense was due to the additional debt related to the Superior acquisition. The loss from discontinued operations was the result of the closing of our pay day loan stores.

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

Liquidity and Capital Resources

We expect capital expenditures to total approximately $250,000 during the next twelve months.  It is anticipated that these expenditures will be funded from working capital and our bank credit facility.  As of December 31, 2008 there were no commitments outstanding for capital expenditures.

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

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $4.03 million. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of December 31, 2008, approximately $4.0 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. This credit facility matures in June 2009.

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

Loan proceeds can only be used for customer loans inventory purchases and receivables consistent with specified loan policies and procedures and for permitted inter-company transactions. Permitted inter-company transactions are loans or dividends paid to us or our other subsidiaries. We guaranteed the repayment of these permitted inter-company transactions pursuant to a secured subordinated guaranty in favor of Stanford.  In connection with the secured guarantee, Stanford and Texas Capital Bank, N.A., our primary lender, entered into an intercreditor agreement with us, and we entered into a subordination agreement with Superior, both of which subordinate Stanford's security interests and repayment rights to those of Texas Capital Bank.  As of December 31, 2008, approximately $9.2 million was outstanding under this credit facility and there were no intercompany transactions outstanding.

This credit facility matures on May 1, 2011, provided that in case any of several customary events of default occurs, Stanford may declare the entire principal amount of both loans due immediately and take possession and dispose of the collateral described below. An event of default includes, among others, the following events: failure to make a payment when due under the loan agreement; breach of a covenant in the loan agreement or any related agreement; a representation or warranty made in the loan agreement or related agreements is materially incorrect; a default in repayment of borrowed money to any person; a material breach or default under any material contract; certain bankruptcy or insolvency events; and a default under a third-party loan.  Superior is obligated to repay the first revolving loan from the proceeds of the inventory or other collateral purchased with the proceeds of the loan.

The loans are secured by a first priority security interest in substantially all of Superior’s assets, including inventory, accounts receivable, promissory notes, books and records and insurance policies, and the proceeds of the foregoing.  In addition, pursuant to the limited secured guaranty and intercreditor arrangements described above, Stanford would have a second-order security interest in all of our accounts and inventory to the extent of intercompany transactions.

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

In addition, Superior has agreed to a number of negative covenants in the loan agreement, including, among others, covenants not to: create or suffer a lien or other encumbrance on any collateral, subject to customary exceptions; incur, guarantee or otherwise become liable for any indebtedness, subject to customary exceptions; acquire indebtedness of another person, subject to customary exceptions and permitted inter-company transactions; issue or acquire any shares of its capital stock; pay dividends other than permitted inter-company transactions or specified quarterly dividends, or directors’ fees; sell or abandon any collateral except in the ordinary course of business or consolidate or merge with another entity; enter into affiliate transactions other than in the ordinary course of business on fair terms or permitted inter-company transactions; create or participate in any partnership or joint venture; engage in a new line of business; pay principal or interest on subordinate debt except as authorized by the credit facility; or make capital expenditures in excess of $100,000 per fiscal year

We have been informed that on February 19, 2009, a US district court placed SIBL under the supervision of a receiver and that the court enjoined SIBL's creditors and other persons from taking certain actions related to SIBL or its assets.  In addition, on the same date, Antiguan Financial Services Regulatory Commission appointed a Receiver for Stanford International Bank Ltd. This action was subsequently ratified by the High Court of Justice in Antigua and Barbuda.  As a result of SIBL's current status, we do not believe that Superior will be able to borrow additional  funds under either revolving loan, including any amounts Superior is obligated to repay to SIBL pursuant to the repayment provisions applicable to the first revolving note.   We believe that certain terms of agreements entered into by us, Superior and/or SIBL and its affiliates in connection with our acquisition of Superior have been breached by SIBL or its affiliates, and we are evaluating available remedies, including but not limited to damages from responsible parties. While Superior does not currently require additional funds under the SIBL credit facility, should the need arise and Superior is unable to replace this credit facility the operations and performance of Superior could be materially adversely affected.

On October 17, 2007, we closed on the purchase of our new headquarters location.  As a result, we assumed a new loan with a remaining principal balance of $2,323,484 and an interest rate of 6.70%.  The loan has required monthly payments of $20,192 with the final payment due on August 1, 2016.

	Payments due by period
Contractual Cash Obligations	Total	2009	2010 - 2011	2012 – 2013	Thereafter
Notes payable	$191,078	$191,078	$--	$--	$--
Long-term debt and capital leases	15,910,737	4,195,025	9,403,271	469,381	1,843,060
Operating Leases	2,643,812	658,822	1,237,026	747,964	--
Total	$18,745,627	$5,044,925	$10,640,297	$1,217,345	$1,843,060

In addition, we estimate that we will pay approximately $950,000 in interest during the next twelve months.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and precious metal values.  We also are exposed to regulatory risk in relation to our pawn loans.  We do not use derivative financial instruments.

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

ITEM 8.	FINANCIAL STATEMENTS.

(a)	Financial Statements (see pages 29 - 50 of this report).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance  generally accepted accounting principles based on such criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES. (*)

(*)
The information required by Item 14 is or will be set forth in the definitive proxy statement relating to the 2009 Annual Meeting of Stockholders of DGSE Companies, Inc., which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Item 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 6, 2007		×	8-K	January 9, 2007	2.1

2.2	Limited Joinder Agreement, dated as of January 6, 2007		×	8-K	January 9, 2007	2.9

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		×	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992		×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate		×	S-4	January 6, 2007	4.1

10.1	Renewal, Extension And Modification Agreement dated January 28, 1994, by and among DGSE Corporation and Michael E. Hall And Marian E. Hall	×	10-KSB	March 1995	10.2

10.2	Lease Agreement dated June 2, 2000 by and between SND Properties and Charleston Gold and Diamond Exchange, Inc.	×	10-KSB	March 29, 2001	10.1

10.3	Lease agreement dated October 5, 2004 by and between Beltline Denton Road Associates and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.2

10.4	Lease agreement dated December 1, 2004 by and between Stone Lewis Properties and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.3

10.5	Lease agreement dated November 18, 2004 by and between Hinkle Income Properties LLC and American Pay Day Centers, Inc.	×	10-K	April 15, 2005	10.4

10.6	Lease Agreement dated January 17, 2005 by and between Belle-Hall Development Phase III Limited Partnership and DGSE Companies, Inc.	×	S-4	January 6, 2007	10.6

10.7	Sale agreement dated executed July 5, 2007 by and between DGSE Companies, Inc. and Texas Department of Transportation	×	8-K	July 11, 2007	10.1

10.8	Purchase agreement dated July 5, 2007 by and between DGSE Companies, Inc. and 11311 Reeder Road Holdings, LP	×	8-K	July 11, 2007	10.2

10.9	Loan Agreement, dated as of December 22, 2005, between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K/A	August 17, 2006	10.1

10.10	Third Amendment to Loan Agreement, dated as of May 10, 2007, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	May 9, 2007	3.0

10.11	Support Agreement, DGSE stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.1

10.12	Securities Exchange Agreement, dated as of January 6, 2007	×	8-K	January 9, 2007	99.2

10.13	Warrant to DiGenova, issued January 6, 2007	×	8-K	January 9, 2007	99.3

10.14	Support Agreement, Superior stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.5

10.15	Asset purchase agreement, dated May 9, 2007, by and between DGSE Companies, Inc. and Euless Gold & Silver, Inc.	×	8-K	May 9, 2007	1.0

10.16	Subordinated Promissory Note dated May 9, 2007	×	8-K	May 9, 2007	2.0

10.17	Registration Rights Agreement with Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.1

10.18	Corporate Governance Agreement with Dr. L.S. Smith and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.2

10.19	Escrow Agreement with American Stock Transfer & Trust Company and Stanford International Bank Ltd., as stockholder agent, dated as of May 30, 2007	×	8-K	May 31, 2007	99.3

10.20	Form of Warrants	×	8-K	May 31, 2007	99.4

10.21	Amended and Restated Commercial Loan and Security Agreement, by and between Superior Galleries Inc. and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.5

10.22	Employment Agreement with L.S. Smith, dated as of May 30, 2007		×	8-K	May 31, 2007	99.6

10.23	Employment Agreement with William H. Oyster, dated as of May 30, 2007		×	8-K	May 31, 2007	99.7

10.24	Employment Agreement with John Benson, dated as of May 30, 2007		×	8-K	May 31, 2007	99.8

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John Benson	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John Benson	×

(b)	Reports on Form 8-K :

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: March 31, 2009
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ L. S. Smith	Dated: March 31, 2009
L.S Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

By:	/s/ W. H. Oyster	Dated: March 31, 2009
W. H. Oyster
Director, President and
Chief Operating Officer

By:	/s/ John Benson	Dated: March 31, 2009
John Benson
Chief Financial Officer
(Principal Accounting Officer)

By:	/s/ William P. Cordeiro	Dated: March 31, 2009
Director

By:	/s/ Craig Allan-Lee	Dated: March 31, 2009
Director

By:	/s/Mitch Stoltz	Dated: March 31, 2009
Director

By:	/s/David Rector	Dated: March 31, 2009
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of DGSE Companies, Inc.

We have audited the accompanying consolidated balance sheets of DSGE Companies, Inc. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2008, 2007, and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of operations and its cash flows for the years ended December 31, 2008, 2007, and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cornwell Jackson
Plano, Texas
March 31, 2009

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$244,429	$536,548
Trade receivables	2,326,337	3,249,229
Inventories	16,052,833	12,975,782
Prepaid expenses	533,318	459,486
Prepaid federal income tax	639,372	59,341
Current assets of discontinued operations	900,306	1,290,245
Total current assets	20,696,595	18,570,631

Marketable securities – available for sale	-	61,769
Property and equipment, net	4,868,306	4,193,869
Deferred income taxes	1,908,032	1,805,205
Goodwill	837,117	8,952,181
Intangible assets	2,492,673	2,521,340
Other assets	235,917	309,836
Non-current assets of discontinued operations	305,275	444,383
	$31,343,915	$36,859,214

LIABILITIES
Current Liabilities:
Notes payable	$191,078	$187,467
Current maturities of long-term debt	599,972	501,631
Line of credit	3,595,000	-
Accounts payable – trade	734,906	1,069,194
Accrued expenses	647,536	1,018,003
Customer deposits	1,230,991	315,437
Current liabilities of discontinued operations	33,144	-
Total current liabilities	7,032,627	3,091,732

Long-term debt, less current maturities	11,715,765	13,489,901
	18,748,392	16,581,633

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,833,635 and 4,490,357 shares issued and outstanding at the end of each period in 2008 and 2007	98,337	94,904
Additional paid-in capital	18,541,662	18,473,234
Accumulated other comprehensive loss	-	(97,288)
Retained earnings (deficit)	(6,044,476)	1,806,731
	12,595,523	20,277,581

	$31,343,915	$36,859,214

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007	2006
Revenue
Sales	$104,670,207	$60,912,663	$43,668,973
Consumer loan service charges	548,853	306,413	187,772
Management fees	-	250,000	—
	105,219,060	61,469,076	43,856,745
Costs and expenses
Cost of goods sold	91,237,578	51,711,643	36,809,910
Selling, general and administrative expenses	9,841,806	8,321,544	5,529,314
Depreciation and amortization	484,832	247,857	111,259
	101,564,216	60,281,044	42,450,483

Operating income	3,654,844	1,188,032	1,406,262

Other (income) expense
Impairment of goodwill	8,185,444	—	—
Other income	87,693	(552,665)	(16,534)
Interest expense	902,897	675,199	408,269

Earnings before income taxes	(5,521,190)	1,065,498	1,014,527

Income tax expense	759,777	250,056	348,188

Net earnings (loss) from continuing operations	(6,280,967)	815,442	666,339

Discontinued operations:
Loss (Gain) from discontinued operations (less applicable income tax benefit (expense) of $808,911, ($18,556) and $28,381, respectively)	1,570,240	(21,207)	55,094
Loss on disposal of discontinued operations (less applicable income tax benefit of $0, $26,208 and $0, respectively)	—	81,630	—

Net earnings	$(7,851,207)	$755,019	$611,245

Earnings per common share
Basic
From continuing operations	$(.65)	$.11	$.14
From discontinued operations	(.16)	(.01)	(.02)
Net earnings per common share	$(.81)	$.10	$.12

Diluted
From continuing operations	$(.65)	$.10	$.13
From discontinued operations	(.16)	(.01)	(.01)
Net earnings per common share	$(.81)	$.09	$.12

Weighted average number of common shares:
Basic	9,708,045	7,507,579	4,913,290
Diluted	9,708,045	8,281,887	5,006,909

       The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31,

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Other Comprehensive	Total Stockholder’s
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance at January 1, 2006	4,913,290	$49,133	$5,708,760	$440,467	$(127,252)	$6,071,108
Net earnings				611,245		611,245
Unrealized loss on marketable securities, net of tax					(4,993)	(4,993)
Balance at December 31, 2006	4,913,290	$49,133	$5,708,760	$1,051,712	$(132,245)	$6,677,360
Net earnings				755,019		755,019
Unrealized gain on marketable securities, net of tax					34,957	34,957
Acquisition of Superior	3,669,067	36,691	12,593,172			12,629,863
Conversion of warrants	908,000	9,080	142,485			151,565
Stock based compensation			28,817			28,817
Balance at December 31, 2007	9,490,357	$94,904	$18,473,234	$1,806,731	$(97,288)	$20,277,581
Net loss				$(7,851,207)		$(7,851,207)
Impairment of marketable securities, net of tax					97,288	97,288
Stock option expense			36,092			36,092
Stock issued in Heritage settlement	8,372	83	49,916			49,999
Stock warrants exercised	334,906	3,350	(17,580)			(14,230)

Balance at December 31, 2008	9,833,635	$98,337	$18,541,662	$(6,044,476)	$—	$12,595,523

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006
Cash flows from operating activities

Net earnings	$(7,851,207)	$755,019	$611,245
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	484,832	253,887	139,395
Impairment of Goodwill	8,185,443	—	—
Deferred taxes	(102,827)	(31,692)	(3,801)
(Gain)/Loss on sale of marketable securities	115,991	(3,890)	—
Stock option expense	36,092	—	—
Loss on discontinued operations	—	120,495	—
Gain on sale of building	—	(579,447)	—
(Increase) decrease in operating assets and liabilities
Trade receivables	1,473,136	(3,345,559)	(317,694)
Inventories	(3,077,051)	(928,838)	(225,908)
Prepaid expenses and other current assets	(73,832)	(70,810)	23,181
Change in other long term assets	73,919	181,855	(11,826)
Accounts payable and accrued expenses	(668,000)	(695,689)	179,081
Change in customer deposits	915,554	24,712	(34,408)
Federal income taxes payable	(580,031)	38,131	(111,392)
Net cash provided by (used in) operating activities	(1,067,981)	(4,281,376)	247,793
Cash flows from investing activities
Pawn loans made	(1,294,876)	(714,209)	(485,595)
Pawn loans repaid	649,122	380,060	417,124
Recovery of pawn loan principal through sale of forfeited collateral	624,557	204,121	100,960
Pay day loans made	—	(164,289)	(274,973)
Pay day loans repaid	—	125,982	195,534
Purchase of property and equipment	(1,130,602)	(3,780,554)	(42,058)
Deal cost for Superior Galleries acquisition	(70,379)	(375,280)	(569,782)
Acquisition of Euless Gold & Silver	—	(600,000)	—
Proceeds from sale of discontinued operations	—	77,496	—
Proceeds from sale of building	—	924,742	—
Proceeds from sale of marketable securities	—	396	—
Net cash used in investing activities	(1,222,178)	(3,921,535)	(658,790)
Cash flows from financing activities
Proceeds from debt	2,500,000	6,991,578	1,247,350
Mortgage on new corporate office and store location	—	2,441,922	—
Issuance of common stock	78,835	78,363	—
Repayments of notes payable	(580,795)	(1,982,686)	(668,905)
Net cash provided by financing activities	1,989,040	7,529,177	578,445

Net increase (decrease) in cash and cash equivalents	(292,119)	(673,734)	167,448
Cash and cash equivalents at beginning of period	536,548	1,210,282	1,042,834
Cash and cash equivalents at end of period	$244,429	$536,548	$1,210,282

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Supplemental disclosures:
	2008	2007	2006
Cash paid during the year for:
Interest	$904,242	$572,592	$378,562
Income taxes	$600,000	$50,000	$435,000
Non-Cash Financing Heritage Settlement	$50,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Note 1 – Summary of Accounting Policies and Nature of Operations

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations

DGSE Companies, Inc. and its subsidiaries (the “Company”), sell jewelry and bullion products to both retail and wholesale customers throughout the United States through its facilities in Dallas and Euless, Texas, Mt. Pleasant, South Carolina, Woodland Hills California and through its internet sites.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries.  All material intercompany transactions and balances have been eliminated.

On July 13, 2007, the Company sold the loan balances from our American Pay Day Center locations and discontinued operations in those locations.  In November 2008, the Company decided to discontinue the live auction segment of its business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008.  As a result, the operating results of the auction segment have been reclassified to discontinued operations for both 2008 and 2007. During 2008 the auction segment incurred a pretax loss of $2,379,151. As a result of these dispositions, the Consolidated Financial Statements and related notes have been reclassed to present the results of the American Pay Day Center locations and auction segment activities as discontinued operations.

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

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

Note 1 – Summary of Accounting Policies and Nature of Operations - continued

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

Advertising Costs

Advertising costs are expensed as incurred and amounted to $2,584,657, $1,442,723 and $823,106 for 2008, 2007 and 2006, respectively.

Accounts Receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  As of December 31, 2008, the Company had a recorded allowance amount of $97,922.  The balance of the Company’s trade receivables is net of the allowance amount.

Pawn loans receivable in the amount of $306,620 and $263,856 as of December 31, 2008 and 2007, respectively, are included in the Consolidated Balance Sheets caption trade receivables. The related pawn service charges receivable in the amount of $89,235 and $63,532 as of December 31 2008 and 2007, respectively, are also included in the Consolidated Balance Sheets caption trade receivables.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statements and tax basis of assets and liabilities.

Revenue Recognition

Revenue is generated from wholesale and retail sales of rare coins, precious metals, bullion and second-hand jewelry. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties. The Company recognizes sales on an F.O.B. shipping point basis.

The Company sells rare coins to other wholesalers/dealers within its industry on credit, generally for terms of 14 to 60 days, but in no event greater than one year.  The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer.  The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and its historical experience related to credit losses.

Revenues for monetary transactions (i.e., cash and receivables) with dealers are recognized when the merchandise is shipped to the related dealer.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

The Company also sells rare coins to retail customers on credit, generally for terms of 30 to 60 days, but in no event greater than one year.  The Company grants credit to new retail customers based on extensive credit evaluations and for existing retail customers based on established business relationships and payment histories. When a retail customer is granted credit, the Company generally collects a payment of 25% of the sales price, establishes a payment schedule for the remaining balance and holds the merchandise as collateral as security against the customer’s receivable until all amounts due under the credit arrangement are paid in full.  If the customer defaults in the payment of any amount when due, the Company may declare the customer’s obligation in default, liquidate the collateral in a commercially reasonable manner using such proceeds to extinguish the remaining balance and disburse any amount in excess of the remaining balance to the customer.

Under this retail arrangement, revenues are recognized when the customer agrees to the terms of the credit and makes the initial payment.  We have a limited-in-duration money back guaranty policy (as discussed below).

In limited circumstances, the Company exchanges merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which the Company recognizes revenue in accordance with SFAS 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” When the Company exchanges merchandise for similar merchandise and there is no monetary component to the exchange, the Company does not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When the Company exchanges merchandise for similar merchandise and there is a monetary component to the exchange, the Company recognizes revenue to the extent of monetary assets received and determine the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

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

Fair Value Measures

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Effective January 1, 2008, the Company has adopted the provisions of SFAS 157.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The adoption did not have any financial impact on the Company’s results of operations and financial position.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

Note 1 – Summary of Accounting Policies and Nature of Operations - continued

Shipping and Handling Costs

Shipping and handling costs are included in selling general and administrative expenses, and amounted to $305,988, $266,867 and $178,999 for 2008, 2007 and 2006, respectively.

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

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Among other changes, SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction at fair value; and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, including earn-out provisions. SFAS 141R is effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008. The Company is evaluating the anticipated effect of this recently issued standard on our consolidated results of operations, financial position and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting practices. This FASB Staff Position is effective for fiscal periods beginning on or after December 15, 2008. The adoption of FSP No. 142-3 is not expected to have a material impact the Company’s results of operations and financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP.  With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has evaluated the new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

Note 2 – Concentration of Credit Risk

The Company maintains cash balances in financial institutions in excess of federally insured limits.

Note 3 – Inventories

A summary of inventories at December 31 is as follows:

	2008	2007
Jewelry	$10,925,247	$8,118,454
Scrap gold	636,843	414,099
Bullion	1,931,925	486,991
Rare coins	1,827,294	3,482,248
Other	731,524	473,990
Total	$16,052,833	$12,975,782

Note 4 – Investments in Marketable Equity Securities

Marketable equity securities have been classified in the consolidated balance sheet according to management’s intent.  The carrying amount of available-for-sale securities and their fair values at December 31, 2008 and 2007 are as follows:

	Cost	Gross Unrealized Losses		Fair Value
		Classified as operating losses due to long-term impairment	Classified as unrealized losses in other comprehensive income
Equity securities 2008	$1,406,731	$(1,406,731)	$—	$—
Equity securities 2007	$1,408,441	$(1,249,474)	$(97,288)	$61,769

At December 31, 2008, management believes the equity shares owned in these publicly traded stocks have declined on an other than temporary basis as these stocks are thinly traded and have market values of less than $ .01 per share. As a result, these investments were written-off in the amount of $115,992.

Note 5 – Property and Equipment

A summary of property and equipment at December 31, 2008 and 2007 is as follows:

	2008	2007
Buildings and improvements	$3,175,242	$2,565,533
Machinery and equipment	1,224,457	812,833
Furniture and fixtures	939,168	806,108
	5,338,867	4,184,474
Less accumulated depreciation and amortization	1,631,031	1,151,075
	3,707,836	3,033,399
Land	1,160,470	1,160,470

Total Property and Equipment	$4,868,306	$4,193,869

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

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

Note 6 – Acquisitions

Superior Galleries, Inc.  On May 30, 2007, we completed our acquisition of Superior Galleries, Inc., which we refer to as Superior, pursuant to an amended and restated agreement and plan of merger and reorganization dated as of January 6, 2007, which we refer to as the merger agreement, with Superior and Stanford International Bank Ltd., then Superior’s largest stockholder and its principal lender, which we refer to as Stanford, as stockholder agent for the Superior stockholders, whereby Superior became a wholly owned subsidiary of DGSE Companies, Inc.  Superior’s principal line of business is the sale of rare coins on a retail, wholesale, and auction basis.  Superior now operates a store in Woodland Hills, CA.  The total purchase price of approximately $13.6 million was broken down as follows:

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

During 2008, the Company reflected $8,185,443 of goodwill relating to the acquisition of Superior Galleries. Inc. in May 2007. Under SFAS No. 142, the Company is required to undertake an annual impairment test at its year end or when there is a triggering event. In addition to the annual impairment review, there were a number of triggering events in the fourth quarter due to the significant operating losses of Superior and the impact of the economic downturn on Superior’s operations and the decline in the Company’s share price resulting in a substantial discount of the market capitalization to tangible net asset value. An evaluation of the recorded goodwill was undertaken and it was determined that it was impaired. Accordingly, to reflect the impairment, the Company recorded a non-cash charge of $8,185,443, which eliminated the value of the goodwill related to Superior.

The operating results of Superior have been included in the consolidated financial statements since the acquisition date of May 30, 2007. The following unaudited condensed consolidated financial information reflects the pro forma results of operations for the year ended December 31, 2007 as if the acquisition of Superior had occurred on January 1 of 2007 after giving effect to purchase accounting adjustments as compared to actual results of operations for the year ended December 31, 2008 and the effects of the discontinued operations related to the auction segment.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results (in thousands, except per share data):

	Year Ended December 31,
(In thousands, except per share data)	2008	2007
	(Unaudited)
		Pro Forma
Total revenue	$105,219	$73,565
Net earnings (loss)	$(7,851)	$(2,922)
Net earnings per share — basic	$(.81)	$(.33)
Net earnings per share — diluted	$(.81)	$(.33)
Weighted average shares — basic	9,708	8,582
Weighted average shares — diluted	9,708	10,353

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
December 31, 2008, 2007 and 2006

Note 7 – Goodwill

The Company recognized an increase in goodwill as a result of the Superior Galleries, Inc. acquisition during 2007.  At December 31, goodwill was reflected for the following reporting units:

	2008	2007

Superior Galleries, Inc.	$—	$8,115,064

Wholesale watch sales	$837,117	$837,117

Total Goodwill	$837,117	$8,952,181

During 2008, the Company reflected $8,185,443 of goodwill relating to the acquisition of Superior Galleries. Inc. in May 2007. Under SFAS No. 142, the Company is required to undertake an annual impairment test at its year end or when there is a triggering event. In addition to the annual impairment review, there were a number of triggering events in the fourth quarter due to the significant operating losses of Superior and the impact of the economic downturn on Superior’s operations and the decline in the Company’s share price resulting in a substantial discount of the market capitalization to tangible net asset value. An evaluation of the recorded goodwill was undertaken, which considered two methodologies to determine the fair-value of the entity:

•	A market capitalization approach, which measure market capitalization at the measurement date.
•
A discounted cash flow approach, which entails determining fair value using a discounted cash flow methodology.  This method requires significant judgment to estimate the future cash flow and to determine the appropriate discount rates, growth rates, and other assumptions.

Each of these methodoligies the Company believes has merit, and resulted in the determination that goodwill was impaired. Accordingly, to reflect the impairment, the Company recorded a non-cash charge of $8,185,443, which eliminated the value of the goodwill related to Superior.

No impairment losses were recognized during  2007 or 2006.

Note 8 – Notes Payable

At December 31, 2008, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 12% totaling $191,078.

At December 31, 2007, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 12% totaling $187,468.

At December 31, 2006, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 12% totaling $183,708.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

Note 9 – Long-Term Debt

	2008	2007

A summary of long-term debt at December 31, follows:

Revolving promissory notes payable to bank, a note of $3,595,000 at December 31, 2008 and 2007 which bears interest at prime plus 1-1/2% (4.25% and 9.5% at December 31, 2008 and 2007), respectively, and is due June 22, 2009 and a note of $1,000,000 which bears interest at prime plus 1-1/2% ( 4.25 and 9.5% at December 31, 2008 and 2007), respectively, is due in equal monthly installments of $16,667 through June 2009. Balance of note was $399,976 and $584,721 as of December 31, 2008 and 2007, respectively. The defined borrowing base requirement is based on eligible trade receivables and inventory. As of December 31, 2008, available but unused borrowing capacity on the revolver was $0. These notes are secured by all accounts receivable, inventory, property and equipment and intangible assets. The notes contain certain covenants, restricting payment of dividends, and requiring the Company to maintain certain financial ratios. In addition to the above, the Company has an additional $11,500,000 line of credit with Stanford International Bank, LTD. Interest on this facility is at the prime rate, as reported in the Wall Street Journal and the facility will mature and become due in May 2011. Of this line, $9,200,000 has been drawn against, most of which related to the Superior Galleries acquisition. As of December 31, 2008, $2,300,000 was available to us.
	$13,194,976	$10,879,721

Our mortgage payable as of December 31, 2008 is due in monthly installments of $22,744, including interest of 6.70% with a balance due in August 2016.	2,332,484	2,435,364

Note payable, due in quarterly payments of $57,691 including interest of 8.25%. The final payment is due May 1, 2009	110,791	315,128

Note payable, due January 2, 2009. Interest is payable monthly at a rate of 8%	247,556	310,556

Capital lease obligations	24,930	50,763
	15,910,737	13,991,532
Line of credit	(3,595,000)
Less current maturities	(599,972)	(501,631)
	$11,715,765	$13,489,901

The following table summarizes the aggregate maturities of long-term debt and payments on the capital lease obligations and reflects the revised maturities from refinancing of certain long-term debt subsequent to year-end:

December 31,	Long-term Debt	Obligations under Capital Leases	Totals
2009	$4,173,977	$21,048	$4,195,025
2010	99,109	3,882	102,991
2011	9,300,280	—	9,300,280
2012	107,209	—	107,209
2013	362,172	—	362,172
Thereafter	1,843,060	—	1,843,060
	15,885,807	24,930	15,910,737
Less current portion	(578,924)	(21,048)	(599,972)
Less line of credit	(3,595,000)	—	(3,595,000)
	$11,711,883	$3,882	$11,715,765

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

Note 10 – Earnings Per Common Share

A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006 is as follows:

Net Earnings		Shares	Per Share
	(In thousands, except per share data)
Year ended December 31, 2008
Basic earnings per common share	$(7,851,207)	9,708,045	$(0.81)
Effect of dilutive stock options	—	—
Diluted earnings per common share	$(7,851,207)	9,708,045	$(0.81)
Year ended December 31, 2007
Basic earnings per common share	$755,019	7,507,579	$0.10
Effect of dilutive stock options	—	774,308
Diluted earnings per common share	$755,019	8,281,887	$0.09
Year ended December 31, 2006
Basic earnings per common share	$611,245	4,913,920	$0.12
Effect of dilutive stock options	—	92,989
Diluted earnings per common share	$611,245	5,006,909	$0.12

Note 11 – Stock Options

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
December 31, 2008, 2007 and 2006

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).  As of December 31, 2008, we have not recorded the tax effects of employee stock-based compensation and have made no adjustments to the APIC pool.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, we have not reported these excess tax benefits as of December 31, 2008.

The following table summarizes the activity in common shares subject to options for the years ended December 31, 2008, 2007 and 2006:

	At December 31,
	2008		2007		2006
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,479,252	$2.13	1,403,134	$2.03	1,403,134	$2.03
Granted	—	6.00	126,468	9.22	—	0.00
Exercised	—	0.00	—	0.00	—	0.00
Forfeited	(21,097)	0.00	(50,350)	14.36	—	0.00

Outstanding at end of year	1,458,155	$2.17	1,479,252	$2.35	1,403,134	$2.03

Options exercisable at end of year	1,418,155	$2.16	1,417,645	$2.13	1,403,134	$2.03

During the year ended December 31, 2007, there have been 50,000 options granted to our non-employee directors under this plan and, as a result, there are 700,000 shares available for future grants under the 2006 Plan.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

Information about Plan stock options outstanding at December 31, 2008 is summarized as follows:

	Options outstanding
		Weighted average
	Number	remaining	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price

$1.12	267,857	4 years	$1.12
$1.13 to $2.25	1,072,777	4 years	$2.21
$2.26 to $2.82	35,000	4 years	$2.60
$2.83 to $4.19	17,500	1 years	$3.88
$6.00	50,000	9 years	$6.00
$13.91 to $15.56	15,021	3 years	$14.06
	14,458,155

	Options exercisable
	Number	Weighted average
Range of exercise prices	exercisable	exercise price

$1.12	267,857	$1.12
$1.13 to $2.25	1,072,777	$2.21
$2.26 to $2.82	35,000	$2.60
$2.83 to $4.19	17,500	$3.88
$6.00	10,000	$6.00
$13.91 to $15.56	15,021	$14.06
	1,418,155

Note 12 – Comprehensive Income

Comprehensive income at December 31, 2008, 2007 and 2006 is as follows:

	Before-Tax		Net-of-Tax
	Amount	Tax Benefit	Amount
Accumulated comprehensive income (loss) at January 1, 2006	$(162,071)	$34,819	$(127,252)
Unrealized holding losses arising during 2006	(7,519)	2,572	(4,993)
Accumulated comprehensive income (loss) at December 31, 2006	(169,590)	37,391	(132,245)
Unrealized holding losses arising during 2007	25,714	9,197	34,957
Accumulated comprehensive income (loss) at December 31, 2007	(143,876)	46,588	(97,288)
Unrealized holding gains arising during 2008	(59,906)	19,294	(40,508)
Accumulated comprehensive income (loss) prior to being written off	(203,782)	65,882	(137,796)
Write-off of securities	203,782	(65,882)	137,796
Accumulated comprehensive income (loss) at December 31, 2008	$—	$—	$—

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

Note 13 – Intangible Assets

Intangible assets represent the customer base and trade name resulting from the Superior Acquisition as follows:

	December 31, 2008	December 31, 2007

Customer base	$401,333	$430,000
Trade name	$2,091,340	$2,091,340
Intangible assets	$2,492,673	$2,521,340

Only the customer base intangible asset will be subject to amortization and will be amortized over a 15 year life.  The accumulated amortization as of December 31, 2008 is $28,667.

Note 14 – Income Taxes

The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

	2008	2007	2006

Tax expense at statutory rate	$(2,801,643)	$272,658	$316,484
Goodwill impairment	2,783,051	—	—
Other	(30,542)	(30,254)	3,323
Tax expense	(49,134)	242,404	319,807

Current	53,694	77,424	323,653
Deferred	(102,828)	164,980	(3,846)
Total	$(49,134)	$242,404	$319,807

Deferred income taxes are comprised of the following at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets (liabilities):
Inventory	$123,655	$90,546
Allowance for bad debt	33,293	—
Unrealized loss on available for sale securities	(4,969)	46,588
Property and equipment	(8,389)	(12,764)
Capital loss carryover	8,366	8,366
Superior acquisition	1,849,968	1,766,361
Goodwill	(93,892)	(93,892)
Total deferred tax assets	$1,908,032	$1,805,205

Note 15 – Operating Leases

The Company leases certain of its facilities under operating leases.  The minimum rental commitments under noncancellable operating leases as of December 31, 2008 are as follows:

Year Ending	Lease
December 31,	Obligations

2009	$681,054
2010	645,192
2011	611,827
2012	606,804
Thereafter	148,656

$2,693,533

Rent expense for the years ended December 31, 2008, 2007 and 2006 was approximately $595,770, $437,069 and $201,810 respectively.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

Note 16 – Discontinued Operations

In November 2008 we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for both 2008 and 2007. During 2008 the auction segment incurred a pretax loss of $2,379,151.

The following summarizes the carrying amount of assets and liabilities of the auction segment as of December 31, 2008:

Assets
Accounts receivable	$900,306
Current assets	$900,306

Long-term receivable	$305,275
Total assets	$1,205,581

Liabilities
Auctions payable	$33,144
Total liabilities	$33,144

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

As a result, operating results from these business segments have been reclassified to discontinued operations for all periods presented.  As of December 31, 2008 there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.

Note 17 – Segment Information

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments, pay day lending and pawn operations.  The Company’s operations by segment were as follows:

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

(In thousands)	Retail Jewelry	Wholesale Jewelry	Bullion	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2008	$36,592	$5,125	$45,449	$15,913	$—	$2,140	$105,219
2007	19,338	5,785	21,153	13,921	—	1,271	61,469
2006	16,519	5,997	16,252	4,697	—	618	44,083

Net income (loss)
2008	1,698	71	139	179	(1,570)	(8,368)	(7,851)
2007	319	197	235	8	42	(46)	755
2006	143	270	148	101	—	(51)	485

Identifiable assets
2008	23,396	1,710	1,955	1,827	1,206	1,250	31,344
2007	16,132	2,164	536	4,314	2,139	11,574	36,859
2006	10,020	1,940	114	235	—	837	11,830

Capital Expenditures
2008	1,081	—	6	—	—	10	1,097
2007	3,126	—	23	—	—	274	3,423
2006	11	—	—	—	—	31	285

Depreciation and amortization
2008	140	—	104	104	48	89	485
2007	130	—	33	32	32	27	254
2006	107	—	—	—	—	32	142

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

Note 18 – Quarterly Results of Operations (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year ended December 31, 2008
Revenues	$32,175	$25,715	$23,994	$23,335
Operating profit	1,051	557	1,085	962
Net earnings	182	278	166	(8,477)
Basic earnings per common share	$0.04	$0.05	$0.02	$(0.86)
Diluted earnings per common share	$0.04	$0.04	$0.02	$(0.86)
Year ended December 31, 2007
Revenues	$10,240	$12,220	$16,154	$22,993
Operating profit	384	263	(5)	534
Net earnings	182	271	108	84
Basic earnings per common share	$0.04	$0.05	$0.02	$0.02
Diluted earnings per common share	$0.04	$0.05	$0.02	$0.02
Year ended December 31, 2006
Revenues	$9,721	$12,546	$9,609	$12,207
Operating profit	302	484	242	295
Net earnings	148	271	108	84
Basic earnings per common share	$0.03	$0.05	$0.02	$0.02
Diluted earnings per common share	$0.03	$0.05	$0.02	$0.02