Form 10-Q
period 2009-03-31
DGSE COMPANIES INC
filed 2009-05-14
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2009:

Class	Outstanding
Common stock, $.01 par value per share	9,833,635

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

	Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	1

	Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4.	Controls and Procedures.	14

PART II.	OTHER INFORMATION

Item 3.	Legal Proceedings.	15

Item 5.	Other Information.	15

Item 6.	Exhibits.	15

SIGNATURES

i

DGSE Companies, Inc. and Subsidiaries

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	Unaudited

ASSETS
Current Assets:
Cash and cash equivalents	$919,313	$244,429
Trade receivables	1,805,638	2,326,337
Inventories	16,697,062	16,052,833
Prepaid expenses	530,481	533,318
Prepaid federal income tax	639,372	639,372
Current assets of discontinued operations	506,283	900,306
Total current assets	21,098,149	20,696,595

Property and equipment, net	4,913,704	4,868,306
Deferred income taxes	1,857,901	1,908,032
Goodwill	837,117	837,117
Intangible assets	2,464,006	2,492,673
Other assets	186,684	235,917
Non-current assets of discontinued operations	305,275	305,275

	$31,662,836	$31,343,915

LIABILITIES
Current Liabilities:
Notes payable	$57,471	$191,078
Current maturities of long-term debt	399,992	599,972
Line of credit	3,595,000	3,595,000
Accounts payable – trade	413,128	734,906
Accrued expenses	491,069	647,536
Customer deposits	2,017,638	1,230,991
Current liabilities of discontinued operations	67,354	33,144
Total current liabilities	7,041,652	7,032,627

Long-term debt, less current maturities	11,796,147	11,715,765
	18,837,799	18,748,392

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,833,635 and 9,833,635 shares issued and outstanding at the end of each period in 2009 and 2008, respectively	98,337	98,337
Additional paid-in capital	18,541,662	18,541,662
Retained deficit	(5,814,962)	(6,044,476)
	12,825,037	12,595,523

	$31,662,836	$31,343,915

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2009	2008
	Unaudited
Revenue
Sales	$25,740,439	$32,049,884
Consumer loan service charges	159,049	124,320
	25,899,488	32,174,204

Costs and expenses
Cost of goods sold	22,462,329	28,420,016
Selling, general and administrative expenses	2,533,767	2,635,212
Depreciation and amortization	59,351	96,033
	25,055,447	31,151,261

Operating income	844,041	1,022,943

Other expense (income)
Other income	—	(2)
Interest expense	147,084	170,439

Earnings before income taxes	696,957	852,506

Income tax expense	61,119	303,563

Net earnings from continuing operations	635,838	548,943

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $39,271 and $36,930, respectively)	406,322	71,688

Net earnings	$229,516	$477,255

Earnings per common share – basic and diluted

From continuing operations	$0.06	$0.06
From discontinued operations	$(0.04)	$(0.01)
Net earnings per common share	$0.02	$0.05

Weighted average number of common shares
Basic	9,833,635	9,498,729
Diluted	9,833,635	10,344,363

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2009	2008
	Unaudited
Cash flows from operating activities

Net earnings	$229,516	$477,255
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	59,351	109,836
Deferred income taxes	50,131	43,289
Gain on marketable securities	—	(15,300)
(Increase) decrease in operating assets and liabilities
Trade receivables	924,861	1,266,568
Inventories	(644,229)	(2,608,389)
Prepaid expenses and other current assets	2,837	(198,117)
Accounts payable and accrued expenses	(548,977)	(628,160)
Customer deposits	786,647	1,643,247
Federal income taxes payable	—	228,546
Other assets	49,233	17,822
Net cash provided by operating activities	909,370	336,597
Cash flows from investing activities
Pawn loans made	(348,699)	(317,580)
Pawn loans repaid	189,649	160,906
Recovery of pawn loan principal through sale of forfeited collateral	148,911	168,888
Purchase of property and equipment	(104,749)	(285,888)
Net cash used in investing activities	(114,888)	(273,674)
Cash flows from financing activities
Proceeds from line of credit	—	750,000
Payments of capital lease	—	(1,986)
Repayments of notes payable	(119,598)	(635,210)
Net cash provided by (used in) financing activities	(119,598)	112,804

NET INCREASE IN CASH AND CASH EQUIVALENTS	674,884	175,727
Cash and cash equivalents at beginning of period	244,429	536,548

Cash and cash equivalents at end of period	$919,313	$712,275

Supplemental disclosures:

Interest paid for the three months ended March 31, 2009 and 2008 was $147,084 and $174,449, respectively.
Income taxes paid for the three months ended March 31, 2009 and 2008 was $0 and $0, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements of DGSE Companies, Inc. and Subsidiaries include the financial statements of DGSE Companies, Inc. and its wholly-owned subsidiaries, DGSE Corporation, National Jewelry Exchange, Inc., Charleston Gold and Diamond Exchange, Inc., Superior Galleries, Inc. Superior Precious Metals, Inc., American Gold and Diamond Exchange, Inc, and Superior Estate Buyers, Inc...  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

The interim financial statements of DGSE Companies, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

In December  2008, we decided to discontinue the live auction segment of our business activities.  This decision was based on the substantial losses being incurred by this operating segment during 2008.  As a result, certain sections of the Consolidated Financial Statements and related notes have been reclassified to present the results of the auction segment activities as discontinued operations.

(2)   Inventory.

A summary of inventories is as follows:

	March 31, 2009	December 31, 2008
Jewelry	$9,419,846	$10,925,247
Rare coins	2,278,368	1,827,294
Bullion	3,686,379	1,931,925
Scrap gold	849,891	636,843
Other	462,578	731,524
Total	$16,697,062	$16,052,833

(3)   Trade Receivables.

Pawn loans receivable in the amount of $316,109 and $306,620 as of March 31, 2009 and December 31, 2008, respectively, are included in the Consolidated Balance Sheets caption trade receivables as of these respective dates. The related pawn service charges receivable in the amount of $100,935 and $89,235 as of March 31, 2009 and December 31, 2008, respectively, are also included in the Consolidated Balance Sheets caption trade receivables as of these respective dates.

(4)  Goodwill.

During the fourth quarter of 2008, we reflected $8,185,443 of goodwill relating to the acquisition of Superior Galleries. Inc. in May 2007. Under SFAS No. 142, we are required to undertake an annual impairment test at our year end or when there is a triggering event. In addition to the annual impairment review, there were a number of triggering events in the fourth quarter due to the significant operating losses of Superior and the impact of the economic downturn on Superior’s operations and the decline in the Company’s share price resulting in a substantial discount of the market capitalization to tangible net asset value. An evaluation of the recorded goodwill was undertaken, which considered two methodologies to determine the fair-value of the entity:

•     A market capitalization approach, which measure market capitalization at the measurement date.
•     A discounted cash flow approach, which entails determining fair value using a discounted cash flow methodology.  This method requires significant judgment to estimate the future cash flow and to determine the appropriate discount rates, growth rates, and other assumptions.

DGSE COMPANIES, Inc. and Subsidiaries

Each of these methodologies we believe has merit, and resulted in the determination that goodwill was impaired. Accordingly, to reflect the impairment, we recorded a non-cash charge of $8,185,443, which eliminated the value of the goodwill related to Superior.

(5)  Earnings per share.

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the periods ended March 31, 2009 and 2008 is as follows:

	2009			2008
	Three months ended March 31,			Three months ended March 31,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$229,516	9,833,635	$0.02	$477,255	9,498,729	$0.05
Effect of dilutive stock options	—	—	—	—	845,634	—

Diluted earnings per common share	$229,516	9,833,635	$0.02	$477,255	10,344,363	$0.05

Earnings per common share from continuing operations:	2009			2008
	Three months ended March 31,			Three months ended March 31,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$635,838	9,833,635	$0.06	$548,943	9,498,729	$0.06
Effect of dilutive stock options	—	—	—	—	845,634	—

Diluted earnings per common share	$635,838	9,833,635	$0.06	$548,943	10,344,363	$0.06

DGSE COMPANIES, Inc. and Subsidiaries

(6)   Business segment information.

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations.  Our operations by segment for the three months ended March 31 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2009	$6,550	$953	$13,694	$4,142	$—	$560	$25,899
2008	6,514	1,358	16,434	7,306	—	562	32,174

Net earnings (loss)
2009	161	(51)	340	166	(406)	20	230
2008	208	33	404	(70)	(70)	(28)	477

Identifiable assets
2009	20,880	1,719	3,710	2,278	812	2,264	31,663
2008	21,056	2,074	1,383	4,544	1,147	8,430	38,634

Goodwill
2009	—	837	—	—	—	—	837
2008	—	837	—	—	—	8,115	8,952

Capital Expenditures
2009	105	—	—	—	—	—	105
2008	272	—	—	—	14	—	286

Depreciation and amortization
2009	26	—	12	12	—	9	59
2008	38	—	14	14	—	30	96

DGSE COMPANIES, Inc. and Subsidiaries

(7)  Stock-based Compensation.

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

Stock-based compensation expense under SFAS No. 123(R) for the months ended March 31, 2009 and 2008, respectively, was $0 and $15,200, relating to employee and director stock options and our employee stock purchase plan.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).  As of March 31, 2009, we have not recorded the tax effects of employee stock-based compensation and have made no adjustments to the APIC pool.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, we have not reported these excess tax benefits as of March 31, 2009.

(8)   Discontinued Operations.

In November 2008 we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for both 2008 and 2009.  During the first quarter of 2009 and 2008 the auction segment incurred pretax losses of $445,593 and $108,618, respectively.

The following summarizes the carrying amount of assets and liabilities of the auction segment as of March 31, 2009:

Assets
Accounts receivable	$506,283
Current assets	$506,283
Long-term receivable	$305,275
Total assets	$811,558
Liabilities
Auctions payable	$67,354

As a result, operating results from the auction segment have been reclassified to discontinued operations for all periods presented.  As of March 31, 2009, there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.

DGSE COMPANIES, Inc. and Subsidiaries

(9)  New Accounting Pronouncements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective January 1, 2009, we adopted SFAS No. 141(R).  No business combinations were completed in the first quarter of 2009. However, to the extent that future business combinations are material, our adoption of SFAS No. 141(R) will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered when developing renewal or extension assumptions used to determine the useful life of an intangible asset under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, in order to improve consistency between SFAS No. 142 and the period of expected cash flows to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting practices.  Effective January 1, 2009, we adopted FSP No. 142-3. The adoption of FSP No. 142-3 has not had and is not expected to have a material impact our results of operations and financial position.

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

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.  You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

In June 2008, we moved Superior Galleries’ operations from Beverly Hills to Woodland Hills, California.  Superior’s principal line of business is the sale of rare coins on a retail and wholesale basis. Superior’s retail and wholesale operations are conducted in virtually every state in the United States.  Superior also conducted live and internet auctions for customers seeking to sell their own coins prior to management’s decision to discontinue the live auction operations.  Superior markets its services nationwide through broadcast and print media and independent sales agents, as well as on the internet through third party websites, and through its own website at SGBH.com.

DGSE COMPANIES, Inc. and Subsidiaries

Americangoldandsilverexchange.com, the over 900 proprietary Internet sites related to the home page of Americangoldandsilverexchange.com along with our existing locations in Texas, California and South Carolina, provide customers from all over the United States with a seamless and secure way to value and sell gold, silver, rare coins, jewelry, diamonds and watches.

Superior Estate Buyers brings our unique expertise in the purchase of gold, silver, diamonds, rare coins and other collectibles to local markets with a team of traveling professionals for short-term buying events. During 2008 Superior Estate Buyers held approximately 24 such buying events.  It is our expectation that, over time, this activity will be expanded significantly with the objective of having teams conducting events on a continuous basis.

Superior Precious Metals is the retail precious metals arm of DGSE. Professional account managers provide a convenient way for individuals and companies to buy and sell precious metals and rare coins. This activity is supported by the internally developed account management and trading platform created as part of DGSE’s USBullionExchange.com precious metals system.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

 Fair Value Measures.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after  November 15, 2007.  Effective January 1, 2008, the Company has adopted the provisions of SFAS 157.

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

DGSE COMPANIES, Inc. and Subsidiaries

Results of Operations

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Sales decreased by $6,275,000 or 19.5%, during the three months ended March 31, 2009 as compared to 2008.  This decrease was primarily the result of a $3,164,000, or 43.3%, decrease in rare coin sales, a $2,740,000, or 16.7%, decrease in the sale of precious metal products, and $405,000, or 29.8%, decrease in our wholesale jewelry sales during the first quarter of 2009 as compared to 2008.  The decreases in precious metals, rare coin and jewelry sales were due to a less volatile market and lower gold prices. The decrease in wholesale jewelry sales was due to the sluggish retail environment.  Consumer loan service fees increased $35,000, or 27.9%, in the first quarter of 2009 as compared to the first quarter of 2008.  This increase is primarily attributable to the second pawn location we opened in November 2007 as well as increased loan activity in our initial location.  Cost of goods as a percentage of sales decreased from 88.7% in 2008 to 87.3% in 2009.  This decrease was due to the decrease in rare coin and precious metals revenue as a percentage of total sales.

Selling, general and administrative expenses decreased by $101,000, or 3.8%, during the three months ended March 31, 2009 as compared to 2008. This decrease was primarily due to the discontinued auction operations of Superior Galleries that occurred during the fourth quarter of 2008.  Depreciation and amortization decreased by $36,682, or 38.2%, during the first quarter of 2009 due to certain assets reaching full depreciation during 2008. The decrease in interest expense was due to a lower prime rate.

Income taxes are provided at the rate of 34.00 % and 35.61% for 2009 and 2008, respectively.

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

Liquidity and Capital Resources

We expect capital expenditures to total approximately $200,000 during the next twelve months.  It is anticipated that these expenditures will be funded from working capital and our credit facility.  As of March 31, 2008 there were no commitments outstanding for capital expenditures.

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

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $4,300,000 and has a maturity date of June 22, 2009.  Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of March 31, 2009, approximately $4,300,000 was outstanding under the term loan and revolving credit facility.  If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

DGSE COMPANIES, Inc. and Subsidiaries

The covenants associated with our credit facility with Texas Capital Bank, N.A. exclude Superior Galleries  are as follows:

As of March 31, 2009	Requirement	Actual calculation

Minimum tangible net worth	6,500,000	12,052,694

Maximum total liabilities to tangible net worth	Not to exceed 1.50	.62

Minimum debt service coverage	Must be greater than 1.35	2.30

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

Loan proceeds can only be used for customer loans inventory purchases and receivables consistent with specified loan policies and procedures and for permitted inter-company transactions. Permitted inter-company transactions are loans or dividends paid to us or our other subsidiaries. We guaranteed the repayment of these permitted inter-company transactions pursuant to a secured subordinated guaranty in favor of Stanford.  In connection with the secured guarantee, Stanford and Texas Capital Bank, N.A., our primary lender, entered into an intercreditor agreement with us, and we entered into a subordination agreement with Superior, both of which subordinate Stanford's security interests and repayment rights to those of Texas Capital Bank.  As of March 31, 2009, approximately $9.2 million was outstanding under this credit facility and there were no intercompany transactions outstanding.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

			Payments due by period
Contractual Cash Obligations	Total	2009	2010 - 2011	2012 – 2013	Thereafter

Notes payable	$57,471	$57,471	$—	$—	$—
Long-term debt and capital leases	15,791,139	3,994,992	9,403,271	469,381	1,923,495
Operating Leases	2,492,978	498,736	1,237,026	757,216	—
Total	$18,341,588	$4,551,199	$10,640,297	$1,226,597	$1,923,495

In addition, we estimate that we will pay approximately $950,000 in interest during the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and gold values. We are also exposed to regulatory risk in relation to its pawn loans.  We do not use derivative financial instruments.

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

Changes in internal controls.  For the quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

DGSE COMPANIES, Inc. and Subsidiaries

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

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: May 14, 2009
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: May 14, 2009
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

By:	/s/ W. H. Oyster	Dated: May 14, 2009
W. H. Oyster
Director, President and
Chief Operating Officer

By:	/s/ John Benson	Dated: May 14, 2009
John Benson
Chief Financial Officer
(Principal Accounting Officer)