Form 10-Q
period 2009-06-30
DGSE COMPANIES INC
filed 2009-08-14
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2009:

Class	Outstanding
Common stock, $.01 par value per share	9,833,635

i

DGSE Companies, Inc. and Subsidiaries

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$1,244,871	$244,429
Trade receivables	1,459,641	2,326,337
Inventories	15,773,614	16,052,833
Prepaid expenses	675,888	533,318
Prepaid federal income tax	536,599	639,372
Current assets of discontinued operations	--0--	900,306
Total current assets	19,690,613	20,696,595

Property and equipment, net	4,797,727	4,868,306
Deferred income taxes	1,857,901	1,908,032
Goodwill	837,117	837,117
Intangible assets	2,464,006	2,492,673
Other assets	282,401	235,917
Non-current assets of discontinued operations	305,275	305,275
	$30,235,040	$31,343,915

LIABILITIES
Current Liabilities:
Notes payable	$44,971	$191,078
Current maturities of long-term debt	340,357	599,972
Line of credit	3,195,000	3,595,000
Accounts payable – trade	320,525	734,906
Accrued expenses	108,461	647,536
Customer deposits	982,748	1,230,991
Current liabilities of discontinued operations	--0---	33,144
Total current liabilities	4,992,062	7,032,627

Long-term debt, less current maturities	11,723,285	11,715,765
	16,715,347	18,748,392

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,833,635 and 9,833,635 shares issued and outstanding at the end of each period in 2009 and 2008, respectively	98,337	98,337
Additional paid-in capital	18,546,812	18,541,662
Retained deficit	(5,125,456)	(6,044,476)
	13,519,693	12,595,523

	$30,235,040	$31,343,915

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2009	2008
	Unaudited
Revenue
Sales	$46,973,641	$56,757,456
	46,973,641	56,757,456

Costs and expenses
Cost of goods sold	40,391,750	50,043,731
Selling, general and administrative expenses	4,585,826	4,977,240
Depreciation and amortization	117,682	131,633
	45,095,528	55,152,604

Operating income	1,878,383	1,640,852

Other expense (income)
Other income	---	(11,635)
Interest expense	384,556	345,636

Earnings before income taxes	1,493,827	1,270,851

Income tax expense	233,183	343,980

Net earnings from continuing operations	1,260,644	926,871

Discontinued operations:
Gain (Loss) from discontinued operations (less applicable income tax of $(63,143) and $10,459, respectively)	(341,624)	40,308

Net earnings	$919,020	$967,179

Earnings per common share – basic and diluted

From continuing operations	$0.13	$0.10
From discontinued operations	$(0.04)	$(0.01)
Net earnings per common share	$0.09	$0.09

Weighted average number of common shares
Basic	9,833,635	9,498,729
Diluted	9,833,635	10,344,363

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2009	2008
	Unaudited
Revenue
Sales	$21,633,859	$25,145,908
Consumer loan service charges	-0-	-0-
	21,633,859	25,145,908

Costs and expenses
Cost of goods sold	18,206,607	21,927,979
Selling, general and administrative expenses	2,283,504	2,611,337
Depreciation and amortization	67,231	58,651
	20,557,342	24,597,967

Operating income	1,076,517	547,941

Other expense (income)
Other income	---	(11,633)
Interest expense	237,472	175,197

Earnings before income taxes	839,045	384,377

Income tax expense	179,137	17,360

Net earnings from continuing operations	659,908	367,017

Discontinued operations:
Income from discontinued operations (less applicable income tax benefit of $8,034 and $5,805, respectively)	29,596	122,907

Net earnings	$689,504	$489,924

Earnings per common share – basic and diluted

From continuing operations	$0.07	$0.05
From discontinued operations	$0.00	$(.01)
Net earnings per common share	$0.07	$0.04

Weighted average number of common shares
Basic	9,833,635	9,498,729
Diluted	9,833,635	10,344,363

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2009	2008
Cash flows from operating activities	Unaudited

Net earnings	$919,020	$967,179
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	117,682	131,633
Deferred income taxes	50,131	88,074
Loss on marketable securities	--	41,237
Gain on disposal of discontinued operations	(380,895)	--
(Increase) decrease in operating assets and liabilities
Trade receivables	875,159	(1,526,674)
Inventories	279,219	(2,008,782)
Prepaid expenses and other current assets	(142,570)	(254,250)
Accounts payable and accrued expenses	(1,098,890)	2,028,613
Customer deposits	(248,243)	876,197
Federal income taxes payable	102,773	254,810
Other assets	(46,484)	81,589
Net cash provided by operating activities	426,902	679,626
Cash flows from investing activities
Pawn loans made	(635,020)	(617,382)
Pawn loans repaid	328,074	291,528
Recovery of pawn loan principal through sale of forfeited collateral	298,483	315,363
Proceeds from sale of discontinued operations	1,324,450	--
Merger costs paid	--	(61,699)
Purchase of property and equipment	(90,352)	(644,825)
Net cash provided by (used in) investing activities	1,225,635	(717,015)
Cash flows from financing activities
Proceeds from line of credit	--	1,250,000
Payments of capital lease	--	(3,972)
Repayments of notes payable	(652,095)	(811,136)
Net cash provided by (used in) financing activities	(652,095)	434,892

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,000,442	397,503
Cash and cash equivalents at beginning of period	244,429	536,548
Cash and cash equivalents at end of period	$1,244,871	$934,051

Supplemental disclosures:

Interest paid for the six months ended June 30, 2009 and 2008 was $237,472 and $175,941, respectively.
Income taxes paid for the three months ended June 30, 2009 and 2008 was $0 and $0, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements of DGSE Companies, Inc. and Subsidiaries include the financial statements of DGSE Companies, Inc. and its wholly-owned subsidiaries, DGSE Corporation, National Jewelry Exchange, Inc., Charleston Gold and Diamond Exchange, Inc., Superior Galleries, Inc. Superior Precious Metals, Inc., American Gold and Diamond Exchange, Inc, and Superior Estate Buyers, Inc. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

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

In June 2009, the Company sold the assets of National Jewelry Exchange, Inc. (our two pawnshops) to an unrelated third party for cash in the amount of $ 1,324.450. The proceeds were used to retire $400,000 of our bank debt and the balance was used for working capital. As a result, operating results from National Jewelry Exchange have been reclassified to discontinued operations for all periods presented.

(2)   Inventory.

A summary of inventories is as follows:

	June 30, 2009	December 31, 2008
Jewelry	$9,939,555	$10,925,247
Rare coins	2,495,797	1,827,294
Bullion	2,875,684	1,931,925
Scrap gold	462,578	636,843
Other	--	731,524
Total	$15,773,614	$16,052,833

(3)  Goodwill.

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

(5)  Earnings per share.

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the periods ended June 30, 2009 and 2008 is as follows:

	2009			2008
	Three months ended June 30,			Three months ended June 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share
Basic earnings per common share	$689,504	9,833,635	$0.07	$489,924	9,498,729	$0.05
Effect of dilutive stock options	--	--	--	--	845,634	(.01)

Diluted earnings per common share	$689,504	9,833,635	$0.07	$489,924	10,344,363	$0.04

Earnings per common share from continuing operations:	2009			2008
	Six months ended June 30,			Six months ended June 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share
Basic earnings per common share	$919,020	9,833,635	$0.09	$967,159	9,498,729	$0.10
Effect of dilutive stock options	--	--	--	--	845,634	(.01)

Diluted earnings per common share	$919,020	9,833,635	$0.09	$967,159	10,344,363	$0. 09

DGSE COMPANIES, Inc. and Subsidiaries

(6)   Business segment information.

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations.  Our operations by segment for the three months ended June 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2009	$5,597	$848	$10,329	$4,860	$--	$--	$21,634
2008	7,758	1,139	11,993	4,256	--	--	25,146

Net earnings (loss)
2009	348	(30)	95	342	29	(94)	690
2008	397	15	35	12	123	(92)	490

Identifiable assets
2009	21,121	1,793	1,958	3,006	305	2,052	30,235
2008	20,478	2,177	1,180	3,790	3,131	10,606	41,362

Goodwill
2009	--	837	--	--	--	--	837
2008	--	837	--	--	--	8,115	8,952

Capital Expenditures
2009	(15)	--	--	--	--	--	(15)
2008	248	--	--	--	111	--	359

Depreciation and amortization
2009	67	--	--	--	--	--	67
2008	32	--	14	13	--	--	59

DGSE COMPANIES, Inc. and Subsidiaries

 Our operations by segment for the Six months ended June 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other		Consolidated
Revenues
2009	$12,146	$1,800	$24,024	$9,003	$--	$	---	$46,973
2008	14,271	2,497	28,856	11,133	--		--	56,757

Net earnings (loss)
2009	508	(81)	435	510	(342)		(111)	919
2008	606	47	371	24	29		(110)	967

Identifiable assets
2009	21,121	1,793	1,958	3,006	305		2,052	30,235
2008	20,478	2,177	1,180	3,790	31317		10,606	41,362

Goodwill
2009	--	837	--	--	--		--	837
2008	--	837	--	--	--		8,115	8,952

Capital Expenditures
2009	105	--	--	--	--		--	105
2008	520	--	--	--	125		--	645

Depreciation and amortization
2009	118	--	--	--	--		--	118
2008	76	--	28	27	62		--	193

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

Stock-based compensation expense under SFAS No. 123(R) for the months ended June 30, 2009 and 2008, respectively, was $0 and $15,200, relating to employee and director stock options and our employee stock purchase plan.

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

DGSE COMPANIES, Inc. and Subsidiaries

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).  As of June 30, 2009, we have not recorded the tax effects of employee stock-based compensation and have made no adjustments to the APIC pool.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, we have not reported these excess tax benefits as of June 30, 2009.

(8)   Discontinued Operations.

In November 2008 we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for both 2008 and 2009.  During the first six months of 2009 and 2008 the auction segment incurred pretax losses of $512,136 and $86,625, respectively.

The following summarizes the carrying amount of assets and liabilities of the auction segment as of June 30, 2009:

Assets
Accounts receivable	$0
Current assets	$0
Long-term receivable	$305,275
Total assets	$305,275
Liabilities
Auctions payable	$0

As a result, operating results from the auction segment have been reclassified to discontinued operations for all periods presented.  As of June30, 2009, there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.

In June 2009 the Company sold the assets of National Jewelry Exchange, Inc.(the Company’s two pawn shops) to an unrelated third party for cash in the amount of $ 1,324,450. The proceeds were used to retire $400,000 of our bank debt and the balance was used for working capital. As a result, operating results from National Jewelry Exchange have been reclassified to discontinued operations for all periods presented.

DGSE COMPANIES, Inc. and Subsidiaries

(9)  New Accounting Pronouncements.

In June 2009, the Financial Accounting Standards Board (“FASB:”) issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  The codification will become the source of GAAP recognized by the FASB.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is not intended to change existing GAAP and as such, it will not have a significant impact on our consolidated financial statements.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”) which establishes accounting and disclosure requirements for subsequent events.  SFAS 165 sets forth the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in our financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events or transactions.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and as such, we adopted SFAS 165 prospectively beginning in our quarterly period ended June 30, 2009.  We have evaluated subsequent events through August 14, 2009, the filing date of this report.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires entities to proved enhanced disclosures about (a) how and why an entity uses derivative instruments and that the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, including a tabular format disclosure of the fair values of derivative instruments and their gains and losses and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We adopted SFAS 161 on January 1, 2009 and it did not have an impact on our consolidated financial statements.

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

DGSE COMPANIES, Inc. and Subsidiaries

We adopted FIN 48, “Accounting for Uncertainty in Incomes Taxes – An Interpretation of FASB Statement No. 109” (“FIN48”) on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  We had no unrecognized tax benefits and no accrued interest or penalties recognized as of the date of our adoption of FIN 48.  During the three and six months ended June 30, 2009, there were no changes in our unrecognized tax benefits, and we had no accrued interest or penalties as of June 30, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Effective January 1, 2008, we adopted the provisions of SFAS 159 except as it applies to those nonfinancial assets and nonfinancial liabilities.  Due to the fact that management has not elected to use the fair value option for eligible items, the adoption has not resulted in any financial impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  We adopted the provisions of SFAS 157 partially on January 1, 2008 and on January 1, 2009 relating to nonfinancial assets and nonfinancial liabilities and it did not have a significant impact on our results of operations or financial position.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

DGSE COMPANIES, Inc. and Subsidiaries

Results of Operations

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Sales decreased by $3,512,000 or 14.0%, during the three months ended June 30, 2009 as compared to 2008.  This decrease was primarily the result of a $2,160,000, or 27.8%, decrease in retail jewelry sales, a 1,664,000, or 13.9%, decrease in the sale of precious metal products, and $291,000, or 25.5% decrease in our wholesale jewelry sales during the second quarter of 2009 as compared to 2008.  The decreases in precious metals sales were due to a less volatile gold market. The decrease in  jewelry sales was due to the sluggish retail environment.   Cost of goods as a percentage of sales decreased from 87.2% in 2008 to 84.2% in 2009.  This decrease was due to the decrease in precious metals revenue as a percentage of total sales.

Selling, general and administrative expenses decreased by $327,833, or 12.8%, during the three months ended June 30, 2009 as compared to 2008. This decrease was primarily due to an overhead cost saving program that we began in the first quarter of 2009.
The increase in interest expense is due to renewal charges on our line of credit.

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

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Sales decreased by $9,783,815 or 17.2%, during the six months ended June 30, 2009 as compared to 2008.  This decrease was primarily the result of a $2,125,000, or 14.9%, decrease in retail jewelry sales, a 4,832,000, or 16.7%, decrease in the sale of precious metal products, a $2,130,000 or 19.1% decrease in rare coin sales and a $697,000, or 27.9% decrease in our wholesale jewelry sales during the first half of 2009 as compared to 2008.  The decreases in precious metals and rare coin sales were due to a less volatile gold market. The decrease in jewelry sales was due to the sluggish retail environment.   Cost of goods as a percentage of sales decreased from 88.1% in 2008 to 86.0% in 2009.  This decrease was due to the decrease in precious metals revenue as a percentage of total sales.

Selling, general and administrative expenses decreased by $391,417, or 8.0%, during the six months ended June 30, 2009 as compared to 2008. This decrease was primarily due to an overhead cost saving program that we began in the first quarter of 2009.
The increase in interest expense is due to renewal charges on our line of credit.

Income taxes are provided at the rate of 34.00 % and 35.61% for 2009 and 2008, respectively.

Liquidity and Capital Resources

We expect capital expenditures to total approximately $100,000 during the next twelve months.  It is anticipated that these expenditures will be funded from working capital and our credit facility.  As of June 30, 2009 there were no commitments outstanding for capital expenditures.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $3,500,000 and has a maturity date of June 22, 2010.  Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of June 30, 2009, approximately $3,500,000 was outstanding under the term loan and revolving credit facility.  If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

The covenants associated with our credit facility with Texas Capital Bank, N.A. exclude Superior Galleries  are as follows:

As of June 30, 2009	Requirement	Actual calculation
Minimum tangible net worth	10,500,000	12,838,477
Maximum total liabilities to tangible net worth	Not to exceed 1.00	.53
Minimum debt service coverage	Must be greater than 1.40	2.06

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

Loan proceeds can only be used for customer loans inventory purchases and receivables consistent with specified loan policies and procedures and for permitted inter-company transactions. Permitted inter-company transactions are loans or dividends paid to us or our other subsidiaries. We guaranteed the repayment of these permitted inter-company transactions pursuant to a secured subordinated guaranty in favor of Stanford.  In connection with the secured guarantee, Stanford and Texas Capital Bank, N.A., our primary lender, entered into an intercreditor agreement with us, and we entered into a subordination agreement with Superior, both of which subordinate Stanford's security interests and repayment rights to those of Texas Capital Bank.  As of June 30, 2009, approximately $9.2 million was outstanding under this credit facility and there were no intercompany transactions outstanding.

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

	Payments due by period
Contractual Cash Obligations	Total	2009	2010 - 2011	2012 – 2013	Thereafter
Notes payable	$3,239,971	$44,971	$3,195,000	$--	$--
Long-term debt and capital leases	12,063,642	340,357	9,403,271	469,381	1,850,633
Operating Leases	2,326,732	332,490	1,237,026	757,216	--
Total	$17,630,345	$717,818	$13,835,297	$1,226,597	$1,850,633

In addition, we estimate that we will pay approximately $600,000 in interest during the next twelve months.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

Changes in internal controls.  For the quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DGSE Companies, Inc.

Dated: August 14, 2009	By:	/s/ L. S. Smith
L. S. Smith
Chairman of the Board,
Chief Executive Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: August 14, 2009
L. S. Smith
Chairman of the Board, Chief Executive Officer and Secretary

By:	/s/ W. H. Oyster	Dated: August 14, 2009
W. H. Oyster
Director, President and Chief Operating Officer

By:	/s/ John Benson	Dated: August 14, 2009
John Benson
Chief Financial Officer (Principal Accounting Officer)