Form 10-Q
period 2009-09-30
DGSE COMPANIES INC
filed 2009-11-16
CIK 701719

v
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2009:

Class	Outstanding
Common stock, $.01 par value per share	9,833,635

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.	1

	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	1

	Consolidated Statements of Operations for the nine months ended	2
	September, 30, 2009 and 2008
	Consolidate Statements of Operations for the three months ended
	September 30, 2009 and 2008	3

	Consolidated Statements of Cash Flows for the nine months ended	4
	September 30, 2009 and 2008

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition	11
	and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II.	OTHER INFORMATION

Item 3.	Legal Proceedings.	19

Item 5.	Other Information.	19

Item 6.	Exhibits.	19

SIGNATURES

i

DGSE Companies, Inc. and Subsidiaries

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September	December 31,
	2009	2008
	Unaudited

ASSETS
Current Assets:
Cash and cash equivalents	$1,186,204	$244,429
Trade receivables	1,409,770	2,326,337
Inventories	15,603,916	16,052,833
Prepaid expenses	561,838	533,318
Prepaid federal income tax	544,769	639,372
Current assets of discontinued operations	—0—	900,306
Total current assets	19,306,497	20,696,595

Property and equipment, net	4,920,153	4,868,306
Deferred income taxes	1,887,994	1,908,032
Goodwill	837,117	837,117
Intangible assets	2,464,006	2,492,673
Other assets	285,093	235,917
Non-current assets of discontinued operations	305,275	305,275
	$30,006,135	$31,343,915

LIABILITIES
Current Liabilities:
Notes payable	$44,971	$191,078
Current maturities of long-term debt	328,162	599,972
Line of credit	3,195,000	3,595,000
Accounts payable – trade	252,879	734,906
Accrued expenses	239,846	647,536
Customer deposits	461,456	1,230,991
Current liabilities of discontinued operations	—0—	33,144
Total current liabilities	4,522,314	7,032,627

Long-term debt, less current maturities	11,651,387	11,715,765
	16,173,701	18,748,392

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,833,635 and 9,833,635 shares issued and outstanding at the end of each period in 2009 and 2008, respectively	98,337	98,337
Additional paid-in capital	18,589,812	18,541,662
Retained deficit	(4,855,715)	(6,044,476)
	13,832,434	12,595,523

	$30,006,135	$31,343,915

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
	Nine months ended September 30,
	2009	2008
	Unaudited
Revenue
Sales	$63,254,038	$80,249,402

Costs and expenses
Cost of goods sold	53,677,847	70,461,581
Selling, general and administrative expenses	6,770,875	7,509,506
Depreciation and amortization	196,145	197,445
	60,644,867	78,168,532

Operating income	2,609,171	2,080,870

Other expense (income)
Other income	—	(11,635)
Interest expense	608,241	511,127

Earnings before income taxes	2,000,930	1,581,378

Income tax expense	430,385	444,346

Net earnings from continuing operations	1,570,545	1,137,032

Discontinued operations:
Loss from discontinued operations (less applicable income tax (benefit) of ($201,241) and ($2,095)	(381,784)	(4,067)

Net earnings	$1,188,761	1,132,965

Earnings per common share – basic

From continuing operations	$0.16	$0.12
From discontinued operations	$(0.04)	$(0.00)
Net earnings per common share	$0.12	$0.12
Earnings per common share – diluted

From continuing operations	$0.16	$0.11
From discontinued operations	$(0.04)	$(0.00)
Net earnings per common share	$0.12	$0.11

Weighted average number of common shares
Basic	9,833,635	9,498,729
Diluted	9,833,635	10,344,363

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September
	2009	2008
	Unaudited
Revenue
Sales	16,280,397	23,491,946
	16,280,397	23,491,946

Costs and expenses
Cost of goods sold	13,286,097	20,417,850
Selling, general and administrative expenses	2,185,049	2,530,171
Depreciation and amortization	78,463	65,812
	15,549,609	23,013,833

Operating income	730,788	478,113

Other expense (income)
Other income	—	—
Interest expense	223,685	165,491

Earnings before income taxes	507,103	312,622

Income tax expense	197,202	111,229

Net earnings from continuing operations	309,901	201,393

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of ($13,647) and ($36,930), respectively)	(40,160)	(35,607)

Net earnings	$269,741	$165,786

Earnings per common share – basic and diluted

From continuing operations	$0.03	$0.02
From discontinued operations	$0.00	$0.02
Net earnings per common share	$0.03	$0.02

Weighted average number of common shares
Basic	9,833,635	9,498,729
Diluted	9,833,635	10,344,363

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September
	2009	2008
	Unaudited
Cash flows from operating activities

Net earnings	$1,188,761	$1,132,965
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	196,145	281,654
Deferred income taxes	20,038	88,074
Gain on marketable securities	—	41,237
Loss on discontinued operations	(381,784)	—
(Increase) decrease in operating assets and liabilities
Trade receivables	916,567	253,500
Inventories	448,917	(2,123,751)
Prepaid expenses and other current assets	(28,520)	(263,925)
Accounts payable and accrued expenses	(992,151)	799,884
Customer deposits	(769,535)	552,151
Federal income taxes payable	94,603	258,895
Other assets	(49,176)	116,133
Net cash provided by operating activities	643,865	1,136,814
Cash flows from investing activities
Pawn loans made	—	(954,746)
Pawn loans repaid	—	463,188
Recovery of pawn loan principal through sale of forfeited collateral	—	471,701
Proceeds from sale of discontinued operations	1,324,450	—
Purchase of property and equipment	(290,352)	(901,871)
Merger cost paid		(61,699)
Net cash provided by (used in) investing activities	1,034,098	(983,497)
Cash flows from financing activities
Proceeds from line of credit	—	2,150,000
Repayments of notes payable	(736,188)	(905,352)
Net cash provided by (used in) financing activities	(736,188)	1,244,648

NET INCREASE IN CASH AND CASH EQUIVALENTS	941,775	1,397,965
Cash and cash equivalents at beginning of period	244,429	536,548
Cash and cash equivalents at end of period	$1,186,204	$1,943,513

Supplemental disclosures:

Interest paid for the nine months ended September 30, 2009 and 2008 was $608,241 and $511,127, respectively.
Income taxes paid for the nine months ended September 30, 2009 and 2008 was $0 and $0, respectively.

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

In November 2008, we decided to discontinue the live auction segment of our business activities.  This decision was based on the substantial losses being incurred by this operating segment during 2008.  As a result, certain sections of the Consolidated Financial Statements and related notes have been reclassified to present the results of the auction segment activities as discontinued operations.

(2)	Goodwill.

During the fourth quarter of 2008, we reflected $8,185,443 of goodwill relating to the acquisition of Superior Galleries. Inc. in May 2007. Under SFAS No. 142 (ASC 350), we are required to undertake an annual impairment test at our year end or when there is a triggering event. In addition to the annual impairment review, there were a number of triggering events in the fourth quarter due to the significant operating losses of Superior and the impact of the economic downturn on Superior’s operations and the decline in the Company’s share price resulting in a substantial discount of the market capitalization to tangible net asset value. An evaluation of the recorded goodwill was undertaken, which considered two methodologies to determine the fair-value of the entity:

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

(3)	Earnings per share.

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the periods ended September 30, 2009 and 2008 is as follows:

DGSE COMPANIES, Inc. and Subsidiaries

	2009			2008
	Three months ended September 30,			Three months ended September 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$269,741	9,833,635	$0.03	$165,786	9,498,729	$0.02
Effect of dilutive stock options	—	—	—	—	845,634	0.00

Diluted earnings per common share	$269,741	9,833,635	$0.3	$165,786	10,344,363	$0.02

Earnings per common share from continuing operations:	2009			2008
	Nine months ended September 30,			Nine months ended September 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$1,188,761	9,833,635	$0.12	$1,132,965	9,498,729	$0.12
Effect of dilutive stock options	—	—	—	—	845,634	—

Diluted earnings per common share	$1,188,761	9,833,635	$0.12	$1,132,965	10,344,363	$0.11

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated:

	September 30, 2009	September 30, 2008
Warrants issued in conjuction with acquisition	438,672	942,585
Common stock options	1,543,134	1,443,134

DGSE COMPANIES, Inc. and Subsidiaries

(4)	Business segment information.

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations.  Our operations by segment for the three months ended September 30 were as follows:

(In thousands)	Retail	Wholesale	Precious	Rare	Discontinued	Corporate
	Jewelry	Jewelry	Metals	Coins	Operations	and Other	Consolidated
Revenues
2009	$5,734	$872	$7,203	$2,471	$ -----	$ ---	$16,280
2008	6,035	1,148	11,399	4,909	--	---	23,491
Net earnings (loss)
2009	207	(22)	61	107	(40)	(43)	270
2008	67	(14)	38	59	(36)	52	166
Identifiable assets
2009	23,267	1,779	1,951	2,386	305	318	30,006
2008	19,315	1,073	1,289	2,801	2,973	13,337	40,788
Goodwill
2009	--	837	--	--	--	--	837
2008	--	837	--	7,267	848	--	8,952
Capital Expenditures
2009	200	--	--	--	--	--	200
2008	234	--	--	--	22	--	256
Depreciation and amortization
2009	78	--	--	--	--	-	78
2008	38	--	14	13	--	--	65
Income tax
2009	$169	(12)	(12)	77	(12)	(13)	197
2008	66	1	42	27	(3)	(22)	111
Interest expense
2009	66	26	66	66	--	--	224
2008	136	--	29	--	--	--	165
Significant non-cash items
Other than depreciation and Amortization
2009	--	--	--	--	--	--	--
2008	--	--	--	--	--	--	--

DGSE COMPANIES, Inc. and Subsidiaries

Our operations by segment for the Nine months ended September 30 were as follows:

(In thousands)	Retail	Wholesale	Precious	Rare	Discontinued	Corporate
	Jewelry	Jewelry	Metals	Coins	Operations	and Other	Consolidated
Revenues
2009	$17,881	$2,672	$31,227	$11,474	$--	$ ---	$63,254
2008	20,306	3,645	40,256	16,042	--	---	80,249
Net earnings (loss)
2009	689	(99)	481	600	(382)	(100)	1,189
2008	682	34	410	71	(6)	(58)	1,133
Identifiable assets
2009	23,267	1,779	1,951	2,386	305	318	30,006
2008	19,315	1,073	1,289	2,801	2,973	13,337	40,788
Goodwill
2009	--	837	--	7,267	848	--	837
2008	--	837	--	--	--	8,115	8,952
Capital Expenditures
2009	290	--	--	--	--	--	290
2008	754	--	--	--	--	148	902
Depreciation and
amortization
2009	196	--	--	--	--	-	196
2008	115	--	41	41	--	--	197
Income tax expense (benefit)
2009	421	(27)	132	164	(160)	(100)	430
2008	428	(4)	23	17	(3)	(17)	444
Interest expense
2009	175	83	175	175	---	--	608
2008	422	--	44	45			511
Significant non-cash items
Other than depreciation and
Amortization
2009	--	--	--	--	---	--	--
2008	--	--	--	--	---	--	--

(5)	Stock-based Compensation.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment , (SFAS No. 123(R)) (ASC 718) for all share-based payment awards to employees and directors including stock options related to our employee stock purchase plan. In addition, we applied the provisions of Staff Accounting Bulletin No. 107 (SAB No. 107), issued by the SEC, in our adoption of SFAS No. 123(R).
We adopted SFAS No. 123(R) )) (ASC 718) using the modified-prospective-transition method. Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R) )) (ASC 718).
Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with SFAS No. 123(R) )) (ASC 718), we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

DGSE COMPANIES, Inc. and Subsidiaries

Upon adoption of SFAS No. 123(R) )) (ASC 718), we elected to use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees subsequent to January 1, 2006 and elected to attribute the value of stock-based compensation to expense using the straight-line single option method.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R) )) (ASC 718). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R) )) (ASC 718). The tax effect of employee stock-based compensation has no APIC pool.

SFAS No. 123(R) )) (ASC 718) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There has been no excess tax benefit as of December 31, 2008, 2007 and 2006.

(6)   Discontinued Operations.

In November 2008 we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for both 2008 and 2009.  During the first nine months of 2009 and 2008 the auction segment incurred pretax losses of $572,985 and $19,760, respectively.

The following summarizes the carrying amount of assets and liabilities of the auction segment as of September 30,2009.

Assets
Accounts receivable	$0
Current assets	$0
Long-term receivable	$305,275
Total assets	$305,275
Liabilities
Auctions payable	$0

As a result, operating results from the auction segment have been reclassified to discontinued operations for all periods presented.  As of September 30, 2009, there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.

In June 2009 the Company sold the assets of National Jewelry Exchange, Inc.(the Company’s two pawn shops) to an unrelated third party for cash in the amount of $ 1,324,450. The proceeds were used to retire $400,000 of our bank debt and the balance was used for working capital. As a result, operating results from National Jewelry Exchange have been reclassified to discontinued operations for all periods presented. During the nine months ended September 30, 2009 the two pawn shops incurred a pre tax loss of $10,040. During the nine months ended September 30, 2008 the two pawn shops had pre tax income of $13,598.

DGSE COMPANIES, Inc. and Subsidiaries

(7)	New Accounting Pronouncements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (The Codification). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) (ASC850), which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective January 1, 2009, we adopted SFAS No. 141(R) ASC850).  No business combinations were completed in the first quarter of 2009. However, to the extent that future business combinations are material, our adoption of SFAS No. 141(R) ASC850)will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

SFAS No. 165, Subsequent Events issued by the FASB in May 2008 [ASC 855], establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS No. 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively. The requirements under this standard did not impact our financial condition or results of operations because they are consistent with our current practice.

(8)	Subsequent Events

We evaluated subsequent events through November 16, 2009, the dated the financial statements were issued.

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

Impairment of Long-Lived Assets.     Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated undiscounted future cash flows. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in our current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions, particularly store performance or market conditions, could result in an unanticipated impairment charge.  Any impairment would be recognized in operating results.

Goodwill.     In accordance with SFAS No. 142 (ASC350) and Other Intangible Assets," we test goodwill for impairment annually, at the time of a triggering event, or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. An impairment is deemed to exist if the estimated fair value is less than the net book value of a reporting unit.  During the 4th quarter of 2008, there were a number of triggering events due to the significant operating losses of Superior and the impact of the economic downturn of Superiors’ operations and the decline in the Company’s share price resulting in a substantial discount of the market capitalization to tangible net asset value.

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

Each of these methodologies the Company believes has merit, and resulted in the determination that goodwill was impaired. Accordingly, to reflect the impairment, the Company recorded a non-cash charge of $8,185,443, which eliminated the value of the goodwill related to Superior.

Revenue Recognition.     Revenue is generated from wholesale and retail sales of rare coins, precious metals, bullion and second-hand jewelry. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties. The Company recognizes sales on an F.O.B. shipping point basis.

DGSE COMPANIES, Inc. and Subsidiaries

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

In limited circumstances, the Company exchanges merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which the Company recognizes revenue in accordance with SFAS 153 (ASC845) Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29 .” When the Company exchanges merchandise for similar merchandise and there is no monetary component to the exchange, the Company does not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When the Company exchanges merchandise for similar merchandise and there is a monetary component to the exchange, the Company recognizes revenue to the extent of monetary assets received and determine the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

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

        Income Taxes.   Income taxes are estimated for each jurisdiction in which we operate. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded.

Taxes Collected From Customers
In June of 2006, the FASB issued Emerging Issues Task Force 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-03"). The consensus reached in EITF 06-03 allows companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or net basis (excluded from revenues). Taxes within the scope of EITF 06-03 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company has consistently recorded all taxes within the scope of EITF 06-03 on a net basis.

DGSE COMPANIES, Inc. and Subsidiaries

Fair Value Measures.  In September 2006, the FASB issued SFAS No. 157 (ASC820), “Fair Value Measures” (“SFAS No. 157”) (ASC820). SFAS No. 157(ASC820) defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 (ASC820) is effective for fiscal years beginning after  November 15, 2007.  Effective January 1, 2008, the Company has adopted the provisions of SFAS 157 (ASC820).

SFAS No. 157 (ASC820) emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 (ASC820) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Adoption of Accounting Standards Codification (“ASC”)
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (The Codification). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

DGSE COMPANIES, Inc. and Subsidiaries

Results of Operations

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Sales decreased by $7,211,000 or 31.0%, during the three months ended September 30, 2009 as compared to 2008.  This decrease was primarily the result of a $301,000, or 5.0%, decrease in retail jewelry sales, a 4,196,000, or 36.8%, decrease in the sale of precious metal products, a $2,438,000 or 49.7% decrease in the sale of rare coins and a $276,000, or 24.0%. The decreases in precious metals sales was due to a reduced availability of precious metal products and the reduction of activity at Superior as a result of the discontinuance of the auction business segment. The decrease in jewelry sales was due to the sluggish retail environment.   Cost of goods as a percentage of sales decreased from 87.0% in 2008 to 81.6% in 2009.  This decrease was due to the decrease in precious metals revenue as a percentage of total sales.

Selling, general and administrative expenses decreased by $345,122, or 13.6%, during the three months ended September 30, 2009 as compared to 2008. This decrease was primarily due to an overhead cost saving program that we began in the first quarter of 2009. The increase in interest expense is due to renewal charges on our line of credit.

Income taxes are provided at the rate of 38.9 % and 35.6% for 2009 and 2008, respectively. The increase was due to graduated rates in effect for each period.

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

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2008

Sales decreased by $16,995,364 or 21.2%, during the nine months ended September 30, 2009 as compared to 2008.  This decrease was primarily the result of a $2,425,000, or 11.9%, decrease in retail jewelry sales, a 9,029,000, or 22.4%, decrease in the sale of precious metal products, a $4,568,000 or 28.5% decrease in rare coin sales and a $973,000, or 26.7% decrease in our wholesale jewelry sales during the first nine months of 2009 as compared to 2008.  The decreases in precious metals and rare coin sales were due to a reduced availability of precious metal products and the reduction of activity at Superior as a result of the discontinuance of the auction business segment. The decrease in jewelry sales was due to the sluggish retail environment.   Cost of goods as a percentage of sales decreased from 87.8% in 2008 to 84.8% in 2009.  This decrease was due to the decrease in precious metals revenue as a percentage of total sales.

Selling, general and administrative expenses decreased by $736,536, or 9.8%, during the nine months ended September 30, 2009 as compared to 2008. This decrease was primarily due to an overhead cost saving program that we began in the first quarter of 2009. The increase in interest expense is due to renewal charges on our line of credit.

Income taxes are provided at the rate of 21.5 % and 28.0% for 2009 and 2008, respectively. The decrease was due to the impact of utilizing the NOL carryforward for each period.

Liquidity and Capital Resources

We expect capital expenditures to total approximately $100,000 during the next twelve months.  It is anticipated that these expenditures will be funded from working capital.  As of September 30, 2009 there were no commitments outstanding for capital expenditures.

In the event of significant growth in retail and or wholesale jewelry sales, the demand for additional working capital will expand due to a related need to stock additional jewelry inventory and increases in wholesale accounts receivable.  Historically, vendors have offered us extended payment terms to finance the need for jewelry inventory growth and our management believes that we will continue to do so in the future.  Any significant increase in wholesale accounts receivable will be financed from a new facility or from short-term loans from individuals.

DGSE COMPANIES, Inc. and Subsidiaries

Our ability to finance our operations and working capital needs are dependent upon management’s ability to negotiate extended terms or refinance its debt.  We have historically renewed, extended or replaced short-term debt as it matures and management believes that we will be able to continue to do so in the near future.

From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management is of the opinion that if additional working capital is required, additional loans can be obtained from individuals or from commercial banks.  If necessary, inventory levels may be adjusted  in order to meet unforeseen working capital requirements.

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

The covenants associated with our credit facility with Texas Capital Bank, N.A. exclude Superior Galleries are as follows:

As of September 30, 2009	Requirement	Actual calculation

Minimum tangible net worth	10,500,000	12,995,317

Maximum total liabilities to tangible net worth	Not to exceed 1.00	.52

Minimum debt service coverage	Must be greater than 1.40	2.31

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

	Payments due by period
Contractual Cash Obligations	Total	2009	2010 - 2011	2012 – 2013	Thereafter

Notes payable	$3,239,971	$44,971	$3,195,000	$—	$—
Long-term debt and capital leases	11,979,549	328,162	9,403,271	469,381	1,778,735
Operating Leases	2,326,732	332,490	1,237,026	757,216	—
Total	$17,546,252	$705,623	$13,835,297	$1,226,597	$1,778,735

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

Our earnings and financial position may be affected by changes in gold values and the resulting impact on  jewelry sales. The proceeds of scrap sales and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated.

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

Changes in internal controls.  For the quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: November 16, 2009
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: November 16, 2009
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

By:	/s/ W. H. Oyster	Dated: November 16, 2009
W. H. Oyster
Director, President and
Chief Operating Officer

By:	/s/ John Benson	Dated: November 16, 2009
John Benson
Chief Financial Officer
(Principal Accounting Officer)