Form 10-K/A
period 2008-12-31
DGSE COMPANIES INC
filed 2010-01-29
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
(Amendment number 1)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-11048

DGSE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0097334
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

PART I

ITEM 1.  BUSINESS.

Overview

Unless the context indicates otherwise, references to "we," "us", "our"and”DGSE” refers to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

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

Our primary presence on the internet is through our websites DGSE.com, CGDEinc.com, SGBH.com, Superiorpreciousmetals.com, Superiorestatebuyers.com, USBullionexchange.com, Americangoldandsilvereschange.com, and Fairchildwatches.com.  The DGSE.com web site serves as a corporate information site, a retail store where we sell our products and an auction site for jewelry and other products. The internet store functions as a CyberCashTm authorized site which allows customers to purchase products automatically and securely on line.  Auctions close at least five times per week. .

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

	Shares	Stock Price		Extended Price
Common stock	3,669,067	$2.55		$9,356,121
A warrants	845,634	1.27	(1)	1,073,955
B warrants	863,000	2.55		2,220,650
Exercise Price B warrants	863,000	$.001		(863)
Direct transaction costs				1,176,290
Total purchase price				$13,806,153
(1)	The $1.27 is the fair value of the warrants calculated under the Black Sholes method as of the acquisition date.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows:

Goodwill	$8,203,448
Intangible assets...	2,521,340
Deferred tax asset	1,860,475	(1)
Property and other assets	1,068,958
Inventory	3,260,766
Liabilities assumed	(3,108,834)
Total purchase price	$13,806,153

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

	Year Ended December 31,
(In thousands, except per share data)	2008	2007
	(Unaudited)
		Pro Forma
Total revenue	$105,219	$73,565
Net earnings (loss)	$(7,851)	$(2,920)
Net earnings per share — basic	$(.80)	$(.33)
Net earnings per share — diluted	$(.80)	$(.33)
Weighted average shares — basic	9,708	8,582
Weighted average shares — diluted	9,708	10,353

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

From time to time, we are involved in litigation, regulatory actions and labor and employment matters arising from our normal operations. There can be no assurance as to the ultimate outcome of any future actions and that they will not have a material adverse effect on our financial condition, results of operation or liquidity.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the NYSE Amex. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we’re required to include management’s report on internal controls as part of our annual report for the year ending December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act.  We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value and liquidity of our securities.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Note 1 of our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

 Inventories.    Jewelry and other inventories are valued at the lower of cost or market.  Bullion is valued at the lower-of-cost-or-market (average cost).  See also “Critical Accounting Estimates”.

Impairment of Long-Lived and Amortized Intangible Assets.  The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives, including the customer base acquired in the Superior acquisition, whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations.   Based on our evaluations no impairment was required as of December 31, 2008.

Impairment of Goodwill and Indefinite-Lived Intangible Assets.   Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired.  The Company performs its annual review at the beginning of the fourth quarter of each fiscal year.

The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates.  Estimated cash flows and related goodwill are grouped at the reporting unit level.  A reporting unit is an operating segment or, under certain circumstances, a component of an operating segment that constitutes a business.  When estimated future discounted cash flows are less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.  In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions.

The Company cannot predict the occurrence of certain events that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the economic environment, a material negative change in relationships with significant customers, or strategic decisions made in response to economic and competitive conditions.  See “Critical Accounting Estimates.”

 Revenue Recognition.     Revenue is generated from wholesale and retail sales of rare coins, precious metals, bullion and second-hand jewelry. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties. The Company recognizes sales on an F.O.B. shipping point basis.

The Company sells rare coins to other wholesalers/dealers within its industry on credit, generally for terms of 14 to 60 days, but in no event greater than one year.  The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer.  The Company maintains reserves for potential credit losses based on an evaluation of specific receivables and its historical experience related to credit losses.   See “Critical Accounting Estimates”.

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

In limited circumstances, the Company exchanges merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which the Company recognizes revenue in accordance with SFAS 153, “ Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” When the Company exchanges merchandise for similar merchandise and there is no monetary component to the exchange, the Company does not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When the Company exchanges merchandise for similar merchandise and there is a monetary component to the exchange, the Company recognizes revenue to the extent of monetary assets received and determine the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

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

 Income Taxes.   Income taxes are estimated for each jurisdiction in which we operate. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and financial statement accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded.  See “Critical Accounting Estimates”.

Inventories.  The Company acquires a majority of its retail jewelry inventory from individuals that is pre-owned.  The Company acquires the jewelry based on its own internal estimate of the fair market value of the items offered for sale considering factors such as the current spot market prices of precious metals and current demand for the items offered for sale.  Because the overall market value for precious metals fluctuates, these fluctuations could have either a positive or negative impact to the profitability of the Company.  The Company monitors these fluctuations to evaluate any impairment to its retail jewelry inventory.

Allowance for Doubtful Accounts. The allowance for doubtful accounts requires management to estimate a customer’s ability to satisfy its obligations.  The estimate of the allowance for doubtful accounts is particularly critical in the Company’s wholesale coin segment where a significant amount of the Company’s trade receivables are recorded.  The Company evaluates the collectability of receivables based on a combination of factors.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected.  Additional reserves are established based upon the Company’s perception of the quality of the current receivables, including the length of time the receivables are past due, past experience of collectability and underlying economic conditions.  If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional reserves would be required.

Impairment of Goodwill and Indefinite-Lived Intangible Assets.  In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units.  The estimate of fair value of intangible assets is generally determined on the basis of discounted future cash flows.  The estimate of fair value of the reporting units is generally determined on the basis of discounted future cash flows supplemented by the market approach.  In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors.  The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.  It is possible that assumptions underlying the impairment analysis will change in such a manner to cause further impairment of goodwill, which could have a material impact on the Company’s results of operations.

During the 4th quarter of 2008, given the sustained decline in the price of the Company’s Common Stock during 2008 when its share price approximated book value, continued operating losses within the auction segment, as well as further deterioration in credit markets and the macro-economic environment, the Company determined that the appropriate triggers had been reached to perform additional impairment testing on goodwill and its indefinite-lived intangible assets.

To derive the fair value of its reporting units, the Company performed extensive valuation analyses, utilizing both income and market approaches.  Under the income approach, the Company determined fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.  Estimated future cash flows were based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management.  For the impairment analysis, the Company used a weighted-average cost of capital of 20% and a terminal growth rate of 3%.  Under the market approach, the Company evaluated the fair value of its reporting units based on the overall actual market capitalization trend of the Company as compared to the net book value of the Company.  Changes in estimates or the application of alternative assumptions could produce significantly different results.

As a result of this analysis, $8,185,443 of goodwill was written off during the 4th quarter of fiscal 2008 relating to the goodwill resulting from the Superior Galleries acquisition.  The evaluation of other long-lived intangible assets relating to the Superior Galleries acquisition, including tradenames, were not written off due to new business generated from the Superior Galleries, Inc.’s acquired tradenames through the establishment of two new entities, Superior Estate Buyers and Superior Precious Metals, which attracted approximately $9.8 million and $1.8 million, respectively, in revenues in their first full year of operations in 2008.  These charges were driven by current projections and valuation assumptions that reflected the Company’s belief that the Superior Galleries, Inc. wholesale auction and coin segments would not sustain adequate growth and profitability to generate cash flow, especially in the current downtown in the economy.

The analysis of the wholesale watch sales division resulting from the acquisition of Fairchild with a carrying value of goodwill of $837,117 resulted in no impairment as its estimated future discounted cash flows significantly exceeded the net assets and related goodwill.

Income Taxes. The Company records deferred income tax assets and liabilities for differences between the book basis and tax basis of the related net assets. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount management expects to realize. Management considers, as applicable, the amount of taxable income available in carryback years, future taxable income and potential tax planning strategies in assessing the need for a valuation allowance. The Company has recorded the net present value of the future expected benefits of the net operating loss (NOL) carryforward related to its subsidiary Superior Galleries, Inc. due to IRS loss limitation rules.  The Company will require future taxable income to fully realize the net deferred tax asset resulting from the NOL.

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). The adoption did not have a material impact on the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended December 31, 2008 and 2007, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

Results of Operations

Comparison of the Years ended December 31, 2008 and 2007

Revenues increased by $43,749,984 or 71.2%, in 2008.  This increase was primarily the result of a $24,296,000 or 114.9% increase in the sale of precious metals products, a $17,254,000, or 89.2% increase in retail jewelry sales and a $1,992,000, or 14.3% increase in rare coin sales. The increases in precious metals, rare coin and jewelry sales were due to a price increase in gold products ($13,435,000),  the acquisition of Superior Galleries ($14,500,000) and Euless Gold and Silver ($8,600,000). Consumer loan service fees increased by $242,440 in 2008 due to increased loans outstanding during the year.  Cost of goods as a percentage of sales increased to 86.7% in 2008 from 84.1% in 2007 and gross margins decreased to 12.8% in 2008 from 15.9% in 2007.  This decrease was due to the significant increase in precious metal sales which have a much lower margin than jewelry and rare coins revenues.

Selling, general and administrative expenses increased $1,520,262 or 18.3% during the year. This increase was due to the start up of Superior Precious metals ($692,000), Superior Estate Buyers ($396,000), American Gold and Silver Exchange ($160,000) and the opening of our second pawn shop during 2007 ($440,000).  Depreciation and amortization increased by $236,975, or 95.6%, during 2008 due to additional assets being purchased through our recent acquisitions and depreciation on our new facility in Dallas, Texas. The increase in interest expense was due to the additional debt related to the Superior acquisition. The loss from discontinued operations was the result of the discontinuing the operations of our live auction segment and closing of our pay day loan stores.

At December 31, 2008, management believed the equity shares owned in three publicly traded stocks had declined on an other than temporary basis as these stocks are thinly traded and have market values of less than $ .01 per share. As a result, these investments were written-off in the amount of $115,992. this charge is included in other expense during 2008 net of interest earned during the year. Other income during 2007 was the result of the gain on the sale of the land and building at which our Dallas retail store and corporate headquarters were previously located.

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

In November 2008 we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for both 2008 and 2007. During 2008 the auction segment incurred a pretax loss of $3,227,151which includes $848,000 related to the impairment of goodwill associated with the Superior acquisition in May 2007..

As a result, operating results from this business segment has been reclassified to discontinued operations for all periods presented

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences related to the goodwill impairment.  The Company’s effective tax rate was 11.4% and 23% for the year ended December 31, 2008 and 2007, respectively.  The provisions for deferred taxes increased due to the impairment of goodwill in 2008

Comparison of the Years ended December 31, 2007 and 2006

Revenues increased by $17,612,328, or 40.1%, in 2007.  This increase was primarily the result of a $4,901,000, or 30.1% increase in the sale of precious metals products, a $2,819,000, or 17.1% increase in retail jewelry sales, and a $9,224,000, or 196.4% increase in rare coin sales. The increases in precious metals, rare coin and jewelry sales were due to a 31.0% price increase in gold products ($1,145,000) and the acquisition of Superior Galleries ($9,765,000) and Euless Gold and Silver ($4,034,000). Consumer loan service fees increased by $118,641 in 2007 due to increased loans outstanding during the year. Management fees in the amount of $250,000 were derived from a management agreement between the Company and Superior Galleries prior to the acquisition. Cost of goods as a percentage of sales increased to 84.9% in 2007 from 84.3% in 2006 and gross margins decreased to 15.1% in 2007 from 15.7% in 2006.  This decrease was due to the significant increase in precious metal sales which have a much lower margin than jewelry and rare coins revenues. Selling, general and administrative expenses increased by $2,814,975, or 50.9%. This increase was primarily due to the acquisition of Superior Galleries and Euless Gold and Silver. These acquisitions accounted for $1,807,000 of the increase. In addition, administrative cost related to the start up of Superior Precious metals, Superior Estate Buyers, American Gold and Silver Exchange and the opening of our second pawn shop totaled $408,000. Depreciation and amortization increased by $110,543, or 99.4%, during 2007 due to additional assets being purchased through our recent acquisitions. The increase in interest expense was due to the additional debt related to the Superior acquisition. The loss from discontinued operations was the result of the closing of our pay day loan stores.

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

Other income during 2007 and  2006 were the result of interest earned during the years,.

In November 2008 we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008 and 2007. As a result, the operating results of the auction segment have been reclassified to discontinued operations for both 2008 and 2007. During 2008 and the auction segment incurred a pretax loss of $3,227,151 which includes $848,000 related to the impairment of goodwill associated with the Superior acquisition in May 2007. During 2007 the auction segment incurred a pretax profit of $54,952.

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

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences related to the goodwill impairment.  The Company’s effective tax rate was 23% and 34% for the year ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

During the three years ended December 31, 2008 cash flows from operating activities totaled ($989,143), ($4,342,516), and 247,793, respectively. Cash used in operating activities during 2008 was primarily the result of an increase in inventory ($3,077,051), a decrease in accounts payable and accrued expenses ($668,000), and a decrease in federal income taxes payable ($580,031). These uses of cash were partially offset by a decrease in trade receivables ($1,473,133) and an increase in customer deposits. The increase in inventory and customer deposits was primarily the result of a 31% price increase in gold products and a significant increase in the demand for precious metal products. Cash used in operating activities during 2007 was primarily the result of an increase in inventory ($928,838) and trade receivables ($3,345,559). These increases were primarily the re the result of the acquisition of Superior Galleries, Inc. in May of 2007.

During the three years ended December 31, 2008 cash flows from investing activities totaled ($1,222,178), ($3,921,535) and ($658,790). These uses of cash were primarily the result of building improvements ($1,130,602) during 2008, the purchase of a new facility ($3,780,554) during 2007 and cost related to the acquisition of Superior Galleries, Inc.($569,782)during 2007.During 2007 the Company sold it’s former corporate offices and store for cash in the amount of $924,742.

During the three years ended December 31, 2008 cash flows from financing activities totaled $1,919,205, $7,590,314 and $578,445, respectively. These sources of cash were the result of borrowings against the Stanford International Bank line of credit ($2,500,000) during 2008, and ($6,991,578) during 2007 and a mortgage loan on our new corporate office and store($2,441,992). During the three years ended December 31, 2008 the Company paid off debt in the amount of $580,795, 1,982, and 668,908, respectively.

We expect capital expenditures to total approximately $250,000 during the next twelve months.  It is anticipated that these expenditures will be funded from working capital. As of December 31, 2008 there were no commitments outstanding for capital expenditures.

In the event of significant growth in retail and or wholesale jewelry sales, the demand for additional working capital will expand due to a related need to stock additional jewelry inventory and increases in wholesale accounts receivable.  Historically, vendors have offered us extended payment terms to finance the need for jewelry inventory growth and our management believes that we will continue to do so in the future.  Any significant increase in wholesale accounts receivable will be financed under a new bank credit facility or from short-term loans from individuals.

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

	Payments due by period
Contractual Cash Obligations	Total	2009	2010 - 2011	2012 – 2013	Thereafter

Notes payable	$191,078	$191,078	$—	$—	$—
Long-term debt and capital leases	15,910,737	4,195,025	9,403,271	469,381	1,843,060
Operating Leases	2,643,812	658,822	1,237,026	747,964	—
Total	$18,745,627	$5,044,925	$10,640,297	$1,217,345	$1,843,060

In addition, we estimate that we will pay approximately $950,000 in interest during the next twelve months.

Off-Balance Sheet Arrangements.

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

ITEM 8. FINANCIAL STATEMENTS.

(a)	Financial Statements (see pages 46 - 72 of this report).

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

No changes in internal controls over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

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

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2008, we made a number of changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These changes were made in response to our assessment of internal control over financial reporting for the year ended December 31, 2007.  At that time and in conjunction with our auditors, management identified five material weaknesses in our internal control over financial reporting.

We identified two material weaknesses in our internal controls over cash. The Controller performed the bank reconciliation. There was no review of the bank reconciliation to ensure that cash per the bank statement agreed to the general ledger and that there were no long-term outstanding reconciling items.  The CFO now reviews and approves the bank statements and reconciliations to remediate the control weakness. The second material weakness in the cash area related to internal controls around wire transfers. The CFO initiated and released most wire transfers without prior written or documented approval.  The CEO, CFO, President or a Vice-President is now required to approve all wire transfers.
We also identified a material weakness in accounts payable. The quarterly accrual was not reviewed for accuracy nor was there a documented approval of the accounts payable accrual.  There was a risk that liabilities may have been understated for the period reported. Management has taken corrective action to include a review of accrued liabilities by someone other than the person performing the accrual.

We also identified a material weakness in the approval process around changes made to the general ledger structure.  During the reporting period there had been incomplete and undocumented supervisory review of changes and additions made to the general ledger accounts. Additionally, a material weakness was detected in the closing process. The review and approval of the major balance sheet account reconciliations were undocumented during the closing process. Management has taken corrective action to improve review procedures for changes made to the general ledger account structure, reconciliations and closing procedures. Management has also documented supervisory review and approval of these general ledger account changes, account reconciliations and closing procedures.

During the last fiscal quarter of 2008, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our directors and certain information about them are set forth below:

Name	Age	Position and Offices	Year First Elected Director or Appointed Officer of Company
Dr. L.S. Smith, Ph.D.	62	Chairman of the board of directors, chief executive officer, secretary and director	1980
William H. Oyster	56	Director, president, and chief operating officer	1990
Dr. William P. Cordeiro, Ph.D.	65	Director	1999
Craig Alan-Lee	52	Director	2004
David Rector	62	Director	2007

Dr. L.S. Smith has served as chairman of our board of directors, and as our chief executive officer and secretary, since 1980.  Dr. Smith obtained a B.A. in political science from UCLA in 1967, an M.P.A. in public administration from UCLA in 1969, and an M.A., E.M.B.A. and Ph.D. in management form the Peter Drucker School of Management in 1981, 1984 and 1991, respectively.

Mr. William H. Oyster has served as a director, and as our president and chief operating officer, since January 1990.  Mr. Oyster obtained an A.A.S. in nursing from Grayson County College in 1976.

Dr. William P. Cordeiro, Ph.D. has served as a director and an independent member and financial expert of our audit committee since June 1999.  He has served as the director of the Smith School of Business and Economics, California State University – Channel Islands since June 1990.  He has also been a partner of Bartik, Cordeiro & Associates, Inc., a management consulting firm, since January 1990.  Dr. Cordeiro obtained a B.S. in biology from the University of San Francisco in 1966, an M.B.A. in finance from University of Southern California in 1969, an M.A. in management from Claremont Graduate School in 1982 and a Ph.D. in executive management from Claremont Graduate School in 1986.

Mr. Craig Alan-Lee has served as a director and independent member of our audit committee since December 2004.  He has served as a senior loan consultant with Castle Funding, Inc., a mortgage loan company, since November 1994.

Mr. David Rector has served as a principal of David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries, since 1985.  Prior to that, he served as president, chief executive officer and chief operating officer of Nanoscience Technologies, Inc., a development stage company engaged in the development and commercialization of DNA nanotechnology, from June 2004 to December 2006. He has also served as a director of Senesco Technologies, Inc., a research and development company focused on genetic technologies to improve commercial agriculture and to treat major medical conditions in humans, since 2002, and as a director of Superior Galleries, Inc. from May 2003 until May 2007.  Mr. Rector obtained a B.S. in business from Murray State University in 1969.

There are no family relationships among any of our executive officers and directors.

BOARD AND COMMITTEE MATTERS AND CORPORATE GOVERNANCE MATTERS

Corporate Governance

We maintain a corporate governance page on our website which includes our Code of Business Conduct and Ethics, which includes a whistleblower protection policy and the charter for our audit committee of our board of directors.  The corporate governance page can be found at www.DGSE.com by clicking on "About Us" and then on the "DGSE Code of Business Conduct & Ethics" link.

Our policies and practices reflect corporate governance initiatives that are designed to be compliant with the listing requirements of NYSE Amex (formerly known as the American Stock Exchange) and the corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:

•	a majority of our board members are independent of our company and our management;

•	all members of our audit committee are independent (within the meaning of the NYSE Amex listing standards);

•	the independent members of our board meet regularly without the presence of management;

•	we have a clear code of business conduct and ethics that applies to our principal executive officers, our directors and all of our employees, and is monitored by our audit committee;

•	the charter of our audit committee clearly establishes its roles and responsibilities;

•	we have a specific telephone number available to all employees; and

•	our audit committee has procedures in place for the anonymous submission of employee complaints on accounting, internal accounting controls, or auditing matters.

Board of Directors

Our board of directors currently consists of five directors including Dr.  L.S.  Smith (chairman), William H. Oyster, Dr. William P. Cordeiro, Craig Alan-Lee and David Rector.  Two directors who were elected at our 2008 annual meeting, Richard M. Gozia and Mitchell T. Stoltz, resigned on March 28,2009y.  Our board of directors did not appoint replacements for Mrs. Gozia and Stoltz.  During 2008, our board of directors met four times and acted by unanimous written consent once.  All members of our board were present at each meeting.

Independence of the Board of Directors

Our company is a "controlled company" within the meaning of the NYSE Amex listing standards because our two largest stockholders, Dr. Smith and Stanford International Bank, who have entered into a corporate governance agreement with our company and have filed Schedule 13Ds with the SEC as a group, collectively hold approximately 64% of the voting power of our company.  Accordingly, we are not obligated to comply with the independent director requirements of the NYSE Amex listing standards.

Pursuant to the corporate governance agreement, four of the directors which Stanford International Bank and Dr. Smith have the right to nominate must be "independent" as defined by the corporate governance agreement.  The agreement defines as independent a nominee or director who, amongst other things, is an individual our board has determined, in the case of a director standing for re-election, or our board is reasonably likely to determine, in the case of a new director nominee, to be independent within the meaning of the applicable listing rules of our principal trading market (currently NYSE Amex) and the applicable rules under the Exchange Act.

After review of all relevant transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, our board of directors has affirmatively determined that three of our five directors — Dr. Cordeiro and Messrs. Alan-Lee and Rector — are "independent" within the meaning of the applicable NYSE Amex listing standards and our corporate governance agreement.

Executive Sessions

As required under the NYSE Amex listing standards, during the calendar year ended December 31, 2008, our independent directors met at least once in a regularly scheduled executive session at which only independent directors were present.

Stockholder Communications with the Board of Directors

We have adopted a formal process by which stockholders may communicate with our board of directors.  Our board recommends that stockholders initiate any communications with the board in writing and send them in care of the investor relations department by mail to our principal offices at 11311 Reeder Road, Dallas, Texas 75229.  This centralized process will assist the board in reviewing and responding to stockholder communications in an appropriate manner.  The name of any specific intended board recipient should be noted in the communication.  The board has instructed the investor relations department to forward such correspondence only to the intended recipients; however, the board has also instructed the investor relations department, prior to forwarding any correspondence, to review such correspondence and, in its discretion, not to forward certain items if they are deemed of a personal, illegal, commercial, offensive or frivolous nature or otherwise inappropriate for the board’s consideration.  In such cases, that correspondence will be forwarded to our corporate secretary for review and possible response.  This information is also contained on our website at www.DGSE.com.

Information Regarding the Board of Directors Committees

During 2008, the only standing committee of our board of directors was the audit committee.  Because our company is a "controlled company" under the NYSE Amex listing standards, our board is not obligated by those listing standards to have, and our board does not have, a nominating committee or a compensation committee, or any committees performing similar functions.  The audit committee was established in accordance with Section 3(a)(58) of the Exchange Act.  The charter has been adopted, and in some cases amended and restated to, among other things, reflect changes to the NYSE Amex listing standards and SEC rules adopted to implement provisions of the Sarbanes-Oxley Act of 2002.  The charter can be found on our website at www.DGSE.com.  The audit committee oversees our corporate accounting and financial reporting processes. Among other functions, the audit committee:

•	oversees our financial reporting process on behalf of the board and reports the results of their activities to the board;

•	sets the overall corporate "tone" for quality financial reporting, sound business risk practices, and ethical behavior;

•	together with the board, evaluates and, where appropriate, replaces our independent registered public accounting firm;

•
discusses with our independent registered public accounting firm their independence from management and our company and the matters included in the written disclosures required by the Independence Standards Board;

•	annually reviews and recommends to the board the selection of our independent registered public accounting firm;

•
reviews the interim financial statements with management prior to the filing of our quarterly reports on Form 10-Q and discusses the results of the quarterly review and any other matters required to be communicated to the audit committee by the independent registered public accounting firm under generally accepted auditing standards; and

•
reviews with management and the independent registered public accounting firm the financial statements to be included in our annual report on Form 10-K (or the annual reports to our stockholders if distributed prior to the filing of a Form 10-K), including their judgment about the quality, not just acceptability, of accounting principles, the reasonableness of significant judgments, and the clarity of the disclosures in the financial statements, and discusses the results of the annual audit and any other matters required to be communicated to the audit committee by the independent registered public accounting firm under generally accepted auditing standards.

The audit committee has the authority to retain special legal, accounting or other advisors or consultants as it deems necessary or appropriate to carry out its duties.  The audit committee is currently composed of Dr. William P. Cordeiro, Ph.D. (chairman), David Rector and Craig Alan-Lee.  The audit committee met four times during 2008.

Our board of directors annually reviews the NYSE Amex listing standards definition of independence for audit committee members and has determined that all members of our audit committee are independent (as independence is currently defined in Rule 4350(d)(2)(A) of the NYSE Amex listing standards).  Our board of directors has determined that each member of the audit committee is able to read and understand fundamental financial statements, including our company’s balance sheet, income statement and cash flow statement.  Our board has also determined that Dr. Cordeiro and Mr. Rector each qualifies as an "audit committee financial expert," as defined in applicable SEC rules.  In making such determinations, the board made a qualitative assessment of Dr. Cordeiro’s and Mr. Rector’s level of knowledge and experience based on a number of factors, including each individual’s formal education and experience.  See "Report of the Audit Committee."

The audit committee has discussed with Cornwell Jackson, our independent registered public accounting firm, the matters required to be discussed by the Statement on Auditing Standards No. 61 (Communication with Audit Committees).  The audit committee has also received the written disclosures and the letter from Cornwell Jackson required by Independent Standards Board Standard No. 1 (Independence Discussion with Audit Committees) and the audit committee has discussed with Cornwell Jackson the independence of Cornwell Jackson as auditors of the Company.  Based on the foregoing, the audit committee recommended to the board that our audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2008 for filing with the SEC.

Consideration of Director Nominees

Because our company is a "controlled company" for purposes of the NYSE Amex listing standards, our board is not required by those listing standards either to have a nominating committee or to have director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  Our board has not established a standing nominating committee or a charter with respect to the nominating process.  Instead, our entire board is involved in the director nomination process.

Our board is of the view that such a committee is unnecessary given that almost all directors are nominated pursuant to the corporate governance agreement and the fact that all directors are considered by and recommended to our stockholders by the full board, which is comprised of a majority of independent directors.  If our board established such a committee, its membership would consist of the independent directors or a subset of them.  To date, all director nominees recommended to the stockholders have been identified by stockholders, current directors or management, and we have never engaged a third party to identify director candidates.

Director Qualifications

Our board believes that new candidates for director should have certain minimum qualifications, including having the knowledge, capabilities, experience and contacts that complement those currently existing within our company; having the ability to meet contemporary public company board standards with respect to general governance; stewardship, depth of review, independence, financial certification, personal integrity and responsibility to stockholders; a genuine desire and availability to participate actively in the development of our future; and an orientation toward maximizing stockholder value in realistic time frames.  The board also considers such factors as ability to contribute strategically through relevant industry background and experience; independence from our company and current board members; and a recognizable name that would add credibility and value to our company and its stockholders.  The board may modify these qualifications from time to time.

Evaluating Nominees for Director

Most of our nominees for election as directors are nominated pursuant to the corporate governance agreement.  With respect to these nominees, our board reviews candidates to ensure they are "independent", as defined in the corporate governance agreement.  Under that agreement, a nominee is "independent" if he or she (i) is not and has never been an officer or employee of DGSE or Stanford International Bank or their respective affiliates or associates, or of any entity that derived 5% or more of its revenues or earnings in any of its three most recent fiscal years from transactions involving DGSE or Stanford International Bank or any affiliate or associate of any of them, (ii) has no affiliation, compensation, consulting or contracting arrangement with DGSE or Stanford International Bank or their respective affiliates or associates or any other entity such that a reasonable person would regard such individual as likely to be unduly influenced by management of DGSE or Stanford International Bank, respectively, or their respective affiliates or associates, and (iii) is a director our board has determined, or a nominee our board is reasonably likely to determine, to be "independent" within the meaning of the applicable listing rules of our principal trading market (currently the NYSE Amex market) and Section 10A(m)(3) of the Exchange Act and Rule 10A-3(b)(1) promulgated there-under.

With respect to nominees not nominated pursuant to the corporate governance agreement, our board reviews candidates for director nominees in the context of the current composition of our board, our operating requirements and the long-term interests of our stockholders.  In conducting this assessment, our board currently considers, among other factors, diversity, age, skills, and such other factors as it deems appropriate given the current needs of our board and our company, to maintain a balance of knowledge, experience and capability.  In the case of incumbent directors whose terms of office are set to expire, our board reviews the directors’ overall service to our company during his or her term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair the director’s independence.  In the case of new director candidates, our board also determines whether the nominee must be independent, which determination is based upon applicable NYSE Amex listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary.  Our board then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm.  Our board conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of our board.  Our board meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to our stockholders by majority vote.

To date, our board has not paid a fee to any third party to assist in the process of identifying or evaluating director candidates.  To date, our board has not rejected a timely director nominee from a stockholder or group of stockholders that beneficially owned, in the aggregate, more than 5% of our voting stock.

Stockholder Nominations

The board applies the same guidelines (described above) to stockholder nominees as applied to nominees from other sources.  Any stockholder who wishes to recommend a prospective director nominee for the board’s consideration may do so by giving the candidate’s name and qualifications in writing to our chairman of the board at our principal executive offices at 11311 Reeder Road, Dallas, Texas 75229.  The proposing stockholder should also include his or her contact information and a statement of his or her share ownership, as well as any other information required by our bylaws.

Code Of Business Conduct And Ethics

We have adopted a "Code of Business Conduct and Ethics" that applies to all employees, including our executive officers.  A copy of our Code of Business Conduct and Ethics is posted on our internet site at www.DGSE.com. In the event we make any amendments to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on a Form 8-K or on our next periodic report.

EXECUTIVE OFFICERS

Set forth below is information regarding our executive officers.  All executive officers serve at the pleasure of our board of directors.

Name	Age	Position
Dr. L.S. Smith*	62	Chairman of the board, chief executive officer and president
William H. Oyster*	56	President and chief operating officer
John Benson	63	Chief financial officer
S. Scott Williamson	51	Executive vice president – consumer finance
* Biographical information about Dr. Smith and Mr. Oyster is set forth in the director information above.

John Benson joined our company in December 1992 as chief financial officer. Between January and May 2007, Mr. Benson served on the board of directors of Superior Galleries, Inc. Mr. Benson obtained his BBA from Texas A&M University in 1968 and is a certified public accountant in the State of Texas.

S. Scott Williamson joined our company as executive vice president – consumer finance and became president of our subsidiary, American Pay Day Centers, Inc. in May 2004. Between 2002 and 2004, Mr. Williamson served as president of Texas State Credit Co., a finance company with 63 locations. From 2001 to 2002, Mr. Williamson served as chief financial officer for Westgate Fabrics, LLC, a distributor of decorative fabrics. Before that, Mr. Williamson served as an executive vice president of operations for First Cash Financial Services, Inc., a national markets finance company.  Mr. Williamson has also served on the board of directors of Superior Galleries, Inc. from January 2007 to May 2007.  Mr. Williamson obtained his B.B.A. in accounting from the University of Oklahoma in 1980.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

The following information is furnished with respect to each of our most highly compensated executive officers whose cash compensation from us and our subsidiaries during our last fiscal year exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Dr. L.S. Smith	2008	425,000	191,500	30,000	(1)	646,500
Chief executive officer	2007	331,277	312,500	30,000	(1)	673,777
John Benson	2008	175,000	–	–		175,000
Chief financial officer	2007	150,898		–		150,898
William H. Oyster	2008	250,000	62,500	–		312,500
President	2007	214,596	112,500	–		327,096

(1)	In fiscal year 2007 and 2008, Dr. Smith was provided a monthly automobile allowance and a $2,000 per month home office allowance.

Grants of Plan-Based Awards

We did not grant any awards under any plan in fiscal year 2008 and 50,000 shares were granted to our non-employee directors under our 2006 plan during the fiscal year 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes unexercised options to purchase shares of our common stock and equity plan awards outstanding at December 31, 2008 for each executive officer identified in the Summary Compensation Table above.  All options were fully vested and exercisable at the time of grant and expire 180 days after termination of service:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)
Dr. L.S. Smith	577,777	2.25
Chief executive officer	267,857	1.12
John Benson	50,000	1.625
Chief financial officer	25,000	2.25
	25,000	2.125
	50,000	2.25
William H. Oyster	100,000	2.25
President	50,000	2.125
	100,000	2.25

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above exercised an option in fiscal year 2008, and no shares of stock vested with respect to any of those executive officers.

Pension Benefits

We do not have any plan which provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

We do not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements

Smith Employment Agreement.  The employment agreement for Dr. Smith sets forth the terms of his employment with us as chairman and chief executive officer. The agreement has an initial 3-year term, and will be automatically renewed thereafter for successive one-year terms unless either party provides at least 120 days notice not to renew. It provides for a base annual salary of at least $425,000. In addition, it provides for an annual bonus in an amount not less than one-half of his annual salary, payable on each January 31 in respect of the prior calendar year, with half of the payment being contingent upon our stock price having increased at least 10% during that calendar year. For purposes of the 2007 calendar year, the first day was be deemed to be May 30, 2007, the date of the closing of the acquisition of Superior, and the 10% increase requirement will be prorated accordingly. In addition, Dr. Smith will be entitled to life insurance of $2,000,000, disability insurance equal to half of his base salary, medical insurance and other benefits.

Oyster Employment Agreement.  The new employment agreement for Mr. Oyster sets forth the terms of his employment with us as president and chief operating officer. The agreement has an initial 5-year term, and will be automatically renewed thereafter for successive one-year terms unless either party provides at least 120 days notice not to renew. It provides for a base annual salary of at least $250,000.  In addition, it provides for an annual bonus in an amount not less than one-half of his annual salary, payable on each April 30 in respect of the prior calendar year, with half of the payment being contingent upon our EBIT (earnings before interest and taxes) having increased at least 6% during that calendar year. In addition, Mr. Oyster will be entitled to life insurance of $1,000,000, disability insurance equal to half of his base salary, medical insurance and other benefits.

Benson Employment Agreement.  The new employment agreement for Mr. Benson sets forth the terms of his employment with us as chief financial officer. The agreement has an initial 2-year term. It provides for a base annual salary of $175,000 and an annual bonus to be determined by our board of directors. Upon the termination of his employment, Mr. Benson will be entitled to, among other things, (1) in case of termination by DGSE during the initial term other than for cause, base salary for the remainder of the initial term plus six months; and (2) in case of termination by DGSE after the initial term other than for cause, three months of annual base salary.

Potential Payments Upon Termination Or Change-In-Control

Under the employment agreements of Dr. Smith and Mr. Oyster, if the executive were to be terminated due to an illness, injury or other incapacity which prevents him from carrying out or performing fully the essential functions of his duties for a period of 180 consecutive days, or due to his death, the executive (or his legal representative) would be entitled to receive his salary for a period of one year following the date of termination and the pro rata portion of this bonus for the prior calendar year. If Dr. Smith would have been terminated for either reason on January 1, 2008 and his new employment agreement had then been in effect, we would have been obligated to pay him $425,000 in 26 bi-weekly installments of $16,346 each. If Mr. Oyster would have been terminated for either reason on January 1, 2008 and his new employment agreement had then been in effect, we would have been obligated to pay him $250,000 in 26 bi-weekly installments of $9,615 each.

In the event either executive were to be terminated for “cause”, he would be entitled to the pro rata share of the bonus paid to him for the calendar year immediately preceding his termination. If either executive would have been terminated for “cause” on January 1, 2008 and his new employment agreement had then been in effect, we would not have been obligated to pay him any additional severance pay.

In the event either executive were to be terminated other than for “cause”, or if either executive resigns for “good reason”, he would be entitled to receive a lump sum payment of (i) his base salary for the remainder of the current year, plus (ii) the maximum bonus he would have been entitled to receive for the current year, plus (iii) three years salary based on the salary then in effect. If Dr. Smith would have been terminated other than for “cause” or resigned for “good reason” on January 1, 2008 and his new employment agreement had then been in effect, we would have been obligated to pay him a lump sum payment of $1.91 million. If Mr. Oyster would have been terminated other than for “cause” or resigned for “good reason” on January 1, 2008 and his new employment agreement had then been in effect, we would have been obligated to pay him a lump sum payment of $1.13 million.

In the event either executive were to resign other than for “good reason”, he would be entitled to receive a lump sum payment of (i) his base salary for the remainder of the current year, plus (ii) a pro rata share of the maximum bonus he would have been entitled to receive for the current year, plus (iii) one year salary based on the salary then in effect. If Dr. Smith would have resigned other than for “good reason” on January 1, 2008 and his new employment agreement had then been in effect, we would have been obligated to pay him a lump sum payment of $850,000. If Mr. Oyster would have resigned other than for “good reason” on January 1, 2008 and his new employment agreement had then been in effect, we would have been obligated to pay him a lump sum payment of $500,000.

In addition, in the event of the termination of Dr. Smith’s employment, DGSE would be required to maintain medical health benefits for Dr. Smith and his wife until both are covered by a comparable health insurance plan provided by a subsequent employer or their earlier death. This obligation has an estimated present cost to us of $32,100 (assuming payment for a 36-month period). In the event of the termination of Mr. Oyster’s employment, we would be required to maintain medical health benefits for Mr. Oyster and his wife for a period of 18 months or, if earlier, until both are covered by a comparable health insurance plan provided by a subsequent employer. This obligation has an estimated cost to us of $17,200.

In the event of the termination of either executive’s employment, other than for termination by the executive for “good reason”, the executive may not for a period of two years compete with us in the state in which we conduct business during the employment term.

For purposes of the two executives’ new employment agreements:

•
“cause” is defined as (i) conviction of the executive for a felony involving dishonest acts during the term of the agreement, (ii) any “willful” and material misapplication by the executive of company funds, or any other material act of dishonesty committed by him, or (iii) the executive’s “willful” and material breach of the agreement or “willful” and material failure to substantially perform his duties thereunder (other than a failure resulting from mental or physical illness) after written demand for substantial performance is delivered by the our board of directors which specifically identifies the manner in which the board believes the executive has not substantially performed his duties and the executive fails to cure his nonperformance. We are obligated to provide the executive 30 days written notice setting forth the specific reasons for its intention to terminate the executive for cause and an opportunity for the executive to be heard before our board of directors, and to deliver to the executive a notice of termination from the board of directors stating that a majority of the board found, in good faith, that the executive had engaged in the “willful” and material conduct referred to in the notice;

•	an act or failure to act is “willful” if done, or omitted to be done, by the executive in bad faith and without reasonable belief that his action or omission was in our best interest;

•
“good reason” is defined as (i) a change in the executive’s status or positions with us that, in his reasonable judgment, represents a demotion, (ii) the assignment to the executive of any duties or responsibilities that, in the executive’s reasonable judgment, are inconsistent with his existing status or position, (iii) layoff or involuntary termination of the executive’s employment, except in connection with the termination of the executive’s employment for “cause” or as a result of his retirement, disability or death, (iv) a reduction by us in the executive’s base salary, (v) any “change in control” occurring more than one year after the effective date of the agreement, (vi) the failure by us to continue in effect any employee benefit plan in which the executive is participating at the effective date of the agreement, other than as a result of the normal expiration of the plan in accordance with its terms, except to the extent that we provide the executive without substantially equivalent benefits, (vii) the imposition of any requirement that the executive be based outside the Dallas-Fort Worth metropolitan area, (viii) our failure to obtain the express assumption of the agreement by any successor, or (ix) any violation by us of any agreement (including the new employment agreement) between us and the executive; and

•
“change in control” is defined as (A) any person or group becomes the beneficial owner of shares representing 20% or more of the combined outstanding voting power of our company, (B) in any 12-month period, our directors at the beginning of that period cease to constitute a majority of our board of directors and a majority of the initial directors still in office neither elected all of the new directors nor nominated them all for election by our stockholders, or (C) a person or group acquires in any 12-month period gross assets of our company constituting at least 50% of the fair market value of all our gross assets.

Under the new employment agreement of Mr. Benson, if DGSE were to terminate Mr. Benson’s employment during the initial 2-year term, he would be entitled to receive a lump sum payment of (i) his base salary for the remainder of the initial term, plus (ii) six months salary based on the salary then in effect. If Mr. Benson would have been terminated by us on January 1, 2008 and his new employment agreement had then been in effect, we would have been obligated to pay him a lump sum payment of $437,500. If we were to terminate Mr. Benson’s employment after the initial 2-year term, he would be entitled to receive a lump sum payment of three months salary based on his salary then in effect.

In the event Mr. Benson were to resign upon not less than 30 days notice to us, and we were immediately to relieve Mr. Benson of his duties, he would be entitled to receive a lump sum payment of his salary until the date his resignation were to be effective. If Mr. Benson would have delivered a resignation notice to us on January 1, 2008 indicating his decision to resign on March 1, 2008, his new employment agreement had then been in effect and we would have immediately relieved him of his duties and terminated the employment agreement, we would have been obligated to pay him a lump sum payment of $29,000.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors during our 2008 fiscal year, except for directors who are also named executive officers and whose compensation is reflected in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash	Option Awards		Total
Dr. William P. Cordeiro, Ph.D.	$8,167	10,000	(1)	$8,167
Craig Alan-Lee	$7,667	10,000	(2)	$7,667
David Rector	$6,167	10,000	(3)	$6,167

(1)	Dr. Cordeiro has been granted options to purchase 32,500 shares of DGSE’s common stock at an exercise price equal to the then fair market value of DGSE’s common stock.

(2)	Mr. Alan-Lee has been granted an option to purchase 15,000 shares of DGSE’s common stock at an exercise price equal to the then fair market value of DGSE’s common stock.

(2)	Mr. Rector has been granted an option to purchase 10,000 shares of DGSE’s common stock at an exercise price equal to the then fair market value of DGSE’s common stock.

Directors who are also employees of DGSE do not receive any compensation for serving as a director or as a member of a committee of the board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the ownership of our common stock as of June 26, 2009 by: (i) each director; (ii) each of the named executive officers reflected in the Summary Compensation Table; (iii) all our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
Dr. L. S. Smith, Ph.D. Director, chairman and chief executive officer 519 Interstate 30, #243 Rockwall, Texas 75087	6,616,438	(2), (8)	67.3%
William H. Oyster Director, president and chief operating officer(3)	290,115	(4)	3.0%
John Benson Chief financial officer(3)	161,500	(5)	1.6%
S. Scott Williamson Executive vice president(3)	20,000	(6)	*
Dr. William P. Cordeiro, Ph.D. Director P.O. Box 6010 Malibu, California 90264	27,500	(7)	*
Craig Alan-Lee Director 11230 Dilling Street North Hollywood, California 91602	325,000	(8), (9)	3.3%
David Rector Director(3)	5,462	(10)	*
Stanford International Bank Ltd. No. 11 Pavilion Drive St. John’s, Antigua, West Indies	6,616,438	(11)	67.3%
All directors and officers as a group (8 individuals)	7,446,015	(12)	75.7%

(1)
Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 9,833,635 shares of common stock outstanding as of June 30, 2009.  We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as otherwise stated in the footnotes below.  For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of July 3, 2009, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  A “*” indicates less than one percent.

(2)
Includes 577,777 and 267,857 shares currently exercisable under stock options with exercise prices of $2.25 and $1.12 per share, respectively; 493,282 shares subject to proxies pursuant to which Dr. L.S. Smith holds sole voting power; and 3,390,727 shares subject to a corporate governance agreement with Stanford International Bank Ltd., which we refer to as Stanford, and us.  The corporate governance agreement entitles Stanford and Dr. Smith to each nominate two independent directors to our board of directors and entitles Dr. Smith and Mr. Oyster to be nominated to our board for so long as he remains an executive officer of our company.  Pursuant to this agreement, Dr. Smith has shared voting power with respect to the 3,390,727 shares beneficially owned by Stanford.  Dr. Smith disclaims beneficial ownership of the 3,884,009 shares subject to the proxies or the corporate governance agreement.

(3)	The address for Messrs. Oyster, Benson, Williamson and Rector is 11311 Reeder Road, Dallas, Texas 75229.

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

(7)
Includes 22,500 shares currently exercisable under stock options with an exercise price of $2.47 per share and 5,000 shares owned by Bartik, Cordeiro & Associates, as to which Dr. Cordeiro has shared voting and investment powers.

(8)	Craig Alan-Lee has granted Dr. L.S. Smith a proxy to vote his 320,000 shares currently outstanding.

(9)	Includes 5,000 shares currently exercisable under a stock option with an exercise price of $2.82 per share.

(10)	Includes 2,731 and 2,731 shares currently exercisable under stock options with an exercise price of $7.32 and $10.07, respectively, per share.

(11)
Includes 422,817 shares currently issuable upon the exercise of stock purchase warrants with an exercise price of $1.89 per share and 3,164,665 shares beneficially owned by Dr. Smith subject to the corporate governance agreement. James M. Davis is the chief financial officer of Stanford.  R. Allen Stanford is a director and, indirectly, the principal shareholder of Stanford. Both Messrs. Stanford and Davis share voting and dispositive power with respect to shares held by Stanford.  Pursuant to the corporate governance agreement, Stanford has shared voting power with respect to the 3,164,665 shares beneficially owned by Dr. Smith.  Stanford disclaims beneficial ownership of the 3,164,665 shares subject to the corporate governance agreement.

(12)
Includes 577,777, 267,857, 250,000, 150,000, 45,000, 10,000 and 20,000 shares currently exercisable under stock options with an exercise price or average price, as the case may be, of $2.25, $1.12, $2.23, $2.02, $2.47, $2.82 and $2.43, respectively, per share, and 493,282 shares subject to proxies granting Dr. L.S. Smith sole voting powers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Our company has not entered into any transaction since the beginning of our 2008 fiscal year required to be disclosed in this report, other than transactions described elsewhere herein.

Review, Approval or Ratification of Transactions with Related Persons

We have adopted a written policy regarding the review, approval or ratification of transactions with designated related persons, which is available from our website, www.DGSE.com.  In accordance with the policy, our audit committee or the chairperson of our audit committee reviews transactions in which the amount involved exceeds $120,000 and in which any related person had, has, or will have a direct or indirect material interest.  In general, the policy applies to the following categories of related persons:  directors, nominees, executive officers, and stockholders owning five percent or more of our outstanding stock, and their respective immediate family members.  The committee or chairperson approve or ratify only those transactions which are in, or not inconsistent with, the best interests of our company and our stockholders.  The audit committee chairperson reviews and approves or ratifies transactions when it is not practicable or desirable to delay review of a transaction until our audit committee can meet.  The chairperson reports any transactions with related persons he has approved or ratified to our audit committee and any transactions with related persons he or the audit committee has approved or ratified to our board.  Our audit committee will annually review any previously approved or ratified related person transactions that remain ongoing.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees billed by Cornwell Jackson for professional services rendered for the fiscal years ended December 31, 2008 and 2007.

	2008	2007
Audit Fees (1)	$84,459	$54,785
Audit Related Fees	3,318	3,600
Tax Fees(2)	17,883	12,906
All Other Fees (3)	19,926	35,454
Total	$125,586	$106,745

(1)	Represents the aggregate fees billed by Cornwell Jackson for professional services rendered for the audit of our annual financial statements for the fiscal year indicated above.
(2)	Represents the aggregate fees billed by Cornwell Jackson for professional services rendered in various tax matters during 2008 and 2007.
(3)
Represents the aggregate fees billed by Cornwell Jackson for professional services rendered for the review of quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30 for the fiscal years indicated above. During 2007, Cornwell Jackson provided additional professional services for due diligence requirements for the Superior Galleries acquisition.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 6, 2007		×	8-K	January 9, 2007	2.1

2.2	Limited Joinder Agreement, dated as of January 6, 2007		×	8-K	January 9, 2007	2.9

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		x	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992		×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate		×	S-4	January 6, 2007	4.1

10.1	Renewal, Extension And Modification Agreement dated January 28, 1994, by and among DGSE Corporation and Michael E. Hall And Marian E. Hall	×	10-KSB	March 1995	10.2

10.2	Lease Agreement dated June 2, 2000 by and between SND Properties and Charleston Gold and Diamond Exchange, Inc.	×	10-KSB	March 29, 2001	10.1

10.3	Lease agreement dated October 5, 2004 by and between Beltline Denton Road Associates and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.2

10.4	Lease agreement dated December 1, 2004 by and between Stone Lewis Properties and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.3

10.5	Lease agreement dated November 18, 2004 by and between Hinkle Income Properties LLC and American Pay Day Centers, Inc.	×	10-K	April 15, 2005	10.4

10.6	Lease Agreement dated January 17, 2005 by and between Belle-Hall Development Phase III Limited Partnership and DGSE Companies, Inc.	×	S-4	January 6, 2007	10.6

10.7	Sale agreement dated executed July 5, 2007 by and between DGSE Companies, Inc. and Texas Department of Transportation	×	8-K	July 11, 2007	10.1

10.8	Purchase agreement dated July 5, 2007 by and between DGSE Companies, Inc. and 11311 Reeder Road Holdings, LP	×	8-K	July 11, 2007	10.2

10.9	Loan Agreement, dated as of December 22, 2005, between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K/A	August 17, 2006	10.1

10.10	Third Amendment to Loan Agreement, dated as of May 10, 2007, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	May 9, 2007	3.0

10.11	Support Agreement, DGSE stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.1

10.12	Securities Exchange Agreement, dated as of January 6, 2007	×	8-K	January 9, 2007	99.2

10.13	Warrant to DiGenova, issued January 6, 2007	×	8-K	January 9, 2007	99.3

10.14	Support Agreement, Superior stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.5

10.15	Asset purchase agreement, dated May 9, 2007, by and between DGSE Companies, Inc. and Euless Gold & Silver, Inc.	×	8-K	May 9, 2007	1.0

10.16	Subordinated Promissory Note dated May 9, 2007	×	8-K	May 9, 2007	2.0

10.17	Registration Rights Agreement with Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.1

10.18	Corporate Governance Agreement with Dr. L.S. Smith and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.2

10.19	Escrow Agreement with American Stock Transfer & Trust Company and Stanford International Bank Ltd., as stockholder agent, dated as of May 30, 2007	×	8-K	May 31, 2007	99.3

10.20	Form of Warrants	×	8-K	May 31, 2007	99.4

10.21	Amended and Restated Commercial Loan and Security Agreement, by and between Superior Galleries Inc. and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.5

10.22	Employment Agreement with L.S. Smith, dated as of May 30, 2007		×	8-K	May 31, 2007	99.6

10.23	Employment Agreement with William H. Oyster, dated as of May 30, 2007		×	8-K	May 31, 2007	99.7

10.24	Employment Agreement with John Benson, dated as of May 30, 2007		×	8-K	May 31, 2007	99.8
23.1	Consent of Cornwell Jackson	x
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John Benson	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John Benson	×

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
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of DGSE Companies, Inc.

We have audited the accompanying consolidated balance sheets of DSGE Companies, Inc. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2008, 2007, and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Cornwell Jackson Advisors
Plano, Texas
March 31, 2009

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$244,429	$536,548
Trade receivables	2,326,337	3,249,229
Inventories	16,052,833	12,975,777
Prepaid expenses	533,318	459,486
Prepaid federal income tax	358,443	59,341
Current assets of discontinued operations	900,306	1,290,245
Total current assets	20,696,595	18,570,631

Marketable securities – available for sale	-	61,769
Property and equipment, net	4,868,305	4,193,869
Deferred income taxes	1,908,032	1,805,205
Goodwill	837,117	8,952,181
Intangible assets	2,492,673	2,521,340
Other assets	235,917	309,836
Non-current assets of discontinued operations	305,275	444,383

	$31,343,915	$36,859,214

LIABILITIES
Current Liabilities:
Notes payable	$191,078	$187,467
Current maturities of long-term debt	599,972	501,631
Line of credit	3,595,000	-
Accounts payable – trade	734,906	1,069,194
Accrued expenses	647,536	1,018,003
Customer deposits	1,230,991	315,437
Current liabilities of discontinued operations	33,144	-
Total current liabilities	7,032,627	3,091,732

Long-term debt, less current maturities	11,715,765	13,489,901
	18,748,392	16,581,633

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,833,635 and 9,490,357 shares issued and outstanding at the end of each period in 2008 and 2007	98,337	94,904
Additional paid-in capital	18,541,662	18,473,234
Accumulated other comprehensive loss	-	(97,288)
Retained earnings	(6,044,476)	1,806,731
	12,595,523	20,277,581

	$31,343,915	$36,859,214

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007	2006

Revenue
Sales	$104,670,207	$60,912,663	$43,668,973
Consumer loan service charges	548,853	306,413	187,772
Management fees	-	250,000	—
	105,219,060	61,469,076	43,856,745
Costs and expenses
Cost of goods sold	91,237,578	51,711,643	36,809,910
Selling, general and administrative expenses	9,841,806	8,321,544	5,529,314
Depreciation and amortization	484,832	247,857	111,259
Impairment of goodwill	7,337,443	—	—
Gain of sale of property	—	(579,447)	—
	108,901,659	59,701,597	42,450,483

Operating income	(3,682,599)	1,767,479	1,406,262

Other (income) expense
Other income	87,693	26,782	(16,534)
Interest expense	902,897	675,199	408,269

Earnings before income taxes	(4,673,189)	1,065,498	1,014,527

Income tax expense	1,048,997	250,056	348,188

Net earnings (loss) from continuing operations	(5,721286)	815,442	666,339

Discontinued operations:
Loss (Gain) from discontinued operations (less applicable income tax benefit (expense) of $1,097,231, ($18,556) and $28,382, respectively)	2,129,920	(21,207)	55,094
Loss on disposal of discontinued operations (less applicable income tax benefit of $0, $26,208 and $0, respectively)	—	81,630	—

Net earnings	$(7,851,207)	$755,019	$611,245

Earnings per common share
Basic
From continuing operations	$(.55)	$.09	$.14
From discontinued operations	(.25)	(.01)	(.02)
Net earnings per common share	$(.80)	$.08	$.12

Diluted
From continuing operations	$(.55)	$.08	$.13
From discontinued operations	(.25)	(.01)	(.01)
Net earnings per common share	$(.80)	$.07	$.12

Weighted average number of common shares:
Basic	9,833,635	9,490,357	4,913,920
Diluted	9,833,635	10,264,665	4,958,920

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31,

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Comprehensive			Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Income (Loss)	Deficit)	Income (Loss)			Income (Loss)	Equity
Balance at January 1, 2006	4,913,290	$49,133	$5,708,760	$440,467				$(127,252)	$6,071,128
Net earnings				611,245	$	[(611,245	)]		611,245
Other comprehensive income, net of tax:
Unrealized loss on marketable securities						(4,993)		(4,993)	(4,993)
Comprehensive income					$	[( 606,252	)]

Balance at December 31, 2006	4,913,290	$49,133	$5,708,760	$1,051,712				$(132,245)	$6,677,360
Net earnings				755,019	$	[( 755,019	)]		755,019
Other comprehensive income, net of tax:
Unrealized gain on marketable securities						34,957		34,957	34,957
Comprehensive income					$	[( 789,976	)]
Acquisition of Superior	3,669,067	36,691	12,593,172						12,629,863
Conversion of warrants	908,000	9,080	142,485						151,565
Stock based compensation			28,817						28,817

Balance at December 31, 2007	9,490,357	$94,904	$18,473,234	$1,806,731				$(97,288)	$20,277,581
Net loss				$(7,851,207)	$	[(7,851,207	)]		$(7,851,207)
Other comprehensive income, net of tax:
Impairment of marketable securities						97,288		97,288	97,288
Comprehensive income					$	[(7,753,919	)]
Stock option expense			36,092						36,092
Stock issued in Heritage settlement	8,372	83	49,916						49,999
Stock warrants exercised	334,906	3,350	(17,580)						(14,230)

Balance at December 31, 2008	9,833,635	$98,337	$18,541,662	$(6,044,476)				$—	$12,595,523

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2008	2007	2006
Cash flows from operating activities

Net earnings	$(7,851,207)	$755,019	$611,245
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	484,832	253,887	139,395
Impairment of Goodwill	8,185,443	—	—
Deferred taxes	(102,827)	(31,692)	(3,801)
(Gain)/Loss on sale of marketable securities	115,991	(3,890)	—
Stock options expense	18,512	28,817
Loss on discontinued operations	—	120,495	—
Gain on sale of building	—	(579,447)	—
Settlement of Heritage litigation	50,000	—	—
(Increase) decrease in operating assets and liabilities
Trade receivables	1,473,136	(3,345,559)	(317,694)
Inventories	(3,077,051)	(928,838)	(225,908)
Prepaid expenses and other current assets	(27,417)	(70,810)	23,181
Change in other long term assets	73,919	181,855	(11,826)
Accounts payable and accrued expenses	(668,000)	(785,193)	179,081
Change in customer deposits	915,554	24,712	(34,408)
Federal income taxes payable	(580,031)	38,131	(111,392)
Net cash provided by (used in) operating activities	(989,146)	(4,342,513)	247,793
Cash flows from investing activities
Pawn loans made	(1,294,876)	(714,209)	(485,595)
Pawn loans repaid	649,122	380,060	417,124
Recovery of pawn loan principal through sale of forfeited collateral	624,557	204,121	100,960
Pay day loans made	—	(164,289)	(274,973)
Pay day loans repaid	—	125,982	195,534
Purchase of property and equipment	(1,130,602)	(3,780,554)	(42,058)
Deal cost for Superior Galleries acquisition	(70,379)	(375,280)	(569,782)
Acquisition of Euless Gold & Silver	—	(600,000)	—
Proceeds from sale of discontinued operations	—	77,496	—
Proceeds from sale of building	—	1,299,898	—
Proceeds from sale of marketable securities	—	396	—
Net cash used in investing activities	(1,222,178)	(3,546,379)	(658,790)
Cash flows from financing activities
Proceeds from debt	2,500,000	6,991,578	1,247,350
Mortgage on new corporate office and store location	—	2,441,922	—
Issuance of common stock	—	139,500	—
Repayments of notes payable	(580,795)	(2,357,842)	(668,905)
Net cash provided by financing activities	1,919,205	7,215,158	578,445

Net increase (decrease) in cash and cash equivalents	(292,119)	(673,734)	167,448
Cash and cash equivalents at beginning of period	536,548	1,210,282	1,042,834
Cash and cash equivalents at end of period	$244,429	$536,548	$1,210,282

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

Advertising Costs

Advertising costs are expensed as incurred and amounted to $2,598,488, $1,442,723 and $823,106 for 2008, 2007 and 2006, respectively.

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

 DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share Based Payment, (SFAS No. 123(R)) for all share-based payment award to employees and directors including stock options related to our employee stock purchase plan.  In addition, we applied the provisions of Staff Accounting Bulletin No. 107(SAB No. 107), issued by the  SEC, in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified-prospective-transition method.  Under this transition method, stock-based compensation expense recognized after the effective date includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of SFAS No. 123(R).

Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  In accordance with SFAS No. 123(R), we estimate forfeitures at the time of grant and revise our estimate, if necessary, in subsequent period if actual forfeitures differ from those estimates.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Effective January 1, 2008, the Company has adopted the provisions of SFAS 159 except as it applies to those nonfinancial assets and nonfinancial liabilities. Due to the fact that management has not elected to use the fair value option for eligible items, the adoption did not have any financial impact on the Company’s results of operations and financial position.

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

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006
Note 2 – Concentration of Credit Risk

The Company maintains cash balances in financial institutions in excess of federally insured limits.

Note 3 – Inventories

A summary of inventories at December 31 is as follows:

	2008	2007
Jewelry	$10,925,247	$8,118,454
Scrap gold	636,843	414,099
Bullion	1,931,925	486,991
Rare coins	1,827,294	3,482,248
Other	731,524	473,990
Total	$16,052,833	$12,975,782

Note 4 – Investments in Marketable Equity Securities

As of December 31, 2008 and 2007, the Company’s marketable securities were classified as follows:
2008
	Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Current:
Available-for-sale:
Marketable Equity Securities	-	*	-	-	-	*

* See discussion below regarding permanent impairment of marketable securities

2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Current:
Available-for-sale:
Marketable Equity Securities	199,915	-	138,146	61,769

Investment income (loss) for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
Interest Income	-	-	-
Dividend Income	-	-	-
(Loss) on sale of marketable securities	-	(3,890)	-
Impairment of marketable securities	(115,991)	-	-
Total	(115,991)	(3,890)	-

The Company invests in various equity securities for business and strategic purposes. Investments in public companies are classified as “available for sale” and are carried at fair value based on quoted market prices. The Company reviews its marketable equity holdings in publicly traded companies on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. The Company considers the investee company’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review. If it is determined that an other-than-temporary decline exists in a marketable equity security, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

At December 31, 2008, the Company wrote-off the value its equity security investments. The write-off amounted to $115,992 and was due to a decline in the fair value of the equity security which, in the opinion of management, was considered to be other than temporary. The write-off is included in “Other income (expense)s” in the accompanying Statement of Operations for 2008.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006
Note 5 – Property and Equipment

A summary of property and equipment at December 31, 2008 and 2007 is as follows:

	2008	2007
Buildings and improvements	$3,175,242	$2,565,533
Machinery and equipment	1,224,457	812,833
Furniture and fixtures	939,168	806,108
	5,325,613	4,184,474
Less accumulated depreciation and amortization	1,631,031	1,151,075
	3,707,836	3,033,399
Land	1,160,470	1,160,470

Total Property and Equipment	$4,868,306	$4,193,869

During 2007, we sold the land and building at which our Dallas retail store and corporate headquarters were previously located for $1,299,898.  The net pretax gain from the sale was $579,447 and is included in “Income from continuing operations” in the 2007 Statement of Operations.  The net book value of the assets sold was $712,518, which is net of accumulated depreciation of $352,982.

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

	Shares	Stock Price		Extended Price
Common stock	3,669,067	$2.55		$9,356,121
A warrants	845,634	1.27	(1)	1,073,955
B warrants	863,000	2.55		2,220,650
Exercise Price B warrants	863,000	$.001		(863)
Direct transaction costs				1,176,290
Total purchase price				$13,806,153
(1)	The $1.27 is the fair value of the warrants calculated under the Black Sholes method as of the acquisition date.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows:

Goodwill	$8,203,448
Intangible assets...	2,521,340
Deferred tax asset	1,860,475	(1)
Property and other assets	1,068,958
Inventory	3,260,766
Liabilities assumed	(3,108,834)

Total purchase price	$13,806,153

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

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place at the beginning of the period, and may not be indicative of future operating results (in thousands, except per share data):

	Year Ended December 31,
(In thousands, except per share data)	2008	2007
	(Unaudited)
		Pro Forma
Total revenue	$105,219	$73,565
Net earnings (loss)	$(7,851)	$(2,922)
Net earnings per share — basic	$(.80)	$(.33)
Net earnings per share — diluted	$(.80)	$(.33)
Weighted average shares — basic	9,834	8,582
Weighted average shares — diluted	9,834	10,353

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
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006
Note 7 – Goodwill

The Company recognized an increase in goodwill as a result of the Superior Galleries, Inc. acquisition during 2007.  At December 31, goodwill was reflected for the following reporting units:
	2008	2007
Superior Galleries, Inc	$—	$8,115,064
Wholesale Watch Sales	$837,117	$837,117
Total Goodwill	$837,117	$8,952,181

During 2008, the Company reflected $8,185,443 of goodwill, including $70,379 relating to Superior merger costs classified in other assets during 2008 relating to the acquisition of Superior Galleries, Inc. in May 2007, which were subsequently reclassified in 2008 to goodwill prior to recognition of impairment. Under SFAS No. 142, the Company is required to undertake an annual impairment test at its year end or when there is a triggering event. In addition to the annual impairment review, there were a number of triggering events in the fourth quarter due to the significant operating losses of Superior and the impact of the economic downturn on Superior’s operations and the decline in the Company’s share price resulting in a substantial discount of the market capitalization to tangible net asset value. An evaluation of the recorded goodwill was undertaken, which considered two methodologies to determine the fair-value of the entity:
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
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006
Note 10 – Earnings Per Common Share

A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006 is as follows:

Net Earnings		Shares	Per Share
	(In thousands, except per share data)
Year ended December 31, 2008
Basic earnings per common share	$(7,851,207)	9,833,635	$(0.80)
Effect of dilutive stock options	—	—

Diluted earnings per common share	$(7,851,207)	9,833,635	$(0.80)
Year ended December 31, 2007
Basic earnings per common share	$755,019	9,490,357	$0.08
Effect of dilutive stock options	—	774,308

Diluted earnings per common share	$755,019	10,264,665	$0.07
Year ended December 31, 2006
Basic earnings per common share	$611,245	4,913,920	$0.12
Effect of dilutive stock options	—	45,000

Diluted earnings per common share	$611,245	4,958,920	$0.12

For the year ended December 31, 2008, 2007 and 2006, approximately 1.4 million shares, 0 share and 0 shares, respectively related to employee stock options were not added to the denominator because inclusion of such shares would be antidilutive.

For the year ended December 31, 2008, 2007 and 2006, approximately 400,000 shares, 0 share and 0 shares, respectively related to warrants issued in conjunction with certain acquisitions were not added to the denominator because inclusion of such shares would be antidilutive.

The following table sets forth outstanding shares of common stock issued in the form of stock purchase warrants and employee stock options as of December 31:
	2008	2007	2006

Warrants issued in conjunction with financing	-	3,982	45,000
Warrants issued in conjunction with acquisitions	438,672	370,928
Common stock options	1,443,134	399,398	-

The warrants issued in conjunction with financing were issued to expire on July 5, 2008 and were issued at an exercise price of $3.10.  The warrants issued in conjunction with acquisitions were issued to expire on May 29, 2014 at an exercise price of $1.89.

Note 11 – Stock Options

In March 2004, our board of directors and the stockholders approved the 2004 Stock Option Plan that provided for incentive stock options and nonqualified stock options to be granted to key employee and certain directors.  Our Board of Directors or designated committee established the terms of each option granted under the 2004 Stock Option Plan.  The stock options granted under the plan generally vest over 1 to 5 years and have a maximum contractual life of 10 years.  At December 31, 2008 we had 241,845 options available for grant and 1,458,155 options granted and outstanding under the 2004 Stock Option Plan.

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

In May 2007, our board of directors and the stockholders approved the 2006 Equity Inventive Plan that provided for incentive stock options and nonqualified stock options to be granted to key employee and certain directors.  Our Board of Directors or designated committee established the terms of each option granted under the 2006 Equity Incentive Plan.  The stock options granted under the plan generally vest over 1 to 5 years and have a maximum contractual life of 10 years.  At December 31, 2008 we had 750,000 options available for grant and no options granted and outstanding under the 2006 Equity Incentive Plan.

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

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

	At December 31,
	2008		2007		2006
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,479,252	$2.13	1,403,134	$2.03	1,403,134	$2.03
Granted	-	6.00	126,468	9.22	-	0.00
Exercised	-	0.00	-	0.00	-	0.00
Forfeited	(21,097)	5.72	(50,350)	14.36	-	0.00

Outstanding at end of year	1,458,155	$2.17	1,479,252	$2.35	1,403,134	$2.03

Options exercisable at end of year	1,418,155	$2.16	1,417,645	$2.13	1,403,134	$2.03

The weighted average estimated fair value of stock options granted during 2007 was $4.62 using the Black-Scholes-Morton option pricing formula utilizing a dividend yield of $0, volatility of 55%, risk-free rate of 3.8%, and expected life of 7 years.  Dividend yield was determined to be $0 as these have not been historically paid.  Expected volatility is based on the historical volatility calculated from the historical values of the Company’s stock prices.  The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant.  The company estimates for forfeitures based on historical data.

Information about Plan stock options outstanding at December 31, 2008 is summarized as follows:
	Options outstanding
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$1.12	267,857	4 years	$1.12	$155,000
$1.13 to $2.25	1,072,777	4 years	2.21	-
$2.26 to $2.82	35,000	4 years	2.60	-
$2.83 to $4.19	17,500	1 years	3.88	-
$6.00	50,000	9 years	6.00	-
$13.91 to $15.56	15,021	3 years	14.06	-
	1,458,155			$155,000

	Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$1.12	267,857	4 years	$1.12	$155,000
$1.13 to $2.25	1,072,777	4 years	2.21	-
$2.26 to $2.82	35,000	4 years	2.60	-
$2.83 to $4.19	17,500	1 years	3.88	-
$6.00	10,000	9 years	6.00	-
$13.91 to $15.56	15,021	3 years	14.06	-
	1,418,155			$155,000
The aggregate intrinsic values in the above table were based on the closing price of our common stock of $1.70 as of December 31, 2008.  The aggregate fair value of stock options vesting during 2008 and 2007 was $63,000 and $171,000, respectively.

During 2008, 2007, and 2006, we recognized $18,512, $28,817 and $0, respectively, of stock-based compensation expense related to the plans, which was recorded in selling, general, and administrative expenses.  At December 31, 2008, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards was approximately$130,000.  The weighted average period over which the unearned stock-based compensation was expected to be recognized was approximately 5 years.

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

Note 14 – Income Taxes

The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

	2008	2007	2006

Tax expense at statutory rate	$(2,801,643)	$272,658	$316,484
Goodwill impairment	2,783,051	—	—
Other	(30,542)	(30,254)	3,323
Tax expense	(49,134)	242,404	319,807

Current	53,694	77,424	323,653
Deferred	(102,828)	164,980	(3,846)
Total	$(49,134)	$242,404	$319,807

Deferred income taxes are comprised of the following at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets (liabilities):
Inventory	$123,655	$90,546
Allowance for bad debt	33,293	—
Unrealized loss on available for sale securities	(4,969)	46,588
Property and equipment	(8,389)	(12,764)
Capital loss carryover	8,366	8,366
Superior NOL	1,849,968	1,766,361
Goodwill	(93,892)	(93,892)
Total deferred tax assets	$1,908,032	$1,805,205

The tax provision on pretax income from continuing operations includes the following:

	2008	2007	2006

Federal—
Current	$1,097,231	$46,826	$352,034
Deferred	(92,545)	148,482	(3,735)

	1,004,686	195,308	348,299
State and foreign—
Current	53,694	38,250	-
Deferred	(10,283)	16,498	(111)

	43,411	54,748	(111)

	$1,048,097	$250,056	$348,188

A reconciliation of the effective tax rate to the amount computed by applying the federal income tax rate to pretax income

 DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

	2008	2007	2006

Tax expense at statutory rate	$(1,704,412)	$280,310	$344,929
Goodwill impairment	2,783,051	-	-
Other	(30,542)	(30,254)	3,259

	1,048,097	250,056	348,188

The net operating loss carry-forward of approximately $1.42 million begins to expire in 2019.

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

 DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

As a result, operating results from these business segments have been reclassified to discontinued operations for all periods presented.  The company had no significant non cash items other than depreciation and amortization and goodwill impairment.  Goodwill impairment in the amounts of $7,337,443 and $848,000 were charged to the rare coin and discontinued operations segments in 2008, respectively.  As of December 31, 2008 there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.

Note 17 – Segment Information

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments, pay day lending and pawn operations.  The Company’s operations by segment were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Bullion	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2008	$36,592	$5,125	$45,449	$15,913	$—	$2,140	$105,219
2007	19,338	5,785	21,153	13,921	—	1,271	61,469
2006	16,519	5,997	16,026	4,697	—	618	43,857

Net income (loss)
2008	1,698	71	139	(7,446)	(2,130)	(183)	(7,851)
2007	319	197	235	8	42	(46)	755
2006	143	270	148	101	—	(51)	611

Identifiable assets
2008	23,396	1,710	1,955	1,827	1,206	1,250	31,344
2007	16,132	2,164	536	11,651	2,987	3,389	36,859
2006	10,020	1,940	114	235	—	837	11,830

Capital Expenditures
2008	1,081	—	6	—	—	10	1,097
2007	3,126	—	23	—	—	274	3,423
2006	11	—	—	—	—	31	285

Depreciation and amortization
2008	140	—	104	104	48	89	485
2007	130	—	33	32	32	21	248
2006	107	—	—	—	—	4	111
Goodwill
2008	—	837	—	—	—	—	837
2007	—	837	—	7,337	848	—	8,185
2006		837	—	—	—	—	837

Interest expense
2008	545	—	179	179	—	—	903
2007	587		34	27	—	27	675
2006	408	—	—	—	—	—	408

Income tax expense
2008	658	55	27	68	—	(48)	760
2007	102	57	65	2	—	24	250
2006	89	139	76	52	—	(8)	348

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