Form 10-Q/A
period 2009-09-30
DGSE COMPANIES INC
filed 2010-01-29
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q\A
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

Reason for Amendment

To provide the certifications required by Rule 13a-14(b) (17CFR 240.13a-(14(b)) or Rule 15d-14(b) (17) CFR 240.15d – 12(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

SIGNATURES

i

DGSE Companies, Inc. and Subsidiaries

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 2009	December 31, 2008
	Unaudited

ASSETS
Current Assets:
Cash and cash equivalents	$1,186,204	$244,429
Trade receivables	1,409,770	2,326,337
Inventories	15,603,916	16,052,833
Prepaid expenses	561,838	533,318
Prepaid federal income tax	544,769	639,372
Current assets of discontinued operations	—0—	900,306
Total current assets	19,306,497	20,696,595

Property and equipment, net	4,920,153	4,868,306
Deferred income taxes	1,887,994	1,908,032
Goodwill	837,117	837,117
Intangible assets	2,464,006	2,492,673
Other assets	285,093	235,917
Non-current assets of discontinued operations	305,275	305,275
	$30,006,135	$31,343,915

LIABILITIES
Current Liabilities:
Notes payable	$44,971	$191,078
Current maturities of long-term debt	328,162	599,972
Line of credit	3,195,000	3,595,000
Accounts payable – trade	252,879	734,906
Accrued expenses	239,846	647,536
Customer deposits	461,456	1,230,991
Current liabilities of discontinued operations	—0—	33,144
Total current liabilities	4,522,314	7,032,627

Long-term debt, less current maturities	11,651,387	11,715,765
	16,173,701	18,748,392

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,833,635 and 9,833,635 shares issued and outstanding at the end of each period in 2009 and 2008, respectively	98,337	98,337
Additional paid-in capital	18,589,812	18,541,662
Retained deficit	(4,855,715)	(6,044,476)
	13,832,434	12,595,523

	$30,006,135	$31,343,915

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
	Nine months ended September 30,
	2009	2008
	Unaudited
Revenue
Sales	$63,254,038	$80,249,402

Costs and expenses
Cost of goods sold	53,677,847	70,461,581
Selling, general and administrative expenses	6,770,875	7,507,411
Depreciation and amortization	196,145	197,445
	60,644,867	78,166,437

Operating income	2,609,171	2,082,965

Other expense (income)
Other income	—	(11,635)
Interest expense	608,241	511,127

Earnings before income taxes	2,000,930	1,583,473

Income tax expense	430,385	444,346

Net earnings from continuing operations	1,570,545	1,139,127

Discontinued operations:
Loss from discontinued operations (less applicable income tax (benefit) of ($180,552) and $36,930, respectively)	(381,784)	(6,162)

Net earnings	$1,188,761	1,132,965

Earnings per common share – basic

From continuing operations	$0.16	$0.11
From discontinued operations	$(0.04)	$(0.00)
Net earnings per common share	$0.12	$0.11
Earnings per common share – diluted

From continuing operations	$0.16	$0.12
From discontinued operations	$(0.04)	$(0.01)
Net earnings per common share	$0.12	$0.11

Weighted average number of common shares
Basic	9,833,635	9,498,729
Diluted	9,833,635	10,344,363

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September
	2009	2008
	Unaudited
Revenue
Sales	16,280,397	23,491,946

	16,280,397	23,491,946

Costs and expenses
Cost of goods sold	13,286,097	20,417,850
Selling, general and administrative expenses	2,185,049	2,530,171
Depreciation and amortization	78,463	65,812
	15,549,609	23,013,833

Operating income	730,788	478,113

Other expense (income)
Other income	—	———
Interest expense	223,685	165,491

Earnings before income taxes	507,103	312,622

Income tax expense	197,202	111,229

Net earnings from continuing operations	309,901	201,393

Discontinued operations:
Income from discontinued operations (less applicable income tax of $13,647 and $36,930, respectively)	(40,160)	(35,607)

Net earnings	$269,741	$165,786

Earnings per common share – basic and diluted

From continuing operations	$0.03	$0.02
From discontinued operations	$0.00	$0.02
Net earnings per common share	$0.03	$0.02

Weighted average number of common shares
Basic	9,833,635	9,498,729
Diluted	9,833,635	10,344,363

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September
	2009	2008
	Unaudited
Cash flows from operating activities

Net earnings	$1,188,761	$1,132,965
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	196,145	281,654
Deferred income taxes	20,038	88,074
Gain on marketable securities	—	41,237
Loss on discontinued operations	(381,784)	—
(Increase) decrease in operating assets and liabilities
Trade receivables	916,567	253,500
Inventories	448,917	(2,123,751)
Prepaid expenses and other current assets	(28,520)	(263,925)
Accounts payable and accrued expenses	(992,151)	799,884
Customer deposits	(769,535)	258,895
Federal income taxes payable	94,603	116,133
Other assets	(49,176)	17,822
Net cash provided by operating activities	643,865	1,136,814
Cash flows from investing activities
Pawn loans made	—	(954,746)
Pawn loans repaid	—	463,188
Recovery of pawn loan principal through sale of forfeited collateral	—	471,701
Proceeds from sale of discontinued operations	1,324,450	—
Purchase of property and equipment	(290,352)	(901,871)
Merger cost paid		(61,699)
Net cash provided by (used in) investing activities	1,034,098	(983,497)
Cash flows from financing activities
Proceeds from line of credit	—	2,150,000
Payments of capital lease	—	—
Repayments of notes payable	(736,188)	(905,352)
Net cash provided by (used in) financing activities	(736,188)	1,244,648

NET INCREASE IN CASH AND CASH EQUIVALENTS	941,775	1,397,965
Cash and cash equivalents at beginning of period	244,429	536,548
Cash and cash equivalents at end of period	$1,186,204	$1,943,513

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

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the periods ended June 30, 2009 and 2008 is as follows:

DGSE COMPANIES, Inc. and Subsidiaries

	2009			2008
	Three months ended September 30,			Three months ended September 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$269,741	9,833,635	$0.03	$165,786	9,498,729	$0.02
Effect of dilutive stock options	—	—	—	—	845,634	0.00
Diluted earnings per common share	$269,741	9,833,635	$0.3.	$165,786	10,344,363	$0.02

Earnings per common share from continuing operations:	2009			2008
	Nine months ended September 30,			Nine months ended September 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$1,188,761	9,833,635	$0.12	$1,132,965	9,666,182	$0.11
Effect of dilutive stock options	—	—	—	—	845,634	—
Diluted earnings per common share	$1,188,761	9,833,635	$0.12	$1,132,965	10,344,363	$0.11

DGSE COMPANIES, Inc. and Subsidiaries

(4)   Business segment information.

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations.  Our operations by segment for the three months ended September 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2009	$5,734	$872	$7,203	$2,471	$—	$—	$16,280
2008	6,035	1,148	11,399	4,909	—	—	23,491

Net earnings (loss)
2009	207	(22)	61	107	(40)	(43)	270
2008	67	(14)	38	59	(36)	52	166

Identifiable assets
2009	23,267	1,779	1,951	2,386	305	318	30,006
2008	19,315	1,073	1,289	2,801	2,973	13,337	40,788

Goodwill
2009	—	837	—	—	—	—	837
2008	—	837	—	7,267	848	—	8,952

Capital Expenditures
2009	200	—	—	—	—	—	200
2008	234	—	—	—	22	—	256

Depreciation and amortization
2009	78	—	—	—	—	-	78
2008	38	—	14	13	—	—	65

Income tax
2009	$169	(12)	(12)	77	(12)	(13)	197
2008	66	1	42	27	(3)	(22)	111

Interest expense
2009	66	26	66	66	—	—	224
2008	136	—	29				165

Significant non-cash items
Other than depreciation and
Amortization
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—

DGSE COMPANIES, Inc. and Subsidiaries

 Our operations by segment for the Nine months ended September 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2009	$17,881	$2,672	$31,227	$11,474	$—	$—	$63,254
2008	20,306	3,645	40,256	16,042	—	—	80,249

Net earnings (loss)
2009	689	(99)	481	600	(382)	(100)	1,189
2008	682	34	410	71	(6)	(58)	1,133

Identifiable assets
2009	23,267	1,779	1,951	2,386	305	318	30,006
2008	19,315	1,073	1,289	2,801	2,973	13,337	40,788

Goodwill
2009	—	837	—	7,267	848	—	837
2008	—	837	—	—	—	8,115	8,952

Capital Expenditures
2009	290	—	—	—	—	—	290
2008	754	—	—	—	—	148	902

Depreciation and amortization
2009	196	—	—	—	—	-	196
2008	115	—	41	41	—	—	197

Income tax expense (benefit)
2009	421	(27)	132	164	(160)	(100)	430
2008	428	(4)	23	17	(3)	(17)	444

Interest expense
2009	175	83	175	175	—	—	608
2008	422	—	44	45			511

Significant non-cash items
Other than depreciation and
Amortization
2009	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—

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

DGSE COMPANIES, Inc. and Subsidiaries

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

Additionalimportant factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.  You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

An evaluation of the recorded goodwill was undertaken, which considered two methodologies to determine the fair-value of the entity:

·	A market capitalization approach, which measure market capitalization at the measurement date.
·
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

			Payments due by period
Contractual Cash Obligations	Total	2009	2010 – 2011	2012 – 2013	Thereafter
Notes payable	$3,239,971	$44,971	$3,195,000	$—	$—
Long-term debt and capital leases	11,979,549	328,162	9,403,271	469,381	1,778,735
Operating Leases	2,326,732	332,490	1,237,026	757,216	—
Total	$17,546,252	$705,623	$13,835,297	$1,226,597	$1,778,735

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

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: January 29, 2010
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: January 29, 2010
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

By:	/s/ W. H. Oyster	Dated: January 29, 2010
W. H. Oyster
Director, President and
Chief Operating Officer

By:	/s/ John Benson	Dated: January 29, 2010
John Benson
Chief Financial Officer
(Principal Accounting Officer)