Form 10-K/A
period 2008-12-31
DGSE COMPANIES INC
filed 2010-02-02
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
(Amendment number 2)

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

REASON FOR AMENDMENT

To correct the Exhibits 23.1 and 31.1 through 32.2 to show the appropriate dates and to correct the prepaid federal income tax reflected for 2008 on our Consolidated Balance Sheets on page 47 of the report.

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