Form 10-Q/A
period 2009-09-30
DGSE COMPANIES INC
filed 2010-02-02
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q\A
(Amendment number 2)

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

Reason for Amendment

To provide the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing section 302 of the Sarbanes Oxley Act of 2002.

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