Form 10-Q/A
period 2009-03-31
DGSE COMPANIES INC
filed 2010-02-16
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment Number 1.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2009:

Class	Outstanding
Common stock, $.01 par value per share	9,833,635

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

	Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	1

	Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4.	Controls and Procedures.	17

PART II.	OTHER INFORMATION

Item 3.	Legal Proceedings.	18

Item 5.	Other Information.	18

Item 6.	Exhibits.	18

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
Basic
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

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2009	2008
Cash flows from operating activities	Unaudited

Net earnings	$229,516	$477,255
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	59,351	109,836
Deferred income taxes	50,131	43,289
Gain on marketable securities	—	(15,300)
(Increase) decrease in operating assets and liabilities
Trade receivables	924,861	1,266,568
Inventories	(644,229)	(2,608,389)
Prepaid expenses and other current assets	2,837	(198,117)
Accounts payable and accrued expenses	(548,977)	(628,160)
Customer deposits	786,647	1,643,247
Federal income taxes payable	—	228,546
Other assets	49,233	17,822
Net cash provided by operating activities	909,370	336,597
Cash flows from investing activities
Pawn loans made	(348,699)	(317,580)
Pawn loans repaid	189,649	160,906
Recovery of pawn loan principal through sale of forfeited collateral	148,911	168,888
Purchase of property and equipment	(104,749)	(285,888)
Net cash used in investing activities	(114,888)	(273,674)
Cash flows from financing activities

Proceeds from line of credit	—	750,000
Payments of capital lease	—	(1,986)
Repayments of notes payable	(119,598)	(635,210)
Net cash provided by (used in) financing activities	(119,598)	112,804

NET INCREASE IN CASH AND CASH EQUIVALENTS	674,884	175,727
Cash and cash equivalents at beginning of period	244,429	536,548
Cash and cash equivalents at end of period	$919,313	$712,275

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

For the  three months ended March 31, 2009 1.4 million shares  related to employee stock options were not added to the denominator because inclusion of such shares would be antidilutive. For the three months ended March31, 2008 438,672 related to warrants  issued  in conjunction with an acquisition were not added to the denominator because inclusion of such shares would be antidilutive

The following table sets forth outstanding shares of common stock issued in the form of stock purchase warrants and employee stock options as of June 30 :
	2009	2008

Warrants issued in conjunction with financing	-	3,982
Warrants issued in conjunction with acquisitions	438,672	370,928
Common stock options	1,423,134	1,393,134	-

The warrants issued in conjunction with financing were issued to expire on July 5, 2008 and were issued at an exercise price of $3.10.  The warrants issued in conjunction with acquisitions were issued to expire on May 29, 2014 at an exercise price of $1.89.

DGSE Companies, Inc. and Subsidiaries

(6)   Business segment information.

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations. The Company had no significant non cash items other than depreciation and amortization. Our operations by segment for the three months ended March 31 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2009	$6,550	$953	$13,694	$4,142	$—	$560	$25,899
2008	6,514	1,358	16,434	7,306	—	562	32,174

Net earnings (loss)
2009	161	(51)	340	166	(406)	20	230
2008	208	33	404	(70)	(70)	(28)	477

Identifiable assets
2009	20,880	1,719	3,710	2,278	812	2,264	31,663
2008	21,056	2,074	1,383	4,544	1,147	8,430	38,634

Goodwill
2009	—	837	—	—	—	—	837
2008	—	837	—	7,337	778	—	8,952

Capital Expenditures
2009	105	—	—	—	—	—	105
2008	272	—	—	—	14	—	286

Depreciation and amortization
2009	26	—	12	12	—	9	59
2008	38	—	14	14	—	30	96
Interest expense
2009	117	—	15	15	—	—	147
2008	140	—	15	15	—	—	170

Income tax expense
2009	19	(5)	33	16	—	(2)	61
2008	117	18	184	(11)	—	(4)	304

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

Critical Accounting Policies and Estimates

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

DGSE Companies, Inc. and Subsidiaries

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

DGSE Companies, Inc. and Subsidiaries

Results of Operations

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Sales decreased by $6,275,000 or 19.5%, during the three months ended March 31, 2009 as compared to 2008.  This decrease was primarily the result of a $3,164,000, or 43.3%, decrease in rare coin sales, a $2,740,000, or 16.7%, decrease in the sale of precious metal products, and $405,000, or 29.8%, decrease in our wholesale jewelry sales during the first quarter of 2009 as compared to 2008.  The decreases in precious metals, rare coin and jewelry sales were due to a less volatile market ($5,000,000) and lower gold prices ($500,000). The decrease in wholesale jewelry sales was due to the sluggish retail environment.  Consumer loan service fees increased $35,000, or 27.9%, in the first quarter of 2009 as compared to the first quarter of 2008.  This increase is primarily attributable to the second pawn location we opened in November 2007 as well as increased loan activity in our initial location.  Cost of goods as a percentage of sales decreased from 88.7% in 2008 to 87.3% in 2009.  This decrease was due to the decrease in rare coin and precious metals revenue as a percentage of total sales.

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

Liquidity and Capital Resources

During the three months ended March 31, 2009 and 2008 cash flows from operating activities totaled $909,370 and $336,597, respectively. Cash flows from operating activities during 2009 were primarily the result of a increase in inventory ($644,229), a decrease in accounts payable and accrued expenses ($548,977), a increase in customer deposits $786,647 and a decrease in trade receivables $924,861. The increase in inventory and customer deposits was due to a late first quarter increase in demand for precious metal products. The decrease in trade receivables was a result of a decrease in the sales of wholesale jewelry products. During 2008 the $336,597 cash flows from operating activities were primarily used to fund the negative cash flows from investing activities.

During the three months ended March 31, 2009 and 2008 cash flows from investing activities totaled ($114,888) and ($273,674),  respectively. During 2009 the primary use of cash from investing activities was the result of cash used to purchase property and equipment ($104,749) and the increase in pawn loans made net of pawn loans paid ($158,450). During 2008 the Company invested $285,888 in property and equipment.

During the three months ended March 31,, 2009 and 2008 cash flows from financing activities totaled ($119,598) and $112,804, respectively. The use of cash during 2009 was the result of repayment of loans to Texas Capital Bank.  These sources of cash during 2008 were the result of borrowings against the Stanford International Bank line of credit ($750,000). These funds were used to repay notes payable.

We expect capital expenditures to total approximately $100,000 during the next twelve months.  It is anticipated that these expenditures will be funded from working capital. As of March 31, 2009  there were no commitments outstanding for capital expenditures.

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

On October 17, 2007, we closed on the purchase of our new headquarters location.  As a result, we assumed a new loan with a remaining principal balance of $2,323,484 and an interest rate of 6.70%.  The loan has required monthly payments of $20,192 with the final payment due on August 1, 2016

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $4,300,000 and has a maturity date of June 22, 2009.  Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of March 31, 2009, approximately $4,300,000 was outstanding under the term loan and revolving credit facility.  If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

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