Form 10-Q/A
period 2009-06-30
DGSE COMPANIES INC
filed 2010-02-16
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment number 1)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2009:

Class	Outstanding
Common stock, $.01 par value per share	9,833,635

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

	Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	1

	Consolidated Statements of Operations for the six months ended	2
	June 30, 2009 and 2008

	Consolidated Statements of Operations for the three months ended	3
	June 30, 2009 and 2008

	Consolidated Statements of Cash Flows for six months ended	4
	June 30, 2009 and 2008

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition	13
	and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4.	Controls and Procedures.	21

PART II.	OTHER INFORMATION

Item 3.	Legal Proceedings.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	22

SIGNATURES

i

DGSE Companies, Inc. and Subsidiaries

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$1,244,871	$244,429
Trade receivables	1,459,641	2,326,337
Inventories	15,773,614	16,052,833
Prepaid expenses	675,888	533,318
Prepaid federal income tax	536,599	639,372
Current assets of discontinued operations	—0—	900,306
Total current assets	19,690,613	20,696,595

Property and equipment, net	4,797,727	4,868,306
Deferred income taxes	1,857,901	1,908,032
Goodwill	837,117	837,117
Intangible assets	2,464,006	2,492,673
Other assets	282,401	235,917
Non-current assets of discontinued operations	305,275	305,275
	$30,235,040	$31,343,915

LIABILITIES
Current Liabilities:
Notes payable	$44,971	$191,078
Current maturities of long-term debt	340,357	599,972
Line of credit	3,195,000	3,595,000
Accounts payable – trade	320,525	734,906
Accrued expenses	108,461	647,536
Customer deposits	982,748	1,230,991
Current liabilities of discontinued operations	—0—	33,144
Total current liabilities	4,992,062	7,032,627

Long-term debt, less current maturities	11,723,285	11,715,765
	16,715,347	18,748,392

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,833,635 and 9,833,635 shares issued and outstanding at the end of each period in 2009 and 2008, respectively	98,337	98,337
Additional paid-in capital	18,546,812	18,541,662
Retained deficit	(5,125,456)	(6,044,476)
	13,519,693	12,595,523

	$30,235,040	$31,343,915

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2009	2008
	Unaudited
Revenue
Sales	$46,973,641	$56,757,456
Consumer loan service charges	-0-	-0-
	46,973,641	56,757,456

Costs and expenses
Cost of goods sold	40,391,750	50,043,731
Selling, general and administrative expenses	4,585,826	4,977,240
Depreciation and amortization	117,682	131,633
	45,095,528	55,152,604

Operating income	1,878,383	1,604,852

Other expense (income)
Other income	—	(11,635)
Interest expense	384,556	345,636

Earnings before income taxes	1,493,827	1,270,851

Income tax expense	233,183	333,117

Net earnings from continuing operations	1,260,644	937,734

Discontinued operations:
Gain (Loss) from discontinued operations (less applicable income tax expense (benefit) of $(63,143) and $10,459, respectively)	(353,703)	29,425
Gain on sale of discontinued operations (less applicable income tax expense of $2,671)	12,079

Net earnings	$919,020	$967,159

Earnings per common share
Basic
From continuing operations	$0.12	$0.10
From discontinued operations	$(0.03)	$(0.01)
Net earnings per common share	$0.09	$0.09

Diluted
From continuing operations	$0.12	$0.09
From discontinued operations	$(0.03)	$(0.00)
Net earnings per common share	$0.09	$0.09

Weighted average number of common shares
Basic	9,833,635	9,498,729
Diluted	9,833,635	10,344,363

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2009	2008
	Unaudited
Revenue
Sales	$21,633,859	$25,145,908
Consumer loan service charges	-0-	-0-
	21,633,859	25,145,908

Costs and expenses
Cost of goods sold	18,206,607	21,927,979
Selling, general and administrative expenses	2,283,504	2,611,337
Depreciation and amortization	67,231	58,651
	20,557,342	24,597,967

Operating income	1,076,518	547,941

Other expense (income)
Other income	—	(11,633)
Interest expense	237,472	175,197

Earnings before income taxes	839,046	384,377

Income tax expense	179,138	17,360

Net earnings from continuing operations	659,908	367,017

Discontinued operations:
Income from discontinued operations (less applicable income tax benefit of $8,034 and $5,805, respectively)	17,517	122,907

Gain on sale of discontinued operations (less applicable income tax expense of $2,671)	12,079
Net earnings	$689,504	$489,924

Earnings per common share
Basic
From continuing operations	$0.07	$0.04
From discontinued operations	$0.00	$0.01
Net earnings per common share	$0.07	$0.05

Diluted
From continuing operations	$0.07	$0.04
From discontinued operations	$0.00	$0.01
Net earnings per common share	$0.07	$0.05

Weighted average number of common shares
Basic	9,833,635	9,498,729
Diluted	9,833,635	10,344,363

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2009	2008
	Unaudited
Cash flows from operating activities

Net earnings	$919,020	$967,159
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	117,682	131,633
Deferred income taxes	50,131	88,074
Loss on marketable securities	—	41,237
Gain on disposal of discontinued operations	(380,895)	—
(Increase) decrease in operating assets and liabilities
Trade receivables	875,159	(1,526,674)
Inventories	279,219	(2,008,762)
Prepaid expenses and other current assets	(142,570)	(254,250)
Accounts payable and accrued expenses	(1,098,890)	2,028,613
Customer deposits	(248,243)	876,197
Federal income taxes payable	102,773	254,810
Other assets	(46,484)	81,589
Net cash provided by operating activities	426,902	679,626

Cash flows from investing activities

Pawn loans made	(635,020)	(617,382)
Pawn loans repaid	328,074	291,528
Recovery of pawn loan principal through sale of forfeited collateral	298,483	315,363
Proceeds from sale of discontinued operations	1,324,450	—
Merger costs paid	—	(61,699)
Purchase of property and equipment	(90,352)	(644,825)
Net cash provided by (used in) investing activities	1,225,635	(717,015)

Cash flows from financing activities

Proceeds from line of credit	—	1,250,000
Payments of capital lease	—	(3,972)
Repayments of notes payable	(652,095)	(811,136)
Net cash provided by (used in) financing activities	(652,095)	434,892

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,000,442	397,503
Cash and cash equivalents at beginning of period	244,429	536,548
Cash and cash equivalents at end of period	$1,244,871	$934,051

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

In June 2008 we sold the assets of National Jewelry Exchange, Inc. (our two pawn shops to an unrelated third party for cash in the amount of $ 1,324.450. The proceeds were used to retire $400,000 of our bank debt and the balance was used for working capital. As a result, operating results from National Jewelry Exchange have been reclassified to discontinued operations for all periods presented.

(2)   Inventory.

A summary of inventories is as follows:

	June 30, 2009	December 31, 2008
Jewelry	$9,939,555	$10,925,247
Rare coins	2,495,797	1,827,294
Bullion	2,875,684	1,931,925
Scrap gold	462,578	636,843
Other	—	731,524
Total	$15,773,614	$16,052,833

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

DGSE COMPANIES, Inc. and Subsidiaries

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

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the periods ended June 30, 2009 and 2008 is as follows:

	2009			2008
	Three months ended June 30,			Three months ended June 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$689,504	9,833,635	$0.07	$489,924	9,498,729	$0.05
Effect of dilutive stock options	—	—	—	—	845,634	0.00

Diluted earnings per common share	$689,504	9,833,635	$0.07	$489,924	10,344,363	$0.05

	2009			2008
	Six months ended June 30,			Six months ended June 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$919,020	9,833,635	$0.09	$967,159	9,498,729	$0.10
Effect of dilutive stock options	—	—	—	—	845,634	(.01)

Diluted earnings per common share	$919,020	9,833,635	$0.09	$967,159	10,344,363	$0. 9

DGSE COMPANIES, Inc. and Subsidiaries

For the six months and three months ended June 30, 2009 1.4 million shares  related to employee stock options were not added to the denominator because inclusion of such shares would be antidilutive. For the six months and three months ended June 30, 2009 438,672 related to warrants  issued  in conjunction with an acquisition were not added to the denominator because inclusion of such shares would be antidilutive

The following table sets forth outstanding shares of common stock issued in the form of stock purchase warrants and employee stock options as of June 30 :

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

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations.  The Company had no significant non cash items other than depreciation and amortization.  Our operations by segment for the three months ended June 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2009	$5,597	$848	$10,329	$4,860	$—	$—	$21,634
2008	7,758	1,139	11,993	4,256	—	—	25,146

Net earnings (loss)
2009	348	(30)	95	342	29	(94)	690
2008	397	15	35	12	123	(92)	490

Identifiable assets
2009	21,121	1,793	1,958	3,006	305	2,052	30,235
2008	20,478	2,177	1,180	3,790	3,131	10,606	41,362

Goodwill
2009	—	837	—	—	—	—	837
2008	—	837	—	7,337	848	—	8,185

Capital Expenditures
2009	(15)	—	—	—	—	—	(15)
2008	248	—	—	—	111	—	359

Depreciation and amortization
2009	67	—	—	—	—	-	67
2008	32	—	14	13	—	—	59

Interest expense
2009	49	0	94	94	—	—	237
2008	145	—	15	15	—	—	175

Income tax expense
2009	79	(10)	47	71	—	(8)	179
2008	78	—	(39)	15	—	(37)	17

DGSE COMPANIES, Inc. and Subsidiaries

 Our operations by segment for the Six months ended June 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2009	$12,146	$1,800	$24,024	$9,003	$—	$—	$46,973
2008	14,271	2,497	28,856	11,133	—	—	56,757

Net earnings (loss)
2009	508	(81)	435	510	(342)	(111)	919
2008	606	47	371	24	29	(110)	967

Identifiable assets
2009	21,121	1,793	1,958	3,006	305	2,052	30,235
2008	20,478	2,177	1,180	3790	31317	10,606	41,362

Goodwill
2009	—	837	—	—	—	—	837
2008	—	837	—	7,337	848	—	8,185

Capital Expenditures
2009	105	—	—	—	—	—	105
2008	520	—	—	—	125	—	645

Depreciation and amortization
2009	118	—	—	—	—	-	118
2008	76	—	28	28	—	—	132

Interest expense
2009	109	57	109	110	—	—	385
2008	287	—	30	28	—	—	346

Income tax expense
2009	94	(15)	80	88	—	(14)	233
2008	215	17	138	4	—	(41)	333

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

In June 2009 the Company sold the assets of National Jewelry Exchange, Inc.(the Company’s two pawn shops) to an unrelated third party for cash in the amount of $ 1,324,450. The proceeds were used to retire $400,000 of our bank debt and the balance was used for working capital. During the six months ended June 30, 2009 and 2008 National Jewelry Exchange incurred pretax losses of $10,040 and $5,911, respectively. As a result, operating results from National Jewelry Exchange have been reclassified to discontinued operations for all periods presented.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

DGSE COMPANIES, Inc. and Subsidiaries

Results of Operations

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Sales decreased by $3,512,000 or 14.0%, during the three months ended June 30, 2009 as compared to 2008.  This decrease was primarily the result of a $2,160,000, or 27.8%, decrease in retail jewelry sales, a 1,664,000, or 13.9%, decrease in the sale of precious metal products, and $291,000, or 25.5% decrease in our wholesale jewelry sales during the second quarter of 2009 as compared to 2008.  The decreases in precious metals sales were due to a decrease in demand resulting from a less volatile gold market. The decrease in  jewelry sales was due to the sluggish retail environment.   Cost of goods as a percentage of sales decreased from 87.2% in 2008 to 84.2% in 2009.  This decrease was due to the decrease in precious metals revenue as a percentage of total sales.

Selling, general and administrative expenses decreased by $327,833, or 12.8%, during the three months ended June 30, 2009 as compared to 2008. This decrease was primarily due to an overhead cost saving program that we began in the first quarter of 2009.
The increase in interest expense is due to renewal charges on our line of credit.

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences. The Company’s effective tax rate for the three months ended June 30, 2009 and 2008 were 15.6% and 26.2%, respectively.

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

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

Sales decreased by $9,783,815 or 17.2%, during the six months ended June 30, 2009 as compared to 2008.  This decrease was primarily the result of a $2,125,000, or 14.9%, decrease in retail jewelry sales, a 4,832,000, or 16.7%, decrease in the sale of precious metal products, a $2,130,000 or 19.1% decrease in rare coin sales and a $697,000, or 27.9% decrease in our wholesale jewelry sales during the first half of 2009 as compared to 2008.  The decreases in precious metals and rare coin sales were due to a decrease in demand  resulting from a less volatile gold market. The decrease in jewelry sales was due to the sluggish retail environment.   Cost of goods as a percentage of sales decreased from 88.1% in 2008 to 86.0% in 2009.  This decrease was due to the decrease in precious metals revenue as a percentage of total sales.

Selling, general and administrative expenses decreased by $391,417, or 8.0%, during the six months ended June 30, 2009 as compared to 2008. This decrease was primarily due to an overhead cost saving program that we began in the first quarter of 2009.
The increase in interest expense is due to renewal charges on our line of credit.

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences. The Company’s effective tax rate for the six months ended June 30, 2009 and 2008 were 34.0% and 35.61%, respectively.

Liquidity and Capital Resources

During the six months ended June 30, 2009 and 2008 cash flows from operating activities totaled $426,902 and $679,626, respectively. Cash flows from operating activities during 2009 were primarily the result of a decrease in inventory $279,219, a decrease in accounts payable and accrued expenses ($1,098,890), an increase in federal income taxes payable $102,733,an increase in prepaid expenses ($142,570), a decrease in customer deposits ($248,243) and a decrease in trade receivables 875,159. The decrease in inventory and customer deposits was due to a decrease in demand for precious metal products. The decrease in trade receivables was a result of a decrease in the sales of wholesale jewelry products. During 2008 the $679,626 cash flows from operating activities were primarily used to fund the negative cash flows from investing activities.

During the six months ended June 30, 2009 and 2008 cash flows from investing activities totaled $1,225,635 and ($717,015),  respectively. During 2009 the primary source of cash from investing activities was the result of cash received from the sale of the Company’s pawn shops in June 2009. During 2008 the Company invested $644,825 in property and equipment for it’s new facility in Dallas, Texas.

DGSE COMPANIES, Inc. and Subsidiaries

During the six months ended June 30, 2009 and 2008 cash flows from financing activities totaled ($652,095) and $434,892, respectively. The use of cash during 2009 was the result of repayment of  loans to Texas Capital Bank.  These sources of cash during 2008 were the result of borrowings against the Stanford International Bank line of credit ($1,250,000). These funds were used to repay notes payable.

We expect capital expenditures to total approximately $100,000 during the next twelve months.  It is anticipated that these expenditures will be funded from working capital. As of June 30,2009  there were no commitments outstanding for capital expenditures.

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

DGSE COMPANIES, Inc. and Subsidiaries

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
The covenants associated with our credit facility with Texas Capital Bank, N.A. exclude Superior Galleries  are as follows:

As of June 30, 2009	Requirement	Actual calculation
Minimum tangible net worth	10,500,000	12,838,477
Maximum total liabilities to tangible net worth	Not to exceed 1.00	.53
Minimum debt service coverage	Must be greater than 1.40	2.06

	Payments due by period
Contractual Cash Obligations	Total	2009	2010 - 2011	2012 – 2013	Thereafter

Notes payable	$3,239,971	$44,971	$3,195,000	$—	$—
Long-term debt and capital leases	12,103,897	340,357	9,403,271	469,381	1,890,888
Operating Leases	2,326,732	332,490	1,237,026	757,216	—
Total	$17,670,600	$717,818	$13,835,297	$1,226,597	$1,890,888

DGSE COMPANIES, Inc. and Subsidiaries

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