Form 10-Q/A
period 2009-06-30
DGSE COMPANIES INC
filed 2010-03-19
CIK 701719

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

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: March 19, 2009
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: March 19, 2009
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

By:	/s/ W. H. Oyster	Dated: March 19, 2009
W. H. Oyster
Director, President and
Chief Operating Officer

By:	/s/ John Benson	Dated: March 19, 2009
John Benson
Chief Financial Officer
(Principal Accounting Officer)