Form 10-K/A
period 2008-12-31
DGSE COMPANIES INC
filed 2010-03-22
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
(Amendment number 3)

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

REASON FOR AMENDMENT

To add explanatory notes and to disclose that (i) the goodwill impairment charge and gain on sale of property were reclassified and (ii) earnings per share data presented reflect such reclassifications.

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

In addition, Superior has agreed to a number of negative covenants in the loan agreement, including, among others, covenants not to: create or suffer a lien or other encumbrance on any collateral, subject to customary exceptions; incur, guarantee or otherwise become liable for any indebtedness, subject to customary exceptions; acquire indebtedness of another person, subject to customary exceptions and permitted inter-company transactions; issue or acquire any shares of its capital stock; pay dividends other than permitted inter-company transactions or specified quarterly dividends, or directors’ fees; sell or abandon any collateral except in the ordinary course of business or consolidate or merge with another entity; enter into affiliate transactions other than in the ordinary course of business on fair terms or permitted inter-company transactions; create or participate in any partnership or joint venture; engage in a new line of business; pay principal or interest on subordinate debt except as authorized by the credit facility; or make capital expenditures in excess of $100,000 per fiscal year

We have been informed that on February 19, 2009, a US district court placed SIBL under the supervision of a receiver and that the court enjoined SIBL's creditors and other persons from taking certain actions related to SIBL or its assets.  In addition, on the same date, Antiguan Financial Services Regulatory Commission appointed a Receiver for Stanford International Bank Ltd. This action was subsequently ratified by the High Court of Justice in Antigua and Barbuda.  As a result of SIBL's current status, we do not believe that Superior will be able to borrow additional  funds under either revolving loan, including any amounts Superior is obligated to repay to SIBL pursuant to the repayment provisions applicable to the first revolving note.   We believe that certain terms ofagreements entered into by us, Superior and/or SIBL and its affiliates in connection with our acquisition of Superiorhave been breached by SIBL or its affiliates, and we are evaluating available remedies, including but not limited to damages from responsible parties. While Superior does not currently require additional funds under the SIBL credit facility, should the need arise and Superior is unable to replace this credit facility the operations and performance of Superior could be materially adversely affected.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 6, 2007		×	8-K	January 9, 2007	2.1

2.2	Limited Joinder Agreement, dated as of January 6, 2007		×	8-K	January 9, 2007	2.9

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		x	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992		×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate		×	S-4	January 6, 2007	4.1

10.1	Renewal, Extension And Modification Agreement dated January 28, 1994, by and among DGSE Corporation and Michael E. Hall And Marian E. Hall	×	10-KSB	March 1995	10.2

10.2	Lease Agreement dated June 2, 2000 by and between SND Properties and Charleston Gold and Diamond Exchange, Inc.	×	10-KSB	March 29, 2001	10.1

10.3	Lease agreement dated October 5, 2004 by and between Beltline Denton Road Associates and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.2

10.4	Lease agreement dated December 1, 2004 by and between Stone Lewis Properties and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.3

10.5	Lease agreement dated November 18, 2004 by and between Hinkle Income Properties LLC and American Pay Day Centers, Inc.	×	10-K	April 15, 2005	10.4

10.6	Lease Agreement dated January 17, 2005 by and between Belle-Hall Development Phase III Limited Partnership and DGSE Companies, Inc.	×	S-4	January 6, 2007	10.6

10.7	Sale agreement dated executed July 5, 2007 by and between DGSE Companies, Inc. and Texas Department of Transportation	×	8-K	July 11, 2007	10.1

10.8	Purchase agreement dated July 5, 2007 by and between DGSE Companies, Inc. and 11311 Reeder Road Holdings, LP	×	8-K	July 11, 2007	10.2

10.9	Loan Agreement, dated as of December 22, 2005, between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K/A	August 17, 2006	10.1

10.10	Third Amendment to Loan Agreement, dated as of May 10, 2007, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	May 9, 2007	3.0

10.11	Support Agreement, DGSE stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.1

10.12	Securities Exchange Agreement, dated as of January 6, 2007	×	8-K	January 9, 2007	99.2

10.13	Warrant to DiGenova, issued January 6, 2007	×	8-K	January 9, 2007	99.3

10.14	Support Agreement, Superior stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.5

10.15	Asset purchase agreement, dated May 9, 2007, by and between DGSE Companies, Inc. and Euless Gold & Silver, Inc.	×	8-K	May 9, 2007	1.0

10.16	Subordinated Promissory Note dated May 9, 2007	×	8-K	May 9, 2007	2.0

10.17	Registration Rights Agreement with Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.1

10.18	Corporate Governance Agreement with Dr. L.S. Smith and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.2

10.19	Escrow Agreement with American Stock Transfer & Trust Company and Stanford International Bank Ltd., as stockholder agent, dated as of May 30, 2007	×	8-K	May 31, 2007	99.3

10.20	Form of Warrants	×	8-K	May 31, 2007	99.4

10.21	Amended and Restated Commercial Loan and Security Agreement, by and between Superior Galleries Inc. and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.5

10.22	Employment Agreement with L.S. Smith, dated as of May 30, 2007		×	8-K	May 31, 2007	99.6

10.23	Employment Agreement with William H. Oyster, dated as of May 30, 2007		×	8-K	May 31, 2007	99.7

10.24	Employment Agreement with John Benson, dated as of May 30, 2007		×	8-K	May 31, 2007	99.8
23.1	Consent of Cornwell Jackson	×

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John Benson	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John Benson	×

(b) Reports on Form 8-K :

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: March 22, 2010
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ L. S. Smith	Dated: March 22, 2010
L.S Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

By:	/s/ W. H. Oyster	Dated: March 22, 2010
W. H. Oyster
Director, President and
Chief Operating Officer

By:	/s/ John Benson	Dated: March 22, 2010
John Benson
Chief Financial Officer
(Principal Accounting Officer)

By:	/s/ William P. Cordeiro	Dated: March 22, 2010
Director

By:	/s/ Craig Allan-Lee	Dated: March 22, 2010
Director

By:	/s/Mitch Stoltz	Dated: March 22, 2010
Director

By:	/s/David Rector	Dated: March 22, 2010
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

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007	2006

Revenue
Sales	$104,670,207	$60,912,663	$43,668,973
Consumer loan service charges	548,853	306,413	187,772
Management fees	-	250,000	—
	105,219,060	61,469,076	43,856,745
Costs and expenses
Cost of goods sold	91,237,578	51,711,643	36,809,910
Selling, general and administrative expenses	9,841,806	8,321,544	5,529,314
Depreciation and amortization	484,832	247,857	111,259
Impairment of goodwill	7,337,443	—	—
Gain of sale of property	—	(579,447)	—
	108,901,659	59,701,597	42,450,483

Operating income	(3,682,599)	1,767,479	1,406,262

Other (income) expense
Other income	87,693	26,782	(16,534)
Interest expense	902,897	675,199	408,269

Earnings before income taxes	(4,673,189)	1,065,498	1,014,527

Income tax expense	1,048,997	250,056	348,188

Net earnings (loss) from continuing operations	(5,721286)	815,442	666,339

Discontinued operations:
Loss (Gain) from discontinued operations (less applicable income tax benefit (expense) of $1,097,231, ($18,556) and $28,382, respectively)	2,129,920	(21,207)	55,094
Loss on disposal of discontinued operations (less applicable income tax benefit of $0, $26,208 and $0, respectively)	—	81,630	—

Net earnings	$(7,851,207)	$755,019	$611,245

Earnings per common share
Basic
From continuing operations	$(.58)	$.11	$.14
From discontinued operations	(.23)	(.01)	(.02)
Net earnings per common share	$(.81)	$.10	$.12

Diluted
From continuing operations	$(.58)	$.10	$.13
From discontinued operations	(.23)	(.01)	(.01)
Net earnings per common share	$(.81)	$.09	$.12

Weighted average number of common shares:
Basic	9,708,045	7,507,579	4,913,920
Diluted	9,708,045	8,281,887	5,006,909

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

In response to certain SEC comments in conjunction with their procedural review of the Company’s Form 10K for the years ended December 31, 2008 and 2007 filed on March 31, 2009.  The Company has made certain reclassifications to the Statement of Operation for the years ended December 31, 2008 and 2007 which are included herein to the Amended Form 10K for the years ended December 31, 2008 and 2007.  The Company reclassified the impairment of goodwill in the amount of $8,185,444 from other income (expense) to discontinued operations ($559,681), net of applicable income tax expense ($289,220) and to costs and expenses ($7,337,443). The reclassifications were made in order to comply with presentation required by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The reclassification did not affect the Company’s net earnings for the year ended December 31, 2008.  The following outlines the effect of the reclassification for the year ended December 31, 2008.

	As Originally Reported	As Adjusted	Effect of Change
Sales	$105,219,060	$105,219,060	-

Costs and expenses	101,564,216	108,901,659	7,337,443

Operating income	3,654,844	(3,682,599)	7,337,443

Other (income) expense	9,176,034	990,590	(8,185,444)

Earnings before income taxes	(5,521,190)	(4,673,189)	(848,001)

Income tax expense	759,777	1,048,997	289,220

Net earnings (loss) from continuing operations	(6,280,967)	(5,721,286)	(559,681)

Discontinued operations:
Loss (Gain) from discontinued operations (less applicable income tax benefit (expense)	1,570,240	2,129,920	559,681
Loss on disposal of discontinued operations (less applicable income tax benefit)	-	-	-

Net earnings	$(7,851,207)	$(7,851,207)	-

Earnings per common share
Basic
From continuing operations	$(.65)	$(.58)	$.07
From discontinued operations	(.16)	(.23)	(.07)
Net earnings per common share	$(.81)	$(.81)	$-

Diluted
From continuing operations	$(.65)	$(.58)	$.07
From discontinued operations	(.16)	(.23)	(.07)
Net earnings per common share	$(.81)	$(.81)	$-

DGSE COMPANIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006

Certain reclassifications have been made to the Company’s Statement of Operation for the year ended December 31, 2007.  The Company reclassed the gain on the sale of the Company’s previous operating facility in the amount of $579,447 from other income (expense) to costs and expenses. The reclassifications were made in order to comply with presentation required by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The reclassification did not affect the Company’s net earnings for the year ended December 31, 2007.  The following outlines the effect of the reclassification for the year ended December 31, 2007.

	As Originally Reported	As Adjusted	Effect of Change
Sales	$61,469,076	$61,469,076		-

Costs and expenses	60,281,044	59,701,597		(579,447)

Operating income	1,188,032	1,767,479		(579,447)

Other (income) expense	122,534	701,981		579,117

Earnings before income taxes	1,065,498)	1,065,498		--

Income tax expense	250,056	250,056		--

Net earnings (loss) from continuing operations	815,442)	815,442		--

Discontinued operations:
Loss (Gain) from discontinued operations (less applicable income tax benefit (expense)	(21,207)	(21,207)		--
Loss on disposal of discontinued operations (less applicable income tax benefit)	81,630	81,630		-

Net earnings	$755,019)	$755,019)		-

Earnings per common share
Basic
From continuing operations	$.11	$.11	$	.--
From discontinued operations	(.01)	(01)		--
Net earnings per common share	$.10	$.10		$-

Diluted
From continuing operations	$.10	$.10)		$--
From discontinued operations	(.01)	(.01)		--
Net earnings per common share	$(.09)	$(.09)		$-

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
Notes to Consolidated Financial Statements - continued
December 31, 2008, 2007 and 2006
Note 10 – Earnings Per Common Share

A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006 is as follows:

Net Earnings		Shares	Per Share
	(In thousands, except per share data)
Year ended December 31, 2008
Basic earnings per common share	$(7,851,207)	9,708,045	$(0.81)
Effect of dilutive stock options	—	—

Diluted earnings per common share	$(7,851,207)	9,708,045	$(0.81)
Year ended December 31, 2007
Basic earnings per common share	$755,019	7,507,579	$0.10
Effect of dilutive stock options	—	774,308

Diluted earnings per common share	$755,019	8,281,887	$0.09
Year ended December 31, 2006
Basic earnings per common share	$611,245	4,913,920	$0.12
Effect of dilutive stock options	—	93,619

Diluted earnings per common share	$611,245	5,006,909	$0.12

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