Form 10-K
period 2009-12-31
DGSE COMPANIES INC
filed 2010-03-31
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐            NO ☑

Aggregate market value of the 3,774,762 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on the NYSE Amex on June 30, 2009.	$4,152,238

Number of shares of Common Stock outstanding as of the close of business on March 27, 2010:	9,863,635

Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2010 Annual Meeting of Stockholders of DGSE Companies, Inc. are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	27
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item 9A.	Controls and Procedures	27
Item 9B.	Other Information	28

	PART III

Item 14.	Principal Accountant Fees and Services

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	29

PART I

ITEM 1.  BUSINESS.

Overview

Unless the context indicates otherwise, references to "we," "us", "our"and”DGSE” refers to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

We buy and sell jewelry, bullion products and rare coins.  Our customers include individual consumer, dealers and institutions throughout the United States.  In addition, we make collateralized loans to individuals in the State of Texas prior to the sale of our pawn shops.  Our products and services are marketed through our facilities in Dallas and Euless, Texas; Mt. Pleasant, South Carolina; Woodland Hills, California and through our internet web sites DGSE.com; CGDEinc.com; SGBH.com; SuperiorPreciousMetals.com; SuperiorEstateBuyers.com; USBullionExchange.com; Americangoldandsilverexchange.com; and FairchildWatches.com.

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

Superior Precious Metals was also launched in late 2007 and functions as a retail precious metals arm of DGSE. Professional account managers provide a convenient way for individuals and companies to buy and sell precious metals and rare coins. This activity is supported by the internally developed account management and trading platform created as part of DGSE’s USBullionExchange.com precious metals system.

In June 2009 we sold the assets of National Jewelry Exchange, Inc. (our two pawn shops) to an unrelated third party.

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

Bullion and rare coin products are purchased and sold based on current market price.  The availability of precious metal products is a function of price as virtually all bullion items are actively traded.  Precious metals sales amounted to 50% of total revenues 2009, 43.2% of total revenues for 2008, and 33.6% in 2007.

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

All of the Company’s websites are being  redesigned, expanded and integrated. It is expected that all of the new websites will be ready for launch in early 2010.

We did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 2009, 2008 or 2007.

Sales and Marketing

All of our activities rely heavily on local television, radio and print media advertising.  Marketing activities emphasize our broad and unusual array of products and services and the attractiveness of its pricing and service.

We market our bullion and rare coin trading services through a combination of advertising in national coin publications, local print media, coin and bullion wire services and our internet web site.  Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry.  Cash on confirmation means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals.  Customer orders for bullion or rare coin trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's credit standing.   Our backlogs for fabricated jewelry products were not significant as of December 31, 2009, 2008 and 2007.

Seasonality

The retail and wholesale jewelry business is seasonal.  We realized  25.9%, 22.2% and 37.2%  of our annual sales in the fourth quarters of 2009, 2008 and 2007, respectively.

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

Employees

As of December 31, 2009, we employed 82 individuals, 81 of whom were full time employees.

Available Information

Our website is located at www.dgse.com. Through this website, we make available free of charge all of our Securities and Exchange Commission filings.  In addition, a complete copy of our Code of Ethics is available through this website.

Discontinued Operations and Acquisitions

Discontinued Operations.

In December 2008 we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008 and 2007. As a result, the operating results of the auction segment have been reclassified to discontinued operations for  2009, 2008 and 2007. During 2008 the auction segment incurred a pretax loss of $2,379,151 and during 2009 the auction segment incurred a pretax loss of $ 795,328. The 2009 loss is the last of the charges from the auction segment.

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

In June 2009 we sold the assets of National Jewelry Exchange, Inc. (our two pawn shops) to an unrelated third party for cash in the amount of $ 1,324.450. The proceeds were used to retire $400,000 of our bank debt and the balance was used for working capital.

In December we discontinued the operations of Superior Estate Buyers due to operating loss incurred during the first half of the year  in the amount of $ 87,120.

As a result, operating results from these business segments have been reclassified to discontinued operations for all periods presented.  As of December 31, 2009 there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.

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

Euless Gold & Silver, Inc.

On May 9, 2007 we purchased all of the tangible assets of Euless Gold and Silver, Inc., located in Euless, Texas.  The purchase price paid for these assets totaled $1,000,000 including $600,000 in cash and a two year note in the amount of $400,000.  This note was paid in full in May 2009. We opened a new retail store in the former Euless Gold & Silver facility and operate under the name of Dallas Gold & Silver Exchange.  Of the assets received, $990,150 was inventory and the remainder was fixed assets.

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

Effective internal controls and disclosure controls and processes are necessary for us to provide reliable financial reports and to detect and prevent fraud. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

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

Rule 704 of the NYSE:Amex rules requires that listed companies hold annual meeting no later than 12 months after the close of the fiscal year.

As a result of the Receivership involving Stanford International Bank , The Company did not hold an annual meeting in 2009 and therefore may not be incompliance with the requirements of the Exchange. The Company has scheduled an annual meeting April of 2010.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the NYSE Amex. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we’re required to include management’s report on internal controls as part of our annual report for the year ending December 31, 2009 pursuant to Section 404 of the Sarbanes-Oxley Act.  We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value and liquidity of our securities.

The revolving credit facilities with Stanford International Bank Ltd. and Texas Capital Bank, N.A. is each collateralized by a general security interest in our assets. If we were to default under the terms of either credit facility, the lender would have the right to foreclose on our assets.

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which  permits borrowings up to a maximum principal amount of $4.3 million. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of December 31, 2009, approximately $3.3 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

In October 2003, Superior entered into a revolving credit facility with Stanford Financial Group Company, which we refer to as SFG, which has assigned the facility to Stanford. The facility currently permits borrowings up to a maximum principal amount of $11.5 million, up to $6.5 million of which Superior may upstream to DGSE. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of Superior’s assets and, to the extent of money to DGSE, substantially all of DGSE’s assets. As of December 31, 2009, approximately $9.7 million was outstanding under the revolving credit facility. If Superior were to default under the terms and conditions of the revolving credit facility, Stanford would have the right to accelerate any indebtedness outstanding and foreclose on Superior’s assets, and, subject to intercreditor arrangements with Texas Capital Bank and other limitations, our assets, in order to satisfy Superior’s indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

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

On January 27, 2010, DGSE Companies, Inc.(“DGSE”) and Stanford International Bank, LTD (‘SIBL”), which is the beneficial owner of a significant equity interest in DGSE, a primary lender to a wholly owned subsidiary of DGSE and subject to certain agreements with DGSE and its Chairman,  entered into definitive agreements whereby  SIBL will terminate all agreements, will convert all of its debt, interest and other expenses and  will sell all of its equity interests including common stock and warrants to DGSE or its assignees.

Stanford and its affiliates, including SIBL are under receivership, and, accordingly, the transaction is subject to the approval of the United States District Court for the Northern District of Texas which has jurisdiction for the assets of SIBL. The agreements also contain other closing conditions including, but not limited to the receipt of all United States governmental and regulatory approvals, if any, the receipt of third party approvals, consents and/or waivers as may be required in connection with the transaction and compliance with United States regulatory and governmental requirements, including proof acceptable to the Company, that upon transfer to the purchaser or its assignees that they will receive title to the Securities free and clear of all liens. It is anticipated that additional 8-K’s may be filed upon the occurrence of material events related to this matter.

As a result of the transaction, it is anticipated that the immediate shares outstanding of the Company will be reduced by all or part of approximately 3,400,000 held by SIB and over $9,000,000 in obligations owed by a subsidiary of DGSE to SIBL will be eliminated.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

We own a 20,000 square foot facility at 11311 Reeder Rd, Dallas, Texas which houses retail and wholesale jewelry, bullion and rare coin trading operations and our principal executive offices. The land and buildings are subject to a mortgage maturing in August 2016, with a balance outstanding of approximately $2,251,387 as of December 31, 2009.

Our Euless, TX location is a 2,158 square foot facility which houses retail jewelry, bullion and rare coin trading operations.  Our monthly lease payments at December 31, 2009 are $2,248 and the lease is due to expire June 30, 2015.

CGDE operates in a leased 2,367 square foot facility in Mt. Pleasant, South Carolina. The lease expires in May 2015 and requires monthly lease payments in the amount of $4,575.

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

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On October 31, 2007, our Common Stock began trading on the NYSE Amex under the symbol “DGC” and is currently trading under the symbol “DGSE”.  Previously, our Common Stock was traded on the NASDAQ Small CAP Market under the symbol “DGSE”.  The following table sets forth for the period indicated, the per share high and low bid quotations as reported by NASDAQ or actual closing sale prices as reported on NYSE Amex for our common stock.  During the past three years, we have not declared any dividends with respect to our common stock. We intend to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of common stock in the foreseeable future.

The following quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not reflect actual transactions. High and low bid quotations for the last two years were:

2009	High	Low
Fourth Quarter	$1.750	$1.16
Third Quarter	1.50	0.780
Second Quarter	1.20	0.76
First Quarter	1.95	0.76
2008	High	Low
Fourth Quarter	$2.600	$0.760
Third Quarter	3.800	2.420
Second Quarter	5.040	2.920
First Quarter	5.45	4.000

On March 26, 2010, the closing sales price for our common stock was $2.06 and there were 558 shareholders of record.

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

The following table summarizes options outstanding as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,544,134	$2.34	700,000
Equity compensation plans not approved by security holders	None	—	None
Total	1,543,134	$2.34	700,000

Stock Performance Table

The following table represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index, the S&P 600 Small Cap Index and the S&P Retail Index for the period from January 1, 2004 to December 31, 2009.  The comparison assumes $100 was invested on December 31, 2004 and dividends, if any, were reinvested for all years ending December 31.

Comparison of Five Year Cumulative Return

Date:	DGSE Common Stock	NASDAQ Composite Index	S&P Retail Index	S&P 600 Small Cap Index
2004	100	100	100	100
2005	83	111	136	142
2006	59	113	134	142
2007	75	124	146	172
2008	490	197	143	199
2009	42	78	73	73

On June 27, 2006 stockholders of the Company approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan). During the year ended December 31, 2007, there were 130,000 options granted to our non-employee directors under this plan and, as a result, there are 700,000 shares available for future grants under the 2006 Plan.

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

Impairment of Long-Lived and Amortized Intangible Assets.  The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives, including the customer base acquired in the Superior acquisition, whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations.   Based on our evaluations no impairment was required as of December 31, 2009.

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

Pawn loans (“loans”) were made with the collateral of tangible personal property for one month with an automatic 60-day extension period.  Pawn service charges were recorded at the time of redemption at the greater of $15 or the actual interest accrued to date.  If the loan was not repaid, the principal amount loaned plus accrued interest (or the fair value of the collateral, if lower) became the carrying value of the forfeited collateral (“inventories”) which was recovered through sales to customers.

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

As a result of this analysis, $8,185,443 of goodwill was written off during the 4th quarter of fiscal 2008 relating to the goodwill resulting from the Superior Galleries acquisition.  The evaluation of other long-lived intangible assets relating to the Superior Galleries acquisition were not written off due to new business generated from the Superior Galleries, Inc. through the establishment of two new entities, Superior Estate Buyers and Superior Precious Metals, which attracted approximately $9.8 million and $1.8 million, respectively, in revenues in their first full year of operations in 2008.  These charges were driven by current projections and valuation assumptions that reflected the Company’s belief that the Superior Galleries, Inc. wholesale auction and coin segments would not sustain adequate growth and profitability to generate cash flow, especially in the current downtown in the economy.

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

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended December 31, 2009 and 2008, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

Results of Operations

Comparison of the Years ended December 31, 2009 and 2008

Revenues decreased by $15,854,000 or 15.6%, in 2009.  This decrease was primarily the result of a $2,652,000 or   5.8% decrease in the sale of precious metals products, a $11,958,000 or 32.6% decrease in retail jewelry sales and a $1,890,000, or 11.8% decrease in rare coin sales. The decreases in precious metals and rare coin sales were due to a reduced availability of precious metal products and the reduction of activity at Superior as a result of the discontinuance of the auction business segment. The decrease in jewelry sales was due to the sluggish retail environment. in addition, the discontinuance of the auction business segment and the sale of our pawn shops had an indirect effect on our retail sales.  Cost of goods sold as a percentage of sales decreased to 85.6% in 2009 from 87.2% in 2008 and gross margins increased to 14.4% in 2009 from 12.3% in 2008.  This increase was due to the decrease in precious metal sales which have a lower margin than jewelry and rare coins revenues.

Selling, general and administrative expenses increased $2,446,000 or 29.43% during the year. This increase was due to higher advertising and payroll related cost. Depreciation and amortization increased by $14,066 during 2009 due to new assets being placed into service. The decrease in interest expense was due to the reduction in debt outstanding and the non payment of the Superior related debt to Stanford International Bank resulting from the bank’s default under the loan agreement. Loss from discontinued operations was the result of the discontinuing the operations of our live

During 2008, the Company reflected $8,185,443 of goodwill relating to the acquisition of Superior Galleries. Inc. in May 2007. Under SFAS No. 142, the Company is required to undertake an annual impairment test at its year end or when there is a triggering event. In addition to the annual impairment review, there were a number of triggering events in the fourth quarter due to the significant operating losses of Superior and the impact of the economic downturn on Superior’s operations and the decline in the Company’s share price resulting in a substantial discount of the market capitalization to tangible net asset value. An evaluation of the recorded goodwill was undertaken, which considered two methodologies to determine the fair-value of the entity:

•	A market capitalization approach, which measure market capitalization at the measurement date.
•
A discounted cash flow approach, which entails determining fair value using a discounted cash flow methodology.  This method requires significant judgment to estimate the future cash flow and to determine the appropriate discount rates, growth rates, and other assumptions.

Each of these the Company believes has merit, and resulted in the determination that goodwill was impaired. Accordingly, to reflect the impairment, the Company recorded a non-cash charge of $8,185,443, which eliminated the value of the goodwill related to Superior.

In November 2008 we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for 2009, 2008 and 2007. During 2008 the auction segment incurred a pretax loss of $3,227,151which includes $848,000 related to the impairment of goodwill associated with the Superior acquisition in May 2007.  During 2009 the auction segment incurred a pretax loss of $710,056.

In June 2009 we sold the assets of National Jewelry Exchange, Inc. (our two pawn shops to an unrelated third party for cash in the amount of $ 1,324.450. The proceeds were used to retire $400,000 of our bank debt and the balance was used for working capital. As a result, the operations results of this segment have been classified as discontinued operations.

In December 2009, the Company decided to discontinued operations of Superior Estate Buyers. This decision was based on the substantial losses being incurred by this component during 2009. As a result, the operating results of this segment have been reclassified to discontinued operations for 2009, 2008 and 2007. During 2009, Superior Estate Buyers incurred a pretax loss of $87,120.

As a result, operating results from these business segments have been reclassified to discontinued operations for all periods presented

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences related to the goodwill impairment.  The Company’s effective tax rate was 31.5% and 23.1% for the year ended December 31, 2009 and 2008, respectively.

Comparison of the Years ended December 31, 2008 and 2007

Revenues increased by $43,749,984 or 71.2%, in 2008.  This increase was primarily the result of a $24,296,000 or 114.9% increase in the sale of precious metals products, a $17,254,000, or 89.2% increase in retail jewelry sales and a $1,992,000, or 14.3% increase in rare coin sales. The increases in precious metals, rare coin and jewelry sales were due to a price increase in gold products ($13,435,000),  acquisition of Superior Galleries ($14,500,000) and Euless Gold and Silver ($8,600,000). Consumer loan service fees increased by $242,440 in 2008 due to increased loans outstanding during the year.  Cost of goods as a percentage of sales increased to 86.7% in 2008 from 84.1% in 2007 and gross margins decreased to 12.8% in 2008 from 15.9% in 2007.  This decrease was due to the significant increase in precious metal sales which have a much lower margin than jewelry and rare coins revenues.

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

Each of these  the Company believes has merit, and resulted in the determination that goodwill was impaired. Accordingly, to reflect the impairment, the Company recorded a non-cash charge of $8,185,443, which eliminated the value of the goodwill related to Superior.

In November 2008 we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for both 2009,2008 and 2009. During 2008 the auction segment incurred a pretax loss of $3,227,151which includes $848,000 related to the impairment of goodwill associated with the Superior acquisition in May 2007.

In June 2009 we sold the assets of National Jewelry Exchange, Inc. (our two pawn shops to an unrelated third party for cash in the amount of $ 1,324.450. The proceeds were used to retire $400,000 of our bank debt and the balance was used for working capital.

As a result, operating results from this business segment has been reclassified to discontinued operations for all periods presented

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences related to the goodwill impairment.  The Company’s effective tax rate was 11.4% and 23% for the year ended December 31, 2009 and 2008, respectively.  The provisions for deferred taxes increased due to the impairment of goodwill in 2008

Liquidity and Capital Resources

During the three years ended December 31, 2009 cash flows from operating activities totaled  $1,317,816, ($1,013,482), and (4,342,513), respectively. Cash provided in operating activities during 2009 was primarily the result of an decrease in trade receivables $2,173,749, a increase in accounts payable and accrued expenses $541,105, and a increase in customer deposits ($870,284). These uses of cash were partially offset by a increase in inventory ($2,362,528) and an increase in prepaid expenses.  The increase in deposits was primarily the result of price increase in gold products and a significant increase in the demand for precious metal products. Cash used in operating activities during 2008 was primarily the result of an increase in inventory ($3,077,051) offset by a decrease in trade receivable 1,473,136 and an increase in customer deposits 915,554. These increases were primarily the re the result of the acquisition of Superior Galleries, Inc. in May of 2007.

During the three years ended December 31, 2009 cash flows from investing activities totaled $851,204 ($1,222,178), and ($3,546,379). The cash provided in 2009 was the result of the proceeds from the sale discontinued operations (1,324,450) The uses of cash in 2008 and 2007 were primarily the result of building improvements ($1,130,602) during 2008, the purchase of a new facility ($3,780,554) during 2007 and cost related to the acquisition of Superior Galleries, Inc.($375,280)during 2007.During 2007 the Company sold it’s former corporate offices and store for cash in the amount of $1,299,898.

During the three years ended December 31, 2009 cash flows from financing activities totaled ($942,389), $1,919,205 and $7,215,158. These cash flows were the result of borrowings and repayments of loans.

We expect capital expenditures to total approximately $150,000 during the next twelve months.  It is anticipated that these expenditures will be funded from working capital. As of December 31, 2009 there were no commitments outstanding for capital expenditures.

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

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $3.3 million. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of December 31, 2009, approximately $3.3 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. This credit facility matures in June 2010.

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

Loan proceeds can only be used for customer loans inventory purchases and receivables consistent with specified loan policies and procedures and for permitted inter-company transactions. Permitted inter-company transactions are loans or dividends paid to us or our other subsidiaries. We guaranteed the repayment of these permitted inter-company transactions pursuant to a secured subordinated guaranty in favor of Stanford.  In connection with the secured guarantee, Stanford and Texas Capital Bank, N.A., our primary lender, entered into an intercreditor agreement with us, and we entered into a subordination agreement with Superior, both of which subordinate Stanford's security interests and repayment rights to those of Texas Capital Bank.  As of December 31, 2009, approximately $9.2 million was outstanding under this credit facility and there were no intercompany transactions outstanding.

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

On January 27, 2010, DGSE Companies, Inc.(“DGSE”) and Stanford International Bank, LTD (‘SIBL”), which is the beneficial owner of a significant equity interest in DGSE, a primary lender to a wholly owned subsidiary of DGSE and subject to certain agreements with DGSE and its Chairman,  entered into definitive agreements whereby  SIBL will terminate all agreements, will convert all of its debt, interest and other expenses and  will sell all of its equity interests including common stock and warrants to DGSE or its assignees.

Stanford and its affiliates, including SIBL are under receivership, and, accordingly, the transaction is subject to the approval of the United States District Court for the Northern District of Texas which has jurisdiction for the assets of SIBL. The agreements also contain other closing conditions including, but not limited to the receipt of all United States governmental and regulatory approvals, if any, the receipt of third party approvals, consents and/or waivers as may be required in connection with the transaction and compliance with United States regulatory and governmental requirements, including proof acceptable to the Company, that upon transfer to the purchaser or its assignees that they will receive title to the Securities free and clear of all liens. It is anticipated that additional 8-K’s may be filed upon the occurrence of material events related to this matter.

As a result of the transaction, it is anticipated that the immediate shares outstanding of the Company will be reduced by all or part of approximately 3,400,000 held by SIB and over $10,000,000 in obligations owed by a subsidiary of DGSE to SIBL will be eliminated.

On October 17, 2007, we closed on the purchase of our new headquarters location.  As a result, we assumed a new loan with a remaining principal balance of $2,323,484 and an interest rate of 6.70%.  The loan has required monthly payments of $20,192 with the final payment due on August 1, 2016.

	Payments due by period
Contractual Cash Obligations	Total	2010	2011 - 2012	2013 – 2014	Thereafter
Notes payable	$3,243,569	$3,243,569	$--	$--	$--
Long-term debt and capital leases	3,340,218	242,304	732,163	484,608	1,881,143
Operating Leases	2,108,774	523,769	1,248,447	302,486	34,072
Total	$8,692,561	$4,009,642	$1,980,610	$787,094	$1,915,215

In addition, we estimate that we will pay approximately $385,000 in interest during the next twelve months.

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

ITEM 8. FINANCIAL STATEMENTS.

(a)	Financial Statements (see pages F-1 to F-25 of this report).

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: March 30, 2010
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ L. S. Smith	Dated: March 30, 2010
L.S Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

By:	/s/ W. H. Oyster	Dated: March 30, 2010
W. H. Oyster
Director, President and
Chief Operating Officer

By:	/s/ John Benson	Dated: March 30, 2010
John Benson
Chief Financial Officer
(Principal Accounting Officer)

By:	/s/ William P. Cordeiro	Dated: March 30, 2010
Director

By:	/s/ Craig Allan-Lee	Dated: March 30, 2010
Director

By

By:	/s/David Rector	Dated: March 30, 2010
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of DGSE Companies, Inc.

We have audited the accompanying consolidated balance sheets of DSGE Companies, Inc. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2009, 2008, and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of operations and its cash flows for the years ended December 31, 2009, 2008, and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cornwell Jackson Advisors
Plano, Texas
March 31, 2010

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,446,724	$220,093
Trade receivables	649,310	1,928,867
Inventories	17,766,285	15,321,309
Prepaid expenses	807,298	522,494
Prepaid federal income tax	639,372	639,372
Current assets of discontinued operations	—	2,064,460
Total current assets	21,308,989	20,696,595

Marketable securities – available for sale	45,000	—
Property and equipment, net	4,713,142	4,675,530
Deferred income taxes	1,731,175	1,908,032
Goodwill	837,117	837,117
Intangible assets	2,464,006	2,492,673
Other assets	260,904	209,008
Non-current assets of discontinued operations	295,617	524,960
	$31,655,950	$31,343,915

LIABILITIES
Current Liabilities:
Notes payable	$48,569	$191,078
Current maturities of long-term debt	310,714	599,972
Line of credit	3,195,000	3,595,000
Accounts payable – trade	1,472,663	734,906
Accrued expenses	492,710	644,318
Customer deposits	2,092,593	1,222,309
Current liabilities of discontinued operations	—	45,044
Total current liabilities	7,612,249	7,032,627

Long-term debt, less current maturities	11,605,143	11,715,765
	19,217,392	18,748,392

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,863,635 and 9,833,635 shares issued and outstanding at the end of each period in 2009 and 2008	98,637	98,337
Additional paid-in capital	18,698,091	18,541,662
Accumulated other comprehensive loss	—	—
Retained deficit	(6,358,170)	(6,044,476)
	12,438,558	12,595,523

	$31,655,950	$31,343,915

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2009	2008	2007
Revenue
Sales	$85,369,679	$101,224,082	$59,856,414
Consumer loan service charges	—	—	86,019
Management fees	—	—	250,000
	85,369,679	101,224,082	60,192,433
Costs and expenses
Cost of goods sold	73,105,758	88,802,032	50,932,507
Selling, general and administrative expenses	10,753,717	8,307,924	7,637,399
Depreciation and amortization	410,838	396,772	226,406
Impairment of goodwill	—	7,337,443	—
Gain of sale of property	—	—	(579,447)
	84,270,313	104,844,171	58,216,865

Operating income	1,099,366	(3,620,089)	1,975,568

Other (income) expense
Other income	(3,813)	87,694	26,782
Interest expense	401,105	902,897	675,199

Earnings before income taxes	702,074	(4,610,680)	1,273,587

Income tax expense	221,457	1,069,351	325,843

Net earnings (loss) from continuing operations	480,617	(5,680,031)	947,744

Discontinued operations:
Loss (Gain) from discontinued operations (less applicable income tax benefit (expense) of $3,526, $1,118,485 and $57,231, respectively)	803,848	2,171,176	111,095
Loss (Gain) on disposal of discontinued operations (less applicable income tax benefit (expense) of ($4,913), $0 and $26,208, respectively)	(9,537)	—	81,630

Net earnings (loss)	$(313,694)	$(7,851,207)	$755,019

Earnings per common share
Basic
From continuing operations	$.05	$(.59)	$.13
From discontinued operations	(.08)	(.22)	(.03)
Net earnings per common share	$(.03)	$(.81)	$.10

Diluted
From continuing operations	$.05	$(.59)	$.11
From discontinued operations	(.08)	(.22)	(.02)
Net earnings per common share	$(.03)	$(.81)	$.09

Weighted average number of common shares:
Basic	9,838,735	9,708,045	7,507,579
Diluted	9,838,735	9,708,045	8,281,887

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31,

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Comprehensive			Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Income (Loss)	Deficit)	Income (Loss)			Income (Loss)	Equity
Balance at January 1, 2007	4,913,290	$49,133	$5,708,760	$1,051,712				$(132,245)	$6,677,360
Net earnings				755,019	$	[(755,019	)]		755,019
Other comprehensive income, net of tax:
Unrealized gain on marketable securities						34,957		34,957	34,957
Comprehensive income					$	[( 789,976	)]
Acquisition of Superior	3,669,067	36,691	12,593,172						12,629,863
Conversion of warrants	908,000	9,080	142,485						151,565
Stock based compensation			28,817						28,817

Balance at December 31, 2007	9,490,357	$94,904	$18,473,234	$1,806,731				$(97,288)	$20,277,581
Net loss				(7,851,207)	$	[(7,851,207	)]		$(7,851,207)
Other comprehensive income, net of tax:
Impairment of marketable securities						97,288		97,288	97,288
Comprehensive income					$	[(7,753,919	)]
Stock option expense			36,092						36,092
Stock issued in Heritage settlement	8,372	83	49,916						49,999
Stock warrants exercised	334,906	3,350	(17,580)						(14,230)

Balance at December 31, 2008 .	9,833,635	$98,337	$18,541,662	$(6,044,476)				$—	$12,595,523
Net loss				(313,694)					(313,694)
Stock option expense			84,729						84,729
Stock issued in exchange for rent concession	30,000	300	71,700						72.000

Balance at December 31, 2009	9,863,635	$98,637	$18,698,091	(6,358,170)				$—	$12,438,558

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008	2007
Cash flows from operating activities

Net earnings	$(313,694)	$(7,851,207)	$755,019
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	410,838	484,832	253,887
Impairment of Goodwill	—	8,185,443	—
Deferred taxes	176,857	(102,827)	(31,692)
(Gain)/Loss on sale of marketable securities	—	115,991	(3,890)
Stock options expense	84,729	18,512	28,817
Loss (gain) on discontinued operations	(14,500)	—	120,495
Gain on sale of building	—	—	(579,447)
Settlement of Heritage litigation	—	50,000	—
(Increase) decrease in operating assets and liabilities
Trade receivables	2,173,749	1,473,136	(3,345,559)
Inventories	(2,362,528)	(3,077,051)	(928,838)
Prepaid expenses and other current assets	(223,275)	(27,417)	(70,810)
Change in other assets	(25,749)	49,583	181,855
Accounts payable and accrued expenses	541,105	(668,000)	(785,193)
Change in customer deposits	870,284	915,554	24,712
Federal income taxes payable	—	(580,031)	38,131
Net cash provided by (used in) operating activities	1,317,816	(1,013,482)	(4,342,513)
Cash flows from investing activities
Pawn loans made	(635,020)	(1,294,876)	(714,209)
Pawn loans repaid	328,074	649,122	380,060
Recovery of pawn loan principal through sale of forfeited collateral	298,483	624,557	204,121
Pay day loans made	—	—	(164,289)
Pay day loans repaid	—	—	125,982
Purchase of property and equipment	(419,783)	(1,130,602)	(3,780,554)
Deal cost for Superior Galleries acquisition	—	(70,379)	(375,280)
Investment in securities	(45,000)
Acquisition of Euless Gold & Silver	—	—	(600,000)
Proceeds from sale of discontinued operations	1,324,450	—	77,496
Proceeds from sale of building	—	—	1,299,898
Proceeds from sale of marketable securities	—	—	396
Net cash provided by (used in) investing activities	851,204	(1,222,178)	(3,546,379)
Cash flows from financing activities
Proceeds from debt	—	2,500,000	6,991,578
Mortgage on new corporate office and store location	—	—	2,441,992
Issuance of common stock	—	—	139,500
Repayments of notes payable and line of credit	(942,389)	(580,795)	(2,357,842)
Net cash provided by financing activities	(942,389)	1,919,205	7,215,158

Net increase (decrease) in cash and cash equivalents	1,226,631	(316,455)	(673,734)
Cash and cash equivalents at beginning of period	220,093	536,548	1,210,282
Cash and cash equivalents at end of period	$1,446,724	$220,093	$536,548
Supplemental disclosures:
Cash paid during the year for:
Interest	$381,919	$904,242	$572,592
Income taxes	$0	$600,000	$50,000
Non cash Financing Activities:
Issuance of common stock in exchange for rent concession	$70,000

The accompanying notes are an integral part of these consolidated financial statements.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

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

On July 13, 2007, the Company sold the loan balances from our American Pay Day Center locations and discontinued operations in those locations.  During 2007, we recognized a pretax loss of $107,838 on the disposal of assets and a pretax loss of $51,937 from operations.

In November 2008, the Company decided to discontinue the live auction segment of its business activities. The decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for 2009, 2008 and 2007. During 2009 and 2008, the auction segment incurred pretax losses of $710,656 and $2,379,151.

On July 16, 2009, the Company sold the assets of our National Pawn locations and discontinued operations in those locations. As a result, the operating results of National Pawn have been reclassified to discontinued operations for 2009, 2008 and 2007. During 2009, we recognized a pretax gain of $14,450 on the disposal of assets and incurred a pretax loss of $9,599 from operations.

In December 2009, the Company decided to discontinued operations of Superior Estate Buyers. This decision was based on the substantial losses being incurred by this component during 2009. As a result, the operating results of this segment have been reclassified to discontinued operations for 2009, 2008 and 2007. During 2009, Superior Estate Buyers incurred a pretax loss of $87,120.

As a result of these dispositions, the Consolidated Financial Statements and related notes have been reclassed to present the results of the American Pay Day Center locations, auction segment, National Pawn locations and Superior Estate Buyer’s activities as discontinued operations.

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
December 31, 2009, 2008 and 2007
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

Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets [ASC 350].  Under that pronouncement, goodwill is not being amortized but is subject to periodic tests to determine the amount of impairment, if any, to be reflected during the period.

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

Advertising Costs

Advertising costs are expensed as incurred and amounted to $2,636,178, $2,028,275 and $1,262,804 for 2009, 2008 and 2007, respectively.

Accounts Receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  As of December 31, 2009, the Company did not have an allowance recorded.

Pawn loans receivable in the amount of $0 and $306,620 as of December 31, 2009 and 2008, respectively, are included in the Consolidated Balance Sheets caption current assets of discontinued operations. The related pawn service charges receivable in the amount of $0 and $89,235 as of December 31 2009 and 2008, respectively, are also included in the Consolidated Balance Sheets caption current assets of discontinued operations.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statements and tax basis of assets and liabilities.

In June 2006, the FASB released FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, FIN 48 interprets the guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes [ASC 740-10-25 & ASC 740-10-50].  When FIN 48 is implemented, reporting entities utilize different recognition thresholds and measurement requirements when compared to prior technical literature.  The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At December 31, 2009, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

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

In limited circumstances, the Company exchanges merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which the Company recognizes revenue in accordance with SFAS 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29 [ASC 845].” When the Company exchanges merchandise for similar merchandise and there is no monetary component to the exchange, the Company does not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When the Company exchanges merchandise for similar merchandise and there is a monetary component to the exchange, the Company recognizes revenue to the extent of monetary assets received and determine the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

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

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

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

      Direct cost of Pawn Loan Service Charge Revenue

The direct cost of pawn loan service charge revenue is included in the Consolidated Statements of Operations caption “Selling, general and administrative.”

Note 1 – Summary of Accounting Policies and Nature of Operations - continued

Fair Value Measures

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”) [ASC 820]. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Effective January 1, 2008, the Company has adopted the provisions of SFAS 157.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The adoption did not have any financial impact on the Company’s results of operations and financial position.

Shipping and Handling Costs

Shipping and handling costs are included in selling general and administrative expenses, and amounted to $357,492, $248,333 and $237,323 for 2009, 2008 and 2007, respectively.

Taxes Collected From Customers

In June of 2006, the FASB issued Emerging Issues Task Force 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-03”) [ASC 605-45]. The consensus reached in EITF 06-03 allows companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or net basis (excluded from revenues). Taxes within the scope of EITF 06-03 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company has consistently recorded all taxes within the scope of EITF 06-03 on a net basis.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Earnings (Loss) Per Share

Basic earnings per common share is based upon the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average number of common stock outstanding and, when dilutive, common shares issuable for stock options.

Comprehensive Income

The Company reports all changes in comprehensive income in the consolidated statements of changes in shareholders’ equity, in accordance with the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income [ASC 220].

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share Based Payment, (SFAS No. 123(R)) [ASC 718] for all share-based payment award to employees and directors including stock options related to our employee stock purchase plan.  In addition, we applied the provisions of Staff Accounting Bulletin No. 107(SAB No. 107), issued by the  SEC, in our adoption of SFAS No. 123(R).

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There has been no excess tax benefit as of December 31, 2009, 2008 and 2007.

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

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Reclassifications

Certain reclassifications were made to the prior years’ consolidated financial statements to conform to the current year presentation.

Subsequent Events

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), [ASC 855-10-50].  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company adopted the provisions of SFAS 165, effective May 2009.  Subsequent events have been evaluated through the date of the independent auditors report.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

     New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) [ASC850], which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective January 1, 2009, we adopted SFAS No. 141(R) [ASC850].  No business combinations were completed in the first quarter of 2009. However, to the extent that future business combinations are material, our adoption of SFAS No. 141(R) [ASC850] will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

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

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 2 – Concentration of Credit Risk

The Company maintains cash balances in financial institutions in excess of federally insured limits.

Note 3 – Inventories

A summary of inventories at December 31 is as follows:

	2009	2008
Jewelry	$12,880,768	$10,925,247
Scrap gold	280,051	636,843
Bullion	3,584,294	1,931,925
Rare coins	1,021,172	1,827,294
Total	$17,766,285	$15,321,309

Note 4 – Investments

As of December 31, 2009 and 2008, the Company’s investments were classified as follows:

2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Current:
Available-for-sale:
Investments	$45,000	-	-	$45,000

2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Current:
Available-for-sale:
Investments	-	-	-	-

Investment income (loss) for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007
Interest Income	-	-	-
Dividend Income	-	-	-
(Loss) on sale of marketable securities	-	-	(3,890)
Impairment of marketable securities	-	(115,991)	-
Total	-	(115,991)	(3,890)

The Company invests in various securities for business and strategic purposes. Investments are classified as “available for sale” and are carried at fair value based on quoted market prices. The Company reviews its investments on a regular basis to determine if any security has experienced an other-than-temporary decline in fair value. The Company considers various factors including the investee company’s cash position, earnings and revenue outlook, stock price performance, liquidity and management ownership, among other factors, in its review. If it is determined that an other-than-temporary decline exists in a security, the Company writes down the investment to its market value and records the related write-down as an investment loss in its Statement of Operations.

At December 31, 2008, the Company wrote-off the value its equity security investments. The write-off amounted to $115,992 and was due to a decline in the fair value of the equity security which, in the opinion of management, was considered to be other than temporary. The write-off is included in “Other income (expense)” in the accompanying Statement of Operations for 2008.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 5 – Property and Equipment

A summary of property and equipment at December 31, 2009 and 2008 is as follows:

	2009	2008
Buildings and improvements	$3,275,395	$3,098,152
Machinery and equipment	1,378,158	1,147,535
Furniture and fixtures	802,060	789,456
	5,455,613	5,035,143
Less accumulated depreciation and amortization	1,902,941	1,520,083
	3,552,673	3,515,060
Land	1,160,470	1,160,470

Total Property and Equipment	$4,713,142	$4,675,530

During 2007, we sold the land and building at which our Dallas retail store and corporate headquarters were previously located for $1,299,898.  The net pretax gain from the sale was $579,447 and is included in “Income from continuing operations” in the 2007 Statement of Operations.  The net book value of the assets sold was $712,518, which is net of accumulated depreciation of $352,982.

Note 6 – Acquisitions

Superior Galleries, Inc.  On May 30, 2007, we completed our acquisition of Superior Galleries, Inc. for the total purchase price of approximately $13.6 million, which we refer to as Superior, pursuant to an amended and restated agreement and plan of merger and reorganization dated as of January 6, 2007, which we refer to as the merger agreement, with Superior and Stanford International Bank Ltd., then Superior’s largest stockholder and its principal lender, which we refer to as Stanford, as stockholder agent for the Superior stockholders, whereby Superior became a wholly owned subsidiary of DGSE Companies, Inc.  Superior’s principal line of business is the sale of rare coins on a retail, wholesale, and auction basis.  Superior now operates a store in Woodland Hills, CA.

In accordance with SFAS 142, the goodwill is not amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events.

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

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

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
December 31, 2009, 2008 and 2007

Note 7 – Goodwill

The Company recognized an increase in goodwill as a result of the Superior Galleries, Inc. acquisition during 2007.  At December 31, goodwill was reflected for the following reporting units:

	2009	2008
Superior Galleries, Inc	$—	$—
Wholesale Watch Sales	$837,117	$837,117
Total Goodwill	$837,117	$837,117

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

No impairment losses were recognized during 2009 or 2007.

Note 8 – Notes Payable

         At December 31, 2009, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8%totaling $48,569.

At December 31, 2008, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 12% totaling $191,078.

At December 31, 2007, the Company was obligated to various individuals under unsecured, demand notes bearing annual interest rates of 8% to 12% totaling $187,468.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 9 – Long-Term Debt

	2009	2008
A summary of long-term debt at December 31, follows:
Revolving promissory notes payable to bank, a note of $3,195,000 at December 31, 2009 and $3,595,000 at December 31, 2008 which bears interest at the greater of 6% or prime plus 1% (6.0% at December 31, 2009) and is due June 22, 2010 and a note of $1,000,000 which bears interest at the greater of 6% or prime plus 1% (6.0% at December 31, 2009) due in equal monthly installments of $16,667 through June 22, 2010. Balance of note was $216,639 and $399,976 as of December 31, 2009 and 2008, respectively. The defined borrowing base requirement is based on eligible trade receivables and inventory. As of December 31, 2009, available but unused borrowing capacity on the revolver was $0. These notes are secured by all accounts receivable, inventory, property and equipment and intangible assets. The notes contain certain covenants, restricting payment of dividends, and requiring the Company to maintain certain financial ratios. In addition to the above, the Company has an additional $11,500,000 line of credit with Stanford International Bank, LTD. Interest on this facility is at the prime rate, as reported in the Wall Street Journal and the facility will mature and become due in May 2011. Of this line, $9,200,000 has been drawn against, most of which related to the Superior Galleries acquisition.
	$12,611,915	$13,194,976

Our mortgage payable as of December 31, 2009 is due in monthly installments of $22,744, including interest of 6.70% with a balance due in August 2016.	2,251,387	2,332,484

Note payable, due in quarterly payments of $57,691 including interest of 8.25%. The final payment was made in May 2009	—	110,791

Note payable, due January 2, 2013. Interest is payable monthly at a rate of 8%	247,555	247,556

Capital lease obligations	—	24,930
	15,110,857	15,910,737
Line of credit	(3,195,000)	(3,595,000)
Less current maturities	(310,714)	(599,972)
	$11,605,143	$11,715,765

The following table summarizes the aggregate maturities of long-term debt and reflects the revised maturities from refinancing of certain long-term debt subsequent to year-end:

December 31,	Long-term debt
2010	$3,505,714
2011	9,301,364
2012	107,808
2013	362,812
2014	123,221
Thereafter	1,709,938
15,110,857
Less current portion	(310,714)
Less line of credit	(3,195,000)
$11,605,143

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 10 – Earnings Per Common Share

A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Net Earnings	Shares	Per Share
	(In thousands, except per share data)
Year ended December 31, 2009
Basic earnings per common share	$(313,694)	9,838,735	$(0.03)
Effect of dilutive stock options	—	—
Diluted earnings per common share	$(313,694)	9,838,735	$(0.03)

Year ended December 31, 2008
Basic earnings per common share	$(7,851,207)	9,708,045	$(0.81)
Effect of dilutive stock options	—	—
Diluted earnings per common share	$(7,851,207)	9,708,045	$(0.81)
Year ended December 31, 2007
Basic earnings per common share	$755,019	7,507,579	$0.10
Effect of dilutive stock options	—	774,308
Diluted earnings per common share	$755,019	8,281,887	$0.09

For the year ended December 31, 2009, 2008 and 2007, approximately 1.4 million shares, 1.4 million shares and 0 shares, respectively related to employee stock options were not added to the denominator because inclusion of such shares would be antidilutive.

For the year ended December 31, 2009, 2008 and 2007, approximately 400,000 shares, 400,000 shares and 370,000 shares, respectively related to warrants issued in conjunction with certain acquisitions were not added to the denominator because inclusion of such shares would be antidilutive.

The following table sets forth outstanding shares of common stock issued in the form of stock purchase warrants and employee stock options as of December 31:

	2009	2008	2007

Warrants issued in conjunction with financing	—	—	3,982
Warrants issued in conjunction with acquisitions	422,814	422,814	370,928
Common stock options	1,443,134	1,443,134	399,398

The warrants issued in conjunction with financing were issued to expire on July 5, 2008 and were issued at an exercise price of $3.10.  The warrants issued in conjunction with acquisitions were issued to expire on May 29, 2014 at an exercise price of $1.89.

Note 11 – Stock Options

In March 2004, our board of directors and the stockholders approved the 2004 Stock Option Plan that provided for incentive stock options and nonqualified stock options to be granted to key employee and certain directors.  Our Board of Directors or designated committee established the terms of each option granted under the 2004 Stock Option Plan.  The stock options granted under the plan generally vest over 1 to 5 years and have a maximum contractual life of 10 years. At December 31, 2009 we had 181,866 options available for grant and 1,518,134 options granted and outstanding under the 2004 Stock Option Plan.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

In May 2007, our board of directors and the stockholders approved the 2006 Equity Inventive Plan that provided for incentive stock options and nonqualified stock options to be granted to key employee and certain directors.  Our Board of Directors or designated committee established the terms of each option granted under the 2006 Equity Incentive Plan.  The stock options granted under the plan generally vest over 1 to 5 years and have a maximum contractual life of 10 years.  At December 31, 2009 we had 750,000 options available for grant and no options granted and outstanding under the 2006 Equity Incentive Plan.

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

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”, which detailed an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). This alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).  As of December 31, 2009, we have not recorded the tax effects of employee stock-based compensation and have made no adjustments to the APIC pool.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, we have not reported these excess tax benefits as of December 31, 2098. The following table summarizes the activity in common shares subject to options for the years ended December 31, 2009, 2008 and 2007:

	At December 31,
	2009		2008		2007
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,458,155	$2.17	1,479,252	$2.13	1,403,134	$2.03
Granted	100,000	0.78	-	0.00	126,468	9.22
Exercised	-	0.00	-	0.00	-	0.00
Forfeited	(40,021)	5.25	(21,097)	5.72	(50,350)	14.36

Outstanding at end of year	1,518,134	$2.02	1,458,155	$2.17	1,479,252	$2.35

Options exercisable at end of year	1,500,134	$1.98	1,418,155	$2.16	1,417,645	$2.13

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The weighted average estimated fair value of stock options granted during 2009 was $0.43 using the Black-Scholes-Morton option pricing formula utilizing a dividend yield of $0, volatility of 67%, risk-free rate of .10%, and expected life of 5 years.  Dividend yield was determined to be $0 as these have not been historically paid. Expected volatility is based on the historical volatility calculated from the historical values of the Company’s stock prices.  The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant.  The company estimates for forfeitures based on historical data.

The weighted average estimated fair value of stock options granted during 2007 was $4.62 using the Black-Scholes-Morton option pricing formula utilizing a dividend yield of $0, volatility of 55%, risk-free rate of 3.8%, and expected life of 5 years.  Dividend yield was determined to be $0 as these have not been historically paid.  Expected volatility is based on the historical volatility calculated from the historical values of the Company’s stock prices.  The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant.  The company estimates for forfeitures based on historical data.

Information about Plan stock options outstanding at December 31, 2009 is summarized as follows:

	Options outstanding
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.78	100,000	years	$0.78	$63,000
$1.12	267,857	years	1.12	77,679
$1.13 to $2.25	1,072,777	years	2.21	-
$2.26 to $2.82	30,000	years	2.56	-
$2.83 to $4.19	17,500	years	3.88	-
$6.00	30,000	years	6.00	-
	1,518,134			$140,679

	Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.78	100,000	years	$0.78	$63,000
$1.12	267,857	years	1.12	77,679
$1.13 to $2.25	1,072,777	years	2.21	-
$2.26 to $2.82	30,000	years	2.56	-
$2.83 to $4.19	17,500	years	3.88	-
$6.00	12,000	years	6.00	-
	1,500,134			$140,679

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The aggregate intrinsic values in the above table were based on the closing price of our common stock of $1.41 as of December 31, 2009.  The aggregate fair value of stock options vesting during 2009 and 2008 was $71,000 and $63,000, respectively.

During 2009, 2008, and 2007, we recognized $84,729, $36,092 and $28,817, respectively, of stock-based compensation expense related to the plans, which was recorded in selling, general, and administrative expenses.  At December 31, 2009, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards was approximately$130,000.  The weighted average period over which the unearned stock-based compensation was expected to be recognized was approximately 3 years.

Note 12 – Comprehensive Income

Comprehensive income at December 31, 2009, 2008, and 2007 is as follows:

	Before-Tax		Net-of-Tax
	Amount	Tax Benefit	Amount
Accumulated comprehensive income (loss) at January 1, 2007	(169,590)	37,391	(132,245)
Unrealized holding losses arising during 2007	25,714	9,197	34,957
Accumulated comprehensive income (loss) at December 31, 2007	(143,876)	46,588	(97,288)
Unrealized holding gains arising during 2008	(59,906)	19,294	(40,508)
Accumulated comprehensive income (loss) prior to being written off	(203,782)	65,882	(137,796)
Write-off of securities	203,782	(65,882)	137,796
Accumulated comprehensive income (loss) at December 31, 2008 and 2009	$—	$—	$—

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Note 13 – Intangible Assets

Intangible assets represent the customer base and trade name resulting from the Superior Acquisition as follows:

	December 31, 2009	December 31, 2008

Customer base	$372,666	$401,333
Trade name	$2,091,340	$2,091,340
Intangible assets	$2,464,006	$2,492,673

Only the customer base intangible asset is subject to amortization.  The customer base is being amortized over a 15 year life.  Amortization expense related to the customer base was $28,667 and 28,667 for the years ended December 31, 2009 and 2008, respectively.  The accumulated amortization as of December 31, 2009 is $57,334.

Note 14 – Income Taxes

The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

	2009	2008	2007

Tax expense at statutory rate	$(57,785)	$(2,801,643)	$272,658
Goodwill impairment	—	2,783,051	—
Valuation Allowance	182,498
Other	98,131	(30,542)	(30,254)
Tax expense	222,844	(49,134)	242,404

Current	45,987	53,694	77,424
Deferred	176,857	(102,828)	164,980
Total	$222,844	$(49,134)	$242,404

Deferred income taxes are comprised of the following at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets (liabilities):
Inventory	$90,951	$123,655
Allowance for bad debt and other	34,122	33,293
Unrealized loss on available for sale securities	—	(4,969)
Property and equipment	(175,046)	(8,389)
Capital loss carryover	33,786	8,366
NOL carryforward	2,023,752	1,849,968
Goodwill	(93,892)	(93,892)
Total deferred tax assets	$1,913,673	$1,908,032
Valuation Allowance	(182,498)	—
	$1,731,175	$1,908,032

The tax provision on pretax income from continuing operations includes the following:

	2009	2008	2007
Federal—
Current	$—	$1,118,458	$122,613
Deferred	157,784	(92,545)	148,482

	157,784	1,025,940	271,095
State and foreign—
Current	45,986	53,694	38,250
Deferred	17,686	(10,283)	16,498

	63,672	43,411	54,748

	$221,456	$1,069,351	$325,843

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

A reconciliation of the effective tax rate to the amount computed by applying the federal income tax rate to pretax income

	2009	2008	2007

Tax expense at statutory rate	$211,809	$(1,704,412)	$280,310
Goodwill impairment	-	2,783,051	-
Other	9,647	(9,288)	(45,533)

	221,456	1,069,351	325,843

The Company recorded a valuation allowance of $182,498 in 2009 related to the loss limitation for this time period. The Company has approximately $9.5 million of NOL’s, related to the Superior acquisition, that are limited under IRS rules. The Company believes it will produce income in the future to realize the remaining tax benefit attributes. The net operating loss carry-forward of approximately $880,000 related to the Company’s overall operations begins to expire in 2029.

Note 15 – Operating Leases

The Company leases certain of its facilities under operating leases.  The minimum rental commitments under noncancellable operating leases as of December 31, 2009 are as follows:

Year Ending December 31,	Lease Obligations

2010	$467,834
2011	477,816
2012	491,054
2013	193,470
2014 and thereafter	127,925

$1,758,099

Rent expense for the years ended December 31, 2009, 2008 and 2007 was approximately $412,377, $461,227 and $377,259, respectively.

Note 16 – Discontinued Operations

In November 2008 we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for 2009, 2008 and 2007. During 2009 the auction segment incurred a pretax loss of $710,656. During 2008 the auction segment incurred a pretax loss of $2,379,151.

On July 16, 2009, the Company sold the assets of our National Pawn locations and discontinued operations in those locations. As a result, the operating results of National Pawn have been reclassified to discontinued operations for 2009, 2008 and 2007. During 2009, we recognized a pretax gain of $14,450 on the disposal of assets and incurred a pretax loss of $9,599 from operations.

In December 2009, the Company decided to discontinued operations of Superior Estate Buyers. This decision was based on the substantial losses being incurred by this component during 2009. As a result, the operating results of this segment have been reclassified to discontinued operations for 2009, 2008 and 2007. During 2009, Superior Estate Buyers incurred a pretax loss of $87,120.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The following summarizes the carrying amount of assets and liabilities of the above noted discontinued segment and/or components as of December 31:

Assets	2009	2008
Cash	$—	$24,366
Accounts receivable	—	1,297,776
Inventory	—	731,524
Prepaid and other current asset	—	10,824
Current assets	—	2,064,460
Property and equipment, net	—	192,776
Other long term assets	—	26,909
Long-term receivable	$295,617	$305,275
Total assets	295,617	$2,589,420
Liabilities
Auctions payable	$—	$45,044

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

As a result, operating results from these business segments have been reclassified to discontinued operations for all periods presented.  As of December 31, 2009 there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
Note 17 – Segment Information

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments, pay day lending and pawn operations. There were no significant non-cash items during the periods.  The Company’s operations by segment were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Bullion	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2009	$24,633	$3,917	42,797	$14,023	$—	—	$85,407
2008	34,737	5,125	45,449	15,913	—	—	101,224
2007	19,333	5,785	21,153	13,921	—	—	60,192

Net income (loss)
2009	379	(72)	65	244	(795)	(135)	(314)
2008	1,698	197	139	(7,446)	(2,130)	(183)	(7,851)
2007	319	270	235	8	42	(46)	755

Identifiable assets
2009	21,290	1,556	1,900	1,663	305	4,352	31,066
2008	231396	1,710	1,955	1,827	1,206	1,250	31,344
2007	16,135	2,167	536	11,651	2,987	3,389	36,859

Capital Expenditures
2009	420	—	—	—	—	—	420
2008	1,081	—	6	—	—	10	1,097
2007	3,126	—	23	—	—	274	3,423

Depreciation and amortization
2009	267	6	70	66	—	2	411
2008	140	—	33	104	48	72	397
2007	141	—	—	32	32	21	226
Goodwill
2009	—	837	—	—	—	—	837
2008	—	837	—	—	—	—	837
2007		837	—	7,337	848	—	8,185

Interest expense
2009	126	57	109	109	—	—	401
2008	545		179	179	—	—	903
2007	587	—	34	27	—	27	675

Income tax expense
2009	174	(33)	30	112	—	(62)	221
2008	967	55	27	68	—	(48)	1,069
2007	178	57	65	2	—	24	326

Note 18 – Subsequent Events

On January 27, 2010, DGSE Companies, Inc.(“DGSE”) and Stanford International Bank, LTD (‘SIBL”), which is the beneficial owner of a significant equity interest in DGSE, a primary lender to a wholly owned subsidiary of DGSE and subject to certain agreements with DGSE and its Chairman,  entered into definitive agreements whereby  SIBL will terminate all agreements, will convert all of its debt, interest and other expenses and  will sell all of its equity interests including common stock and warrants to DGSE or its assignees.

Stanford and its affiliates, including SIBL are under receivership, and, accordingly, the transaction is subject to the approval of the United States District Court for the Northern District of Texas which has jurisdiction for the assets of SIBL. The agreements also contain other closing conditions including, but not limited to the receipt of all United States governmental and regulatory approvals, if any, the receipt of third party approvals, consents and/or waivers as may be required in connection with the transaction and compliance with United States regulatory and governmental requirements, including proof acceptable to the Company, that upon transfer to the purchaser or its assignees that they will receive title to the Securities free and clear of all liens. It is anticipated that additional 8-K’s may be filed upon the occurrence of material events related to this matter.

As a result of the transaction, it is anticipated that the immediate shares outstanding of the Company will be reduced by all or part of approximately 3,400,000 shares held by SIB and over $9,000,000 in obligations owed by a subsidiary of DGSE to SIBL will be eliminated.

On February 26, 2010, Superior Galleries, Inc. (‘Superior’) entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK, LLC for $385,000 to be paid over three years bearing interest at 8%.  The Company’s settlement with DBBK was a risk management decision based on an original claim in the amount of $806,000.  The lawsuit resulted from a lease transaction entered into by certain officers of Superior, Larry Abbott and Silvano Digenova, during a time when the Company had a management contract with Superior between these certain officers and Stanford International Bank, Ltd (‘SIBL’) that precluded them from entering into these transactions.  Although the claim has been settled, the Company believes it has a counter claim against Abbott, Digenova, and SIBL resulting from their false and misleading facts regarding the management of Superior and its financial condition, further business opportunities and available financing which induced the Company to acquire Superior.  The SIBL receiver (see discussion above regarding the SIBL matter) is well aware of these potential causes of actions and has considered these issues in the settlement agreement between the Company and SIBL.  After the closing with the SIBL receiver, the Company plans to seek damages against Abbott, Digenova and Certain former officers of SIBL.  Therefore, management has determined that the DBKK, LLC settlement transaction will be recorded as part of the overall settlement agreement with SIBL as discussed above.

On February 26, 2010, Superior Galleries, Inc. ('Superior') entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK, LLC for $385,000 to be paid over three years bearing interest at 8%. The Company's settlement with DBBK was a risk management decision based on an original claim in the amount of $806,000. The lawsuit resulted from a lease transaction entered into by certain officers of Superior, Larry Abbott and Silvano Digenova, during a time when the company had a management contract with Superior between these certain officers and Stanford International Bank, Ltd ('SIBL') that precluded them from entering into these transactions. Although the claim has been settled, the Company believes it has a counter claim against Abbott, Digenova, and SIBL resulting from their false and misleading facts regarding the management of Superior and its financial condition, further business opportunities and available financing which induced the Company to acquire Superior. The SIBL receiver (see discussion above regarding the SIBL matter) is well aware of these potential causes of actions and has considered these issues in the settlement agreement between the Company and SIBL. After the closing of SIBL receiver, the Company plans to seek damages against Abbott, Digenova and Certain former officers of SIBL. Therefore, management has determined that the DBKK, LLC settlement transaction will be recorded as part of the overall settlement agreement with SIBL as discussed above.

Note 19 – Quarterly Results of Operations (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year ended December 31, 2009
Revenues	$25,340	$21,634	$16,280	$22,116
Operating profit	844	1,076	731	(1,552)
Net earnings	229	689	270	(1,502)
Basic earnings per common share	$0.02	$0.07	$0.03	$(0.15)
Diluted earnings per common share	$0.02	$0.07	$0.03	$(0.15)
Year ended December 31, 2008
Revenues	$32,175	$25,715	$23,994	$23,335
Operating profit	1,051	557	1,085	962
Net earnings	182	278	166	(8,477)
Basic earnings per common share	$0.04	$0.05	$0.02	$(0.86)
Diluted earnings per common share	$0.04	$0.04	$0.02	$(0.86)
Year ended December 31, 2007
Revenues	$10,240	$12,220	$16,154	$22,993
Operating profit	384	263	(5)	534
Net earnings	182	271	108	84
Basic earnings per common share	$0.04	$0.05	$0.02	$0.02
Diluted earnings per common share	$0.04	$0.05	$0.02	$0.02