Form 10-Q
period 2010-03-31
DGSE COMPANIES INC
filed 2010-05-17
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2010:

Class	Outstanding
Common stock, $.01 par value per share	9,833,635

TABLE OF CONTENTS

i

DGSE Companies, Inc. and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	Unaudited

ASSETS
Current Assets:
Cash and cash equivalents	$942,988	$1,446,724
Trade receivables	699,788	649,310
Inventories	16,627,447	17,766,285
Prepaid expenses	791,347	807,298
Prepaid federal income tax	660,433	639,372
Total current assets	19,722,003	21,308,989

Property and equipment, net	4,734,480	4,713,142
Deferred income taxes	1,731,175	1,731,175
Goodwill	837,117	837,117
Intangible assets	2,464,006	2,464,006
Other assets	261,905	260,904
Non-current assets of discontinued operations	295,617	295,617
	$30,046,303	$31,655,950

LIABILITIES
Current Liabilities:
Notes payable	$48,569	$48,569
Current maturities of long-term debt	310,438	310,714
Line of credit	3,195,000	3,195,000
Accounts payable – trade	650,129	1,472,663
Accrued expenses	334,473	492,710
Customer deposits	1,659,431	2,092,593
Total current liabilities	6,198,040	7,612,249

Long-term debt, less current maturities	11,539,856	11,605,143
	17,737,896	19,217,392

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,833,635 shares issued and outstanding at the end of each period.	98,637	98,637
Additional paid-in capital	18,698,091	18,698,091
Retained deficit	(6,488,321)	(6,358,170)
	12,308,407	12,438,558

	$30,046,303	$31,655,950

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2010	2009
	Unaudited
Revenue
Sales	$17,347,554	$24,988,973

Costs and expenses
Cost of goods sold	14,918,715	21,951,703
Selling, general and administrative expenses	2,466,647	2,148,109
Depreciation and amortization	66,424	50,451
	17,451,786	24,150,263

Operating income	(104,232)	838,710

Other expense (income)
Other income	(17,440)	—
Interest expense	110,406	147,084

Earnings (loss) before income taxes	(197,198)	691,626

Income tax (benefit) expense	(67,047)	61,119

Net earnings (loss) from continuing operations	(130,151)	630,507

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $39,271	—	400,991

Net earnings (loss)	$(130,151)	$229,516

Earnings per common share
Basic
From continuing operations	$(0.01)	$0.06
From discontinued operations	$—	$(0.04)
Net earnings per common share	$(0.01)	$0.02

Diluted
From continuing operations	$(0.01)	$0.06
From discontinued operations	$—	$(0.04)
Net earnings per common share	$(0.01)	$0.02

Weighted average number of common shares
Basic	9,833,635	9,833,635
Diluted	9,833,635	9,833,635

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2010	2009
	Unaudited
Cash flows from operating activities

Net earnings	$(130,151)	$229,516
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	66,424	59,351
Deferred income taxes	-	50,131
(Increase) decrease in operating assets and liabilities
Trade receivables	(50,478)	924,861
Inventories	1,138,838	(644,229)
Prepaid expenses and other current assets	15,951	2,837
Accounts payable and accrued expenses	(934,785)	(548,977)
Customer deposits	(433,162)	786,647

Federal income taxes payable	(67,047)	—
Other assets	43,999	49,233
Net cash provided (used) by operating activities	(350,411)	909,370
Cash flows from investing activities
Pawn loans made	—	(348,699)
Pawn loans repaid	—	189,649
Recovery of pawn loan principal through sale of forfeited collateral	—	148,911
Purchase of property and equipment	(87,762)	(104,749)
Net cash used in investing activities	(87,762)	(114,888)
Cash flows from financing activities
Repayments of notes payable	(65,563)	(119,598)
Net cash provided by (used in) financing activities	(65,563)	(119,598)

Net increase (decrease) in cash and cash equivalents	(503,736)	674,884
Cash and cash equivalents at beginning of period	1,446,724	244,429
Cash and cash equivalents at end of period	$942,988	$919,313

Supplemental disclosures:

Interest paid for the three months ended March 31, 2010 and 2009 was $110,406 and $147,084, respectively.
Income taxes paid for the three months ended March 31, 2010 and 2009 was $0 and $0, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements of DGSE Companies, Inc. and Subsidiaries include the financial statements of DGSE Companies, Inc. and its wholly-owned subsidiaries, DGSE Corporation, Charleston Gold and Diamond Exchange, Inc., Superior Galleries Inc., Superior Precious Metals, Inc., American Gold and Diamond Exchange, Inc. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

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

In November we discontinued the operations of Superior Estate Buyers due to operating loss incurred during the first half of the year  in the amount of $ 87,120.

(2)	Inventory.

A summary of inventories is as follows:

	March 31, 2010	December 31, 2009
Jewelry	$12,166,438	$12,880,768
Rare coins	1,083,152	1,021,172
Bullion	2,945,247	3,584,294
Scrap gold	208,993	280,051
Other	223,617	—
Total	$16,627,447	$17,766,285

DGSE COMPANIES, Inc. and Subsidiaries

(3)	Earnings per share.

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the periods ended March 31, 2010 and 2009 is as follows:

	2010			2009
	Three months ended March 31,			Three months ended March 31,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$(130,151)	9,833,635	$(0.01)	$229,516	9,,833,365	$0.02
Effect of dilutive stock options	—	—	—	—	—	—

Diluted earnings per common share	$(130,151	9,833,635	$(0.01)	$229,516	9,,833,365	$0.02

For the  three months ended March 31, 2010and 2009 1.4 million shares  related to employee stock options were not added to the denominator because inclusion of such shares would be antidilutive. For the three months ended March31, 2009,438,672 related to warrants  issued  in conjunction with an acquisition were not added to the denominator because inclusion of such shares would be antidilutive

The following table sets forth outstanding shares of common stock issued in the form of stock purchase warrants and employee stock options as of March 31:
	2010	2009

Warrants issued in conjunction with acquisitions	—	438,672
Common stock options	1,423,134	1,423,134	-

The warrants issued in conjunction with acquisitions were issued to expire on May 29, 2014 at an exercise price of $1.89.

DGSE COMPANIES, Inc. and Subsidiaries

(4)	Business segment information.

Management identifies reportable segments by product or service offered. Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations. The Company had no significant non cash items other than depreciation and amortization. Our operations by segment for the three months ended March 31 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2010	$5,588	$676	$8,461	$2,622	$—	$—	$17,347
2009	6,200	952	13,695	4,142	—	—	24,989

Net earnings (loss)
2010	(336)	1	152	72	—	(19)	(130)
2009	195	(51)	340	165	(401)	(18)	230

Identifiable assets
2010	23,243	1,725	2,962	1,084	295	783	30,092
2009	20,880	1,719	3,710	2,278	812	2,264	31,663

Goodwill
2010	—	837	—	—	—	—	837
2009	—	837	—	—	—	—	837

Capital Expenditures
2010	61	—	—	—	—	—	61
2009	105	—	—	—	—	—	105

Depreciation and amortization
2010	39	1	13	13	—	—	66
2009	50	—	—	—	—	—	50
Interest expense
2010	107	3	—	—	—	—	110
2009	117	—	15	15	—	—	147

Income tax expense
2010	(173)	1	78	37	—	(10)	(67)
2009	19	(5)	33	16	—	(2)	61

DGSE COMPANIES, Inc. and Subsidiaries

(5)	Stock-based Compensation.

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

Stock-based compensation expense under SFAS No. 123(R) for the months ended March 31, 2010 and 2009, respectively, was $0 and $0, relating to employee and director stock options and our employee stock purchase plan.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. As there have been no stock options exercised, we have not reported these excess tax benefits as of March 31, 2010.

(6)	Discontinued Operations.

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

In November we discontinued the operations of Superior Estate Buyers due to operating loss incurred during the first half of the year  in the amount of $ 87,120.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “ Business Combinations” (“SFAS No. 141(R)”) [ASC850], which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective January 1, 2009, we adopted SFAS No. 141(R) [ASC850]. No business combinations were completed in the first quarter of 2009. However, to the extent that future business combinations are material, our adoption of SFAS No. 141(R) [ASC850] will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

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

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Our Business

We buy and sell jewelry, bullion products and rare coins. Our customers include individual consumer, dealers and institutions throughout the United States. . Our products and services are marketed through our facilities in Dallas and Euless, Texas; Mt. Pleasant, South Carolina; Woodland Hills, California and through our internet web sites DGSE.com; CGDEinc.com; SGBH.com; SuperiorPreciousMetals.com; SuperiorEstateBuyers.com; USBullionExchange.com; Americangoldandsilverexchange.com; and FairchildWatches.com.

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

In June 2008, we moved Superior Galleries’ operations from Beverly Hills to Woodland Hills, California. Superior’s principal line of business is the sale of jewelry. rare coins and bullion  on a retail and wholesale basis. Superior’s retail and wholesale operations are conducted in virtually every state in the United States. Superior also conducted live and internet auctions for customers seeking to sell their own coins prior to management’s decision to discontinue the live auction operations. Superior markets its services nationwide through broadcast and print media and independent sales agents, as well as on the internet through third party websites, and through its own website at SGBH.com.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets.  In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units. The estimate of fair value of intangible assets is generally determined on the basis of discounted future cash flows. The estimate of fair value of the reporting units is generally determined on the basis of discounted future cash flows supplemented by the market approach. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The rate used to discount estimated cash flows is a rate corresponding to the Company’s cost of capital, adjusted for risk where appropriate, and is dependent upon interest rates at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner to cause further impairment of goodwill, which could have a material impact on the Company’s results of operations. .

The analysis of the wholesale watch sales division resulting from the acquisition of Fairchild with a carrying value of goodwill of $837,117 resulted in no impairment as its estimated future discounted cash flows significantly exceeded the net assets and related goodwill.

Income Taxes. The Company records deferred income tax assets and liabilities for differences between the book basis and tax basis of the related net assets. The Company records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount management expects to realize. Management considers, as applicable, the amount of taxable income available in carry-back years, future taxable income and potential tax planning strategies in assessing the need for a valuation allowance. The Company has recorded the net present value of the future expected benefits of the net operating loss (NOL) carry-forward related to its subsidiary Superior Galleries, Inc. due to IRS loss limitation rules. The Company will require future taxable income to fully realize the net deferred tax asset resulting from the NOL.

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

DGSE COMPANIES, Inc. and Subsidiaries

Results of Operations

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

Sales decreased by $7,641,429or 30.6%, during the three months ended March 31, 2010 as compared to 2009. This decrease was primarily the result of a $1,520,000, or 36.7%, decrease in rare coin sales, a $5,234,000, or 38.2%, decrease in the sale of precious metal products, and $612,000, or 10.0%, decrease in our jewelry sales during the first quarter of 2010 as compared to 2009. The decreases in precious metals and rare coin were due to a less volatile market . The decrease in jewelry sales was due to the sluggish retail environment. Cost of goods as a percentage of sales decreased from 87.9% in 2009 to 86.0% in 2010. This decrease was due to the decrease in rare coin and precious metals revenue as a percentage of total sales.

Selling, general and administrative expenses increased by $318,538, or 14.8%, during the three months ended March 31, 2010 as compared to 2009. This increase was primarily due to an increase in advertising expense ($77,000) and increased payroll and related cost related. The decrease in interest expense was due to a lower prime rate.

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences

Income taxes are provided at the rate of 34.00 % and 8.8% for 2010 and 2009, respectively.

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

Liquidity and Capital Resources

During the three months ended March 31, 2009 and 2010 cash flows from operating activities totaled $909,370 and ($350,411), respectively. Cash flows from operating activities during 2009 were primarily the result of a increase in inventory ($644,229), a decrease in accounts payable and accrued expenses ($548,977), a increase in customer deposits $786,647 and a decrease in trade receivables $924,861. The increase in inventory and customer deposits was due to a late first quarter increase in demand for precious metal products. The decrease in trade receivables was a result of a decrease in the sales of wholesale jewelry products. During 2010 the negative cash flows from operating activities were primarily due to a reduction trade payables and accrued $(934,785) and a reduction in customer deposits ($433,162).

 During the three months ended March 31, 2009 and 2010 cash flows from investing activities totaled ($114,888) and ($ 87,762),  respectively. During 2009 the primary use of cash from investing activities was the result of cash used to purchase property and equipment ($104,749) and the increase in pawn loans made net of pawn loans paid ($10,139). During 2010 the Company invested $87,762 in property and equipment.

During the three months ended March 31, 2009 and 2010 cash flows from financing activities totaled ($119,598) and ($65,563), respectively. The use of cash during both years was the result of repayment of loans to Texas Capital Bank and the mortgage on our facility.

We expect capital expenditures to total approximately $100,000 during the next twelve months. It is anticipated that these expenditures will be funded from working capital. As of March 31, 2010 there were no commitments outstanding for capital expenditures.

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

As a result of the transaction, it is anticipated that over $10,000,000 in obligations owed by a subsidiary of DGSE to SIBL will be eliminated.
On October 17, 2007, we closed on the purchase of our new headquarters location. As a result, we assumed a new loan with a remaining principal balance of $2,323,484 and an interest rate of 6.70%. The loan has required monthly payments of $20,192 with the final payment due on August 1, 2016

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which currently permits borrowings up to a maximum principal amount of $4,300,000 and has a maturity date of June 22, 2010.  Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of March 31, 2010, approximately $4,300,000 was outstanding under the term loan and revolving credit facility.  If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

The covenants associated with our credit facility with Texas Capital Bank, N.A. exclude Superior Galleries  are as follows:

As of March 31, 2010	Requirement	Actual calculation

Minimum tangible net worth	10,500,000	13,078,543

Maximum total liabilities to tangible net worth	Not to exceed 1.50	.70

Minimum debt service coverage	Must be greater than 1.35	1.56

	Payments due by period
Contractual Cash Obligations	Total	2010	2011 - 2012	2013 – 2014	Thereafter
Notes payable	$3,243,569	$3,243,569	$—	$—	$—
Long-term debt and capital leases	12,315,301	310,438	9,639,112	484,608	1,881,143
Operating Leases	2,072,320,	498,736	1,237,026	302,486	34,072
Total	$17,631,190	$4,052,743	$10,876,138	$787,094	$1,915,215

DGSE COMPANIES, Inc. and Subsidiaries

In addition, we estimate that we will pay approximately $440,000 in interest during the next twelve months.

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

Changes in internal controls.  For the quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: May 14, 2010
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: May 14, 2010
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

By:	/s/ W. H. Oyster	Dated: May 14, 2010
W. H. Oyster
Director, President and
Chief Operating Officer

By:	/s/ John Benson	Dated: May 14, 2010
John Benson
Chief Financial Officer
(Principal Accounting Officer)