Form 10-Q
period 2010-06-30
DGSE COMPANIES INC
filed 2010-08-16
CIK 701719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2010

Class	Outstanding
Common stock, $.01 par value per share	9,833,635

i

DGSE Companies, Inc. and Subsidiaries

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$969,724	$1,446,724
Trade receivables	899,090	649,310
Inventories	15,539,723	17,766,285
Prepaid expenses	809,187	807,298
Prepaid federal income tax	631,419	639,372
Total current assets	18,849,143	21,308,989

Marketable securities- available for sale	$—	45,000
Property and equipment, net	4,761,077	4,713,142
Deferred income taxes	417,987	1,731,175
Goodwill	837,117	837,117
Intangible assets	2,464,006	2,464,006
Other assets	391,905	260,904
Non-current assets of discontinued operations	295,617	295,617
	$28,016,852	$31,655,950

LIABILITIES
Current Liabilities:
Notes payable	$—	$48,569
Current maturities of long-term debt	294,075	310,714
Line of credit	2,979,887	3,195,000
Accounts payable – trade	544,057	1,472,663
Accrued expenses	393,530	492,710
Customer deposits	1,014,441	2,092,593
Total current liabilities	5,225,990	7,612,249

Long-term debt, less current maturities	3,015,179	11,605,143
	8,241,169	19,217,392
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,833,635 and 9,833,635 shares issued and outstanding at the end of each period in 2010 and 2009, respectively	98,637	98,637
Additional paid-in capital	18,698,091	18,698,091
Retained earnings (deficit)	978,955	(6,358,170)
	19,775,683	12,438,558
	$28,016,852	$31,655,950

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2010	2009
	Unaudited
Revenue
Sales	$38,093,053	$46,973,641

Costs and expenses
Cost of goods sold	32,753,054	40,391,750
Selling, general and administrative expenses	5,045,945	4,585,826
Depreciation and amortization	136,304	117,682
	37,935,303	45,095,528

Operating income	157,750	1,878,383

Other expense (income)
Other income	(8,831,872)	—
Interest expense	284,389	384,556

Earnings before income taxes	8,705,233	1,493,827

Income tax expense	1,368,108	233,183

Net earnings from continuing operations	7,337,125	1,260,644

Discontinued operations:
Gain (Loss) from discontinued operations (less applicable income tax of $10,459, in 2009	—	(341,624)

Net earnings	$7,337,125	$919,020

Earnings per common share – basic

From continuing operations	$0.75	$0.13
From discontinued operations	$—	$(0.04)
Net earnings per common share	$0.75	$0.09

Earnings per common share – diluted

From continuing operations	$0.71	$0.13
From discontinued operations	$—	$(0.04)
Net earnings per common share	$0.71	$0.09

Weighted average number of common shares
Basic	9,833,635	9,833,635
Diluted	10,398,670	9,833,635

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2010	2009
	Unaudited
Revenue
Sales	$20,745,499	$21,633,859

Costs and expenses
Cost of goods sold	17,834,339	18,206,607
Selling, general and administrative expenses	2,579,298	2,283,504
Depreciation and amortization	69,880	67,231
	20,483,517	20,557,342

Operating income	261,982	1,076,518

Other expense (income)
Other income	(8,814,432)	—
Interest expense	173,983	237,472

Earnings before income taxes	8,902,431	839,046

Income tax expense	1,435,155	179,138

Net earnings from continuing	7,467,276	659,908

Discontinued operations:
Income from discontinued operations (less applicable income tax benefit of $5,805 in 2009	—	29,596

Net earnings	$7,467,276	$689,504

Earnings per common share – basic

From continuing operations	$0.76	$0.07
From discontinued operations	$—	$—
Net earnings per common share	$0.76	$0.07
Earnings per common share – diluted

From continuing operations	$0.72	$0.07
From discontinued operations	$—	$—
Net earnings per common share	$0.72	$0.07

Weighted average number of common shares
Basic	9,833,635	9,833,635
Diluted	10,398,670	9,833,635

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2010	2009
Cash flows from operating activities	Unaudited

Net earnings	$7,337,125	$919,020
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	136,304	117,682
Deferred income taxes	1,313,188	50,131
Gain on elimination of long term debt	(9,198,570)	—
Noncash legal settlement	385,000	—
Gain on disposal of discontinued operations	—	(380,895)
Gain on sale of marketable securities	(17,400)	—
(Increase) decrease in operating assets and liabilities
Trade receivables	(249,780)	875,159
Inventories	2,226,562	279,219
Prepaid expenses and other current assets	(1,889)	(142,570)
Prepaid federal income taxes	7,953	102,773
Other assets	(131,001)	(46,484)
Accounts payable and accrued expenses	(1,027,786)	(1,098,890)
Customer deposits	(1,078,152)	(248,243)
Net cash provided by operating activities	(298,446)	426,902
Cash flows from investing activities
Pawn loans made	—	(635,020)
Pawn loans repaid	—	328,074
Recovery of pawn loan principal through sale of forfeited collateral	—	298,483
Proceeds from sale of discontinued operations	—	1,324,450
Proceeds from sale of marketable securities	62,400
Purchase of property and equipment	(184,239)	(90,352)
Net cash provided by (used in) investing activities	(121,839)	1,225,635
Cash flows from financing activities
Repayments of line of credit	(215,113)	—
Proceeds from notes payable	1,000,000	—
Repayments of notes payable	(841,602)	(652,095)
Net cash provided by (used in) financing activities	(56,715)	(652,095)

Net(decrease) increase in cash and equivalents	(477,000)	1,000,442
Cash and cash equivalents at beginning of period	1,446,724	244,429
Cash and cash equivalents at end of period	$969,724	$1,244,871

Supplemental disclosures:

Interest paid for the six months ended June 30, 2010 and 2009 was $ 284,389 and $384,556, respectively.

Income taxes paid for the three months ended June 30, 2010 and 2009 was $0 and $0, respectively

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements of DGSE Companies, Inc. and Subsidiaries include the financial statements of DGSE Companies, Inc. and its wholly-owned subsidiaries, DGSE Corporation, Charleston Gold and Diamond Exchange, Inc., Superior Galleries Inc., Superior Precious Metals, Inc., and American Gold and Diamond Exchange, Inc.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

The interim financial statements of DGSE Companies, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

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

In November we discontinued the independent operations of Superior Estate Buyers due to operating loss incurred during the first half of the year in the amount of $ 87,120. This operation was restructured to include buying events in existing local operations to reduce extraordinary overhead related to remote events. As a result of the restructuring the personnel of SEB were reassigned and the Company holds approximately 10 special buying events per year.

(2)   Inventory.

A summary of inventories is as follows:

	June 30, 2010	December 31, 2009
Jewelry	$12,365,126	$12,880,768
Rare coins	1,687,656	1,021,172
Bullion	1,029,015	3,584,294
Scrap gold	457,926	280,051

Total	$15,539,723	$17,766,285

DGSE COMPANIES, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  Earnings per share.

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the periods ended June 30, 2010 and 2009 is as follows:

	2010			2009
	Three months ended June 30,			Three months ended June 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$7,467,276	9,833,635	$0.76	$689,504	9,833,635	$0.07
Effect of dilutive stock options	—	565,035	(.04)	—	—	0.00

Diluted earnings per common share	$7,467,276	10,398,670	$0.72	$689,504	9,833,635	$0.07

Earnings per common share from continuing operations:

	2010			2009
	Six months ended June 30,			Six months ended June 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$7,337,125	9,833,635	$0.75	$919,020	9,833,635	$0.13
Effect of dilutive stock options	—	565,035	(.04)	—	—	0.00

Diluted earnings per common share	$7,337,125	10,398,670	$0.71	$919,020	9,833,635	$0.13

For the six months and three months ended June 30, 2010, 29,500 shares related to employee stock options were not added to the denominator because inclusion of such shares would be antidilutive.

The following table sets forth outstanding shares of common stock issued in the form of stock purchase warrants and employee stock options as of June 30:

	2010	2009

Warrants issued in conjunction with acquisitions	—	438,672
Common stock options	1,518,134	1,423,134

The warrants issued in conjunction with acquisitions were issued to expire on May 29, 2014 at an exercise price of $1.89.  The warrants were terminated on May 25, 2010 in connection with the closing of the transaction authorized by the US District Court for the Northern District of Texas  in the  Stanford  International Bank, Ltd.- settlement.

DGSE COMPANIES, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)   Business segment information.

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations.  The Company had no significant non cash items other than depreciation and amortization. Our operations by segment for the three months ended June 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2010	$5,714	$626	$11,838	$2,568	$—	$—	$20,746
2009	5,597	848	10,329	4,860	—	—	21,634

Net earnings (loss)
2010	(201)	(3)	213	79	—	7,379	7,467
2009	397	15	35	12	123	(92)	490

Identifiable assets
2010	23,699	1,840	1,029	1,688	296	893	29,385
2009	21,121	1,793	1,958	3,006	305	2,052	30,235

Goodwill
2001	—	837	—	—	—	—	837
2009	—	837	—	—	—	—	837

Capital Expenditures
2010	(96)	—	—	—	—	—	(96)
2009	(15)	—	—	—	—	—	(15)

Depreciation and amortization
2010	70	—	—	—	—	—	70
2009	67	—	—	—	—	—	67

Interest expense		—	—	—	—	—	174
2010	174	—	—	—	—	—	237
2009	237

Income tax expense
2010	—	—	—	—	—	1,435	1,435
2009	—	—	—	—	—	179	179

DGSE COMPANIES, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our operations by segment for the Six months ended June 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2010	$11,302	$1,302	$20,299	$5,190	$—	$—	$38,093
2009	12,146	1,800	24,024	9,003	—	—	46,973

Net earnings (loss)
2010	(537)	(2)	365	151	—	7,360	7,337
2009	508	(81)	435	510	(342)	(111)	919

Identifiable assets
2010	23,669	1,840	1,029	1,688	296	863	29,385
2009	21,121	1,793	1,958	3,006	305	2,052	30,235

Goodwill
2010	—	837	—	—	—	—	837
2009	—	837	—	—	—	—	837

Capital Expenditures
2010	184	—	—	—	—	—	184
2009	105	—	—	—	—	—	105

Depreciation and amortization
2010	136	—	—	—	—	—	136
2009	118	—	—	—	—	—	118

Interest expense
2010	284	—	—	—	—	—	284
2009	385	—	—	—	—	—	385

Income tax expense
2010	—	—	—	—	—	1,337	1,337
2009						233	233
	—	—	—	—	—

DGSE COMPANIES, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Stock-based Compensation.

We account for all share-based payment awards to employees and directors, including stock options granted under our employee stock option plan, using the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (ASC 718) and the provisions of Staff Accounting Bulletin No. 107, issued by the SEC. We use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees and attribute the value of stock-based compensation to expense using the straight-line single option method. Stock-based compensation expense recognized each period includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of ASC 718. Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with ASC 718, we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Stock-based compensation expense under ASC 718 for the six months ended June 30, 2010 and 2009 was $0 and $15,200, respectively relating to employee and director stock options.

ASC 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits at June 30, 2010 and December 31, 2009.

(6)   Discontinued Operations.

In November 2008, we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for all periods presented.  During the first six months of 2010 and 2009 the auction segment incurred pretax losses of $0 and $512,136, respectively.

The following summarizes the carrying amount of assets and liabilities of the auction segment as of June 30, 2010:

Assets
Accounts receivable	$—
Current assets	$—
Long-term receivable	$295,617
Total assets	$295,617
Liabilities
Auctions payable	$—

As of June30, 2010, there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.

In June 2009, the Company sold the assets of National Jewelry Exchange, Inc.(the Company’s two pawn shops) to an unrelated third party for cash in the amount of $ 1,324,450. The proceeds were used to retire $400,000 of our bank debt and the balance was used for working capital. As a result, operating results from National Jewelry Exchange have been reclassified to discontinued operations for all periods presented.

DGSE COMPANIES, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  New Accounting Pronouncements.

Effective August 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”), effective for our fiscal quarter ended October 31, 2009.  SFAS 168 established the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the single source of authoritative non-governmental accounting principles to be applied in the preparation of financial statements in conformity with GAAP.  Although SFAS 168 does not change GAAP, the adoption of SFAS 168 impacted our financial statements since all future references to authoritative accounting literature are now in accordance with SFAS 168, except for the following standards, which will remain authoritative until they are integrated into the ASC: SFAS 164, Not-for-Profit Entities: Mergers and Acquisitions; SFAS 166, Accounting for Transfers of Financial Assets; SFAS 167, Amendments to FASB Interpretation No. 46R; and SFAS 168.

In April 2009, the FASB issued accounting standards under ASC Topic 825, Financial Instruments, which extend the annual financial statement disclosure requirements for financial instruments to interim reporting periods of publicly traded companies.  We adopted this standard effective August 1, 2009.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which is effective for the first reporting period (including interim periods) following issuance.  ASU 2009-05 clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available.  We adopted this standard effective November 1, 2009.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 provides more robust disclosures about the transfers between Levels 1 and 2, the activity in Level 3 fair value measurements and clarifies the level of disaggregation and disclosure related to the valuation techniques and inputs used.  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010.  We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”).  ASU 2010-09 amends the guidance issued in ASC 855, Subsequent Events, by not requiring SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASU 2010-09 was effective upon issuance.  There was not a material impact from the adoption of this guidance on our consolidated financial statements.

(8)  Settlement of Litigation.

On January 27, 2010, DGSE Companies, Inc. (“DGSE”) and Stanford International Bank, LTD (‘SIBL”), which prior to the closing of certain settlement agreements discussed below was a beneficial owner of a significant equity interest in DGSE, a primary lender to a wholly owned subsidiary of DGSE and subject to certain agreements with DGSE and its Chairman, entered into a Purchase and Sale Agreement and a Debt Conversion Agreement to settle DGSE’s lawsuit against SIBL.   On May 25, 2010, DGSE and SIBL and a third party entered in a closing agreement to finalize the settlement agreements upon the approval of the settlement by the United States District Court for the Northern District of Texas which has jurisdiction for the assets of SIBL.   Upon closing of the transaction, SIBL terminated all agreements, converted all of its debt, interest and other expenses for 1,000 shares of DGSE common stock and sold 3,000,000 shares of common stock common stock to DGSE’s assignee, NTR Metals for $3,000,000 under a Partial Assignment Agreement.  Pursuant to the partial assignment of the Company’s rights as a Buyer to NTR under the Company-SIBL Purchase Agreement, NTR acquired directly from SIBL 3,000,000 Shares of the Company (the “NTR Acquired Interest”). The parties agreed that the remaining portion of the SIBL Equity Interest (i.e. 377,361 Shares) be transferred as designated by the Company. SIBL cancelled 422,814 additional warrants to purchase additional shares of DGSE as part of the settlement agreement.  As a result of the transaction, the Company recognized a gain of $9,198,570 related to the cancellation of debt.

On February 26, 2010, Superior Galleries, Inc. (‘Superior’) entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK, LLC for $385,000 to be paid over three years bearing interest at 8%.  The Company’s settlement with DBBK was a risk management decision based on an original claim in the amount of $806,000.  The lawsuit resulted from a lease transaction entered into by certain officers of Superior, Larry Abbott and Silvano Digenova, during a time when the Company had a management contract with Superior between these certain officers and Stanford International Bank, Ltd (‘SIBL’) that precluded them from entering into these transactions.  Although the claim has been settled, the Company believes it has a counter claim against Abbott, Digenova, and SIBL resulting from their false and misleading facts regarding the management of Superior and its financial condition, further business opportunities and available financing which induced the Company to acquire Superior.  As of June 30, 2010, the Company has recorded $385,000 loss related to the settlement of this litigation in other (income) expense.

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

Impairment of Long-Lived and Amortized Intangible Assets.  The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives, including the customer base acquired in the Superior acquisition, whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations.   Based on our evaluations no impairment was required as of December 31, 2010.

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

In limited circumstances, the Company exchanges merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which the Company recognizes revenue in accordance with ASC 845, “Nonmonetary Transactions.” When the Company exchanges merchandise for similar merchandise and there is no monetary component to the exchange, the Company does not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When the Company exchanges merchandise for similar merchandise and there is a monetary component to the exchange, the Company recognizes revenue to the extent of monetary assets received and determine the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

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

Taxes Collected From Customers.  FASB Accounting Guidance allows companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or net basis (excluded from revenues). Taxes within the scope of this guidance would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company has consistently recorded all taxes within the scope of this guidance on a net basis.

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

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), as codified by ASC 740, “Income Taxes.”. The adoption did not have a material impact on the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

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

Results of Operations

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Sales decreased by $880,000 or 4.1%, during the three months ended June 30, 2010 as compared to 2009.  This decrease was primarily the result of a ($2,292,000) or 47.2% decrease in rare coin sales and ($222,000), or 26.2% decrease in our wholesale jewelry sales.   The decrease in rare coin sales was due a decrease in demand resulting from a less volatile gold market and due to the sluggish retail environment. These decreases were partly offset by a $1,509,000 increase in precious metal sales.  Cost of goods as a percentage of sales was relatively unchanged from 2009 to 2010.

Selling, general and administrative expenses increased by $295,794 or 13.0%, during the three months ended June 30, 2010 as compared to 2009. This increase was primarily due to higher advertising and payroll related cost.  The decrease in interest expense is due to lower interest rates on our line of credit.

Other income during 2010 was  a  result of the transaction concluded with the Receiver in the matter of Stanford International Bank LTD Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences. The Company’s effective tax rate for the three months ended June 30, 2010 and 2009 were 18.0% and 16.0%, respectively.

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

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Sales decreased by $8,880,000 or 18.9%, during the six months ended June 30, 2010 as compared to 2009.  This decrease was primarily the result of a $844,000, or 6.9%, decrease in retail jewelry sales, a 3,725,000, or 15.5, decrease in the sale of precious metal products, a $3,813,000 or 42.3% decrease in rare coin sales and a $498,000, or 27.7% decrease in our wholesale jewelry sales.  The decreases in precious metals and rare coin sales were due to a decrease in demand resulting from a less volatile gold market. The decrease in jewelry sales was due to the sluggish retail environment.   Cost of goods as a percentage of sales was relatively unchanged from 2009 to 2010.

Selling, general and administrative expenses increased by $460,119 or 10.0%, during the six months ended June 30, 2010 as compared to 2009. This increase was primarily due to higher advertising and payroll related cost. The decrease in interest expense is due to lower interest rates on our line of credit.

Other income during 2010 was  a  result of the transaction concluded with the Receiver in the matter of Stanford International Bank LTD

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences. The Company’s effective tax rate for the six months ended June 30, 2010 and 2009 were 18.0% and 16.0%, respectively.

Liquidity and Capital Resources

During the six months ended June 30, 2010 and 2009 cash flows from operating activities totaled ($298,446) and $426,902, respectively. During 2010 the ($298,446) cash flows from operating activities were primarily the result of the decrease in current liabilities ($2,105,930) which was partly offset by the decrease in inventory $2,226,562.  Cash flows from operating activities during 2009 were primarily the result of a decrease in inventory $279,219, a decrease in accounts payable and accrued expenses ($1,098,890), an increase in federal income taxes payable $102,733,an increase in prepaid expenses ($142,570), a decrease in customer deposits ($248,243) and a decrease in trade receivables 875,159. The decrease in inventory and customer deposits was due to a decrease in demand for precious metal products. The decrease in trade receivables was a result of a decrease in the sales of wholesale jewelry products.

During the six months ended June 30, 2010 and 2006 cash flows from investing activities totaled ($121,839) and  $1,225,635, respectively. During 2010 the Company invested $184,239 in property and equipment. During 2009 the primary source of cash from investing activities was the result of cash received from the sale of the Company’s pawn shops in June 2009.

During the six months ended June 30, 2010 and 2009 cash flows from financing activities totaled ($56,715) and ($652,095), respectively. The use of cash during 2010 and 2009 was the result of repayment of  loans.

We expect capital expenditures to total approximately $100,000 during the next twelve months.  It is anticipated that these expenditures will be funded from working capital. As of June 30, 2010 there were no commitments outstanding for capital expenditures.

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

On May 27, 2010, the Company announced that Texas Capital Bank has agreed to renew and increase the size of its current credit facility. The new facility is composed of a $3.5 million revolving note and a $1.0 million term loan and will provide immediate availability to finance current operations.  The agreement was finalized and funded June 2, 2010. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of June 30, 2010, approximately $4.0 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. This credit facility matures in June 2011.

The covenants associated with our credit facility with Texas Capital Bank, N.A. exclude Superior Galleries  are as follows:

As of June 30, 2009	Requirement	Actual calculation
Minimum tangible net worth	17,750,000	17,842,658
Maximum total liabilities to tangible net worth	Not to exceed .75	.46
Minimum debt service coverage	Must be greater than 1.40	1.66

On October 17, 2007, we closed on the purchase of our new headquarters location.  As a result, we assumed a new loan with a remaining principal balance of $2,323,484 and an interest rate of 6.70%.  The loan has required monthly payments of $20,192 with the final payment due on August 1, 2016

Upon the consummation of our acquisition of Superior, and after the exchange by Stanford of $8.4 million of Superior debt for shares of Superior common stock, Superior amended and restated its credit facility with Stanford. The amended and restated commercial loan and security agreement, which we refer to as the loan agreement, decreased the available credit line from $19.89 million to $11.5 million, reflecting the $8.4 million debt exchange. Interest on the outstanding principal balance accrued at the prime rate, as reported in the Wall Street Journal or, during an event of default, at a rate 5% greater than the prime rate as so reported.

On January 27, 2010, DGSE and Stanford International Bank, LTD (‘SIBL”), which is the beneficial owner of a significant equity interest in DGSE, a primary lender to a wholly owned subsidiary of DGSE and subject to certain agreements with DGSE and its Chairman,  entered into definitive agreements whereby  SIBL would terminate all agreements, convert all of its debt, interest and other expenses and sell all of its equity interests including common stock and warrants to DGSE or its assignees.

On January 27, 2010, DGSE Companies, Inc. (“DGSE”) and Stanford International Bank, LTD (‘SIBL”), which prior to the closing of certain settlement agreements discussed below was a beneficial owner of a significant equity interest in DGSE, a primary lender to a wholly owned subsidiary of DGSE and subject to certain agreements with DGSE and its Chairman, entered into a Purchase and Sale Agreement and a Debt Conversion Agreement to settle DGSE’s lawsuit against SIBL.   On May 25, 2010, DGSE and SIBL and a third party entered in a closing agreement to finalize the settlement agreements upon the approval of the settlement by the United States District Court for the Northern District of Texas which has jurisdiction for the assets of SIBL.   Upon closing of the transaction, SIBL terminated all agreements, converted all of its debt, interest and other expenses for 1,000 shares of DGSE common stock and sold 3,000,000 shares of common stock common stock to DGSE’s assignee, NTR Metals for $3,000,000 under a Partial Assignment Agreement.  Pursuant to the partial assignment of the Company’s rights as a Buyer to NTR under the Company-SIBL Purchase Agreement, NTR acquired directly from SIBL 3,000,000 Shares of the Company (the “NTR Acquired Interest”). The parties agreed that the remaining portion of the SIBL Equity Interest (i.e. 377,361 Shares) be transferred as designated by the Company. SIBL cancelled 422,814 additional warrants to purchase additional shares of DGSE as part of the settlement agreement.  As a result of the transaction, the Company recognized a gain of $9,198,570 related to the cancellation of debt.

	Payments due by period
Contractual Cash Obligations	Total	2010		2011 - 2012	2013 – 2014	Thereafter

Notes payable	$2,979,887	$		$2,979,887	$—	$—
Long-term debt and capital leases	3,309,264		121,152	732,163	484,808	1,971,341
Operating Leases	1,868,491		283,486	1,248,447	302,486	34,072
Total	$8,157,642		$404,638	$4,960,497	$787,094	$2,005,413

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

Changes in internal controls.  For the quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on  Form 8-K.

Exhibits:

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.
2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 6, 2007		×	8-K	January 9, 2007	2.1

2.2	Limited Joinder Agreement, dated as of January 6, 2007		×	8-K	January 9, 2007	2.9

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001	×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007	x	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992	×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate	×	S-4	January 6, 2007	4.1

10.1	Renewal, Extension And Modification Agreement dated January 28, 1994, by and among DGSE Corporation and Michael E. Hall And Marian E. Hall	×	10-KSB	March 1995	10.2

10.2	Lease Agreement dated June 2, 2000 by and between SND Properties and Charleston Gold and Diamond Exchange, Inc.	×	10-KSB	March 29, 2001	10.1

10.3	Lease agreement dated October 5, 2004 by and between Beltline Denton Road Associates and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.2

10.4	Lease agreement dated December 1, 2004 by and between Stone Lewis Properties and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.3

10.5	Lease agreement dated November 18, 2004 by and between Hinkle Income Properties LLC and American Pay Day Centers, Inc.	×	10-K	April 15, 2005	10.4

10.6	Lease Agreement dated January 17, 2005 by and between Belle-Hall Development Phase III Limited Partnership and DGSE Companies, Inc.	×	S-4	January 6, 2007	10.6

10.7	Sale agreement dated executed July 5, 2007 by and between DGSE Companies, Inc. and Texas Department of Transportation	×	8-K	July 11, 2007	10.1

10.8	Purchase agreement dated July 5, 2007 by and between DGSE Companies, Inc. and 11311 Reeder Road Holdings, LP	×	8-K	July 11, 2007	10.2

10.9	Loan Agreement, dated as of December 22, 2005, between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K/A	August 17, 2006	10.1

10.10	Third Amendment to Loan Agreement, dated as of May 10, 2007, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	May 9, 2007	3.0

10.11	Support Agreement, DGSE stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.1

10.12	Securities Exchange Agreement, dated as of January 6, 2007	×	8-K	January 9, 2007	99.2

10.13	Warrant to DiGenova, issued January 6, 2007	×	8-K	January 9, 2007	99.3

10.14	Support Agreement, Superior stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.5

10.15	Asset purchase agreement, dated May 9, 2007, by and between DGSE Companies, Inc. and Euless Gold & Silver, Inc.	×	8-K	May 9, 2007	1.0

10.16	Subordinated Promissory Note dated May 9, 2007	×	8-K	May 9, 2007	2.0

10.17	Registration Rights Agreement with Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.1

10.18	Corporate Governance Agreement with Dr. L.S. Smith and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.2

10.19	Escrow Agreement with American Stock Transfer & Trust Company and Stanford International Bank Ltd., as stockholder agent, dated as of May 30, 2007		×	8-K	May 31, 2007	99.3

10.20	Form of Warrants		×	8-K	May 31, 2007	99.4

10.21	Amended and Restated Commercial Loan and Security Agreement, by and between Superior Galleries Inc. and Stanford International Bank Ltd., dated as of May 30, 2007		×	8-K	May 31, 2007	99.5

10.22	Employment Agreement with L.S. Smith, dated as of May 30, 2007		×	8-K	May 31, 2007	99.6

10.23	Employment Agreement with William H. Oyster, dated as of May 30, 2007		×	8-K	May 31, 2007	99.7

10.24	Employment Agreement with John Benson, dated as of May 30, 2007		×	8-K	May 31, 2007	99.8

10.25	Closing agreement with NTR Metals, LLC and Dr. L.S. Smith		×	8-K	May 26, 2010	10.1

10.26	Purchase and sale agreement by and among DGSE Companies and Stanford International Bank dated January 27, 2010		×	8-K	May 26, 2010	10.2

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John Benson	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John Benson	×

Reports on Form 8-K :

None.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: August 16, 2010
L. S. Smith Chairman of the Board, Chief Executive Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: August 16, 2010
L. S. Smith Chairman of the Board, Chief Executive Officer and Secretary

By:	/s/ W. H. Oyster	Dated: August 16, 2010
W. H. Oyster Director, President and Chief Operating Officer

By:	/s/ John Benson	Dated: August 16, 2010
John Benson Chief Financial Officer (Principal Accounting Officer)