Form 10-Q
period 2010-09-30
DGSE COMPANIES INC
filed 2010-11-15
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2010

Class	Outstanding
Common stock, $.01 par value per share	9,833,635

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

	Consolidated Statements of Operations for the nine months ended of September 30, 2010 and 2009	2
	Consolidated Statements of Operations for the three months ended of September 30 , 2010 and 2009	3
	Consolidated Statements of Cash Flows for the nine months ended of September 30 , 2010 and 2009	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II.	OTHER INFORMATION

Item 3.	Legal Proceedings.	20

Item 5.	Other Information.	20

Item 6.	Exhibits.	20

SIGNATURES

i

DGSE Companies, Inc. and Subsidiaries

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$620,773	$1,446,724
Trade receivables	822,048	649,310
Inventories	16,027,897	17,766,285
Prepaid expenses	945,656	807,298
Prepaid federal income tax	631,419	639,372
Total current assets	19,047,793	21,308,989

Marketable securities- available for sale	$—	45,000
Property and equipment, net	4,813,836	4,713,142
Deferred income taxes	417,987	1,731,175
Goodwill	837,117	837,117
Intangible assets	2,464,006	2,464,006
Other assets	299,202	260,904
Non-current assets of discontinued operations	295,617	295,617
	$28,175,558	$31,655,950

LIABILITIES
Current Liabilities:
Notes payable	$—	$48,569
Current maturities of long-term debt	293,799	310,714
Line of credit	2,979,886	3,195,000
Accounts payable – trade	714,176	1,472,663
Accrued expenses	347,664	492,710
Customer deposits	1,187,580	2,092,593
Total current liabilities	5,523,105	7,612,249

Long-term debt, less current maturities	2,738,005	11,605,143
	8,261,110	19,217,392

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,863,635 and 9,863,635 shares issued and outstanding at the end of each period in 2010 and 2009, respectively	98,637	98,637
Additional paid-in capital	18,698,091	18,698,091
Retained earnings (deficit)	1,117,720	(6,358,170)
	19,914,448	12,438,558
	$28,175,558	$31,655,950

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Nine months ended September 30,
	2010	2009

Revenue
Sales	$56,201,530		$63,254,038

Costs and expenses
Cost of goods sold	48,097,685		53,677,847
Selling, general and administrative expenses	7,486,053		6,770,875
Depreciation and amortization	236,098		196,145
	55,819,836		60,644,867

Operating income	381,694		2,609,171

Other expense (income)
Other income	(8,831,872)		—
Interest expense	369,568		608,241

Earnings before income taxes	8,843,998		2,000,930

Income tax expense	1,368,108		430,.385

Net earnings from continuing operations	7,475,890		1,570,545

Discontinued operations:
Loss from discontinued operations (less applicable income benefit tax of $201,241 in 2009)	—		(381,784)

Net earnings	$7,475,890		$1,188,761

Earnings per common share – basic

From continuing operations	$0.76		$0.16
From discontinued operations	$—-		$(0.04)
Net earnings per common share	$0.76	$	. 012

Earnings per common share – diluted

From continuing operations	$0.72		$0.16
From discontinued operations	$—		$(0.04)
Net earnings per common share	$0.72		$0.12

Weighted average number of common shares
Basic	9,833,635		9,833,635
Diluted	10,398,670		9,833,635

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended September 30,
	2010	2009

Revenue
Sales	$18,108,477	$16,280,397

Costs and expenses
Cost of goods sold	15,344,631	13,286,097
Selling, general and administrative expenses	2,440,108	2,185,049
Depreciation and amortization	99,794	78,463
	17,884,533	15,549,609

Operating income	223,944	730,788

Other expense (income)
Other income	—	—-
Interest expense	85,435	223,685

Earnings before income taxes	138,509	507,103

Income tax expense	—	197,202

Net earnings from continuing	138,509	309,901

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $13,647in 2009)	—	40,160

Net earnings	$138,509	$269,741

Earnings per common share – basic

From continuing operations	$0.01	$0.03
From discontinued operations	$—	$—
Net earnings per common share	$0.01	$0.03

Earnings per common share – diluted

From continuing operations	$0.01	$0.03
From discontinued operations	$—	$—
Net earnings per common share	$0.01	$0.03

Weighted average number of common shares
Basic	9,833,635	9,833,635
Diluted	10,398,670	9,833,635

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2010	2009
	Unaudited
Cash flows from operating activities

Net earnings	$7,475,890	$1,188,761
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	236,098	196,145
Deferred income taxes	1,313,188	20,038
Gain on elimination of long term debt	(9,198,570)	—
Noncash legal settlement	385,000	—
Gain (loss) on disposal of discontinued operations	—	(381,784)
Gain (loss) on sale of marketable securities	(17,440)	—
(Increase) decrease in operating assets and liabilities
Trade receivables	(172,738)	916,567
Inventories	1,738,388	448,917
Prepaid expenses and other current assets	(138,358)	(28,520)
Prepaid federal income taxes	7,953	94,603
Other assets	(38,298)	(49,176)
Accounts payable and accrued expenses	(903,533)	(992,151)
Customer deposits	(905,013)	(769,535)
Net cash provided (used in) by operating activities	(217,433)	643,865
Cash flows from investing activities
Proceeds from sale of discontinued operations	—	1,324,450
Proceeds from sale of marketable securities	62,400	—
Purchase of property and equipment	(287,340)	(290,352)
Net cash provided by (used in) investing activities	(224,940)	1,034,098
Cash flows from financing activities
Repayments of line of credit	(365,113)	—
Proceeds from notes payable	1,000,000	—
Repayments of notes payable	(1,018,465)	(736,188)
Net cash provided by (used in) financing activities	(383,578)	(736,188)

Net(decrease) increase in cash and equivalents	(825,951)	941,775
Cash and cash equivalents at beginning of period	1,446,724	244,429
Cash and cash equivalents at end of period	$620,773	$1,186,204

Supplemental disclosures:

Interest paid for the nine months ended September 30, 2010 and 2009 was $ 369,568 and $608,241, respectively.
Income taxes paid for the nine months ended September 30, 2010 and 2009 was $0 and $0, respectively

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

In November 2009 we discontinued the independent operations of Superior Estate Buyers due to operating loss incurred during the first half of the year in the amount of $ 87,120. This operation was restructured to include buying events in existing local operations to reduce extraordinary overhead related to remote events. As a result of the restructuring the personnel of SEB were reassigned and the Company holds approximately 10 special buying events per year.

DGSE COMPANIES, Inc. and Subsidiaries

(2)  Earnings per share.

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the periods ended September 30, 2010 and 2009 is as follows:

	2010			2009
	Three months ended September 30			Three months ended September 30
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$138,765	9,833,635	$0.01	$269,741	9,833,635	$0.03
Effect of dilutive stock options	—	565,035	(.00)	—	—	—

Diluted earnings per common share	$138,765	10,398,670	$0.01	$269,741	9,833,635	$0.03

Earnings per common share from continuing operations:	2010			2009
	Nine ended September 30			Nine months ended September 30
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$7,475,890	9,833,635	$0.76	$1,188,761	9,833,635	$0.12
Effect of dilutive stock options	—	565,085	(.04)	—	—	—

Diluted earnings per common share	$7,337,125	10,398,670	$0.72	$1,188,761	9,833,635	$0.12

For the nine months and three months ended September 30, 2010, 29,500 shares related to employee stock options were not added to the denominator because inclusion of such shares would be antidilutive.

The following table sets forth outstanding shares of common stock issued in the form of stock purchase warrants and employee stock options as of September 30
	2010	2009

Warrants issued in conjunction with acquisitions	—	438,672
Common stock options	1,498,134	1,423,134

The warrants issued in conjunction with acquisitions were issued to expire on May 29, 2014 at an exercise price of $1.89.  The warrants were terminated on May 25, 2010 in connection with the closing of the transaction authorized by the US District Court for the Northern District of Texas  in the  Stanford  International Bank, Ltd.- settlement.

DGSE COMPANIES, Inc. and Subsidiaries

(3)   Business segment information.

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations.  The Company had no significant non cash items other than depreciation and amortization. Our operations by segment for the three months ended September 30 are as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2010	$5,714	$626	$9,200	$2,568	$—	$—	$18,108
2009	5,734	872	7,203	2,471	—	—	16,280

Net earnings (loss)
2010	63	(26)	184	65	—	(147)	139
2009	207	(22)	61	107	(40)	(43)	270

Identifiable assets
2010	22,488	1,715	1,725	1,138	295	815	28,176
2009	23,267	1,779	1,951	2,386	305	318	30,006

Goodwill
20010	—	837	—	—	—	—	837
2009	—	837	—	—	—	—	837

Capital Expenditures
2010	96	—	—	—	—	—	96
2009	200	—	—	—	—	—	200

Depreciation and amortization
2010	100	—	—	—	—	—	100
2009	78	—	—	—	—	—	78

Interest expense		—	—	—	—	—
2010	85	—	—	—	—	—	85
2009	66	26	66	66			224

Income tax expense
2010	—	—	—	—	—	—	—
2009	169	(12)	(12)	77	(12)	(13)	197

DGSE COMPANIES, Inc. and Subsidiaries

 Our operations by segment for the Nine months ended September 30 are as follows:
(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2010	$17,524	$1,845	$29,288	$7,545	$—	$—	$56,202
2009	17,881	2,672	31,227	11,474	—	—	63,254

Net earnings (loss)
2010	(474)	(28)	549	216	—	7,213	7,476
2009	689	(99)	481	600	(382)	(100)	1,189

Identifiable assets
2010	22,488	1,715	1,725	1,138	295	815	28,176
2009	23,267	1,779	1,951	2,386	305	318	30,006

Goodwill
2010	—	837	—	—	—	—	837
2009	—	837	—	—	—	—	837

Capital Expenditures
2010	233	—	—	—	—	—	233
2009	290	—	—	—	—	—	290

Depreciation and amortization
2010	236	—	—	—	—	—	236
2009	196	—	—	—	—	—	196

Interest expense
2010	370	—	—	—	—	—	370
2009	175	83	175	175	—	—	608

Income tax expense
2010	—	—	—	—	—	1,337	1,337
2009	421	(27)	132	164	(160)	(100)	430

Non-cash item:
Gain on forgiveness of debt
2010	—	—	—	—	—	9,198	9,198
2009	—	—	—	—	—	—	—

(4)  Stock-based Compensation.

We account for all share-based payment awards to employees and directors, including stock options granted under our employee stock option plan, using the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (ASC 718) and the provisions of Staff Accounting Bulletin No. 107, issued by the SEC. We use the Black-Scholes-Merton option-pricing formula to value share-based payments granted to employees and attribute the value of stock-based compensation to expense using the straight-line single option method. Stock-based compensation expense recognized each period includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the measurement date fair value estimate in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the measurement date fair value estimate in accordance with the provisions of ASC 718. Stock-based compensation expense recognized each period is based on the greater of the value of the portion of share-based payment awards under the straight-line method or the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In accordance with ASC 718, we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Stock-based compensation expense under ASC 718 for the nine months ended September 30, 2010 and 2009 was $0 and $48,100, respectively relating to employee and director stock options.

DGSE COMPANIES, Inc. and Subsidiaries

ASC 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Due to our historical net operating loss position, we have not recorded these excess tax benefits at September 30, 2010 and December 31, 2009.

(6)   Discontinued Operations.

In November 2008, we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for all periods presented.  During the first nine months of 2010 and 2009 the auction segment incurred pretax losses of $0 and $512,136, respectively.

The following summarizes the carrying amount of assets and liabilities of the auction segment as of September 30, 2010 and 2009:

Assets
Accounts receivable	$—
Current assets	$—

Long-term receivable	$295,617
Total assets	$295,617
Liabilities
Auctions payable	$—

As of September 30, 2010, there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.

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

(8)  Settlement of Litigation.

On January 27, 2010, DGSE Companies, Inc. (“DGSE”) and Stanford International Bank, LTD (‘SIBL”), which prior to the closing of certain settlement agreements discussed below was a beneficial owner of a significant equity interest in DGSE, a primary lender to a wholly owned subsidiary of DGSE and subject to certain agreements with DGSE and its Chairman, entered into a Purchase and Sale Agreement and a Debt Conversion Agreement to settle DGSE’s lawsuit against SIBL.   On May 25, 2010, DGSE and SIBL and a third party entered in a closing agreement to finalize the settlement agreements upon the approval of the settlement by the United States District Court for the Northern District of Texas which has jurisdiction for the assets of SIBL.   Upon closing of the transaction, SIBL terminated all agreements, converted all of its subsidiary's debt, interest and other expenses for 1,000 shares of DGSE common stock provided to its subsidiary, and sold 3,000,000 shares of common stock to DGSE’s assignee, NTR Metals for $3,000,000 under a Partial Assignment Agreement.  Pursuant to the partial assignment of the Company’s rights as a Buyer to NTR under the Company-SIBL Purchase Agreement, NTR acquired directly from SIBL 3,000,000 Shares of the Company (the “NTR Acquired Interest”). The parties agreed that the remaining portion of the SIBL Equity Interest (i.e. 377,361 Shares) be transferred as designated by the Company. SIBL cancelled 422,814 additional warrants to purchase additional shares of DGSE as part of the settlement agreement.  As a result of the transaction, the Company recognized a gain of $9,198,570 related to the cancellation of debt.

On February 26, 2010, Superior Galleries, Inc. (‘Superior’) entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK, LLC for $385,000 to be paid over three years bearing interest at 8%.  The Company’s settlement with DBBK was a risk management decision based on an original claim in the amount of $806,000.  The lawsuit resulted from a lease transaction entered into by certain officers of Superior.  As of September 30, 2010, the Company has recorded $385,000 loss related to the settlement of this litigation in other (income) expense.

DGSE COMPANIES, Inc. and Subsidiaries

(9) Income Taxes

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

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the period ended September 30, 2009, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

On January 27, 2010, DGSE Companies, Inc. (“DGSE”) and Stanford International Bank, LTD (‘SIBL”) as discussed herein, entered into a settlement agreement that resulted in the Company through it's wholly owned susidiary recognizing a gain of $9,198,570 related to the cancellation of debt owed to SIBL.  The transaction was treated for tax reporting purposes under the insolvency exemption under Section 108, as the stand alone subsidiary, Superior Galleries, was deemed insolvent as its liabilities exceeded it assets by approximately $11 million before the debt was forgiven in the settlement agreement.   Accordingly, the gain was not included in gross income for income tax reporting purposes as the gain excluded did not exceed the amount by which Superior Galleries was insolvent.  The non-recognition rules under Section 108, required a utilization of NOL’s equivalent to the amount of “non-recognized” Cancellation of Debt (COD) income of $9,198,570.  The Superior Galleries NOL acquired primarily through the acquisition in May 2007 resulted in the recording of a deferred tax asset with a valuation allowance recorded against it. The valuation recorded was due to the fact that, as of the acquisition date, the entire NOL could not be fully utilized due to the Section 382 limitation.  In the current period, this valuation allowance was reversed since the NOL was used in this period to offset the COD income on the Stanford settlement.  The provisions of SEC. 108 provided utilization of the net operatin losses of the insolvent subsidiary in excess of net operation losses orginally estimated by the company to be useable to provide future tax benefit. Superior's exchange of DGSE shares provided by its parent settle the debt in exchange for the cancellation of the debt, and DGSE assigned its right to NTR Metals to acquire Stanford’s 3,376,361 shares in exchange for $3,600,000.

(10)  Subsequent Events.

The Company entered into agreements to sell securities through an exempt offering to certain accredited investors in August 2010. The Company filed a Form I.) "Notice of Exempt Offering of Securities" in accordance with SEC regulations to report the offering. The private placement of units, with each unit consisting of (1) 24,286 shares of common stock and (2) $50,000 of indebtedness of the company, evidenced by notes convertible into common stock, for a purchase price of $100,000 per unit, generated aggregate of proceeds of $500,000. The shares of common stock were issued in October 2010. The resulting transaction will be recorded in the 4th quarter of 2010.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

In June 2008, we moved Superior Galleries’ operations from Beverly Hills to Woodland Hills, California.  Superior’s principal line of business is the sale of jewelry, rare coins and bullion  on a retail and wholesale basis. Superior’s retail and wholesale operations are conducted in virtually every state in the United States.  Superior also conducted live and internet auctions for customers seeking to sell their own coins prior to management’s decision to discontinue the live auction operations.  Superior markets its services nationwide through broadcast and print media and independent sales agents, as well as on the internet through third party websites, and through its own website at SGBH.com.

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

DGSE COMPANIES, Inc. and Subsidiaries

Impairment of Long-Lived and Amortized Intangible Assets.  The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives, including the customer base acquired in the Superior acquisition, whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations.   Based on our evaluations no impairment was required as of September 30, 2010.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended December 31, 2009 and 2008 and for the nine-months ended September 30, 2010, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

DGSE COMPANIES, Inc. and Subsidiaries

Results of Operations

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Sales increased by $1,828,000 or 11.0%, during the three months ended September 30, 2010 as compared to 2009.  This increase was primarily the result of a $1,997,000 or 27.4% increase in precious metal, due to higher prices in all metal markets. Sales from all other segments were relative stable during the quarter.   Cost of goods as a percentage of sales was increased to 84.7% in 2010 from 81.6% in 2009 due to the increase in precious metal sales which have lower margins compared to our other segments.

Selling, general and administrative expenses increased by $255,059 or 11.7%, during the three months ended September 30, 2010 as compared to 2009. This increase was primarily due to higher advertising and payroll related cost.  The decrease in interest expense is due to lower interest rates on our line of credit and due the  transaction concluded with the Receiver in the matter of Stanford International Bank LTD

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences. The Company’s effective tax rate for the three months ended June 30, 2010 and 2009 were 18.0% and 16.0%, respectively.

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

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

Sales decreased by $7,052,000 or 11.1%, during the nine months ended September 30, 2010 as compared to 2009.  This decrease was primarily the result of a $357,000, or 1.9%, decrease in retail jewelry sales, a 1,939,000, or 6.2%, decrease in the sale of precious metal products, a $3,929,000 or 34.2% decrease in rare coin sales and a $827,000, or 30.9% decrease in our wholesale jewelry sales.  The decreases in precious metals and rare coin sales were due to a decrease in demand resulting from a less volatile gold market. The decrease in jewelry sales was due to the sluggish retail environment.   Cost of goods as a percentage of sales was 85.6% in 2010 vs. 84.9% in 2009.

Selling, general and administrative expenses increased by $715,178 or 10.6%, during the six months ended June 30, 2010 as compared to 2009. This increase was primarily due to higher advertising and payroll related cost. The decrease in interest expense is due to lower interest rates on our line of credit.

Other income during 2010 was a  result of the transaction concluded with the Receiver in the matter of Stanford International Bank LTD

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences. The Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 were 15.5% and 21.5%, respectively.

Liquidity and Capital Resources

During the nine months ended September 30, 2010 and 2009 cash flows from operating activities totaled ($217,433) and $643,865, respectively. During 2010 the ($217,433) cash flows from operating activities were primarily the result of the decrease in current liabilities ($1,808,546) which was partly offset by a 1,738,388 decrease in inventory. Cash flows from operating activities during 2009 were primarily the result of a decrease in inventory $448,917, a decrease in accounts payable and accrued expenses ($992,151), a decrease in customer deposits ($769,535) and a decrease in trade receivables 916,567. The decrease in inventory and customer deposits was due to a decrease in demand for precious metal products. The decrease in trade receivables was a result of a decrease in the sales of wholesale jewelry products.

During the nine months ended September 30 2010 and 2009 cash flows from investing activities totaled ($224,940) and  $1,034,098, respectively. During 2010 the Company invested $287,340 in property and equipment. During 2009 the primary source of cash from investing activities was the result of cash received from the sale of the Company’s pawn shops in June 2009.

DGSE COMPANIES, Inc. and Subsidiaries

During the nine months ended September 30, 2010 and 2009 cash flows from financing activities totaled ($383,578) and ($736,181), respectively. The use of cash during 2010 and 2009 was the result of repayment of  loans.

We expect capital expenditures to total approximately $100,000 during the next twelve months.  It is anticipated that these expenditures will be funded from working capital. As of September 30, 2010 there were no commitments outstanding for capital expenditures.

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

On May 27, 2010, the Company announced that Texas Capital Bank has agreed to renew and increase the size of its current credit facility. The new facility is composed of a $3.5 million revolving note and a $1.0 million term loan  provided immediate availability to finance current operations.  The agreement was finalized and funded June 2, 2010. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of September 30, 2010, approximately $3.9 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. This credit facility matures in June 2011.

The covenants associated with our credit facility with Texas Capital Bank, N.A. exclude Superior Galleries  are as follows:

As of September 30, 2009	Requirement	Actual calculation
Minimum tangible net worth	17,750,000	17,981,577
Maximum total liabilities to tangible net worth	Not to exceed .75	.44
Minimum debt service coverage	Must be greater than 1.40	1.43

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

On January 27, 2010, DGSE and Stanford International Bank, LTD (‘SIBL”), which was the beneficial owner of a significant equity interest in DGSE, a primary lender to a wholly owned subsidiary of DGSE and subject to certain agreements with DGSE and its Chairman,  entered into definitive agreements whereby  SIBL would terminate all agreements, convert all of its debt through its subsidiary, interest and other expenses and sell all of its equity interests including common stock and warrants to DGSE or its assignees.

DGSE COMPANIES, Inc. and Subsidiaries

On January 27, 2010, DGSE Companies, Inc. (“DGSE”) and Stanford International Bank, LTD (‘SIBL”), which prior to the closing of certain settlement agreements discussed below was a beneficial owner of a significant equity interest in DGSE, a primary lender to a wholly owned subsidiary of DGSE and subject to certain agreements with DGSE and its Chairman, entered into a Purchase and Sale Agreement and a Debt Conversion Agreement to settle DGSE’s lawsuit against SIBL.   On May 25, 2010, DGSE and SIBL and a third party entered in a closing agreement to finalize the settlement agreements upon the approval of the settlement by the United States District Court for the Northern District of Texas which has jurisdiction for the assets of SIBL.   Upon closing of the transaction, SIBL terminated all agreements, converted all of its subsidiary's debt, interest and other expenses for 1,000 shares of DGSE common stock provided to its subsidiary and sold 3,000,000 shares of common stock to DGSE’s assignee, NTR Metals for $3,000,000 under a Partial Assignment Agreement.  Pursuant to the partial assignment of the Company’s rights as a Buyer to NTR under the Company-SIBL Purchase Agreement, NTR acquired directly from SIBL 3,000,000 Shares of the Company (the “NTR Acquired Interest”). The parties agreed that the remaining portion of the SIBL Equity Interest (i.e. 377,361 Shares) be transferred as designated by the Company. SIBL cancelled 422,814 additional warrants to purchase additional shares of DGSE as part of the settlement agreement.  As a result of the transaction, the Company recognized a gain of $9,198,570 related to the cancellation of debt.

	Payments due by period
Contractual Cash Obligations	Total	2010	2011 - 2012	2013 – 2014	Thereafter

Line of credit	$2,979,886	$—	$2,979,886	$—	$—
Long-term debt and capital leases	3,031,804	80,768	489,859	484,608	1,976,569
Operating Leases	1,736,195	151,190	1,248,447	302,486	34,072
Total	$7,747,885	$231,958	$4,718,192	$787,094	$2,010,641

In addition, we estimate that we will pay approximately $400,000 in interest during the next twelve months.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: November 14. 2010
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: November 14. 2010
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

By:	/s/ W. H. Oyster	Dated: November 14. 2010
W. H. Oyster
Director, President and
Chief Operating Officer

By:	/s/ John Benson	Dated: November 14. 2010
John Benson
Chief Financial Officer
(Principal Accounting Officer)