Form 10-K
period 2010-12-31
DGSE COMPANIES INC
filed 2011-04-15
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
__________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 YES [    ]            NO [ √ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES [    ]            NO [ √ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ √ ]             NO [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ √ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See definitions of “larger accelerated filer,” “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

          Large accelerated filer  [   ]                                                                               Accelerated filer  [   ]
          Non-accelerated filer    [   ] (Do not check if a smaller reporting company)    Smaller Reporting Company  [ √ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]            NO [ √ ]

Aggregate market value of the 3,774,762 shares of Common Stock held by non-affiliates of the registrant at the closing sales price as reported on the NYSE Amex on June 30, 2010	$11,965,995
Number of shares of Common Stock outstanding as of the close of business on April 13, 2010:	9,986,100
Documents incorporated by reference:

Portions of the definitive proxy statement relating to the 2011 Annual Meeting of Stockholders of DGSE Companies, Inc. are incorporated by reference into Part III of this report.

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

Late in 2007, Superior Estate Buyers was launched to bring our unique expertise in the purchase of gold, silver, diamonds, rare coins and other collectibles to local markets with a team of traveling professionals for short-term buying events. .

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

Products and Services

Our jewelry operations include sales to both wholesale and retail customers. We sell finished jewelry, gem stones, and findings (gold jewelry components) and make custom jewelry to order.  Jewelry inventory is readily available from wholesalers throughout the United States.  In addition, we purchase inventory from pawn shops and individuals.  Jewelry repair is also available to our customers in our all of our store locations.

Our bullion and rare coin trading operations buy and sell all forms of precious metals products including United States and other government coins, medallions, art bars and trade unit bars.  Bullion and rare coin transactions are conducted at all of our store locations.

Bullion and rare coin products are purchased and sold based on current market price.  The availability of precious metal products is a function of price as virtually all bullion items are actively traded.  Precious metals sales amounted to 52.1% of total revenues for 2010, 50.0% in 2009 and 43.2% in 2008.

We have a jewelry super store located in Mt. Pleasant, South Carolina. The store operates through a wholly owned subsidiary, Charleston Gold and Diamond Exchange, Inc. (“CGDE”). CGDE operates in a leased facility located in Mt. Pleasant, South Carolina.

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

The SGBH.com website services as a primary rare coin marketing site and also includes a retail store.

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

 We did not have any customer or supplier that accounted for more than 10% of total sales or purchases during 2009 or 2008.  However in 2010, 27.0% of our sales and 11.6% of our purchases were transactions with NTR Metals, LLC (“NTR”).

On May 25, 2010, we entered into a Closing Agreement, dated May 25, 2010 with NTR, a Texas limited liability company, and Dr. L.S. Smith, our CEO.  Pursuant to the Closing Agreement and that certain Purchase and Sale Agreement (and Amendments thereto), dated January 27, 2010, by and among  us and Stanford International Bank, Ltd. (“SIBL”), an entity organized under the laws of Antigua, we assigned our right to acquire three million (3,000,000) shares of our common stock, par value $0.01 per share (the “NTR Acquired Interest”), from SIBL to NTR, whereby NTR acquired the NTR Acquired Interest directly from SIBL for a cash purchase price of $3,600,000 paid to SIBL by NTR.

Simultaneously with the Closing, NTR granted to Dr. Smith a 4-year proxy (the “NTR Proxy”) on the NTR Acquired Interest.  NTR will not be represented on our Board of Directors, nor will NTR be otherwise involved in the management of the Registrant.  In addition, NTR has entered into a one-year Lock-Up Agreement on the NTR Acquired Interest.  In exchange for NTR’s grant of the NTR Proxy, Dr. Smith granted to NTR an option (the “Option”) to acquire one million (1,000,000) shares of our common stock owned by Dr. Smith, at an exercise price of $6.00 per share for the first two years following the anniversary of the Closing.  If the Option remains unexercised on the second anniversary following the Closing, then the exercise price shall increase to $10.00 per share for the third and fourth years following the anniversary of Closing.  The NTR Proxy shall terminate, and the voting rights on the NTR Acquired Interest shall revert back to NTR, upon the occurrence of: 1) NTR’s exercise of the Option at any time during the four-year Option period; or 2) the death of Dr. Smith.

Pursuant to the Closing Agreement, NTR has been granted piggy-back registration rights with respect to those shares of the NTR Acquired Interest that remain restricted securities (the ”Remaining Shares”).  The Remaining Shares may, in the event that we propose to register any of its securities for public sale under the Securities Act of 1933, as amended (the “Securities Act”), and upon timely written request from NTR, be included in the registration statement covering those securities being registered for sale by DGSE under the Securities Act.

Sales and Marketing

All of our activities rely heavily on local television, radio and print media advertising.  Marketing activities emphasize our broad and unusual array of products and services and the attractiveness of its pricing and service.

We market our bullion and rare coin trading services through a combination of advertising in national coin publications, local print media, coin and bullion wire services and our internet web site.  Trades are primarily with coin and bullion dealers on a "cash on confirmation" basis which is prevalent in the industry.  Cash on confirmation means that once credit is approved the buyer remits funds by mail or wire concurrently with the mailing of the precious metals.  Customer orders for bullion or rare coin trades are customarily delivered within three days of the order or upon clearance of funds depending on the customer's credit standing.   Our backlogs for fabricated jewelry products were not significant as of December 31, 2010, 2009 and 2008.

Seasonality

The retail and wholesale jewelry business is seasonal.  We realized 31.9%, 25.9% and 22.2%  of our annual sales in the fourth quarters of 2010, 2009 and 2008, respectively.

While our bullion and rare coin business is not seasonal, management believes it is directly impacted by the perception of inflation trends.  Historically, anticipation of increases in the rate of inflation has resulted in higher levels of interest in precious metals as well as higher prices for such metals. Our other business activities are not seasonal.

Competition

We operate in a highly competitive industry where competition is based on a combination of price, service and product quality.  Our jewelry activities compete with numerous other retail jewelers in Dallas and Euless, Texas; Woodland Hills, California; and Mt. Pleasant, South Carolina and the surrounding areas.

The bullion and rare coin industry in which we compete is dominated by substantially larger enterprises which wholesale bullion, rare coin and other precious metal products.

We attempt to compete in all of our activities by offering high quality products and services at prices below that of our competitors and by maintaining a staff of highly qualified employees.

Employees

As of December 31, 2010, we employed 70 individuals, 66 of whom were full time employees.

Available Information

Our website is located at www.dgse.com. Through this website, we make available free of charge all of our Securities and Exchange Commission filings.  In addition, a complete copy of our Code of Ethics is available through this website.

Discontinued Operations and Acquisitions

Discontinued Operations.

In December 2008 we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008 and 2007. As a result, the operating results of the auction segment have been reclassified to discontinued operations for 2008 and 2009. During 2008 the auction segment incurred a pretax loss of $2,379,151 and during 2009 the auction segment incurred a pretax loss of $795,328. The 2009 loss is the last of the charges from the auction segment.

In June 2009 we sold the assets of National Jewelry Exchange, Inc. (our two pawn shops) to an unrelated third party for cash in the amount of $1,324.450. The proceeds were used to retire $400,000 of our bank debt and the balance was used for working capital.  As a result, operating results from National Jewelry Exchange have been reclassified to discontinued operations for all periods presented.

In November 2009 we discontinued the operations of Superior Estate Buyers due to operating loss incurred during the first half of 2009 in the amount of $87,120.

As a result, operating results from these business segments have been reclassified to discontinued operations for all periods presented.  As of December 31, 2010 there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.

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

A failure of our internal controls and disclosure controls and procedures could have a material adverse impact on us and our investors’ confidence in our reported financial information.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If we fail to maintain a system of effective internal controls, it could have a material adverse effect on our business, financial position or operating results. Additionally, adverse publicity related to a failure in our internal controls over financial reporting could have a negative impact on our reputation and business.

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

On May 25, 2010, we entered into a Closing Agreement, dated May 25, 2010 with NTR Metals, LLC, a Texas limited liability company, and Dr. L.S. Smith, our CEO.  Pursuant to the Closing Agreement and that certain Purchase and Sale Agreement (and Amendments thereto), dated January 27, 2010, by and among  us and Stanford International Bank, Ltd. (“SIBL”), an entity organized under the laws of Antigua, we assigned our right to acquire three million (3,000,000) shares of our common stock, par value $0.01 per share (the “NTR Acquired Interest”), from SIBL to NTR, whereby NTR acquired the NTR Acquired Interest directly from SIBL for a cash purchase price of $3,600,000 paid to SIBL by NTR.

Simultaneously with the Closing, NTR granted to Dr. Smith a 4-year proxy (the “NTR Proxy”) on the NTR Acquired Interest.  NTR will not be represented on our Board of Directors, nor will NTR be otherwise involved in the management of the Registrant.  In addition, NTR has entered into a one-year Lock-Up Agreement on the NTR Acquired Interest.  In exchange for NTR’s grant of the NTR Proxy, Dr. Smith granted to NTR an option (the “Option”) to acquire one million (1,000,000) shares of our common stock owned by Dr. Smith, at an exercise price of $6.00 per share for the first two years following the anniversary of the Closing.  If the Option remains unexercised on the second anniversary following the Closing, then the exercise price shall increase to $10.00 per share for the third and fourth years following the anniversary of Closing.  The NTR Proxy shall terminate, and the voting rights on the NTR Acquired Interest shall revert back to NTR, upon the occurrence of: 1) NTR’s exercise of the Option at any time during the four-year Option period; or 2) the death of Dr. Smith.

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

We may incur significant legal, accounting and other expenses as a result of our required compliance with certain regulations. More specifically, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently implemented by the SEC, impose various requirements on public companies. Our management and other personnel must devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, beginning with our year ended December 31, 2007, management was required to perform system and process evaluation and testing of the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Section 404(b) of the Sarbanes-Oxley Act required companies to obtain auditor’s attestation related to their assessment of the effectiveness of our internal controls over financial reporting. The compliance deadline for smaller reporting companies to comply with Section 404(b) had been extended by the SEC to annual reports covering fiscal years ended on or after June 15, 2010, or in our case for our annual report covering our year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Wall Street Reform Act”). Section 989G of the Wall Street Reform Act expressly exempts issuers that are neither “large accelerated filers” nor “accelerated filers” (which includes smaller reporting companies) from the requirement contained in Section 404(b) of the Sarbanes Oxley Act to provide an auditor attestation of internal control over financial reporting.

Although we are no longer required to comply with Section 404(b), we remain subject to Section 404(a) (that is, management’s report on our internal controls over financial reporting). Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. As a result, our compliance with Section 404(a) may require that we incur substantial accounting expense and expend significant management efforts. We do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to ensure compliance with these regulations and/or to correct such material weaknesses. If we are not able to comply with the requirements of Section 404(a), or if we identify deficiencies in our internal controls over financial reporting, the market price of our common shares could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

The revolving credit facility with Texas Capital Bank, N.A. is collateralized by a general security interest in our assets. If we were to default under the terms of the credit facility, the lender would have the right to foreclose on our assets.

In December 2005, we entered into a revolving credit facility with Texas Capital Bank, N.A., which  permits borrowings up to a maximum principal amount of $4.5 million. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of December 31, 2010, approximately $4.5 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

We own a 20,000 square foot facility at 11311 Reeder Rd, Dallas, Texas which houses retail and wholesale jewelry, bullion and rare coin trading operations and our principal executive offices. The land and buildings are subject to a mortgage maturing in August 2016, with a balance outstanding of approximately $2,165,167 as of December 31, 2010.

Our Euless, TX location is a 2,158 square foot facility which houses retail jewelry, bullion and rare coin trading operations.  Our monthly lease payments at December 31, 2010 are $2,248 and the lease is due to expire June 30, 2015.

CGDE operates in a leased 2,367 square foot facility in Mt. Pleasant, South Carolina. The lease expires in May 2015 and requires monthly lease payments in the amount of $5,146.

Our Superior Galleries operations are located in an approximately 9,265 square foot storefront facility located at 20011 Ventura Boulevard, Woodland Hills, California. This facility includes administrative, customer support, gallery and retail space.  The lease for this facility expires March 31, 2013.  The average combined monthly rental rate is $33,064 including parking fees and rent of storage space.

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

On January 27, 2010, the Company and Stanford International Bank, LTD (‘SIBL”), which prior to the closing of certain settlement agreements discussed below was a beneficial owner of a significant equity interest in DGSE, a primary lender to a wholly owned subsidiary of DGSE and subject to certain agreements with DGSE and its Chairman, entered into a Purchase and Sale Agreement and a Debt Conversion Agreement to settle DGSE’s lawsuit against SIBL.   On May 25, 2010, DGSE and SIBL and a third party entered in a closing agreement to finalize the settlement agreements upon the approval of the settlement by the United States District Court for the Northern District of Texas which has jurisdiction for the assets of SIBL.   Upon closing of the transaction, SIBL terminated all agreements, converted all of its subsidiary's debt, interest and other expenses for 1,000 shares of DGSE common stock provided to its subsidiary, and sold 3,000,000 shares of common stock to DGSE’s assignee, NTR Metals for $3,000,000 under a Partial Assignment Agreement.  Pursuant to the partial assignment of the Company’s rights as a Buyer to NTR under the Company-SIBL Purchase Agreement, NTR acquired directly from SIBL 3,000,000 Shares of the Company (the “NTR Acquired Interest”). The parties agreed that the remaining portion of the SIBL Equity Interest (i.e. 377,361 Shares) be transferred as designated by the Company. SIBL cancelled 422,814 additional warrants to purchase additional shares of DGSE as part of the settlement agreement.  As a result of the transaction, the Company recognized a gain of $9,198,570 related to the cancellation of debt.

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

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On October 31, 2007, our Common Stock began trading on the NYSE Amex under the symbol “DGC” and is currently trading under the symbol “DGSE”.  Previously, our Common Stock was traded on the NASDAQ Small CAP Market under the symbol “DGSE”.  The following table sets forth for the period indicated, the per share high and low bid quotations as reported on NYSE Amex for our common stock.  During the past three years, we have not declared any dividends with respect to our common stock. We intend to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of common stock in the foreseeable future.

The Company entered into agreements to sell securities through an exempt offering to certain accredited investors in August 2010. The Company filed a Form D.) "Notice of Exempt Offering of Securities" in accordance with SEC regulations to report the offering. The private placement of units, with each unit consisting of (1) 24,286 shares of common stock and (2) $50,000 of indebtedness of the company, evidenced by notes convertible into common stock, for a purchase price of $100,000 per unit, generated aggregate of proceeds of $500,000. The shares of common stock were issued in October 2010.

The following quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not reflect actual transactions. High and low bid quotations for the last two years were:

2010	High	Low
Fourth Quarter	$4.840	$3.520
Third Quarter	4.020	2.410
Second Quarter	3.250	1.610
First Quarter	2.560	1.300
2009	High	Low
Fourth Quarter	$1.750	$1.160
Third Quarter	1.500	0.780
Second Quarter	1.200	0.760
First Quarter	1.950	0.760

On April 14, 2011, the closing sales price for our common stock was $5.20 and there were 595 shareholders of record.

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

The following table summarizes options outstanding as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of options, warrants & rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,498,134	$2.34	700,000
Equity compensation plans not approved by security holders	None	--	None
Total	1,498,134	$2.34	700,000

On June 27, 2006 stockholders of the Company approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan). During the year ended December 31, 2007, there were 130,000 options granted to our non-employee directors under this plan and, as a result, there are 700,000 shares available for future grants under the 2006 Plan.

Stock Performance Table

The following table represents a comparison of the five year total return of our common stock to the NASDAQ Composite Index, the S&P 600 Small Cap Index and the S&P Retail Index for the period from January 1, 2006 to December 31, 2010.  The comparison assumes $100 was invested on December 31, 2005 and dividends, if any, were reinvested for all years ending December 31.

Comparison of Five Year Cumulative Return

Date:	DGSE Common Stock	NASDAQ Composite Index	S&P Retail Index	S&P 600 Small Cap Index
2005	100	100	100	100
2006	128	110	109	114
2007	260	120	111	113
2008	83	71	61	77
2009	70	104	90	95
2010	221	121	111	119

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

In limited circumstances, the Company exchanges merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which the Company recognizes revenue in accordance with FASB ASC 845-10-25, Nonmonetary Transactions. When the Company exchanges merchandise for similar merchandise and there is no monetary component to the exchange, the Company does not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When the Company exchanges merchandise for similar merchandise and there is a monetary component to the exchange, the Company recognizes revenue to the extent of monetary assets received and determine the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

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

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended December 31, 2010 and 2009, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

Results of Operations

Comparison of the Years ended December 31, 2010 and 2009

Revenues decreased by $2,802,000 or 3.3%, in 2010.  This decrease was primarily the result of a $3,082,000, or 22.0% decrease in rare coin and jewelry sales. The decreases in rare coin and jewelry sales were due to a sluggish retail environment where there appears to be less interest in rare coins as compared to bullion related products. Cost of goods sold as a percentage of sales increased slightly to 85.7% in 2010 from 85.6% in 2009 and gross margins decreased slightly to 14.3% in 2010 from 14.4% in 2009.  This decrease was due to an increase in precious metal sales which have a lower margin than jewelry and rare coins revenues.

Selling, general and administrative expenses decreased $343,000 or 3.2% during the year. This decrease was primarily due to reduced advertising expenses.  Depreciation and amortization increased by $84,000 during 2010 due to new assets being placed into service and the amortization of deferred financing costs associated with the renewal of our credit facility.

In May 2010, the Company undertook a complete accounting and financial reporting system conversion, replacing an older accounting system with a newer system that provides better reporting, functionality, and improved controls.  Management determined the conversion requirements and the conversion process created multiple process and reporting errors in their general ledger and financial reporting modules inclusive of multiple book to physical and other inventory reconciling items, under reporting of customer deposits, and various unreconcilable errors identified when the Company performed its annual book to physical count adjustments at year end.  The sum total of adjustments required to correct the effected account balances was $3,771,702 which was reflected as an adjustment to inventory impairment expense in the second quarter.  These adjustments are reflected net of tax effects in our second quarter results that have been restated in the quarterly comparison in Note 19 of our financial statements.  See also management’s discussion of the internal control deficiency which precipitated this reporting problem.

Other income during 2010 was a result of the transaction concluded with the Receiver in the matter of Stanford International Bank LTD as discussed in Legal Proceedings above.

In November 2008 we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for 2009 and 2008.  During 2008 the auction segment incurred a pretax loss of $3,227,151which includes $848,000 related to the impairment of goodwill associated with the Superior acquisition in May 2007.  During 2009 the auction segment incurred a pretax loss of $710,056.

In June 2009 we sold the assets of National Jewelry Exchange, Inc. (our two pawn shops to an unrelated third party for cash in the amount of $ 1,324.450. The proceeds were used to retire $400,000 of our bank debt and the balance was used for working capital. As a result, the operations results of this segment have been classified as discontinued operations.

In December 2009, the Company decided to discontinue operations of Superior Estate Buyers. This decision was based on the substantial losses being incurred by this component during 2009. As a result, the operating results of this segment have been reclassified to discontinued operations for 2009 and 2008. During 2009, Superior Estate Buyers incurred a pretax loss of $87,120.

As a result, operating results from these business segments have been reclassified to discontinued operations for all periods presented

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences.  The Company’s effective tax rate was (16.0%) and 31.5% for the year ended December 31, 2010 and 2009, respectively.

Comparison of the Years ended December 31, 2009 and 2008

Revenues decreased by $15,854,000 or 15.6%, in 2009.  This decrease was primarily the result of a $2,652,000 or   5.8% decrease in the sale of precious metals products, a $11,958,000 or 32.6% decrease in retail jewelry sales and a $1,890,000, or 11.8% decrease in rare coin sales. The decreases in precious metals and rare coin sales were due to a reduced availability of precious metal products and the reduction of activity at Superior as a result of the discontinuance of the auction business segment. The decrease in jewelry sales was due to the sluggish retail environment.  In addition, the discontinuance of the auction business segment and the sale of our pawn shops had an indirect effect on our retail sales.  Cost of goods sold as a percentage of sales decreased to 85.6% in 2009 from 87.7% in 2008 and gross margins increased to 14.4% in 2009 from 12.3% in 2008.  This increase was due to the decrease in precious metal sales which have a lower margin than jewelry and rare coins revenues.

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

In November 2008 we decided to discontinue the live auction segment of the Company’s business activities. This decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for 2009 and 2008.  During 2008 the auction segment incurred a pretax loss of $3,227,151which includes $848,000 related to the impairment of goodwill associated with the Superior acquisition in May 2007.  During 2009 the auction segment incurred a pretax loss of $710,056.

In June 2009 we sold the assets of National Jewelry Exchange, Inc. (our two pawn shops to an unrelated third party for cash in the amount of $ 1,324.450. The proceeds were used to retire $400,000 of our bank debt and the balance was used for working capital. As a result, the operations results of this segment have been classified as discontinued operations.

In December 2009, the Company decided to discontinue operations of Superior Estate Buyers. This decision was based on the substantial losses being incurred by this component during 2009. As a result, the operating results of this segment have been reclassified to discontinued operations for 2009 and 2008. During 2009, Superior Estate Buyers incurred a pretax loss of $87,120.

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

Liquidity and Capital Resources

During the three years ended December 31, 2010 cash flows from operating activities totaled ($1,798,418), $1,317,816, and ($1,013,482), respectively. Cash used in operating activities during 2010 was primarily the result of inventory purchases ($3,052,133) offset by an increase customer deposits, $335,859, an increase in accounts payable and accrued expenses, $86,438 and a decrease in prepaid expenses, $390,933. The increase in deposits was primarily the result of a 29% price increase in gold products and a significant increase in the demand for precious metal products.

During the three years ended December 31, 2010 cash flows from investing activities totaled ($73,141) $851,204, and ($1,222,178). The cash used in 2010 was the result of the purchase and installation of a new accounting system. The cash provided in 2009 was primarily due to the proceeds from the sale discontinued operations. The uses of cash in 2008 were primarily the result of building improvements ($1,130,602) during 2008.

During the three years ended December 31, 2010 cash flows from financing activities totaled $1,296,303, ($942,389) and $1,919,205. These cash flows were the result of borrowings and repayments of loans.  In 2010, we also received $500,000 in proceeds from the issuance of common stock and convertible debt.  The Company entered into agreements to sell securities through an exempt offering to certain accredited investors in August 2010. The Company filed a Form D.) "Notice of Exempt Offering of Securities" in accordance with SEC regulations to report the offering. The private placement of units, with each unit consisting of (1) 24,286 shares of common stock and (2) $50,000 of indebtedness of the company, evidenced by notes convertible into common stock, for a purchase price of $100,000 per unit, generated aggregate of proceeds of $500,000. The shares of common stock were issued in October 2010.

We expect capital expenditures to total approximately $150,000 during the next twelve months.  It is anticipated that these expenditures will be funded from working capital. As of December 31, 2010 there were no commitments outstanding for capital expenditures.

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

On May 27, 2010, the Company announced that Texas Capital Bank has agreed to renew and increase the size of its current credit facility. The new facility is composed of a $3.5 million revolving note and a $1.0 million term loan  provided immediate availability to finance current operations.  The agreement was finalized and funded June 2, 2010. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of December 31, 2010, approximately $4.5 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. This credit facility matures in June 2011. As of December 31, 2010 the Company was not in full compliance of the loan covenants, however, management believes the non-compliance was cured as of March 31, 2011.

The covenants associated with our credit facility with Texas Capital Bank, N.A., excluding Superior Galleries, are as follows:

As of December 31, 2010	Requirement	Actual calculation
Minimum tangible net worth	17,750,000	15,217,255
Maximum total liabilities to tangible net worth	Not to exceed .75	.77
Minimum debt service coverage	Must be greater than 1.40	1.47

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

On January 27, 2010, DGSE and SIBL, which prior to the closing of certain settlement agreements discussed below was a beneficial owner of a significant equity interest in DGSE, a primary lender to a wholly owned subsidiary of DGSE and subject to certain agreements with DGSE and its Chairman, entered into a Purchase and Sale Agreement and a Debt Conversion Agreement to settle DGSE’s lawsuit against SIBL.   On May 25, 2010, DGSE and SIBL and a third party entered in a closing agreement to finalize the settlement agreements upon the approval of the settlement by the United States District Court for the Northern District of Texas which has jurisdiction for the assets of SIBL.   Upon closing of the transaction, SIBL terminated all agreements, converted all of its subsidiary's debt, interest and other expenses for 1,000 shares of DGSE common stock provided to its subsidiary and sold 3,000,000 shares of common stock to DGSE’s assignee, NTR Metals for $3,000,000 under a Partial Assignment Agreement.  Pursuant to the partial assignment of the Company’s rights as a Buyer to NTR under the Company-SIBL Purchase Agreement, NTR acquired directly from SIBL 3,000,000 Shares of the Company (the “NTR Acquired Interest”). The parties agreed that the remaining portion of the SIBL Equity Interest (i.e. 377,361 Shares) be transferred as designated by the Company. SIBL cancelled 422,814 additional warrants to purchase additional shares of DGSE as part of the settlement agreement.  As a result of the transaction, the Company recognized a gain of $9,198,570 related to the cancellation of debt.

	Payments due by period
Contractual Cash Obligations	Total	2011	2012 - 2013	2014 - 2015	Thereafter
Notes payable	$3,552,342	$3,552,342	$--	$--	$--
Long-term debt and capital leases	3,589,817	420,170	1,038,321	536,858	1,594,468
Operating Leases	1,585,005	616,462	845,741	122,802	--
Total	$8,727,164	$4,588,974	$1,844,062	$659,660	$1,594,468

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

Our earnings and financial position may be affected by changes in precious metal values and the resulting impact on and jewelry sales. The proceeds of scrap sales and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values.  The impact on our financial position and results of operations of a hypothetical change in precious metal values cannot be reasonably estimated.

ITEM 8. FINANCIAL STATEMENTS.

(a)	Financial Statements (see pages 32 - F-22 of this report).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control — Integrated Framework. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses in the following area:

•
The Company did not maintain effective controls over certain account reconciliations. Specifically, account reconciliations associated with inventory, depository accounts and intercompany accounts lacked appropriate supporting documentation and were not reviewed in a satisfactory manner. This material weakness contributed to the restatement of the current year’s quarterly data contained in Note 19 in our financial statements included in this Annual Report on Form 10-K.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting and safeguarding of assets as of December 31, 2010.

The Company's management has taken, or is in the process of taking, various actions that are intended to remediate these material weaknesses. The Company's Chief Executive Officer, Chief Financial Officer and its Controller are overseeing the implementation of these remediation efforts, including:

•	The hiring of an Inventory Control manager and related personnel.

•	A review of the Company's internal controls, policies and procedures and organization structure relating to the areas where material weaknesses were identified and report to the audit committee.

•	The hiring of additional personnel and the retraining of existing personnel within its finance organization.

•	Increased oversight by the audit committee in both financial reporting and internal controls.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2010, there have been certain changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as discussed herein.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.(*)

Item 11.  Executive Compensation.(*)

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.(*)

Item 13.  Certain Relationships and Related Transactions, and Director Independence.(*)

Item 14.  Principal Accountant Fees and Services.(*)

*
The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2011 Annual Meeting of Stockholders of DGSE Companies, Inc., which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 6, 2007		×	8-K	January 9, 2007	2.1

2.2	Limited Joinder Agreement, dated as of January 6, 2007		×	8-K	January 9, 2007	2.9

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		x	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992		×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate		×	S-4	January 6, 2007	4.1

10.1	Renewal, Extension And Modification Agreement dated January 28, 1994, by and among DGSE Corporation and Michael E. Hall And Marian E. Hall	×	10-KSB	March 1995	10.2

10.2	Lease Agreement dated June 2, 2000 by and between SND Properties and Charleston Gold and Diamond Exchange, Inc.	×	10-KSB	March 29, 2001	10.1

10.3	Lease agreement dated October 5, 2004 by and between Beltline Denton Road Associates and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.2

10.4	Lease agreement dated December 1, 2004 by and between Stone Lewis Properties and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.3

10.5	Lease agreement dated November 18, 2004 by and between Hinkle Income Properties LLC and American Pay Day Centers, Inc.	×	10-K	April 15, 2005	10.4

10.6	Lease Agreement dated January 17, 2005 by and between Belle-Hall Development Phase III Limited Partnership and DGSE Companies, Inc.	×	S-4	January 6, 2007	10.6

10.7	Sale agreement dated executed July 5, 2007 by and between DGSE Companies, Inc. and Texas Department of Transportation	×	8-K	July 11, 2007	10.1

10.8	Purchase agreement dated July 5, 2007 by and between DGSE Companies, Inc. and 11311 Reeder Road Holdings, LP	×	8-K	July 11, 2007	10.2

10.9	Loan Agreement, dated as of December 22, 2005, between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K/A	August 17, 2006	10.1

10.10	Third Amendment to Loan Agreement, dated as of May 10, 2007, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	May 9, 2007	3.0

10.11	Support Agreement, DGSE stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.1

10.12	Securities Exchange Agreement, dated as of January 6, 2007	×	8-K	January 9, 2007	99.2

10.13	Warrant to DiGenova, issued January 6, 2007	×	8-K	January 9, 2007	99.3

10.14	Support Agreement, Superior stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.5

10.15	Asset purchase agreement, dated May 9, 2007, by and between DGSE Companies, Inc. and Euless Gold & Silver, Inc.	×	8-K	May 9, 2007	1.0

10.16	Subordinated Promissory Note dated May 9, 2007	×	8-K	May 9, 2007	2.0

10.17	Registration Rights Agreement with Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.1

10.18	Corporate Governance Agreement with Dr. L.S. Smith and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.2

10.19	Escrow Agreement with American Stock Transfer & Trust Company and Stanford International Bank Ltd., as stockholder agent, dated as of May 30, 2007	×	8-K	May 31, 2007	99.3

10.20	Form of Warrants	×	8-K	May 31, 2007	99.4

10.21	Amended and Restated Commercial Loan and Security Agreement, by and between Superior Galleries Inc. and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.5

10.22	Employment Agreement with L.S. Smith, dated as of May 30, 2007		×	8-K	May 31, 2007	99.6

10.23	Employment Agreement with William H. Oyster, dated as of May 30, 2007		×	8-K	May 31, 2007	99.7

10.24	Employment Agreement with John Benson, dated as of May 30, 2007		×	8-K	May 31, 2007	99.8

10.25	Eighth Amendment to Loan Agreement by and between DGSE Companies, Inc. and Tezas Capital Bank, NA		×	8-K	June 3, 2010	99.2

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John Benson	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John Benson	×

(b) Reports on Form 8-K :

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: April 14, 2011
L. S. Smith
Chairman of the Board,
Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: April 14, 2011
L. S. Smith
Chairman of the Board,
Chief Executive Officer and Secretary

By:	/s/ W. H. Oyster	Dated: April 14, 2011
W. H. Oyster Director, President and Chief Operating Officer

By:	/s/ John Benson	Dated: April 14, 2011
John Benson Chief Financial Officer (Principal Accounting Officer)

By:	/s/ William P. Cordeiro	Dated: April 14, 2011
Director

By:	/s/ Craig Allan-Lee	Dated: April 14, 2011
Director

By:	/s/ David Rector	Dated: April 14, 2011
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of DGSE Companies, Inc.

We have audited the accompanying consolidated balance sheets of DSGE Companies, Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2010, 2009, and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of operations and its cash flows for the years ended December 31, 2010, 2009, and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cornwell Jackson
Plano, Texas
April 15, 2011

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$871,468	$1,446,724
Trade receivables	793,869	649,310
Inventories	17,046,716	17,766,285
Prepaid expenses	416,376	807,298
Prepaid federal income tax	319,772	319,772
Total current assets	19,448,201	20,989,389

Marketable securities – available for sale	7,500	45,000
Property and equipment, net	4,466,517	4,713,142
Deferred income taxes	2,844,511	2,050,775
Goodwill	837,117	837,117
Intangible assets, net	2,435,339	2,464,006
Other assets	220,949	260,904
Non-current assets of discontinued operations	—	295,617
	$30,260,134	$31,655,950

LIABILITIES
Current Liabilities:
Notes payable	$52,455	$48,569
Current maturities of long-term debt	420,170	310,714
Line of credit	3,499,887	3,195,000
Accounts payable – trade	1,791,451	1,472,663
Accrued expenses	260,361	492,710
Customer deposits	2,428,452	2,092,593
Total current liabilities	8,452,776	7,612,249

Long-term debt, less current maturities	3,169,647	11,605,143
Convertible debt, net of debt discount	148,000	—
	11,770,423	19,217,392

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,986,065 and 9,863,635 shares issued and outstanding at the end of each period in 2010 and 2009	99,861	98,637
Additional paid-in capital	19,084,646	18,698,091
Accumulated other comprehensive loss	—	—
Retained deficit	(694,796)	(6,358,170)
	18,489,711	12,438,558

	$30,260,134	$31,655,950

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2010	2009	2008
Revenue:
Sales	$82,567,921	$85,369,679	$101,224,082

Costs and expenses:
Cost of goods sold	70,769,750	73,105,758	88,802,032
Inventory impairment	3,771,702	—	—
Selling, general and administrative expenses	11,096,407	10,753,717	8,307,924
Depreciation and amortization	494,911	410,838	396,772
Impairment of goodwill	—	—	7,337,443
	86,132,770	84,270,313	104,844,171

Operating income (loss)	(3,564,849)	1,099,366	(3,620,089)

Other (income) expense:
Other income	(18,301)	(3,813)	87,694
Interest expense	383,994	401,105	902,897
Gain on debt settlement	(9,198,570)	—	—
Loss on legal settlement	385,000	—	—

Earnings before income taxes	4,883,028	702,074	(4,610,680)

Income tax expense (benefit)	(780,346)	221,457	1,069,351

Net earnings (loss) from continuing operations	5,663,374	480,617	(5,680,031)

Discontinued operations:
Loss (Gain) from discontinued operations (less applicable income tax benefit (expense) of $0, $3,526, and $1,118,485, respectively)	—	803,848	2,171,176
Loss (Gain) on disposal of discontinued operations (less applicable income tax benefit (expense) of $0, ($4,913), and $0, respectively)	—	(9,537)	—

Net earnings (loss)	$5,663,374	$(313,694)	$(7,851,207)

Earnings per common share
Basic
From continuing operations	$.57	$.05	$(.59)
From discontinued operations	—	(.08)	(.22)
Net earnings per common share	$.57	$(.03)	$(.81)

Diluted
From continuing operations	$.55	$.05	$(.59)
From discontinued operations	—	(.08)	(.22)
Net earnings per common share	$.55	$(.03)	$(.81)

Weighted average number of common shares:
Basic	9,894,243	9,838,735	9,708,045
Diluted	10,355,531	9,838,735	9,708,045

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31,

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Comprehensive			Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Amount	Income (Loss)	Deficit)	Income (Loss)			Income (Loss)	Equity
Balance at January 1, 2008	9,490,357	$94,904	$18,473,234	$1,806,731				$(97,288)	$20,277,581
Net loss				(7,851,207)	$	[(7,851,207	)]		(7,851,207)
Other comprehensive income, net of tax:
Impairment of marketable securities						97,288		97,288	97,288
Comprehensive income					$	[( 7,753,919	)]
Stock issued in Heritage settlement	8,372	83	49,916						49,999
Conversion of warrants	334,906	3,350	(17,580)						(14,230)
Stock based compensation			36,092						36,092

Balance at December 31, 2008	9,833,635	$98,337	$18,541,662	$(6,044,476)				$—	$12,595,523
Net loss				(313,694)					$(313,694)
Stock issued in exchange for rent concession	30,000	300	71,700						72,000
Stock based compensation			84,729						84,729

Balance at December 31, 2009	9,863,635	$98,637	$18,698,091	$(6,358,170)				$—	$12,438,558
Net income				5,663,374					5,663,374
Stock option expense			35,768						35,768
Stock issued in connection with Stanford debt settlement	1,000	10	—						10
Stock issued in connection with private placement	121,430	1,214	350,787						352,001
Balance at December 31, 2010	9,986,065	$99,861	$19,084,646	(694,796)				$—	$18,489,711

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2010	2009	2008

Cash flows from operating activities:
Net earnings (loss)	$5,663,374	$(313,694)	$(7,851,207)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	494,911	410,838	484,832
Impairment of Goodwill	—	—	8,185,443
Deferred taxes	(793,736)	176,857	(102,827)
(Gain)/Loss on sale of marketable securities	(17,440)	—	115,991
Stock options expense	35,768	84,729	18,512
Loss (gain) on discontinued operations	—	(14,500)	—
Bad debt expense	295,617	—	—
Gain on sale of Stanford debt settlement	(9,198,570)	—	—
Inventory impairment	3,771,702	—	—
Loss on settlement of litigation	385,000	—	50,000
(Increase) decrease in operating assets and liabilities:
Trade receivables	(144,559)	2,173,749	1,473,136
Inventories	(3,052,133)	(2,362,528)	(3,077,051)
Prepaid expenses and other current assets	390,933	(223,275)	(27,417)
Other long-term assets	(51,583)	(25,749)	49,583
Accounts payable and accrued expenses	86,437	541,105	(668,000)
Customer deposits	335,859	870,284	915,554
Federal income taxes payable	—	—	(580,031)
Net cash provided (used) by operating activities	(1,798,418)	1,317,816	(1,013,482)
Cash flows from investing activities:
Pawn loans made	—	(635,020)	(1,294,876)
Pawn loans repaid	—	328,074	649,122
Recovery of pawn loan principal through sale of forfeited collateral	—	298,483	624,557
Purchase of property and equipment	(128,081)	(419,783)	(1,130,602)
Deal cost for Superior Galleries acquisition	—	—	(70,379)
Investment in securities	—	(45,000)	—
Proceeds from sale of discontinued operations	—	1,324,450	—
Proceeds from sale of securities	54,940	—	—
Net cash provided by (used) by investing activities	(73,141)	851,204	(1,222,178)
Cash flows from financing activities:
Borrowings from long-term debt and line of credit	2,140,582	—	2,500,000
Repayments of long-term debt and line of credit	(1,248,096)	(942,389)	(580,795)
Repayments of note payable in conjunction with legal settlement	(96,183)	—	—
Proceeds from issuance of common stock and convertible debt in connection with private placement	500,000	—	—
Net cash provided (used) by financing activities	1,296,303	(942,389)	1,919,205

Net increase (decrease) in cash and cash equivalents	(575,256)	1,226,631	(316,455)
Cash and cash equivalents at beginning of period	1,446,724	220,093	536,548
Cash and cash equivalents at end of period	$871,468	$1,446,724	$220,093
Supplemental disclosures:
Cash paid during the year for:
Interest	$417,768	$381,919	$904,242
Income taxes	—	—	600,000
Non cash Financing Activities:
Issuance of note payable in conjunction with legal settlement	$385,000	$—	$—
Issuance of common stock in exchange for rent concession	—	70,000	—

The accompanying notes are an integral part of these consolidated financial statements.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 1 – Summary of Accounting Policies and Nature of Operations

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations
DGSE Companies, Inc. and its subsidiaries (the “Company”), sell jewelry and bullion products to both retail and wholesale customers throughout the United States through its facilities in Dallas and Euless, Texas, Mt. Pleasant, South Carolina, Woodland Hills California and through its various internet sites.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries.  All material intercompany transactions and balances have been eliminated.

In November 2008, the Company decided to discontinue the live auction segment of its business activities. The decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for 2009 and 2008. During 2009 and 2008, the auction segment incurred pretax losses of $710,656 and $2,379,151.

In July 2009, the Company sold the assets of our National Pawn locations and discontinued operations in those locations. As a result, the operating results of National Pawn have been reclassified to discontinued operations for 2009, 2008 and 2007. During 2009, we recognized a pretax gain of $14,450 on the disposal of assets and incurred a pretax loss of $9,599 from operations.

In December 2009, the Company decided to discontinue the operations of Superior Estate Buyers. This decision was based on the substantial losses being incurred by this component during 2009. As a result, the operating results of this segment have been reclassified to discontinued operations for 2009 and 2008. During 2009 and 2008, Superior Estate Buyers incurred a pretax loss of $87,120 and 17,095.

As a result of these dispositions, the Consolidated Financial Statements and related notes have been reclassed to present the results of the American Pay Day Center locations, Auction Segment, National Pawn and Superior Estate Buyer’s activities as discontinued operations.

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

Inventory
Jewelry and other inventory are valued at lower-of-cost-or-market (specific identification).  Bullion inventory is valued at lower-of-cost-or-market (average cost).

Property and Equipment
Property and equipment are stated at cost and are depreciated over their estimated useful lives, generally from five to ten years, on a straight-line basis.  Equipment capitalized under capital leases are amortized over the lesser of the useful life or respective lease terms and the related amortization is included in depreciation and amortization expense. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the lease.

Expenditures for maintenance and repairs are charged against income as incurred; betterments that increase the value or materially extend the life of the related assets are capitalized. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 1 – Summary of Accounting Policies and Nature of Operations - continued

Goodwill
In accordance with Accounting Standards Codification (ASC) 350, Intangibles—Goodwill and Other, we test goodwill for impairment annually or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize additional goodwill impairments. See Note 7 for additional disclosures related to goodwill.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment by comparing the carrying value of the assets with their estimated future cash flows. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is commensurate with the risk inherent in our current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon the most recent projections. Any changes in key assumptions, particularly performance or market conditions, could result in an unanticipated impairment charge. For instance, in the event of a major market downturn or adverse developments within a particular market or portion of our business, individual stores may become unprofitable, which could result in a write-down of the carrying value of the assets located in those stores.

Financial Instruments
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, marketable securities, short-term debt, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these consolidated financial instruments.  The carrying amount reported for long-term debt approximates fair value because substantially all of the underlying instruments have variable interest rates which adjust frequently or the interest rates approximate current market rates.

Advertising Costs
Advertising costs are expensed as incurred and amounted to $1,803,806, $2,636,178 and $2,028,275 for 2010, 2009 and 2008, respectively.

Accounts Receivable
The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  As of December 31, 2010 and 2009, the Company did not have an allowance recorded.

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

The Company accounts for its position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2010 and 2009, respectively.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

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

In limited circumstances, the Company exchanges merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which the Company recognizes revenue in accordance with ASC 845, Nonmonetary Transactions. When the Company exchanges merchandise for similar merchandise and there is no monetary component to the exchange, the Company does not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When the Company exchanges merchandise for similar merchandise and there is a monetary component to the exchange, the Company recognizes revenue to the extent of monetary assets received and determine the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

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
December 31, 2010, 2009 and 2008

Note 1 – Summary of Accounting Policies and Nature of Operations - continued

Fair Value Measures
In September 2006, the Financial Accounting Standards Board issued ASC 820,Fair Value Measurements and Disclosure. ASC 820 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values. These tiers include:

Level 1	—	Quoted prices for identical instruments in active markets;
Level 2	—
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and

Level 3	—	Instruments whose significant inputs are unobservable.

As cash and short-term cash investments, trade payables and certain other short-term financial instruments are all short-term in nature; their carrying amount approximates fair value.

The Company believes that the recorded values of its variable rate and approximated their fair value.  Estimates of fair value are based on estimated interest rates for the same or similar debt offered to the Company having the same or similar maturities and collateral requirements.

We utilize fair value techniques to evaluate the need for potential impairment losses related to goodwill and intangible assets not subject to amortization pursuant to ASC 350, Intangible—Goodwill and Other and long-lived assets pursuant to ASC 360, Property, Plant and Equipment. We calculate estimated fair value using Level 3 inputs, including the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections. The weighted average cost of capital was estimated using information from comparable companies and management's judgment related to risks associated with the operations of each reporting unit. The terminal value used in the goodwill analysis was determined based on estimates of long-term inflation expectations.

Shipping and Handling Costs
Shipping and handling costs are included in selling general and administrative expenses, and amounted to $186,450, $357,492 and $248,333 for 2010, 2009 and 2008, respectively.

Taxes Collected From Customers
The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis.  The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenues or expenses.

Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants outstanding determined using the treasury stock method.

Comprehensive Income
The Company reports all changes in comprehensive income in the consolidated statements of changes in shareholders’ equity, in accordance with the provisions of ASC 220, Comprehensive Income.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 1 – Summary of Accounting Policies and Nature of Operations - continued

Stock-Based Compensation
The Company accounts for share-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense for fiscal years 2010, 2009 and 2008 includes compensation expense for new share-based awards and for share-based awards granted prior to, but not yet vested, as of January 1, 2006.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including depreciation of property and equipment and amortization or impairment of intangible assets. The Company evaluates its estimates and assumptions on an ongoing basis and relies on historical experience and various other factors that it believes to be reasonable under the circumstances to determine such estimates. Because uncertainties with respect to estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

Reclassifications
Certain reclassifications of prior year data have been made to the consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements
 In January 2010, the FASB issued Accounting Standards Update 2010-06,Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 provides more robust disclosures about the transfers between Levels 1 and 2, the activity in Level 3 fair value measurements and clarifies the level of disaggregation and disclosure related to the valuation techniques and inputs used. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

 In February 2010, the FASB issued Accounting Standards Update 2010-09,Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"). ASU 2010-09 amends the guidance issued in ASC 855, Subsequent Events , by not requiring SEC filers to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 was effective upon issuance. There was not a material impact from the adoption of this guidance on our consolidated financial statements.

Note 2 – Concentration of Credit Risk

The Company maintains cash balances in financial institutions in excess of federally insured limits.

Note 3 – Inventories

A summary of inventories at December 31 is as follows:

	2010	2009
Jewelry	$12,568,505	$12,880,768
Scrap gold	736,852	280,051
Bullion	1,518,801	3,584,294
Rare coins	2,222,558	1,021,172
Total	$17,046,716	$17,766,285

In May 2010, the Company undertook a complete accounting and financial reporting system conversion, replacing an older accounting system with a newer system that provides better reporting, functionality, and improved controls.  Management determined the conversion requirements and the conversion process created multiple process and reporting errors in their general ledger and financial reporting modules inclusive of multiple book to physical and other inventory reconciling items, under reporting of customer deposits, and various unreconcilable errors identified when the Company performed its annual book to physical count adjustments at year end.  The sum total of adjustments required to correct the effected account balances was $3,771,702 which was reflected as an adjustment to inventory impairment expense in the second quarter.  These adjustments are reflected net of tax effects in our second quarter results that have been restated in the quarterly comparison in Note 19 of our financial statements.  See also management’s discussion of the internal control deficiency which precipitated this reporting problem.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 4 – Investments

As of December 31, 2010 and 2009, the Company’s investments were classified as follows:

2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Current:
Available-for-sale:
Investments	$7,500	-	-	$7,500

2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Current:
Available-for-sale:
Investments	45,000	-	-	45,000

Investment income (loss) for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008
Interest Income	-	-	-
Dividend Income	-	-	-
(Loss) on sale of marketable securities	-	-	-
Impairment of marketable securities	-	-	(115,991)
Total	-	-	(115,991)

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

At December 31, 2008, the Company wrote-off the value of certain of its equity security investments. The write-off amounted to $115,992 and was due to a decline in the fair value of the equity security which, in the opinion of management, was considered to be other than temporary. The write-off is included in “Other income (expense)” in the accompanying Statement of Operations for 2008.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 5 – Property and Equipment

A summary of property and equipment at December 31, 2010 and 2009 is as follows:

	2010	2009
Buildings and improvements	$3,278,586	$3,275,395
Machinery and equipment	2,151,141	1,378,158
Furniture and fixtures	153,967	802,060
	5,583,694	5,455,613
Less: accumulated depreciation and amortization	2,277,647	1,902,941
	3,306,047	3,552,673
Land	1,160,470	1,160,470

Total property and equipment	$4,466,517	$4,713,142

Note 6 – Goodwill

At December 31, goodwill was reflected for the following reporting units:

	2010	2009
Wholesale watch sales	$837,117	$837,117
Total goodwill	$837,117	$837,117

In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment annually or more frequently if events occur which indicate a potential reduction in the fair value of a reporting unit's net assets below its carrying value. We calculate estimated fair value using the present value of future cash flows expected to be generated using a weighted average cost of capital, terminal values and updated financial projections. Based on the test results, we concluded that no impairment was necessary for the $837,117 of goodwill related to the Fairchild acquisition. The key assumptions used to determine the fair value of our reporting units include: (1) cash flow projections for five years assuming positive comparable sales growth; (2) terminal year growth rates of two percent; and (3) discount rates based on our weighted average cost of capital adjusted for risks associated with the operations of the reporting unit. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with estimates and assumptions used to calculate fair value, we may be required to recognize goodwill impairments.

Based on the test results performed in fiscal year 2009, we fully impaired goodwill totaling $8.2 million related to a reporting unit in the Auction segment. The charge was allocated amongst discontinued and continuing operations in the consolidated statements of operations.

Note 7 – Notes Payable

At December 31, 2010 and 2009, the Company was obligated to an individual under an unsecured, demand note bearing an annual interest rate of 8% totaling $52, 455 and $48,569, respectively.  The note is payable on demand at request of the holder.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 8 – Long-Term Debt

	2010	2009
A summary of long-term debt at December 31, follows:
Revolving promissory notes payable to bank, a note of $3,499,887 and $3,195,000 at December 31, 2010 and 2009, respectively, which bears interest at the greater of 6% or prime plus 1% (6.0% at December 31, 2010) and is due June 22, 2011 and a note of $1,000,000 which bears interest at the greater of 6% or prime plus 1% (6.0% at December 31, 2010) due in equal monthly installments of $16,667 through June 22, 2012. Balance of note was $833,331 and $216,639 as of December 31, 2010 and 2009, respectively. The defined borrowing base requirement is based on eligible trade receivables and inventory. As of December 31, 2010, available but unused borrowing capacity on the revolver was $0. These notes are secured by all accounts receivable, inventory, property and equipment and intangible assets. The notes contain certain covenants, restricting payment of dividends and requiring the Company to maintain certain financial ratios. In addition to the above, the Company had an additional $11,500,000 line of credit with Stanford International Bank, LTD. Interest on this facility was based on the prime rate, as reported in the Wall Street Journal and the facility was to mature and become due in May 2011. As of December 31, 2009, $9,200,000 had been drawn against the line of credit, most of which related to the Superior Galleries acquisition. During 2010, all outstanding obligations to Stanford International Bank, LTD were converted for 1,000 shares of the Company’s common stock (See Note13).
	$4,388,162	$12,611,915

Mortgage payable, due in monthly installments of $22,744, including interest of 6.70%, with a lump sum principal payment of approximately $1.5 million due at its maturity date of August 1, 2016.	2,165,170	2,251,387

Settlement payable, due in monthly installments of $12,065, including interest of 8% through February 15, 2013.	288,817	—

Note payable, due January 2, 2013. Interest is payable in monthly installments at a rate of 8%	247,555	247,555
	7,089,704	15,110,857
Line of credit	(3,499,887)	(3,195,000)
Long-term debt, excluding line of credit	3,589,817	11,915,857
Current portion of long-term debt	(420,170)	(310,714)
Long-term debt, net of current portion	$3,169,647	$11,605,143

The following table summarizes the aggregate maturities of long-term debt and reflects the revised maturities from refinancing of certain long-term debt subsequent to year-end:

December 31,	2010
2011	$420,170
2012	450,558
2013	587,763
2014	322,540
2015	214,318
Thereafter	1,594,468
$3,589,817

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 9 – Convertible Debt

In July 2010, the Company sold in a private placement to qualified buyers and accredited investors five units comprised of 24,286 shares of Common Stock and indebtedness of the Company in the principal amount of $50,000 (the Note) for a purchase price of $100,000 per unit. The Notes are unsecured, bear interest at 7% per annum and are due August 16, 2015. Interest is payable quarterly in cash or common stock based on a defined interest conversion rate at the Company’s option.  The unpaid principal and accrued interest of each Note, at the option of the lender, may be converted into shares of common stock of the Company based on a defined conversion rate.  Total funds received of $500,000 were allocated $352,000 to the Common Stock and 148,000 to the Notes.  The values assigned to both the Notes and the Common Stock were allocated based on their relative fair values.  The relative fair value of the Common Stock of $352,000 at the time of issuance, which was determined based on the trading price of the Company’s common stock at the time of issuance, was recorded as additional paid-in capital and reduced the carry value of the Notes.  The discount on the Notes is being amortized to interest expense over the term of the Notes.  At December 31, 2010, the principal balance of the Notes of $250,000 was presented net of unamortized discounts of approximately $102,000.

Note 10 – Earnings Per Common Share

A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Net Earnings	Shares	Per Share
	(In thousands, except per share data)
Year ended December 31, 2010
Basic earnings per common share	$5,663,374	9,894,243	$.57
Effect of dilutive stock options	—	461,288
Diluted earnings per common share	$5,663,374	10,355,531	$.55

Year ended December 31, 2009
Basic earnings per common share	$(313,694)	9,838,735	$(0.03)
Effect of dilutive stock options	—	—
Diluted earnings per common share	$(313,694)	9,838,735	$(0.03)
Year ended December 31, 2008
Basic earnings per common share	$(7,851,207)	9,708,045	$(0.81)
Effect of dilutive stock options	—	—
Diluted earnings per common share	$(7,851,207)	9,708,045	$(0.81)

For the year ended December 31, 2010, 2009 and 2008, approximately 30 thousand shares, 1.4 million shares and 1.4 million shares, respectively related to employee stock options were not added to the denominator because inclusion of such shares would be antidilutive.

For the year ended December 31, 2010, 2009 and 2008, approximately 0 shares, 400,000 shares and 400,000 shares, respectively related to warrants issued in conjunction with certain acquisitions were not added to the denominator because inclusion of such shares would be antidilutive.

The following table sets forth outstanding shares of common stock issued in the form of stock purchase warrants and employee stock options as of December 31:

	2010	2009	2008

Warrants issued in conjunction with financing	—	—	—
Warrants issued in conjunction with acquisitions	—	422,814	422,814
Common stock options	1,498,134	1,518,134	1,458,155

The warrants issued in conjunction with acquisitions were issued to expire on May 29, 2014 at an exercise price of $1.89.  During 2010, these warrants extinguished in conjunction with the Stanford debt settlement (see Note 13)

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 11 – Stock Options

In March 2004, our board of directors and the stockholders approved the 2004 Stock Option Plan that provided for incentive stock options and nonqualified stock options to be granted to key employee and certain directors.  Our Board of Directors or designated committee established the terms of each option granted under the 2004 Stock Option Plan.  The stock options granted under the plan generally vest over 1 to 5 years and have a maximum contractual life of 10 years. At December 31, 2010 we had no options available for grant and 1,368,134 options granted and outstanding under the 2004 Stock Option Plan.

In May 2007, our board of directors and the stockholders approved the 2006 Equity Inventive Plan that provided for incentive stock options and nonqualified stock options to be granted to key employee and certain directors.  Our Board of Directors or designated committee established the terms of each option granted under the 2006 Equity Incentive Plan.  The stock options granted under the plan generally vest over 1 to 5 years and have a maximum contractual life of 10 years.  At December 31, 2010 we had 700,000 options available for grant and 130,000 options granted and outstanding under the 2006 Equity Incentive Plan.

The following table summarizes the activity in common shares subject to options for the years ended December 31, 2010, 2009 and 2008:

	At December 31,
	2010		2009		2008
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,518,134	$2.02	1,458,155	$2.17	1,479,252	$2.13
Granted	-	0.00	100,000	0.78	-	0.00
Exercised	-	0.00	-	0.00	-	0.00
Forfeited	(20,000)	2.97	(40,021)	5.25	(21,097)	5.72

Outstanding at end of year	1,498,134	$2.01	1,518,134	$2.02	1,458,155	$2.17

Options exercisable at end of year	1,486,134	$1.98	1,500,134	$1.98	1,418,155	$2.16

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 11 – Stock Options (continued)

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

Information about Plan stock options outstanding at December 31, 2010 is summarized as follows:

	Options outstanding
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.78	100,000	8 years	$0.78	$350,000
$1.12	267,857	2 years	1.12	846,428
$1.13 to $2.25	1,062,777	2 years	2.21	2,199,948
$2.26 to $2.82	30,000	2 years	2.56	51,600
$2.83 to $4.19	7,500	1 years	4.06	1,650
$6.00	30,000	7 years	6.00	-
	1,498,134			$3,449,626

	Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate intrinsic value
$0.78	100,000	8 years	$0.78	$350,000
$1.12	267,857	2 years	1.12	846,428
$1.13 to $2.25	1,062,777	2 years	2.21	2,199,948
$2.26 to $2.82	30,000	2 years	2.56	51,600
$2.83 to $4.19	7,500	1 years	4.06	1,650
$6.00	18,000	7 years	6.00	-
	1,486,134			$3,449,626

The aggregate intrinsic values in the above table were based on the closing price of our common stock of $4.28 as of December 31, 2010.  The aggregate fair value of stock options vesting during 2010 and 2009 was $28,000 and $71,000, respectively.

During 2010, 2009, and 2008, we recognized $35,768, $84,729 and $36,092 respectively, of stock-based compensation expense related to the plans, which was recorded in selling, general, and administrative expenses.  At December 31, 2010, the balance of unearned stock-based compensation to be expensed in future periods related to unvested share-based awards was approximately$67,000.  The weighted average period over which the unearned stock-based compensation was expected to be recognized was approximately 2 years.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 12 – Intangible Assets

Intangible assets represent the customer base and trade name resulting from the Superior Acquisition as follows:

	December 31, 2010	December 31, 2009

Customer base	$343,999	$372,666
Trade name	$2,091,340	$2,091,340
Intangible assets	$2,435,339	$2,464,006

Only the customer base intangible asset is subject to amortization.  The customer base is being amortized over a 15 year life.  Amortization expense related to the customer base was $28,667 and 28,667 for the years ended December 31, 2010 and 2009, respectively.  The accumulated amortization as of December 31, 2010 and 2009 is $86,001 and $57,334, respectively.

Note 13 – Settlement of Litigation

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

On February 26, 2010, Superior Galleries, Inc. (‘Superior’) entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK, LLC for $385,000 to be paid over three years bearing interest at 8%.  The Company’s settlement with DBBK was a risk management decision based on an original claim in the amount of $806,000.  The lawsuit resulted from a lease transaction entered into by certain officers of Superior, Larry Abbott and Silvano Digenova, during a time when the Company had a management contract with Superior between these certain officers and Stanford International Bank, Ltd (‘SIBL’) that precluded them from entering into these transactions.  Although the claim has been settled, the Company believes it has a counter claim against Abbott, Digenova, and SIBL resulting from their false and misleading facts regarding the management of Superior and its financial condition, further business opportunities and available financing which induced the Company to acquire Superior.  As of December 31, 2010, the Company has recorded $385,000 loss related to the settlement of this litigation in other (income) expense.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 14 – Income Taxes

Deferred income taxes are comprised of the following at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets (liabilities):
Inventory	$94,551	$90,951
Stock option and other	44,196	34,122
Unrealized loss on available for sale securities	—	—
Property and equipment	(187,721)	(175,046)
Capital loss carryover	—
Net operating and other loss carryforward	3,084,745	2,377,138
Goodwill and intangibles	(191,260)	(93,892)
Total deferred tax assets	$2,844,511	$2,233,273
Valuation Allowance	—	(182,498)
	$2,844,511	$2,050,775

The tax provision (benefit) on pretax income from continuing operations includes the following:

	2010	2009	2008
Federal—
Current	$—	$—	$1,118,458
Deferred	(754,049)	157,784	(92,545)

	(754,049)	157,784	1,025,940
State and foreign—
Current	13,390	45,986	53,694
Deferred	(39,687)	17,686	(10,283)

	(26,297)	63,672	43,411

	$(780,346)	$221,456	$1,069,351

A reconciliation of the effective tax rate to the amount computed by applying the federal income tax rate to pretax income:

	2010	2009	2008

Tax expense at statutory rate	$1,660,229	$211,809	$(1,704,412)
Goodwill impairment	—	—	2,783,051
Other	20,283	9,647	(9,288)
Valuation allowance of net operating losses	(2,460,858)
	(780,346)	221,456	1,069,351

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 14 – Income Taxes (continued)

As of December 31, 2010 and 2009, the Company had approximately $3.6 million and $12.8 million of net operating loss carry-forwards, related to the Superior acquisition which may be available to reduce taxable income in future years, subject to the applicable Internal Revenue Code Section 382 limitations. These carry-forwards will expire, if not utilized, through 2025 to 2026.  As of December 31, 2010 and 2009, the Company had approximately $5.3 million and $1.6 million of net operating loss carry-forwards related to Superior’s post acquisition operating losses and other operating losses incurred by the Company’s other operations. These carry-forwards will expire, if not utilized, through 2027 to 2029.  As of December 31, 2009, the Company determined based on consideration of all available evidence, including but not limited to historical, current and future anticipated financial results as well as applicable IRS limitation and expiration dates related to the Company’s net operating losses a valuation allowance should be recorded for a portion of the amount of the deferred tax asset.  As of December 31, 2010, the Company reversed the valuation allowance of $182,498 and booked an additional approximately $2.2 million tax benefit from Superior net operating losses that were accessible for utilization as an offset to the Superior debt settlement income recognized in 2010.  Management believes that the realization of the remaining benefits from these losses appear to be more than likely based on consideration of all available evidence, including but not limited to historical, current and future anticipated financial results.  Accordingly, the Company has not provided a valuation allowance on the deferred tax asset benefit from the net operating loss carry-forwards as of December 31, 2010.

Note 15 – Operating Leases

The Company leases certain of its facilities under operating leases.  The minimum rental commitments under noncancellable operating leases as of December 31, 2010 are as follows:

Year Ending December 31,	Lease Obligations

2011	$500,115
2012	515,639
2013	218,055
2014	117,157
2015 and thereafter	46,292

$1,397,258

Rent expense for the years ended December 31, 2010, 2009 and 2008 was approximately $498,628, $412,377 and $461,227, respectively.

Note 16 – Discontinued Operations

In November 2008, the Company decided to discontinue the live auction segment of its business activities. The decision was based on the substantial losses being incurred by this operating segment during 2008. As a result, the operating results of the auction segment have been reclassified to discontinued operations for 2009 and 2008. During 2009 and 2008, the auction segment incurred pretax losses of $710,656 and $2,379,151.

In July 2009, the Company sold the assets of our National Pawn locations and discontinued operations in those locations. As a result, the operating results of National Pawn have been reclassified to discontinued operations for 2009, 2008 and 2007. During 2009, we recognized a pretax gain of $14,450 on the disposal of assets and incurred a pretax loss of $9,599 from operations.

In December 2009, the Company decided to discontinue the operations of Superior Estate Buyers. This decision was based on the substantial losses being incurred by this component during 2009. As a result, the operating results of this segment have been reclassified to discontinued operations for 2009 and 2008. During 2009 and 2008, Superior Estate Buyers incurred a pretax loss of $87,120 and 17,095.

As a result, operating results from these business segments have been reclassified to discontinued operations for all periods presented.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 16 – Discontinued Operations (continued)

The following summarizes the carrying amount of assets and liabilities of the above noted discontinued segment and/or components as of December 31:

Assets	2010	2009
Cash	$—	$—
Accounts receivable	—	—
Inventory	—	—
Prepaid and other current asset	—	—
Current assets	—	—
Property and equipment, net	—	—
Other long term assets	—	—
Long-term receivable	$—	$295,617
Total assets	—	$295,617
Liabilities
Auctions payable	$—	$—

During 2010, the Company determined that the long-term receivable noted above was impaired as collectability of this receivable was uncertain.  During 2009, the Company successfully obtained judgment against the payee of this long-term receivable.  However, the Company has yet to receive payment. The long-term receivable was unsecured and the amount that the Company may ultimately recover, if any, is not presently determinable.  Therefore, the balance of this long-term receivable was written off to bad debt expense which is included in selling, general and administrative the 2010 Statement of Operations.

As of December 31, 2010, there were no other operating assets to be disposed of or liabilities to be paid in completing the disposition of these operations.

Note 17 – Related Party Transactions

The Company purchases and sells a substantial portion of precious metal and bullion to NTR Metals.  During 2010, NTR Metals, pursuant to the partial assignment of the Company’s rights as a Buyer to NTR under the Company-SIBL Purchase Agreement, became a major stockholder of the Company.  During 2010, the Company sold approximately $22 million of precious metals and bullion to NTR Metals.  During 2010, the Company purchased approximately $11 million in precious metal and bullion from NTR Metals to fulfill customer orders.  As of December 31, 2010, the Company’s was obligated to pay $752,647 to NTR Metals.

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 18 – Segment Information

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments, pay day lending and pawn operations. There were no significant non-cash items during the periods.  The Company’s operations by segment were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Bullion	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2010	$24,891	$2,968	$42,981	$10,941	$—	$787	$82,568
2009	24,633	3,917	42,797	14,023	—	—	85,407
2008	34,737	5,125	45,449	15,913	—	—	101,224

Net income (loss)
2010	103	9	60	35	—	5,456	5,663
2009	379	(72)	65	244	(795)	(135)	(314)
2008	1,698	197	139	(7,446)	(2,130)	(183)	(7,851)

Identifiable assets
2010	24,274	984	1,519	2,222	—	424	29,423
2009	21,290	1,556	1,900	1,663	305	4,352	31,066
2008	23,396	1,710	1,955	1,827	1,206	1,250	31,344

Capital Expenditures
2010	128	—	—	—	—	—	128
2009	420	—	—	—	—	—	420
2008	1,081	—	6	—	—	10	1,097

Depreciation and amortization
2010	495	—	—	—	—	—	495
2009	267	6	70	66	—	2	411
2008	140	—	33	104	48	72	397
Goodwill
2010	—	837	—	—	—	—	837
2009	—	837	—	—	—	—	837
2008	—	837	—	—	—	—	837

Interest expense
2010	120	53	105	105	—	—	383
2009	126	57	109	109	—	—	401
2008	545	—	179	179	—	—	903

Income tax expense
2010	(14)	(1)	(8)	(6)	—	(751)	(780)
2009	174	(33)	30	112	—	(62)	221
2008	967	55	27	68	—	(48)	1,069

DGSE Companies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Note 19 – Restatement of Quarters Ended June 30 and September 30

When we completed our Form 10-K for the year ended 2010, we determined that it was necessary to restate our unaudited consolidated financial statements and other financial information at and for the quarters ended, June 30 and September 30, 2010. During the second quarter the Company adjusted customer deposits and accounts payable by approximately $1.9 million and $1.7 million, respectively, to accurately reflect the respective liabilities.  Furthermore, the Company adjusted inventory by approximately $3.7 million in order to reflect multiple book to physical and other inventory reconciling items.  The tax benefits of the aforementioned adjustments was approximately $1.8 million.  During the third quarter the company adjusted these same balances to reflect the changes in the second quarter. The quarterly financial information is presented below:

		RESTATED	RESTATED
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Year ended December 31, 2010
Revenues	$17,347	$20,745	$18,108	$26,366
Operating profit	(104)	(3,509)	224	(175)
Net earnings	(130)	5,645	139	10
Basic earnings per common share	$(0.01)	$0.57	$0.01	$0.00
Diluted earnings per common share	$(0.01)	$0.54	$0.01	$0.00

Inventory		$15,428	$14,583
Total Current Assets		18,738	17,602
Deferred income taxes		2,367	2,367
Total Assets		$29,855	$28,679

Accounts payable – trade		$2,240	$1,335
Customer Deposits		2,979	2,393
Total Current Liabilities		8,886	7,849

Retained earnings (deficit)		(844)	(705)
Total Stockholders’ Equity		17,951	18,092
Total Liabilities and Stockholders’ Equity		$29,855	$28,679

Year ended December 31, 2009
Revenues	$25,340	$21,634	$16,280	$22,116
Operating profit	844	1,076	731	(1,552)
Net earnings	229	689	270	(1,502)
Basic earnings per common share	$0.02	$0.07	$0.03	$(0.15)
Diluted earnings per common share	$0.02	$0.07	$0.03	$(0.15)

Year ended December 31, 2008
Revenues	$32,175	$25,715	$23,994	$23,335
Operating profit	1,051	557	1,085	962
Net earnings	182	278	166	(8,477)
Basic earnings per common share	$0.04	$0.05	$0.02	$(0.86)
Diluted earnings per common share	$0.04	$0.04	$0.02	$(0.86)