Form 10-Q
period 2011-03-31
DGSE COMPANIES INC
filed 2011-05-06
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2011:

Class	Outstanding

Common stock, $.01 par value per share	9,986,065

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Consolidated Financial Statement:

	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	1

	Consolidated Statements of Operations for the three months ended	2
	March 31, 2011 and 2010

	Consolidated Statements of Cash Flows for the three months ended	3
	March 31, 2011 and 2010

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition	7
	and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	13

PART II.	OTHER INFORMATION

Item 3.	Legal Proceedings.	14

Item 5.	Other Information.	14

Item 6.	Exhibits.	14

SIGNATURES

i

DGSE Companies, Inc. and Subsidiaries

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$1,483,727	$871,468
Trade receivables	380,229	793,869
Inventories	17,833,595	17,046,716
Prepaid expenses	487,011	416,376
Prepaid federal income tax	319,772	319,772
Total current assets	20,504,334	19,448,201

Marketable securities – available for sale	7,500	7,500
Property and equipment, net	4,450,432	4,466,517
Deferred income taxes	2,688,620	2,844,511
Goodwill	837,117	837,117
Intangible assets	2,428,172	2,435,339
Other assets	198,063	220,949
	$31,114,238	$30,260,134

LIABILITIES
Current Liabilities:
Notes payable	$52,455	$52,455
Current maturities of long-term debt	420,170	420,170
Line of credit	3,499,887	3,499,887
Accounts payable – trade	1,150,154	1,791,451
Accrued expenses	285,930	260,361
Customer deposits	3,808,427	2,428,452
Total current liabilities	9,217,023	8,452,776

Long-term debt, less current maturities	2,947,950	3,169,647
Convertible debt, net of debt discount	148,000	148,000
	12,312,973	11,770,423

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 9,986,065 shares issued and outstanding at the end of each period.	99,861	99,861
Additional paid-in capital	19,093,588	19,084,646
Retained deficit	(392,184)	(694,796)
	18,801,265	18,489,711

	$31,114,238	$30,260,134

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2011	2010
	Unaudited
Revenue
Sales	$24,758,244	$17,347,554

Costs and expenses
Cost of goods sold	21,457,696	14,918,715
Selling, general and administrative expenses	2,649,513	2,466,647
Depreciation and amortization	101,123	66,424
	24,208,332	17,451,786

Operating income	549,912	(104,232)

Other expense (income)
Other income	(2,245)	(17,440)
Interest expense	88,779	110,406

Earnings before income taxes	463,378	(197,198)

Income tax (benefit) expense	160,766	(67,047)

Net earnings (loss)	302,612	(130,151)

Earnings per common share
Basic	$0.03	$(0.01)

Diluted	$0.03	$(0.01)

Weighted average number of common shares
Basic	9,986,065	9,833,635
Diluted	10,557,436	9,833,635

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2011	2010
Cash flows from operating activities	Unaudited

Net earnings	302,612	$(130,151)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	101,123	66,424
Deferred income taxes	155,891	--
Stock option expense	8,942	--
(Increase) decrease in operating assets and liabilities:
Trade receivables	413,640	(50,478)
Inventories	(786,879)	1,138,838
Prepaid expenses and other current assets	(70,634)	15,951
Accounts payable and accrued expenses	(615,728)	(934,785)
Customer deposits	1,379,975	(433,162)
Federal income taxes payable	--	(67,047)
Other assets	--	43,999
Net cash provided by (used in) operating activities	888,942	(350,411)
Cash flows from investing activities
Purchase of property and equipment	(54,986)	(87,762)
Net cash used in investing activities	(54,986)	(87,762)
Cash flows from financing activities
Repayments of notes payable	(221,697)	(65,563)
Net cash used in financing activities	(221,697)	(65,563)

Net increase (decrease) in cash and cash equivalents	612,259	(503,736)
Cash and cash equivalents at beginning of period	871,468	1,446,724
Cash and cash equivalents at end of period	$1,483,727	$942,988

Supplemental disclosures:

Interest paid for the three months ended March 31, 2011 and 2010 was $88,799 and $110,406, respectively.
Income taxes paid for the three months ended March 31, 2011 and 2010 was $0 and $0, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements of DGSE Companies, Inc. and Subsidiaries include the financial statements of DGSE Companies, Inc. and its wholly-owned subsidiaries, DGSE Corporation., Charleston Gold and Diamond Exchange, Inc., Superior Gold and Diamond Exchange, Inc. Superior Precious Metals, Inc., American Gold and Diamond Exchange, Inc.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

The interim financial statements of DGSE Companies, Inc. included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  We suggest that these financial statements be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  In our opinion, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

 (2)   Inventory.

A summary of inventories is as follows:

	March 31, 2011	December 31, 2010
Jewelry	$12,272,803	$12,568,505
Rare coins	2,638,796	2,222,558
Bullion	2,107,189	1,518,801
Scrap gold	814,807	736,852
Total	$17,833,595	$17,046,716

 (3)  Earnings per share.

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the periods ended March 31, 2011 and 2010 is as follows:

	2011			2010
	Three months ended March 31,			Three months ended March 31,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$302,602	9,986,065	$0.03	$(130,151)	9,833,635	$	(0.01)
Effect of dilutive stock options	--	571,371	--	--	--		--

Diluted earnings per common share	$302,602	10,557,436	$0.03	$(130,151)	9,833,635	$	(0.01)

For the three months ended March 31, 2011, 30 thousand shares related to employee stock options were not added to the denominator because inclusion of such shares would be antidilutive.

The following table sets forth outstanding shares of common stock issued in the form of stock purchase warrants and employee stock options as of March 31:
	2011	2010

Common stock options	1,498,134	1,423,134

(4)   Business segment information.

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations. The Company had no significant non cash items other than depreciation and amortization. Our operations by segment for the three months ended March 31 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2011	$7,271	$628	$14,034	$2,825	$--	$--	$24,758
2010	5,588	676	8,461	2,622	--	--	17,347

Net earnings (loss)
2011	148	(6)	165	78	--	(82)	303
2010	(336)	1	152	72	--	(19)	(130)

Identifiable assets
2011	22,158	1,692	2,107	2,639	--	2,518	31,114
2010	23,243	1,725	2,962	1,084	295	783	30,092

Goodwill
2011	--	837	--	--	--	--	837
2010	--	837	--	--	--	--	837

Capital Expenditures
2011	55	--	--	--	--	--	55
2010	88	--	--	--	--	--	88

Depreciation and amortization
2011	44	2	13	13	--	29	101
2010	39	1	13	13	--	--	66
Interest expense
2011	85	4	--	--	--	--	89
2010	107	3	--	--	--	--	110

Income tax expense
2011	111	--	53	25	--	(27)	161
2010	(173)	1	78	37	--	(10)	(67)

(5)  Stock-based Compensation.

The Company accounts for share-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense includes compensation expense for new share-based awards and for share-based awards granted prior to, but not yet vested, as of January 1, 2006.

Stock-based compensation expense for the three months ended March 31, 2011 and 2010 was $8,942 and $0, respectively, relating to employee and director stock options and out employee stock purchase plan.

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

Additional important factors that could cause our actual results to differ materially from our expectations are discussed under “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.  You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

Impairment of Long-Lived and Amortized Intangible Assets.  The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives, including the customer base acquired in the Superior acquisition, whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations.   Based on our evaluations no impairment was required as of March 31, 2011.

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

In limited circumstances, the Company exchanges merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which the Company recognizes revenue in accordance with ASC 845 Nonmonetary Transactions.  When the Company exchanges merchandise for similar merchandise and there is no monetary component to the exchange, the Company does not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When the Company exchanges merchandise for similar merchandise and there is a monetary component to the exchange, the Company recognizes revenue to the extent of monetary assets received and determine the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

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

Taxes Collected From Customers.  The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenues or expenses.

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

Results of Operations

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

Sales increased by $7,410,690 or 43%, during the three months ended March 31, 2011 as compared to 2010.  This increase was primarily the result of a $5,573,000, or 66.0%, increase in the sale of precious metal products and $1,683,000, or 30.0%, increase in our jewelry sales during the first quarter of 2011 as compared to 2010.  The increases in precious metal sales was a result  of strong consumer demand for these products and higher gold prices. The increase in jewelry sales was due to an improved retail environment.  Cost of goods as a percentage of sales increased from 86.0% in 2010 to 86.7% in 2011.  This increase was due to the increase in precious metals revenue as a percentage of total sales.

Selling, general and administrative expenses increased by $182,866, or 7.4%, during the three months ended March 31, 2011 as compared to 2010. This increase was primarily due to an increase in advertising and accounting cost. The decrease in interest expense was due to a lower prime rate.

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences

Income taxes are provided at the rate of 34.00 % for both 2011 and 2010.

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

Liquidity and Capital Resources

During the three months ended March 31, 2011 and 2010 cash flows from operating activities totaled $888,942 and ($350,411), respectively. Cash flows from operating activities during the three months ended March 31, 2011 were primarily the result of a increase in inventory ($786,879), a decrease in accounts payable and accrued expenses ($615,728), a increase in customer deposits $1,379,975 and a decrease in trade receivables $413,640. The increase in inventory and customer deposits was due to a first quarter increase in demand for precious metal products. The decrease in trade receivables was a result of a decrease in the sales of wholesale jewelry products.  Cash flows from operating activities during the three months ended March 31, 2010 were primarily the result of a decrease in inventory $1,138,838, a decrease in accounts payable and accrued expenses ($934,785), and a decrease in customer deposits ($433,162).  The decrease in inventory was due to the sluggish retail environment and bullion deliveries made during the three months ended March 31, 2010, which also contributed to the decrease in customer deposits.

During the three months ended March 31, 2011 and 2010 cash flows from investing activities totaled ($54,986) and ($87,762),  respectively. During 2011 the primary use of cash from investing activities was the result of cash used to purchase property and equipment, ($54,986). During 2010 the Company invested ($87,762) in property and equipment.

During the three months ended March 31, 2011 and 2010 cash flows from financing activities totaled ($221,697) and ($55,674), respectively. The use of cash during both years was the result of repayment of loans to Texas Capital Bank and the mortgage on our facility.

We expect capital expenditures to total approximately $100,000 during the next twelve months.  It is anticipated that these expenditures will be funded from working capital. As of March 31, 2011 there were no commitments outstanding for capital expenditures.

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

On May 27, 2010, the Company announced that Texas Capital Bank has agreed to renew and increase the size of its current credit facility. The new facility is composed of a $3.5 million revolving note and a $1.0 million term loan  provided immediate availability to finance current operations.  The agreement was finalized and funded June 2, 2010. Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of December 31, 2010, approximately $4.5 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. This credit facility matures in June 2011.  As of March 31, 2011 the Company was not in full compliance of the loan covenants, however, management believes the non-compliance will be cured during the three months ending June 30, 2011.

The covenants associated with our credit facility with Texas Capital Bank, N.A., excluding Superior Galleries, are as follows:

As of March 31, 2011	Requirement	Actual calculation
Minimum tangible net worth	17,750,000	15,535,976
Maximum total liabilities to tangible net worth	Not to exceed .75	.66
Minimum debt service coverage	Must be greater than 1.40	2.18

On October 17, 2007, we closed on the purchase of our new headquarters location.  As a result, we assumed a new loan with a remaining principal balance of $2,323,484 and an interest rate of 6.70%.  The loan has required monthly payments of $20,192 with the final payment due on August 1, 2016.

Payments due by period
Contractual Cash Obligations					Thereafter

Notes payable	$3,552,342	$3,552,342	$--	$--	$--
Long-term debt and capital leases	3,508,314	338,667	1,038,321	536,858	1,594,468
Operating Leases	1,433,815	465,272	845,741	122,802	--
Total	$8,494,471	$4,356,281	$1,884,062	$659,660	$1,594,468

In addition, we estimate that we will pay approximately $356,000 in interest during the next twelve months.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. See our December 31, 2010 Form 10-K filing for specific control deficiencies.

Changes in internal controls.  For the quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on  Form 8-K.

Exhibits:

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 6, 2007		×	8-K	January 9, 2007	2.1

2.2	Limited Joinder Agreement, dated as of January 6, 2007		×	8-K	January 9, 2007	2.9

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001	×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007	x	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992	×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate	×	S-4	January 6, 2007	4.1

10.1	Renewal, Extension And Modification Agreement dated January 28, 1994, by and among DGSE Corporation and Michael E. Hall And Marian E. Hall	×	10-KSB	March 1995	10.2

10.2	Lease Agreement dated June 2, 2000 by and between SND Properties and Charleston Gold and Diamond Exchange, Inc.	×	10-KSB	March 29, 2001	10.1

10.3	Lease agreement dated October 5, 2004 by and between Beltline Denton Road Associates and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.2

10.4	Lease agreement dated December 1, 2004 by and between Stone Lewis Properties and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.3

10.5	Lease agreement dated November 18, 2004 by and between Hinkle Income Properties LLC and American Pay Day Centers, Inc.	×	10-K	April 15, 2005	10.4

10.6	Lease Agreement dated January 17, 2005 by and between Belle-Hall Development Phase III Limited Partnership and DGSE Companies, Inc.	×	S-4	January 6, 2007	10.6

10.7	Sale agreement dated executed July 5, 2007 by and between DGSE Companies, Inc. and Texas Department of Transportation	×	8-K	July 11, 2007	10.1

10.8	Purchase agreement dated July 5, 2007 by and between DGSE Companies, Inc. and 11311 Reeder Road Holdings, LP	×	8-K	July 11, 2007	10.2

10.9	Loan Agreement, dated as of December 22, 2005, between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K/A	August 17, 2006	10.1

10.10	Third Amendment to Loan Agreement, dated as of May 10, 2007, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	May 9, 2007	3.0

10.11	Support Agreement, DGSE stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.1

10.12	Securities Exchange Agreement, dated as of January 6, 2007	×	8-K	January 9, 2007	99.2

10.13	Warrant to DiGenova, issued January 6, 2007	×	8-K	January 9, 2007	99.3

10.14	Support Agreement, Superior stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.5

10.15	Asset purchase agreement, dated May 9, 2007, by and between DGSE Companies, Inc. and Euless Gold & Silver, Inc.	×	8-K	May 9, 2007	1.0

10.16	Subordinated Promissory Note dated May 9, 2007	×	8-K	May 9, 2007	2.0

10.17	Registration Rights Agreement with Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.1

10.18	Corporate Governance Agreement with Dr. L.S. Smith and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.2

10.19	Escrow Agreement with American Stock Transfer & Trust Company and Stanford International Bank Ltd., as stockholder agent, dated as of May 30, 2007		×	8-K	May 31, 2007	99.3

10.20	Form of Warrants		×	8-K	May 31, 2007	99.4

10.21	Amended and Restated Commercial Loan and Security Agreement, by and between Superior Galleries Inc. and Stanford International Bank Ltd., dated as of May 30, 2007		×	8-K	May 31, 2007	99.5

10.22	Employment Agreement with L.S. Smith, dated as of May 30, 2007		×	8-K	May 31, 2007	99.6

10.23	Employment Agreement with William H. Oyster, dated as of May 30, 2007		×	8-K	May 31, 2007	99.7

10.24	Employment Agreement with John Benson, dated as of May 30, 2007		×	8-K	May 31, 2007	99.8

10.25	Eighth Amendment to Loan Agreement, dated as of June 3, 2010, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.		×	8-K	June 3, 2010	99.2

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John Benson	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John Benson	×

Reports on Form 8-K :

None.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: May 6, 2011
L. S. Smith
Chairman of the Board, Chief Executive Officer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: May 6, 2011
L. S. Smith
Chairman of the Board, Chief Executive Officer and Secretary

By:	/s/ W. H. Oyster	Dated: May 6, 2011
W. H. Oyster
Director, President and Chief Operating Officer

By:	/s/ John Benson	Dated: May 6, 2011
John Benson
Chief Financial Officer (Principal Accounting Officer)