Form 10-Q
period 2011-06-30
DGSE COMPANIES INC
filed 2011-08-11
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2011:

Class	Outstanding

Common stock, $.01 par value per share	10,153,957

TABLE OF CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statement:

	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	1

	Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010	2

	Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	4

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4.	Controls and Procedures.	17

PART II.	OTHER INFORMATION

Item 3.	Legal Proceedings.	18

Item 5.	Other Information.	18

Item 6.	Exhibits.	18

SIGNATURES

i

DGSE Companies, Inc. and Subsidiaries

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	Unaudited

ASSETS
Current Assets:
Cash and cash equivalents	$388,623	$871,468
Trade receivables	485,261	793,869
Inventories	18,657,841	17,046,716
Prepaid expenses	498,275	416,376
Prepaid federal income tax	319,772	319,772
Total current assets	20,349,772	19,448,201

Marketable securities – available for sale	—	7,500
Property and equipment, net	4,465,904	4,466,517
Deferred income taxes	2,390,874	2,844,511
Goodwill	837,117	837,117
Intangible assets, net	2,421,005	2,435,339
Other assets	176,586	220,949

	$30,641,258	$30,260,134

LIABILITIES
Current Liabilities:
Notes payable	$52,455	$52,455
Current maturities of long-term debt	420,170	420,170
Line of credit	3,499,887	3,499,887
Accounts payable – trade	1,007,118	1,791,451
Accrued expenses	347,892	260,361
Customer deposits	2,420,963	2,428,452
Total current liabilities	7,748,485	8,452,776

Long-term debt, less current maturities	2,841,138	3,169,647
Convertible debt, net of debt discount	73,323	148,000
	10,662,946	11,770,423

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 10,153,957 shares issued and outstanding at the end of each period.	101,540	99,861
Additional paid-in capital	19,700,858	19,084,646
Retained earnings (deficit)	175,914	(694,796)
	19,978,312	18,489,711

	$30,641,258	$30,260,134

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2011	2010
	Unaudited
Revenue
Sales	$33,286,691	$20,745,499

Costs and expenses
Cost of goods sold	29,245,866	17,834,339
Inventory impairment	—	3,771,703
Selling, general and administrative expenses	2,964,502	2,579,298
Depreciation and amortization	101,187	69,880
	32,311,555	24,255,220

Operating income (loss)	975,136	(3,509,721)

Other expense income (expense)
Other income (expense)	(500)	862
Gain on debt settlement	—	9,198,570
Loss on legal settlement	—	(385,000)
Interest expense	(103,786)	(173,983)

Earnings before income taxes	870,850	5,130,728

Income tax (benefit) expense	302,751	(513,949)

Net earnings (loss)	568,099	5,644,677

Earnings per common share
Basic	$0.06	$0.57

Diluted	$0.05	$0.54

Weighted average number of common shares
Basic	10,069,994	9,833,635
Diluted	10,996,510	10,398,670

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2011	2010
	Unaudited
Revenue
Sales	$58,044,935	$38,093,053

Costs and expenses
Cost of goods sold	50,703,562	32,753,054
Inventory impairment	—	3,771,703
Selling, general and administrative expenses	5,614,015	5,045,945
Depreciation and amortization	202,310	136,304
	56,519,887	41,707,006

Operating income (loss)	1,525,048	(3,613,953)

Other income (expense)
Other income	1,745	18,302
Gain on debt settlement	—	9,198,570
Loss on legal settlement	—	(385,000)
Interest expense	(192,565)	(284,389)

Earnings before income taxes	1,334,228	4,933,530

Income tax (benefit) expense	463,517	(580,996)

Net earnings	870,711	5,514,526

Earnings per common share
Basic	$0.09	$0.56

Diluted	$0.08	$0.53

Weighted average number of common shares
Basic	10,069,994	9,833,635
Diluted	10,996,510	10,398,670

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2011	2010
	Unaudited
Cash flows from operating activities

Net earnings	$870,711	$5,514,526
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	202,310	136,304
Deferred income taxes	453,637	(635,917)
Non cash legal settlement	—	385,000
Gain on eliminations of long term debt	—	(9,198,570)
Gain on sale of marketable securities	—	(17,400)
Stock option expense	17,884	—
Noncash interest expense – discount amortization	14,122	—
(Increase) decrease in operating assets and liabilities:
Trade receivables	308,608	(249,780)
Inventories	(1,611,125)	2,338,002
Prepaid expenses	(81,898)	(1,889)
Prepaid federal income taxes	—	7,953
Other assets	—	(131,001)
Accounts payable and accrued expenses	(185,595)	668,242
Customer deposits	(7,489)	886,083
Net cash used in operating activities	(18,835)	(298,447)

Cash flows from investing activities
Purchase of property and equipment	(143,001)	(184,239)
Proceeds from sale of marketable securities	7,500	62,400
Net cash used in investing activities	(135,501)	(121,839)

Cash flows from financing activities

Repayments on line of credit	—	(215,113)
Repayments of notes payable	(328,509)	(841,602)
Proceeds from notes payable	—	1,000,000
Net cash used in financing activities	(328,509)	(56,715)

Net decrease in cash and cash equivalents	(482,845)	(477,001)
Cash and cash equivalents at beginning of period	871,468	1,446,724

Cash and cash equivalents at end of period	$388,623	$969,723

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures:

Interest paid for the six months ended June 30, 2011 and 2010 was $178,442 and $284,389, respectively. Income taxes paid for the six months ended June 30, 2011 and 2010 was $0 and $0, respectively.

Noncash activities:

On May 16, 2011, the Company issued 125,000 shares of its common stock to NTR Metals, LLC to settle approximately $511,000 of outstanding trade payables.

In April 2011, the Company issued 42,857 shares of its common stock to settle $150,000 of outstanding obligations pursuant to the terms of the Company’s convertible debt agreements.

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements of DGSE Companies, Inc. and Subsidiaries include the financial statements of DGSE Companies, Inc. and its wholly-owned subsidiaries, DGSE Corporation, Charleston Gold and Diamond Exchange, Inc., Superior Gold and Diamond Exchange, Inc. Superior Precious Metals, Inc., American Gold and Diamond Exchange, Inc.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

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

(2)	Inventory.

A summary of inventories is as follows:

	June 30, 2011	December 31, 2010
Jewelry	$11,910,301	$12,568,505
Rare coins	3,161,158	2,222,558
Bullion	2,659,613	1,808,070
Scrap gold	926,768	447,584
Total	$18,657,841	$17,046,716

(3)	Earnings per share.

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the three periods ended June 30, 2011 and 2010 is as follows:
	2011			2010
	Three months ended June 30,			Three months ended June 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$568,099	10,069,994	$0.06	$5,645,677	9,833,635	$0.57
Effect of dilutive stock options	—	926,516	$(0.01)	—	565,035	(0.03)

Diluted earnings per common share	$568,099	10,996,510	$0.05	$5,645,677	10,398,670	$0.54

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the six month periods ended June 30, 2011 and 2010 is as follows:

	2011			2010
	Six months ended June 30,			Six months ended June 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$870,711	10,069,994	$0.09	5,514,526	9,833,635	$0.56
Effect of dilutive stock options	—	926,516	(0.01)	—	565,035	(0.03)

Diluted earnings per common share	$870,711	10,996,510	$0.08	$5,514,526	10,398,670	$0.53

DGSE COMPANIES, Inc. and Subsidiaries

For the three and six months ended June 30, 2011 and 2010, 18,000 and 29,500 shares, respectively, related to employee stock options were not added to the denominator because inclusion of such shares would be antidilutive.

The following table sets forth outstanding shares of common stock issued in the form of stock purchase warrants and employee stock options as of June 30:
	2011	2010

Employee stock options	1,498,134	1,498,134

(4)	Business segment information.

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations. The Company had no significant non cash items other than depreciation and amortization. Our operations by segment for the three months ended June 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2011	$8,640	$906	$19,314	$4,427	$—	$—	$33,287
2010	5,714	626	11,838	2,568	—	—	20,746

Net earnings (loss)
2011	(44)	51	429	132	—	—	568
2010	(201)	51	213	79	—	5,503	5,645

Identifiable assets
2011	23,011	1,483	2,986	3,161		—	30,641
2010	24,514	1,840	1,029	1,688	296	893	30,260

Goodwill
2011	—	837	—	—	—	—	837
2010	—	837	—	—	—	—	837

Capital Expenditures
2011	31	—	—	—	—	—	31
2010	96	—	—	—	—	—	96

Depreciation and amortization
2011	101	—	—	—	—	—	101
2010	70	—	—	—	—	—	70

Interest expense
2011	103	—	—	—	—	—	103
2010	174	—	—	—	—	—	174

Income tax expense
2011	—	—	—	—	—	303	303
2010	—	—	—	—	—	(514)	(514)

DGSE COMPANIES, Inc. and Subsidiaries

Our operations by segment for the six months ended June 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2011	$15,911	$1,534	$33,348	$7,252	$—	$—	$58,045
2010	11,302	1,302	20,299	5,190	—	—	38,093

Net earnings (loss)
2011	22	45	594	210	—	—	871
2010	(2,359)	(2)	365	151	—	7,360	5,515

Identifiable assets
2011	23,011	1,483	2,986	3,161	—	—	30,641
2010	24,514	1,840	1,029	1,688	296	893	30,260

Goodwill
2011	—	837	—	—	—	—	837
2010	—	837	—	—	—	—	837

Capital Expenditures
2011	143	—	—	—	—	—	143
2010	184	—	—	—	—	—	184

Depreciation and amortization
2011	202	—	—	—	—	—	202
2010	136	—	—	—	—	—	136

Interest expense
2011	192	—	—	—	—	—	192
2010	284	—	—	—	—	—	284

Income tax expense
2011	—	—	—	—	—	463	463
2010	—	—	—	—	—	(581)	(581)

(5)	Stock-based Compensation.

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

Stock-based compensation expense for the six months ended June 30, 2011 and 2010 was $17,884 and $0, respectively, relating to employee and director stock options and out employee stock purchase plan.

DGSE COMPANIES, Inc. and Subsidiaries

(6)	Related party transactions.

The Company purchases and sells a substantial portion of precious metal and bullion to NTR Metals.  During 2010, NTR Metals, pursuant to the partial assignment of the Company’s rights as a Buyer to NTR under the Company-SIBL Purchase Agreement, became a major stockholder of the Company.  During the six months ended June 30, 2011, the Company sold approximately $21 million of precious metals and bullion to NTR Metals.  During the six months ended June 30, 2011, the Company purchased approximately $10.7 million in precious metal and bullion from NTR Metals to fulfill customer orders.  As of June 30, 2011, the Company’s was obligated to pay $270,396 to NTR Metals.

On May 16, 2011, the Company issued 125,000 shares of common stock to NTR Metals, LLC to settle $511,207 of outstanding obligations resulting from the purchase bullion.

On June 16, 2011, the Company announced that has executed a Letter of Intent to acquire 100 percent ownership of Southern Bullion Trading (SBT). A subsidiary of our refining partner NTR Metals, LLC is the majority owner of SBT. Under the terms of the Letter of Intent, DGSE will acquire SBT for a maximum of 600,000 shares of restricted DGSE common stock, the exact number of shares to be determined following an audit by DGSE. In connection with this transaction, NTR Metals will make an equity investment in DGSE of $2 million dollars and will receive 400,000 DGSE restricted common shares. The proceeds of this financing will be dedicated to SBT’s operations and future expansion. The closing of the transactions is subject to execution of definitive agreements, completion of due diligence and other matters but is expected by the end of July or early August of 2011.

In connection with the Stanford Bank settlement, NTR Metals, LLC entered into an option contract with the Company’s Chief Executive Officer, Chairman of the Board and primary shareholder to purchase 1,000,000 common shares at an exercise price of $6.00 per common share until May 25, 2014. The original terms of the option contract required NTR Metals, LLC to exercise the option in its entirety.  On June 10, 2011, the terms of the option contract were modified to allow NTR Metals, LLC to exercise the option contract in increments of 100,000 shares from June 10, 2011 to July 15, 2011. The option contract was subsequently modified to extend the incremental exercise option to August 15, 2011.  NTR Metals, LLC has exercised its options to purchase 200,000 shares of the Company’s common stock.  NTR Metals, LLC has notified the Company’s chairman of its intention, subject to continued and ongoing negotiation of final terms, to exercise its remaining options.

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

In May 2011 we opened DGSE Bullion Express Stores with its first two locations  in Woodland Hills, California and Dallas, Texas. DGSE Bullion Express will provide immediate delivery of all precious metals products in transactions facilitated by its refining partner.

In addition to selling precious metals products, Bullion Express locations will also purchase precious metals products, scrap and pre-owned jewelry providing two way markets for customers with the same professional service and reliability they have come to know from DGSE’s four flagship stores and web based channels. Certain Bullion Express locations, including Woodland Hills and Dallas, will also include a retail environment where customers can purchase unique one of a kind jewelry pieces, diamonds and fine watches.

DGSE COMPANIES, Inc. and Subsidiaries

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

Impairment of Long-Lived and Amortized Intangible Assets.  The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives, including the customer base acquired in the Superior acquisition, whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations.   Based on our evaluations no impairment was required as of June 30, 2011.

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

DGSE COMPANIES, Inc. and Subsidiaries

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

DGSE COMPANIES, Inc. and Subsidiaries

Results of Operations

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

Sales increased by $12,541,192 or 60.5% during the three months ended June 30, 2011 as compared to 2010.  This increase was primarily the result of a $7,476,000, or 38.7%, increase in the sale of precious metal products and a $2,926,000, or 33.9%, increase in our jewelry sales during the second quarter of 2011 as compared to 2010.  The increase in precious metal sales was a result of strong consumer demand for these products and higher gold prices. The increase in jewelry sales was due to an increase in scrap jewelry transactions during the quarter ended June 30, 2011 as compared to 2010.  Cost of goods as a percentage of sales increased from 86.0% in 2010 to 87.9% in 2011.

In May 2010, the Company undertook a complete accounting and financial reporting system conversion, replacing an older accounting system with a newer system that provides better reporting, functionality, and improved controls.  Management determined the conversion requirements and the conversion process created multiple process and reporting errors in their general ledger and financial reporting modules inclusive of multiple book to physical and other inventory reconciling items, under reporting of customer deposits, and various unreconcilable errors identified when the Company performed its annual book to physical count adjustments at year end.  The sum total of adjustments required to correct the effected account balances was $3,771,702 which was reflected as an adjustment to inventory impairment expense in the second quarter of 2010.  These adjustments are reflected net of tax effects in our second quarter 2010 results.

Selling, general and administrative expenses increased by $386,142, or 14.9%, during the three months ended June 30, 2011 as compared to 2010. This increase was primarily due to an increase in advertising and accounting cost.

Other income during 2010 was a result of the debt settlement transaction concluded with the Receiver in the matter of Stanford International Bank LTD offset partially by a legal settlement agreement with Superior Galleries previous landlord.

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences.

Income taxes are provided at the rate of 35.00 % for both 2011 and 2010.

The federal income tax benefit recorded for the three months ended June 30, 2010 was primarily attributable to the recognition of the tax attributes related to the forgiveness of debt income that were previously unrecognizable.

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

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Sales increased by $19,951,879 or 52.4% during the six months ended June 30, 2011 as compared to 2010.  This increase was primarily the result of a $13,049,000, or 64.3%, increase in the sale of precious metal products and a $4,609,000, or 40.8%, increase in our jewelry sales during the first six months of 2011 as compared to 2010.  The increase in precious metal sales was a result of strong consumer demand for these products and higher gold prices. The increase in jewelry sales was due to an increase in scrap jewelry transactions during the quarter ended June 30, 2011 as compared to 2010.  Cost of goods as a percentage of sales increased from 86.0% in 2010 to 87.4% in 2011.

In May 2010, the Company undertook a complete accounting and financial reporting system conversion, replacing an older accounting system with a newer system that provides better reporting, functionality, and improved controls.  Management determined the conversion requirements and the conversion process created multiple process and reporting errors in their general ledger and financial reporting modules inclusive of multiple book to physical and other inventory reconciling items, under reporting of customer deposits, and various unreconcilable errors identified when the Company performed its annual book to physical count adjustments at year end.  The sum total of adjustments required to correct the effected account balances was $3,771,702 which was reflected as an adjustment to inventory impairment expense in the second quarter of 2010.  These adjustments are reflected net of tax effects in our second quarter 2010 results.

DGSE COMPANIES, Inc. and Subsidiaries

Selling, general and administrative expenses increased by $569,070, or 11.3%, during the six months ended June 30, 2011 as compared to 2010. This increase was primarily due to an increase in advertising, additional staffing and accounting cost.

Other income during 2010 was a result of the debt settlement transaction concluded with the Receiver in the matter of Stanford International Bank LTD offset partially by a legal settlement agreement with Superior Galleries previous landlord.

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences.

Income taxes are provided at the rate of 35.00 % for both 2011 and 2010.

The federal income tax benefit recorded for the six months ended June 30, 2010 was primarily attributable to the recognition of the tax attributes related to the forgiveness of debt income that were previously unrecognizable.

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

DGSE COMPANIES, Inc. and Subsidiaries

Liquidity and Capital Resources

During the six months ended June 30, 2011 and 2010, cash flows from operating activities totaled $(18,835) and ($298,447), respectively. Cash flows from operating activities during the six months ended June 30, 2011 were primarily the result of $1.5 million in operating income offset by an increase in inventory ($1,611,125), a decrease in accounts payable and accrued expenses ($185,595)  and a decrease in trade receivables $308,608. The increase in inventory was due to an increase in demand for precious metal products during the first six months of 2011 as compared to 2010.  Cash flows from operating activities during the six months ended June 30, 2010 were primarily the result of an approximately $3.8 million operating loss offset by an increase in accounts payable and accrued expenses of $668,242, customer deposits of $886,083 and a decrease in inventory of $2,338,002.

During the six months ended June 30, 2011 and 2010 cash flows from investing activities totaled ($135,501) and ($121,839),  respectively. During 2011 the primary use of cash from investing activities was the result of cash used to purchase property and equipment, ($85,986). During 2010 the Company invested ($184,239) in property and equipment.

During the six months ended June 30, 2011 and 2010 cash flows from financing activities totaled ($328,509) and ($56,715), respectively. The use of cash during both years was the result of repayment of loans to Texas Capital Bank and the mortgage on our facility.

We expect capital expenditures to total approximately $100,000 during the next twelve months.  It is anticipated that these expenditures will be funded from working capital. As of June 30, 2011 there were no commitments outstanding for capital expenditures.

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

On July 14, 2011, the Company announced that Texas Capital Bank has agreed to renew its current credit facility. The facility is composed of a $3.5 million revolving note and a $1.0 million term loan.  The agreement was finalized on July 14, 2011.  Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets. As of December 31, 2011, approximately $4.5 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. This credit facility matures in June 2012.

The covenants associated with our credit facility with Texas Capital Bank, N.A., excluding Superior Galleries, are as follows:

As of June 30, 2011	Requirement	Actual calculation
Minimum tangible net worth	15,000,000	16,716,349
Maximum total liabilities to tangible net worth	Not to exceed 1.0 TO 1.0	.63
Minimum debt service coverage	Must be greater than 1.40	3.22

Pursuant to the acquisition of our Dallas headquarters we assumed a new loan with a remaining principal balance of $2,323,484 and an interest rate of 6.70%.  The loan has required monthly payments of $20,192 with the final payment due on August 1, 2016.

DGSE COMPANIES, Inc. and Subsidiaries

	Payments due by period
Contractual Cash Obligations	Total	2011	2012 - 2013	2014 – 2015	Thereafter
Notes payable	$3,552,342	$52,455	$3,499,887	$—	$—
Long-term debt and capital leases	3,372,963	406,864	1,121,826	253,540	1,590,733
Operating Leases	1,279,999	311,455	845,742	122,802	—
Total	$8,205,304	$770,774	$5,467,455	$376,342	$1,590,733

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

Changes in internal controls.  For the quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 15, 2011, we held our annual meeting of shareholders to elect directors to the our board of directors to serve until their successors are elected and qualified or their earlier resignation or removal and to ratify the selection of Cornwell Jackson as the independent registered public accounting firm for our fiscal year ending December 31, 2011.

The voting on the above proposals was as follows:

Proposal	For	Against	Abstain	Broker Non-Vote
Election of the following directors to our board of directors:
Dr. L.S. Smith, Ph.D	6,979,287	181,750	5,400	2,749,484
William H. Oyster	6,979,820	181,217	5,400	2,749,484
Dr. William P. Cordeiro, Ph.D.	7,147,937	13,100	5,400	2,749,484
Craig Alan-Lee	7,147,937	13,100	5,400	2,749,484
David Rector	7,147,937	13,100	5,400	2,749,484

To ratify the selection of Cornwell Jackson as our independent registered public account firm for our fiscal year ending December 31, 2011	9,850,160	65,761	—

Item 5. Other Information.

None.

Item 6.          Exhibits and Reports on  Form 8-K.

Exhibits:

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 6, 2007		×	8-K	January 9, 2007	2.1

2.2	Limited Joinder Agreement, dated as of January 6, 2007		×	8-K	January 9, 2007	2.9

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

DGSE COMPANIES, Inc. and Subsidiaries

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981	×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981	×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986	×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998	×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992	×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001	×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007	x	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992	×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate	×	S-4	January 6, 2007	4.1

10.1	Renewal, Extension And Modification Agreement dated January 28, 1994, by and among DGSE Corporation and Michael E. Hall And Marian E. Hall	×	10-KSB	March 1995	10.2

10.2	Lease Agreement dated June 2, 2000 by and between SND Properties and Charleston Gold and Diamond Exchange, Inc.	×	10-KSB	March 29, 2001	10.1

10.3	Lease agreement dated October 5, 2004 by and between Beltline Denton Road Associates and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.2

DGSE COMPANIES, Inc. and Subsidiaries

10.4	Lease agreement dated December 1, 2004 by and between Stone Lewis Properties and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.3

10.5	Lease agreement dated November 18, 2004 by and between Hinkle Income Properties LLC and American Pay Day Centers, Inc.	×	10-K	April 15, 2005	10.4

10.6	Lease Agreement dated January 17, 2005 by and between Belle-Hall Development Phase III Limited Partnership and DGSE Companies, Inc.	×	S-4	January 6, 2007	10.6

10.7	Sale agreement dated executed July 5, 2007 by and between DGSE Companies, Inc. and Texas Department of Transportation	×	8-K	July 11, 2007	10.1

10.8	Purchase agreement dated July 5, 2007 by and between DGSE Companies, Inc. and 11311 Reeder Road Holdings, LP	×	8-K	July 11, 2007	10.2

10.9	Loan Agreement, dated as of December 22, 2005, between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K/A	August 17, 2006	10.1

10.10	Third Amendment to Loan Agreement, dated as of May 10, 2007, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	May 9, 2007	3.0

10.11	Support Agreement, DGSE stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.1

10.12	Securities Exchange Agreement, dated as of January 6, 2007	×	8-K	January 9, 2007	99.2

10.13	Warrant to DiGenova, issued January 6, 2007	×	8-K	January 9, 2007	99.3

10.14	Support Agreement, Superior stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.5

DGSE COMPANIES, Inc. and Subsidiaries

10.15	Asset purchase agreement, dated May 9, 2007, by and between DGSE Companies, Inc. and Euless Gold & Silver, Inc.	×	8-K	May 9, 2007	1.0

10.16	Subordinated Promissory Note dated May 9, 2007	×	8-K	May 9, 2007	2.0

10.17	Registration Rights Agreement with Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.1

10.18	Corporate Governance Agreement with Dr. L.S. Smith and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.2

10.19	Escrow Agreement with American Stock Transfer & Trust Company and Stanford International Bank Ltd., as stockholder agent, dated as of May 30, 2007	×	8-K	May 31, 2007	99.3

10.20	Form of Warrants	×	8-K	May 31, 2007	99.4

10.21	Amended and Restated Commercial Loan and Security Agreement, by and between Superior Galleries Inc. and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.5

10.22	Employment Agreement with L.S. Smith, dated as of May 30, 2007	×	8-K	May 31, 2007	99.6

10.23	Employment Agreement with William H. Oyster, dated as of May 30, 2007	×	8-K	May 31, 2007	99.7

10.24	Employment Agreement with John Benson, dated as of May 30, 2007	×	8-K	May 31, 2007	99.8

10.25	Eighth Amendment to Loan Agreement, dated as of June 3, 2010, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	June 3, 2010	99.2

DGSE COMPANIES, Inc. and Subsidiaries

10.26	Ninth Amendment to Loan Agreement, dated as of June 22, 2011, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.		×	8-K	July 14, 2011	99.2
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John Benson	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dr. L.S. Smith	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John Benson	×

Reports on Form 8-K :

None.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

By:	/s/ L. S. Smith	Dated: August 10, 2011
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ L. S. Smith	Dated: August 10, 2011
L. S. Smith
Chairman of the Board,
Chief Executive Officer and
Secretary

By:	/s/ W. H. Oyster	Dated: August 10, 2011
W. H. Oyster
Director, President and
Chief Operating Officer

By:	/s/ John Benson	Dated: August 10, 2011
John Benson
Chief Financial Officer
(Principal Accounting Officer)