Form 10-Q
period 2011-09-30
DGSE COMPANIES INC
filed 2011-11-14
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2011:

Class	Outstanding
Common stock, $.01 par value per share	11,220,294

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statement:

	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1

	Consolidated Statements of Operations for the three months ended	2
	September 30, 2011 and 2010

	Consolidated Statements of Operations for the nine months ended	3
	September 30, 2011 and 2010

	Consolidated Statements of Cash Flows for the nine months ended	4
	September 30, 2011 and 2010

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition	10
	and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4.	Controls and Procedures.	17

PART II.	OTHER INFORMATION

Item 3.	Legal Proceedings.	18

Item 5.	Other Information.	18

Item 6.	Exhibits.	19

SIGNATURES		23

DGSE Companies, Inc. and Subsidiaries

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$5,969,640	$871,468
Trade receivables	764,916	793,869
Inventories	20,877,185	17,046,716
Prepaid expenses	542,191	416,376
Prepaid federal income tax	319,772	319,772
Total current assets	28,473,704	19,448,201

Marketable securities – available for sale	--	7,500
Property and equipment, net	4,486,892	4,466,517
Deferred income taxes	3,126,353	2,844,511
Goodwill	3,635,531	837,117
Intangible assets, net	2,414,605	2,435,339
Other assets	357,650	220,949
	$42,494,735	$30,260,134

LIABILITIES
Current Liabilities:
Notes payable	$2,052,455	$52,455
Current maturities of long-term debt	420,170	420,170
Line of credit	3,499,887	3,499,887
Accounts payable – trade	923,154	1,791,451
Accrued expenses	2,536,100	260,361
Customer deposits	2,486,684	2,428,452
Total current liabilities	11,918,450	8,452,776

Long-term debt, less current maturities	2,735,791	3,169,647
Convertible debt, net of debt discount	--	148,000
	14,654,241	11,770,423

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 30,000,000 shares authorized; 11,220,294 and 9,986,065 shares issued and outstanding at the end of each period, respectively.	112,204	99,861
Additional paid-in capital	27,413,165	19,084,646
Retained earnings (deficit)	315,125	(694,796)
	27,840,494	18,489,711
	$42,494,735	$30,260,134

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2011	2010
	Unaudited
Revenue
Sales	$47,528,207	$18,108,477

Costs and expenses
Cost of goods sold	41,968,100	15,344,631
Selling, general and administrative expenses	3,570,242	2,440,108
Depreciation and amortization	86,743	99,794
	45,625,085	17,884,533

Operating income	1,903,122	223,944

Other income (expense)
Interest expense	(133,496)	(85,435)
Reserve for legal settlement	(1,700,000)	--

Earnings before income taxes	69,626	138,509

Income tax (benefit) expense	(69,584)	--

Net earnings (loss)	139,210	138,509

Earnings per common share
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Weighted average number of common shares
Basic	11,220,329	9,833,635
Diluted	11,972,787	10,398,670

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,
	2011	2010
	Unaudited
Revenue
Sales	$105,573,142	$56,201,530

Costs and expenses
Cost of goods sold	92,671,662	48,097,685
Inventory impairment	--	3,771,703
Selling, general and administrative expenses	9,184,257	7,486,053
Depreciation and amortization	289,053	236,098
	102,144,972	59,591,539

Operating income (loss)	3,428,170	(3,390,009)

Other income (expense)
Other income	1,745	18,302
Gain on debt settlement	--	9,198,570
Loss on legal settlement	(1,700,000)	(385,000)
Interest expense	(326,061)	(369,824)

Earnings before income taxes	1,403,854	5,072,039

Income tax (benefit) expense	393,933	(580,996)

Net earnings	1,009,921	5,653,035

Earnings per common share
Basic	$0.10	$0.57

Diluted	$0.09	$0.54

Weighted average number of common shares
Basic	10,453,450	9,833,635
Diluted	11,134,368	10,398,670

The accompanying notes are an integral part of these consolidated financial statements

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities	Unaudited

Net earnings	$1,009,921	$7,475,890
Adjustments to reconcile net earnings to net cash provided by perating activities:
Depreciation and amortization	289,053	236,098
Deferred income taxes	379,113	1,313,188
Non cash legal settlement	--	385,000
Gain on eliminations of long term debt	--	(9,198,570)
Gain on sale of marketable securities	--	(17,400)
Stock option expense	17,884	--
Noncash interest expense – discount amortization	14,123	--
(Increase) decrease in operating assets and liabilities:
Trade receivables	290,969	(172,738)
Inventories	(414,999)	1,738,388
Prepaid expenses	(202,149)	(138,358)
Prepaid federal income taxes	--	7,953
Other assets	--	(38,298)
Accounts payable and accrued expenses	3,844,780	(903,533)
Customer deposits	58,232	(905,013)
Net cash provided by (used in) operating activities	5,286,927	(217,433)
Cash flows from investing activities
Purchase of property and equipment	(218,086)	(287,340)
Cash acquired in SBT acquisition	455,687	--
Proceeds from sale of marketable securities	7,500	62,400
Net cash provided by (used in) investing activities	245,101	(224,940)
Cash flows from financing activities
Repayments on line of credit	--	(365,113)
Repayments of notes payable	(433,856)	(1,018,465)
Proceeds from notes payable	--	1,000,000
Net cash provided by (used in) financing activities	(433,856)	(383,578)

Net increase (decrease) in cash and cash equivalents	5,098,172	(825,951)
Cash and cash equivalents at beginning of period	871,468	1,446,724
Cash and cash equivalents at end of period	$5,969,640	$620,773

DGSE COMPANIES, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures:

Interest paid for the nine months ended September 30, 2011 and 2010 was $311,937and $369,824, respectively.
Income taxes paid for the nine months ended September 30, 2011 and 2010 was $0 and $0, respectively.

Noncash activities:

On May 16, 2011, the Company issued 125,000 shares of its common stock to NTR Metals, LLC to settle approximately $511,000 of outstanding trade payables.

In April 2011, the Company issued 42,857 shares of its common stock to settle $150,000 of outstanding obligations pursuant to the terms of the Company’s convertible debt agreements.

In July 2011, the Company issued 28,572 shares of its common stock to settle $100,000 of outstanding obligations pursuant to the terms of the Company’s convertible debt agreements.

On September 12, 2011, the Company issued 400,000 shares of its common stock to NTR Metals, LLC to settle $2,000,000 of outstanding trade payables.

On September 14, the Company issued 600,000 shares of its common stock to acquire Southern Bullion Trading, LLC.

During 2011, the Company has issued 37,800 shares of its common stock in non-employee compensation to an unrelated party for services rendered.

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements of DGSE Companies, Inc. and Subsidiaries include the financial statements of DGSE Companies, Inc. and its wholly-owned subsidiaries, DGSE Corporation, Charleston Gold and Diamond Exchange, Inc., Superior Gold and Diamond Exchange, Inc. Superior Precious Metals, Inc., American Gold and Diamond Exchange, Inc. and SBT,Inc. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included.

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

(2)	Inventory.

A summary of inventories is as follows:

	September 30, 2011	December 31, 2010
Jewelry	11,843,365	$12,568,505
Rare coins	2,566,889	2,222,558
Bullion	2,556,359	1,808,070
Scrap gold	3,910,572	447,584
Total	$20,877,185	$17,046,716

(3)	Earnings per share.

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the three periods ended September 30, 2011 and 2010 is as follows:

	2011			2010
	Three months ended September 30,			Three months ended September 30,
	Net Earnings	Shares	Per share	Net Earnings		Shares	Per share

Basic earnings per common share	$139,210	11,220,329	$0.01	$	,138,509	9,833,635	$0.01
Effect of dilutive stock options	—	752,458	$(0.00)		—	565,035	—
Diluted earnings per common share	$139,210	11,972,787	$0.01		$138,509	10,398,670	$0.01

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the six month periods ended September 30, 2011 and 2010 is as follows:

	2011			2010
	Nine months ended September 30,			Nine months ended September 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$1,009,921	10,453,450	$0.10	5,653,035	9,833,635	$0.57
Effect of dilutive stock options	—	680,918	$(0.01)	—	565,035	(0.03)
Diluted earnings per common share	$1,009,921	11,134,368	$0.09	$5,653,035	10,398,670	$0.54

DGSE COMPANIES, Inc. and Subsidiaries

For the three and nine months ended September 30, 2011 and 2010, 0 and 29,500 shares, respectively, related to employee stock options were not added to the denominator because inclusion of such shares would be antidilutive.

The following table sets forth outstanding shares of common stock issued in the form of employee stock options as of September 30:

	2011	2010

Employee stock options	1,498,134	1,498,134

(4)	Business segment information.

Management identifies reportable segments by product or service offered.  Each segment is managed separately. Corporate and other includes certain general and administrative expenses not allocated to segments and pawn operations. The Company had no significant non cash items other than depreciation and amortization. Our operations by segment for the three months ended September 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2011	$18,040	$735	$23,998	$4,755	$—	$—	$47,528
2010	5,714	626	9,200	2,568	—	—	18,108

Net earnings (loss)
2011	611	12	383	171	—	(1,038)	139
2010	63	(26)	184	65	—	(147)	139

Identifiable assets
2011	35,649	1,723	2,556	2,567	0	—	42,495
2010	22,488	1,715	1,725	1,138	295	815	28,176

Goodwill
2011	2,798	837	—	—	—	—	3,635
2010	—	837	—	—	—	—	837

Capital Expenditures
2011	208	—	—	—	—	—	208
2010	96	—	—	—	—	—	96

Depreciation and amortization
2011	83	4	—	—	—	—	87
2010	100	—	—	—	—	—	100

Interest expense
2011	133	—	—	—	—	—	133
2010	85	—	—	—	—	—	85

Income tax expense
2011	69	—	—	—	—	—	(69)
2010	—	—	—	—	—	—	—

DGSE COMPANIES, Inc. and Subsidiaries

Our operations by segment for the nine months ended September 30 were as follows:

(In thousands)	Retail Jewelry	Wholesale Jewelry	Precious Metals	Rare Coins	Discontinued Operations	Corporate and Other	Consolidated
Revenues
2011	$33,951	$2,269	$57,346	$12,007	$—	$—	$105,573
2010	17,524	1,845	29,288	7,545	—	—	56,202

Net earnings (loss)
2011	633	57	977	381	—	(1,038)	1,010
2010	(2,297)	(28)	549	216	—	7,213	5,653

Identifiable assets
2011	35,649	1,723	2,556	2,567	0	—	42,495
2010	22,488	1,715	1,725	1,138	295	815	28,176

Goodwill
2011	2,798	837	—	—	—	—	3,635
2010	—	837	—	—	—	—	837

Capital Expenditures
2011	351	—	—	—	—	—	351
2010	233	—	—	—	—	—	233

Depreciation and amortization
2011	285	4	—	—	—	—	289
2010	236	—	—	—	—	—	236

Interest expense
2011	315	11	—	—	—	—	326
2010	370	—	—	—	—	—	370

Income tax expense
2011	394	—	—	—	—	0	394
2010	(581)	—	—	—	—	1,337	(581)

(5)	Stock-based Compensation.

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

Stock-based compensation expense for the nine months ended September 30, 2011 and 2010 was $17,884 and $0, respectively, relating to employee and director stock options and out employee stock purchase plan.

DGSE COMPANIES, Inc. and Subsidiaries

(6)	Related party transactions.

The Company purchases and sells a substantial portion of precious metal and bullion to NTR Metals.  During 2010, NTR Metals, pursuant to the partial assignment of the Company’s rights as a Buyer to NTR under the Company-SIBL Purchase Agreement, became a major stockholder of the Company.  During the nine months ended September 30, 2011, the Company sold approximately $38.5 million of precious metals and bullion to NTR Metals.  During the nine months ended September 30, 2011, the Company purchased approximately $20.9 million in precious metal and bullion from NTR Metals to fulfill customer orders.  As of September 30, 2011, the Company’s was obligated to pay $2,476,000 to NTR Metals.

On May 16, 2011, the Company issued 125,000 shares of common stock to NTR Metals, LLC to settle $511,207 of outstanding obligations resulting from the purchase bullion.

On September, 2011, the Company announced that it had completed its acquisition of 100 percent of Southern Bullion Trading, LLC (SBT). A subsidiary of our refining partner NTR Metals, LLC was the majority owner of SBT. Under the terms of the acquisition, DGSE acquired SBT for 600,000 shares of restricted DGSE common stock.  In connection with this transaction, NTR Metals made an equity investment in DGSE of $2 million dollars and received 400,000 DGSE restricted common shares. The proceeds of this financing will be dedicated to SBT’s operations and future expansion.

In connection with the Stanford Bank settlement, NTR Metals, LLC entered into an option contract with the Company’s Chief Executive Officer, Chairman of the Board and primary shareholder to purchase 1,000,000 common shares at an exercise price of $6.00 per common share until May 25, 2014. The original terms of the option contract required NTR Metals, LLC to exercise the option in its entirety.  On June 10, 2011, the terms of the option contract were modified to allow NTR Metals, LLC to exercise the option contract in increments of 100,000 shares from June 10, 2011 to July 15, 2011. The option contract was subsequently modified to extend the incremental exercise option to August 15, 2011.  By August 15, 2011, NTR Metals, LLC had completed its purchase pursuant to the option agreement.

(7)	Acquisitions.

Southern Bullion Trading, LLC.  On September 14, 2011, we completed our acquisition of Southern Bullion Trading, LLC, which we refer to as SBT, in exchange for the issuance of 600,000 restricted shares of the common stock of DGSE.  SBT is one of the largest precious-metals chains in the Southeast, with twenty-two locations in Tennessee, Alabama, Georgia, North Carolina and South Carolina that buy and sell bullion, coins, paper money, pre-owned watches, diamonds and all forms of gold and silver.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows:

Goodwill	$2,798,414
Deferred tax asset	660,955
Property and other assets	848,678
Inventory	3,415,470
Liabilities assumed	(2,281,517)
Total purchase price	$5,442,000

In accordance with SFAS 142, the goodwill will not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events.

The operating results of SBT have been included in the consolidated financial statements since the acquisition date of September 14, 2011. We entered into this transaction seeing it as an opportunistic acquisition that would allow us to expand our operations and provide a platform for future growth.

(8)   Legal proceedings.

The Company is a defendant in a lawsuit, filed by a customer alleging breach of contract and fiduciary duty amongst other allegations, which seeks damages in excess of $10,000,000.  The Company proposed a settlement in the amount of $1,700,000, based on the advice of the Company’s legal counsel.  Consequently, $1,700,000 was charged to operations in the accompanying 2011 financial statement.

(9)   Subsequent events.

On October 25, 2011, NTR Metals, LLC entered into an option contract with the Company to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $15 per share to settle $2,500,000 of outstanding obligations resulting from bullion transactions.

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

In May 2011 we opened DGSE Bullion Express Stores with its first two locations  in Woodland Hills, California and Dallas, Texas.  In October 2011 we opened an additional location in Dallas, Texas.  DGSE Bullion Express will provide immediate delivery of all precious metals products in transactions facilitated by its refining partner.

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

Impairment of Long-Lived and Amortized Intangible Assets.  The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives, including the customer base acquired in the Superior acquisition, whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations.   Based on our evaluations no impairment was required as of September 30, 2011.

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

DGSE COMPANIES, Inc. and Subsidiaries

Results of Operations

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Sales increased by $29,419,727 or 162.5% during the three months ended September 30, 2011 as compared to 2010.  This increase was primarily the result of a $14,798,000, or 160.8%, increase in the sale of precious metal products and a $12,326,000, or 215.7%, increase in our jewelry sales during the second quarter of 2011 as compared to 2010.  The increase in precious metal sales was a result of strong consumer demand for these products and higher gold prices. The increase in jewelry sales was due to an increase in scrap jewelry transactions during the quarter ended September 30, 2011 as compared to 2010 as well as the acquisition of SBT which accounted for approximately $3.29 million of the increase.  Cost of goods as a percentage of sales increased from 84.7% in 2010 to 88.3% in 2011.

Selling, general and administrative expenses increased by $1,144,915, or 46.9%, during the three months ended September 30, 2011 as compared to 2010. This increase was primarily due to an increase in advertising, acquisition cost and costs incurred with our new store opening initiatives.

The Company recorded a one time $1.7 million charge to earning in connection with the legal proceeding discussed in Item 3 – “Legal proceedings” below.

The impact of the SBT acquisition on September 14, 2011 had the following impact on our financial results during the three months ended September 30, 2011:

Revenue	$3,287,222
Operating income	466,336
Net earnings	307,782

Additionally, the Company recorded approximately $117,000 in expenses related to the SBT acquisition.

These partial period results may not be indicative of future performance by the SBT locations.

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences.

Income taxes are provided at the rate of 35.00 % for both 2011 and 2010.

The federal income tax benefit recorded for the three months ended September 30, 2010 was primarily attributable to the recognition of the tax attributes related to the forgiveness of debt income that were previously unrecognizable.

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

Nine months Ended September 30, 2011 compared to Nine months Ended September 30, 2010

Sales increased by $49,371,609 or 87.9% during the nine months ended September 30, 2011 as compared to 2010.  This increase was primarily the result of a $28,058,000, or 95.8%, increase in the sale of precious metal products and a $16,427,000, or 93.7%, increase in our jewelry sales during the first nine months of 2011 as compared to 2010.  The increase in precious metal sales was a result of strong consumer demand for these products and higher gold prices. The increase in jewelry sales was due to an increase in scrap jewelry transactions during the quarter ended September 30, 2011 as compared to 2010 as well as the acquisition of SBT which accounted for approximately $3.29 million of the income.  Cost of goods as a percentage of sales increased from 85.6% in 2010 to 87.8% in 2011.

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

DGSE COMPANIES, Inc. and Subsidiaries

Selling, general and administrative expenses increased by $1,712,985, or 22.9%, during the nine months ended September 30, 2011 as compared to 2010. This increase was primarily due to an increase in advertising, acquisition cost and costs incurred with our new store opening initiatives.

The Company recorded a one time $1.7 million charge to earning in connection with the legal proceeding discussed in Item 3 – “Legal proceedings” below.

The SBT acquisition on September 14, 2011 had the following impact on our financial results during the nine months ended September 30, 2011:

Revenue	$3,287,222
Operating income	466,336
Net earnings	307,782

Additionally, the Company recorded approximately $117,000 in expenses related to the SBT acquisition.

These partial period results may not be indicative of future performance by the SBT locations.

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

The federal income tax benefit recorded for the nine months ended September 30, 2010 was primarily attributable to the recognition of the tax attributes related to the forgiveness of debt income that were previously unrecognizable.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2011 and 2010, cash flows from operating activities totaled $5,286,927 and ($217,433), respectively. Cash flows from operating activities during the nine months ended September 30, 2011 were primarily the result of $3.4 million in operating income, an increase in payables and accrued expenses of $3,844,780 which is primarily the result of issuing stock for certain obligations to NTR Metals, LLC..  During 2010 the ($217,433) cash flows from operating activities were primarily the result of the decrease in current liabilities ($1,808,546) which was partly offset by a 1,738,388 decrease in inventory.

During the nine months ended September 30, 2011 and 2010 cash flows from investing activities totaled $245,101 and ($224,940),  respectively. During 2011 the primary source of cash from investing activities was the result of $455,687 in cash obtained in the acquisition of SBT in September 2011 offset by purchases of property and equipment, ($218,086). During 2010 the Company invested ($287,340) in property and equipment.

During the nine months ended September 30, 2011 and 2010 cash flows from financing activities totaled $1,566,144 and ($433,856), respectively. The use of cash during both years was the result of repayment of loans to Texas Capital Bank and the mortgage on our facility.

We expect capital expenditures to total approximately $250,000 during the next twelve months.  It is anticipated that these expenditures will be funded from working capital. As of September 30, 2011 there were no commitments outstanding for capital expenditures.

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

On November 2, 2011, the Company announced that Texas Capital Bank has agreed to renew its current credit facility. The facility is composed of a $3.5 million revolving note and a $1.0 million term loan.  The agreement was finalized on November 2, 2011.  Borrowings under the revolving credit facility are collateralized by a general security interest in substantially all of our assets. As of September 30, 2011, approximately $4.5 million was outstanding under the term loan and revolving credit facility. If we were to default under the terms and conditions of the revolving credit facility, Texas Capital Bank would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. This credit facility matures in June 2012.

The covenants associated with our credit facility with Texas Capital Bank, N.A., excluding Superior Galleries, are as follows:

As of September 30, 2011	Requirement	Actual calculation
Minimum tangible net worth	15,000,000	22,908,277
Maximum total liabilities to tangible net worth	Not to exceed 1.0	.27
Minimum debt service coverage	Must be greater than 1.40	3.26

Pursuant to the acquisition of our Dallas headquarters we assumed a new loan with a remaining principal balance of $2,323,484 and an interest rate of 6.70%.  The loan has required monthly payments of $20,192 with the final payment due on August 1, 2016.

	Payments due by period
Contractual Cash Obligations	Total	2011	2012- 2013	2014– 2015	Thereafter

Notes payable	$5,552,342	$2,052,455	$3,499,887	$—	$—
Long-term debt and capital leases	3,181,663	216,775	1,121,826	253,540	1,589,522
Operating Leases	4,786,193	405,884	2,706,511	350,727	323,071
Total	$13,520,198	$675,114	$7,328,224	$604,267	$912,593

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of  September 30, 2011, these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  See our December 31, 2010 Form 10-K filing for specific control deficiencies.

Changes in internal controls.  For the quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DGSE COMPANIES, Inc. and Subsidiaries

PART II- OTHER INFORMATION

Item 3. Legal Proceedings

The Company is a defendant in a lawsuit, filed by a customer alleging breach of contract and fiduciary duty amongst other allegations. The Company proposed a settlement in the amount of $1,700,000, based on the advice of the Company’s legal counsel.  Consequently the Company has taken a $1.7 million one time charge to earnings during the third quarter in order to establish a reserve that relates to a proposed settlement in the legal proceeding the Company  became involved with as the result of its acquisition of Superior Galleries in May 2007. Though DGSE believes the suit is without merit, the Company has proposed a $1.7 million settlement in order to avoid protracted legal proceedings.

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

Item 5. Other Information.

None.

DGSE COMPANIES, Inc. and Subsidiaries

Item 6.         Exhibits and Reports on  Form 8-K.

Exhibits:

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of January 6, 2007		×	8-K	January 9, 2007	2.1

2.2	Limited Joinder Agreement, dated as of January 6, 2007		×	8-K	January 9, 2007	2.9

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		x	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992		×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate		×	S-4	January 6, 2007	4.1

DGSE COMPANIES, Inc. and Subsidiaries

10.1	Renewal, Extension And Modification Agreement dated January 28, 1994, by and among DGSE Corporation and Michael E. Hall And Marian E. Hall	×	10-KSB	March 1995	10.2

10.2	Lease Agreement dated June 2, 2000 by and between SND Properties and Charleston Gold and Diamond Exchange, Inc.	×	10-KSB	March 29, 2001	10.1

10.3	Lease agreement dated October 5, 2004 by and between Beltline Denton Road Associates and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.2

10.4	Lease agreement dated December 1, 2004 by and between Stone Lewis Properties and Dallas Gold & Silver Exchange	×	10-K	April 15, 2005	10.3

10.5	Lease agreement dated November 18, 2004 by and between Hinkle Income Properties LLC and American Pay Day Centers, Inc.	×	10-K	April 15, 2005	10.4

10.6	Lease Agreement dated January 17, 2005 by and between Belle-Hall Development Phase III Limited Partnership and DGSE Companies, Inc.	×	S-4	January 6, 2007	10.6

10.7	Sale agreement dated executed July 5, 2007 by and between DGSE Companies, Inc. and Texas Department of Transportation	×	8-K	July 11, 2007	10.1

10.8	Purchase agreement dated July 5, 2007 by and between DGSE Companies, Inc. and 11311 Reeder Road Holdings, LP	×	8-K	July 11, 2007	10.2

10.9	Loan Agreement, dated as of December 22, 2005, between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K/A	August 17, 2006	10.1

DGSE COMPANIES, Inc. and Subsidiaries

10.10	Third Amendment to Loan Agreement, dated as of May 10, 2007, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	May 9, 2007	3.0

10.11	Support Agreement, DGSE stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.1

10.12	Securities Exchange Agreement, dated as of January 6, 2007	×	8-K	January 9, 2007	99.2

10.13	Warrant to DiGenova, issued January 6, 2007	×	8-K	January 9, 2007	99.3

10.14	Support Agreement, Superior stockholders, dated as of January 6, 2007	×	8-K	January 9, 2007	99.5

10.15	Asset purchase agreement, dated May 9, 2007, by and between DGSE Companies, Inc. and Euless Gold & Silver, Inc.	×	8-K	May 9, 2007	1.0

10.16	Subordinated Promissory Note dated May 9, 2007	×	8-K	May 9, 2007	2.0

10.17	Registration Rights Agreement with Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.1

10.18	Corporate Governance Agreement with Dr. L.S. Smith and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.2

10.19	Escrow Agreement with American Stock Transfer & Trust Company and Stanford International Bank Ltd., as stockholder agent, dated as of May 30, 2007	×	8-K	May 31, 2007	99.3

10.20	Form of Warrants	×	8-K	May 31, 2007	99.4

10.21	Amended and Restated Commercial Loan and Security Agreement, by and between Superior Galleries Inc. and Stanford International Bank Ltd., dated as of May 30, 2007	×	8-K	May 31, 2007	99.5

DGSE COMPANIES, Inc. and Subsidiaries

10.22	Employment Agreement with L.S. Smith, dated as of May 30, 2007		×	8-K	May 31, 2007	99.6

10.23	Employment Agreement with William H. Oyster, dated as of May 30, 2007		×	8-K	May 31, 2007	99.7

10.24	Employment Agreement with John Benson, dated as of May 30, 2007		×	8-K	May 31, 2007	99.8

10.25	Eighth Amendment to Loan Agreement, dated as of June 3, 2010, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.		×	8-K	June 3, 2010	99.2
10.26	Ninth Amendment to Loan Agreement, dated as of June 22, 2011, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.		×	8-K	July 14, 2011	99.2
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by W. H. Oyster	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John Benson	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by W. H. Oyster	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John Benson	×

Reports on Form 8-K :

None.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

By:	/s/ W. H. Oyster	Dated: November 14, 2011
W. H. Oyster
Chairman of the Board,
Chief Executive Officer and
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ W. H. Oyster	Dated: November 14, 2011
W. H. Oyster
Chairman of the Board,
Chief Executive Officer and
Secretary

By:	/s/ John Benson	Dated: November 14, 2011
John Benson
Chief Financial Officer
(Principal Accounting Officer)