Form 10-K
period 2011-12-31
DGSE COMPANIES INC
filed 2012-10-31
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________________ to

Commission file number 001-11048

DGSE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0097334
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

11311 Reeder Road, Dallas, Texas	75229
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 972-484-3662

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Common Stock	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes            ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐ Yes            ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes             ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes            ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes             ☑ No

As of June 29, 2012, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price at which the common equity was last sold on the NYSE MKT Exchange was $28,387,236.

As of the close of business on October 29, 2012, there were 12,175,584 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTES

Unless the context indicates otherwise, references to "we," "us", "our", “the Company” and ”DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

We previously issued our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on April 15, 2011. We were obligated to file our Annual Report on Form 10-K (this “Form 10-K”) for the year ended December 31, 2011 (“Fiscal 2011”) by March 30, 2012. On March 30, 2012, we filed a Form 12b-25 with the Securities and Exchange Commission (the “SEC”) stating that we were unable to file the Form 10-K by the prescribed filing date. On April 16, 2012,  we filed a Current Report on Form 8-K disclosing that our Board of Directors (our “Board”) had determined the existence of certain accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time. We also announced that we had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to be the second calendar quarter of 2007, should not be relied upon.

Our common stock is listed on the Exchange under the symbol “DGSE.” On April 17, 2012, we filed a Current Report on Form 8-K in which we announced that we had received a written notice (the “Notice”) from the NYSE MKT LLC (then known as the NYSE Amex, LLC) (the “Exchange”) indicating that we were not in compliance with the Exchange’s continued listing criteria set forth in Sections 134 and 1101 of the Exchange’s Company Guide because we did not timely file this Form 10-K. Trading in our securities on the Exchange was halted on April 17, 2012 and has not traded since that date. On May 1, 2012, in connection with the listing qualification notification received from the Exchange, we announced that we had submitted to the Exchange our plan to regain compliance with the listing standards of Sections 134 and 1101 of the Exchange’s Company Guide. On May 31, 2012, we received notice from the Exchange advising us that the plan of compliance we had previously submitted to the Exchange had been approved with an extended compliance date of October 31, 2012. We have continued to communicate with the Exchange, and we are working to regain compliance with the Exchange’s listing standards by October 31, 2012. With the filing of this Form 10-K, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, which were delayed as a result of the Accounting Irregularities and which we are filing concurrently with the filing of this Form 10-K, we hope to regain compliance with the listing requirements of the Exchange. Upon regaining compliance with the Exchange’s listing requirements, we fully expect that our common equity securities will once again be tradable on the Exchange.

In this Form 10-K, we are restating our Consolidated Financial Statements for the fiscal year ended December 31, 2010 (“Fiscal 2010”) and are presenting our Consolidated Financial Statements for Fiscal 2011. This Form 10-K also revises the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which was presented in our Annual Report on Form 10-K for Fiscal 2010, as it relates to Fiscal 2010. Due to the lack of audited financial statements for Fiscal 2011, we were unable to file our Forms 10-Q for the quarterly periods ended March 30, 2012, and June 30, 2012.  The Forms 10-Q for these periods are being filed concurrently with this Form 10-K.

Further information on the Accounting Irregularities and the subsequent restatement of results can be found in Note 1 in the section of this Form 10-K entitled “Notes to Consolidated Financial Statements.”

PART I

Special Note Regarding Forward-Looking Statements

This Form 10-K, including but not limited to the section of this Form 10-K entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of the SEC investigation described elsewhere in this Form 10-K or pending litigation, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS.

Overview

We were originally formed as a corporation in the State of Nevada on September 16, 1965 under the name “Canyon State Mining Corporation of Nevada.” In 2007, we changed our name to DGSE Companies, Inc. Our principal executive offices are located at 11311 Reeder Road, Dallas TX 75229. Our telephone number is 972-484-3662. Our primary internet address is www.DGSE.com. We hold registered trademarks for the company names “Dallas Gold & Silver Exchange”, “Southern Bullion Coin & Jewelry” and the corresponding logos.

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States. Our operations are organized around two primary types of customers: Retail and Wholesale.

Management Changes

As of the filing of this Form 10-K, we have removed and replaced all individuals who served as our executives prior to December 20, 2011, including, the Chairman of the Board, the Chief Executive Officer, the President, the Chief Operating Officer and all senior finance staff members, including the Chief Financial Officer, and the Controller (collectively: “Prior Management”). We have also replaced our independent auditors.

CEO and Chairman of the Board

On November 1, 2011, Dr. L.S. Smith, the then-Chairman of the Board and Chief Executive Officer (“CEO”) of DGSE Companies, Inc., resigned. On the same day, the Board elected William H. Oyster as the Company’s Chairman and CEO. Mr. Oyster had previously served as the Company’s President and Chief Operating Officer (“COO”).

On October 25, 2012 Mr. James J. Vierling replaced Mr. Oyster as the Company’s Chief Executive Officer, President and Chairman of the Board. Mr. Vierling had previously served as the President of Southern Bullion Trading, LLC (“SBT”), a wholly-owned subsidiary of the Company. SBT was acquired by the Company on September 14, 2011 in an acquisition from NTR, Metals, LLC a Texas limited liability company and our majority shareholder, and largest vendor (“NTR”). In this previous position, Mr. Vierling grew SBT into a 23-location, highly successful operation. During this growth, Mr. Vierling implemented numerous policies, procedures, systems and controls which we have already begun to utilize. Mr. Vierling has been instrumental in the process of assembling the new management team and coordinating the restatement process.

CFO

On November 17, 2011, John Benson, our then-Chief Financial Officer, retired. Because the Company had not yet identified a suitable permanent replacement candidate for the position of Chief Financial Officer, the Company’s Board appointed Matthew Auger as interim Chief Financial Officer. Prior to his appointment as interim CFO, Mr. Auger served as the Company’s Controller.

In December of 2011, recognizing that additional expertise would be required in connection with the preparation of this Form 10-K, the Board engaged a Senior Accounting Consultant to assist and supervise Mr. Auger in the preparation of this Form 10-K. In addition, after the identification of the Accounting Irregularities, the Company’s Audit Committee engaged a partner with a professional firm to provide additional expertise in the restatement process.

On August 31, 2012, the Board appointed a new, permanent Chief Financial Officer, C. Brett Burford, who replaced Mr. Auger. Prior to joining us, Mr. Burford served as Chief Financial Officer of Craftmade International, Inc. (“Craftmade”), a NASDAQ-listed company. Craftmade was engaged in the production of lighting, ceiling fans and other home décor items. Mr. Burford held this role beginning in August of 2008 and ultimately helped lead negotiations resulting in the sale of Craftmade to a strategic buyer in late 2011. Mr. Burford left Craftmade shortly after the completion of this transaction. Prior to Craftmade, Mr. Burford held several leadership roles in Finance and Strategic Planning at Cadbury Schweppes Americas Beverages (“CSAB”), the U.S. soft-drink division of London-based Cadbury Schweppes, plc. CSAB is now separately-traded in the United States on the NYSE as Dr. Pepper Snapple Group under the symbol DPS. Mr. Burford graduated from Oklahoma State University with a degree in Finance and minors in Accounting and Management Information Systems. He also holds a Master of Business Administration from the University of Texas at Dallas and a Master of Liberal Arts from Southern Methodist University.

COO

On December 20, 2011, the Board appointed James D. Clem as Chief Operating Officer, replacing Mr. Oyster in that position. Prior to his appointment as Chief Operating Officer, Mr. Clem had served as our Vice President of Sales and Marketing for us since January of 2008. Prior to joining us, Mr. Clem served as Chief Operating Officer of a Dallas-based financial services firm.

Other Key Finance Positions

In September of 2012, the Company made two other key additions to our Finance department. The Company hired a new controller with significant SEC reporting and accounting experience with some of the world’s largest international accountancy and professional services firms, and other related-industry experience. The Company also hired a Vice President of Finance with significant senior financial and accounting experience across diverse industries.

With the appointments of Mr. Vierling as Chairman of the Board, Chief Executive Officer and President, Mr. Burford as Chief Financial Officer, Mr. Clem as Chief Operating Officer, along with other key additions, we believe that we have significantly increased the integrity, professionalism, and quality of our executive officers, our Board and our senior leadership team as a whole (collectively: “Current Management”).

Customer Types

Retail

As of the end of Fiscal 2011, our products and services were marketed through 31 retail locations in Alabama, California, Florida, Georgia, Illinois, South Carolina, North Carolina, Tennessee and Texas. Subsequent to Fiscal 2011, we have closed three locations, including our sole location in California, and have opened four additional locations in Alabama, Florida and Texas. These retail locations operate under a variety of banners, including Bullion Express, Charleston Gold & Diamond Exchange, Dallas Gold & Silver Exchange and Southern Bullion Coin & Jewelry and are supported by the following websites: www.BullionExpress.com, www.CGDEinc.com, www.DGSE.com and www.SouthernBullion.com.

Our retail footprint has grown significantly in recent years through both acquisition and the opening of additional locations. We continue to evaluate opportunities to expand our number of retail stores. Our management expects that the bulk of our growth in the coming 12 months will come from additional locations we plan to open in the metro areas in which we already have a retail presence. This focused growth will allow us greater efficiencies in staffing, merchandising, management and advertising.

In addition to our retail locations, we operate two websites that are not specifically tied to any physical location: www.AmericanGoldAndSilverExchange.com provides clients the ability to mail their unwanted valuables to us for evaluation and purchase; www.USBullionExchange.com facilitates real time trading in all common precious metal bullion products.

Wholesale

Fairchild International (“Fairchild”) is our wholly owned subsidiary and is one of the country’s leading dealers of pre-owned fine watches. Fairchild supplies over 1,100 regional jewelry stores across the country, with pre-owned Rolexes and aftermarket Rolex accessories such as bands, bezels and dials. A dealer-only online catalog of Fairchild’s fine watch inventory can be found at our web site at www.Fairchildwatches.com.

In addition to Fairchild, we do significant transactional activity across all of our main product lines with wholesalers and other companies in our industry. This transactional activity occurs at industry-specific trade shows held periodically throughout the year, during in-person and telephonic sales calls~~,~~ and on industry trade websites that facilitate wholesale trades for our industry.

Products and Services

Jewelry

We sell items in every major jewelry category, including bridal jewelry, fashion jewelry, custom-made jewelry, diamonds and other gemstones, watches and findings (jewelry components).

A substantial percentage of our jewelry inventory is purchased directly from our customers at one of our 34 retail locations (as of this filing) or via our www.AmericanGoldAndSilverExchange.com website. These jewelry items and fine watches are then cleaned, serviced and repaired by our experienced jewelers so that they are in a like-new condition and suitable for resale.

The higher-quality diamonds and gemstones we purchase are certified by the Gemological Institute of America (“GIA”) for an independent assessment of their quality. This process aides us in readily reselling these stones individually or as a component of our custom bridal and fashion jewelry. Mid-quality diamonds and gemstones are often utilized in custom fashion jewelry or packaged with lower quality stones and sold to wholesalers across the country and abroad.

In addition to the jewelry inventory purchased from our customers, we maintain relationships with numerous consignment vendors across the country, which supply us with new jewelry. Any sales made from this consignment jewelry stock are settled with our consignment vendors on a monthly or quarterly basis.

We also maintain jewelry repair centers in five of our locations and accept repairs, polishing and service orders through all of our retail locations.

Bullion

Our bullion trading operation buys and sells all forms of gold, silver, platinum and palladium precious metals products, including United States and other government coins, private mint medallions, wafers, art bars and trade unit bars. Retail bullion transactions are conducted with individual consumers at all of our store locations and online at www.USBullionExchange.com. Wholesale bullion transactions are conducted through our main bullion trading operation in Dallas, Texas, which maintains numerous vendor relationships with major industry wholesalers, mints and institutions.

Bullion products are purchased and sold based on current market pricing for precious metals. This bullion inventory is subject to market value changes created by the underlying commodity markets. We periodically enter into futures contracts in order to hedge our exposure against changes in market prices. While we believe that we have effectively managed the commodity risk associated with our bullion activity, there are several national and international factors which are out of our control but may affect margins, customer demand and transactional volume in our bullion business. These factors include but are not limited to: Federal Reserve policies, inflation rates, global economic uncertainty, governmental and private mint supply and other factors.

NTR is also our principal wholesaler of bullion products. Several other bullion wholesalers compete for our business on a regular basis.

Rare Coins, Currency and Collectibles

We buy and sell most numismatic items, including rare coins, currency, medals, tokens and other collectibles. The majority of our rare coin, currency and collectible revenue is derived from individual customers selling their collections to us. We then consolidate these collections and resell them on the wholesale market through national trade shows, in-person and telephonic sales calls, and on industry trade websites.

Scrap

Individual and wholesale customers sell their unwanted jewelry and other precious metals items to us at all of our retail locations. Roughly 65% of our advertising budget is dedicated to the purchase of unwanted valuables from the public, and as a result, our main source of profit in 2011 was directly attributable to scrap gold, silver, platinum and palladium purchases. After we have purchased these valuables, they are processed at a centralized clearing house, where expert jewelers, gemologists and watchmakers sort items into three main resale categories: Retail Appropriate, Wholesale Appropriate and Refiner Appropriate. Those items deemed appropriate for resale at one of our retail locations are cleaned, serviced and repaired by our experienced jewelers so that they are in a like-new condition. The vast majority of these items are then individually tagged with a Radio Frequency Identification (“RFID”) tracking system tag, placed on our e-commerce websites and sent to one of our retail locations for future retail sales. Other items that are not appropriate for our retail locations are grouped into wholesale lots and liquidated at national trade shows or through in-person dealer to dealer transactions. Items that are not appropriate for either retail or wholesale purposes are sent to the refiner and melted for their precious metal content.

In addition to purchases made at our retail locations, we allow individuals to sell their scrap gold, silver, platinum and palladium through our www.AmericanGoldAndSilverExchange.com website. www.AmericanGoldAndSilverExchange.com provides customers from all over the United States with a simple and secure method to sell unwanted valuables by sending them via FedEx, UPS or the U.S. Mail directly to our corporate facilities for evaluation. Customers are provided with a firm purchase price which they can reject or accept for immediate payment.

NTR is also the principal refiner of our scrap related products. Several other refiners compete for our business on a regular basis.

Sales and Marketing

All of our activities rely heavily on local television, radio, print, and digital media. Marketing activities emphasize our broad array of products, staff expertise and price point advantages compared to our competition. In Fiscal 2011 we spent $2,226,592 on advertising, which includes costs for traditional and digital media, in-store displays, brochures and informational pamphlets, production fees and other related items.

Seasonality

The retail and wholesale jewelry business is seasonal. We realized 29.4% and 31.9% of our annual sales in the fourth quarters of Fiscal 2011 and Fiscal 2010, respectively.

While our bullion and rare coin business is not seasonal, our management believes it is directly impacted by several national and international factors which are out of our control. These factors may affect margins, customer demand and transactional volume in our bullion and rare coin business. These factors include but are not limited to: U.S. Federal Reserve policies, inflation rates, global economic uncertainty, governmental and private mint supply and other factors. Our other business activities are not seasonal.

Competition

We operate in a highly competitive industry where competition is based on a combination of price, service and product quality. Our jewelry and scrap activities compete with numerous other competitors in the markets in which we operate. These competitors include big box retailers, national jewelry chains, individual jewelry stores, web only entities, pawn shops and other businesses who attempt to enter this industry as an add-on to their existing business lines.

The bullion and rare coin industry in which we compete is dominated by substantially larger enterprises which wholesale bullion, rare coin and other precious metal products through traditional store front locations and via the internet.

We compete in these industries and in all of our activities by offering high quality products and services at prices below that of our competitors, by choosing retail locations that meet our client’s geographical needs, by utilizing a robust online presence to facilitate online transactional activity and by maintaining a staff of highly qualified employees.

Employees

As of December 31, 2011, we employed 173 individuals, 159 of whom were full time employees.

Available Information

Our website is located at www.DGSE.com. Through this website, we make available free of charge all of our filings with the SEC. In addition, a complete copy of our Code of Ethics is available through this website.

Discontinued Operations

As of December 31, 2011, there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of any discontinued operations. However, on June 8, 2012 we closed our Woodland Hills, California location which constituted the last of our Superior Galleries, Inc. (“Superior”) operations.

Acquisitions

On September 14, 2011, we completed the acquisition of SBT in exchange for the issuance of 600,000 restricted shares of our common stock. Acquisition-related costs associated with the transaction were $144,434 which were expensed as incurred. SBT is one of the largest precious-metals chains in the Southeast, with 23 locations at the time of acquisition in Alabama, Georgia, North Carolina, South Carolina and Tennessee, that buy and sell bullion, coins, paper money, pre-owned watches, diamonds and all forms of gold and silver. We entered into this transaction seeing it as an opportunistic acquisition that would allow us to expand our operations and provide a platform for future growth.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows:

Intangible Assets	$3,412,896
Property and other assets	902,807
Inventories	3,429,711
Liabilities assumed	(2,308,557)
Total purchase price	$5,436,857

After final adjustments, the excess of purchase price over tangible assets acquired was calculated at $3,412,896. Previously, we had classified this excess value as Goodwill. After review and analysis, our Current Management believes this excess value should be treated as an intangible asset, with a 15-year life. Specifically, this intangible value is attributed to the “Southern Bullion Coin & Jewelry” trade name.

This trade name has considerable equity in its markets, and was developed and expanded throughout the South over the past 4 years at significant expense and effort from SBT. Prior to acquisition, SBT had spent over $2,500,000 on advertising the business under this name, and had expanded its use to 23 locations, which generate millions of consumer impressions a year simply from signage at the physical locations. In recognition of this value, DGSE has already begun the process of re-branding certain other locations as “Southern Bullion Coin & Jewelry”, and plans to continue to expand the use of the name throughout the South.

While we currently plan to continue and expand use of the trade name indefinitely, as a matter of conservatism, we believe that using a 15-year life is appropriate. Given this determination, this intangible asset valued at $3,412,896 will be amortized over its 15-year life, generating a non-cash amortization expense of $227,526 annually. In Fiscal 2011 we recognized $56,882 in amortization related to this intangible asset. SBT had no other amortization expense for Fiscal 2011 or Fiscal 2010.

The operating results of SBT have been included in the consolidated financial statements since the acquisition date of September 14, 2011. The amounts of SBT’s revenue and earnings included in our consolidated statement of operations for Fiscal 2011 are:

	Revenue	Earnings

Actual from 9/14/2011 to 12/31/2011	$12,857,102	$1,378,655

The revenue and earnings of the combined entity had the acquisition date been January 1, 2011 and January 1, 2010 are as follows:

	Revenue	Earnings

Fiscal 2011 combined entity proforma	$175,953,033	$3,808,139

Fiscal 2010 combined entity proforma	$122,283,512	$10,207,249

Research & Development

We do not actively engage in research and development activities. As a result, we spent $0 in 2011 and 2010 on research and development.

ITEM 1A. RISK FACTORS.

You should carefully review and consider the risks described below and the forward-looking statements contained in this Form 10-K before evaluating our business or making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information included or incorporated by reference in this report, including our financial statements and the related notes thereto. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Additional risks which we do not presently consider material, or of which we are not currently aware, may also have an adverse impact on our business.  Please also see the section of this Form 10-K entitled “Special Note Regarding Forward-Looking Statements” on page 1.

We are currently under investigation by the SEC for the Accounting Irregularities and are currently a defendant in two lawsuits related to the Accounting Irregularities. It is possible that neither the investigation nor the lawsuits will be resolved in our favor. We could face additional enforcement actions by the SEC or other governmental or regulatory bodies, as well as additional shareholder lawsuits, all of which could have significant negative financial or operational implications.

At the time of this filing, we are under investigation by the SEC for the Accounting Irregularities in our financial statements and are currently a defendant in two lawsuits related to our Accounting Irregularities. We cannot currently anticipate the ultimate outcome of the SEC investigation or the lawsuits, or its impact on us, including possible fines or sanctions, which could be significant. We may be the subject of additional enforcement actions and further lawsuits, which could be debilitating. The costs of such investigations and of defending lawsuits could be significant and could exceed the amount of any available insurance coverage we have, and we may not have sufficient resources in the future to satisfy such costs. These matters may continue for some time, and we have no way of anticipating when or how they may be resolved. As a result of the current investigation and lawsuits, as well as any future investigations and lawsuits, we could face loss of reputation, decline in confidence from investors, fall in the market price for its shares, inability to acquire capital and failure to continue as a going concern.

In the past, our internal controls over financial reporting and procedures related thereto have been deficient. Although we are taking significant remedial measures (as explained elsewhere in this Form 10-K), our previous deficiencies could have a material adverse effect on our business and on our investors’ confidence in our reported financial information, and there is no guarantee that our internal controls over financial reporting and procedures will not fail in the future.

Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and to detect and prevent fraud. In the past, our internal controls and procedures have failed. The remedial measures being taken by us may not be sufficient to regain the confidence of investors or any loss of reputation, which could in turn affect our finances and operations. Our disclosure controls and internal controls over financial reporting may not prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our business have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If there is a failure in any of our internal controls and procedures, we could face investigation or enforcement actions by the SEC and other governmental and regulatory bodies, litigation, loss of reputation and investor confidence, inability to acquire capital and other material adverse effects on our finances and business operations.

We may not be able to comply with the rules of the Exchange.

Rule 704 of the Exchange requires that companies whose securities are listed on that exchange hold an annual shareholder meeting not later than 12 months after the last day of the company’s fiscal year. As a result of the discovery of the Accounting Irregularities, and the subsequent delay in the release of our Consolidated Financial Statements for Fiscal 2011, we have not yet held a shareholders’ meeting for Fiscal 2011. Under Rule 704 of the Exchange, our deadline to hold a shareholder meeting for Fiscal 2011 is December 31, 2012. We may not be able to comply with this deadline. If we are unable to comply with this deadline, we could be subject to punitive measures, up to and including involuntary delisting of our securities from the Exchange. We have scheduled a shareholder meeting in December 2012. As a result of the Accounting Irregularities, the Exchange has also halted trading of our common stock, and we can provide no assurance when or if trading will resume.

The Loan Agreement with NTR is collateralized by a general security interest in our assets. If we were to default under the terms of the credit facility, NTR would have the right to foreclose on our assets.

On July 19, 2012, we entered into that certain Loan Agreement with NTR, dated July 19, 2012, by and between NTR and us (the “Loan Agreement”), pursuant to which NTR agreed to provide us a guidance line of revolving credit in an amount up to $7,500,000. In connection with the Loan Agreement, we granted a security interest in the securities and the respective personal property of each of our subsidiaries. If we were to default under the terms and conditions of the Loan Agreement, NTR would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position.

The voting power in our company is substantially controlled by a small number of stockholders, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to our stockholders.

NTR is our largest shareholder. NTR owns 5,003,242 shares of our common stock, representing 43.1% of our total outstanding shares of common stock, and has voting control over a total of 54.5% of our current voting securities by virtue of a proxy that NTR holds over all of the shares of our common stock that are owned by Dr. L.S. Smith, our former Chief Executive Officer and Chairman. Consequently, NTR is in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of our Board and any action requiring the approval of shareholders, including any amendments to our governing documents, mergers or sales of all or substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and make some transactions more difficult or impossible without the support of NTR. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock

The market for precious metals is inherently unpredictable.

Bullion and scrap products are purchased and sold based on current market pricing for precious metals. This bullion and scrap inventory is subject to market value changes created by the underlying commodity markets. We periodically enter into futures contracts in order to hedge our exposure against changes in market prices. There are several national and international factors which are out of our control but which may affect margins, customer demand and transactional volume in our bullion business. These factors include but are not limited to, the policies of the U.S. Federal Reserve, inflation rates, global economic uncertainty, governmental and private mint supply and other factors. If we misjudge the commodity markets underlying the bullion inventory, our bullion business could suffer adverse consequences. Substantially lower precious metals prices could negatively affect our ability to continue purchasing significant volumes of precious metal scrap products which could negatively affect our profitability.

Adverse economic conditions in the U.S. or in other key markets, and the resulting declines in consumer confidence and spending, could have a material adverse effect on our operating results.

Our results are dependent on a number of factors impacting consumer confidence and spending, including, but not limited to, general economic and business conditions; wages and employment levels; volatility in the stock market; home values; inflation; consumer debt levels; availability and cost of consumer credit; economic uncertainty; solvency concerns of major financial institutions; fluctuations in foreign currency exchange rates; fuel and energy costs and/or shortages; tax issues; and general political conditions, both domestic and abroad.

Adverse economic conditions, including declines in employment levels, disposable income, consumer confidence and economic growth could result in decreased consumer spending that would adversely affect sales of consumer goods, particularly those, such as many of our products, that are viewed as discretionary items. In addition, events such as war, terrorism, natural disasters or outbreaks of disease could further suppress consumer spending on discretionary items. If any of these events should occur, our future sales could decline by driving up commodities prices, particularly gold.

We face intense competition.

The industry in which we operate is highly competitive, and we compete with numerous other companies, many of which are larger and have significantly greater financial, distribution, advertising and marketing resources. Our products compete on a number of bases, including price. Significant increases in these competitive influences could adversely affect our operations through a decrease in the number and dollar volume of sales.

For all of our products and services, we compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Many of our competitors have the ability to attract customers as a result of their reputation and through their industry connections. Additionally, other reputable companies may decide to enter our markets to compete with us. These companies may have greater name recognition and have greater financial and marketing resources than we do. If these companies are successful in entering the markets in which we participate or if customers choose to go to our competition, we may attract fewer buyers and our revenue could decrease.

Our wholesale and jewelry business is seasonal, with sales traditionally greater during certain holiday seasons, so events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on our results of operations.

Our wholesale and jewelry sales are seasonal by nature. Our sales are traditionally greater during significant local holidays that occur in late fall, winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond our control. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on our sales, profitability and results of operations.

If we misjudge the demand for our products, high inventory levels could adversely affect future operating results and profitability.

Consumer demand for our products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise causing a strain on operating cash flow. If the inventory cannot be sold through our wholesale or retail outlets, additional write-downs or write-offs to future earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory levels could result in unfulfilled customer orders, loss of revenue and an unfavorable impact on customer relationships. In particular, volatility and uncertainty related to macro-economic factors make it more difficult for us to forecast customer demand in its various markets. Failure to properly judge consumer demand and properly manage inventory could have a material adverse effect on profitability and liquidity.

Changes in our liquidity and capital requirements and our ability to secure financing and credit could materially adversely affect our financial condition and results of operations.

We require continued access to capital, and a significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. Similarly, if actual costs to build new stores significantly exceed planned costs, our ability to build new stores or to operate new stores profitably could be materially restricted. Credit and equity markets remain sensitive to world events and macro-economic developments. Therefore, our cost of borrowing may increase and it may be more difficult to obtain financing for our operations or to refinance long-term obligations as they become payable. In addition, our borrowing costs can be affected by independent rating agencies’ short and long-term debt ratings which are based largely on our performance as measured by credit metrics including interest coverage and leverage ratios. A decrease in these ratings would likely also increase our cost of borrowing and make it more difficult for us to obtain financing. A significant increase in the costs we incur in order to finance our operations may have a material adverse impact on our business results and financial condition.

Interest rate fluctuations could increase our interest expense.

Interest rates could rise which would, in turn, increase our cost of borrowing or could make it difficult or impossible for us to secure financing.

A failure in our information systems could prevent us from effectively managing and controlling our business or serving our customers.

We rely on our information systems to manage and operate our stores and business. Each store is part of an information network that permits us to maintain adequate cash inventory, reconcile cash balances daily and report revenues and expenses in a timely manner. Any disruption in the availability of our information systems could adversely affect our operation, the ability to serve our customers and our results of operations.

Our success depends on our ability to attract, retain and motivate management and other skilled employees.

Our future success and growth depend on the continued services of our key management and employees. The loss of the services of any of these individuals or any other key employee or contractor could materially affect our business. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them. There is a limited number of people with knowledge of, and experience in, our industry. We do not have employment agreements with many of our key employees. We do not maintain life insurance policies on many of our employees. Our loss of key personnel, especially without advance notice, or our inability to hire or retain qualified personnel, could have a material adverse effect on sales and our ability to maintain our technological edge. We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

We have not paid dividends on our common stock in the past and do not anticipate paying dividends on our common stock in the foreseeable future.

We have not paid common stock dividends since our inception and do not anticipate paying dividends in the foreseeable future. Our current business plan provides for the reinvestment of earnings in an effort to complete development of our technologies and products, with the goal of increasing sales and long-term profitability and value. In addition, our revolving credit facility with NTR currently restricts, and any other credit or borrowing arrangements that we enter into in the future may restrict or limit, our ability to pay dividends to our stockholders.

We are subject to new and existing corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with, existing and future requirements could adversely affect our business.

We face corporate governance requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the Exchange. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could subject us to investigation and enforcement actions and could materially adversely affect our reputation, financial condition and the value and liquidity of our securities.

Our websites may be vulnerable to security breaches and similar threats, which could result in our liability for damages and harm to our reputation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We own a 20,546 square foot facility at 11311 Reeder Road, Dallas, Texas which houses our largest retail operation and our principal executive offices. The land and buildings are subject to a mortgage maturing in August 2016, with a principal balance outstanding of approximately $2,064,887 as of December 31, 2011.

We lease various properties across the eight states in which we currently operate. These leases have a wide variety of terms, rents and expiration dates. The following table provides a summary of all materially significant locations out of which we and our subsidiaries operate.

			Square
Location	Use	Rent/Own	Footage
Addison, TX	SBT HQ	Rent	1,925
Anderson, SC	SBT	Rent	1,400
Arlington, TX	DGSE	Rent	2,824
Asheville, NC	SBT	Rent	1,200
Auburn, AL	SBT	Rent	1,420
Birmingham/Trussville, AL	SBT	Rent	1,000
Charleston, SC	Charleston Gold & Diamond	Rent	2,678
Chattanooga, TN	SBT	Rent	3,090
Chicago, IL	Bullion Express	Rent	4,234
Cleveland, TN	SBT	Rent	1,600
Columbus, GA	SBT	Rent	855
Dallas, TX	DGSE/HQ	Own	20,456
Dallas, TX	DGSE	Rent	3,338
Dallas, TX	DGSE	Rent	2,100
Dalton, GA	SBT	Rent	3,125
Decatur, GA	SBT	Rent	1,700
Euless, TX	DGSE	Rent	2,158
Florence, AL	SBT	Rent	1,152
Greenville, SC	SBT	Rent	1,000
Hoover, AL	SBT	Rent	1,240
Huntsville, AL	SBT	Rent	2,000
Johnson City, TN	SBT	Rent	1,500
Knoxville, TN*	SBT	Rent	1,000
Maryville, TN*	SBT	Rent	675
Mobile, AL	SBT	Rent	2,500
Montgomery, AL	SBT	Rent	1,400
Northport/Tuscaloosa, AL	SBT	Rent	1,000
Oxford, AL	SBT	Rent	2,750
Pensacola, FL	SBT	Rent	1,200
Prattville, AL	SBT	Rent	1,568
Ringgold, GA	SBT	Rent	1,500
Woodland Hills, CA *	Superior	Rent	9,265

Locations Opened Since 12/31/11
Allen, TX	DGSE	Rent	1,325
Atlanta, GA	Bullion Express/SBT	Rent	5,066
Daphne, AL	SBT	Rent	1,000
Destin, FL	SBT	Rent	1,400
Fort Worth, TX	DGSE	Rent	2,459
Opelika, AL	SBT	Rent	1,250
Southlake, TX	DGSE	Rent	1,400

Notes:
* These locations have closed since December 31, 2011

ITEM 3. LEGAL PROCEEDINGS.

On April 16, 2012, we filed a Current Report on Form 8-K disclosing that our Board had determined the existence of the Accounting Irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto, which could affect financial information reported since that time. On April 16, 2012, we also announced that we had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to begin in the second calendar quarter of 2007, should not be relied upon.  We brought the Accounting Irregularities to the attention of the SEC in a letter dated April 16, 2012. On June 18, 2012, we received written notice that the SEC had initiated a private investigation into the Accounting Irregularities, to determine whether any persons or entities had engaged in any possible violations of the federal securities laws. We have cooperated fully, and continue to cooperate fully, with the SEC staff in the investigation. This investigation is still pending as of the date of the filing of this Form 10-K, and there can be no certainty as to the outcome of this investigation, or to the findings of the SEC.

Also, in connection with the Accounting Irregularities, and the subsequent halt in trading of our common stock on the Exchange, we have received notice of two lawsuits that have been filed by our shareholders.  The first is a lawsuit filed by Grant Barfuss, one of our shareholders, on September 7, 2012 in the United States District Court for the Northern District of Texas. Although Mr. Barfuss has asked in his petition for the lawsuit to be a class action lawsuit and for him to be named lead plaintiff, the court has not certified a class for this suit as of the date of this Form 10-K. Mr. Barfuss filed this suit against DGSE, Dr. L.S. Smith, our former Chief Executive Officer, John Benson, our former Chief Financial Officer and William H. Oyster, our former Chief Executive Officer and former Chief Operating Officer.  Mr. Barfuss alleges violations of securities laws and seeks unspecified damages, and alleges that certain of our public filings in 2010 and 2011 were false and misleading.  The second is a lawsuit filed by Jason Farmer, one of our shareholders, on September 21, 2012 in the United States District Court for the Northern District of Texas. Mr. Farmer filed this as a derivative lawsuit on behalf of DGSE against Mr. Oyster, James D. Clem, our current Chief Operating Officer and member of our Board, William Cordeiro, a current member of our Board,, Craig Alan-Lee, a current member of our Board, David Rector, a current member of our Board, Dr. Smith and Mr. Benson. Messrs. Clem, Cordeiro, Alan-Lee and Rector are members of our Current Management, and their interests in this suit could be materially adverse to us.  Mr. Farmer alleges that certain of our proxy statements were false and misleading, that the defendants breached their fiduciary duties owed to DGSE and that there was an abuse of control by the defendants. The suit seeks unspecified compensatory and exemplary damages, along with certain corporate governance changes, for DGSE’s benefit.

On November 29, 2011, we and our subsidiary, Superior, entered into a settlement agreement with FASNAP Corporation (“FASNAP”) in relation to a lawsuit filed against us in California. The lawsuit resulted from a transaction in which we mistakenly sold rare coins that had been in Superior’s possession prior to our acquisition of Superior. After the coins were sold, it was discovered that these coins belonged to FASNAP and that they had not given us authorization to sell the coins. Under the terms of the settlement agreement, we returned the remaining coins which were still in our possession, and we agreed to pay FASNAP the approximate market value of those coins which had been sold. The total cost of the agreement was $2,560,713. Upon review of the facts leading to the lawsuit and settlement, our Current Management believes that under U.S. GAAP, we had sufficient information to accrue for this settlement as a contingent loss, as early as the fiscal year ended December 31, 2009 (“Fiscal 2009”). As a part of the current review and restatement, we are recognizing this accrual in Fiscal 2009 through a reduction to retained earnings.

The Texas Comptroller of Public Accounts (the “Comptroller”) conducted a sales and use tax audit of DGSE with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that we owe an amount of tax due, plus penalties and interest. We submitted a request for redetermination to the Comptroller by letter dated January 13, 2011. By letter dated August 25, 2011, the Comptroller stated that our request for a redetermination hearing has been granted. The hearing has not yet taken place.

We are currently discussing, both internally among the members of our Board of Directors and with our outside counsel, whether we will take legal action against those officers and providers of professional services who were involved in the Accounting Irregularities. We have not made any determinations on this matter as of the date of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the Exchange under the symbol “DGSE.” On April 17, 2012, we filed a Current Report on Form 8-K in which we announced that we had received a written notice (the “Notice”) from the Exchange indicating that we were not in compliance with the Exchange’s continued listing criteria set forth in Sections 134 and 1101 of the Exchange’s Company Guide, because we did not timely file this Form 10-K. Trading in our common stock on the Exchange was halted on April 17, 2012 and has not resumed since that date. On April 17, 2012, the last day our common stock traded prior to the filing of this Form 10-K, the closing sales price for our common stock was $7.43. As of October 29, 2012, we had 557 record holders of our common stock.

On May 1, 2012, in connection with the Notice, we announced that we had submitted to the Exchange our plan to regain compliance with the listing standards of Sections 134 and 1101 of the Exchange’s Company Guide. On May 31, 2012, we received notice that the Exchange had approved our previously-submitted plan of compliance, with an extended compliance date of October 31, 2012.

We have continued to communicate with the Exchange, and we are working to regain compliance with the Exchange’s listing standards by October 31, 2012. With the filing of this Form 10-K, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, which were delayed as a result of the Accounting Irregularities and which we are filing concurrently with the filing of this Form 10-K, we hope to regain compliance with the listing requirements of the Exchange. Upon regaining compliance with the Exchange’s listing requirements, we fully expect that our common stock will once again be tradable on the Exchange.

The following table sets forth for the periods indicated, the per share high and low bid quotations for our common stock as reported on the Exchange. We have not declared any dividends with respect to our common stock. We intend to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of common stock in the foreseeable future.

The following quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not reflect actual transactions. High and low bid quotations for the last two years were:

	Summary of Stock Prices

	2011		2010
	High	Low	High	Low

First	$5.10	$4.15	$2.26	$1.31
Second	$7.10	$5.00	$3.20	$2.26
Third	$9.96	$7.06	$3.85	$2.50
Fourth	$8.34	$7.07	$4.78	$3.70

Unregistered Sales of Equity Securities

On August 16, 2010, we offered and sold a total of 5 units, at a purchase price of $100,000 per unit, to three “accredited investors” (as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act (“Regulation D”), with each unit consisting of (i) 24,286 shares of our common stock, and (ii) indebtedness of the Company in the principal amount of $50,000 and evidenced by a convertible promissory note, amounting to a sale of a total of 121,430 shares of our common stock and indebtedness in the aggregate principal amount of $250,000, in exchange for aggregate cash consideration of $500,000. Pursuant to the terms of the convertible promissory notes, the unpaid principal balance and unpaid accrued interest on each note was convertible at the option of the lender into a number of shares of our common stock, determined according to the following schedule: (i) if converted prior to the one-year anniversary of the date of the note, at a rate of one share of our common stock for each $3.50 of principal and accrued interest, (ii) if converted after the one-year anniversary of the date of note but prior to the two-year anniversary of the date of the note, at a rate of one share of our common stock for each $4.00 of principal and accrued interest, (iii) if converted after the two-year anniversary of the date of the note but prior to the three-year anniversary of the date of the note, at a rate of one share of our common stock for each $4.50 of principal and accrued interest, (iv) if converted after the three-year anniversary of the date of the note but prior to the four-year anniversary of the date of the note, at a rate of one share of our common stock for each $5.00 of principal and accrued interest, and (v) if converted after the four-year anniversary of the date of the note, at a rate of one share of our common stock for each $5.50 of principal and accrued interest. There were no underwriters for this private placement, and therefore there were no underwriting discounts or commissions. Because this offer and sale was a private placement of securities, and each offeree represented to us in writing that he or she was an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D, we relied upon the exemption of the offer and sale of these shares from the registration requirements of Section 5 of the Securities Act provided by Rule 506 of Regulation D. As a result of this offering, we allocated the fair market value to both the shares of our common stock and the indebtedness debt at a cost of $100,000 per unit. Accordingly, we recorded a discount of $102,001 for Fiscal 2010.  Prior to the first year anniversary, all of the holders converted their respective balances under their promissory notes and we therefore issued to the three accredited investors an aggregate total of 71,429 shares of our common stock at a price of $3.50 per share.

Securities authorized for issuance under equity compensation plans.

On June 27, 2006 our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”) which reserved 750,000 shares for issuance upon exercise of options to purchase our common stock. We subsequently granted options to purchase 150,000 shares of our common stock pursuant to the 2006 Plan, of which 100,000 have been exercised, 20,000 have expired, and 30,000 remain outstanding. As a result, there are 620,000 options to purchase our common stock available for future grants under the 2006 Plan, which excludes options that have either been exercised or remain outstanding.

On June 21, 2004, our shareholders approved the adoption of the 2004 Stock Option Plan (the “2004 Plan”) which reserved 1,700,000 shares of our common stock for issuance upon exercise of options to purchase our common stock.  We granted options to purchase an aggregate of 1,459,634 shares of our common stock under the 2004 Plan to certain of our officers, directors, key employees and certain other individuals who provided us with goods and services.  Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our common stock on the date of grant, as determined by the closing bid price for our common stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Plan, as of December 31, 2011, 845,634 have been exercised, 96,500 have expired, and 517,500 remain outstanding.  We have determined to not make any further issuances pursuant to the 2004 Plan, and as a result there are zero options to purchase our common stock available for future grants under the 2004 Plan, excluding options that have either been exercised or remain outstanding.

The following table summarizes options outstanding as of December 31, 2011:

			Number of securities remaining
			available for future issuance
	Number of securities to be	Weighted average exercise	under equity compensation
	issued upon exercise of options,	price of outstanding options,	plans (excluding securities
Plan Category	warrants & rights (a)	warrants & rights (b)	reflected in column (a))
Equity compensation plans approved by security holders	547,500	$2.42	620,000
Equity compensation plans not approved by security holders	None	—	None
Total	547,500	$2.42	620,000

ITEM 6.             SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc. (the parent) and all of its direct and indirect subsidiaries.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Statements

This Form 10-K, including but not limited to this Item 7, information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of the investigation by the SEC, described in more detail in Item 1, “BUSINESS” or other pending litigation, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Note 1 of our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Inventories.  All inventory is valued at the lower of cost or market. We acquire a majority of our inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and collectibles. We acquire these items based on our own internal estimate of the fair market value of the items at the time of purchase. We consider factors such as the current spot market price of precious metals and current market demand for the items being purchased.  We supplement these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on our balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance.  The majority of our inventory has some component of its value that is based on the spot market price of precious metals.  Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of our inventory and could positively or negatively impact our profitability.  We monitor these fluctuations to evaluate any necessary impairment to its inventory.

Impairment of Long-Lived and Amortized Intangible Assets.  We perform impairment evaluations of our long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on our evaluations, no impairment was required as of December 31, 2011 or 2010.

In relation to the acquisition of SBT, described in Item 1, “BUSINESS,” of this Form 10-K, the excess of purchase price over tangible assets acquired was calculated at $3,412,896. After review and analysis, our Current Management believes this excess value should be treated as an Intangible, with a 15-year life. Specifically this intangible value is attributed to the “Southern Bullion Coin & Jewelry” trade name. While our management currently plans to continue and expand use of the trade name indefinitely, as matter of conservatism it believes that using a 15 year life is appropriate. Given this determination, this Intangible asset valued at $3,412,896 will be amortized over its 15 year life, generating a non-cash amortization expense of $227,526 annually.

Impairment of Goodwill and Indefinite-Lived Intangible Assets.   Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired.  We perform our annual review at the end of each fiscal year, unless events occur that dictate testing on an interim basis.

As of December 31, 2009, we were carrying Goodwill of $837,117 related to the acquisition of Fairchild , and $2,464,006 million of Intangible Assets related to the purchase of Superior . An analysis was performed by our prior management as of December 31, 2009 which determined that neither amount should be impaired. As part of the current review and restatement, our Current Management has reviewed these earlier analyses, including review of the assumptions used at that time, as well as comparison of projections with actual results achieved in subsequent periods. Our Current Management believes that these assets should have been fully impaired as of December 31, 2009, and as a result these assets have been written off with a corresponding reduction to retained earnings as of that point. As of December 31, 2011 and 2010, we had no goodwill recorded.

Revenue Recognition. Revenue is generated from wholesale and retail sales of jewelry, rare coins and currency, bullion and scrap. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties.

We sell jewelry, rare coins and currency to other wholesalers/dealers within our industry on credit, generally for terms of 14 to 60 days, but in no event greater than one year.  We grant credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. We generally do not obtain collateral with which to secure our accounts receivable when the sale is made to a dealer.

Revenues for monetary transactions (i.e., cash and receivables) with dealers are recognized when the merchandise is shipped to the related dealer.

We do not grant credit to retail customers, however we do offer a structured layaway plan. When a retail customer utilizes the our layaway plan, we collect a minimum payment of 25% of the sales price, establish a payment schedule for the remaining balance and hold the merchandise as collateral as security against the customer’s receivable until all amounts due are paid in full. Revenue for layaway sales is recognized when the merchandise is finally paid for in full and delivered to the retail customer.

In limited circumstances, we exchange merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which we recognize revenue in accordance with ASC 845, Nonmonetary Transactions. When we exchange merchandise for similar merchandise and there is no monetary component to the exchange, we do not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When we exchange merchandise for similar merchandise and there is a monetary component to the exchange, we recognize revenue to the extent of the monetary assets received and determines the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

We have a return policy (money-back guarantee).  The policy covers retail transactions involving jewelry and graded rare coins and currency only. Customers may return jewelry and graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry and graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory.

Accounts Receivable. We record trade receivables when revenue is recognized.   When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  As of December 31, 2011 and 2010, we did not have an allowance for doubtful accounts recorded.

Income Taxes. Income taxes are accounted for under the asset and liability method prescribed by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during Fiscal 2011 and Fiscal 2010, respectively.

Restatement of our Consolidated Financial Statements

We previously filed our Form 10-K for Fiscal 2010 on April 15, 2011. We were obligated to file our Form 10-K for Fiscal 2011 by March 30, 2012. On March 30, 2012, we filed a Form 12b-25 with the SEC stating that we were unable to file the Form 10-K by the prescribed filing date. On April 16, 2012  we filed a Current Report on Form 8-K disclosing that our Board had determined the existence of certain Accounting Irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto, which could affect financial information reported since that time. We also announced that we had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to be the second calendar quarter of 2007, should not be relied upon for investment purposes.

In addition to engaging new independent auditors, we have removed and replaced the Chairman of the Board, the Chief Executive Officer, the President and all senior finance staff members, including the Chief Financial Officer and our previous Controller.  Since the departure of all individuals who had critical decision making authority during the Accounting Irregularities, we have had very limited access to most of these individuals. As a result, the reasoning behind or motivation for the many and significant Accounting Irregularities remains largely unknown. Our Current Management has focused a very significant amount of time, energy, money and human resources on uncovering and correcting these Accounting Irregularities to provide our shareholders with restated information that can be relied upon for investment purposes, as well as assurance that financial information provided by us going forward is true and correct and may be properly relied upon.

The following sections present information on all material restatements made to Fiscal 2010 and Fiscal 2011, as well as changes that impacted prior periods which are represented by an adjustment in December 31, 2009 retained earnings.

Remediation Efforts To Date Under Current Management

With the appointments of Mr. Vierling as Chairman of the Board, Chief Executive Officer and President, Mr. Burford as Chief Financial Officer, Mr. Clem as Chief Operating Officer, along with other key additions, we believe that we have significantly increased the integrity, professionalism, and quality of our senior leadership team

In order to maintain an effective system of internal controls over financial reporting, we have appointed qualified and experienced senior officers and finance professionals, and implemented appropriate checks and balances on their authority, to ensure the integrity of our financial statements. In addition, Current Management has utilized the expertise of a respected national accounting firm, whom it has engaged to assist management in preparing and documenting an improved system of internal controls. Current Management has already enacted the following changes, in order to prevent a recurrence of the deficiencies which previously led to the Accounting Irregularities.

Changes in Independent Auditors

The engagement of an independent registered accounting firm, reporting directly to the Audit Committee, is an essential component of our internal controls over financial reporting. On May 29, 2012, we dismissed Cornwell Jackson and Company, P.C. (“Cornwell Jackson”) as our independent registered public accounting firm. On that same date, we retained Whitley Penn LLP (“Whitley Penn”) as our independent registered public accounting firm.

Changes in Accounting Systems and Financial Reconciliation Procedures

Prior to mid-2010, we used an older, unsupported version of the MAS90 accounting system. In mid-2010, Prior Management implemented the AccountMate Enterprise Resource Planning system (“AccountMate”). During that process, Prior Management made significant errors in the set-up, conversion and implementation of AccountMate, which caused discrepancies and irregularities in balancing the detailed subsystem to the general ledger. In early 2012, as we began to prepare this Form 10-K, we recognized these errors.

In order to remediate the errors, Current Management engaged a national consulting firm that specializes in AccountMate. Management believes that the issues identified in early 2012 have been addressed, and we have implemented sufficient controls to ensure inadequate or inappropriate changes to AccountMate are not repeated. We have continued to implement improvements to AccountMate, including added enhancements for Point-Of-Sales transactions, RFID for inventory control, more robust journal entry processes and procedures, more robust periodic reconciliation processes and procedures, and additional detailed cash management reporting. In addition, we have utilized a respected, national accounting firm to assist in the reconciliation of prior year inventory discrepancies and to balance the general ledger to our physical inventory counts.

Changes in Inventory Control Processes and Procedures

Current Management identified several weaknesses in the processes and procedures we historically utilized to control our inventory. In order to remediate these deficiencies, Current Management has taken the following steps:

We have created an Inventory Control Department (“ICD”) which reports directly to the Chief Operating Officer. This department’s main purpose is to provide an internally independent reconciliation of the detailed inventory subsystem to the general ledger, and propose appropriate adjustments. All adjustments must be approved by the Chief Operating Officer prior to entry into AccountMate. These inventory adjustments are audited on a monthly basis by the Controller, utilizing AccountMate’s system-generated reports. This audit is then reviewed with the Chief Financial Officer for validity.

Each of our locations performs a monthly blind inventory that is reconciled independently by the ICD and monitored by the Chief Executive Officer and Chief Operating Officer for accuracy and completeness.

The cost requirement for an item to receive a unique inventory item number in the AccountMate Inventory Module has been systematically reduced from $250 to $50. Current Management plans to continue to reduce this cost ceiling over time.

All inventory items at key locations with a value of greater than $50 per unit are physically tagged with an RFID device. These devices allow accurate and timely scanning of inventory by Store Managers and the ICD, as well as serving as a deterrent to inventory loss and/or theft when paired with store level door portals. RFID tags also allow the Store Managers to conduct a blind count of inventory that can be independently reconciled by the ICD.

December 31, 2009 – Adjustment to Retained Earnings

A review of journal entries made by Prior Management at year-end 2009 revealed an $8,283,469 entry that increased inventory by $7,004,063, reduced customer deposits by $1,000,000, and increased other assets by $279,406. No support could be found for this adjustment and Current Management does not believe this entry to be appropriate. As a result these amounts have been reversed, with the impact being an $8,283,469 reduction of retained earnings.

Additional review and analysis related to inventory balances in various inventory accounts determined that as of December 31, 2009 inventory was additionally overstated by $4,660,824, which has been corrected with a resulting charge to retained earnings.

As of December 31, 2009, we were carrying goodwill of $837,117 related to the acquisition of Fairchild, and $2,464,006 of Intangible Assets related to the purchase of Superior. Analysis was performed by prior management as of December 31, 2009, which determined that neither amount should be impaired. As part of the current review and restatement, Current Management has reviewed these earlier analyses, including review of the assumptions used at that time, as well as comparison of projections with actual results achieved in subsequent periods. Current management believes that these assets should have been deemed to be fully impaired as of December 31, 2009, and as a result these assets have been written off with a corresponding reduction to retained earnings as of that point.

On November 29, 2011, we and our subsidiary, Superior, entered into a settlement agreement with FASNAP in relation to a lawsuit filed against us in California. The lawsuit resulted from a transaction under Prior Management in which we sold rare coins in our possession which belonged to FASNAP, who had not given us authorization to sell the coins. Under the terms of the settlement agreement, we returned the remaining coins which were still in our possession, and we agreed to pay FASNAP the approximate market value of those coins which had been sold. The total cost of the settlement agreement was $2,560,713. Upon review of the facts leading to the lawsuit and settlement, our Current Management believes that under U.S. GAAP we had sufficient information to accrue for this settlement as a contingent loss, as early as 2009. As a part of the current review and restatement, we have has recognized this accrual through a reduction to retained earnings as of December 31, 2009.

As of December 31, 2009, we had a deferred tax asset of $1,731,175 on our balance sheet, related to our prior net operating losses. Pursuant to GAAP, such a tax asset should be reviewed as to the likelihood of us being able to utilize the asset in the future, to offset future tax liabilities related to taxable earnings. Current Management believes that based on our cumulative three year losses at that point, that a full valuation allowance was warranted. As part of the current restatement process, this valuation allowance has been recorded, along with a corresponding $1,731,175 reduction to 2009 retained earnings. A federal income tax receivable for $639,372 was also established by Prior Management as of December 31, 2009 and no support can be found for this amount, nor has it been subsequently received by us. As a result, this receivable is being written off to retained earnings as well.

We acquired Superior in May of 2007. As part of this transaction we assumed an existing $11,500,000 credit facility that Superior had with Stanford International Bank, Ltd. (“SIBL”). Per the credit agreement, interest on this facility was to be paid at the prime rate. Upon review, no interest was accrued or paid on this debt from inception until the debt was extinguished as part of the larger settlement with SIBL in January of 2010. Interest that should have been accrued from January of 2007 through December of 2009 has been calculated at $1,350,000, with a corresponding reduction being made to retained earnings as of December 31, 2009.

On February 26, 2010, Prior Management entered into a settlement agreement for a lawsuit filed by the previous landlord of our Superior facility in Beverly Hills, CA, DBKK for $385,000 to be paid over three years, bearing interest at 8%.   The lawsuit resulted from a lease transaction entered into by certain officers of Superior.   As of December 31, 2010, we had recorded a $385,000 loss related to the settlement of this litigation in other (income) expense. Upon review of the facts leading to the lawsuit and settlement, Current Management believes that under U.S. GAAP we had sufficient information to accrue for this settlement as a contingent loss, as early as 2009. As a part of the current review and restatement, we are recognizing this accrual through a reduction to retained earnings as of December 31, 2009.

A review by Current Management of prepaid expenses on the balance sheet as of December 31, 2009 revealed many items that either had no supporting documentation, had no future value to us, or should have been partly or fully amortized and were not. The total value of these items was $373,176, and this amount has been charged to retained earnings as of December 31, 2009.

In addition to the above amounts, a review under the guidance of Current Management has revealed numerous other accounting errors, primarily in relation to amounts posted to the balance sheet with missing, insufficient or incorrect supporting data. In many cases it has been difficult or impossible to accurately match detail or sub-ledger amounts to the general ledger balances. In these situations, Current Management has chosen to adjust balances to amounts that can be reasonably supported with an appropriate level of detail. These areas include accounts payable, accounts receivable, customer deposits, fixed assets and associated accumulated depreciation, as well as rent and escrow payments on leased properties. The cumulative adjustments related to all of these areas, results in an additional $884,443 reduction to retained earnings as of December 31, 2009.

The total of all adjustments related to Fiscal 2009 and prior years, results in a $24,169,295 reduction of retained earnings, as of December 31, 2009.

December 31, 2010 – Restatement

As noted in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as part of our year-end close, we adjusted inventory by approximately $3,771,702 (the “2010 Inventory Adjustment”) in order to reflect multiple book to physical and other inventory reconciling items. Based on the recent review and restatement efforts, Current Management has determined that the 2010 Inventory Adjustment was improperly accounted for in Fiscal 2010, and should have been accounted for in earlier periods. Accordingly, the 2010 Inventory Adjustment has been incorporated in its entirety into the 2009 adjustments detailed above. As a result, the 2010 Inventory Adjustment has been reversed out of Fiscal 2010, eliminating the previously reported Inventory Impairment of $3,771,702. The analysis of December 31, 2010 inventory accounts also indicated that the previously reported Cost of Sales had been overstated by $607,005, which has been restated as well.

As noted in the previous section entitled “December 31, 2009 – Adjustment to Retained Earnings”, we assumed an existing $11,500,000 credit facility with SIBL upon our acquisition of Superior in May of 2007. Interest that should have been accrued from January, 2007 through December, 2010 was subsequently calculated, as part of the current restatement, at $1,350,000 with a corresponding reduction being made to retained earnings as of December 31, 2009. On January 27, 2010, we and SIBL entered into a Purchase and Sale Agreement and a Debt Conversion Agreement to settle our lawsuit against SIBL.  Upon closing of the transaction, SIBL terminated all agreements, converted all of its subsidiary's debt, interest and other receivables for 1,000 shares of our common stock issued to its subsidiary, and sold 3,000,000 shares of common stock held by SIBL to our assignee, NTR for $3,600,000 under a Partial Assignment Agreement. As a result of the transaction, SIBL cancelled all our debt obligations to it, including principal and interest. In relation to this transaction, and as part of the current restatement, we will reverse the $1,350,000 interest accrual noted above, and recognize a corresponding gain in Other Income for the year ended December 31, 2010.

As part of the current review and restatement process, we have analyzed accounts payable as of December 31, 2010 and compared the balance sheet balance with the sub-ledger, as well as subsequent related payments in Fiscal 2011. This analysis has revealed that accounts payable was understated by approximately $686,452 as of December 31, 2010, and selling, general and administrative expenses (“SG&A”) was understated by the same amount. As part of the 2010 restatement, accounts payable was increased by $686,452 as of December 31, 2010, and SG&A was increased by the same amount.

As stated above, on February 26, 2010, Superior entered into a settlement agreement for a lawsuit filed by the previous landlord of our Superior facility in Beverly Hills, CA , DBKK for $385,000 to be paid over three years bearing interest at 8%.  The lawsuit resulted from a lease transaction entered into by certain officers of Superior. As of December 31, 2010, we had previously recorded a $385,000 loss related to the settlement of this litigation in other (income) expense. Upon review of the facts leading to the lawsuit and settlement, Current Management believes that under U.S. GAAP, we had sufficient information to accrue for this settlement as a contingent loss, as early as the fiscal year ended December 31, 2009. As a part of the current review and restatement, we are recognizing this accrual in fiscal 2009 through a reduction to retained earnings, and a corresponding adjustment is being made in the restated financials for 2010 to decrease $385,000 of other expense that had been recorded.

As in the above section, the review of the year ended December 31, 2010 by Current Management also revealed numerous other accounting errors, primarily in relation to amounts posted to the balance sheet with missing, insufficient or incorrect supporting data. In many cases it has been difficult or impossible to accurately agree to detail or sub-ledger amounts to the general ledger balances. In these situations, Current Management has chosen to adjust balances to amounts that can be reasonably supported with an appropriate level of detail. These areas include pre-paid expenses, accrued liabilities, accounts payable, accounts receivable, customer deposits, fixed assets and associated accumulated depreciation, as well as rent and escrow payments on leased properties. The cumulative adjustments related to all of these areas, results in an additional $455,594 reduction in various expense categories as of December 31, 2010.

The cumulative effect of all 2010 restatements, results in an improvement of $5,882,849 in pre-tax income for the year, compared to previously reported results.

Results of Operations

Comparison of the Years ended December 31, 2011 and 2010

Revenues increased by $67,059,430, or 81% in Fiscal 2011, to $149,627,353, compared to $82,567,921 in the prior year.  This increase was primarily the result of the addition of SBT for a partial year, and a $33,346,487, or 78% increase in bullion sales. Cost of goods sold as a percentage of sales increased slightly to 85.7% in Fiscal 2011 from 85.0% in Fiscal 2010 and gross margins decreased slightly to 14.3% in 2011 from 15.0% in 2010.  This slight decrease was due to an increase in precious metal sales which have a lower margin than jewelry and rare coins revenues.

Selling, general and administrative expenses increased $773,705 or 7% in Fiscal 2011, to $14,977,359 compared to $11,703,653 in the prior year. This increase was primarily due to the addition of SBT in September of 2011, and to expenses related to opening new stores.

Other expense for Fiscal 2011 includes losses on the settlement of debt with a related party of $4,360,713, related to two separate transactions with NTR. We granted options to purchase 5,000,000 shares of common stock to NTR in exchange for forgiveness of $2,500,000 in debt owed by us, which generated a non-cash loss of $2,640,713. We also issued 400,000 shares of our common stock to NTR, in exchange for $2,000,000 in debt forgiveness, and incurred a $1,720,000 non-cash loss. These charges represent the excess in market value of the securities issued over the value of the debt forgiven. There was no such expense in Fiscal 2010.

We recognized a $10,548,570 gain in other income in Fiscal 2010, resulting from the transaction concluded in the matter of SIBL as discussed in “December 31, 2010 – Restatement” above.

Depreciation and amortization increased by $48,393 or 12% in Fiscal 2011, to $429,481 compared to $414,142 in the prior year. This increase was driven by new assets being placed into service, amortization of deferred financing costs associated with the renewal of our credit facility, and amortization of intangible assets.

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences.  For both 2011 and 2010, we were able to utilize net operating loss carry-forwards to reduce taxable income and materially eliminate federal income tax expense for these periods.

Comparison of the Years ended December 31, 2010 and 2009

Due to the restatement and subsequent negative adjustment of retained earnings for 2009, no reliable statement of operations is available for comparison. The total of all adjustments related to 2009 and prior years, results in a $24,169,295 reduction of retained earnings, as of December 31, 2009. As noted above, these changes relate to multiple restatement issues, which may have been created over multiple years, up to and including Fiscal 2009. Any operating statement restated based on the adjustments to the December 31, 2009 balance sheet would create a misleading view of operations for the fiscal year ended December 31, 2009.

Liquidity and Capital Resources

During Fiscal 2011 and Fiscal 2010, cash provided by (used in) operating activities totaled $6,646,707 and ($2,188,579), respectively. Cash provided by operating activities during 2011 was primarily the result of a loss on settlement of debt with a related party of $4,360,713, as well as cash from operating activities, including a $2,350,786 decrease in accounts payable and accrued expenses, and partially offset by an increase customer deposits of $964,015, an increase in trade receivables of $603,769 and an increase in other assets of $78,097. The increase in deposits was primarily the result of a significant increase in the demand for precious metal products.

During Fiscal 2011 and Fiscal 2010, cash used in investing activities totaled $70,682 and $135,517, respectively. The cash used in both years was primarily the result of investments in property and equipment. The cash used in Fiscal 2010 was the result of the purchase and installation of a new accounting system, whereas the cash used in Fiscal 2011 was primarily related to the opening of new stores. In Fiscal 2011 cash used in investing activities was offset by $456,015 in cash acquired as part of the acquisition of SBT.

During Fiscal 2011 and Fiscal 2010, cash provided by (used in) financing activities totaled ($1,239,082) and $1,607,650. These cash flows were the result of borrowings and repayments of loans.

On August 16, 2010, we offered and sold a total of 5 units, at a purchase price of $100,000 per unit, to three “accredited investors” (as that term is defined in Rule 501(a) of Regulation D), with each unit consisting of (i) 24,286 shares of our common stock, and (ii) indebtedness of the Company in the principal amount of $50,000 and evidenced by a convertible promissory note, amounting to a sale of a total of 121,430 shares of our common stock and indebtedness in the aggregate principal amount of $250,000, in exchange for aggregate cash consideration of $500,000. Pursuant to the terms of the convertible promissory notes, the unpaid principal balance and unpaid accrued interest on each note was convertible at the option of the lender into a number of shares of our common stock, determined according to the following schedule: (i) if converted prior to the one-year anniversary of the date of the note, at a rate of one share of our common stock for each $3.50 of principal and accrued interest, (ii) if converted after the one-year anniversary of the date of note but prior to the two-year anniversary of the date of the note, at a rate of one share of our common stock for each $4.00 of principal and accrued interest, (iii) if converted after the two-year anniversary of the date of the note but prior to the three-year anniversary of the date of the note, at a rate of one share of our common stock for each $4.50 of principal and accrued interest, (iv) if converted after the three-year anniversary of the date of the note but prior to the four-year anniversary of the date of the note, at a rate of one share of our common stock for each $5.00 of principal and accrued interest, and (v) if converted after the four-year anniversary of the date of the note, at a rate of one share of our common stock for each $5.50 of principal and accrued interest. There were no underwriters for this private placement, and therefore there were no underwriting discounts or commissions. Because this offer and sale was a private placement of securities, and each offeree represented to us in writing that he or she was an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D, we relied upon the exemption of the offer and sale of these shares from the registration requirements of Section 5 of the Securities Act provided by Rule 506 of Regulation D. As a result of this offering, we allocated the fair market value to both the shares of our common stock and the indebtedness debt at a cost of $100,000 per unit. Accordingly, we recorded a discount of $102,001 for Fiscal 2010.  Prior to the first year anniversary, all of the holders converted their respective balances under their promissory notes, and we therefore issued to the three accredited investors an aggregate total of71,429 additional shares of our common stock at a price of $3.50 per share. We determined that there was not a beneficial conversion feature on the effective conversion rates of the convertible notes.

We expect our capital expenditures to total approximately $750,000 during the next twelve months. These expenditures will be largely driven by new store openings. It is anticipated that these expenditures will be funded from working capital. As of December 31, 2011 there were no commitments outstanding for capital expenditures.

In the event of significant growth in retail and or wholesale jewelry sales, the demand for additional working capital will expand due to a related need to stock additional jewelry inventory and increases in wholesale accounts receivable. Historically, vendors have offered us extended payment terms to finance the need for jewelry inventory growth and our management believes that we will continue to do so in the future. Any significant increase in wholesale accounts receivable will be financed under our current guidance line of credit with NTR.

Our ability to finance our operations and working capital needs are dependent upon management’s ability to negotiate extended terms or refinance its debt. We have historically renewed, extended or replaced short-term debt as it matures and management believes that we will be able to continue to do so in the near future.

From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management is of the opinion that if additional working capital is required, additional loans can be obtained from our current lender or other capital market sources. If necessary, inventory levels may be adjusted in order to meet unforeseen working capital requirements.

On May 27, 2010, we announced that Texas Capital Bank, N.A. had agreed to renew and increase the size of our credit facility. The facility consisted of a $3.5 million revolving note and a $1.0 million term loan.  The agreement was finalized and funded on June 2, 2010. Borrowings under the revolving credit facility were collateralized by a general security interest in substantially all of our assets (other than the assets of Superior). As of December 31, 2011, approximately $3,683,214 was outstanding under the term loan and revolving credit facility.

Subsequent to the period covered by this Form 10-K, on July 19, 2012, we entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)—upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between us and Texas Capital Bank, and additional proceeds are expected to be used as working capital in the ordinary course of business.

On October 17, 2007, we purchased our administrative offices in Dallas, Texas.  In connection with the purchase we assumed a loan with a remaining principal balance at that time of $2,323,484 and an interest rate of 6.70%.  The loan has required monthly payments of $20,192 with a balloon payment of $1,589,522 due on August 1, 2016.

In Fiscal 2010, we recognized a gain of $10,548,570 related to the cancellation of debt held by SIBL, pursuant to the settlement of our litigation with SIBL on May 25, 2010, the terms of which are described more fully in the Current Report on Form 8-K that we filed with the SEC on May 26, 2010 (which is incorporated herein by reference).

As part of the Superior acquisition we assumed an existing $11,500,000 credit facility that Superior had with SIBL. Per the credit agreement interest on this facility was to be paid at the prime rate. Upon review by Current Management, no interest was accrued or paid on this debt from inception until the debt was extinguished as part of the larger settlement with SIBL in January of 2010. Interest that should have been accrued from January, 2007 through December, 2009 has been calculated at $1,350,000, with a corresponding reduction being made to retained earnings as of December 31, 2009. As a result of the SIBL settlement, SIBL cancelled all of our debt obligations, including principal and interest. In relation to this transaction, and as part of the current restatement, we reversed the $1,350,000 interest accrual noted above, and recognize a corresponding gain in Other Income for Fiscal 2010.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

For disclosure required by this Item, please see the section of this Form 10-K entitled “Financial Statements.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We engaged the accounting firm of Cornwell Jackson on October 11, 2004, to review and audit our financial statements. After May 18, 2012, Cornwell Jackson provided no further services to us, and Cornwell Jackson was dismissed as our independent accountants by our Board on May 29, 2012. In order to comply with the requirements of the SEC Practice Section, on June 1, 2012, Cornwell Jackson submitted the notification letter indicating that the client-auditor relationship had ceased effective May 29, 2012.

No report of Cornwell Jackson on our financial statements for either of our past two fiscal years contained any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years and through and including any interim period preceding Cornwell Jackson’s dismissal by our Board of Directors on May 29, 2012, there were no disagreements with Cornwell Jackson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Cornwell Jackson, would have caused it to make reference thereto in any report.

Cornwell Jackson, in a letter to us dated May 26, 2011 and in connection with its audit of our financial statements included in our Annual Report on Form 10-K for Fiscal 2010, advised us that we did not have the internal controls necessary for us to develop reliable financial statements (the “Letter”). Our Board discussed the subject matter of the Letter with Cornwell Jackson, and we have authorized Cornwell Jackson to respond fully to the inquiries of any successor accounting firms concerning the subject matter of the Letter. There were no disagreements with Cornwell Jackson regarding the Letter or the subject matter of the Letter. Other than the Letter, during our two most recent fiscal years and through and including any interim period preceding Cornwell Jackson’s dismissal by our Board on May 29, 2012, there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act).

We requested that Cornwell Jackson furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements in this Item 9. A copy of such letter to the SEC is filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on June 4, 2012, and is incorporated herein by reference.

On May 29, 2012, we engaged the firm of Whitley Penn as our principal independent accountant to audit our financial statements. The members of our Board of Directors unanimously approved the engagement of Whitley Penn.

Prior to the engagement of Whitley Penn, neither we nor any person on our behalf consulted Whitley Penn regarding either (i) the application of accounting principles to a specified completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K, promulgated under the Securities Act and the related instructions to such Item) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K, promulgated under the Securities Act).

ITEM 9A. CONTROLS AND PROCEDURES.

Based upon the evaluation required by Section 13a-13(b) of the Securities Exchange Act of 1934, as amended, our management with the participation of the our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, as of December 31, 2011, were not effective.

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting of the Company. Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. On the basis of that assessment, management determined that the internal controls over financial reporting were not effective as of that date, because we did not maintain effective controls over certain account reconciliations, which constituted a material weakness in these internal controls. Specifically, account reconciliations associated with inventory, depository accounts, accounts payable, accounts receivable, prepaid expenses and intercompany accounts lacked appropriate supporting documentation and were not reviewed in a satisfactory manner. This material weakness contributed to the restatement of the 2010 and 2009 financial statements as discussed in this Form 10-K.

No changes in internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
The following table lists the name and age of each member of the Board, each executive officer and each other significant employee, their respective terms of office and the position(s) he currently holds as of the date of the filing of this Form 10-K.

		Employee or
Name	Age	Director Since	Position
James J. Vierling (1)	49	2009	Chairman of the Board, Chief Executive
			Officer and President of DGSE
			Companies, Inc., President of SBT
C. Brett Burford	45	2012	CFO and Secretary of DGSE
			Companies, Inc.
James D. Clem	35	2008	Director and Chief Operating Officer of
			DGSE Companies, Inc.
William P. Cordeiro, Ph.D.	67	1999	Director and Chairman of the Audit
			Committee
Craig Alan-Lee	54	2004	Director
David Rector	65	2007	Director and Chairman of the
			Compensation Committee

(1)	Mr. Vierling served as President of SBT beginning in 2009. SBT was acquired by DGSE in 2011, and Mr. Vierling subsequently became Chariman of the Board, Chief Executive Officer and President of DGSE in 2012.

The following paragraphs summarize each director’s, executive officer's and significant employee's principal occupation, business affiliations and other information.

James J. Vierling replaced Mr. Oyster as our Chief Executive Officer, President, Chairman of the Board and Principal Executive Officer on October 25, 2012.  Mr. Vierling was elected to the Board because of his extensive industry and other related experience. Mr. Vierling had previously served as the President of Southern Bullion Trading, LLC (“SBT”) since 2009, a wholly-owned subsidiary of DGSE Companies, Inc.  SBT was acquired by us on September 14, 2011 in an acquisition from NTR Metals, LLC, our largest vendor and largest shareholder. In this previous position, Mr. Vierling grew SBT into a 23-location, highly successful operation.  During this growth, Mr. Vierling implemented numerous policies, procedures, systems and controls which we have already begun to utilize.  Mr. Vierling has been instrumental in the process of assembling the new management team and coordinating the restatement process. Mr. Vierling is also part-owner of Estate Gold and Silver, LLC. Prior to joining SBT, from 2005 until 2009, Mr. Vierling was Chief Marketing Officer and Strategic Planner of A-1 Premium Acceptance, an installment loan company. Mr. Vierling holds a BA in economics from the University of Missouri.  Mr. Vierling serves under an employment agreement with us, which was filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on October 26, 2012.

C. Brett Burford was appointed as our Chief Financial Officer, Principal Financial Officer and Chief Accounting Officer on August 31, 2012.  Mr. Burford replaces Matthew Auger, who, until the date of Mr. Burford’s appointment, had served as the Registrant’s Interim Chief Financial Officer since November 17, 2011. The Board chose Mr. Burford for these positions because of Mr. Burford’s extensive 22 years of experience in finance, strategic planning, regulatory compliance and corporate governance. From 2008 to 2011, Mr. Burford served as Chief Financial Officer of Craftmade International, Inc., a publicly-traded producer of home décor items, where Mr. Burford helped lead negotiations of the sale of Craftmade to a strategic buyer in late 2011. Prior to that, Mr. Burford worked at Cadbury Schweppes Americas Beverages, the U.S. soft-drink division of London-based Cadbury Schweppes, PLC, which is now separately-traded on the NYSE as Dr. Pepper Snapple Group. Mr. Burford served in a variety of positions at Dr. Pepper Snapple Group from 1997 to 2008, including as Vice President, Finance from 2006 to 2008, and as Vice President, Strategic Planning from 2003 to 2005. Mr. Burford received a B.S. in Finance with Minors in Accounting and Management Information Systems from Oklahoma State University in 1989, a Masters of Business Administration from the University of Texas at Dallas in 1996 and a Masters of Liberal Arts from Southern Methodist University in 2004.Mr. Burford's compensation is governed by an offer letter, which was filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on September 6, 2012, and which is incorporated herein by reference.

James D. Clem has served as Director and Chief Operating Officer of DGSE Companies, Inc. since December, 2012.  Mr. Clem was elected to the Board because of his extensive industry and other related experience. Prior to his current position, Mr. Clem had served as the Company's Vice President of Sales and Marketing since 2008.   Prior to 2008, Mr. Clem was with the Heritage Organization for seven years as Vice President of Sales and Marketing and then Chief Operating Officer. Mr. Clem holds a B.B.A. in business from the University of Texas at Arlington.  Mr. Clem serves under an employment agreement as described in Item 5.02 of the Company’s Current Report on Form 8-K, dated December 23, 2011 and as amended on the Company's Current Report on Form 8-K, dated October 10, 2012.

William P. Cordeiro, Ph.D. has served as a Director and an independent member and financial expert of our Audit Committee since 1999. He has been a professor in the California State University system since 1988 and the director of the Martin V. Smith School of Business and Economics at CSU Channel Islands since 2001. He has also been a partner of Bartik, Cordeiro & Associates, Inc., a management consulting firm, since 1990. Dr. Cordeiro holds a B.S. in biology from the University of San Francisco, an M.B.A. in finance from University of Southern California, an M.A. in management from Claremont Graduate School and a Ph.D. in executive management from Claremont Graduate School. Mr. Cordeiro was elected to the Board because of his extensive financial experience.

Craig Alan-Lee has served as a Director and independent member of our Audit Committee since 2004. He has served as a senior loan consultant with Castle Funding, Inc., a mortgage loan company, since November 1994. Mr. Alan-Lee was elected to the Board based on his 30 years of experience in business and management.

David Rector has served as a Director and independent member of our Audit Committee since 2007 and was elected as Chairman of the Company's Compensation Committee in 2012.  He also serves on the board of directors of Standard Drilling, Valor Gold Corp., American Strategic Minerals Corp. and Pershing Gold Corp. (formerly Sagebrush Gold, Ltd.) and previously served as a director of Superior Galleries, Inc. from May 2003 until May 2007.  Since 1985, he has served as a principal of David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. Prior to that, he served as president, chief executive officer and chief operating officer of Nanoscience Technologies, Inc., a development stage company engaged in the development and commercialization of DNA nanotechnology. Mr. Rector holds a B.S. in business and finance from Murray State University. Mr. Rector was elected to the Board because of his extensive industry and other related experience.

None of the individuals listed above have been involved in a legal proceeding as defined by Item 401(f) of Regulation S-K.

There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and persons who beneficially own more than ten percent of our common stock to file with the SEC reports of beneficial ownership on Forms 3 and changes in beneficial ownership of our common stock and other equity securities on Forms 4 or Forms 5. SEC regulations require all officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, Fiscal 2011, and any written representations from reporting persons that no Form 5 is required, the following table sets forth information regarding each person who, at any time during Fiscal 2011, was a director, officer or beneficial owner of more than 10% of our common stock who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during Fiscal 2011:

Name	Number of Late Reports	Number of Transactions Not Reported On a Timely Basis	Known Failures To File a Required Form

NTR Metals, LLC	11	19	0
James D. Clem	1	0	0

Board Composition

Our Board is currently composed of five directors. Our Board has determined that William P. Cordeiro, Ph.D., Craig Alan-Lee and David Rector are “independent” under the standards of the SEC and the Exchange. Under applicable SEC and Exchange rules, the existence of certain “related person” transactions above certain thresholds between a director and the company are required to be disclosed and preclude a finding by our Board that the director is independent. In addition to transactions required to be disclosed under SEC rules, our Board considered certain other relationships in making its independence determinations, and determined in each case that such other relationships did not impair the director’s ability to exercise independent judgment on our behalf.

Our directors are elected at an annual meeting of our shareholders by the holders of shares entitled to vote in the election of directors, except in the case of vacancy, which can be filled by an affirmative vote of a majority of the remaining directors. Each director is elected to serve until the annual meeting of shareholders following his election or until he chooses to resign from his position.

Board Meetings

Our Board meets as often as necessary to perform its duties and responsibilities. During Fiscal 2011, the Board met six times. All members of our Board were present at and participated in all six meetings. In addition, our Board acted by written consent one time. Management also periodically conferred with directors between meetings regarding affairs of the Company.

Audit Committee

The Audit Committee, consisting of three independent directors of our Board, is chaired by William P. Cordeiro, PhD, who is also an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, promulgated under the Securities Act. Dr. Cordeiro is “independent,” as defined by the listing standards of the Exchange. The other members of the Audit Committee are David Rector and Craig Alan-Lee. The Audit Committee is primarily tasked with overseeing our financial reporting process, evaluation of independent auditors and, where appropriate, exercising its duty to replace our independent auditors. Management is responsible for preparing our financial statements, and the independent auditors are responsible for auditing those financial statements.

In addition to their regular activities, the Audit Committee is available to meet with the independent auditors, the Chief Executive Officer or the Chief Financial Officer whenever a special situation arises and meets as often as necessary to perform their duties and responsibilities. The charter for the Audit Committee is available under the “Investor Relations” menu in the “DGSE Companies” section of our website at www.DGSE.com. We certify that we have adopted a formal written audit committee charter and that the Audit Committee reviews and reassesses the adequacy of the charter annually.

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management and Whitley Penn, our independent registered accounting firm, and all matters required to be discussed by the American Institute of Certified Public Accountants, Professional Standards, Vol. 1, AU Section 380, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T.

The Audit Committee has received written disclosures and the letter from Whitley Penn required by applicable rules of the PCAOB regarding Whitley Penn’s communications with the Audit Committee concerning independence, and the Audit Committee has discussed with Whitley Penn its independence.

Based on the review and discussions referred to above, the Audit Committee has recommended to the Board that the audited financial statements for Fiscal 2010 and Fiscal 2011 be included in this Form 10-K for filing with the SEC.

The Audit Committee acts pursuant to our Audit Committee Charter. Each of the members of the Audit Committee qualifies as an independent director under the current listing standards of the Exchange.

Compensation Committee

At the end of Fiscal 2011, we were classified as a “controlled company,” as that term is defined by the Exchange, and as of that date, we did not have a Compensation Committee or any committee performing similar functions.

However, as of the date of the filing of this Form 10-K, we have adopted a more formalized process for determining compensation for our named executive officers, including the creation of a Compensation Committee comprised of our independent directors. The Compensation Committee is chaired by David Rector and is primarily concerned with reviewing, approving and determining the compensation of our executive officers to ensure that we employ ethical compensation standards and that our executive officers are fairly compensated based upon their performance and contribution to us. The Compensation Committee meets as often as necessary to perform their duties and responsibilities. The charter for the Compensation Committee is available under the “Investor Relations” menu in the “DGSE Companies” section of our website at www.DGSE.com. We have adopted a formal written Compensation Committee Charter, and the Audit Committee reviews and reassesses the adequacy of the charter annually.

Leadership

Pursuant to our bylaws, the Chairman of our Board shall be and is our Chief Executive Officer. Pursuant to our bylaws, he presides, when present, at all meetings of the shareholders and at all meetings of our Board~~.~~, and he has general supervision over our affairs, shall have general and active control of all of our business and shall see that all orders and resolutions of our Board and our shareholders are carried into effect.

Risk Oversight

Like other companies, we face a variety of risks, including investment risk, liquidity risk~~,~~ and operational risk. Our Board believes an effective risk management system should (i) timely identify the material risks that we face, (ii) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or the relevant committee of our Board of Directors, (iii) implement appropriate and responsive risk management strategies consistent with our risk profile, and (iv) integrate risk management into decision-making. Our Board is tasked with overseeing risk oversight, and periodically meets with management and advisors regarding the adequacy and effectiveness of our risk management processes and to analyze the most likely areas of future risk for us. In addition to the formal compliance program, our Board encourages management to promote a corporate culture that incorporates risk management into our corporate strategy and day-to-day business operations. A more detailed description of the risk factors we face can be found in Item 1A, “RISK FACTORS” above.

Code of Business Conduct & Ethics and Related Party Transaction Policy

We have adopted a Code of Business Conduct & Ethics, as well as a Related Person Transaction Policy, each of which applies to our directors, executive officers (or persons performing similar functions), employees and certain of our other affiliates, associates and/or related persons. The latest copies of our Code of Business Conduct & Ethics and Related Person Transaction Policy are available under the “Investor Relations” menu in the “DGSE Companies” section of our website at www.DGSE.com. Any transactions between us and our officers, directors, principal shareholders~~,~~ or other affiliates have been and will be on terms no less favorable to us than the Board believes could be obtained from unaffiliated third parties on an arms-length basis. We intend to disclose future amendments to these policies, or waivers of such provisions, at the same location on our website and also in public filings.

Shareholder Communication

Shareholders may send communications to our Board, individual directors or officers through our Investor Relations Department, Attn: Mr. C. Brett Burford, Chief Financial Officer and Secretary, c/o DGSE Companies, Inc., 11311 Reeder Road, Dallas Texas 75229, or by phone at 972-484-3662. Mr. Burford will forward our shareholders all communications that, in his judgment, are appropriate for consideration by members of our Board. Comments or questions regarding our accounting, internal controls or auditing matters will be referred to members of the Audit Committee. Comments or questions regarding the nomination of directors and other corporate governance matters will be referred to all members of our Board.

ITEM 11. EXECUTIVE COMPENSATION

The following tables and discussion sets forth the compensation paid or accrued to our Chief Executive Officer ( or person acting in a similar capacity), and our two most highly compensated executive officers other than our Chief Executive Officer, for all services rendered to us by these individuals in all capacities for Fiscal 2011 and Fiscal 2010.

Name and				All Other		Total
Principal Position	Fiscal Year	Salary($)	Bonus($)	Compensation($)		Compensation

Dr. L.S. Smith	2010	425,000	212,500	9,000	(5)	646,500
CEO(1)	2011	395,750	-	7,500	(5)	403,250

John Benson	2010	175,000	-	-		175,000
CFO(2)	2011	172,020	-	-		172,020

William H Oyster	2010	250,000	112,500	5,400	(6)	367,900
CEO, President & COO(3)	2011	284,519	106,250	5,400	(6)	396,169

James D Clem	2010	130,291	-	-		130,291
COO(4)	2011	152,331	35,000	-		187,331

1	Dr. L.S. Smith resigned from his position as CHB and CEO on October 31, 2011.
2	John Benson resigned from his position as CFO on November 17, 2011.
3	William H Oyster was elected by the Board to the role of CHB and CEO upon the resignation of Dr. L.S. Smith on October 31, 2011. Prior to this election, Mr. Oyster served as the Company's President and COO.
4	James D Clem was appointed the position of COO and Secretary on December 20, 2011.
5	This amount represents the value of the compensation paid to Dr. L.S. Smith for automobile expense reimbursement ($750 per month).
6	This amount represents the value of the compensation paid to Mr. Oyster for country club dues ($450 per month).

Outstanding Equity Awards at Fiscal Year-End

We granted no stock awards, stock option awards, or non-equity incentive compensation awards (other than the above bonuses) to our named executive officers or directors in Fiscal 2011 or Fiscal 2010.

Dr. L.S. Smith, our former Chief Executive Officer and Chairman of the Board, exercised options to purchase 945,634 shares of our common stock in Fiscal 2011.

The following table sets forth information concerning unexercised options, stock that has not vested for each named executive officer and director as of the end of Fiscal 2011.  Other than what is listed on the table below, there were no equity incentive plan awards in Fiscal 2011.

	Number of Securities	Option	Option	Number of shares or
Name and	Underlying Unexercised	Exercise	Expiration	units of stock that
Principal Position	Options (#)	Price ($)	Date	have not vested (#)

William H Oyster	50,000	2.13	(3)	-
CEO, President & COO(1)	100,000	2.25	(3)	-

Scott Williamson	20,000	2.43	11/4/2012	-
Executive VP (2)

Craig Alan-Lee	5,000	2.82	(3)	-
Director	10,000	6.00	(3)	2,000

David Rector	10,000	6.00	(3)	2,000
Director

William P. Cordeiro, PhD	15,000	2.25	(3)	-
Director	5,000	2.82	(3)	-
	2,500	4.19	(3)	-
	10,000	6.00	(3)	2,000

1	William H. Oyster was elected by the Board to the role of CHB and CEO upon the resignation of Dr. L.S. Smith on October 31, 2011. Prior to this election, Mr. Oyster served as the Company's President and COO.
2	S. Scott Williamson's position with the Company was terminated on May 8, 2012.
3	Options expire 180 days after service to the Company ends.

Director Compensation

Our directors are responsible for guiding and supervising our business and affairs. Recent developments in corporate governance and financial reporting have resulted in an increased involvement of public company directors. Our board committees – Audit and Compensation – are composed exclusively of independent directors. The many responsibilities and risks and the substantial time commitment of being a director of a public company require that we provide adequate compensation to ensure our directors’ continued performance.

Dr. Cordeiro received four quarterly payments of $5,000 as Chairman of our audit committee in both Fiscal 2011 and Fiscal 2010. Mr. Rector and Mr. Alan-Lee received four quarterly payments of $4,500 as independent directors in both Fiscal 2011 and Fiscal 2010. Our directors do not receive meeting fees for Board or committee meeting attendance. We do not provide any health insurance, retirement or other benefit programs to our independent directors. In addition to the quarterly payments, we reimburse our directors for their reasonable expenses incurred while attending meetings of our Board and its Committees or conducting other Company business.

We did not provide equity compensation for our independent directors in Fiscal 2011 or Fiscal 2010. Our employee directors receive no separate compensation for their services as directors.

The following table sets forth the total compensation paid to our directors for their service on our Board and committees of the Board during Fiscal 2011 and Fiscal 2010.

			All Other
Name	Fiscal Year	Fees Paid($)	Compensation ($)	Total($)
William P. Cordeiro, Ph.D.	2011	20,000	-	20,000
	2010	20,000	-	20,000
Craig Alan-Lee	2011	18,000	-	18,000
	2010	18,000	-	18,000
David Rector	2011	18,000	-	18,000
	2010	18,000	-	18,000
Dr. L.S. Smith	2011	-	-	-
	2010	-	-	-
William H. Oyster	2011	-	-	-
	2010	-	-	-
James D. Clem (1)	2011	-	-	-
	2010	-	-	-
James J. Vierling (2)	2011	-	-	-
	2010	-	-	-

[1]	James D. Clem was named elected as a Director and COO on December 20, 2011.
[2]	James J. Vierling was elected as the Company's Chairman of the Board, CEO and President on October 25, 2012.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Item 5 of this Form 10-K, which is incorporated by reference, describes the securities that we have authorized for issuance under equity compensation plans.

The following table sets forth information with respect to beneficial ownership of our common stock at October 29, 2012 by each person who beneficially owns more than 5% of our common stock:

34

	(2)	(3)
	Name and	Amount		(5)	(6)	(7)	(8)
(1)	address of	and nature	(4)	Sole	Shared	Sole	Shared
Title of	beneficial	of beneficial	Percent	Voting	Voting	Investment	Investment
class	owner	ownership	of class	Power	Power	Power	Power

	NTR (1)
Common	10720 Composite Dr.	11,859,256	69.05%	11,859,256	-	10,003,242	-
Stock	Dallas, TX 75220
	Dr. L.S. Smith (2)
Common	519 I-30, Suite 243	1,628,014	13.37%	-	-	1,628,014	-
Stock	Rockwall, TX 75087
	David W. Berry
Common	4200 Montrose Blvd, Suite 400	988,279	7.76%	944,288	43,991	944,288	43,991
Stock	Houston, TX 77006

1	NTR owns 5,003,242 shares, has been granted a proxy by Dr. L.S. Smith to vote his 1,628,014 shares until May 25, 2014, and has 5,000,000 options which if exercised would results in 67.72% of the common stock.
2	Dr. L.S. Smith has granted NTR a proxy to vote his 1,628,014 shares until May 25, 2014.

3	In the Schedule 13G/A, filed with the SEC on January 27, 2012, pursuant to a Joint Filing Agreement, by Select Contrarian Value Partners, L.P. ("Select Contrarian"), Kaizen Management, L.P., the general partner and investment advisor of Select Contrarian ("Kaizen Management"), Kaizen Capital, LLC, the general partner of Kaizen Management ("Kaizen Capital"), and David W. Berry, the manager of Kaizen Management, Mr. Berry was reported to hold sole voting and investment power over 944,288 shares and shared voting and investment power over 43,991 shares, Kaizen Capital was reported to hold sole voting and investment power over 900,288 shares and shared voting and investment power over 43,991 shares, Kaizen Management was reported to hold sole voting and investment power over 900,288 shares and shared voting and dispositive power over 43,991 shares, and Select Contrarian was reported to hold sole voting and investment power over 900,288 shares. No information was provided by the filers as to the nature of the shared voting or investment power of Kaizen Management, Kaizen Capital or Mr. Berry.

The following table sets forth information with respect to beneficial ownership of our common stock at October 29, 2012 by each of our executive officers named in the Management section; by each of our Directors; and by all executive officers and Directors as a group.

	(2)	(3)
	Name and	Amount		(5)	(6)	(7)	(8)
(1)	address of	and nature	(4)	Sole	Shared	Sole	Shared
Title of	beneficial	of beneficial	Percent	Voting	Voting	Investment	Investment
class	owner	ownership	of class	Power	Power	Power	Power

Common	William Cordeiro (1)	47,500	0.39%	47,500	-	47,500	-
Stock
Common	Craig Alan-Lee (2)	345,000	2.83%	345,000	-	345,000	-
Stock
Common	David Rector (3)	24,150	0.20%	24,150	-	24,150	-
Stock
Common	James J. Vierling (4)	147,000	3.08%	375,000	-	375,000	-
Stock
Common	James D. Clem (5)	45,275	0.37%	45,275	-	45,275	-
Stock
Common	C. Brett Burford (6)	-	0.00%	-	-	-	-
Stock
Common	All Directors and
Stock	Executive Officers	836,925	6.87%	836,925	-	836,925	-

1	William Cordeiro is an outside director and owns 10,000 shares directly and has 32,500 options. Beneficial ownership also includes 5,000 shares owned by Bartik, Cordeiro & Associates, as to which Mr. Cordeiro has shared voting and investment powers.
2	Craig Alan-Lee is an outside director and owns 330,000 shares and has 15,000 options.
3	David Rector is an outside director and owns 14,150 shares and has 10,000 options.
4	James J. Vierling was elected as the Company's Chairman of the Board, CEO and President on October 25, 2012 and owns 147,000 shares and no options.
5	James D. Clem was named elected as a Director and COO on December 20, 2011 and owns 45,275 shares and no options.
6	C. Brett Burford was name as CFO on August 31, 2012 and has no shares or options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

We have a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act ("Related Persons").  Under this policy, all Related Person transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with our best interests and the best interests of our stockholders.  Among other factors our board considers the size and duration of the transaction, the nature and interest of the of the Related Person in the transaction, whether the transaction may involve a conflict of interest and if the transaction is on terms that are at least as favorable to us as would be available in a comparable transaction with an unaffiliated third party.  Our board reviews all Related Person transactions at least annually to determine if it is in our best interests and the best interests of our stockholders to continue, modify, or terminate the Related Person transactions.  Our Related Person Transaction Policy is available for review in its entirety under the “Investor Relations” menu in the “DGSE Companies” section of our website at www.DGSE.com.

NTR is our largest shareholder.  In 2011, NTR was also our primary refiner and bullion trading partner.  In 2010, 27% of sales and 16% of purchases were transactions with NTR, and in 2011 these transactions represented 41% of our sales and 23% of our purchases. As of December 31, 2011, we were obligated to pay $677,000 to NTR as a trade payable.

On May 25, 2010, we entered into a Closing Agreement with NTR and Dr. L.S. Smith, our Chief Executive Officer at that time (the “Closing Agreement”).  Pursuant to the terms of the Closing Agreement, we assigned to NTR our right to repurchase 3,000,000 shares of our common stock (the “NTR Acquired Interest”) that were held by SIBL, a right which we acquired pursuant to a Purchase and Sale Agreement (and its subsequent amendments), dated January 27, 2010, by and among us and SIBL. Pursuant to the terms of the Closing Agreement, NTR acquired the NTR Acquired Interest directly from SIBL for a cash purchase price of $3,600,000 paid to SIBL by NTR.

Simultaneously with the closing, NTR granted to Dr. Smith a 4-year proxy (the “NTR Proxy”) on the shares constituting the NTR Acquired Interest.  In exchange for NTR’s grant of the NTR Proxy, Dr. Smith granted to NTR an option (the “Option”) to acquire one million (1,000,000) shares of our common stock owned by Dr. Smith, at an exercise price of $6.00 per share for the first two years following the anniversary of the closing of the transactions contemplated by the Closing Agreement.  The original terms of the Option required NTR to exercise the option in full and not in part.  On June 10, 2011, the terms of the Option were modified to allow NTR to exercise the Option in increments of 100,000 shares from June 10, 2011 to July 15, 2011. The Option was subsequently modified to extend the incremental exercise period to August 15, 2011.  By August 15, 2011, NTR had completed its purchase pursuant to the Option. Once this purchase was completed, the NTR Proxy terminated and Dr. Smith then granted NTR an irrevocable proxy on his remaining 1,628,014 shares of our common stock.

On September 14, 2011, we announced that we had completed our acquisition of 100 % of SBT, of which NTR was the majority owner. Under the terms of the acquisition, we acquired SBT for 600,000 shares of our restricted common stock.

On September 14, 2011 NTR forgave $2,000,000 dollars of payables owed by us, and received 400,000 of our restricted shares of common stock. This transaction resulted in a non-cash expense of $1,720,000 recorded as a loss on debt settlement.

On October 25, 2011, we entered into a debt cancellation agreement with NTR, whereby NTR agreed to forgive $2,500,000 of payables owed to NTR by us. In consideration for this debt forgiveness, NTR was granted options to purchase 5,000,000 shares of our common stock, at an exercise price of $15.00 per share (the “NTR Options”). The NTR Options vested immediately upon grant, and expire on October 25, 2016. We estimated the fair value of the NTR Options using the Black-Scholes Option Pricing Model, which estimated a value of $5,140,713 for the NTR Options. Accordingly, we took a non-cash charge of $2,640,713 to stock compensation expense in Fiscal 2011.

On July 19, 2012, we entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide us a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and our Obligations will be due and payable– upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between us and Texas Capital Bank, N.A., and additional proceeds are expected to be used as working capital in the ordinary course of business.

Our Audit Committee has reviewed these transactions and deemed them to be on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

Our Board has determined that William P. Cordeiro, Ph.D., Craig Alan-Lee and David Rector are “independent” under the standards of the SEC and the Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Auditors

The following table presents fees for the audits of our annual Consolidated Financial Statements for Fiscal 2011 and Fiscal 2010.  This table includes fees for professional services rendered by our current independent auditors, our past independent auditors and other firms who provided services related to the production of our restated Consolidated Financial Statements for Fiscal 2011 and 2010.

Auditor/Service Provider	2011	2010
Audit Fees - Cornwell Jackson(1)	$158,774	$170,835
Audit Fees - Whitley Penn(2)	$-	$-
Total Audit Fees	$158,774	$170,835

Audit Related Fees - Cornwell Jackson	$3,687	$12,647
Audit Related Fees - Whitley Penn	-	-
Total Audit Related Fees	$3,687	$12,647

Tax Fees - Cornwell Jackson	$1,635	$15,801
Tax Fees - Whitley Penn	$-	$-
Total Tax Fees	$1,635	$15,801

All Other Fees - Cornwell Jackson	$30,549	$56,246
All Other Fees - Whitley Penn	-	-
Total All Other Fees	$30,549	$56,246

Total Fees to Independent Auditors and Service Providers	$194,645	$255,529

1	Cornwell Jackson and Company, P.C. was dismissed as the Company's independent auditors on May 29, 2012.
2	Whitley Penn was engaged as the Company's independent auditors on May 29, 2012, to provide audit services in relation to the Company's Fiscal 2010 and Fiscal 2011 consolidated financial statements, but no sevices were rendered during those periods.

The amounts for audit fees include generally the fees charged for (i) the audit of our annual Consolidated Financial Statements and internal controls over financial reporting under the Sarbanes-Oxley Act and (ii) the reviews of our quarterly financial statements. The tax fees were primarily for tax return preparation and tax-related services.

Pre-Approval Policies and Procedures

Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval. Our Audit Committee may also pre-approve particular services on a case-by-case basis. In addition, our Audit Committee has delegated to its Chairman the authority to pre-approve audit and permissible non-audit services, provided that any such pre-approval decision is presented to the full Audit Committee at its next scheduled meeting. All audit, audit-related, and tax services for Fiscal 2011 and Fiscal 2010 were pre-approved by our Audit Committee. The auditors notify our Audit Committee of any request by management for non-audit services and the anticipated scope, purpose and cost of the services before performing such services. Our Audit Committee has considered whether any non-audit services performed by the independent auditors are compatible with maintaining their independence as an auditor.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report

Index to Financial Statements

Note: All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto. The information required by this Item pursuant to Item 601 of Regulation S-K is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/DGSE Companies, Inc.

DGSE Companies, Inc.

By:	/s/ James Vierling	Dated: October 31, 2012
James Vierling
Chairman of the Board,
Chief Executive Officer,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James Vierling	Dated: October 31, 2012
James Vierling
Chairman of the Board,
Chief Executive Officer,
President

By:	/s/ James D. Clem	Dated: October 31, 2012
James D. Clem
Chief Operating Officer and
Director

By:	/s/ C. Brett Burford	Dated: October 31, 2012
C. Brett Burford
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ William P. Cordeiro	Dated: October 31, 2012
Director

By:	/s/ Craig Allan-Lee	Dated: October 31, 2012
Director

By:	/s/David Rector	Dated: October 31, 2012
Director

Index to Exhibits

Exhibit No.	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		x	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992		×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate		×	S-4	January 6, 2007	4.1

Exhibit No.	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.

10.1	Eighth Amendment to Loan Agreement, dated as of June 3, 2010, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.		×	8-K	June 3, 2010	99.2

10.2	Ninth Amendment to Loan Agreement, dated as of June 22, 2011, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.		×	8-K	July 14, 2011	99.2

10.3	Agreement and Plan of Merger, dated as of September 12, 2012, among DGSE Companies, Inc., SBT, Inc., Southern Bullion Trading, LLC, NTR Metals, LLC and the Members of Southern Bullion Trading, LLC		×	8-K	September 16, 2011	10.1

10.4	Lock-up Agreement, dated September 12, 2012, by and among DGSE Companies, Inc. and certain shareholders		×	8-K	September 16, 2011	10.2

10.5	Escrow Agreement, dated September 12, 20121, by and among DGSE Companies, Inc., NTR Metals, LLC, and Compass Bank		×	8-K	September 16, 2011	10.3

10.6	Form of Option Grant Agreement		×	8-K	September 16, 2011	10.4

10.7	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		×	8-K	September 16, 2011	10.5

10.8	Securities Purchase Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		×	8-K	September 16, 2011	10.6

10.9	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		×	8-K	September 16, 2011	10.7

10.10	Debt Cancellation Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		×	8-K	October 28, 2011	10.1

10.11	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		×	8-K	October 28, 2011	10.2

Exhibit No.	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.

10.12	Reservation of Rights and Eleventh Amendment to Loan Agreement and other Loan Documents, dated June 21, 2012, by and among DGSE Companies, Inc. and Texas Capital Bank, N.A.		×	8-K	June 27, 2012	10.1

10.13	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC		×	8-K	July 20, 2012	10.1

10.14	Guaranty and Security Agreement, dated July 19, 2012, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC		×	8-K	July 20, 2012	10.2

10.15	Revolving Credit Note granted in favor of NTR Metals, LLC		×	8-K	July 20, 2012	10.3

10.16	Offer Letter to C. Brett Burford dated August 28, 2012		×	8-K	September 6, 2012	10.1

10.17	First Amendment to Employment Agreement, dated September 1, 2012, by and between DGSE Companies, Inc. and James D. Clem		×	8-K	September 6, 2012	10.1

10.18	Employment Agreement, dated October 25, 2012, by and between DGSE Companies, Inc. and James J. Vierling		×	8-K	October 26, 2012	10.1

14.1	Business Conduct & Ethics Policy	×

16.1	Letter Regarding Change in Certifying Accountant		×	8-K	June 4, 2012	16.1

21.1	Subsidiaries of the Registrant	×

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by James J. Vierling	×

Exhibit No.	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James J. Vierling	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	×

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DGSE Companies, Inc.

We have audited the accompanying consolidated balance sheets of DGSE Companies, Inc. and subsidiaries (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DGSE Companies, Inc., as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the consolidated financial statements as of December 31, 2010, and for the year then ended have been restated to correct errors related to accounting irregularities.

/s/ Whitley Penn LLP

Dallas, Texas

October 31, 2012

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
		As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$6,069,392	$732,449
Trade receivables	1,582,092	715,382
Inventories	11,635,225	7,977,228
Prepaid expenses	98,455	28,473
Total current assets	19,385,164	9,453,532

Marketable securities-available for sale	-	7,500
Property and equipment, net	4,705,551	4,342,556
Intangible assets, net	3,397,367	41,352
Other assets	160,491	21,492

Total assets	$27,648,573	$13,866,432

LIABILITIES
Current Liabilities:
Line of credit	$2,999,887	$3,499,887
Current maturities of long-term debt	451,674	734,267
Current maturities of capital leases	21,184	-
Convertible debt, net of debt discount	-	147,999
Accounts payable-trade	1,501,057	1,477,980
Accrued expenses	3,044,393	1,076,266
Customer deposits and other liabilities	1,836,748	2,800,763

Total current liabilities	9,854,943	9,737,162

Long-term debt, less current maturities	2,471,226	2,901,363
Capital leases, less current maturities	30,914	-
Accrued expenses, less current maturities	-	1,829,663
Total liabilities	12,357,083	14,468,188

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,163,943 and 10,411,682 shares issued and outstanding	121,639	104,117
Additional paid-in capital	33,942,579	19,080,390
Accumulated deficit	(18,772,728)	(19,786,263)
Total stockholders' equity (deficit)	15,291,490	(601,756)

Total liabilities and stockholders' equity	$27,648,573	$13,866,432

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2011	2010
		As Restated
Revenue:
Sales	$149,627,353	$82,567,921

Costs and expenses:
Cost of goods sold	128,243,735	70,162,747
Selling, general and administrative expenses	14,977,359	11,703,653
Depreciation and amortization	429,481	414,142
	143,650,575	82,280,542

Operating income	5,976,778	287,379

Other expense (income) :
Loss on settlement of debt with related party	4,360,713	-
Gain on settlement of debt and other liabilities	-	(10,845,049)
Other expense (income), net	29,315	(17,443)
Interest expense	573,215	383,994
	4,963,243	(10,478,498)

Income before income taxes	1,013,535	10,765,877

Income tax expense	-	24,675

Net income	$1,013,535	$10,741,202

Earnings per common share:
Basic	$0.09	$1.04
Diluted	$0.09	$0.96

Weighted-average number of common shares
Basic	10,831,971	10,335,794
Diluted	11,201,196	11,216,158

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31,

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2009, as reported	9,863,635	$98,637	$18,698,091	$(6,358,170)	$12,438,558

Prior period adjustments	425,617	4,256	(4,256)	(24,169,295)	(24,169,295)

Balances at December 31, 2009, as restated	10,289,252	102,893	18,693,835	(30,527,465)	(11,730,737)

Net income				10,741,202	10,741,202

Stock-based compensation			35,768		35,768

Stock issued in connection with Stanford debt settlement	1,000	10			10

Stock issued in connection with convertible debt	121,430	1,214	350,787		352,001

Balances at December 31, 2010, as restated	10,411,682	104,117	19,080,390	(19,786,263)	(601,756)

Net income				1,013,535	1,013,535

Stock options issued for debt settlement with related party			5,140,713		5,140,713

Stock-based compensation attributable to employees			34,208		34,208

Cancel shares from L. S. Smith	(219,924)	(2,199)			(2,199)

L. S. Smith option exercise	945,634	9,456	(9,456)		-

Cancel Superior shares not converted	(95,278)	(953)	953		-

Stock issued for SBT acquisition	600,000	6,000	5,430,857		5,436,857

Stock issued to NTR for debt forgiveness	400,000	4,000	3,716,000		3,720,000

Stock issued upon conversion of convertible debt	71,429	714	249,286		250,000

Stock issued as compensation for consulting	50,400	504	299,628		300,132

Balances at December 31, 2011	12,163,943	$121,639	$33,942,579	$(18,772,728)	$15,291,490

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31,

	For the Year Ended
	December 31,
	2011	2010
		As Restated

Cash Flows From Operating Activities:
Net income	$1,013,535	$10,741,202
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	429,481	414,142
Loss on settlement of debt with related party	4,360,713	-
Stock based compensation	34,208	35,768
Amortization of debt discount	102,001	-
Stock issued as compensation for consulting	300,132	-
Gain on sale of marketable securities	-	(17,440)
Gain on sale of Stanford debt settlement	-	(10,548,570)

Changes in operating assets and liabilities:
Trade receivables	(603,769)	(66,072)
Inventories	(228,286)	(1,889,096)
Prepaid expenses	(69,982)	274,923
Other assets	(78,097)	(51,581)
Accounts payable and accrued expenses	2,350,786	(233,546)
Customer deposits and other liabilities	(964,015)	(848,309)
Net cash provided by (used in) operating activities	6,646,707	(2,188,579)

Cash Flows From Investing Activities:
Payments for property and equipment	(534,197)	(190,457)
Cash acquired in SBT Acquisition	456,015	-
Proceeds from sales of available-for-sale investments	7,500	54,940
Net cash used in investing activities	(70,682)	(135,517)

Cash Flows From Financing Activities:
Payments on line of credit and note payable	(700,003)	(965,113)
Borrowings on note payable	-	1,270,000
Payments on long term debt	(512,727)	(471,577)
Borrowings on long term debt	-	1,372,219
Repayment of note payable in conjunction with legal settlement	-	(97,879)
Proceeds from issuance of common stock and convertible debt in connection with private placement	-	500,000
Payment on capital leases	(26,352)	-
Net cash (used in) provided by financing activities	(1,239,082)	1,607,650

Net change in cash	5,336,943	(716,446)
Cash, beginning of year	732,449	1,448,895
Cash, end of year	$6,069,392	$732,449

Supplemental Disclosures:
Cash paid during the year for:
Interest	$374,237	$417,768
Income taxes	$-	$-
Non cash activities:
Stock issued in connection with Stanford debt settlement	$-	$10
Stock issued upon conversion of convertible debt	$250,000	$-
Stock issued to NTR for debt forgiveness	$3,720,000	$-
Stock issued for SBT acquisition	$5,436,857	$-
Equipment purchased with capital lease	$78,450	$-
Stock issued for debt settlement with related party	$5,140,713	$-
Cashless exercise of options by L.S Smith	$9,456	$-

The accompanying notes are an integral part of these consolidated financial statements.

DGSE Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 – Summary of Accounting Policies and Nature of Operations

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

DGSE Companies, Inc., a Nevada corporation (the “Company”) previously filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“Fiscal 2010”) on April 15, 2011. The Company was obligated to file its Annual Report on Form 10-K (this “Form 10-K”) for the year ended December 31, 2011 (“Fiscal 2011”) by March 30, 2012. On March 30, 2012, the Company filed a Form 12b-25 with the Securities and Exchange Commission (the “SEC”) stating that the Company was unable to file the Form 10-K by the prescribed filing date. On April 16, 2012  the Company filed a Current Report on Form 8-K disclosing that its Board of Directors (the “Board”) had determined the existence of certain accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time. The Company also announced that we had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to be the second calendar quarter of 2007, should not be relied upon.

As of the filing of this Form 10-K, the Company has removed and replaced all Executives who served the Company prior to December 20, 2011, including, the Chairman of the Board, the Chief Executive Officer, the President, the Chief Operating Officer and all senior finance staff members, including the Chief Financial Officer, the Controller and the Company’s Vice President of Finance (collectively: “Prior Management”).   While many of these management changes occurred in 2012, management felt it was relevant to include updates on these changes through the date of the filing of this Form 10-K.  With the appointments of Mr. James J. Vierling as Chairman of the Board, CEO and President, Mr. C. Brett Burford as CFO, Mr. James D. Clem as COO, along with other key additions, the Company believes that it has significantly increased the integrity, professionalism, and quality of its senior leadership team (collectively: “Current Management”).

Principles of Consolidation and Nature of Operations

The Company and its subsidiaries, sell jewelry and bullion products to both retail and wholesale customers throughout the United States through its facilities in Alabama, Florida, Georgia, Illinois, South Carolina, North Carolina, Tennessee, and Texas, and through its various internet sites.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries.  All material intercompany transactions and balances have been eliminated.

Restatement of our Consolidated Financial Statements

The Company previously issued its Form 10-K for Fiscal 2010 on April 15, 2011. The Company was obligated to file its Form 10-K for Fiscal 2011 by March 30, 2012. On March 30, 2012, the Company filed a Form 12b-25 with the SEC stating that it was unable to file the Form 10-K by the prescribed filing date. On April 16, 2012  the Company filed a Current Report on Form 8-K disclosing that its Board had determined the existence of certain Accounting Irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto, which could affect financial information reported since that time. The Company also announced that we had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to be the second calendar quarter of 2007, should not be relied upon for investment purposes.

In addition to engaging new independent auditors, we have removed and replaced the Chairman of the Board, the Chief Executive Officer, the President and all senior finance staff members, including the Chief Financial Officer and our previous Controller.  Since the departure of all individuals who had critical decision making authority during the Accounting Irregularities, we have had very limited access to most of these individuals. As a result, the reasoning behind or motivation for the many and significant Accounting Irregularities remains largely unknown. Our Current Management has focused a very significant amount of time, energy, money and human resources on uncovering and correcting these Accounting Irregularities to provide our shareholders with restated information that can be relied upon for investment purposes, as well as assurance that financial information provided by us going forward is true and correct and may be properly relied upon.

The following sections present information on all material restatements made to Fiscal 2010 and Fiscal 2011, as well as changes that impacted prior periods which are represented by an adjustment in December 31, 2009 retained earnings.

December 31, 2009 – Adjustment to Retained Earnings

Review of journal entries made by Prior Management at year end 2009 revealed an $8,283,469 entry which increased inventory by $7,004,063, reduced customer deposits by $1,000,000, and increased other assets by $279,406. No support could be found for this adjustment and Current Management does not believe this entry to be appropriate. As a result these amounts have been reversed, with the impact being an $8,283,469 reduction to retained earnings.

Additional review and analysis related to inventory balances in various inventory accounts determined that as of December 31, 2009 inventory was additionally overstated by $4,660,824, which has been corrected with a resulting offset to retained earnings.

As of December 31, 2009 the Company was carrying goodwill of $837,117 related to the acquisition of Fairchild Watches, and $2,464,006 of Intangible Assets related to the purchase of Superior Galleries, Inc. (“Superior”). Analysis was performed by prior management as of December 31, 2009 which determined that neither amount should be impaired. As part of the current review and restatement, Current Management has reviewed these earlier analyses, including review of the assumptions used at that time, as well as comparison of projections with actual results achieved in subsequent periods. Current management believes that these assets should have been fully impaired as of December 31, 2009, and as a result these assets have been written off with a corresponding reduction to retained earnings as of that point.

On November 29, 2011, the Company and its subsidiary Superior entered into a settlement agreement with FASNAP Corporation (“FASNAP”) in relation to a lawsuit filed against us in California. The lawsuit resulted from a transaction under Prior Management in which we sold rare coins in our possession which belonged to FASNAP, who had not given us authorization to sell the coins. Under the terms of the agreement, DGSE returned the remaining coins that were still in the Company’s possession, and agreed to pay FASNAP the approximate market value of those coins that had been sold. The total cost of the settlement agreement was $2,560,713. Upon review of the facts leading to the lawsuit and settlement, Current Management believes that under U.S. GAAP we had sufficient information to accrue for this settlement as a contingent loss, as early as 2009. As a part of the current review and restatement, the Company has recognized this accrual through a reduction to retained earnings as of December 31, 2009.

As of December 31, 2009, we had a deferred tax asset of $1,731,175 on its balance sheet, related to prior net operating losses of the Company. Per U.S. GAAP, such a tax asset should be reviewed as to the likelihood of the Company being able to utilize the asset in the future, to offset future tax liabilities related to taxable earnings. Current Management believes that based on cumulative three year losses of the Company at that point, that a full valuation allowance was warranted. As part of the current restatement process, this valuation allowance has been recorded, along with a corresponding $1,731,175 reduction to 2009 retained earnings. A federal income tax receivable for $639,372 was also established by Prior Management as of December 31, 2009 and no support can be found for this amount, nor has it been subsequently received by us. As a result, this receivable is being written off to retained earnings as well.

The Company acquired Superior in May of 2007. As part of this transaction we assumed an existing $11,500,000 credit facility that Superior had with Stanford International Bank, Ltd. (“SIBL”). Per the credit agreement, interest on this facility was to be paid at the prime rate. Upon review, no interest was accrued or paid on this debt from inception until the debt was extinguished as part of the larger settlement with SIBL in January of 2010. Interest that should have been accrued from January of 2007 through December of 2009 has been calculated at $1,350,000, with a corresponding reduction being made to retained earnings as of December 31, 2009.

On February 26, 2010, Prior Management entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK, LLC (“DBKK”) for $385,000 to be paid over three years, bearing interest at 8%.   The lawsuit resulted from a lease transaction entered into by certain officers of Superior.   As of December 31, 2010, we had recorded a $385,000 loss related to the settlement of this litigation in other (income) expense. Upon review of the facts leading to the lawsuit and settlement, Current Management believes that under U.S. GAAP we had sufficient information to accrue for this settlement as a contingent loss, as early as 2009. As a part of the current review and restatement, the Company is recognizing this accrual through a reduction to retained earnings as of December 31, 2009.

A review by Current Management of prepaid expenses on the balance sheet as of December 31, 2009 revealed many items that either had no supporting documentation, had no future value to the Company, or should have been partly or fully amortized and were not. The total value of these items was $373,176, and this amount has been offset to retained earnings as of December 31, 2009.

In addition to the above amounts, a review under the guidance of Current Management has revealed numerous other accounting errors, primarily in relation to amounts posted to the balance sheet with missing, insufficient or incorrect supporting data. In many cases it has been difficult or impossible to accurately agree detail or sub-ledger amounts to the general ledger balances. In these situations, Current Management has chosen to adjust balances to amounts that can be reasonably supported with an appropriate level of detail. These areas include accounts payable, accounts receivable, customer deposits, fixed assets and associated accumulated depreciation, as well as rent and escrow payments on leased properties. The cumulative adjustments related to all of these areas, results in an additional $884,443 reduction to retained earnings as of December 31, 2009.

The total of all adjustments related to the year ended December 31, 2009 (“Fiscal 2009”) and prior years, results in a $24,169,295 reduction of retained earnings, as of December 31, 2009.

December 31, 2010 – Restatement

As noted in the Annual Report on Form 10-K for Fiscal 2010, as part of our year-end close, the Company adjusted inventory by approximately $3,771,702 (the “2010 Inventory Adjustment”) in order to reflect multiple book to physical and other inventory reconciling items. Based on the recent review and restatement efforts, Current Management has determined that the 2010 Inventory Adjustment was improperly accounted for in Fiscal 2010, and should have been accounted for in earlier periods. Accordingly, the 2010 Inventory Adjustment has been incorporated in its entirety into the 2009 adjustments detailed above. As a result, the 2010 Inventory Adjustment has been reversed out of Fiscal 2010, eliminating the previously reported Inventory Impairment of $3,771,702. The analysis of December 31, 2010 inventory accounts also indicated that the previously reported Cost of Sales had been overstated by $607,005, which has been restated as well.

As noted in the previous section entitled “December 31, 2009 – Adjustment to Retained Earnings”, the Company assumed an existing $11,500,000 credit facility with SIBL upon our acquisition of Superior Galleries in May of 2007. Interest that should have been accrued from January, 2007 through December, 2010 was subsequently calculated, as part of the current restatement, at $1,350,000 with a corresponding reduction being made to retained earnings as of December 31, 2009. On January 27, 2010, the Company and SIBL entered into a Purchase and Sale Agreement and a Debt Conversion Agreement to settle the Company’s lawsuit against SIBL.  Upon closing of the transaction, SIBL terminated all agreements, converted all of its subsidiary's debt, interest and other receivables for 1,000 shares of the Company’s common stock provided to its subsidiary, and sold 3,000,000 shares of common stock to the Company’s assignee, NTR Metals for $3,600,000 under a Partial Assignment Agreement. As a result of the transaction, SIBL cancelled all the Company’s debt obligations, including principal and interest. In relation to this transaction, and as part of the current restatement, the Company will reverse the $1,350,000 interest accrual noted above, and recognize a corresponding gain in Other Income for Fiscal 2010.

As part of the current review and restatement process, the Company has analyzed accounts payable as of December 31, 2010 and compared the balance sheet balance with the sub-ledger, as well as subsequent related payments in Fiscal 2011. This analysis has revealed that accounts payable was understated by approximately $686,452 as of December 31, 2010, and selling, general and administrative expenses (“SG&A”) was understated by the same amount. As part of the 2010 restatement, accounts payable was increased by $686,452 as of December 31, 2010, and SG&A was increased by the same amount.

As stated above, On February 26, 2010, Superior entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK for $385,000 to be paid over three years bearing interest at 8%.  As of December 31, 2010, the Company had previously recorded a $385,000 loss related to the settlement of this litigation in other (income) expense. Upon review of the facts leading to the lawsuit and settlement, Current Management believes that under U.S. GAAP, the Company had sufficient information to accrue for this settlement as a contingent loss, as early as the fiscal year ended December 31, 2009. As a part of the current review and restatement, the Company is recognizing this accrual in fiscal 2009 through a reduction to retained earnings, and a corresponding adjustment is being made in the restated financials for 2010 to decrease $385,000 of other expense that had been recorded.

As in the above section, the review of the year ended December 31, 2010 by Current Management also revealed numerous other accounting errors, primarily in relation to amounts posted to the balance sheet with missing, insufficient or incorrect supporting data. In many cases it has been difficult or impossible to accurately agree detail or sub-ledger amounts to the general ledger balances. In these situations, Current Management has chosen to adjust balances to amounts that can be reasonably supported with an appropriate level of detail. These areas include pre-paid expenses, accrued liabilities, accounts payable, accounts receivable, customer deposits, fixed assets and associated accumulated depreciation, as well as rent and escrow payments on leased properties. The cumulative adjustments related to all of these areas, results in an additional $455,594 reduction in various expense categories as of December 31, 2010.

The cumulative effect of all 2010 restatements, results in an improvement of $5,882,849 in pre-tax income for the year, compared to previously reported results.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Investments in Marketable Equity Securities

Marketable equity securities have been categorized as available-for-sale and carried at fair value.  Unrealized gains and losses for available-for-sale securities are included as a component of stockholders’ equity net of tax until realized.  Realized gains and losses on the sale of securities are based on the specific identification method.  The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.  If the decline in the fair values is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statements of operations.

Inventories

All inventory is valued at the lower of cost or market. The Company acquires a majority of its inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and collectibles. The Company acquires these items based on its own internal estimate of the fair market value of the items at the time of purchase. The Company considers factors such as the current spot market price of precious metals and current market demand for the items being purchased.  The Company supplements these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on our balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance.  The majority of our inventory has some component of its value that is based on the spot market price of precious metals.  Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of the Company's inventory and could positively or negatively impact the profitability of the Company.  The Company regularly monitors these fluctuations to evaluate any necessary impairment to its inventory.

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

Expenditures for maintenance and repairs are charged against income as incurred; betterments that increase the value or materially extend the life of the related assets are capitalized. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded to current operating income.

Impairment of Long-Lived Assets

The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on our evaluations no impairment was required as of December 31, 2011 or 2010.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, short-term debt, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount reported for long-term debt approximates fair value because substantially all of the underlying instruments have variable interest rates which adjust frequently or the interest rates approximate current market rates. None of these instruments are held for trading purposes.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $2,226,592 and $1,803,506, for 2011 and 2010, respectively.

Accounts Receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  When appropriate, the Company will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  As of December 31, 2011 and 2010, the Company did not have an allowance recorded.

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

The Company accounts for its position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2011 and 2010, respectively.

Revenue Recognition

Revenue is generated from wholesale and retail sales of jewelry, rare coins and currency, bullion and scrap. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties. The Company recognizes sales on a shipping point basis.

The Company sells jewelry, rare coins and currency to other wholesalers/dealers within its industry on credit, generally for terms of 14 to 60 days, but in no event greater than one year.  The Company grants credit to new dealers based on extensive credit evaluations and for existing dealers based on established business relationships and payment histories. The Company generally does not obtain collateral with which to secure its accounts receivable when the sale is made to a dealer.

Revenues for monetary transactions (i.e., cash and receivables) with dealers are recognized when the merchandise is shipped to the related dealer.

The Company does not grant credit to retail customers, however it does offer a structured layaway plan. When a retail customer utilizes the Company’s layaway plan, the Company generally collects a payment of 25% of the sales price, establishes a payment schedule for the remaining balance and holds the merchandise as collateral as security against the customer’s receivable until all amounts due are paid in full. Revenue for layaway sales is recognized when the merchandise is paid for in full and delivered to the retail customer.

In limited circumstances, the Company exchanges merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which the Company recognizes revenue in accordance with ASC 845, Nonmonetary Transactions. When the Company exchanges merchandise for similar merchandise and there is no monetary component to the exchange, the Company does not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When the Company exchanges merchandise for similar merchandise and there is a monetary component to the exchange, the Company recognizes revenue to the extent of the monetary assets received and determines the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

The Company has a return policy (money-back guarantee).  The policy covers retail transactions involving jewelry and graded rare coins and currency only. Customers may return jewelry and graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry and graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory.

Fair Value Measures

The Company follows the Financial Accounting Standards Board issued ASC 820, Fair Value Measurements and Disclosure. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values. These tiers include:

Level 1	—	Quoted prices for identical instruments in active markets;
Level 2	—	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and
Level 3	—	Instruments whose significant inputs are unobservable.

We utilize fair value techniques to evaluate the need for potential impairment losses related to goodwill and intangible assets not subject to amortization pursuant to ASC 350, Intangible—Goodwill and Other and long-lived assets pursuant to ASC 360, Property, Plant and Equipment. We calculate estimated fair value using Level 3 inputs, including the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections. The weighted average cost of capital is estimated using information from comparable companies and management's judgment related to risks associated with the operations of each reporting unit. The terminal value used in the goodwill analysis is determined based on estimates of long-term inflation expectations.

Shipping and Handling Costs

Shipping and handling costs are included in selling general and administrative expenses, and amounted to $261,191 and $186,450, for 2011 and 2010, respectively.

Taxes Collected From Customers

The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenues or expenses.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants outstanding determined using the treasury stock method.

Comprehensive Income

The Company reports all changes in comprehensive income in the consolidated statements of changes in stockholders’ equity, in accordance with the provisions of ASC 220, Comprehensive Income.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense for Fiscal 2011 and 2010 includes compensation expense for new stock-based awards and for stock-based awards granted prior to, but not yet vested, as of January 1, 2007.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements and Disclosures, to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendment is effective during interim and annual periods beginning after December 15, 2011. We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment will instead require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The amendment is effective for fiscal years beginning after December 15, 2011. We do not expect a material impact from the adoption of this guidance on our consolidated financial statements.

Note 2 – Acquisitions

On September 14, 2011, the Company completed the acquisition of 100% of SBT, in exchange for the issuance of 600,000 restricted shares of the Company’s common stock. Acquisition-related costs associated with the transaction were $144,434 which were expensed as incurred. SBT is one of the largest precious-metals chains in the Southeast, with 23 locations at the time of acquisition in Alabama, Georgia, North Carolina, South Carolina and Tennessee, that buy and sell bullion, coins, paper money, pre-owned watches, diamonds and all forms of gold and silver.

The total purchase price of $5,436,857, based on the stock price at the acquisition date, has been allocated to the fair value of assets acquired and liabilities assumed as follows:

Intangible Assets	$3,412,896
Property and other assets	902,807
Inventories	3,429,711
Liabilities assumed	(2,308,557)
Total purchase price	$5,436,857

After final adjustments, the excess of purchase price over tangible assets acquired was calculated at $3,412,896. Previously, we had classified this excess value as Goodwill. After review and analysis, our Current Management believes this excess value should be treated as an intangible asset, with a 15-year life. Specifically, this intangible value is attributed to the “Southern Bullion Coin & Jewelry” trade name.

This trade name has considerable equity in its markets, and was developed and expanded throughout the South over the past 4 years at significant expense and effort from SBT. Prior to acquisition, SBT had spent over $2,500,000 on advertising the business under this name, and had expanded its use to 23 locations, which generate millions of consumer impressions a year simply from signage at the physical locations. In recognition of this value, the Company has already begun the process of re-branding certain other locations as “Southern Bullion Coin & Jewelry”, and plans to continue to expand the use of the name throughout the South.

While the Company currently plans to continue and expand use of the trade name indefinitely, as a matter of conservatism, we believe that using a 15-year life is appropriate. Given this determination, this intangible asset valued at $3,412,896 will be amortized over its 15-year life, generating a non-cash amortization expense of $227,526 annually. In Fiscal 2011 we recognized $56,882 in amortization related to this intangible asset. SBT had no other amortization expense for Fiscal 2011 or Fiscal 2010.

The operating results of SBT have been included in the consolidated financial statements since the acquisition date of September 14, 2011. The amounts of SBT’s revenue and earnings included in our consolidated statement of operations for the year ended December 31, 2011 are:

	Revenue	Earnings

Actual from 9/14/2011 to 12/31/2011	$12,857,102	$1,378,655

The revenue and earnings of the combined entity had the acquisition date been January 1, 2011 and January 1, 2010 are:

	Revenue	Earnings

Fiscal 2011 combined entity proforma	$175,953,033	$3,808,139

Fiscal 2010 combined entity proforma	$122,283,512	$10,207,249

Note 3 – Concentration of Credit Risk

The Company maintains cash balances in financial institutions in excess of federally insured limits. Other than NTR, the Company has no retail or wholesale customers that account for more than 10% of its revenues. In 2010, 27.0% of sales and 16% of purchases were transactions with NTR, and in 2011 these transactions represented 41% of our sales and 23% of our purchases. NTR accounted for 65% and 0% of the Company’s accounts receivable, as of December 31, 2011 and 2010, respectively. This disproportionately high percentage is due to the fact that virtually all of the Company’s retail sales are on a cash basis, generating no accounts receivable.

Note 4 – Inventories

A summary of inventories at December 31 is as follows:

	December 31,
	2011	2010
		As Restated

Jewelry	$4,752,880	$4,789,424
Scrap gold	2,357,033	807,318
Bullion	1,638,621	571,940
Rare coins	2,886,691	1,808,546
	$11,635,225	$7,977,228

Note 5 – Investments

The Company had no investments as of December 31, 2011. As of December 31, 2010, the Company’s investments were classified as follows:

2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Current:
Available-for-sale:
Investments	$7,500	-	-	$7,500

The Company had investment income (loss) of $0 and $17,440 for the years ended December 31, 2011 and 2010, respectively and had $54,940 of proceeds from sale of investments in 2010. The Company periodically invests in various securities for business and strategic purposes. Investments are classified as “available for sale” and are carried at fair value based on quoted market prices.

Note 6 – Property and Equipment

A summary of property and equipment at December 31, 2011 and 2010, is as follows:

	2011	2010
		As Restated

Building and improvements	$3,478,134	$3,278,637
Machinery and equipment	2,525,712	2,079,978
Furniture and fixtures	272,381	154,679
	6,276,227	5,513,294
Less: accumulated depreciation	(2,731,146)	(2,331,208)
	3,545,081	3,182,086
Land	1,160,470	1,160,470

Total property and equipment	$4,705,551	$4,342,556

Depreciation expense was $327,807 and $374,706 for 2011 and 2010, respectively.

Note 7 – Long-Term Debt and Convertible Debt

The following table details the Company’s long-term debt and convertible debt:

	Outstanding Balance
	December 31,	December 31,	Current
	2011	2010	Interest Rate	Maturity

Texas Capital Bank note and line of credit (1)(2)	$3,683,214	$4,383,218	6.0%	June 22, 2012
Mortgage payable	2,064,887	2,165,167	6.7%	August 1, 2016
Settlement payment (3)	160,750	287,121	8.0%	February 15, 2013
Notes payable	13,936	300,010	Various	Various
Capital leases (4)	52,098	-	17.4%	December, 2013
Covertible notes, net of discount (5)	-	147,999	7.0%	n/a

Sub-Total	5,974,885	7,283,516
Less: Capital leases	52,098	-
Less: Current maturities	451,674	882,266
Long-term debt	5,471,113	6,401,250
Less: Line of credit	2,999,887	3,499,887
Long term debt, less current maturities	$2,471,226	$2,901,363

(1)	Based on the revolving promissory notes payable to the bank, a note of $2,999,887 and $3,499,887 at December 31, 2011 and 2010 respectively which bears an interest rate of 6% or prime plus 1% (6.0% at December 2011) and is due June 22, 2012. In addition, another note of $1,000,000 with a balance of $683,327 and $883,331 at December 31, 2011 and 2010, respectively, which bears an interest rate of 6% or prime plus 1% (6.0% at December 2011) due in equal monthly payments of $16,667 through June 22, 2012. These notes are secured by all accounts receivable, inventory, property and equipment and intangible assets. The notes contain certain covenants, restricting payment of dividends and requiring the Company to maintain certain financial ratios.

 (2) Subsequent to the period covered by this report, on July 19, 2012, DGSE entered into a Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and the Obligations will be due and payable upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after the Registrant receives notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Registrant and Texas Capital Bank, N.A., and additional proceeds are expected to be used as working capital in the ordinary course of business.

(3)	On February 26, 2010, Superior entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK $385,000 to be paid over three years bearing interest at 8%. The lawsuit resulted from a lease transaction entered into by certain officers of Superior Galleries. The Company had previously recorded a $385,000 loss related to the settlement of this litigation in other (income) expense in its 2010 Consolidated Statement of Operations. As part of the current review and restatement of its financial reports, Current Management believes that enough information was available as of December 31, 2009 to enable the Company to reasonably accrue for this settlement as a contingent loss in Fiscal 2009. As a result, the $385,000 loss is not included in the restated 2010 operating results, and its impact has been reflected as a reduction in retained earnings in the Company’s December 31, 2009 Balance Sheet (see Note 1).
(4)	On November 23, 2010, DGSE entered into a capital lease for $78,450 with Direct Capital Corporation for a radio-frequency identification (RFID) inventory management solution. The non-cancelable lease agreement required an advanced payment of $5,169 and monthly payments of $2,584 for 36 months at an interest rate of 11.5% beginning in January 2011. At the end of the lease in December 2013, the equipment can be purchased for $1.
(5)	See Note 8.

Maturities of our long-term obligations over the next five years are as follows:

	Total	2012	2013	2014	2015	2016

Notes payable	$2,999,887	$2,999,887	$-	$-	$-	$-
Long-term debt and capital leases	2,974,998	956,181	166,025	132,266	131,003	1,589,523
Total	$5,974,885	$3,956,068	$166,025	$132,266	$131,003	$1,589,523

Note 8 - Convertible Debt

On August 16, 2010, the Company offered and sold a total of 5 units, at a purchase price of $100,000 per unit, to three “accredited investors” (an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D (“Regulation D”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), with each unit consisting of (i) 24,286 shares of the Company’s common stock, and (ii) indebtedness of the Company in the principal amount of $50,000 and evidenced by a convertible promissory note, amounting to a sale of a total of 121,430 shares of our common stock and indebtedness in the aggregate principal amount of $250,000, in exchange for aggregate cash consideration of $500,000. Pursuant to the terms of the convertible promissory notes, the unpaid principal balance and unpaid accrued interest on each note was convertible at the option of the lender into a number of shares of our common stock, determined according to the following schedule: (i) if converted prior to the one-year anniversary of the date of the note, at a rate of one share of our common stock for each $3.50 of principal and accrued interest, (ii) if converted after the one-year anniversary of the date of note but prior to the two-year anniversary of the date of the note, at a rate of one share of our common stock for each $4.00 of principal and accrued interest, (iii) if converted after the two-year anniversary of the date of the note but prior to the three-year anniversary of the date of the note, at a rate of one share of our common stock for each $4.50 of principal and accrued interest, (iv) if converted after the three-year anniversary of the date of the note but prior to the four-year anniversary of the date of the note, at a rate of one share of our common stock for each $5.00 of principal and accrued interest, and (v) if converted after the four-year anniversary of the date of the note, at a rate of one share of our common stock for each $5.50 of principal and accrued interest. There were no underwriters for this private placement, and therefore there were no underwriting discounts or commissions. Because this offer and sale was a private placement of securities, and each offeree represented to us in writing that he or she was an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D, the Company relied upon the exemption of the offer and sale of these shares from the registration requirements of Section 5 of the Securities Act provided by Rule 506 of Regulation D. As a result of this offering, the Company allocated the fair market value to both the shares of our common stock and the indebtedness debt at a cost of $100,000 per unit. Accordingly, we recorded a discount of $102,001 for Fiscal 2010.  Prior to the first year anniversary, the balance outstanding under all of the promissory notes were converted into 71,429 additional shares of our common stock at a price of $3.50 per share. The Company determined that there was not a beneficial conversion feature on the effective conversion rates of the convertible notes.

Note 9 – Earnings Per Common Share

A reconciliation of the income and shares of the basic earnings per common share and diluted earnings per common share for the years ended December 31, 2011and 2010 is as follows:

	Net Earnings	Shares	Per Share
	(In thousands, except per share data)
Year ended December 31, 2011
Basic earnings per common share	$1,013,535	10,831,971	$0.09
Effect of dilutive stock options	-	369,224	-
Diluted earnings per common share	$1,013,535	11,201,196	$0.09

Year ended December 31, 2010
Basic earnings per common share	$10,741,202	10,335,794	$1.04
Effect of dilutive stock options	-	880,364	-
Diluted earnings per common share	$10,741,202	11,216,158	$0.96

For the years ended December 31, 2011 and 2010, approximately 5,000,000 and 18,000 common stock options, respectively, were not added to the denominator because inclusion of such shares would be antidilutive.

The Company issued warrants in conjunction with the acquisition of Superior, which were to expire on May 29, 2014 at an exercise price of $1.89. During 2010, these warrants extinguished in conjunction with the SIBL debt settlement (see Note 16).

Note 10 – Common Stock

In May of 2010, we issued 1,000 shares of stock to SIBL in exchange for $10,550,000 of debt forgiveness, as part of the settlement agreement between the Company, SIBL, and NTR (see Note 12).

In August of 2010, the Company entered into agreements to issue 121,430 shares of common stock in a private placement of convertible debt to certain accredited investors, which provided proceeds totaling $500,000, which was allocated between debt and equity portions of the offering. Subsequently we issued an additional 71,429 shares upon conversion of the debt portion of the offering in 2011 (see Note 8).

In September of 2011, the Company acquired 100 percent of SBT in exchange for the issuance of 600,000 restricted shares of common stock (see Note 2).

In September of 2011 the Company issued 400,000 of our restricted shares of common stock to NTR in exchange for forgiveness of $2,000,000 of payables owed by us.

In October of 2011, Dr. L. S. Smith, then-Chairman and Chief Executive Officer of the Company, exercised 945,634 options to purchase the common stock of the Company. In consideration for the aggregate exercise price of the options, Dr. Smith tendered 219,924 previously-issued shares of the Company’s common stock, which were subsequently cancelled by the Company.

On a quarterly basis throughout 2011, we issued common stock totaling 50,400 shares to an independent consultant as compensation. In accordance with ASC 505-50, “Equity-Based Payments to Non-Employees,” measurement of the share-based payment transaction with non-employees was based on the fair value of shares earned.

Note 11 – Stock Options

In March 2004, the Company’s Board and the stockholders approved the 2004 Stock Option Plan that provided for incentive stock options and nonqualified stock options to be granted to key employee and certain directors.  The Company’s Board or designated committee established the terms of each option granted under the 2004 Stock Option Plan.  The stock options granted under the plan vested over 1 to 5 years. At December 31, 2011 the Company had no options available for grant and 517,500 options granted and outstanding under the 2004 Stock Option Plan.

In May 2007, the Board and the stockholders approved the 2006 Equity Inventive Plan that provided for incentive stock options and nonqualified stock options to be granted to key employee and certain directors.  The Board of Directors or designated committee established the terms of each option granted under the 2006 Equity Incentive Plan.  The stock options granted under the plan generally vest over 1 to 5 years and have a maximum contractual life of 10 years.  At December 31, 2011 we had 600,000 options available for grant and 30,000 options granted and outstanding under the 2006 Equity Incentive Plan.

On October 25, 2011, the Company entered into a debt cancellation agreement with NTR, whereby NTR agreed to forgive $2,500,000 of payables owed to NTR by the Company. In consideration for this debt forgiveness, NTR was granted options to purchase 5,000,000 shares of the common stock of DGSE, par value $0.01 per share, at an exercise price of fifteen dollars ($15) per share (the “NTR Options”). These options were not issued pursuant to either of the shareholder-approved employee stock option plans. The NTR Options vested immediately upon grant, and expire on the fifth anniversary of the date of grant. The Company estimated the fair value of the NTR Options using the Black-Scholes Option Pricing Model, which estimated a value of $5,140,713 for these options. Accordingly the Company took a non-cash charge of $2,640,713 to stock compensation expense in Fiscal 2011.

The following table summarizes the activity in common shares subject to options for the years ended December 31, 2011 and 2010:

	At December 31,
	2011		2010
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding at beginning of year	1,503,134	$2.01	1,523,134	$2.02
Granted	5,000,000	15.00	0	0.00
Exercised	(945,634)	1.77	0	0.00
Forfeited	(10,000)	2.19	(20,000)	2.97

Outstanding at end of year	5,547,500	$13.76	1,503,134	$2.01

Options exercisable at end of year	5,541,500	$13.77	1,491,134	$1.98

Information about Equity Incentive Plan stock options outstanding at December 31, 2011 is summarized as follows:

	Options outstanding
Range of exercise prices	Number outstanding	Weighted average remaining contractual life*	Weighted average exercise price	Aggregate Intrinsic Value
$1.13 to $2.25	480,000	NA	$2.16	$2,549,975
$2.26 to $2.82	30,000	NA	2.56	147,300
$2.83 to $4.19	7,500	NA	4.06	25,550
$6.00	30,000	NA	6.00	44,100
$15.00	5,000,000	4.8	15.00	–
	5,547,500			$2,766,925

* Options issued pursuant to the Company's 2004 Employee Stock Option Plan have no expiration date.

	Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life*	Weighted average exercise price	Aggregate Intrinsic Value
$1.13 to $2.25	480,000	NA	$2.16	$2,549,975
$2.26 to $2.82	30,000	NA	2.56	147,300
$2.83 to $4.19	7,500	NA	4.06	25,550
$6.00	24,000	NA	6.00	35,280
$15.00	5,000,000	4.8	15.00	–
	5,541,500			$2,758,105

* Options issued pursuant to the Company's 2004 Employee Stock Option Plan have no expiration date.

The aggregate intrinsic values in the above table were based on the closing price of our common stock of $7.47 as of December 31, 2011.

During 2011 and 2010 the Company recognized $34,208 and $35,768, respectively, of stock-based compensation expense which was recorded in selling, general, and administrative expenses.  At December 31, 2011, the balance of unearned stock-based compensation to be expensed in future periods related to unvested stock-based awards is approximately $36,000.  The weighted average period over which the unearned stock-based compensation was expected to be recognized was approximately one year.

Note 12 –Litigation

On April 16, 2012 the Company filed a Form 8-K disclosing that the Company’s Board of Directors had determined the existence of Accounting Irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto, which could affect financial information reported since that time. At that time, the Company announced that it had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to begin in the second calendar quarter of 2007, should not be relied upon.  The Company brought the Accounting Irregularities to the attention of the SEC in a letter dated April 16, 2012. On June 18, 2012, DGSE received written notice that SEC had initiated a private investigation into the Accounting Irregularities, to determine whether any persons or entities engaged in any possible violations of the federal securities laws. The Company has and continues to cooperate fully with the SEC staff in the investigation. There can be no certainty as to the outcome of this investigation, or to the findings of the SEC. The Company is not currently aware of any fines or sanctions against any individuals or against us as a result of the SEC investigation.

Also, in connection with the Accounting Irregularities, and the subsequent halt in trading of the Company’s Common Stock on the Exchange, the Company has received notice of two lawsuits filed by shareholders of the Company. These suits have been filed against the Company’s former CEO and Chairman, and the individual Directors of the Company.

On November 29, 2011, the Company and its subsidiary Superior entered into a settlement agreement with FASNAP in relation to a lawsuit filed against us in California. The lawsuit resulted from a transaction whereby the Company mistakenly sold rare coins in its possession, which belonged to FASNAP, who had not given us authorization to sell the coins. Under the terms of the agreement, the Company returned the remaining coins which were still in the Company’s possession, and agreed to pay FASNAP the approximate market value of those coins which had been sold. The total cost of the settlement agreement was $2,560,713. Upon review of the facts leading to the lawsuit and settlement, Current Management believes that under U.S. GAAP the Company had sufficient information to accrue for this settlement as a contingent loss, as early as Fiscal 2009. As a part of the current review and restatement, the Company recognized this accrual in Fiscal 2009 through a reduction to retained earnings (see Note 1). As of December 31, 2011 and 2010, $1,829,662 and $2,560,713 respectively, remains payable and is included in accrued liabilities. Subsequent to December 31, 2011 all amounts have been paid in relation to this settlement.

On February 26, 2010, Superior entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKKfor $385,000 to be paid over three years bearing interest at 8%.  The lawsuit resulted from a lease transaction entered into by certain officers of Superior.  The Company had previously recorded a $385,000 loss related to the settlement of this litigation in other (income) expense in its 2010 Consolidated Statement of Operations. As part of the current review and restatement of its financial reports, Current Management believes that enough information was available as of December 31, 2009 to enable the Company to reasonably accrue for this settlement as a contingent loss in Fiscal 2009. As a result, the $385,000 loss is not included in the restated 2010 operating results, and its impact has been reflected as a reduction in retained earnings in the Company’s December 31, 2009 Balance Sheet (see Note 1).

On January 27, 2010, the Company and SIBL, which prior to the closing of certain settlement agreements discussed below was a beneficial owner of a significant equity interest in the Company, a primary lender to a wholly owned subsidiary of the Company and subject to certain agreements with the Company and its then-current Chairman, entered into a Purchase and Sale Agreement and a Debt Conversion Agreement to settle the Company’s lawsuit against SIBL.   On May 25, 2010, DGSE, SIBL and NTR entered in a closing agreement to finalize the settlement agreements upon the approval of the settlement by the United States District Court for the Northern District of Texas which has jurisdiction for the assets of SIBL.   At the time of the agreement the Company’s wholly-owned subsidiary, Superior, owed $10,550,000 under its credit agreement with SIBL. Upon closing of the transaction, SIBL terminated all agreements, converted all of its subsidiary's debt, interest and other expenses in exchange for 1,000 shares of the Company’s common stock.  As part of the agreement SIBL sold 3,000,000 shares of common stock to DGSE’s assignee, NTR Metals for $3,600,000 under a Partial Assignment Agreement.  Pursuant to the partial assignment of the Company’s rights as a Buyer to NTR under the Company-SIBL Purchase Agreement, NTR acquired directly from SIBL 3,000,000 Shares of the Company (the “NTR Acquired Interest”). The parties agreed that the remaining portion of the SIBL Equity Interest (i.e. 377,361 Shares) be distributed to key DGSE employees, as designated by the Company. SIBL cancelled 422,814 additional warrants to purchase additional shares of the Company as part of the settlement agreement.  As a result of the transaction, the Company recognized a gain of $10,548,570 related to the cancellation of debt (see Note 1).

The Texas Comptroller of Public Accounts (the “Comptroller”) conducted a sales and use tax audit of DGSE with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that we owe an amount of tax due, plus penalties and interest. We submitted a request for redetermination to the Comptroller by letter dated January 13, 2011. By letter dated August 25, 2011, the Comptroller stated that our request for a redetermination hearing has been granted. The hearing has not yet taken place.

We are currently discussing, both internally among the members of our Board and with our outside counsel, whether we will take legal action against those officers and providers of professional services who were involved in the Accounting Irregularities.

Note 13 – Income Taxes

The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

	2011	2010

Tax Expense at Statutory Rate	$343,610	$3,654,578
Valuation Allowance	(354,684)	(3,633,679)
Non-Deductible Expenses and Other	11,074	3,776
Income tax expense	$-	$24,675

Current	$-	$24,675
Deferred	-	-
Total	$-	$24,675

Deferred income taxes are comprised of the following at December 31, 2011 and 2010:

F-21

	2011	2010
Deferred tax assets (liabilities):
Inventories	$94,640	$94,640
Stock options and other	44,195	44,196
Alternative Minimum Tax credit carryforward	24,675	24,675
Contingencies and accruals	622,085	870,642
Property and equipment	(372,276)	(124,366)
Capital loss carryover	25,420	25,420
Net operating loss carryforward	7,536,703	7,374,643
Goodwill and intangibles	(21,214)	(937)
Total deferred tax assets, net	7,954,228	8,308,913

Valuation allowance	$(7,954,228)	$(8,308,913)

As of December 31, 2011, the Company had approximately $848,019 of net operating loss carry-forwards, related to the Superior Galleries acquisition which may be available to reduce taxable income in future years, subject to the applicable Internal Revenue Code Section 382 limitations. As of December 31, 2011, the Company had approximately $26,170,038 of net operating loss carry-forwards related to Superior Galleries’ post acquisition operating losses and other operating losses incurred by the Company’s other operations. These carry-forwards will expire, starting in 2024 if not utilized. As of December 31, 2011 and 2010, the Company determined based on consideration of all available evidence, including but not limited to historical, current and future anticipated financial results as well as applicable IRS limitation and expiration dates related to the Company’s net operating losses a full valuation allowance should be recorded for its net deferred tax assets.

Note 14 – Operating Leases

The Company leases certain of its facilities under operating leases.  The minimum rental commitments under non-cancellable operating leases as of December 31, 2011 are as follows:

	Total	2012	2013	2014	2015	2016	Thereafter
Operating leases	$4,796,253	$1,414,307	$1,208,156	$880,979	$625,933	$521,757	$145,121

Rent expense for Fiscal 2011 and Fiscal 2010 was approximately $810,914 and $498,628, respectively.

Note 15 – Discontinued Operations

As of December 31, 2011 there were no operating assets to be disposed of or liabilities to be paid in completing the disposition of any discontinued operations. However, subsequent to Fiscal 2011, on June 8, 2012 the Company closed its Woodland Hills, CA location which shuttered the last of its Superior operations.

Note 16 – Related Party Transactions

We have a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (“Related Persons”).  Under this policy, all Related Person transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with our best interests and the best interests of our stockholders.  Among other factors, our board considers the size and duration of the transaction, the nature and interest of the of the Related Person in the transaction, whether the transaction may involve a conflict of interest and if the transaction is on terms that are at least as favorable to us as would be available in a comparable transaction with an unaffiliated third party.  Our board reviews all Related Person transactions at least annually to determine if it is in our best interests and the best interests of our stockholders to continue, modify, or terminate the Related Person transactions.  Our Related Person Transaction Policy is available for review in its entirety under the “Investor Relations” menu in the “DGSE Companies” section of our website at www.DGSE.com.

NTR is our largest shareholder.  In 2011, NTR was also our primary refiner and bullion trading partner.  In 2010, 27% of sales and 16% of purchases were transactions with NTR, and in 2011 these transactions represented 41% of our sales and 23% of our purchases. As of December 31, 2011, we were obligated to pay $677,000 to NTR as a trade payable.

On May 25, 2010, we entered into a Closing Agreement with NTR and Dr. L.S. Smith, our Chief Executive Officer at that time (the “Closing Agreement”).  Pursuant to the terms of the Closing Agreement, we assigned to NTR our right to repurchase 3,000,000 shares of our common stock (the “NTR Acquired Interest”) that were held by SIBL, a right which we acquired pursuant to a Purchase and Sale Agreement (and its subsequent amendments), dated January 27, 2010, by and among us and SIBL. Pursuant to the terms of the Closing Agreement, NTR acquired the NTR Acquired Interest directly from SIBL for a cash purchase price of $3,600,000 paid to SIBL by NTR.

Simultaneously with the closing, NTR granted to Dr. Smith a 4-year proxy (the “NTR Proxy”) on the shares constituting the NTR Acquired Interest.  In exchange for NTR’s grant of the NTR Proxy, Dr. Smith granted to NTR an option (the “Option”) to acquire one million (1,000,000) shares of our common stock owned by Dr. Smith, at an exercise price of $6.00 per share for the first two years following the anniversary of the closing of the transactions contemplated by the Closing Agreement.  The original terms of the Option required NTR to exercise the option in full and not in part.  On June 10, 2011, the terms of the Option were modified to allow NTR to exercise the Option in increments of 100,000 shares from June 10, 2011 to July 15, 2011. The Option was subsequently modified to extend the incremental exercise period to August 15, 2011.  By August 15, 2011, NTR had completed its purchase pursuant to the Option. Once this purchase was completed, the NTR Proxy terminated and Dr. Smith then granted NTR an irrevocable proxy on his remaining 1,628,014 shares of our common stock.

On September 14, 2011, we announced that we had completed our acquisition of 100 % of SBT, of which NTR was the majority owner. Under the terms of the acquisition, we acquired SBT for 600,000 shares of our restricted common stock.

On September 14, 2011 NTR forgave $2,000,000 of payables owed by us, and received 400,000 of our restricted shares of common stock. This transaction resulted in a non-cash expense of $1,720,000 recorded as a loss on debt settlement.

On October 25, 2011, we entered into a debt cancellation agreement with NTR, whereby NTR agreed to forgive $2,500,000 of payables owed to NTR by us. In consideration for this debt forgiveness, NTR was granted options to purchase 5,000,000 shares of our common stock, at an exercise price of $15.00 per share (the “NTR Options”). The NTR Options vested immediately upon grant, and expire on October 25, 2016. We estimated the fair value of the NTR Options using the Black-Scholes Option Pricing Model, which estimated a value of $5,140,713 for the NTR Options. Accordingly, we took a non-cash charge of $2,640,713 to stock compensation expense in Fiscal 2011.

On July 19, 2012, we entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide us a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and our Obligations will be due and payable– upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between us and Texas Capital Bank, N.A., and additional proceeds are expected to be used as working capital in the ordinary course of business.

Our Audit Committee has reviewed these transactions and deemed them to be on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

Our Board has determined that William P. Cordeiro, Ph.D., Craig Alan-Lee and David Rector are “independent” under the standards of the SEC and the Exchange.

Note 17 – Quarterly Financial Data (unaudited)

The following tables set forth the Company’s unaudited consolidated financial data regarding operations for each quarter of Fiscal 2011. This information, in the opinion of management, includes all adjustments necessary, consisting of only the normal and recurring adjustments, to state fairly the information set forth therein.

	2011
	March 31	June 30	September 30	December 31
	As Restated	As Restated	As Restated	As Restated

Revenues	$24,758,244	$33,286,691	$47,528,207	$44,054,211
Cost of sales	21,943,128	29,818,547	42,890,698	33,591,363
Operating income (loss)	291,671	403,455	(689,754)	3,297,639
Net income (loss)	195,310	237,968	(2,584,050)	3,164,308
Net income (loss) per diluted share	0.02	0.02	(0.23)	0.28

