Form 10-Q
period 2012-03-31
DGSE COMPANIES INC
filed 2012-10-31
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2012:

Class	Outstanding
Common stock, $.01 par value per share	12,175,584

EXPLANATORY NOTES

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc. (the parent) and all of its direct and indirect subsidiaries.

We previously issued our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on April 15, 2011. We subsequently issued our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 on May 6, 2011, August 11, 2011 and November 14, 2011, respectively. We were obligated to file our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (such fiscal year, “Fiscal 2011” and such Annual Report on Form 10-K, the “Fiscal 2011 10-K”) by March 30, 2012. On March 30, 2012, we filed a Form 12b-25 with the Securities and Exchange Commission (the “SEC”) stating that we were unable to file the Fiscal 2011 10-K by the prescribed filing date. On April 16, 2012  we filed a Current Report on Form 8-K disclosing that our Board of Directors had determined the existence of certain accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time. We also announced that we had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to be the second calendar quarter of 2007, should not be relied upon.

On April 17, 2012, we filed a Current Report on Form 8-K in which we announced that we had received a written notice (the “Notice”) from the NYSE MKT LLC (then known as the NYSE Amex, LLC) (the “Exchange”) indicating that we were not in compliance with the Exchange’s continued listing criteria set forth in Sections 134 and 1101 of the Exchange’s Company Guide because we did not timely file our Fiscal 2011 10-K. On May 1, 2012, in connection with the listing qualification notification received from the Exchange, we announced that we had submitted to the Exchange our plan to regain compliance with the listing standards of Sections 134 and 1101 of the Exchange’s Company Guide. On May 31, 2012, we received notice from the Exchange advising us that the plan of compliance we had previously submitted to the Exchange had been approved with an extended compliance date of October 31, 2012.

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (this “Form 10-Q”) is being filed concurrently with the Fiscal 2011 10-K, in which we (i) are restating our Consolidated Financial Statements for the fiscal year ended December 31, 2010 (“Fiscal 2010”) and (ii) are presenting our Consolidated Financial Statements for Fiscal 2011. Due to the lack of audited financial statements for Fiscal 2011, we were previously unable to file our Forms 10-Q for the quarterly periods ended March 30, 2012, and June 30, 2012.  In addition to this Form 10-Q for the quarter ended March 31, 2012, we are concurrently filing our (i) the Fiscal 2011 10-K and (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

TABLE OF CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION

	Explanatory Note

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	1

	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	3

	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosure	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DGSE COMPANIES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,354,378	$5,976,928
Trade receivables	576,256	1,578,892
Inventories	11,458,174	10,717,291
Prepaid expenses	111,250	84,971
Current assets related to continuing operations	15,500,058	18,358,082

Assets related to discontinued operations	1,030,368	1,311,929

Total current assets	16,530,426	19,670,011

Marketable securities-available for sale	113,112	-
Property and equipment, net	4,611,976	4,420,704
Intangible assets, net	3,340,485	3,397,367
Other assets	145,310	160,491

Total assets	$24,741,309	$27,648,573

LIABILITIES
Current Liabilities:
Line of credit	$2,999,887	$2,999,887
Current maturities of long-term debt	444,171	451,674
Current maturities of capital leases	25,349	21,184
Accounts payable-trade	996,361	1,497,492
Accrued expenses	833,236	3,017,394
Customer deposits and other liabilities	1,001,879	1,836,748

Current liabilities related to continuing operations	6,300,883	9,824,379

Liabilities related to discontinued operations	175,810	54,454

Total current liabilities	6,476,693	9,878,833

Long-term debt, less current maturities	2,369,395	2,447,336
Capital leases, less current maturities	21,174	30,914
Total liabilities	8,867,262	12,357,083

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock	121,755	121,639
Additional paid-in capital	34,027,769	33,942,579
Accumulated deficit	(18,275,477)	(18,772,728)
Total stockholders' equity	15,874,047	15,291,490

Total liabilities and stockholders' equity	$24,741,309	$27,648,573

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
		(As Restated)
Revenue:
Sales	$32,814,664	$22,970,462

Costs and expenses:
Cost of goods sold	26,087,151	20,423,414
Selling, general and administrative expenses	5,609,294	2,042,757
Depreciation and amortization	152,427	87,691
	31,848,872	22,553,862

Operating income	965,792	416,600

Other expense (income):
Other expense (income), net	(83,925)	(2,245)
Interest expense	90,714	98,606
	6,789	96,361
Income from continuing operations before income taxes	959,003	320,239

Income tax expense	-	-

Income from continuing operations	959,003	320,239

Discontinued operations:
Loss from discontinued operations, net of taxes of $0	(461,752)	(124,933)

Net income	$497,251	$195,306

Basic net income per common share:
Income from continuing operations	$0.08	$0.03
Loss from discontinued operations	(0.04)	(0.01)
Net income per share	$0.04	$0.02

Diluted net income per common share:
Income from continuing operations	$0.08	$0.03
Loss from discontinued operations	(0.04)	(0.01)
Net income per share	$0.04	$0.02

Weighted-average number of common shares
Basic	12,174,689	10,379,119
Diluted	12,544,143	11,222,041

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
		As Restated

Cash Flows From Operating Activities:
Net income	$497,251	$195,306
Loss from discontinued operations	461,752	124,933
Income from continuing operations	959,003	320,239

Adjustments to reconcile net income to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	152,427	87,691
Gain on marketable securities	(18,112)	-
Stock based compensation	8,942	8,942
Stock issued as compensation for consulting services	76,365	-

Changes in operating assets and liabilities:
Trade receivables	1,002,636	417,500
Inventories	(740,883)	588,148
Prepaid expenses	(26,279)	(52,738)
Other assets	(219)	(7,167)
Accounts payable and accrued expenses	(2,685,292)	(808,900)
Customer deposits and other liabilities	(834,869)	1,313,315

Net cash (used in) provided by operating activities of continuing operations	(2,106,281)	1,867,030

Cash Flows From Investing Activities:
Payments for property and equipment	(209,970)	290,795
Purchase of available-for-sale investments	(95,000)	-

Net cash (used in) provided by used in investing activities of continuing operations	(304,970)	290,795

Cash Flows From Financing Activities:
Repayment of debt	(109,334)	(190,511)
Payments on capital lease obligations	(5,575)	-

Net cash used in financing activities of continuing operations	(114,909)	(190,511)

Cash Flows From Discontinued Operations:
Net cash used in operating activities of discontinued operations	(96,390)	(1,265,391)

Net change in cash	(2,622,550)	701,923
Cash, beginning of period	5,976,928	732,449
Cash, end of period	$3,354,378	$1,434,372

Supplemental Disclosures:
Cash paid during the period for:
Interest	$91,645	$88,799
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DGSE Companies, Inc. and Subsidiaries (the “Company”) include the financial statements of DGSE Companies, Inc. and its wholly-owned subsidiaries, DGSE Corporation, Charleston Gold and Diamond Exchange, Inc., Superior Gold and Diamond Exchange, Inc., Superior Precious Metals, Inc., American Gold and Diamond Exchange, Inc. and SBT, Inc. (“SBT”).

The interim financial statements of DGSE Companies, Inc. included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission's rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (such fiscal year, “Fiscal 2011” and such Annual Report on Form 10-K, the “Fiscal 2011 10-K”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

(2)	Restatement of previously issued financial statements

The Company previously issued its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on April 15, 2011. The Company was obligated to file its Fiscal 2011 10-K by March 30, 2012.   On March 30, 2012, the Company filed a Form 12b-25 with the Securities and Exchange Commission (the “SEC”) stating that the Company was unable to file the Fiscal 2011 10-K by the prescribed filing date. On April 16, 2012, the Company filed a Current Report on Form 8-K disclosing that its Board of Directors had determined the existence of certain accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time.  The Company also announced that it had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to be the second calendar quarter of 2007, should not be relied upon.

As part of the forensic accounting review and the restatement process resulting from the Accounting Irregularities, the Company restated its Fiscal 2010 consolidated financial statements, and made adjustments to its previously unaudited Fiscal 2011 consolidated financial statements, which are presented in the Fiscal 2011 10-K being filed concurrently with this Form 10-Q.  Also as a result of the restatement, numerous changes were made to the Company’s previously filed unaudited quarterly financial statements for Fiscal 2011 as follows:

The Company decreased inventory and increased cost of goods sold by $485,432.  Adjustments were also made to correct various other expenses including rent, salaries, property taxes, consulting fees, advertising expense, miscellaneous expense, depreciation, amortization and interest.  The result of these adjustments was an overall decrease in selling, general and administrative expense of $247,098, an increase in depreciation and amortization of $19,910, an increase in interest expense of $9,827, and a decrease in income tax expense of $160,766, compared to previous reported quarterly results. These changes resulted in a net decrease of $107,305 in net income, compared to previously reported amounts.

Additionally, for the quarter ended March 31, 2011 unaudited consolidated financial statements included in this Form 10-Q, the Company has reclassified the operations of its Superior Galleries subsidiary as discontinued operations (see Note 12). This reclassification includes $1,787,781 of revenue and $124,933 of net loss, as well as the assets and liabilities of the Company’s Superior Galleries subsidiary.

(3)	Critical Accounting Policies and Estimates

Income Taxes

The Company accounts for its position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the periods ended March 31, 2012 and 2011, respectively.

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

The Company utilizes fair value techniques to evaluate the need for potential impairment losses related to goodwill and intangible assets not subject to amortization pursuant to ASC 350, Intangible—Goodwill and Other and long-lived assets pursuant to ASC 360, Property, Plant and Equipment. The Company calculates estimated fair value using Level 3 inputs, including the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections. The weighted average cost of capital is estimated using information from comparable companies and management's judgment related to risks associated with the operations of each reporting unit. Marketable securities are classified as Level 1 investments.

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

(4)	Inventories

A summary of inventories is as follows:

	March 31, 2012	December 31, 2011
Jewelry	$4,816,349	$4,357,724
Rare coins and collectibles	1,841,402	2,656,959
Bullion	1,879,781	1,521,550
Scrap	2,920,642	2,181,058
Total	$11,458,174	$10,717,291

The inventory amounts in the chart above exclude discontinued operations.

(5)	Earnings per share.

A reconciliation of the earnings and number of shares of the basic earnings per common share and diluted earnings per common share for the three months ended March 31, 2012 and 2011 is as follows:

	2012			2011
	Three months ended March 31,			Three months ended March 31,
	Net			Net
	Earnings	Shares	Per share	Earnings	Shares	Per share

Basic earnings per common share	$497,251	12,174,689	$0.04	$195,306	10,379,119	$0.02

Effect of dilutive stock options	-	369,454	-	-	842,922	-

Diluted earnings per common share	$497,251	12,544,143	$0.04	$195,306	11,222,041	$0.02

For the three months ended March 31, 2012 and 2011, options to purchase 5,000,000 and 18,000 shares of the common stock of the Company, respectively, were not added to the denominator because inclusion of such shares would be antidilutive.

As of March 31, 2012 and March 31, 2011, options to purchase 5,547,500 and 1,493,134 shares of the common stock of the Company, respectively, were outstanding.

(6)	Long-Term Debt

	Outstanding Balance
	March 31,	December	Current
	2012	31, 2011	Interest Rate	Maturity

Texas Capital Bank note and line of credit (1)(2)	$3,633,213	$3,683,214	6.0%	June 22, 2012
Mortgage payable	2,038,753	2,064,887	6.7%	August 1, 2016
Settlement payment (3)	127,551	136,860	8.0%	February 15,2013
Notes payable	13,936	13,936	Various	Various
Capital leases (4)	46,523	52,098	17.4%	December 2013

Sub-Total	5,859,976	5,950,995
Less: Capital leases	46,523	52,098
Less: Current maturities	444,171	451,674
Long-term debt	5,369,282	5,447,223
Less: Line of credit	2,999,887	2,999,887
Long term debt, less current maturities	$2,369,395	$2,447,336

(1)	Based on the revolving promissory notes payable to the bank, a note of $2,999,887 at March 31, 2012 and 2011 which bears an interest rate of 6% or prime plus 1% (6.0% at March 2012) and was due June 22, 2012. In addition, another note of $633,326 which bears an interest rate of 6% or prime plus 1% (6.0% at March 2012) due in equal monthly payments of $16,667 through June 22, 2012. These notes are secured by all accounts receivable, inventory, property and equipment and intangible assets. The notes contain certain covenants, restricting payment of dividends and requiring the Company to maintain certain financial ratios.
(2)	Subsequent to the period covered by this report, on July 19, 2012, DGSE entered into a Loan Agreement with NTR Metals, LLC (“NTR”), pursuant to which NTR agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)—upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds are expected to be used as working capital in the ordinary course of business.
(3)	On February 26, 2010, Superior Galleries entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK, LLC (“DBKK”) for $385,000 to be paid over three years bearing interest at 8%. The lawsuit resulted from a lease transaction entered into by certain officers of Superior Galleries.
(4)	On November 23, 2010, DGSE entered into a capital lease for $78,450 with Direct Capital Corporation for a radio-frequency identification (“RFID”) inventory management solution. The non-cancelable lease agreement required an advanced payment of $5,169 and monthly payments of $2,584 for 36 months at an interest rate of 11.5% beginning in January 2011. At the end of the lease in December 2013, the equipment can be purchased for $1.

(7)	Stock-based Compensation.

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

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $8,942 and $8,942, respectively, relating to employee and director stock options.

(8)	Related party transactions.

The Company purchases and sells a substantial portion of precious metal and bullion to NTR, a major stockholder of the Company.  During the three months ended March 31, 2012, the Company sold approximately $13.1 million, or 38%, of precious metals and bullion to NTR.  During the three months ended March 31, 2012, the Company purchased approximately $5.5 million, or 19%, in precious metal, bullion and other products from NTR to fulfill customer orders. As of March 31, 2012, the Company was obligated to pay $25,012 to NTR as a trade payable. During the three months ended March 31, 2011, the Company sold approximately $10.3 million, or 42%, of precious metals and bullion to NTR.  During the three months ended March 31, 2011, the Company purchased approximately $3.8 million, or 16%, in precious metal and bullion from NTR to fulfill customer orders.  As of December  31, 2011, the Company was obligated to pay $677,000 to NTR as a trade payable

On July 19, 2012, DGSE entered into a Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)—upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, N.A. (“Texas Capital Bank”), and additional proceeds are expected to be used as working capital in the ordinary course of business.

The Audit Committee has reviewed these transactions and deemed them to be on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

(9)	Acquisitions.

Southern Bullion Trading, LLC. On September 14, 2011, the Company completed its acquisition of Southern Bullion Trading, LLC, in exchange for the issuance of 600,000 restricted shares of the common stock of DGSE.

The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows:

Intangible assets	$3,412,896
Property and other assets	902,807
Inventory	3,429,711
Liabilities assumed	(2,308,557)

Total purchase price	$5,436,857

The operating results of SBT have been included in the consolidated financial statements since the acquisition date of September 14, 2011. The amount of SBT’s revenue and earnings has been estimated in the proforma below through the three months ended 2011:

	Revenue	Earnings
Actual from SBT 1/01/2011 to 3/31/2011	$7,121,222	$673,403

The revenue and earnings of the combined entity had the acquisition date been January 1, 2011 are:

	Revenue	Earnings
Three months ended 2011 Combined entity proforma	$30,091,685	$868,710

(10)	Legal proceedings.

On April 16, 2012, the Company filed a Current Report on Form 8-K disclosing that its Board had determined the existence of the Accounting Irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto, which could affect financial information reported since that time. On April 16, 2012, the Company also announced that it had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to begin in the second calendar quarter of 2007, should not be relied upon.  The Company brought the Accounting Irregularities to the attention of the SEC in a letter dated April 16, 2012. On June 18, 2012, the Company received written notice that the SEC had initiated a private investigation into the Accounting Irregularities, to determine whether any persons or entities had engaged in any possible violations of the federal securities laws. The Company has cooperated fully, and continue to cooperate fully, with the SEC staff in the investigation. This investigation is still pending as of the date of the filing of this Form 10-Q, and there can be no certainty as to the outcome of this investigation, or to the findings of the SEC.

Also, in connection with the Accounting Irregularities, and the subsequent halt in trading of the Company's common stock on the Exchange, the Company has received notice of two lawsuits that have been filed by its shareholders.  The first is a lawsuit filed by Grant Barfuss, one of the Company's shareholders, on September 7, 2012 in the United States District Court for the Northern District of Texas. Although Mr. Barfuss desires this suit to be a class action, the court has not certified a class for this suit. Mr. Barfuss filed this suit against DGSE, Dr. L.S. Smith, the Company's former Chief Executive Officer, John Benson, the Company's former Chief Financial Officer, and William H. Oyster, the Company's former Chief Operating Officer and Chief Executive Officer.  Mr. Barfuss alleges violations of securities laws and seeks unspecified damages, and alleges that certain of the Company's public filings in 2010 and 2011 were false and misleading.  The second is a lawsuit filed by Jason Farmer, one of the Company's shareholders, on September 21, 2012 in the United States District Court for the Northern District of Texas. Mr. Farmer filed this as a derivative lawsuit on behalf of DGSE against William H. Oyster, the Company's former Chief Operating Officer and Chief Executive Officer, James D. Clem, the Company's Chief Operating Officer, William Cordeiro, a member of the Company's Board, Craig Alan-Lee, a member of the Company's Board, David Rector, a member of the Company's Board, Dr. Smith and Mr. Benson, the Company's former Chief Financial Officer. Messrs. Clem, Cordeiro, Alan-Lee and Rector are members of the Company's Current Management, and their interests in this suit could be materially adverse to the Company.  Mr. Farmer alleges that certain of the Company's proxy statements were false and misleading, that the defendants breached their fiduciary duties owed to DGSE and that there was an abuse of control by the defendants. The suit seeks unspecified compensatory and exemplary damages, along with certain corporate governance changes, for DGSE’s benefit.

The Texas Comptroller of Public Accounts (the “Comptroller”) conducted a sales and use tax audit of DGSE with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that the Company owes an amount of tax due, plus penalties and interest. The Company submitted a request for redetermination to the Comptroller on January 13, 2011. Some of the issues have been resolved with the auditor, and the auditor’s tax adjustment schedules currently show a lower amount of tax due than was previously stated in the assessment letter. By letter dated August 25, 2011, the Comptroller stated that the Company’s request for a redetermination hearing has been granted. The hearing has not yet taken place.

The Company is currently discussing, both internally among the members of its Board and with its outside counsel, whether it will take legal action against those officers and providers of professional services who were involved in the Accounting Irregularities.

(11)	Subsequent events.

On July 19, 2012, DGSE entered into a Loan Agreement with NTR, as more fully discussed in Note 8, above, which is hereby incorporated by reference.

(12)	Discontinued Operations

In March 2012, the Company decided to discontinue the operations of its Superior Galleries subsidiary due to the lack of profitability and current management's belief that it was unlikely that profitability would be reached in the foreseeable future.  The Company officially discontinued operations on June 8, 2012 but continued to incur losses in the first and second quarter of 2012 for the discontinued operations.  The operating results of the for the three-month periods ended March 31, 2012 and 2011 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011

Revenue:
Sales	$2,019,827	$1,787,781

Costs and expenses:
Cost of sales	1,826,439	1,519,714
S,G&A expense	198,935	359,658
Depreciation and amortization	232,245	33,342
	2,257,619	1,912,714

Operating loss	(237,792)	(124,933)

Other (expense)/income, net	(220,965)	-
Interest expense	(2,995)	-
	(223,960)	-

Loss from discontinued operations before income taxes	(461,752)	(124,933)

Income tax expense	-	-

Loss from discontinued operations after income taxes	$(461,752)	$(124,933)

For the period ended March 31, 2012, depreciation and amortization expense includes $201,091 related to the write off of Superior assets with no future value to the Company. Other (expense)/income, net for the period ended March 31, 2012, consists of a $62,872 write off of the deferred rent liability net of rent expense and a $158,093 expense related to a settlement paid in October 2012, which was accrued in the three months ended March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q, including but not limited to the section of this Form 10-Q entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of the SEC investigation described elsewhere in this Form 10-Q or pending litigation, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in the Fiscal 2011 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Sales. Sales increased by $9,844,202 or 43% during the three months ended March 31, 2012 to $32,814,664 as compared to $22,970,462 during the same period in 2011. This increase was primarily due to the addition of $7,779,828 in sales attributable to SBT, which was not a part of our operations until September 2011. Non-SBT sales increased by $2,064,374 or 9% compared to the same period in 2011 due to an increase in jewelry, rare coins and scrap sales.

Cost of Sales. For the three months ended March 31, 2012, cost of sales increased to $26,087,151, or 28%, compared to $20,423,414 over the same period in 2011.  Cost of goods as a percentage of sales decreased from 88.9% in 2011 to 79.5% in 2012 primarily due to the higher margins on the newly acquired SBT business.

Selling, General and Administrative Expense. For the three months ended March 31, 2012, Selling, General and Administrative (“SG&A”) expenses increased by $3,566,537, to $5,609,294, an increase of 175%, as compared to $2,042,757 during the same period in 2011. $2,043,547 of this increase is due to the addition of the SBT stores. The opening of four new non-SBT stores added $644,417 in the current period, due to increased advertising costs, salaries, payroll taxes, building rent and other costs. In addition, the Company incurred $364,598 in professional fees associated with the restatement of our financial statements, and the related SEC investigation.

Depreciation and Amortization. For the three months ended March 31, 2012, depreciation and amortization expense was $152,427 compared to $87,691 for the same period in 2011, an increase of 74%. The current period increase in amortization over the same period in 2011 is related to the amortization of intangibles acquired as part of the acquisition of SBT in September, 2011 (See note 9 under Item 1 for details on the acquisition).

Interest Expense. For the three months ended March 31, 2012, interest expense decreased by $7,892 to $90,714, as compared to $98,606 over the same period in 2011.  This decrease is primarily due to the early pay-off of two credit agreements in the fourth quarter of 2011 which reduced quarterly interest payments by $8,000.

Loss from Discontinued Operations. For the three-month period ended March 31, 2012, the discontinued operations of Superior Galleries, Inc. generated a net loss of $461,752. This loss included an operating loss of $237,792, a $62,872 write off of the deferred rent liability and a $158,093 expense related to a litigation settlement paid in October 2012, which was accrued for as of March 31, 2012.

Liquidity and Capital Resources

During the three months ended March 31, 2012 and 2011, cash flows (used in) provided by operating activities totaled ($2,106,281) and $1,867,030, respectively. The cash flows used for the three months ended 2012 were primarily a result of net income of $497,251, a $2,685,292 decrease in accounts payable related to the final settlement of the DBKK, LLC lawsuit, as discused in Note 6 in Part I, above, as well as an increase in inventory of $740,883, partially offset by a $1,002,636 decrease in trade receivables. During the same period in 2011, there was an increase in customer deposits and other liabilities of $1,313,315, decrease in inventory of $588,148 and an increase in trade receivables of $417,500, partially offset by a decrease in accounts payable of $808,900 and small increase in prepaid expenses of $52,738.

During the three months ended March 31, 2012 and 2011 cash flows (used in) provided by investing activities totaled ($304,970) and $290,795, respectively. The use of cash in 2012 was primarily driven by investments in property and equipment, related to new store openings as well as $95,000 in purchase of available for sale investments.

During the three months ended March 31, 2012 and 2011 cash flows used in financing activities totaled $114,909 and $190,511, respectively. The use of cash during both years was the result of repayment of notes payable and payments on capital lease obligations.

During the three months ended March 31, 2012 and 2011 cash flows used in discontinued operations totaled $96,390 and $1,265,391, respectively.

We expect capital expenditures to total approximately $1,000,000 during the next twelve months. These expenditures will be largely driven by new store openings. It is anticipated that these expenditures will be funded from working capital. As of March 31, 2012 there were no commitments outstanding for capital expenditures.

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

On November 2, 2011, we announced that Texas Capital Bank agreed to renew our then-current credit facility under that certain Loan Agreement, dated as of December 22, 2005, between Texas Capital Bank and us (the “TCB Facility”). The TCB facility was composed of a $3.5 million revolving note and a $1.0 million term loan.  The renewal agreement was finalized on November 2, 2011.  The TCB facility matured in June 2012.

Subsequent to the period covered by this report, on June 21, 2012 we entered into an agreement with TCB to extend the maturity date of the credit facility to July 22, 2012. On July 19, 2012, we entered into a Loan Agreement with NTR Metals, LLC, our majority shareholder (“NTR”) pursuant to which NTR agreed to provide to us a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)—upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after the we receive notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with the TCB Facility, and additional proceeds are expected to be used as working capital in the ordinary course of business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because we are a “smaller reporting company,” we are not required to disclose the information required by this item.

Item 4. Controls and Procedures.

Based upon the evaluation required by Section 13a-13(b) of the Securities Exchange Act of 1934, as amended, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures, as of March 31, 2012, were not effective.

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting of the Company. Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. On the basis of that assessment, management determined that the internal controls over financial reporting were not effective as of that date, because the Company did not maintain effective controls over certain account reconciliations, which constituted a material weakness in these internal controls. Specifically, account reconciliations associated with inventory, depository accounts, accounts payable, accounts receivable, prepaid expenses and intercompany accounts lacked appropriate supporting documentation and were not reviewed in a satisfactory manner. This material weakness contributed to the restatement of the current year’s quarterly data contained in Note 1 in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, being filed concurrently with this Form 10-Q.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

On April 16, 2012, we filed a Current Report on Form 8-K disclosing that our Board had determined the existence of the Accounting Irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto, which could affect financial information reported since that time. On April 16, 2012, we also announced that we had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to begin in the second calendar quarter of 2007, should not be relied upon.  We brought the Accounting Irregularities to the attention of the SEC in a letter dated April 16, 2012. On June 18, 2012, we received written notice that the SEC had initiated a private investigation into the Accounting Irregularities, to determine whether any persons or entities had engaged in any possible violations of the federal securities laws. We have cooperated fully, and continue to cooperate fully, with the SEC staff in the investigation. This investigation is still pending as of the date of the filing of this Form 10-Q, and there can be no certainty as to the outcome of this investigation, or to the findings of the SEC.

Also, in connection with the Accounting Irregularities, and the subsequent halt in trading of our common stock on the Exchange, we have received notice of two lawsuits that have been filed by our shareholders.  The first is a lawsuit filed by Grant Barfuss, one of our shareholders, on September 7, 2012 in the United States District Court for the Northern District of Texas. Although Mr. Barfuss desires this suit to be a class action, the court has not certified a class for this suit. Mr. Barfuss filed this suit against DGSE, Dr. L.S. Smith, our former Chief Executive Officer, John Benson, our former Chief Financial Officer, and William H. Oyster, our former Chief Operating Officer and Chief Executive Officer.  Mr. Barfuss alleges violations of securities laws and seeks unspecified damages, and alleges that certain of our public filings in 2010 and 2011 were false and misleading.  The second is a lawsuit filed by Jason Farmer, one of our shareholders, on September 21, 2012 in the United States District Court for the Northern District of Texas. Mr. Farmer filed this as a derivative lawsuit on behalf of DGSE against William H. Oyster, our former Chief Operating Officer and Chief Executive Officer, James D. Clem, our Chief Operating Officer, William Cordeiro, a member of our Board, Craig Alan-Lee, a member of our Board, David Rector, a member of our Board, Dr. Smith and Mr. Benson, our former Chief Financial Officer. Messrs. Clem, Cordeiro, Alan-Lee and Rector are members of our Current Management, and their interests in this suit could be materially adverse to us.  Mr. Farmer alleges that certain of our proxy statements were false and misleading, that the defendants breached their fiduciary duties owed to DGSE and that there was an abuse of control by the defendants. The suit seeks unspecified compensatory and exemplary damages, along with certain corporate governance changes, for DGSE’s benefit.

The Texas Comptroller of Public Accounts (the “Comptroller”) conducted a sales and use tax audit of DGSE with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that we owe an amount of tax due, plus penalties and interest. We submitted a request for redetermination to the Comptroller on January 13, 2011. Some of the issues have been resolved with the auditor, and the auditor’s tax adjustment schedules currently show a lower amount of tax due than was previously stated in the assessment letter. By letter dated August 25, 2011, the Comptroller stated that our request for a redetermination hearing has been granted. The hearing has not yet taken place.

We are currently discussing, both internally among the members of our Board and with our outside counsel, whether we will take legal action against those officers and providers of professional services who were involved in the Accounting Irregularities.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Fiscal 2011 10-K. The risk factors disclosed in our Fiscal 2011 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by James J. Vierling	☒

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	☒

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James J. Vierling	☒

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	☒

Reports on Form 8-K :

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE Companies, Inc.
(Registrant)

Date: October 31, 2012	By:	/s/ JAMES J. VIERLING
James J. Vierling
Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2012		/s/ C. BRETT BURFORD
C. Brett Burford
Chief Financial Officer
(Principal Financial Officer)

