Form 10-Q
period 2012-06-30
DGSE COMPANIES INC
filed 2012-10-31
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐       NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2012:

Class	Outstanding
Common stock, $.01 par value per share	12,175,584

EXPLANATORY NOTES

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” “the Registrant” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc. (the parent) and all of its direct and indirect subsidiaries.

We previously issued our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on April 15, 2011. We subsequently issued our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 on May 6, 2011, August 11, 2011 and November 14, 2011, respectively. We were obligated to file our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ( such fiscal year, “Fiscal 2011” and such Annual Report on Form 10-K, the “fiscal 2011 10-K”) by March 30, 2012. On March 30, 2012, we filed a Form 12b-25 with the Securities and Exchange Commission (the “SEC”) stating that we were unable to file the Fiscal 2011 10-K by the prescribed filing date. On April 16, 2012, we filed a Current Report on Form 8-K disclosing that our Board of Directors had determined the existence of certain accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time. We also announced that we had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to be the second calendar quarter of 2007, should not be relied upon.

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

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (this “Form 10-Q”) is being filed concurrently with the Fiscal 2011 10-K, in which we (i) are restating our Consolidated Financial Statements for the fiscal year ended December 31, 2010 (“Fiscal 2010”) and (ii) are presenting our Consolidated Financial Statements for Fiscal 2011. Due to the lack of audited financial statements for Fiscal 2011, we were previously unable to file our Forms 10-Q for the quarterly periods ended March 30, 2012, and June 30, 2012.  In addition to this Form 10-Q for the quarter ended June 30, 2012, we are concurrently filing our (i) the Fiscal 2011 10-K and (ii) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

TABLE OF CONTENTS

		Page No
PART I.	FINANCIAL INFORMATION

	Explanatory Note

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited)	2

	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosure	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DGSE COMPANIES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,726,760	$5,976,928
Trade receivables	1,151,517	1,578,892
Inventories	12,917,775	10,717,291
Prepaid expenses	184,159	84,971
Current assets related to continuing operations	15,980,211	18,358,082

Assets related to discontinued operations	40,605	1,311,929

Total current assets	16,020,816	19,670,011

Marketable securities-available for sale	113,112	-
Property and equipment, net	4,790,192	4,420,704
Intangible assets, net	3,283,603	3,397,367
Other assets	150,922	160,491

Total assets	$24,358,645	$27,648,573

LIABILITIES
Current Liabilities:
Line of credit	$2,999,887	$2,999,887
Current maturities of long-term debt	412,140	451,674
Current maturities of capital leases	26,667	21,184
Accounts payable-trade	1,760,050	1,497,492
Accrued expenses	1,047,354	3,017,394
Customer deposits and other liabilities	2,155,339	1,836,748

Current liabilities related to continuing operations	8,401,437	9,824,379

Liabilities related to discontinued operations	193,400	54,454

Total current liabilities	8,594,837	9,878,833

Long-term debt, less current maturities	2,274,316	2,447,336
Capital leases, less current maturities	14,037	30,914
Total liabilities	10,883,190	12,357,083

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock	121,755	121,639
Additional paid-in capital	34,036,711	33,942,579
Accumulated deficit	(20,683,011)	(18,772,728)
Total stockholders' equity	13,475,455	15,291,490

Total liabilities and stockholders' equity	$24,358,645	$27,648,573

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
		As Restated		As Restated
Revenue:
Sales	$28,584,697	$30,642,620	$61,399,360	$53,613,083

Costs and expenses:
Cost of goods sold	24,572,269	27,521,425	50,659,420	47,944,839
Selling, general and administrative expenses	5,989,724	2,568,011	11,599,018	4,610,768
Depreciation and amortization	143,496	72,402	295,923	160,094
	30,705,489	30,161,838	62,554,361	52,715,701

Operating (loss) income	(2,120,792)	480,782	(1,155,001)	897,382

Other expense (income) :
Other expense (income), net	(4,320)	500	(88,244)	(1,745)
Interest expense	90,406	164,987	181,119	263,593
	86,086	165,487	92,875	261,848
(Loss) income from continuing operations before income taxes	(2,206,878)	315,295	(1,247,876)	635,534

Income tax expense	-	-	-	-

(Loss) income from continuing operations	(2,206,878)	315,295	(1,247,876)	635,534

Discontinued operations:
Loss from discontinued operations, net of taxes of $0	(200,654)	(77,326)	(662,406)	(202,259)

Net (loss) income	$(2,407,532)	$237,969	$(1,910,282)	$433,275

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.18)	$0.03	$(0.10)	$0.06
Loss from discontinued operations	(0.02)	(0.01)	(0.06)	(0.02)
Net (loss) income per share	$(0.20)	$0.02	$(0.16)	$0.04

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.18)	$0.03	$(0.10)	$0.06
Loss from discontinued operations	(0.02)	(0.01)	(0.06)	(0.02)
Net (loss) income per share	$(0.20)	$0.02	$(0.16)	$0.04

Weighted-average number of common shares
Basic	12,175,136	10,372,570	12,175,136	10,372,570
Diluted	12,175,136	11,409,259	12,175,136	11,409,259

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
		As Restated

Cash Flows From Operating Activities:
Net (loss) income	$(1,910,282)	$433,275
Loss from discontinued operations	662,406	202,259
(Loss) income from continuing operations	(1,247,876)	635,534

Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	295,923	160,094
Gain on marketable securities	(18,112)	-
Stock based compensation	17,884	17,885
Amortization of debt discount	-	75,324
Stock issued as compensation for consulting services	76,365	-

Changes in operating assets and liabilities:
Trade receivables	427,375	311,994
Inventories	(2,200,484)	180,043
Prepaid expenses	(99,188)	(103,160)
Other assets	(7,380)	(14,334)
Accounts payable and accrued expenses	(1,707,486)	151,812
Customer deposits and other liabilities	318,591	18,236
Net cash (used in) provided by operating activities of continuing operations	(4,144,388)	1,433,428

Cash Flows From Investing Activities:
Payments for property and equipment	(760,817)	(164,180)
Proceeds from sales of available-for-sale investments	-	7,500
Purchase of available-for-sale investments	(95,000)	-
Net cash used in investing activities of continuing operations	(855,817)	(156,680)

Cash Flows From Financing Activities:
Repayment of debt	(236,444)	(261,130)
Payments on capital lease obligations	(11,395)	-
Net cash used in financing activities of continuing operations	(247,839)	(261,130)

Cash Flows From Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	997,876	(1,404,158)

Net change in cash	(4,250,168)	(388,540)
Cash, beginning of period	5,976,928	732,449
Cash, end of period	$1,726,760	$343,909

Supplemental Disclosures:
Cash paid during the period for:
Interest	$101,999	$263,593
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DGSE Companies, Inc. and Subsidiaries (the “Company) include the financial statements of DGSE Companies, Inc. and its wholly-owned subsidiaries, DGSE Corporation, Charleston Gold and Diamond Exchange, Inc., Superior Gold and Diamond Exchange, Inc., Superior Precious Metals, Inc., American Gold and Diamond Exchange, Inc. and SBT, Inc. (“SBT).

The interim financial statements of DGSE Companies, Inc. included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (such fiscal year, “Fiscal 2011” and such annual Report on form 10-K, the “Fiscal 2011 10-K”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

(2) Restatement of previously issued financial statements

The Company previously issued its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on April 15, 2011. The Company was obligated to file its Fiscal 2011 10-K by March 30, 2012.   On March 30, 2012, the Company filed a Form 12b-25 with the Securities and Exchange Commission (the “SEC”) stating that that the Company was unable to file the Fiscal 2011 10-K by the prescribed filing date. On April 16, 2012  the Company filed a Current Report on Form 8-K disclosing that its Board of Directors had determined the existence of certain accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time.  The Company also announced that it had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to be the second calendar quarter of 2007, should not be relied upon.

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

For the six months ended June 30, 2011, the Company decreased inventory and increased cost of goods sold by $1,058,113.  Adjustments were also made to correct various other expenses including rent, salaries, property taxes, consulting fees, advertising expense, miscellaneous expense, depreciation, amortization and interest.  The result of these adjustments was an overall decrease in selling, general and administrative expense of $253,353, an increase in depreciation and amortization of $25,166, an increase in interest expense of $71,028, and a decrease in income tax expense of $463,517, compared to previous reported quarterly results. These changes resulted in a net decrease of $437,437 in net income, compared to previously reported amounts.

Additionally, for the six months ended June 30, 2011 unaudited consolidated financial statements included in this Form 10-Q, the Company has reclassified the operations of its Superior Galleries subsidiary as discontinued operations (see Note 12). This reclassification includes $4,431,853 of revenue and $202,259 of net loss, as well as the assets and liabilities of the Company’s Superior Galleries subsidiary.

For the three months ended June 30, 2011, the Company decreased inventory and increased cost of goods sold by $572,681.  Adjustments were also made to correct various other expenses including rent, salaries, property taxes, consulting fees, advertising expense, miscellaneous expense, depreciation, amortization and interest.  The result of these adjustments was an overall decrease in selling, general and administrative expense of $6,255, an increase in depreciation and amortization of $5,256, an increase in interest expense of $61,201, and a decrease in income tax expense of $302,751, compared to previous reported quarterly results. These changes resulted in a net decrease of $330,132 in net income, compared to previously reported amounts.

Additionally, for the three months ended June 30, 2011 unaudited consolidated financial statements included in this Form 10-Q, the Company has reclassified the operations of its Superior Galleries subsidiary as discontinued operations (see Note 12). This reclassification includes $2,644,072 of revenue and $77,326 of net loss, as well as the assets and liabilities of the Company’s Superior Galleries subsidiary.

(3) Critical Accounting Policies and Estimates

Income Taxes

The Company accounts for its position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the periods ended June 30, 2012 and 2011, respectively.

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

The Company utilizes fair value techniques to evaluate the need for potential impairment losses related to goodwill and intangible assets not subject to amortization pursuant to ASC 350, Intangible—Goodwill and Other and long-lived assets pursuant to ASC 360, Property, Plant and Equipment. The Company calculates estimated fair value using Level 3 inputs, including the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections. The weighted average cost of capital is estimated using information from comparable companies and management's judgment related to risks associated with the operations of each reporting unit. Marketable securities are classified as Level 1 investment.

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

(4) Inventories

A summary of inventories is as follows:

	June 30, 2012	December 31, 2011
Jewelry	$5,386,670	$4,357,724
Rare coins and collectibles	1,676,968	2,656,959
Bullion	3,425,219	1,521,550
Scrap	2,428,918	2,181,058
Total	$12,917,775	$10,717,291

The inventory amounts in the chart above exclude discontinued operations.

(5) Earnings per share.

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011 is as follows:

	2012			2011
	Three months ended June 30,			Three months ended June 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$(2,407,532)	12,175,136	$(0.20)	$237,969	10,372,570	$0.02

Effect of dilutive stock options	-	—	-	-	1,036,689	-

Diluted earnings per common share	$(2,407,532)	12,175,136	$(0.20)	$237,969	11,409,259	$0.02

	2012			2011
	Six months ended June 30,			Six months ended June 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$(1,910,282)	12,175,136	$(0.16)	$433,275	10,372,570	$0.04

Effect of dilutive stock options	—	—	—	—	1,036,689	—

Diluted earnings per common share	$(1,910,282)	12,175,136	$(0.16)	$433,275	11,409,259	$0.04

For the three months ended June 30, 2012 and 2011, options to purchase 5,000,000 and nil shares of the common stock of the Company, respectively, were not added to the denominator because inclusion of such shares would be antidilutive.

As of June 30, 2012 and 2011, options to purchase 5,547,500 and 1,493,134, shares of the common stock of the Company, respectively, were outstanding.

(6)  Long-Term Debt

	Outstanding Balance
	June 30,	December	Current
	2012	31, 2011	Interest Rate	Maturity

Texas Capital Bank note and line of credit (1)(2)	$3,566,545	$3,683,214	6.0%	June 22, 2012
Mortgage payable	2,012,178	2,064,887	6.7%	August 1, 2016
Settlement payment (3)	93,684	136,860	8.0%	February 15, 2013
Notes payable	13,936	13,936	Various	Various
Capital leases (4)	40,703	52,098	17.4%	December 2013

Sub-Total	5,727,046	5,950,995
Less: Capital leases	40,703	52,098
Less: Current maturities	412,140	451,674
Long-term debt	5,274,203	5,447,223
Less: Line of credit	2,999,887	2,999,887
Long term debt, less current maturities	$2,274,316	$2,447,336

(1)	Based on the revolving promissory notes payable to the bank, a note of $2,999,887 at June 30, 2012 and December 31, 2011 which bears an interest rate of 6% or prime plus 1% (6.0% at June 2012) and was due June 22, 2012. In addition, another note of $566,658 which bears an interest rate of 6% or prime plus 1% (6.0% at June 2012) due in equal monthly payments of $16,667 through June 22, 2012. These notes are secured by all accounts receivable, inventory, property and equipment and intangible assets. The notes contain certain covenants, restricting payment of dividends and requiring the Company to maintain certain financial ratios.

(2)	Subsequent to the period covered by this report, on July 19, 2012, DGSE entered into a Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)—upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds are expected to be used as working capital in the ordinary course of business.
(3)	On February 26, 2010, Superior Galleries, Inc. (“Superior”) entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK, LLC (“DBKK”) for $385,000 to be paid over three years bearing interest at 8%. The lawsuit resulted from a lease transaction entered into by certain officers of Superior Galleries.
(4)	On November 23, 2010, DGSE entered into a capital lease for $78,450 with Direct Capital Corporation for a radio-frequency identification (RFID) inventory management solution. The non-cancelable lease agreement required an advanced payment of $5,169 and monthly payments of $2,584 for 36 months at an interest rate of 11.5% beginning in January 2011. At the end of the lease in December 2013, the equipment can be purchased for $1.

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

Stock-based compensation expense for the six months ended June 30, 2012 and 2011 was $17,884 and $17,885, respectively, relating to employee and director stock options.

(8) Related party transactions.

The Company purchases and sells a substantial portion of precious metal and bullion to NTR Metals, a major stockholder of the Company (“NTR”).  During the six months ended June 30, 2012, the Company sold approximately $25.0 million, or 39%, of precious metals and bullion to NTR.  During the six months ended June 30, 2012, the Company purchased approximately $12.0 million, or 22%, in precious metal, bullion and other products from NTR to fulfill customer orders.  As of June 30, 2012, the Company was obligated to pay $711,075 to NTR as a trade payable. During the six months ended June 30, 2011, the Company sold approximately $21.0 million, or 36%, of precious metals and bullion to NTR.  During the six months ended June 30, 2011, the Company purchased approximately $10.7 million, or 19%, in precious metal and bullion from NTR to fulfill customer orders.  As of December 31, 2011, the Company was obligated to pay $677,000 to NTR as a trade payable.

On July 19, 2012, DGSE entered into a Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)—upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, N.A., and additional proceeds are expected to be used as working capital in the ordinary course of business.

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

The operating results of SBT have been included in the consolidated financial statements since the acquisition date of September 14, 2011. The amount of SBT’s revenue and earnings has been estimated in the proforma below through the six months ended 2011:

	Revenue	Earnings
Actual from SBT 1/01/2011 to 6/30/2011	$15,971,094	$1,716,898

The revenue and earnings of the combined entity had the acquisition date been January 1, 2011 are:

	Revenue	Earnings
Six months ended 2011 Combined entity proforma	$69,584,177	$2,150,173

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

Also, in connection with the Accounting Irregularities, and the subsequent halt in trading of the Company’s common stock on the Exchange, the Company has received notice of two lawsuits that have been filed by its shareholders.  The first is a lawsuit filed by Grant Barfuss, one of the Company’s shareholders, on September 7, 2012 in the United States District Court for the Northern District of Texas. Although Mr. Barfuss desires this suit to be a class action, the court has not certified a class for this suit. Mr. Barfuss filed this suit against DGSE, Dr. L.S. Smith, the Company’s former Chief Executive Officer, John Benson, the Company’s former Chief Financial Officer,and William H. Oyster, the Company’s former Chief Operating Officer and Chief Executive Officer.  Mr. Barfuss alleges violations of securities laws and seeks unspecified damages, and alleges that certain of the Company’s public filings in 2010 and 2011 were false and misleading.  The second is a lawsuit filed by Jason Farmer, one of the Company’s shareholders, on September 21, 2012 in the United States District Court for the Northern District of Texas. Mr. Farmer filed this as a derivative lawsuit on behalf of DGSE against William H. Oyster, the Company’s former Chief Operating Officer and Chief Executive Officer, James D. Clem, the Company’s Chief Operating Officer, William Cordeiro, a member of the Company’s Board, Craig Alan-Lee, a member of the Company’s Board, David Rector, a member of the Company’s Board, Dr. Smith and Mr. Benson, the Company’s former Chief Financial Officer. Messrs. Clem, Cordeiro, Alan-Lee and Rector are members of the Company’s Current Management, and their interests in this suit could be materially adverse to the Company.  Mr. Farmer alleges that certain of the Company’s proxy statements were false and misleading, that the defendants breached their fiduciary duties owed to DGSE and that there was an abuse of control by the defendants. The suit seeks unspecified compensatory and exemplary damages, along with certain corporate governance changes, for DGSE’s benefit.

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

(12) Discontinued Operations

In March 2012, the Company decided to discontinue the operations of its Superior Galleries subsidiary due to the lack of profitability and current management's belief that it was unlikely that profitability would be reached in the foreseeable future.  The Company officially discontinued operations on June 8, 2012 but continued to incur losses in the first and second quarter of 2012 for the discontinued operations.  The operating results of the for the three and six month periods ended June 30, 2012 and 2011 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenue:
Sales	$1,148,552	$2,644,072	$3,168,379	$4,431,853

Costs and expenses:
Cost of sales	1,034,479	2,297,122	2,860,918	3,816,836
S,G&A expenses	200,336	390,236	399,271	749,894
Depreciation and amortization	11,866	34,040	244,111	67,382
	1,246,681	2,721,398	3,504,300	4,634,112

Operating loss	(98,129)	(77,326)	(335,921)	(202,259)

Other (expense)/income, net	(100,158)	-	(321,123)	-
Interest expense	(2,367)	-	(5,362)	-
	(102,525)	-	(326,485)	-

Loss from discontinued operations before income taxes	(200,654)	(77,326)	(662,406)	(202,259)

Income tax expense	-	-	-	-

Loss from discontinued operations after income taxes	$(200,654)	$(77,326)	$(662,406)	$(202,259)

For the period ended June 30, 2012 0ther (expense)/income, net consists of a $163,030 write off of the deferred rent liability net of rent expense for the six months ended June 30, 2012 and a $158,093 expense related to a settlement paid in October 2012, which was accrued in the three months ended March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-Q including but not limited to the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of the SEC investigation described elsewhere in this Form 10-Q or pending litigation, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (The “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe”. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this form 10-Q as well as under the section entitled “Risk Factors” in the Fiscal 2011 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

Sales. Sales decreased by $2,057,923, or 7%, during the three months ended June 30, 2012 to $28,584,697, as compared to $30,642,620 during the same period in 2011. The decrease was primarily due to a decrease in sales of bullion, jewelry and rare coins. In addition, revenue from discontinued operations for Superior Galleries, Inc. (“Superior”) were excluded in the amount of $1,148,552 and $2,644,071 for the periods ended June 30, 2012 and 2011 respectively. These decreases were partially offset by the acquisition of SBT in September 2011 which added revenues of $6,642,789 during the three months ended June 30, 2012 over the same period in 2011.

Cost of Sales. For the three months ended June 30, 2012, cost of sales decreased by $2,949,156, or 11% to $24,572,269, as compared to $27,521,425 during the same period in 2011, driven by lower sales.  Cost of goods as a percentage of sales decreased from 89.8% in 2011 to 86.0% in 2012 primarily due to the higher margins on the newly-acquired SBT business.

Selling, General and Administrative Expense. For the three months ended June 30, 2012, Selling, General and Administrative (“SG&A”) expenses increased by $3,421,713, or 133%, to $5,989,724, as compared to $2,568,011 during the same period in 2011. $1,784,447 of this increase is due to the addition of the SBT stores. The opening of four new non-SBT stores added $692,183 in the current period, due to increased advertising costs, salaries, payroll taxes, building rent and other costs. In addition, the Company incurred $931,867 in professional fees associated with the restatement of our financial statements, and the related SEC investigation.

Depreciation and Amortization. For the three months ended June 30, 2012 the depreciation and amortization expense was $143,496 compared to $72,402 for the same period in 2011, an increase of 98%. The current period increase in depreciation and amortization over the same period in 2011 is related to the amortization of intangibles acquired as part of the acquisition of SBT in September 2011 (See note 9 under Item 1 for details on the acquisition).

Interest Expense. For the three months ended June 30, 2012, interest expense was $90,406, a decrease of $74,581 compared to $164,987 during the same period in 2011.  This decrease is primarily due to the early pay-off of two credit agreements in the fourth quarter of 2011, and conversion of a portion of the Company’s convertible debt instruments, which reduced quarterly interest payments.

Loss from Discontinued Operations. The results for the three months ended June 30, 2012 are a net loss of $200,654 related to operations of Superior. This loss included an operating loss of $98,129, and other expense of $100,158 consisting of the write off of the deferred rent liability, net of rent expense.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Sales. Sales increased by $7,786,277, or 15%, to $61,399,360 during the six months ended June 30, 2012 as compared to $53,613,083 during to the same period in 2011. This increase was primarily due to increased scrap sales, which were up 57% over 2011, driven primarily by the acquisition of SBT, and partially offset by the decrease in sales of jewelry, bullion and rare coins. Overall SBT added revenue of $14,422,596 for the six months ended June 30, 2012.

Cost of Sales. For the six months ended June 30, 2012, cost of sales increased by $2,714,581, or 6%, to $50,659,420, as compared to $47,944,839 during the same period in 2011.  Cost of goods as a percentage of sales decreased from 89.4% in 2011 to 86% in 2012 primarily due to the higher margins on the newly acquired SBT business.

Selling, General and Administrative Expense. For the six months ended June 30, 2012, SG&A expenses increased by $6,988,250, or 152%, to $11,599,018, as compared to $4,610,768 during the same period in 2011. $3,827,907 of this increase is due to the addition of the SBT stores. The opening of four new non-SBT stores added $1,336,591 in the current period, due to increased advertising costs, salaries, payroll taxes, building rent and other costs. In addition, the Company incurred $1,296,465 in professional fees associated with the restatement of our financial statements, and the related SEC investigation.

Depreciation and Amortization. For the six months ended June 30, 2012, depreciation and amortization expense was $295,923 compared to $160,094 during the same period in 2011, an increase of 85%. The current period increase in depreciation and amortization over the same period relates to the amortization of intangible assets acquired as part of the acquisition of SBT in September, 2011 (See note 9 under Item 1 for details on the acquisition).

Interest Expense. For the six months ended June 30, 2012, interest expense was $181,119, a decrease of $82,474 from $263,593 during the same period in 2011.  This decrease is primarily due to the early pay-off of two credit agreements in the fourth quarter of 2011, and conversion of a portion of the Company’s convertible debt instruments, which reduced quarterly interest payments.

Loss from Discontinued Operations. The results for the six month period ended June 30, 2012 are a net loss of $662,406 related to operations of Superior. This loss included an operating loss of $335,921, and other expense of $321,123, which consists of the write off of the deferred rent liability, and a $158,093 expense related to a litigation settlement paid in October 2012 which was accrued for as of March 31, 2012.

Liquidity and Capital Resources

During the six months ended June 30, 2012 and 2011, cash flows (used in) provided by operating activities totaled ($4,144,388) and $1,433,428, respectively. Cash flows used for the six months ended June 30, 2012 were primarily a result of the $1,910,282 net loss, a $2,200,484 increase in inventory and a decrease in accounts payables of $1,707,486 partially offset by a $318,591 increase in customer deposits and other liabilities and a $427,375 decrease in accounts receivable. During the same period in 2011, there was a decrease in trade receivables of $311,994, an increase in accounts payable and accrued expenses of $151,812, increase in prepaid expense of $103,160 and a decrease in inventory of $180,043.

During the six months ended June 30, 2012 and 2011, cash flows used in investing activities totaled $855,817 and $156,680, respectively. The use of cash during both periods was primarily driven by purchases of property and equipment related to new store openings. The 2012 period also includes $95,000 in purchases of available for sale investments.

During the six months ended June 30, 2012 and 2011, cash flows used in financing activities totaled $247,839 and $261,130 respectively. The use of cash during both periods was the result of repayment of notes payable and payments on capital lease obligations.

During the six months ended June 30, 2012 and 2011 cash flows provided by (used in) discontinued operations totaled $997,876 and ($1,404,158), respectively.

We expect capital expenditures to total approximately $1,000,000 during the next twelve months. These expenditures will be largely driven by new store openings. It is anticipated that these expenditures will be funded from working capital. As of June 30, 2012, there were no commitments outstanding for capital expenditures.

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

On November 2, 2011, we announced that Texas Capital Bank agreed to renew our then-current credit facility Under that certain loan Agreement, dated as of December 22, 2005, between Texas Capital Bank and us (the “TCB Facility”). The TCB facility was composed of a $3.5 million revolving note and a $1.0 million term loan.  The renewal was finalized on November 2, 2011.  The TCB facility matured in June 2012.

Subsequent to the period covered by this report, on June 21, 2012 the Company entered into an agreement with TCB to extend the maturity date of the credit facility to July 22, 2012. On July 19, 2012, DGSE entered into a Loan Agreement with NTR Metals, LLC, our majority shareholder (“NTR”) pursuant to which NTR agreed to provide to us a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)—upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after the we receive notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with the TCB Facility, and additional proceeds are expected to be used as working capital in the ordinary course of business.

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

Item 4. Controls and Procedures.

Based upon the evaluation required by Section 13a-13(b) of the Securities Exchange Act of 1934, as amended, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures, as of June 30, 2012, were not effective.

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

