Form 10-Q
period 2012-09-30
DGSE COMPANIES INC
filed 2012-11-13
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2012:

Class	Outstanding
Common stock, $0.01 par value per share	12,175,584

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,775,962	$5,976,928
Trade receivables	1,439,394	1,578,892
Inventories	11,692,290	10,717,291
Prepaid expenses	225,068	84,971
Current assets related to continuing operations	16,132,714	18,358,082

Assets related to discontinued operations	64,678	1,311,929

Total current assets	16,197,392	19,670,011

Property and equipment, net	4,856,470	4,420,704
Intangible assets, net	3,226,722	3,397,367
Other assets	208,049	160,491

Total assets	$24,488,633	$27,648,573

LIABILITIES
Current Liabilities:
Line of credit	$-	$2,999,887
Current maturities of long-term debt	180,920	451,674
Current maturities of capital leases	27,094	21,184
Accounts payable-trade	2,612,258	1,497,492
Accrued expenses	787,244	3,017,394
Customer deposits and other liabilities	2,455,493	1,836,748

Current liabilities related to continuing operations	6,063,009	9,824,379

Liabilities related to discontinued operations	12,222	54,454

Total current liabilities	6,075,231	9,878,833

Line of credit, related party	3,583,358	-
Long-term debt, less current maturities	1,874,000	2,447,336
Capital leases, less current maturities	7,534	30,914
Total liabilities	11,540,123	12,357,083

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock	121,755	121,639
Additional paid-in capital	34,045,654	33,942,579
Accumulated deficit	(21,218,899)	(18,772,728)
Total stockholders' equity	12,948,510	15,291,490

Total liabilities and stockholders' equity	$24,488,633	$27,648,573

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
		As Restated		As Restated
Revenue:
Sales	$28,975,063	$44,014,649	$90,374,423	$97,627,732

Costs and expenses:
Cost of goods sold	22,787,722	39,795,575	73,447,142	87,740,414
Selling, general and administrative expenses	6,431,750	3,101,560	18,030,768	7,712,328
Depreciation and amortization	152,337	5,899	448,260	165,993
	29,371,809	42,903,034	91,926,170	95,618,735

Operating (loss) income	(396,746)	1,111,615	(1,551,747)	2,008,997

Other expense (income) :
Loss on settlement of debt with related party	-	1,720,000	-	1,720,000
Other income, net	(41,202)	-	(127,596)	(1,745)
Interest expense	72,677	174,296	253,796	437,889
	31,475	1,894,296	126,200	2,156,144
Loss from continuing operations before income taxes	(428,221)	(782,681)	(1,677,947)	(147,147)

Income tax expense	-	-	-	-

Loss from continuing operations	(428,221)	(782,681)	(1,677,947)	(147,147)

Discontinued operations:
Loss from discontinued operations, net of taxes of $0	(107,669)	(101,366)	(768,225)	(303,625)

Net loss	$(535,890)	$(884,047)	$(2,446,172)	$(450,772)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.04)	$(0.07)	$(0.14)	$(0.01)
Loss from discontinued operations	-	(0.01)	(0.06)	(0.03)
Net loss per share	$(0.04)	$(0.08)	$(0.20)	$(0.04)

Weighted-average number of common shares
Basic	12,175,287	10,441,418	12,175,287	10,441,418
Diluted	12,175,287	10,441,418	12,175,287	10,441,418

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
		As Restated

Cash Flows From Operating Activities:
Net loss	$(2,446,172)	$(450,772)
Loss from discontinued operations	768,225	303,625
Loss from continuing operations	(1,677,947)	(147,147)

Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	448,260	165,993
Loss on settlement of debt with related party	-	1,720,000
Gain on marketable securities	(59,313)	-
Stock based compensation	26,826	17,884
Amortization of debt discount	-	130,249
Stock issued as compensation for consulting services	76,365	207,648

Changes in operating assets and liabilities:
Trade receivables	139,498	351,414
Inventories	(974,998)	2,425,929
Prepaid expenses	(140,097)	(160,336)
Other assets	(13,973)	(76,180)
Accounts payable and accrued expenses	(1,115,383)	1,650,169
Customer deposits and other liabilities	618,745	430,362
Net cash (used in) provided by operating activities of continuing operations	(2,672,017)	6,715,986

Cash Flows From Investing Activities:
Payments for property and equipment	(882,760)	(239,265)
Proceeds from sales of available-for-sale investments	154,313	7,500
Purchase of available-for-sale investments	(95,000)	-
Cash acquired in SBT acquisition	-	456,015
Net cash (used in) provided by investing activities of continuing operations	(823,447)	224,250

Cash Flows From Financing Activities:
Repayment of debt	(277,432)	(344,407)
Repayment of line of credit	(3,566,545)	-
Proceeds from line of credit with related party	3,583,358	-
Payments on capital lease obligations	(17,471)	-
Debt issue costs	(56,150)	-
Net cash used in financing activities of continuing operations	(334,240)	(344,407)

Cash Flows From Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	628,738	(1,636,917)

Net change in cash	(3,200,966)	4,958,911
Cash, beginning of period	5,976,928	732,449
Cash, end of period	$2,775,962	$5,691,360

Supplemental Disclosures:
Cash paid during the period for:
Interest	$141,052	$313,062
Income taxes	-	-

Non cash activities:
Stock issued to NTR for debt forgiveness	$-	$3,720,000
Stock issued for SBT acquisition	$-	$5,436,857
Stock issued upon conversion of convertible debt	$-	$133,875

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DGSE Companies, Inc. and Subsidiaries (the “Company” or “DGSE”) include the financial statements of DGSE Companies, Inc. and its wholly-owned subsidiaries, DGSE Corporation, Inc., Charleston Gold and Diamond Exchange, Inc., Superior Galleries, Inc. (“Superior Galleries”) and SBT, Inc. (“SBT”).

The interim financial statements of DGSE Companies, Inc. included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (such fiscal year, “Fiscal 2011” and such annual Report on Form 10-K, the “Fiscal 2011 10-K”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

(2)	Restatement of previously issued financial statements

The Company previously issued its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“Fiscal 2010”) on April 15, 2011. The Company was obligated to file its Fiscal 2011 10-K by March 30, 2012. On March 30, 2012, the Company filed a Form 12b-25 with the SEC stating that that the Company was unable to file the Fiscal 2011 10-K by the prescribed filing date. On April 16, 2012, the Company filed a Current Report on Form 8-K disclosing that its Board of Directors had determined the existence of certain accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time. The Company also announced that it had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to be the second calendar quarter of 2007, should not be relied upon.

As part of the forensic accounting review and the restatement process resulting from the Accounting Irregularities, the Company restated its Fiscal 2010 consolidated financial statements, and made adjustments to its previously unaudited Fiscal 2011 consolidated financial statements, which are presented in the Fiscal 2011 10-K filed with SEC on October 31, 2012. Also as a result of the restatement, numerous changes were made to the Company’s previously filed unaudited quarterly financial statements for Fiscal 2011 as follows:

For the nine months ended September 30, 2011, the Company decreased inventory and increased cost of goods sold by $1,980,711, primarily related to the reconciliation of book to physical inventory. Adjustments were also made to correct various other expenses including rent, salaries, property taxes, consulting fees, advertising expense, miscellaneous expense, depreciation, amortization and interest. The result of these adjustments was an overall decrease in selling, general and administrative expense of $235,507, a decrease in depreciation and amortization of $22,405, an increase in interest expense of $111,828, an increase in other expense of $20,000, and a decrease in income tax expense of $393,933, compared to previous reported quarterly results. These changes resulted in a net decrease of $1,460,694 in net income, compared to previously reported amounts.

Additionally, for the nine months ended September 30, 2011 unaudited consolidated financial statements included in this Form 10-Q, the Company has reclassified the operations of Superior Galleries as discontinued operations (see Note 11). This reclassification includes $7,945,410 of revenue and $303,625 of net loss, as well as the assets and liabilities of the Company’s Superior Galleries subsidiary.

For the three months ended September 30, 2011, the Company decreased inventory and increased cost of goods sold by $922,598.  As noted above, adjustments were also made to various expenses, resulting in overall increase in selling, general and administrative expense of $17,846, a decrease in depreciation and amortization of $47,571, an increase in interest expense of $40,800, an increase in other expense of $20,000, and a decrease in income tax benefit of $69,584, compared to previous reported quarterly results. These changes resulted in a net decrease of $1,023,257 in net income, compared to previously reported amounts.

Additionally, for the three months ended September 30, 2011 unaudited consolidated financial statements included in this Form 10-Q, the Company has reclassified the operations of its Superior Galleries subsidiary as discontinued operations (see Note 11). This reclassification includes $3,513,558 of revenue and $101,366 of net loss, as well as the assets and liabilities of the Company’s Superior Galleries subsidiary.

(3)	Critical Accounting Policies and Estimates

Income Taxes

The Company accounts for its position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the periods ended September 30, 2012 and 2011, respectively.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to holders of the Company’s common stock by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants outstanding determined using the treasury stock method.

(4)	Inventories

A summary of inventories is as follows:

	September 30, 2012	December 31, 2011
Jewelry	$6,060,910	$4,357,724
Rare coins and collectibles	1,448,448	2,656,959
Bullion	2,015,765	1,521,550
Scrap	2,167,167	2,181,058
Total	$11,692,290	$10,717,291

The inventory amounts in the chart above exclude discontinued operations.

(5)	Earnings per share.

A reconciliation of the earnings and shares of the basic earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011 is as follows:

	2012			2011
	Three months ended September 30,			Three months ended September 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share

Basic earnings per common share	$(535,890)	12,175,287	$(0.04)	$(884,047)	10,441,418	$(0.08)
Effect of dilutive stock options	-	-	-	-	-	-

Diluted earnings per common share	$(535,890)	12,175,287	$(0.04)	$(884,047)	10,441,418	$(0.08)

	2012			2011
	Nine months ended September 30,			Nine months ended September 30,
	Net Earnings	Shares	Per share	Net Earnings	Shares	Per share
Basic earnings per common share	$(2,446,172)	12,175,287	$(0.20)	$(450,772)	10,441,418	$(0.04)
Effect of dilutive stock options	-	-	-	-	-	-

Diluted earnings per common share	$(2,446,172)	12,175,287	$(0.20)	$(450,772)	10,441,418	$(0.04)

For the three months and the nine months ended September 30, 2012 and 2011, all of the outstanding Company options to purchase 5,392,500 and 1,493,134 shares of the common stock of the Company, respectively, were not added to the denominator because inclusion of such shares would be antidilutive.

(6)	Long-Term Debt

	Outstanding Balance
	September 30,	December 31,	Current
	2012	2011	Interest Rate	Maturity

NTR line of credit (1)	$3,583,358	$-	2.0%	August 1, 2014
Texas Capital Bank note and line of credit (2)	-	3,683,214	6.0%	June 22, 2012
Mortgage payable	1,985,156	2,064,887	6.7%	August 1, 2016
Settlement payment (3)	59,135	136,860	8.0%	February 15, 2013
Notes payable	10,629	13,936	Various	Various
Capital leases (4)	34,628	52,098	17.4%	December 2013
Sub-Total	5,672,906	5,950,995
Less: Capital leases	34,628	52,098
Less: Current maturities	180,920	451,674
Long-term debt	5,457,358	5,447,223
Less: Line of credit (1) (2)	3,583,358	2,999,887
Long term debt, less current maturities	$1,874,000	$2,447,336

(1)	On July 19, 2012, DGSE entered into a Loan Agreement with NTR Metals, LLC, DGSE’s majority stockholder (“NTR”), pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement will terminate–and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds are expected to be used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and will be amortized to interest expense on a straight-line basis over two years.

(2)	Based on the revolving promissory notes payable to the bank, a note of $0 and $2,999,887 at September 30, 2012 and December 31, 2011, respectively, which bears an interest rate of 6% or prime plus 1% (6.0% at September 2012), was due June 22, 2012. In addition, the Company held another note of $566,658 which bears an interest rate of 6% or prime plus 1% (6.0% at September 2012) and was due in equal monthly payments of $16,667 through June 22, 2012. These notes were secured by all accounts receivable, inventory, property and equipment and intangible assets. The notes contained certain covenants, restricting payment of dividends and requiring the Company to maintain certain financial ratios. The outstanding balance associated with the notes payable and line of credit was repaid on July 19, 2012 in connection with the Loan Agreement with NTR.
(3)	On February 26, 2010, Superior Galleries entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK, LLC for $385,000 to be paid over three years bearing interest at 8%. The lawsuit resulted from a lease transaction entered into by certain officers of Superior Galleries.
(4)	On November 23, 2010, DGSE entered into a capital lease for $78,450 with Direct Capital Corporation for a radio-frequency identification (“RFID”) inventory management solution. The non-cancelable lease agreement required an advanced payment of $5,169 and monthly payments of $2,584 for 36 months at an interest rate of 11.5% beginning in January 2011. At the end of the lease in December 2013, the equipment can be purchased for $1.

(7)	Stock-based Compensation.

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

Stock-based compensation expense for the nine months ended September 30, 2012 and 2011 was $26,826 and $17,884, respectively, relating to employee and director stock options, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(8)	Related party transactions.

The Company purchases and sells a substantial portion of precious metal and bullion to NTR. During the nine months ended September 30, 2012, the Company sold approximately $38.5 million, or 39%, of precious metals and bullion to NTR. During the three months ended September 30, 2012, the Company sold approximately $13.5 million, or 39.7%, of precious metals and bullion to NTR. During the nine months ended September 30, 2012, the Company purchased approximately $14.8 million, or 18.5%, in precious metal, bullion and other products from NTR to fulfill customer orders. During the three months ended September 30, 2012, the Company purchased approximately $2.9 million, or 11.8%, in precious metal, bullion and other products from NTR to fulfill customer orders. As of September 30, 2012, the Company was obligated to pay $966,121 to NTR as a trade payable. During the nine months ended September 30, 2011, the Company sold approximately $41.5 million, or 38%, of precious metals and bullion to NTR. During the three months ended September 30, 2011, the Company purchased approximately $10.9 million, or 25.4%, in precious metal, bullion and other products from NTR to fulfill customer orders. During the nine months ended September 30, 2011, the Company purchased approximately $21.6 million, or 22%, in precious metal and bullion from NTR to fulfill customer orders. During the three months ended September 30, 2011, the Company sold approximately $20.4 million, or 39.8%, of precious metals and bullion to NTR. As of December 31, 2011, the Company was obligated to pay $677,000 to NTR as a trade payable.

On July 19, 2012, DGSE entered into a Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement will terminate–and all Obligations outstanding thereunder will be due and payable–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, N.A., and additional proceeds are expected to be used as working capital in the ordinary course of business. As of September 30, 2012 we had an outstanding balance of $3,583,358 drawn on the NTR credit facility.

On September 14, 2011, we announced that we had completed our acquisition of 100% of SBT, of which NTR was the majority owner. Under the terms of the acquisition, we acquired SBT for 600,000 shares of our restricted common stock.

On September 14, 2011, NTR forgave $2,000,000 of payables owed by us, and received 400,000 of our restricted shares of common stock. This transaction resulted in a non-cash expense of $1,720,000 recorded as a loss on debt settlement.

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

The operating results of SBT have been included in the consolidated financial statements since the acquisition date of September 14, 2011. The amount of SBT’s revenue and earnings has been estimated in the proforma below through the nine months ended 2011:

	Revenue	Earnings
Actual from SBT 1/01/2011 to 9/13/2011	$26,325,681	$2,794,604

The revenue and earnings of the combined entity had the acquisition date been January 1, 2011 are:

	Revenue	Earnings
Nine months ended 2011 Combined entity proforma	$123,953,413	$2,343,832

(10) Legal proceedings.

On April 16, 2012, the Company filed a Current Report on Form 8-K disclosing that its Board of Directors had determined the existence of the Accounting Irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto, which could affect financial information reported since that time. On April 16, 2012, the Company also announced that it had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to begin in the second calendar quarter of 2007, should not be relied upon. The Company brought the Accounting Irregularities to the attention of the SEC in a letter dated April 16, 2012. On June 18, 2012, the Company received written notice that the SEC had initiated a private investigation into the Accounting Irregularities, to determine whether any persons or entities had engaged in any possible violations of the federal securities laws. The Company has cooperated fully, and continues to cooperate fully, with the SEC staff in the investigation. This investigation is still pending as of the date of the filing of this Form 10-Q, and there can be no certainty as to the outcome of this investigation, or to the findings of the SEC.

Also, in connection with the Accounting Irregularities, and the subsequent halt in trading of our common stock on the NYSE MKT, the Company has received notice of two lawsuits that have been filed. The first, Civil Action No. 3:12-cv-3664 filed in the United States District Court for the Northern District of Texas, on September 7, 2012, entitled Grant Barfuss, on behalf of himself and all others similarly situated vs. DGSE Companies, Inc.; L.S. Smith, John Benson and William Oyster. This is a complaint alleging violations of the securities laws and seeks unspecified damages. Plaintiffs allege that certain public filings in 2010 and 2011 were false and misleading. The second suit, Case No. 3:12-cv-03850 in the United States District Court for the Northern District of Texas, was filed on September 21, 2012, by Jason Farmer, Derivatively on Behalf of Nominal Defendant DGSE Companies, Inc., Plaintiff, v. William H. Oyster, James D. Clem, William Cordeiro, Craig Alan-Lee, David Rector, L.S. Smith, and John Benson, Defendants, and DGSE Companies, Inc., Nominal Defendant. This suit has been filed against DGSE, as a nominal defendant, and against certain and former officers and directors. The plaintiff asserts that certain proxy statements were false and misleading, that the defendants breached fiduciary duties owed to DGSE, for abuse of control, and seeks unspecified compensatory and exemplary damages, along with certain corporate governance changes, for the benefit of DGSE. The Company has not responded to either suit yet, but intends to defend itself vigorously.

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

The Company is currently discussing, both internally among the members of its Board of Directors and with its outside counsel, whether it will take legal action against those officers and providers of professional services who were involved in the Accounting Irregularities.

(11) Discontinued Operations

In March 2012, the Company decided to discontinue the operations of its Superior Galleries subsidiary due to the lack of profitability and current management's belief that it was unlikely that profitability would be reached in the foreseeable future. The Company officially discontinued operations on June 8, 2012 but continued to incur losses in the first and second quarter of 2012 for the discontinued operations. The operating results of the for the three and nine month periods ended September 30, 2012 and 2011 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue:
Sales	$59	$3,513,557	$3,168,438	$7,945,410

Costs and expenses:
Cost of sales	559	3,095,122	2,861,477	6,911,958
S,G&A expenses	29,780	486,528	429,051	1,236,422
Depreciation and amortization	(23,727)	33,273	220,384	100,655
	6,612	3,614,923	3,510,912	8,249,035

Operating loss	(6,553)	(101,366)	(342,474)	(303,625)

Other (expense)/income, net	(101,116)	-	(420,389)	-
Interest expense	-	-	(5,362)	-
	(101,116)	-	(425,751)	-

Loss from discontinued operations before income taxes	(107,669)	(101,366)	(768,225)	(303,625)

Income tax expense	-	-	-	-

Loss from discontinued operations after income taxes	$(107,669)	$(101,366)	$(768,225)	$(303,625)

For the period ended September 30, 2012 other (expense)/income, net primarily consists of a $263,035 write off of the deferred rent liability net of rent expense for the nine months ended September 30, 2012 and a $158,093 expense related to a settlement paid in October 2012, which was accrued in the three months ended March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context indicates otherwise, references to “we,” “us,” “our,” the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of the SEC investigation described elsewhere in this Form 10-Q or pending litigation, and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Fiscal 2011 10-K”). These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

Sales. Sales decreased by $15,039,586, or 34%, during the three months ended September 30, 2012 to $28,975,063, as compared to $44,014,649 during the same period in 2011. The decrease was primarily driven by a decrease in sales of bullion, with moderate decreases also across other segments. In addition, revenue from discontinued operations for Superior Galleries, Inc. (“Superior Galleries”) were excluded in the amount of $59 and $3,513,557 for the periods ended September 30, 2012 and 2011, respectively. These decreases were partially offset by the acquisition of SBT, Inc. (“SBT”) in September 2011, which added revenues of $7,824,759 during the three months ended September 30, 2012, an increase of $4,537,538 over the same period in 2011.

Cost of Sales. For the three months ended September 30, 2012, cost of sales decreased by $17,007,853, or 43% to $22,787,722, as compared to $39,795,575 during the same period in 2011, driven by lower sales. Cost of sales as a percentage of revenue decreased from 90.4% in 2011 to 78.6% in 2012 primarily due to the higher margins on the newly-acquired SBT business, as well as reduced sales of bullion which carry significantly lower margins than other categories.

Selling, General and Administrative Expense. For the three months ended September 30, 2012, Selling, General and Administrative (“SG&A”) expenses increased by $3,330,190, or 107% to $6,431,750, as compared to $3,101,560 during the same period in 2011. $1,549,948 of this increase is due to the addition of the SBT stores. The opening of four new non-SBT stores added $870,014 in the current period, due to increased advertising costs, salaries, payroll taxes, building rent and other costs. In addition, the Company incurred $1,443,799 in professional fees associated with the restatement of our financial statements, and the related SEC investigation.

Depreciation and Amortization. For the three months ended September 30, 2012, the depreciation and amortization expense was $152,337 compared to $5,899 for the same period in 2011, an increase of $146,438. The current period increase in depreciation and amortization over the same period in 2011 is related to the amortization of intangibles acquired as part of the acquisition of SBT in September 2011 (See note 9 under Item 1 for details on the acquisition).

Loss on settlement of debt with related party. For the three months ended September 30, 2012, loss on settlement of debt with related party decreased by $1,720,000 to $0 compared to $1,720,000 during the same period in 2011. The decrease is primarily related to the loss incurred with the settlement of debt with a related party in the previous year in which we issued 400,000 shares of our common stock to NTR Metals, LLC, our majority stockholder (“NTR”), in exchange for $2,000,000 in debt forgiveness, and incurred a $1,720,000 non-cash loss.

Other income, net. For the three months ended September 30, 2012, other income, net was $41,200 compared to $0 during the same period in 2011. Other income in the current period is driven by gains on available for sale securities.

Interest Expense. For the three months ended September 30, 2012, interest expense was $72,677, a decrease of $101,619 compared to $174,296 during the same period in 2011. This decrease is primarily due to the early pay-off of two credit agreements in the fourth quarter of 2011 and conversion of a portion of the Company’s convertible debt instruments, which reduced quarterly interest payments.

Loss from Discontinued Operations. The results for the three months ended September 30, 2012 are a net loss of $107,669 related to operations of Superior Galleries. This loss included an operating loss of $6,552, and other expense of $101,116 consisting of the write off of the deferred rent liability, net of rent expense.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Sales. Sales decreased by $7,253,309, or 7.4%, to $90,374,423 during the nine months ended September 30, 2012, as compared to $97,627,732 during the same period in 2011. This decrease was primarily due to the decrease in sales of scrap, bullion and rare coins, offset by the revenues from the acquisition of SBT. Overall, SBT added revenue of $22,247,355 for the nine months ended September 30, 2012 compared to $3,287,222 in the same period of the prior year.

Cost of Sales. For the nine months ended September 30, 2012, cost of sales decreased by $14,293,272, or 16.3%, to $73,447,142, as compared to $87,740,414 during the same period in 2011. Cost of sales as a percentage of revenue decreased from 89.9% in 2011 to 81.2% in 2012 primarily due to the higher margins on the newly acquired SBT business, as well as reduced sales of bullion, which carry significantly lower margins than other categories.

Selling, General and Administrative Expense. For the nine months ended September 30, 2012, SG&A expenses increased by $10,318,440, or 134%, to $18,030,768, as compared to $7,712,328 during the same period in 2011. $5,355,274 of this increase is due to the addition of the SBT stores. The opening of four new non-SBT stores added $2,206,614 in the current period, due to increased advertising costs, salaries, payroll taxes, building rent and other costs. In addition, the Company incurred $2,740,263 in professional fees associated with the restatement of our financial statements, and the related SEC investigation.

Depreciation and Amortization. For the nine months ended September 30, 2012, depreciation and amortization expense was $448,260 compared to $165,993 during the same period in 2011, an increase of $282,267. The current period increase in depreciation and amortization over the same period relates to the amortization of intangible assets acquired as part of the acquisition of SBT in September 2011 (See note 9 under Item 1 for details on the acquisition).

Loss on settlement of debt with related party. For the nine months ended September 30, 2012, loss on settlement of debt with related party decreased by $1,720,000 to $0 compared to $1,720,000 during the same period in 2011. The decrease is primarily related to the loss incurred with the settlement of debt with a related party in the previous year in which we issued 400,000 shares of our common stock to NTR in exchange for $2,000,000 in debt forgiveness, and incurred a $1,720,000 non-cash loss.

Other income, net. For the nine months ended September 30, 2012, other income, net increased to $127,596 compared to $1,745 during the same period in 2011, an increase of $125,851. Other income in the current period is driven by gains on available for sale securities.

Interest Expense. For the nine months ended September 30, 2012, interest expense was $253,796, a decrease of $184,093 from $437,889 during the same period in 2011. This decrease is primarily due to the early pay-off of two credit agreements in the fourth quarter of 2011, and conversion of a portion of the Company’s convertible debt instruments, which reduced quarterly interest payments.

Loss from Discontinued Operations. The results for the nine month period ended September 30, 2012 are a net loss of $768,225 related to operations of Superior Galleries. This loss included an operating loss of $342,474, and other expense of $420,389, which consists of the write off of the deferred rent liability, and a $158,094 expense related to a litigation settlement paid in October 2012, which was accrued for as of March 31, 2012.

Liquidity and Capital Resources

During the nine months ended September 30, 2012 and 2011, cash flows (used in) provided by operating activities totaled ($2,672,017) and $6,715,986, respectively. Cash flows used for the nine months ended September 30, 2012 were primarily a result of the $2,446,172 net loss, a $974,998 increase in inventory and a decrease in accounts payables of $1,115,383. This decrease in accounts payable was due to payment of $1,608,028 related to the November 2011 settlement with FASNAP Corporation. Cash flow used in operating activities was partially offset by a $618,745 increase in customer deposits and other liabilities and a $139,498 decrease in accounts receivable. During the same period in 2011, there was a decrease in trade receivables of $351,414, an increase in accounts payable and accrued expenses of $1,650,169, increase in prepaid expense of $160,336 and a decrease in inventory of $2,425,929.

During the nine months ended September 30, 2012 and 2011, cash flows (used in) provided by investing activities totaled ($823,447) and $224,250, respectively. The use of cash during both periods was primarily driven by purchases of property and equipment related to new store openings. In the prior year period, cash used in investing activities was offset by $456,015 in cash acquired in the acquisition of SBT. The 2012 period also includes $95,000 in purchases of available for sale investments and $154,313 in proceeds from the settlement of the available for sale investments.

During the nine months ended September 30, 2012 and 2011, cash flows used in financing activities totaled $334,240 and $344,407, respectively. The use of cash during both periods was the result of repayment of notes payable, including repayment of the TCB line of credit in July of 2012. Cash from financing activities also includes proceeds of $3,583,358 from a new line of credit with NTR in July 2012, and payments on capital lease obligations.

During the nine months ended September 30, 2012 and 2011, cash flows provided by (used in) discontinued operations totaled $628,738 and ($1,636,917), respectively.

We expect capital expenditures to total approximately $1,000,000 during the next twelve months. These expenditures will be largely driven by new store openings. It is anticipated that these expenditures will be funded from working capital. As of September 30, 2012, there were no commitments outstanding for capital expenditures.

In the event of significant growth in retail and or wholesale jewelry sales, our demand for additional working capital will increase due to a related need to stock additional jewelry inventory and increases in wholesale accounts receivable. Historically, vendors have offered us extended payment terms to finance the need for jewelry inventory growth and our management believes that we will continue to do so in the future. Any significant increase in wholesale accounts receivable will be financed under a new bank credit facility or from short-term loans from individuals.

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

On June 21, 2012, we entered into an agreement with TCB to extend the maturity date of the credit facility to July 22, 2012. On July 19, 2012, we entered into a Loan Agreement with NTR pursuant to which NTR agreed to provide to us a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement will terminate–and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with the TCB Facility, and additional proceeds are expected to be used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and will be amortized to interest expense on a straight-line basis over two years. As of September 30, 2012 we had an outstanding balance of $3,583,358 drawn on the NTR credit facility.

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

Item 4. Controls and Procedures.

Based upon the evaluation required by Section 13a-13(b) of the Securities Exchange Act of 1934, as amended, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures, as of September 30, 2012, were not effective.

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting of the Company. Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. On the basis of that assessment, management determined that the internal controls over financial reporting were not effective as of that date, because the Company did not maintain effective controls over certain account reconciliations, which constituted a material weakness in these internal controls. Specifically, account reconciliations associated with inventory, depository accounts, accounts payable, accounts receivable, prepaid expenses and intercompany accounts lacked appropriate supporting documentation and were not reviewed in a satisfactory manner. This material weakness contributed to the restatement of the current year’s quarterly data contained in Note 1 in our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on October 31, 2012.

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

Also, in connection with the Accounting Irregularities, and the subsequent halt in trading of our common stock on the Exchange, we have received notice of two lawsuits that have been filed. The first, Civil Action No. 3:12-cv-3664 filed in the United States District Court for the Northern District of Texas, on September 7, 2012, entitled Grant Barfuss, on behalf of himself and all others similarly situated vs. DGSE Companies, Inc.; L.S. Smith, John Benson and William Oyster. This is a complaint alleging violations of the securities laws and seeks unspecified damages. Plaintiffs allege that certain public filings in 2010 and 2011 were false and misleading. The second suit, Case No. 3:12-cv-03850 in the United States District Court for the Northern District of Texas, was filed on September 21, 2012, by Jason Farmer, Derivatively on Behalf of Nominal Defendant DGSE Companies, Inc., Plaintiff, v. William H. Oyster, James D. Clem, William Cordeiro, Craig Alan-Lee, David Rector, L.S. Smith, and John Benson, Defendants, and DGSE Companies, Inc., Nominal Defendant. This suit has been filed against DGSE, as a nominal defendant, and against certain and former officers and directors. The plaintiff asserts that certain proxy statements were false and misleading, that the defendants breached fiduciary duties owed to DGSE, for abuse of control, and seeks unspecified compensatory and exemplary damages, along with certain corporate governance changes, for the benefit of DGSE. We have not responded to either suit yet, but we intend to defend ourselves vigorously.

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

Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE Companies, Inc. (Registrant)
Date: November 13, 2012	By:	/s/ JAMES J. VIERLING
James J. Vierling
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2012		/s/ C. BRETT BURFORD
C. Brett Burford
Chief Financial Officer (Principal Financial Officer)

