Form 10-K/A
period 2011-12-31
DGSE COMPANIES INC
filed 2012-12-19
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment 1

(Mark One)

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

☐ Yes            ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐ Yes            ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes             ☐ No

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

☒

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

☐ Yes             ☒ No

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE TO AMMENDMENT NO. 1

This Amendment No. 1 (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year-ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on October 31, 2012 (the “Original 10-K”), of DGSE Companies, Inc. (the “Company”) is being filed with the SEC to provide additional information to Items 7 and 8 (in relation to Item 8, additions have only been made to Footnotes 1 and 17 of the Financial Statements).  No changes have been made to the Original 10-K other than these changes to Items 7 and 8, and the Cover Page.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original 10-K, nor does it modify or update in any way the disclosures contained in the Original 10-K, which speak as of the date of its original filing.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and our other SEC filings subsequent to the filing of the Original 10-K.

Unless the context requires otherwise, references to “we,” “us,” “our,” and the “Company” refer specifically to DGSE Companies, Inc.

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

 The total of all adjustments related to Fiscal 2009 and prior years, results in a $24,169,295 reduction of retained earnings, as of December 31, 2009.

December 31, 2010 – Restatement

	Year Ended December 31, 2010
	As	Inventory	Inventory	SIBL	AP	DBKK		As
Consolidated Statements of Operations	Reported	Impairment	Adjustment	Settlement	Accrual	Settlement	Other	Restated
Revenue:
Sales	$82,567,921	$-	$-	$-	$-	$-	$-	$82,567,921

Costs and expenses:
Cost of goods sold	70,769,750	-	(607,005)	-	-	-	2	70,162,747
Inventory Impairment	3,771,702	(3,771,702)	-	-	-	-	-	-
Selling, general and administrative expenses	11,096,407	-	-	-	686,452	-	(79,206)	11,703,653
Depreciation and amortization	494,911	-	-	-	-	-	(80,769)	414,142
Operating income (loss)	(3,564,849)	3,771,702	607,005	-	(686,452)	-	159,973	287,379
Other expense (income) :
Gain on settlement of debt and other liabilities	(9,198,570)	-	-	(1,350,000)	-	-	(296,479)	(10,845,049)
Loss on Legal Settlement	385,000	-	-	-	-	(385,000)	-	-
Other expense (income), net	(18,301)	-	-	-	-	-	858	(17,443)
Interest expense	383,994	-	-	-	-	-	-	383,994
Income before income taxes	4,883,028	3,771,702	607,005	1,350,000	(686,452)	385,000	455,594	10,765,877
Income tax expense	(780,346)	-	-	-	-	-	805,021	24,675
Net income	$5,663,374	$3,771,702	$607,005	$1,350,000	$(686,452)	$385,000	$(349,427)	$10,741,202

Earnings per common share:
Basic	0.57							1.04
Diluted	0.55							0.96
Weighted-average number of common shares
Basic	9,894,243							10,335,794
Diluted	10,355,531							11,216,158

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

Consolidated Statements of Operations	Year Ended December 31, 2010
	As		As
	Reported	Adjustments	Restated
Revenue:
Sales	$82,567,921	$-	$82,567,921

Costs and expenses:
Cost of goods sold	70,769,750	(607,003)	70,162,747
Inventory Impairment	3,771,702	(3,771,702)	-
Selling, general and administrative expenses	11,096,407	607,246	11,703,653
Depreciation and amortization	494,911	(80,769)	414,142
Operating income	(3,564,849)	3,852,228	287,379
Other expense (income) :
Gain on settlement of debt and other liabilities	(9,198,570)	(1,646,479)	(10,845,049)
Loss on Legal Settlement	385,000	(385,000)	-
Other expense (income), net	(18,301)	858	(17,443)
Interest expense	383,994	-	383,994
Income before income taxes	4,883,028	5,882,849	10,765,877
Income tax expense	(780,346)	805,021	24,675
Net income	$5,663,374	$5,077,828	$10,741,202

Earnings per common share:
Basic	$(0.57)		$(1.04)
Diluted	$(0.55)		$(0.96)
Weighted-average number of common shares
Basic	9,894,243		10,335,794
Diluted	10,355,531		11,216,158

Consolidated Balance Sheets	Year Ended December 31, 2010
	As		As
	Reported	Adjustments	Restated

ASSETS
Current Assets:
Cash and cash equivalents	$871,468	$(139,019)	$732,449
Trade receivables	793,869	(78,487)	715,382
Inventories	17,046,716	(9,069,488)	7,977,228
Prepaid federal income tax	319,772	(319,772)	-
Prepaid expenses	416,376	(387,903)	28,473
Total current assets	19,448,201	(9,994,669)	9,453,532

Marketable securities-available for sale	7,500	-	7,500
Property and equipment, net	4,466,517	(123,961)	4,342,556
Deferred income taxes	2,844,511	(2,844,511)	-
Goodwill	837,117	(837,117)	-
Intangible assets, net	2,435,339	(2,393,987)	41,352
Other assets	220,949	(199,457)	21,492

Total assets	$30,260,134	$(16,393,702)	$13,866,432

LIABILITIES
Current Liabilities:
Line of credit	3,499,887	-	3,499,887
Current maturities of long-term debt	472,625	261,642	734,267
Convertible debt, net of debt discount	148,000	(1)	147,999
Accounts payable-trade	1,791,451	(313,471)	1,477,980
Accrued expenses	260,361	815,905	1,076,266
Customer deposits and other liabilities	2,428,452	372,311	2,800,763
Total current liabilities	8,600,776	1,136,386	9,737,162

Long-term debt, less current maturities	3,169,647	(268,284)	2,901,363
Accrued expenses, less current maturities	-	1,829,663	1,829,663

Total liabilities	11,770,423	2,697,765	14,468,188

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value	99,861	4,256	104,117
Additional paid-in capital	19,084,646	(4,256)	19,080,390
Accumulated deficit	(694,796)	(19,091,467)	(19,786,263)
Total stockholders' equity (deficit)	18,489,711	(19,091,467)	(601,756)

Total liabilities and stockholders' equity	$30,260,134	$(16,393,702)	$13,866,432

	Year Ended December 31, 2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Fiscal Year
	3/31/2010	6/30/2010	9/30/2010	12/31/2010	12/31/2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income as Reported	$(130,151)	$5,644,678	$138,509	$10,338	$5,663,374

Inventory Impairment	-	3,771,702	-	-	3,771,702
Inventory Adjustment	129,068	154,292	132,752	190,893	607,005
SIBL Settlement	-	1,350,000	-	-	1,350,000
AP Accrual	(152,409)	(159,370)	(150,769)	(223,904)	(686,452)
DBKK Settlement	-	385,000	-	-	385,000
Other Adjustments	379,746	(37,993)	(12,624)	126,465	455,594
Utilize Income Tax NOL	(69,131)	(516,537)	-	(219,353)	(805,021)

Net Income As Restated	$157,123	$10,591,772	$107,868	$(115,561)	$10,741,202

Nine Months Ended September 30, 2011 – Restatement

In addition to restatements made to Fiscal 2010, as well as changes that impacted prior years which are represented by an adjustment to December 31, 2009 retained earnings, certain changes have been made to Fiscal 2011 unaudited quarterly financial statements previously filed as part of the Company’s quarterly reports on Form 10-Q filed for the quarters ended March 31, 2011, June 30, 2011 and September 31, 2011. The following section details changes made for this nine-month period, in total and by quarter.

	Nine Months Ended September 30, 2011
	As	Inv	Correct Adv	Correct PY	FASNAP	Loss on Debt	Discount on		As
Consolidated Statements of Operations (Unaudited)	Reported	Adjustments	Accrual	Accts Payable	Settlement	Settlment	Conv Debt	Other	Restated
Revenue:
Sales	$105,573,142	$-	$-	$-	$-	$-	$-	$-	$105,573,142

Costs and expenses:
Cost of goods sold	92,671,662	1,980,711	-	-	-	-	-	-	94,652,373
Selling, general and administrative expenses	9,184,257	-	(62,358)	(198,272)	-	-	-	25,121	8,948,748
Depreciation and amortization	289,053	-	-	-	-	-	-	(22,404)	266,649
Operating income	3,428,170	(1,980,711)	62,358	198,272	-	-	-	(2,717)	1,705,372
Other expense (income) :
Loss on Legal Settlement	1,700,000	-	-	-	(1,700,000)	-		-	-
Loss on settlement of debt with related party	-	-	-	-	-	1,720,000	-	-	1,720,000
Other expense (income), net	(1,745)	-	-	-	-	-	-	-	(1,745)
Interest expense	326,061	-	-	-	-	-	102,001	9,827	437,889
Income before income taxes	1,403,854	(1,980,711)	62,358	198,272	1,700,000	(1,720,000)	(102,001)	(12,544)	(450,772)
Income tax expense	393,933	-	-	-	-	-	-	(393,933)	-
Net income	$1,009,921	$(1,980,711)	$62,358	$198,272	$1,700,000	$(1,720,000)	$(102,001)	$381,389	$(450,772)

Earnings per common share:
Basic	$0.10								$(0.04)
Diluted	$0.09								$(0.04)
Weighted-average number of common shares
Basic	10,453,450								10,441,418.0
Diluted	11,134,368								10,441,418.0

As part of our year-end close for Fiscal 2011, Current Management engaged an analysis of physical inventory levels as of the three quarters previously-reported during Fiscal 2011. Based on this analysis, for the nine-month period ended September 30, 2011 we adjusted inventory by approximately $1,980,711, in order to reflect multiple book-to-physical and other inventory reconciling items. This inventory adjustment caused a corresponding increase to cost of goods sold for this same period.

As part of the review of year-end Fiscal 2010 balances, Current Management determined that advertising expense had been improperly accrued. Correction of this accrual resulted in a $62,358 increase for the year-end 2010 advertising accrual, and a corresponding decrease in previously-reported advertising expense in the first nine months of 2011.

This review of year-end 2010 balances also resulted in an increase of $198,272 in accounts payable as of December 31, 2010, and a corresponding decrease in selling, general and administrative expenses compared to amounts previously recorded in the first quarter of 2011.

As noted previously, we and our subsidiary Superior entered into a settlement agreement with FASNAP on November 29, 2011. The total cost of the settlement was $2,560,713, and we had reserved $1,700,000 against this settlement during the quarter ended September 30, 2011. Upon review of the facts leading to the lawsuit and settlement, Current Management believes that we had sufficient information to accrue for this settlement as a contingent loss, as early as 2009. As a part of the current review and restatement, we have recognized this accrual through a reduction to retained earnings as of December 31, 2009, and as result we have reversed the effect of the 2011 accrual, resulting in an improvement of $1,700,000 to the previously-filed third quarter 2011 results.

Other expense for the quarter ended September 30, 2011 has been restated to include a $1,720,000 non-cash loss on the settlement of debt with NTR. This loss related to the issuance of 400,000 shares of our common stock to NTR, in exchange for $2,000,000 in debt forgiveness. This charge represents the excess in market value of the securities issued over the value of the debt forgiven, and had not been properly recognized by Prior Management.

On August 16, 2010, we offered and sold a total of 5 units, at a purchase price of $100,000 per unit, to three “accredited investors” (as that term is defined in Rule 501(a) of Regulation D), with each unit consisting of (i) 24,286 shares of our common stock, and (ii) indebtedness of the Company in the principal amount of $50,000 and evidenced by a convertible promissory note, amounting to a sale of a total of 121,430 shares of our common stock and indebtedness in the aggregate principal amount of $250,000, in exchange for aggregate cash consideration of $500,000. Pursuant to the terms of the convertible promissory notes, the unpaid principal balance and unpaid accrued interest on each note was convertible at the option of the lender into a number of shares of our common stock, determined according to the following schedule: (i) if converted prior to the one-year anniversary of the date of the note, at a rate of one share of our common stock for each $3.50 of principal and accrued interest, (ii) if converted after the one-year anniversary of the date of note but prior to the two-year anniversary of the date of the note, at a rate of one share of our common stock for each $4.00 of principal and accrued interest, (iii) if converted after the two-year anniversary of the date of the note but prior to the three-year anniversary of the date of the note, at a rate of one share of our common stock for each $4.50 of principal and accrued interest, (iv) if converted after the three-year anniversary of the date of the note but prior to the four-year anniversary of the date of the note, at a rate of one share of our common stock for each $5.00 of principal and accrued interest, and (v) if converted after the four-year anniversary of the date of the note, at a rate of one share of our common stock for each $5.50 of principal and accrued interest. There were no underwriters for this private placement, and therefore there were no underwriting discounts or commissions. Because this offer and sale was a private placement of securities, and each offeree represented to us in writing that he or she was an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D, we relied upon the exemption of the offer and sale of these shares from the registration requirements of Section 5 of the Securities Act provided by Rule 506 of Regulation D. As a result of this offering, we allocated the fair market value to both the shares of our common stock and the indebtedness debt at a cost of $100,000 per unit. Accordingly, we recorded a discount of $102,001 for Fiscal 2010.  Prior to the first year anniversary, all of the holders converted their respective balances under their promissory notes, and we therefore issued to the three accredited investors an aggregate total of 71,429 additional shares of our common stock at a price of $3.50 per share. Accordingly the discount of $102,001 was expensed at the time of conversion, during the second and third quarters of 2011. Interest expense for these periods has now been restated to include this amount.

As with the reviews of the periods prior to December 31, 2010, the review of the nine-month period ended September 30, 2011 by Current Management also revealed numerous accounting errors, primarily in relation to amounts posted to the balance sheet with missing, insufficient or incorrect supporting data. In many cases it has been difficult or impossible to accurately agree to detail or sub-ledger amounts to the general ledger balances. In these situations, Current Management has chosen to adjust balances to amounts that can be reasonably supported with an appropriate level of detail. These areas include pre-paid expenses, accrued liabilities, accounts payable, accounts receivable, customer deposits, fixed assets and associated accumulated depreciation, as well as rent and escrow payments on leased properties. The cumulative adjustments related to all of these areas, results in an additional net increase of $12,544 across various expense categories over the nine months ended September 30, 2011. The total impact of all adjustments resulted in a reduction of $1,854,626 in income before taxes, compared to the previously reported results for the nine-months ended September 30, 2011.

	Nine Months Ended September 30, 2011
	1st Qtr	2nd Qtr	3rd Qtr	Nine Mo Ended
	3/31/2011	6/30/2011	9/30/2011	9/30/2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income as Reported	$302,612	$568,099	$139,210	$1,009,921

Inventory Adjustment	(485,432)	(572,681)	(922,598)	(1,980,711)
Correct Advertising Accrual	20,786	20,786	20,786	62,358
Correct Prior Year Accounts Payable	198,272	-	-	198,272
Loss on Debt Settlement with Related Party	-	-	(1,720,000)	(1,720,000)
Reclass FASNAP to Prior Year	-	-	1,700,000	1,700,000
Expense Disc on Convertible Debt	-	(61,201)	(40,800)	(102,001)
Other	(1,698)	(19,785)	8,939	(12,544)
Utilize Income Tax NOLs	160,766	302,751	(69,584)	393,933

Net Income As Restated	$195,306	$237,969	$(884,047)	$(450,772)

Results of Operations

Comparison of the Years ended December 31, 2011 and 2010

Revenues increased by $67,059,430, or 81% in Fiscal 2011, to $149,627,353, compared to $82,567,921 in the prior year.  This increase was primarily the result of the addition of SBT for a partial year, and a $33,346,487, or 78% increase in bullion sales. As is typical with our business, both years saw seasonal increases in the second half of the year, with 61% of revenue in the third and fourth quarters in Fiscal 2011, compared to 54% in 2010. Fiscal 2011 seasonality was also impacted by the acquisition of SBT in the third quarter.

Cost of goods sold as a percentage of sales increased slightly to 85.7% in Fiscal 2011 from 85.0% in Fiscal 2010 and gross margins decreased slightly to 14.3% in 2011 from 15.0% in 2010.  This slight decrease was due to an increase in precious metal sales which have a lower margin than jewelry and rare coins revenues. The third quarter of Fiscal 2011 saw the greatest lift in precious metal sales, and correspondingly showed the lowest overall margin, at 9.8%, compared to 14.7% in the same quarter of 2010.

Selling, general and administrative expenses increased $773,705 or 7% in Fiscal 2011, to $14,977,359 compared to $11,703,653 in the prior year. This increase was primarily due to the addition of SBT in September of 2011, which impacted the third and fourth quarters, and to expenses related to opening new stores.

Other expense for Fiscal 2011 includes losses on the settlement of debt with a related party of $4,360,713, related to two separate transactions with NTR. We granted options to purchase 5,000,000 shares of common stock to NTR in exchange for forgiveness of $2,500,000 in debt owed by us, which generated a non-cash loss of $2,640,713. We also issued 400,000 shares of our common stock to NTR, in exchange for $2,000,000 in debt forgiveness, and incurred a $1,720,000 non-cash loss. These charges represent the excess in market value of the securities issued over the value of the debt forgiven. Both of these non-cash losses were recognized in the fourth quarter, and there was no such comparable expense in Fiscal 2010.

We recognized a $10,548,570 gain in other income in the second quarter of Fiscal 2010, resulting from the transaction concluded in the matter of SIBL as discussed in “December 31, 2010 – Restatement” above.

Depreciation and amortization increased by $48,393 or 12% in Fiscal 2011, to $429,481 compared to $414,142 in the prior year. This increase was driven by new assets being placed into service, amortization of deferred financing costs associated with the renewal of our credit facility, and amortization of intangible assets.

Interest expense increased by $189,221 in Fiscal 2011, to $573,215. This increase was partially driven by higher interest on our debt, and the recognition of $102,001 debt discount in the second and third quarters of Fiscal 2011 upon the conversion of these debt instruments.

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

Liquidity and Capital Resources

During Fiscal 2011 and Fiscal 2010, cash provided by (used in) operating activities totaled $6,646,707 and ($2,188,579), respectively. Cash provided by operating activities during 2011 was primarily the result of a loss on settlement of debt with a related party of $4,360,713, as well as cash from operating activities, including a $2,350,786 decrease in accounts payable and accrued expenses, and partially offset by an increase customer deposits of $964,015, an increase in trade receivables of $603,769 and an increase in other assets of $78,097. The increase in deposits was primarily the result of a significant increase in the demand for precious metal products, during the third and fourth quarters of Fiscal 2011

 During Fiscal 2011 and Fiscal 2010, cash used in investing activities totaled $70,682 and $135,517, respectively. The cash used in both years was primarily the result of investments in property and equipment. The cash used in Fiscal 2010 was the result of the purchase and installation of a new accounting system, whereas the cash used in Fiscal 2011 was primarily related to the opening of new stores. In Fiscal 2011 cash used in investing activities was offset by $456,015 in cash acquired as part of the acquisition of SBT.

During Fiscal 2011 and Fiscal 2010, cash provided by (used in) financing activities totaled ($1,239,082) and $1,607,650. These cash flows were the result of borrowings and repayments of loans.

On August 16, 2010, we offered and sold a total of 5 units, at a purchase price of $100,000 per unit, to three “accredited investors” (as that term is defined in Rule 501(a) of Regulation D), with each unit consisting of (i) 24,286 shares of our common stock, and (ii) indebtedness of the Company in the principal amount of $50,000 and evidenced by a convertible promissory note, amounting to a sale of a total of 121,430 shares of our common stock and indebtedness in the aggregate principal amount of $250,000, in exchange for aggregate cash consideration of $500,000. Pursuant to the terms of the convertible promissory notes, the unpaid principal balance and unpaid accrued interest on each note was convertible at the option of the lender into a number of shares of our common stock, determined according to the following schedule: (i) if converted prior to the one-year anniversary of the date of the note, at a rate of one share of our common stock for each $3.50 of principal and accrued interest, (ii) if converted after the one-year anniversary of the date of note but prior to the two-year anniversary of the date of the note, at a rate of one share of our common stock for each $4.00 of principal and accrued interest, (iii) if converted after the two-year anniversary of the date of the note but prior to the three-year anniversary of the date of the note, at a rate of one share of our common stock for each $4.50 of principal and accrued interest, (iv) if converted after the three-year anniversary of the date of the note but prior to the four-year anniversary of the date of the note, at a rate of one share of our common stock for each $5.00 of principal and accrued interest, and (v) if converted after the four-year anniversary of the date of the note, at a rate of one share of our common stock for each $5.50 of principal and accrued interest. There were no underwriters for this private placement, and therefore there were no underwriting discounts or commissions. Because this offer and sale was a private placement of securities, and each offeree represented to us in writing that he or she was an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D, we relied upon the exemption of the offer and sale of these shares from the registration requirements of Section 5 of the Securities Act provided by Rule 506 of Regulation D. As a result of this offering, we allocated the fair market value to both the shares of our common stock and the indebtedness debt at a cost of $100,000 per unit. Accordingly, we recorded a discount of $102,001 for Fiscal 2010.  Prior to the first year anniversary, all of the holders converted their respective balances under their promissory notes, and we therefore issued to the three accredited investors an aggregate total of 71,429 additional shares of our common stock at a price of $3.50 per share. We determined that there was not a beneficial conversion feature on the effective conversion rates of the convertible notes.

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

38

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

/s/DGSE Companies, Inc.

DGSE Companies, Inc.

By:	/s/ James Vierling	Dated: December 19, 2012
James Vierling
Chairman of the Board,
Chief Executive Officer,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James Vierling	Dated: December 19, 2012
James Vierling
Chairman of the Board,
Chief Executive Officer,
President

By:	/s/ James D. Clem	Dated: December 19, 2012
James D. Clem
Chief Operating Officer and
Director

By:	/s/ C. Brett Burford	Dated: December 19, 2012
C. Brett Burford
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ William P. Cordeiro	Dated: December 19, 2012
Director

By:	/s/ Craig Allan-Lee	Dated: December 19, 2012
Director

By:	/s/David Rector	Dated: December 19, 2012
Director

Index to Exhibits

Exhibit No.	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		x	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992		×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate		×	S-4	January 6, 2007	4.1

Exhibit No.	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.

10.1	Eighth Amendment to Loan Agreement, dated as of June 3, 2010, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.		×	8-K	June 3, 2010	99.2

10.2	Ninth Amendment to Loan Agreement, dated as of June 22, 2011, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.		×	8-K	July 14, 2011	99.2

10.3	Agreement and Plan of Merger, dated as of September 12, 2012, among DGSE Companies, Inc., SBT, Inc., Southern Bullion Trading, LLC, NTR Metals, LLC and the Members of Southern Bullion Trading, LLC		×	8-K	September 16, 2011	10.1

10.4	Lock-up Agreement, dated September 12, 2012, by and among DGSE Companies, Inc. and certain shareholders		×	8-K	September 16, 2011	10.2

10.5	Escrow Agreement, dated September 12, 20121, by and among DGSE Companies, Inc., NTR Metals, LLC, and Compass Bank		×	8-K	September 16, 2011	10.3

10.6	Form of Option Grant Agreement		×	8-K	September 16, 2011	10.4

10.7	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		×	8-K	September 16, 2011	10.5

10.8	Securities Purchase Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		×	8-K	September 16, 2011	10.6

10.9	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		×	8-K	September 16, 2011	10.7

10.10	Debt Cancellation Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		×	8-K	October 28, 2011	10.1

10.11	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		×	8-K	October 28, 2011	10.2

Exhibit No.	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.

10.12	Reservation of Rights and Eleventh Amendment to Loan Agreement and other Loan Documents, dated June 21, 2012, by and among DGSE Companies, Inc. and Texas Capital Bank, N.A.		×	8-K	June 27, 2012	10.1

10.13	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC		×	8-K	July 20, 2012	10.1

10.14	Guaranty and Security Agreement, dated July 19, 2012, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC		×	8-K	July 20, 2012	10.2

10.15	Revolving Credit Note granted in favor of NTR Metals, LLC		×	8-K	July 20, 2012	10.3

10.16	Offer Letter to C. Brett Burford dated August 28, 2012		×	8-K	September 6, 2012	10.1

10.17	First Amendment to Employment Agreement, dated September 1, 2012, by and between DGSE Companies, Inc. and James D. Clem		×	8-K	September 6, 2012	10.1

10.18	Employment Agreement, dated October 25, 2012, by and between DGSE Companies, Inc. and James J. Vierling		×	8-K	October 26, 2012	10.1

14.1	Business Conduct & Ethics Policy	×

16.1	Letter Regarding Change in Certifying Accountant		×	8-K	June 4, 2012	16.1

21.1	Subsidiaries of the Registrant	×

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by James J. Vierling	×

Exhibit No.	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit No.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James J. Vierling	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	×

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

December 31, 2010 – Restatement

	Year Ended December 31, 2010
	As	Inventory	Inventory	SIBL	AP	DBKK		As
Consolidated Statements of Operations	Reported	Impairment	Adjustment	Settlement	Accrual	Settlement	Other	Restated
Revenue:
Sales	$82,567,921	$-	$-	$-	$-	$-	$-	$82,567,921

Costs and expenses:
Cost of goods sold	70,769,750	-	(607,005)	-	-	-	2	70,162,747
Inventory Impairment	3,771,702	(3,771,702)	-	-	-	-	-	-
Selling, general and administrative expenses	11,096,407	-	-	-	686,452	-	(79,206)	11,703,653
Depreciation and amortization	494,911	-	-	-	-	-	(80,769)	414,142
Operating income (loss)	(3,564,849)	3,771,702	607,005	-	(686,452)	-	159,973	287,379
Other expense (income) :
Gain on settlement of debt and other liabilities	(9,198,570)	-	-	(1,350,000)	-	-	(296,479)	(10,845,049)
Loss on Legal Settlement	385,000	-	-	-	-	(385,000)	-	-
Other expense (income), net	(18,301)	-	-	-	-	-	858	(17,443)
Interest expense	383,994	-	-	-	-	-	-	383,994
Income before income taxes	4,883,028	3,771,702	607,005	1,350,000	(686,452)	385,000	455,594	10,765,877
Income tax expense	(780,346)	-	-	-	-	-	805,021	24,675
Net income	$5,663,374	$3,771,702	$607,005	$1,350,000	$(686,452)	$385,000	$(349,427)	$10,741,202

Earnings per common share:
Basic	0.57							1.04
Diluted	0.55							0.96
Weighted-average number of common shares
Basic	9,894,243							10,335,794
Diluted	10,355,531							11,216,158

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

As part of the current review and restatement process, we have analyzed accounts payable as of December 31, 2010 and compared the balance sheet balance with the sub-ledger, as well as subsequent related payments in Fiscal 2011. This analysis has revealed that accounts payable was understated by approximately $686,452 as of December 31, 2010, and SG&A was understated by the same amount. As part of the 2010 restatement, accounts payable was increased by $686,452 as of December 31, 2010, and SG&A was increased by the same amount.

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

Consolidated Statements of Operations	Year Ended December 31, 2010
	As		As
	Reported	Adjustments	Restated
Revenue:
Sales	$82,567,921	$-	$82,567,921

Costs and expenses:
Cost of goods sold	70,769,750	(607,003)	70,162,747
Inventory Impairment	3,771,702	(3,771,702)	-
Selling, general and administrative expenses	11,096,407	607,246	11,703,653
Depreciation and amortization	494,911	(80,769)	414,142
Operating income	(3,564,849)	3,852,228	287,379
Other expense (income) :
Gain on settlement of debt and other liabilities	(9,198,570)	(1,646,479)	(10,845,049)
Loss on Legal Settlement	385,000	(385,000)	-
Other expense (income), net	(18,301)	858	(17,443)
Interest expense	383,994	-	383,994
Income before income taxes	4,883,028	5,882,849	10,765,877
Income tax expense	(780,346)	805,021	24,675
Net income	$5,663,374	$5,077,828	$10,741,202

Earnings per common share:
Basic	$(0.57)		$(1.04)
Diluted	$(0.55)		$(0.96)
Weighted-average number of common shares
Basic	9,894,243		10,335,794
Diluted	10,355,531		11,216,158

Consolidated Balance Sheets	Year Ended December 31, 2010
	As		As
	Reported	Adjustments	Restated

ASSETS
Current Assets:
Cash and cash equivalents	$871,468	$(139,019)	$732,449
Trade receivables	793,869	(78,487)	715,382
Inventories	17,046,716	(9,069,488)	7,977,228
Prepaid federal income tax	319,772	(319,772)	-
Prepaid expenses	416,376	(387,903)	28,473
Total current assets	19,448,201	(9,994,669)	9,453,532

Marketable securities-available for sale	7,500	-	7,500
Property and equipment, net	4,466,517	(123,961)	4,342,556
Deferred income taxes	2,844,511	(2,844,511)	-
Goodwill	837,117	(837,117)	-
Intangible assets, net	2,435,339	(2,393,987)	41,352
Other assets	220,949	(199,457)	21,492

Total assets	$30,260,134	$(16,393,702)	$13,866,432

LIABILITIES
Current Liabilities:
Line of credit	3,499,887	-	3,499,887
Current maturities of long-term debt	472,625	261,642	734,267
Convertible debt, net of debt discount	148,000	(1)	147,999
Accounts payable-trade	1,791,451	(313,471)	1,477,980
Accrued expenses	260,361	815,905	1,076,266
Customer deposits and other liabilities	2,428,452	372,311	2,800,763
Total current liabilities	8,600,776	1,136,386	9,737,162

Long-term debt, less current maturities	3,169,647	(268,284)	2,901,363
Accrued expenses, less current maturities	-	1,829,663	1,829,663

Total liabilities	11,770,423	2,697,765	14,468,188

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value	99,861	4,256	104,117
Additional paid-in capital	19,084,646	(4,256)	19,080,390
Accumulated deficit	(694,796)	(19,091,467)	(19,786,263)
Total stockholders' equity (deficit)	18,489,711	(19,091,467)	(601,756)

Total liabilities and stockholders' equity	$30,260,134	$(16,393,702)	$13,866,432

	Year Ended December 31, 2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Fiscal Year
	3/31/2010	6/30/2010	9/30/2010	12/31/2010	12/31/2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income as Reported	$(130,151)	$5,644,678	$138,509	$10,338	$5,663,374

Inventory Impairment	-	3,771,702	-	-	3,771,702
Inventory Adjustment	129,068	154,292	132,752	190,893	607,005
SIBL Settlement	-	1,350,000	-	-	1,350,000
AP Accrual	(152,409)	(159,370)	(150,769)	(223,904)	(686,452)
DBKK Settlement	-	385,000	-	-	385,000
Other Adjustments	379,746	(37,993)	(12,624)	126,465	455,594
Utilize Income Tax NOL	(69,131)	(516,537)	-	(219,353)	(805,021)

Net Income As Restated	$157,123	$10,591,772	$107,868	$(115,561)	$10,741,202

Nine Months Ended September 30, 2011 – Restatement

In addition to restatements made to Fiscal 2010, as well as changes that impacted prior years which are represented by an adjustment to December 31, 2009 retained earnings, certain changes have been made to Fiscal 2011 unaudited quarterly financial statements previously filed as part of our quarterly reports on Form 10-Q filed for the quarters ended March 31, 2011, June 30, 2011 and September 31, 2011. The following section details changes made for this nine-month period, in total and by quarter.

	Nine Months Ended September 30, 2011
	As	Inv	Correct Adv	Correct PY	FASNAP	Loss on Debt	Discount on		As
Consolidated Statements of Operations (Unaudited)	Reported	Adjustments	Accrual	Accts Payable	Settlement	Settlment	Conv Debt	Other	Restated
Revenue:
Sales	$105,573,142	$-	$-	$-	$-	$-	$-	$-	$105,573,142

Costs and expenses:
Cost of goods sold	92,671,662	1,980,711	-	-	-	-	-	-	94,652,373
Selling, general and administrative expenses	9,184,257	-	(62,358)	(198,272)	-	-	-	25,121	8,948,748
Depreciation and amortization	289,053	-	-	-	-	-	-	(22,404)	266,649
Operating income	3,428,170	(1,980,711)	62,358	198,272	-	-	-	(2,717)	1,705,372
Other expense (income) :
Loss on Legal Settlement	1,700,000	-	-	-	(1,700,000)	-		-	-
Loss on settlement of debt with related party	-	-	-	-	-	1,720,000	-	-	1,720,000
Other expense (income), net	(1,745)	-	-	-	-	-	-	-	(1,745)
Interest expense	326,061	-	-	-	-	-	102,001	9,827	437,889
Income before income taxes	1,403,854	(1,980,711)	62,358	198,272	1,700,000	(1,720,000)	(102,001)	(12,544)	(450,772)
Income tax expense	393,933	-	-	-	-	-	-	(393,933)	-
Net income	$1,009,921	$(1,980,711)	$62,358	$198,272	$1,700,000	$(1,720,000)	$(102,001)	$381,389	$(450,772)

Earnings per common share:
Basic	$0.10								$(0.04)
Diluted	$0.09								$(0.04)
Weighted-average number of common shares
Basic	10,453,450								10,441,418.0
Diluted	11,134,368								10,441,418.0

As part of our year-end close for Fiscal 2011, Current Management engaged an analysis of physical inventory levels as of the three quarters previously-reported during Fiscal 2011. Based on this analysis, for the nine-month period ended September 30, 201,1 we adjusted inventory by approximately $1,980,711, in order to reflect multiple book-to-physical and other inventory reconciling items. This inventory adjustment caused a corresponding increase to cost of goods sold for this same period.

As part of the review of year-end Fiscal 2010 balances, Current Management determined that advertising expense had been improperly accrued. Correction of this accrual resulted in a $62,358 increase for the year-end 2010 advertising accrual, and a corresponding decrease in previously-reported advertising expense in the first nine months of 2011.

This review of year-end 2010 balances also resulted in an increase of $198,272 in accounts payable as of December 31, 2010, and a corresponding decrease in selling, general and administrative expenses compared to amounts previously recorded in the first quarter of 2011.

As noted previously, we and our subsidiary Superior entered into a settlement agreement with FASNAP on November 29, 2011. The total cost of the settlement was $2,560,713, and we had reserved $1,700,000 against this settlement during the quarter ended September 30, 2011. Upon review of the facts leading to the lawsuit and settlement, Current Management believes that we had sufficient information to accrue for this settlement as a contingent loss, as early as 2009. As a part of the current review and restatement, we have recognized this accrual through a reduction to retained earnings as of December 31, 2009, and as result we have reversed the effect of the 2011 accrual, resulting in an improvement of $1,700,000 to the previously-filed third quarter 2011 results.

Other expense for the quarter ended September 30, 2011 has been restated to include a $1,720,000 non-cash loss on the settlement of debt with NTR. This loss related to the issuance of 400,000 shares of our common stock to NTR, in exchange for $2,000,000 in debt forgiveness. This charge represents the excess in market value of the securities issued over the value of the debt forgiven, and had not been properly recognized by Prior Management.

On August 16, 2010, we offered and sold a total of 5 units, at a purchase price of $100,000 per unit, to three “accredited investors” (as that term is defined in Rule 501(a) of Regulation D), with each unit consisting of (i) 24,286 shares of our common stock, and (ii) indebtedness of the Company in the principal amount of $50,000 and evidenced by a convertible promissory note, amounting to a sale of a total of 121,430 shares of our common stock and indebtedness in the aggregate principal amount of $250,000, in exchange for aggregate cash consideration of $500,000. Pursuant to the terms of the convertible promissory notes, the unpaid principal balance and unpaid accrued interest on each note was convertible at the option of the lender into a number of shares of our common stock, determined according to the following schedule: (i) if converted prior to the one-year anniversary of the date of the note, at a rate of one share of our common stock for each $3.50 of principal and accrued interest, (ii) if converted after the one-year anniversary of the date of note but prior to the two-year anniversary of the date of the note, at a rate of one share of our common stock for each $4.00 of principal and accrued interest, (iii) if converted after the two-year anniversary of the date of the note but prior to the three-year anniversary of the date of the note, at a rate of one share of our common stock for each $4.50 of principal and accrued interest, (iv) if converted after the three-year anniversary of the date of the note but prior to the four-year anniversary of the date of the note, at a rate of one share of our common stock for each $5.00 of principal and accrued interest, and (v) if converted after the four-year anniversary of the date of the note, at a rate of one share of our common stock for each $5.50 of principal and accrued interest. There were no underwriters for this private placement, and therefore there were no underwriting discounts or commissions. Because this offer and sale was a private placement of securities, and each offeree represented to us in writing that he or she was an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D, we relied upon the exemption of the offer and sale of these shares from the registration requirements of Section 5 of the Securities Act provided by Rule 506 of Regulation D. As a result of this offering, we allocated the fair market value to both the shares of our common stock and the indebtedness debt at a cost of $100,000 per unit. Accordingly, we recorded a discount of $102,001 for Fiscal 2010.  Prior to the first year anniversary, all of the holders converted their respective balances under their promissory notes, and we therefore issued to the three accredited investors an aggregate total of 71,429 additional shares of our common stock at a price of $3.50 per share. Accordingly the discount of $102,001 was expensed at the time of conversion, during the second and third quarters of 2011. Interest expense for these periods has now been restated to include this amount.

As with the reviews of the periods prior to December 31, 2010, the review of the nine-month period ended September 30, 2011 by Current Management also revealed numerous accounting errors, primarily in relation to amounts posted to the balance sheet with missing, insufficient or incorrect supporting data. In many cases it has been difficult or impossible to accurately agree to detail or sub-ledger amounts to the general ledger balances. In these situations, Current Management has chosen to adjust balances to amounts that can be reasonably supported with an appropriate level of detail. These areas include pre-paid expenses, accrued liabilities, accounts payable, accounts receivable, customer deposits, fixed assets and associated accumulated depreciation, as well as rent and escrow payments on leased properties. The cumulative adjustments related to all of these areas, results in an additional net increase of $12,544 across various expense categories over the nine months ended September 30, 2011. The total impact of all adjustments resulted in a reduction of $1,854,626 in income before taxes, compared to the previously reported results for the nine-months ended September 30, 2011.

	Nine Months Ended September 30, 2011
	1st Qtr	2nd Qtr	3rd Qtr	Nine Mo Ended
	3/31/2011	6/30/2011	9/30/2011	9/30/2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income as Reported	$302,612	$568,099	$139,210	$1,009,921

Inventory Adjustment	(485,432)	(572,681)	(922,598)	(1,980,711)
Correct Advertising Accrual	20,786	20,786	20,786	62,358
Correct Prior Year Accounts Payable	198,272	-	-	198,272
Loss on Debt Settlement with Related Party	-	-	(1,720,000)	(1,720,000)
Reclass FASNAP to Prior Year	-	-	1,700,000	1,700,000
Expense Disc on Convertible Debt	-	(61,201)	(40,800)	(102,001)
Other	(1,698)	(19,785)	8,939	(12,544)
Utilize Income Tax NOLs	160,766	302,751	(69,584)	393,933

Net Income As Restated	$195,306	$237,969	$(884,047)	$(450,772)

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

F-26

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

Note 17 – Quarterly Financial Data (unaudited)

The following tables set forth the Company’s unaudited consolidated financial data regarding operations for each quarter of Fiscal 2010 and Fiscal 2011. This information, in the opinion of management, includes all adjustments necessary to state fairly the information set forth therein.

Consolidated Statements of Operations (Unaudited)	Quarter Ended March 31, 2010			Quarter Ended June 30, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue:
Sales	$17,347,554	$-	$17,347,554	$20,745,499	$-	$20,745,499

Costs and expenses:
Cost of goods sold	14,918,715	(129,068)	14,789,647	17,834,339	(154,292)	17,680,047
Inventory Impairment	-	-	-	3,771,702	(3,771,702)	-
Selling, general and administrative expenses	2,466,647	109,972	2,576,619	2,579,298	210,389	2,789,687
Depreciation and amortization	66,424	(41,692)	24,732	69,880	(13,026)	56,854
Operating income	(104,232)	60,788	(43,444)	(3,509,720)	3,728,631	218,911
Other expense (income) :
Gain on settlement of debt and other liabilities	-	(295,617)	(295,617)	(9,198,570)	(1,350,858)	(10,549,428)
Loss on Legal Settlement	-	-	-	385,000	(385,000)	-
Other expense (income), net	(17,440)	-	(17,440)	(862)	858	(4)
Interest expense	110,406	-	110,406	173,983	-	173,983
Income before income taxes	(197,198)	356,405	159,207	5,130,729	5,463,631	10,594,360
Income tax expense (benefit)	(67,047)	69,131	2,084	(513,949)	516,537	2,588
Net income	$(130,151)	$287,274	$157,123	$5,644,678	$4,947,094	$10,591,772

Earnings per common share:
Basic	$(0.01)		$0.02	$0.57		$1.08
Diluted	$(0.01)		$0.02	$0.54		$1.02
Weighted-average number of common shares
Basic	9,833,635		9,833,635	9,833,635		9,833,635
Diluted	9,833,635		9,833,635	10,398,670		10,398,670

Consolidated Balance Sheets (Unaudited)	Quarter Ended March 31, 2010			Quarter Ended June 30, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

ASSETS
Current Assets:
Cash and cash equivalents	$942,988	$-	$942,988	$969,724	$-	$969,724
Trade receivables	699,788	(16,378)	683,410	899,090	(35,963)	863,127
Inventories	16,627,447	(11,549,085)	5,078,362	15,428,283	(7,623,091)	7,805,192
Prepaid federal income tax	660,433	-	660,433	631,419	-	631,419
Prepaid expenses	791,347	(1,072,735)	(281,388)	809,187	(865,792)	(56,605)
Total current assets	19,722,003	(12,638,198)	7,083,805	18,737,703	(8,524,846)	10,212,857

Property and equipment, net	4,734,480	(170,745)	4,563,735	4,761,077	(155,152)	4,605,925
Deferred income taxes	1,731,175	(1,825,219)	(94,044)	2,367,092	(2,546,110)	(179,018)
Goodwill	837,117	(837,117)	-	837,117	(837,117)	-
Intangible assets, net	2,464,006	(2,435,339)	28,667	2,464,006	(2,435,339)	28,667
Other assets	261,905	(273,226)	(11,321)	391,905	(260,200)	131,705
Non-current assets of discountinued operations	295,617	-	295,617	295,617	-	295,617
Total assets	$30,046,303	$(18,179,844)	$11,866,459	$29,854,517	$(14,758,764)	$15,095,753

LIABILITIES
Current Liabilities:
Notes payable	$48,569	$-	$48,569	$-	$-	$-
Line of credit	3,195,000	(100,000)	3,095,000	2,979,887	(100,000)	2,879,887
Current maturities of long-term debt	310,438	314,097	624,535	294,075	314,097	608,172
Accounts payable-trade	650,129	(196,752)	453,377	2,240,085	(37,382)	2,202,703
Accrued expenses	334,473	4,365,041	4,699,514	393,530	2,654,188	3,047,718
Customer deposits and other liabilities	1,659,431	106,654	1,766,085	2,978,676	132,127	3,110,803
Total current liabilities	6,198,040	4,489,040	10,687,080	8,886,253	2,963,030	11,849,283

Long-term debt, less current maturities	11,539,856	(220,739)	11,319,117	3,015,179	(220,739)	2,794,440
Total liabilities	17,737,896	4,268,301	22,006,197	11,901,432	2,742,291	14,643,723

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value	98,637	4,256	102,893	98,637	4,256	102,893
Additional paid-in capital	18,698,091	(4,256)	18,693,835	18,698,091	(4,256)	18,693,835
Accumulated deficit	(6,488,321)	(22,448,145)	(28,936,466)	(843,643)	(17,501,055)	(18,344,698)
Total stockholders' equity	12,308,407	(22,448,145)	(10,139,738)	17,953,085	(17,501,055)	452,030

Total liabilities and stockholders' equity	$30,046,303	$(18,179,844)	$11,866,459	$29,854,517	$(14,758,764)	$15,095,753

Consolidated Statements of Operations (Unaudited)	Quarter Ended September 30, 2010			Quarter Ended December 31, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue:
Sales	$18,108,477	$-	$18,108,477	$26,366,391	$-	$26,366,391

Costs and expenses:
Cost of goods sold	15,344,631	(132,752)	15,211,879	22,672,065	(190,893)	22,481,172
Selling, general and administrative expenses	2,440,108	176,418	2,616,526	3,610,354	110,464	3,720,818
Depreciation and amortization	99,794	(13,025)	86,769	258,813	(13,025)	245,788
Operating income	223,944	(30,641)	193,303	(174,841)	93,454	(81,387)
Other expense (income) :
Interest expense	85,435	-	85,435	14,171	-	14,171
Income before income taxes	138,509	(30,641)	107,868	(189,012)	93,454	(95,558)
Income tax expense (benefit)	-	-	-	(199,350)	219,353	20,003
Net income	$138,509	$(30,641)	$107,868	$10,338	$(125,899)	$(115,561)

Earnings per common share:
Basic	$0.01		$0.01	$(0.00)		$0.01
Diluted	$0.01		$0.01	$(0.00)		$0.01
Weighted-average number of common shares
Basic	9,833,635		9,833,635	9,894,243		10,335,794
Diluted	10,398,670		10,398,670	10,355,531		11,216,158

Consolidated Balance Sheets (Unaudited)	Quarter Ended September 30, 2010			Quarter Ended December 31, 2010
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$620,773	$-	$620,773	$871,468	(139,019)	$732,449
Trade receivables	822,048	(53,059)	768,989	793,869	(78,487)	715,382
Inventories	14,582,525	(7,490,338)	7,092,187	17,046,716	(9,069,488)	7,977,228
Prepaid federal income tax	631,419	-	631,419	319,772	(319,772)	-
Prepaid expenses	945,656	(865,792)	79,864	416,376	(387,903)	28,473
Total current assets	17,602,421	(8,409,189)	9,193,232	19,448,201	(9,994,669)	9,453,532

Marketable securities-available for sale	-	-	-	7,500	-	7,500
Property and equipment, net	4,813,836	(139,558)	4,674,278	4,466,517	(123,961)	4,342,556
Deferred income taxes	2,367,092	(2,546,110)	(179,018)	2,844,511	(2,844,511)	-
Goodwill	837,117	(837,117)	-	837,117	(837,117)	-
Intangible assets, net	2,464,006	(2,435,339)	28,667	2,435,339	(2,393,987)	41,352
Other assets	299,202	(247,174)	52,028	220,949	(199,457)	21,492
Non-current assets of discountinued operations	295,617	-	295,617	-	-	-
Total assets	$28,679,291	$(14,614,487)	$14,064,804	$30,260,134	(16,393,702)	$13,866,432

LIABILITIES
Current Liabilities:

Line of credit	2,979,886	(100,000)	2,879,886	3,499,887	-	3,499,887
Current maturities of long-term debt	293,799	314,097	607,896	472,625	261,642	734,267
Convertible debt, net of debt discount	-	-	-	148,000	(1)	147,999
Accounts payable-trade	1,335,208	113,387	1,448,595	1,791,451	(313,471)	1,477,980
Accrued expenses	847,664	2,678,337	3,526,001	260,361	815,905	1,076,266
Customer deposits and other liabilities	2,392,880	132,127	2,525,007	2,428,452	372,311	2,800,763
Total current liabilities	7,849,437	3,137,948	10,987,385	8,600,776	1,136,386	9,737,162

Long-term debt, less current maturities	2,738,005	(220,739)	2,517,266	3,169,647	(268,284)	2,901,363
Accrued expenses, less current maturities	-	-	-	-	1,829,663	1,829,663
Total liabilities	10,587,442	2,917,209	13,504,651	11,770,423	2,697,765	14,468,188

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value	98,637	4,256	102,893	99,861	4,256	104,117
Additional paid-in capital	18,698,091	(4,256)	18,693,835	19,084,646	(4,256)	19,080,390
Accumulated deficit	(704,879)	(17,531,696)	(18,236,575)	(694,796)	(19,091,467)	(19,786,263)
Total stockholders' equity	18,091,849	(17,531,696)	560,153	18,489,711	(19,091,467)	(601,756)

Total liabilities and stockholders' equity	$28,679,291	$(14,614,487)	$14,064,804	$30,260,134	$(16,393,702)	$13,866,432

Consolidated Statements of Operations (Unaudited)	Quarter Ended March 31, 2011			Quarter Ended June 30, 2011
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Revenue:
Sales	$24,758,244	$-	$24,758,244	$33,286,691	$-	$33,286,691

Costs and expenses:
Cost of goods sold	21,457,696	485,432	21,943,128	29,245,866	572,681	29,818,547
Selling, general and administrative expenses	2,649,513	(247,097)	2,402,416	2,964,502	(6,257)	2,958,245
Depreciation and amortization	101,123	19,910	121,033	101,187	5,256	106,443
Operating income	549,912	(258,245)	291,667	975,136	(571,680)	403,456
Other expense (income) :
Other expense (income), net	(2,245)	-	(2,245)	500	-	500
Interest expense	88,779	9,827	98,606	103,786	61,201	164,987
Income before income taxes	463,378	(268,072)	195,306	870,850	(632,881)	237,969
Income tax expense	160,766	(160,766)	-	302,751	(302,751)	-
Net income	$302,612	$(107,306)	$195,306	$568,099	$(330,130)	$237,969

Earnings per common share:
Basic	$0.03		$0.02	$0.06		$0.04
Diluted	$0.03		$0.02	$0.05		$0.04
Weighted-average number of common shares
Basic	9,986,065		10,379,119	10,069,994		10,372,570
Diluted	10,557,436		11,222,041	10,996,510		11,409,259

Consolidated Balance Sheets (Unaudited)	Quarter Ended March 31, 2011			Quarter Ended June 30, 2011
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$1,483,727	$(0)	$1,483,727	$388,623	$-	$388,623.0
Trade receivables	380,229	(80,817)	299,412	485,261	(81,873)	403,388
Inventories	17,833,595	(9,642,974)	8,190,621	18,657,841	(9,630,936)	9,026,905
Prepaid federal income tax	319,772	(319,772)	-	319,772	(319,772)	-
Prepaid expenses	487,011	(355,890)	131,121	498,275	(355,890)	142,385
Total current assets	20,504,334	(10,399,453)	10,104,881	20,349,772	(10,388,471)	9,961,301

Marketable securities-available for sale	7,500	-	7,500	-	-	-
Property and equipment, net	4,450,432	(76,387)	4,374,045	4,465,904	(87,435)	4,378,469
Deferred income taxes	2,688,620	(2,688,620)	-	2,390,874	(2,390,874)	-
Goodwill	837,117	(837,117)	-	837,117	(837,117)	-
Intangible assets, net	2,428,172	(2,393,987)	34,185	2,421,005	(2,379,653)	41,352
Other assets	198,063	(193,663)	4,400	176,586	(202,205)	(25,619)
Total assets	$31,114,238	$(16,589,227)	$14,525,011	$30,641,258	$(16,285,755)	$14,355,503

LIABILITIES
Current Liabilities:
Notes Payable	$52,455	$(52,455)	$-	$52,455	$(52,455)	$-
Line of credit	3,499,887	-	3,499,887	3,499,887	0	3,499,887
Current maturities of long-term debt	420,170	144,461	564,631	420,170	144,461	564,631
Current maturities of capital leases	-	21,184	21,184	-	21,184	21,184
Convertible debt, net of debt discount	148,000	(1)	147,999	73,323	0	73,323
Accounts payable-trade	1,150,154	(372,724)	777,430	1,007,118	650,225	1,657,343
Accrued expenses	285,930	2,610,585	2,896,515	347,892	2,578,860	2,926,752
Customer deposits and other liabilities	3,808,427	305,651	4,114,078	2,420,963	398,036	2,818,999
Total current liabilities	9,365,023	2,656,701	12,021,724	7,821,808	3,740,311	11,562,119

Long-term debt, less current maturities	2,947,950	(78,070)	2,869,880	2,841,138	(78,071)	2,763,067
Capital leases, less current maturities	-	30,914	30,914	-	30,914	30,914
Total liabilities	12,312,973	2,609,545	14,922,518	10,662,946	3,693,154	14,356,100

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value	99,861	4,256	104,117	101,540	3,006	104,546
Additional paid-in capital	19,093,588	(4,256)	19,089,332	19,700,858	(453,012)	19,247,846
Accumulated deficit	(392,184)	(19,198,772)	(19,590,956)	175,914	(19,528,903)	(19,352,989)
Total stockholders' equity (deficit)	18,801,265	(19,198,772)	(397,507)	19,978,312	(19,978,909)	(597)

Total liabilities and stockholders' equity	$31,114,238	$(16,589,227)	$14,525,011	$30,641,258	$(16,285,755)	$14,355,503

Consolidated Statements of Operations (Unaudited)	Quarter Ended September 30, 2011
	As		As	Quarter Ended
	Reported	Adjustments	Restated	December 31, 2011
Revenue:
Sales	$47,528,207	$-	$47,528,207	$44,054,211

Costs and expenses:
Cost of goods sold	41,968,100	922,598	42,890,698	33,591,363
Selling, general and administrative expenses	3,570,242	17,845	3,588,087	6,028,609
Depreciation and amortization	86,743	(47,570)	39,173	162,833
Operating income	1,903,122	(892,873)	1,010,249	4,271,405
Other expense (income) :
Loss on settlement of debt with related party	-	1,720,000	1,720,000	2,640,713
Loss on Legal Settlement	1,700,000	(1,700,000)	-	-
Other expense (income), net	-	-	-	31,060
Interest expense	133,496	40,800	174,296	135,326
Income before income taxes	69,626	(953,673)	(884,047)	1,464,307
Income tax benefit	(69,584)	69,584	-	-
Net income	$139,210	$(1,023,257)	$(884,047)	$1,464,307

Earnings per common share:
Basic	$0.01		$(0.08)	$0.14
Diluted	$0.01		$(0.08)	$0.13
Weighted-average number of common shares
Basic	11,220,329		10,441,418	10,831,971
Diluted	11,972,787		10,441,418	11,201,196

Consolidated Balance Sheets (Unaudited)	Quarter Ended September 30, 2011
	As		As	Quarter Ended
	Reported	Adjustments	Restated	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$5,969,640	$(172,077)	$5,797,563	$6,069,392
Trade receivables	764,916	(137,977)	626,939	1,582,092
Inventories	20,877,185	(10,534,243)	10,342,942	11,635,225
Prepaid federal income tax	319,772	(319,772)	-	-
Prepaid expenses	542,191	(356,815)	185,376	98,455
Total current assets	28,473,704	(11,520,884)	16,952,820	19,385,164

Property and equipment, net	4,486,892	14,253	4,501,145	4,705,551
Deferred income taxes	3,126,353	(3,126,353)	-	-
Goodwill	3,635,531	(3,635,531)	-	-
Intangible assets, net	2,414,605	1,013,256	3,427,861	3,397,367
Other assets	357,650	(204,348)	153,302	160,491
Total assets	$42,494,735	$(17,459,607)	$25,035,128	$27,648,573

LIABILITIES
Current Liabilities:
Notes Payable	$2,052,455	$(2,052,455)	$-	$-
Line of credit	3,499,887	-	3,499,887	2,999,887
Current maturities of long-term debt	420,170	144,461	564,631	451,674
Current maturities of capital leases	-	21,184	21,184	21,184
Convertible debt, net of debt discount	-	14,124	14,124	-
Accounts payable-trade	923,154	450,225	1,373,379	1,501,057
Accrued expenses	2,536,100	4,226,206	6,762,306	3,044,393
Customer deposits and other liabilities	2,486,684	744,441	3,231,125	1,836,748
Total current liabilities	11,918,450	3,548,186	15,466,636	9,854,943

Long-term debt, less current maturities	2,735,791	(92,194)	2,643,597	2,471,226
Capital leases, less current maturities	-	30,914	30,914	30,914
Total liabilities	14,654,241	3,486,906	18,141,147	12,357,083

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value	112,204	3,005	115,209	121,639
Additional paid-in capital	27,413,165	(397,354)	27,015,811	33,942,579
Accumulated deficit	315,125	(20,552,164)	(20,237,039)	(18,772,728)
Total stockholders' equity (deficit)	27,840,494	(20,946,513)	6,893,981	15,291,490

Total liabilities and stockholders' equity	$42,494,735	$(17,459,607)	$25,035,128	$27,648,573

