Form 10-K
period 2012-12-31
DGSE COMPANIES INC
filed 2013-03-28
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☑ Yes          ☐ No

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

As of the close of business on March 25, 2013 there were 12,175,584 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference form the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2012.

EXPLANATORY NOTE

Unless the context indicates otherwise, references to "we," "us", "our", “the Company” and ”DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

On March 30, 2012, we filed a Form 12b-25 with the Securities and Exchange Commission (the “SEC”) stating that we were unable to file our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (our “2011 Form 10-K”) by the prescribed filing date. On April 16, 2012,  we filed a Current Report on Form 8-K disclosing that our Board of Directors (our “Board”) had determined the existence of certain accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time. We also announced that we had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to be the second calendar quarter of 2007, should not be relied upon.

Our common stock, par value $0.01 per share (our “Common Stock”) is listed on the Exchange under the symbol “DGSE.” On April 17, 2012, we filed a Current Report on Form 8-K in which we announced that we had received a written notice (the “Notice”) from the NYSE MKT LLC (then known as the NYSE Amex, LLC) (the “Exchange”) indicating that we were not in compliance with the Exchange’s continued listing criteria set forth in Sections 134 and 1101 of the Exchange’s Company Guide because we did not timely file our 2011 Form 10-K. Trading in our Common Stock on the Exchange was halted on April 17, 2012.

On October 31, 2012, we filed our 2011 Form 10-K. In this Form 10-K, we restated our Consolidated Financial Statements for the fiscal year ended December 31, 2010 (“Fiscal 2010”) and we presented our Consolidated Financial Statements for the fiscal year ended December 31, 2011 (“Fiscal 2011”). Due to the lack of audited financial statements for Fiscal 2011, we were unable to timely file our Forms 10-Q for the quarterly periods ended March 30, 2012, and June 30, 2012; however, these Forms 10-Q were filed concurrently with 2011 Form 10-K. Subsequently, on November 13, 2012 we filed our Quarterly Report on Form 10-Q for the period ended September 30, 2012.

On November 15, 2012, we received notice that we had regained compliance with the Exchange’s listing requirements, and our Common Stock began active trading again on that date.

On December 19, 2012, we filed Amendment No. 1 to our 2011 10-K to provide additional quarterly information in relation to the periods covered, and a tabular reconciliation of the restated amounts to originally reported information.  No changes were made to the original 2011 10-K other than the addition of quarterly information to Items 7 and 8.

Further information on the Accounting Irregularities and the subsequent restatement of results can be found in our 2011 10-K and Amendment No. 1 to our 2011 10-K.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2012 (this “Form 10-K”), including but not limited to the section of this Form 10-K entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of the SEC investigation described elsewhere in this Form 10-K or pending litigation, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS.

Overview

We were originally formed as a corporation in the State of Nevada on September 16, 1965 under the name “Canyon State Mining Corporation of Nevada.” After several name changes through the years, in 2005 we changed our name to DGSE Companies, Inc. Our principal executive offices are located at 11311 Reeder Road, Dallas TX 75229. Our telephone number is 972-484-3662. Our primary internet address is www.DGSE.com. We hold registered trademarks for the company names “Dallas Gold & Silver Exchange”, “Southern Bullion Coin & Jewelry” and the corresponding logos.

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States. Our operations are organized around two primary types of customers: Retail and Wholesale.

Relationship with NTR Metals

NTR Metals (“NTR”) is one of the world’s largest precious metals companies, and offers a full range of refining, recycling, minting and trading services. Through a series of transactions beginning in 2010, NTR has become the largest shareholder of our common stock. In addition to being our largest shareholder, NTR is our primary dealer for bullion purchases and is our primary refiner of recyclable precious metal. These and other transactions with NTR are more fully described in Footnote 16 to our Consolidated Financial Statements, Related Party Transactions.

In April of 2012 NTR announced its merger with OPM Metals (“OPM”), the largest American-owned refiner of “good delivery” gold and silver. The combined company was originally called Global Metals Holdings, and has since been rechristened Elemetal, LLC (“Elemetal”).

In January of 2013 NTR announced it would contribute 4,393,142 of its shares of our common stock to Elemetal, in exchange for ownership units in Elemetal. NTR also agreed to contribute its option to buy 5,000,000 additional shares of DGSE.

Along with NTR, OPM and Echo Environmental, a large-scale processor of hazardous and non-hazardous precious metal-bearing industrial byproducts, we are considered one of Elemetal’s core holdings.

Customer Types

Retail

As of the end of Fiscal 2012, our products and services were marketed through 34 retail locations in Alabama, Florida, Georgia, Illinois, South Carolina, North Carolina, Tennessee and Texas. During the year ended December 31, 2012 (“Fiscal 2012”), we closed our sole location in California, operating under the name Superior Galleries, and have opened additional locations in Alabama, Florida, Georgia, South Carolina and Texas. These retail locations operate under a variety of banners, including Bullion Express, Charleston Gold & Diamond Exchange, Dallas Gold & Silver Exchange and Southern Bullion Coin & Jewelry and are supported by the following websites: www.BullionExpress.com, www.CGDEinc.com, www.DGSE.com and www.SouthernBullion.com.

Our retail footprint has grown significantly in recent years through both acquisition and the opening of additional locations. We continue to evaluate opportunities to expand our number of retail stores. Our management expects that the bulk of our growth in the coming 12 months will come from additional locations we plan to open in the metro areas in which we already have a retail presence. We believe this focused growth will allow us greater efficiencies in staffing, merchandising, management and advertising. We also continue to explore acquisition opportunities, focused on operations in existing or contiguous geographic areas.

In addition to our retail locations, we operate two websites that are not specifically tied to any physical location: www.AmericanGoldAndSilverExchange.com provides clients the ability to mail their unwanted valuables to us for evaluation and purchase; www.USBullionExchange.com facilitates real time trading in all common precious metal bullion products.

Wholesale

Our Fairchild International (“Fairchild”) division is one of the country’s leading dealers of pre-owned fine watches. Fairchild supplies over 1,100 regional jewelry stores across the country, with pre-owned Rolexes and aftermarket Rolex accessories such as bands, bezels and dials. A dealer-only online catalog of Fairchild’s fine watch inventory can be found at our web site at www.Fairchildwatches.com.

In addition to Fairchild, we transact a significant amount of business with wholesalers and other companies in our industry. This transactional activity occurs at industry-specific trade shows held periodically throughout the year, during in-person and telephonic sales calls~~,~~ and on industry trade websites that facilitate wholesale trades for our industry.

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

In 2012 we entered into a strategic partnership with AJLR LLC, (“AJLR”) whereby AJLR manufactures jewelry for DGSE, based on our designs and utilizing parts of DGSE's diamond stock along with gems sourced from other third parties. This relationship allows DGSE to sell high-quality fashion jewelry to our customers, for significantly lower prices than many of our competitors. AJLR jewelry is sold by DGSE on a consignment basis. In addition to the jewelry inventory purchased from AJLR and our customers, we maintain relationships with numerous other consignment vendors across the country, which supply us with new and estate jewelry. Any sales made from this consignment jewelry stock are settled with our consignment vendors on a monthly or quarterly basis.

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

NTR is our principal wholesaler of bullion products. Several other bullion wholesalers compete for our business on a regular basis.

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

Scrap

Individual and wholesale customers sell their unwanted jewelry and other precious metals items to us at all of our retail locations. Roughly 65% of our advertising budget is dedicated to the purchase of unwanted valuables from the public, and as a result, our main source of profit in 2012 was directly attributable to scrap gold, silver, platinum and palladium purchases. After we have purchased these valuables, they are processed at a centralized clearing house, where expert jewelers, gemologists and watchmakers sort items into three main resale categories: Retail Appropriate, Wholesale Appropriate and Refiner Appropriate. Those items deemed appropriate for resale at one of our retail locations are cleaned, serviced and repaired by our experienced jewelers so that they are in a like-new condition. The vast majority of these items are then individually tagged with a Radio Frequency Identification (“RFID”) tracking system tag, placed on our e-commerce websites and sent to one of our retail locations for future retail sales. Other items that are not appropriate for our retail locations are grouped into wholesale lots and liquidated at national trade shows or through in-person dealer to dealer transactions. Items that are not appropriate for either retail or wholesale purposes are sent to the refiner and refined into bullion, which is typically sold to the refiner.

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

Future Expansion

We have traditionally expanded by establishing new start-up locations and acquiring exiting retail locations, and we plan to continue to focus efforts in both areas. We plan to continue to expand our presence in our existing geographic markets, and we will consider other markets that meet our risk/reward considerations. We believe that such expansion will continue to provide economies of scale in marketing, administration, sales and operations management, and will allow us to leverage our critical subject matter experts. By concentrating multiple retail outlets in regional and local markets, we seek to expand marketing penetration, enhance name recognition and leverage marketing programs.

Our stores can broadly be categorized into two categories: anchor stores and satellite stores. Anchor stores tend to be larger stores, carrying a fuller line of products. These stores will typically be the primary or only store in a given geography, and be in more highly populated areas. Satellite stores will typically be smaller, have less depth of retail inventory, and be more focused on scrap buying. These stores will typically be secondary stores in a given geography, or be located in more rural areas. These definitions are fluid and somewhat subjective, but serve to broadly illustrate one way of viewing our current locations, and future expansion.

The following chart provides a proforma view of what “typical” store financials would look like in each category, although no individual store will exactly fit these profiles. These results would be expected once a new store reaches “maturity” which is estimated to be 24 months for an anchor store and 18 months for a satellite store.

	Anchor Store	Satellite Store

Revenue	$5,000,000	$1,200,000
Cost of Sales	4,350,000	864,000
Gross Profit	650,000	336,000
Gross Margin %	13%	28%

SG&A	500,000	250,000

Pre-Tax Operating Income	$150,000	$86,000

Anchor stores will tend to sell more bullion and jewelry than satellite stores and draw from a larger population pool, and therefore are expected to have significantly higher sales. Conversely it’s expected with this higher mix of bullion sales, these stores will generate lower average margins. Higher expenses for anchor stores are driven by higher rents related to larger stores in more densely populated areas, and more store personnel.

We estimate that it costs between $40,000 and $100,000 to open an anchor store, and between $25,000 and $60,000 to open a satellite store. While we are evaluating a wide variety of expansion opportunities, we expect to focus on expanding in current or contiguous geographic markets, and therefore will primarily be opening additional satellite locations. We currently plan to open between 8 to 12 new locations in 2013. In addition we continue to explore acquisitions of individual stores or chains, where they can be opportunistically acquired at low cost, and be accretive to earnings in a very short period.

Our ability to expand is subject to numerous unpredictable factors, which may be out of our control. These factors include the availability of suitable acquisition candidates or attractive retail sites on suitable terms. In addition, our plans are also affected by changes in the local or national regulatory environment, availability of qualified retail management and personnel, local and regional competition, macroeconomic factors affecting our business segments, and the availability of capital to support our expansion plans.

Sales and Marketing

All of our activities rely heavily on local television, radio, print, and digital media. Marketing activities emphasize our broad array of products, staff expertise and price point advantages compared to our competition. In Fiscal 2012 we spent $4,660,595 on advertising, which includes costs for traditional and digital media, in-store displays, brochures and informational pamphlets, production fees and other related items.

Seasonality

The retail and wholesale jewelry business is seasonal. We realized 28.7% and 29.4% of our annual sales in the fourth quarters of Fiscal 2012 and Fiscal 2011, respectively.

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

The bullion and rare coin industry in which we compete is dominated by substantially larger enterprises which retail and wholesale bullion, rare coin and other precious metal products through traditional store front locations and via the internet.

We compete in these industries by taking advantage of core competencies in the following areas:

•	Pricing – We offer competitive or industry leading price points across all of our product lines.

•	Selection – We offer a wide variety of inventory in each one of our product lines. This diverse selection allows us to market to the widest variety of potential clients while immediately delivering items that competitors may have to back order.

•	Brick and Mortar Locations – We choose retail locations that simultaneously meet our client’s geographical needs while also providing a safe and attractive location to conduct business.

•	Web Portals – Our websites allow clients who are located both inside and outside of our brick and mortar footprint to conduct business with us in an efficient and cost effective manner.

•	Staff – We employ a staff of experts with significant backgrounds in their respective fields. When coupled with our corporate training programs, management structure and incentives for continuing education we are able to proudly field one of the nation’s best groups of client facing sales associates.

•	Brand – We’ve spent millions of dollars advertising our brands and have spent countless hours reinforcing that marketing message with our clients on an individual basis. As a result, current and prospective clients place a significant amount of trust in our brands. The fact that we are publicly traded also gives us a foundation of trust for many consumers.

•	Market Maker –While many of our competitors only buy or only sell, we provide two way markets in all of our product lines.

Employees

As of December 31, 2012, we employed 173 individuals, 159 of whom were full time employees.

Available Information

Our website is located at www.DGSE.com. Through Investor Relations section of this website, we make available free of charge all of our filings with the SEC and press releases. In addition, a complete copy of our Business Conduct and Ethics Policy, our Related Party Transactions Policy and charters for our Audit and Compensation Committees are available through this website, as well as information on how to communicate with our Board of Directors.

Discontinued Operations

In March of 2012, the Company decided to discontinue the operations of its Superior Galleries (“Superior”) subsidiary due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The Company officially discontinued the Superior business on June 8, 2012 but incurred some additional losses in the balance of 2012 related to wrapping up operations. The operating results and any gain or loss on the disposition of Superior assets of the for the years ended December 31, 2012 and 2011 have been reclassified as discontinued operations in the consolidated financial statements.

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

After final adjustments, the excess of purchase price over tangible assets acquired was calculated at $3,412,896. This excess value is attributed to the “Southern Bullion Coin & Jewelry” trade name is being treated as an intangible asset, with a 15-year life.

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

While we currently plan to continue and expand use of the trade name indefinitely, as a matter of conservatism, we believe that using a 15-year life is appropriate. Given this determination, this intangible asset valued at $3,412,896 is being amortized over its 15-year life, generating a non-cash amortization expense of $227,526 annually. In Fiscal 2012 and Fiscal 2011 we recognized $227,526 and $56,882, respectively, in amortization expense related to this intangible asset. SBT had no other amortization expense for Fiscal 2012 or Fiscal 2011. As of December 31, 2012 this intangible asset had a net book value of $3,128,487.

The operating results of SBT have been included in the consolidated financial statements since the acquisition date of September 14, 2011. The amounts of SBT’s revenue and earnings included in our consolidated statement of operations for Fiscal 2011 were:

	Revenue	Earnings

Actual from 9/14/2011 to 12/31/2011	$12,857,102	$1,378,655

The revenue and earnings of the combined entity had the acquisition date been January 1, 2011 are as follows:

	Revenue	Earnings

Fiscal 2011 combined entity proforma	$175,953,033	$3,808,139

Research & Development

We do not actively engage in research and development activities. As a result, we spent $0 in 2012 and 2011 on research and development.

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

On July 19, 2012, we entered into that certain Loan Agreement with NTR, dated July 19, 2012, by and between NTR and us (the “Loan Agreement”), pursuant to which NTR agreed to provide us a guidance line of revolving credit in an amount up to $7,500,000. In connection with the Loan Agreement, we granted a security interest in the securities and the respective personal property of each of our subsidiaries. If we were to default under the terms and conditions of the Loan Agreement, NTR would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. As of December 31, 2012, the outstanding balance of the loan was $3,583,358.

The voting power in our company is substantially controlled by a small number of stockholders, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to our stockholders.

NTR is our largest shareholder. NTR owns 5,037,642 shares of our common stock, representing 41.37% of our total outstanding shares of common stock, and has voting control over a total of 53.9% of our current voting securities by virtue of a proxy that NTR holds over all of the shares of our common stock that are owned by Dr. L.S. Smith, our former Chief Executive Officer and Chairman. Consequently, NTR is in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of our Board and any action requiring the approval of shareholders, including any amendments to our governing documents, mergers or sales of all or substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and make some transactions more difficult or impossible without the support of NTR. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock

We are currently involved in a sales tax dispute with the State of Texas, and there is no guarantee that we will be able to obtain a favorable result.

The Comptroller of Public Accounts of the State of Texas (the “Comptroller”) alleged in December 2010 that we owe approximately $4.4 million in unpaid sales tax for the period from March 1, 2006 through November 30, 2009 (the “Sales Tax Deficiency”), plus penalty of approximately $440,000 and accrued interest, as of December 17, 2010, of approximately $600,000. Interest has continued to accrue since that time. The Comptroller has informally agreed to reduce the Sales Tax Deficiency by approximately $960,000, so the remaining deficiency is approximately $3.4 million plus penalty and interest. The primary contested issue in this dispute arose over the characterization of certain transactions between us and NTR, our largest shareholder. We believe that those transactions are not subject to sales tax, including because the transactions constitute bullion sales. However, the Comptroller has taken the position that those sales constitute sales of jewelry or scrap metal and are subject to sales tax. We are disputing this characterization with the Comptroller. As of the date of this Form 10-K, this dispute has not been resolved. The sales tax matter may continue for some time, and there is no guarantee that we will be successful in eliminating or even reducing the Sales Tax Deficiency. If we are required by the State to repay the entire Sales Tax Deficiency, we could face a liquidity shortfall, which could negatively affect our profitability, business operations, reputation and investor confidence.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We own a 20,546 square foot facility at 11311 Reeder Road, Dallas, Texas which houses our largest retail operation and our principal executive offices. The land and buildings are subject to a mortgage maturing in August 2016, with a principal balance outstanding of approximately $1,957,678 as of December 31, 2012.

We lease various properties across the eight states in which we currently operate. These leases have a wide variety of terms, rents and expiration dates. The following table provides a summary of all materially significant locations out of which we and our subsidiaries operate.

			Square
Location	Use	Rent/Own	Footage
Addison, TX*	SBT HQ	Rent	1,925
Allen, TX	DGSE	Rent	1,325
Anderson, SC	SBT	Rent	1,400
Arlington, TX	DGSE	Rent	2,824
Asheville, NC	SBT	Rent	1,200
Atlanta, GA	SBT	Rent	5,066
Birmingham/Trussville, AL	SBT	Rent	1,000
Charleston, SC	Charleston Gold & Diamond	Rent	2,678
Chattanooga, TN	SBT	Rent	3,090
Chicago, IL	Bullion Express	Rent	4,234
Cleveland, TN	SBT	Rent	1,600
Columbus, GA	SBT	Rent	855
Dallas, TX*	DGSE/HQ	Own	20,456
Dallas, TX*	DGSE/HQ	Rent	4,500
Dallas, TX	DGSE	Rent	3,338
Dallas, TX	DGSE	Rent	2,100
Dalton, GA	SBT	Rent	3,125
Daphne, AL	SBT	Rent	1,000
Decatur, AL	SBT	Rent	1,700
Destin, FL	SBT	Rent	1,400
Euless, TX	DGSE	Rent	2,158
Florence, AL	SBT	Rent	1,152
Fort Worth, TX	DGSE	Rent	2,459
Greenville, SC	SBT	Rent	1,000
Hoover, AL	SBT	Rent	1,240
Huntsville, AL	SBT	Rent	2,000
Johnson City, TN	SBT	Rent	1,500
Mobile, AL	SBT	Rent	2,500
Montgomery, AL	SBT	Rent	1,400
Northport/Tuscaloosa, AL	SBT	Rent	1,000
Opelika, AL	SBT	Rent	1,250
Oxford, AL	SBT	Rent	2,750
Pensacola, FL	SBT	Rent	1,200
Prattville, AL	SBT	Rent	1,568
Ringgold, GA	SBT	Rent	1,500
Southlake, TX	DGSE	Rent	1,400

Notes:

*	SBT and DGSE will combine their corporate offices in a new 4,500 square foot location in April 2013.

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

Also, in connection with the Accounting Irregularities, and the subsequent halt in trading of our common stock on the Exchange, we have received notice of two lawsuits that have been filed.  The first, Civil Action No. 3:12-cv-3664 filed in the United States District Court for the Northern District of Texas, on September 7, 2012, entitled Grant Barfuss, on behalf of himself and all others similarly situated vs. DGSE Companies, Inc.; L.S. Smith, John Benson and William Oyster.  This is a complaint alleging violations of the securities laws and seeks unspecified damages.  Plaintiffs allege that certain public filings in 2010 and 2011 were false and misleading.  The second suit, Case No. 3:12-cv-03850 in the United States District Court for the Northern District of Texas, was filed on September 21, 2012, by Jason Farmer and is entitled Jason Farmer, Derivatively on Behalf of Nominal Defendant DGSE Companies, Inc., Plaintiff, v. William H. Oyster, James D. Clem, William Cordeiro, Craig Alan-Lee, David Rector, L.S. Smith, and John Benson, Defendants, and DGSE Companies, Inc., Nominal Defendant.  This suit has been filed against DGSE, as a nominal defendant, and against certain and former officers and directors.  The plaintiff asserts that certain statements made in our proxy materials were false and misleading, that the defendants breached fiduciary duties owed to DGSE, for abuse of control, and seeks unspecified compensatory and exemplary damages, along with certain corporate governance changes, for the benefit of DGSE. DGSE intends to defend itself vigorously in these matters.

On November 29, 2011, we and our subsidiary, Superior, entered into a settlement agreement with FASNAP Corporation (“FASNAP”) in relation to a lawsuit filed against us in California. The lawsuit resulted from a transaction in which we mistakenly sold rare coins that had been in Superior’s possession prior to our acquisition of Superior. After the coins were sold, it was discovered that these coins belonged to FASNAP and that they had not given us authorization to sell the coins. Under the terms of the settlement, we returned the remaining coins which were still in our possession, and we agreed to pay FASNAP the approximate market value of those coins which had been sold. The total cost of the agreement was $2,560,713. Upon review of the facts leading to the lawsuit and settlement, our management believes that under U.S. GAAP, we had sufficient information to accrue for this settlement as a contingent loss, as early as the fiscal year ended December 31, 2009 (“Fiscal 2009”). As a part of the prior year restatement, we recognized this accrual in Fiscal 2009 through a reduction to retained earnings.

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

We are currently discussing, both internally among the members of our Board of Directors and with our outside counsel, whether it is in the best interest of the Company and its shareholders to pursue legal action against those officers and providers of professional services who were involved in the Accounting Irregularities. We have not made any determinations on this matter as of the date of this Form 10-K.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the Exchange under the symbol “DGSE.” On April 17, 2012, we filed a Current Report on Form 8-K in which we announced that we had received a written notice (the “Notice”) from the Exchange indicating that we were not in compliance with the Exchange’s continued listing criteria set forth in Sections 134 and 1101 of the Exchange’s Company Guide, because we did not timely file our Annual Report on Form 10-K for the year ended December 31, 2011. Trading in our common stock on the Exchange was halted on April 17, 2012.

On October 31, 2012, we filed our 2011. In our 2011 Form 10-K, we restated our Consolidated Financial Statements for the fiscal year ended December 31, 2010 (“Fiscal 2010”) and presented our Consolidated Financial Statements for Fiscal 2011. Due to the lack of audited financial statements for Fiscal 2011, we were unable to timely file our Forms 10-Q for the quarterly periods ended March 30, 2012, and June 30, 2012, however these Forms 10-Q were filed concurrently with Fiscal 2011 Form 10-K. Subsequently, on November 13, 2012 we filed our Quarterly Report on Form 10-Q for the period ended September 30, 2012. On November 15, 2012 we received notice that we had regained compliance with the Exchange’s listing requirements, and our stock began active trading again on that date.

As of March 25, 2013, we had 535 record holders of our common stock.

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

The following quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not reflect actual transactions. High and low bid quotations for the last two years were:

	2012				2011
	High		Low		High	Low

First	$7.90		$6.23		$5.10	$4.15
Second	$7.45	(a)	$7.33	(a)	$7.10	$5.00
Third	$7.43	(a)	$7.43	(a)	$9.96	$7.06
Fourth	$7.43	(b)	$4.64	(b)	$8.34	$7.07

(a)	On April 17, 2012, we received notice from the NYSE MKT LLC that we were not in compliance with the Exchange's continued listing criteria because we did not timely file our Form 10-K for fiscal year 2011. Trading in our securities on the Exchange was halted on April 17, 2012.
(b)	On November 15, 2012, we resumed trading of our securities on the Exchange after filing our Annual Report on Form 10-K for the year ended December 31, 2011, the quarterly report on Form 10-Q for the three months ended March 31, 2012 and the quarterly report on Form 10-Q for the six months ended June 30, 2012. In addition, we filed our quarterly report on Form 10-Q for the nine months ended September 30, 2012 within the prescribed deadline of the SEC.

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

On June 21, 2004, our shareholders approved the adoption of the 2004 Stock Option Plan (the “2004 Plan”) which reserved 1,700,000 shares of our common stock for issuance upon exercise of options to purchase our common stock.  We granted options to purchase an aggregate of 1,459,634 shares of our common stock under the 2004 Plan to certain of our officers, directors, key employees and certain other individuals who provided us with goods and services.  Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our common stock on the date of grant, as determined by the closing bid price for our common stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Plan, as of December 31, 2012, 845,634 have been exercised, 271,500 have expired, and 342,500 remain outstanding.  We have determined to not make any further issuances pursuant to the 2004 Plan, and as a result there are zero options to purchase our common stock available for future grants under the 2004 Plan, excluding options that have either been exercised or remain outstanding.

The following table summarizes options outstanding as of December 31, 2012:

Column (c):
Number of securities remaining
	Column (a):	Column (b):	available for future issuance
	Number of securities to be	Weighted average	under equity compensation
	issued upon exercise of	exercise price of	plans (excluding securities
Plan Category	options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	372,500	2.55	620,000
Equity compensation plans not approved by security holders	None	-	None
	372,500	2.55	620,000

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

Overview of Fiscal 2012

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

We went through significant changes in Fiscal 2012, including a major restatement of prior year results, the engagement of a new independent accounting firm, and the appointment of new individuals to all executive management and senior accounting roles. These changes also prompted many significant changes in the Company’s processes, internal controls and policies. In addition to the impact on our prior year financial results, the recent restatement and resulting investigations and lawsuits had a significant impact on Fiscal 2012 results, which include over $3.2 million in one-time related expenses. Despite the cost, we believe the result of all of these changes is a much stronger company, and much more reliable financial reporting for our shareholders.

We also made significant progress on integrating the SBT business which was acquired in Fiscal 2011, and we are reporting our first full year of results including SBT. We also continued to grow our geographic footprint, with the opening of new stores in five states, while discontinuing the operations of our sole store in California, Superior Galleries.

In addition to internal changes, we weathered a difficult year in many of the business segments in which it operates. According to the World Gold Council (“WGC”), the demand for gold bullion in the United States dropped by 32% on a dollar basis in 2012. Scrap purchases were impacted negatively as well, as the WGC also notes that the worldwide supply of recycled gold, excluding India, dropped by 6% in 2012. There was also much less volatility in gold pricing in 2012, which drove less press coverage and had a direct negative impact on retail level transactions.

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

Impairment of Long-Lived and Amortized Intangible Assets.  We perform impairment evaluations of our long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on our evaluations, no impairment was required as of December 31, 2012 or 2011.

In relation to the acquisition of SBT, described in Item 1, “BUSINESS,” of this Form 10-K, the excess of purchase price over tangible assets acquired was calculated at $3,412,896. After review and analysis, our management believes this excess value should be treated as an Intangible, with a 15-year life. Specifically this intangible value is attributed to the “Southern Bullion Coin & Jewelry” trade name. While our management currently plans to continue and expand use of the trade name indefinitely, as matter of conservatism it believes that using a 15 year life is appropriate. Given this determination, this Intangible asset valued at $3,412,896 is being amortized over its 15 year life, generating a non-cash amortization expense of $227,526 annually. As of December 31, 2012 this intangible asset had a net book value of $3,128,487.

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

In limited circumstances, we exchange merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which we recognize revenue in accordance with Accounting Standards Codification (“ASC”) 845, Nonmonetary Transactions. When we exchange merchandise for similar merchandise and there is no monetary component to the exchange, we do not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When we exchange merchandise for similar merchandise and there is a monetary component to the exchange, we recognize revenue to the extent of the monetary assets received and determines the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

We have a return policy (money-back guarantee).  The policy covers retail transactions involving jewelry and graded rare coins and currency only. Customers may return jewelry and graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry and graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2012 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of December 31, 2012 and 2011 our allowance for returns was $38,876 and $0, respectively.

Accounts Receivable. We record trade receivables when revenue is recognized.   When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  As of December 31, 2012 and 2011, our allowance for doubtful accounts was $24,246 and $0, respectively.

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

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during Fiscal 2012 and Fiscal 2011, respectively.

Restatement of our Consolidated Financial Statements

On March 30, 2012, we filed a Form 12b-25 with the SEC stating that we were unable to file our Annual Report on Form 10-K for the year ended December 31, 2011 by the prescribed filing date. On April 16, 2012 we filed a Current Report on Form 8-K disclosing that our Board had determined the existence of certain Accounting Irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto, which could affect financial information reported since that time. We also announced that we had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to be the second calendar quarter of 2007, should not be relied upon for investment purposes.

On October 31, 2012, we filed our Annual Report on Form 10-K for Fiscal 2011. In this Form 10-K, we restated our Consolidated Financial Statements for Fiscal 2010 and presented our Consolidated Financial Statements for Fiscal 2011. Concurrent to the filing of our Fiscal 2011 Form 10-K, we filed our Forms 10-Q for the quarterly periods ended March 30, 2012, and June 30, 2012. Subsequently, on November 13, 2012 we filed our Quarterly Report on Form 10-Q for the period ended September 30, 2012.

In relation to this significant restatement, the Company implemented many changes in its leadership, corporate governance and internal controls. In addition to engaging new independent auditors, we removed and replaced the Chairman of the Board, the Chief Executive Officer, the President and all senior finance staff members, including the Chief Financial Officer and our previous Controller.

Remediation Efforts To Date Under Current Management

With the appointments of James J. Vierling as Chairman of the Board, Chief Executive Officer and President, C. Brett Burford as Chief Financial Officer, James D. Clem as Chief Operating Officer, along with other key additions, we believe that we have significantly increased the integrity, professionalism, and quality of our senior leadership team.

In order to maintain an effective system of internal controls over financial reporting, we have appointed qualified and experienced senior officers and finance professionals, and implemented appropriate checks and balances on their authority, to ensure the integrity of our financial statements. In addition, management has utilized the expertise of a respected national accounting firm, whom it has engaged to assist management in preparing and documenting an improved system of internal controls. Management has already enacted the following changes, in order to prevent a recurrence of the deficiencies which previously led to the Accounting Irregularities.

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

Changes in Accounting Systems and Financial Reconciliation Procedures

Prior to mid-2010, we used an older, unsupported version of the MAS90 accounting system. In mid-2010, prior management implemented the AccountMate Enterprise Resource Planning system (“AccountMate”). During that process, prior management made significant errors in the set-up, conversion and implementation of AccountMate, which caused discrepancies and irregularities in balancing the detailed subsystem to the general ledger. In early 2012, as we began to prepare our Form 10-K for Fiscal 2011, we recognized these errors.

In order to remediate the errors, management engaged a national consulting firm that specializes in AccountMate. Management believes that the issues identified in early 2012 have been addressed, and we have implemented sufficient controls to ensure inadequate or inappropriate changes to AccountMate are not repeated. We have continued to implement improvements to AccountMate, including added enhancements for Point-Of-Sales transactions, RFID for inventory control, more robust journal entry processes and procedures, more robust periodic reconciliation processes and procedures, and additional detailed cash management reporting. In addition, we utilized a respected, national accounting firm to assist in the reconciliation of prior year inventory discrepancies and to balance the general ledger to our physical inventory counts, as part of the Fiscal 2011 audit and restatement of Fiscal 2010 financial statements.

Changes in Inventory Control Processes and Procedures

Current management identified several weaknesses in the processes and procedures we historically utilized to control our inventory. In order to remediate these deficiencies, we have taken the following steps:

We have created an Inventory Control Department (“ICD”) which reports directly to the Chief Operating Officer. This department’s main purpose is to provide an internally independent reconciliation of the detailed inventory subsystem to the general ledger, and propose appropriate adjustments. All adjustments must be approved by the Chief Operating Officer prior to entry into AccountMate. As part of the reporting process, these inventory adjustments are reviewed by the Controller and Chief Financial Officer, utilizing AccountMate’s system-generated reports, and reconciled to our financial reporting.

Each of our locations performs a monthly blind inventory that is reconciled independently by the ICD and monitored by the Chief Executive Officer and Chief Operating Officer for accuracy and completeness.

The cost requirement for an item to receive a unique inventory item number in the AccountMate Inventory Module has been systematically reduced from $250 to $50, and we plan to continue to reduce this cost ceiling over time.

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

Results of Operations

Comparison of the Years ended December 31, 2012 and 2011

Revenues decreased by $11,282,376 or 8% in Fiscal 2012, to $127,876,610, compared to $139,158,986 in the prior year.  This decrease was primarily the result of an industry-wide reduction in bullion demand, which significantly affected our bullion sales, driving a $7,913,158, or 11% decrease in bullion sales. This decrease was partially offset by additional sales related to the acquisition of SBT stores, which occurred in September of 2011.

Gross Margin increased in Fiscal 2012 by $4,169,318, to $24,284,053 or 19.0% of revenue, compared to $20,144.735 or 14.5% of revenue in the prior year. This increase is due to margin increases in jewelry and scrap sales, as well as a shift in our sales mix away from the low margin bullion business.

Selling, general and administrative expenses increased $11,597,981 or 88% in Fiscal 2012, to $24,802,391 compared to $13,204,410 in the prior year. This increase was entirely driven by one-time costs, the acquisition of SBT in September of 2011, and the opening of additional non-SBT stores. $5,263,573 was incremental expense related to including SBT stores for a full year in 2012, versus a partial year in 2011 results, while $3,495,637 related to the addition of new non-SBT stores in Fiscal 2012. Additionally, the company spent $3,176,884 in Fiscal 2012 in relation to the 2010 restatement completed in 2012 and related legal matters. Excluding these expenses, the Company would have seen a slight decrease in its overall expenses for Fiscal 2012.

Depreciation and amortization increased by $390,697 or 128% in Fiscal 2012, to $696,477 compared to $305,780 in the prior year. $170,644 of this increase was driven by recognizing a full year of amortization related to the SBT intangible asset, versus a partial year in 2011. This remaining increase was driven by new assets related to store openings being placed into service, and amortization of deferred financing costs associated with the renewal of our credit facility.

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences.  For both 2012 and 2011, we were able to utilize net operating loss carry-forwards to reduce taxable income and materially eliminate federal income tax expense for these periods.

We recorded a loss from continuing operations of $1,621,655 in Fiscal 2012, compared to income from continuing operation of $1,600,949 in Fiscal 2011, a reduction of $3,222,604. Excluding $3,176,884 in one-time expenses related to the 2010 restatement completed in 2012 and related legal matters, we would have recorded income from continuing operations of $1,555,229 in Fiscal 2012.

The operations of our Superior Galleries subsidiary were discontinued in July of 2012, and the results for Fiscal 2012 and Fiscal 2011 have been reported as a loss from discontinued operations, net of taxes. A loss of $689,513 was reported for Fiscal 2012, with a loss of $587,414 for Fiscal 2011.

Comparison of the Years ended December 31, 2011 and 2010

Revenues increased by $56,591,065, or 69% in Fiscal 2011, to $139,158,986, compared to $82,567,921 in Fiscal 2010.  This increase was primarily the result of the addition of SBT for a partial year, and a significant increase in bullion and sales, related to the historic volatility in gold prices during the year.

Gross Margin increased in Fiscal 2011 by $7,709,561, to $20,114,735 or 14.5% of revenue, compared to $12,405,174 or 15.0% of revenue in Fiscal 2010.

Selling, general and administrative expenses increased $1,500,757 or 13% in Fiscal 2011, to $13,204,410 compared to $11,703,653 in the prior year. This increase was primarily due to the addition of SBT in September of 2011, and to expenses related to opening new stores.

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

Depreciation and amortization decreased by $108,362 or 26.2% in Fiscal 2011, to $305,780 compared to $414,142 in the prior year. This decrease was driven primarily by the reclassification of Superior Galleries as discontinued operations for Fiscal 2011.

On January of 2010, we entered into an agreement to settle our lawsuit against Stanford International Bank, Ltd. (“SIBL”). As a result of the transaction, SIBL cancelled all our debt obligations to it, including principal and interest. In relation to this transaction, we recognized a $10,548,570 gain in other income in Fiscal 2010. For more details on the SIBL lawsuit and settlement, please see our Annual Report on Form 10-K for Fiscal 2011.

Income tax expense is directly affected by the levels of pretax income and non-deductible permanent differences.  For both 2011 and 2010, we were able to utilize net operating loss carry-forwards to reduce taxable income and materially eliminate federal income tax expense for these periods.

Liquidity and Capital Resources

During Fiscal 2012 and Fiscal 2011, cash (used in) provided by operating activities totaled ($475,175) and $8,014,476, respectively, a decrease of $8,489,651. Cash used in operating activities during 2012 was driven by net losses in Fiscal 2012, as well as by increases in inventories and prepaid expenses, and partially offset by reductions in trade receivables and customer deposits.

During Fiscal 2012 and Fiscal 2011, cash used in investing activities totaled $878,831 and $70,682, respectively, an increase from Fiscal 2011 of $808,149. The cash used in both years was primarily the result of investments in property and equipment, mostly related to opening new stores. In Fiscal 2012 this was partially offset by $59,313 in net proceeds from investing activities. In Fiscal 2011 cash used in investing activities was largely offset by $456,015 in cash acquired as part of the acquisition of SBT.

During Fiscal 2012 and Fiscal 2011, cash used in financing activities totaled $373,232 and $1,262,972, respectively, a decrease of $889,740. These cash flows were the result of borrowings and repayments of loans, and payments on capital leases. The decrease in Fiscal 2012 was due to lower net payments on outstanding debt, primarily due to lower payment requirements under our new line of credit with NTR.

On July 19, 2012, we entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)—upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between us and Texas Capital Bank, and additional proceeds are expected to be used as working capital in the ordinary course of business. As of December 31, 2012, the outstanding balance of the loan was $3,583,358.

We expect our capital expenditures to total approximately $1,000,000 during the next twelve months. These expenditures will be largely driven by new store openings, as well as expenditures related to the relocation of our corporate office. It is anticipated that these expenditures will be funded from working capital. As of December 31, 2012 there were no commitments outstanding for capital expenditures.

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

On October 17, 2007, we purchased a retail location and administrative offices in Dallas, Texas.  In connection with the purchase we assumed a loan with a remaining principal balance at that time of $2,323,484 and an interest rate of 6.70%.  The loan has required monthly payments of $20,192 with a balloon payment of $1,589,522 due on August 1, 2016. As of December 31, 2012, the outstanding balance of the loan was $1,957,678.

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

On May 29, 2012, we engaged the firm of Whitley Penn LLP (“Whitley Penn”) as our principal independent accountant to audit our financial statements. The members of our board of directors unanimously approved the engagement of Whitley Penn.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Based upon the evaluation required by Section 13a-13(b) of the Securities Exchange Act of 1934, as amended, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures, as of December 31, 2012, were not effective.

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting of the Company. Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. On the basis of that assessment, management determined that the internal controls over financial reporting were not effective as of that date, because we did not maintain effective controls over certain account reconciliations, which constituted a material weakness in these internal controls. Specifically, account reconciliations associated with inventory, depository accounts, and fixed assets accounts lacked sufficient supporting documentation and were not reviewed in a satisfactory manner.

During the fiscal quarter ended December 31, 2012, changes occurred that the Company’s management believes have materially improved, or are reasonably likely to materially improve, the Company’s internal control over financial reporting. Specifically, the changes, which the Company’s management believes to represent significant improvements to the Company’s internal controls over financial reporting, include stronger controls around the review and input of journal entries into the accounting system, more robust reconciliation processes, improvements in periodic closing processes and management reporting, additional detailed cash management reporting, improved review and reconciliation of periodic physical inventory counts, and improvements in tracking for bulk inventory items.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2013 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2013 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2013 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2013 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2013 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

DGSE Companies, Inc.

(Registrant)

By:	/s/ James Vierling	Dated: March 28, 2013
James Vierling
Chairman of the Board,
Chief Executive Officer,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James Vierling	Dated: March 28, 2013
James Vierling
Chairman of the Board,
Chief Executive Officer,
President

By:	/s/ James D. Clem	Dated: March 28, 2013
James D. Clem
Chief Operating Officer and
Director

By:	/s/ C. Brett Burford	Dated: March 28, 2013
C. Brett Burford
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

By:	/s/ William P. Cordeiro	Dated: March 28, 2013
Director

By:	/s/ Craig Alan-Lee	Dated: March 28, 2013
Director

By:	/s/David Rector	Dated: March 28, 2013
Director

27

Index to Exhibits

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		x	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992	×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate	×	S-4	January 6, 2007	4.1

10.1	Eighth Amendment to Loan Agreement, dated as of June 3, 2010, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	June 3, 2010	99.2

10.2	Ninth Amendment to Loan Agreement, dated as of June 22, 2011, by and between DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	July 14, 2011	99.2

10.3	Agreement and Plan of Merger, dated as of September 12, 2012, among DGSE Companies, Inc., SBT, Inc., Southern Bullion Trading, LLC, NTR Metals, LLC and the Members of Southern Bullion Trading, LLC	×	8-K	September 16, 2011	10.1

10.4	Lock-up Agreement, dated September 12, 2012, by and among DGSE Companies, Inc. and certain shareholders	×	8-K	September 16, 2011	10.2

10.5	Escrow Agreement, dated September 12, 20121, by and among DGSE Companies, Inc., NTR Metals, LLC, and Compass Bank	×	8-K	September 16, 2011	10.3

10.6	Form of Option Grant Agreement	×	8-K	September 16, 2011	10.4

10.7	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders	×	8-K	September 16, 2011	10.5

10.8	Securities Purchase Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC	×	8-K	September 16, 2011	10.6

10.9	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC	×	8-K	September 16, 2011	10.7

10.10	Debt Cancellation Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC	×	8-K	October 28, 2011	10.1

10.11	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC	×	8-K	October 28, 2011	10.2

10.12	Reservation of Rights and Eleventh Amendment to Loan Agreement and other Loan Documents, dated June 21, 2012, by and among DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	June 27, 2012	10.1

10.13	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC	×	8-K	July 20, 2012	10.1

10.14	Guaranty and Security Agreement, dated July 19, 2012, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC	×	8-K	July 20, 2012	10.2

10.15	Revolving Credit Note granted in favor of NTR Metals, LLC	×	8-K	July 20, 2012	10.3

10.16	Offer Letter to C. Brett Burford dated August 28, 2012	×	8-K	September 6, 2012	10.1

10.17	First Amendment to Employment Agreement, dated September 1, 2012, by and between DGSE Companies, Inc. and James D. Clem	×	8-K	September 6, 2012	10.1

10.18	First Amendment to Employment Agreement, dated September 25, 2012, by and between DGSE Companies, Inc. and James D. Clem	×	8-K	October 10, 2012	10.1

10.19	Form of Executive Employment Agreement, dated November 1, 2011, by and between Dr. L.S. Smith and DGSE Companies, Inc.	×	8-K	October 10, 2012	10.1

10.20	Employment Agreement, dated October 25, 2012, by and between DGSE Companies, Inc. and James J. Vierling	×	8-K	October 26, 2012	10.1

10.21	Tenth Amendment to Loan Agreement, dated October 27, 2011, by and between the Registrant and Texas Capital Bank, N.A.	×	8-K	November 8, 2011	10.1

14.1	Business Conduct & Ethics Policy	×	10-K/A	December 19, 2012	10.1

16.1	Letter Regarding Change in Certifying Accountant	×	8-K	June 4, 2012	16.1

21.1	Subsidiaries of the Registrant		×	10-K/A	December 19, 2012	10.1

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by James J. Vierling	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James J. Vierling	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	×

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DGSE Companies, Inc.

We have audited the accompanying consolidated balance sheets of DGSE Companies, Inc. and subsidiaries (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP
Dallas, Texas
March 28, 2013

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$4,911,087	$5,976,928
Trade receivables, net of allowances	718,501	1,578,892
Inventories	11,932,729	10,717,291
Prepaid expenses	321,709	84,971
Current assets related to continuing operations	17,884,026	18,358,082

Assets related to discontinued operations	-	1,253,676

Total current assets	17,884,026	19,611,758

Property and equipment, net	4,849,937	4,478,957
Intangible assets, net	3,169,840	3,397,367
Other assets	211,069	160,491

Total assets	$26,114,872	$27,648,573

LIABILITIES
Current Liabilities:
Line of credit	$-	$2,999,887
Current maturities of long-term debt	146,949	451,674
Current maturities of capital leases	28,285	21,184
Accounts payable-trade	3,561,794	1,497,492
Accrued expenses	1,250,319	3,017,394
Customer deposits and other liabilities	2,617,592	1,836,748

Current liabilities related to continuing operations	7,604,939	9,824,379

Liabilities related to discontinued operations	-	54,454

Total current liabilities	7,604,939	9,878,833

Line of credit, related party	3,583,358	-
Long-term debt, less current maturities	1,843,062	2,447,336
Capital leases, less current maturities	-	30,914
Total liabilities	13,031,359	12,357,083

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,175,584 and 12,163,943 shares issued and outstanding	121,755	121,639
Additional paid-in capital	34,045,654	33,942,579
Accumulated deficit	(21,083,896)	(18,772,728)
Total stockholders' equity	13,083,513	15,291,490

Total liabilities and stockholders' equity	$26,114,872	$27,648,573

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2012	2011

Revenue:
Sales	$127,876,610	$139,158,986
Cost of goods sold	103,592,557	119,044,251
Gross margin	24,284,053	20,114,735

Expenses:
Selling, general and administrative expenses	24,802,391	13,204,410
Depreciation and amortization	696,477	305,780
	25,498,868	13,510,190

Operating (loss) income	(1,214,815)	6,604,545

Other expense (income) :
Loss on settlement of debt with related party	-	4,360,713
Other (income) expense, net	(60,093)	29,315
Interest expense	306,450	573,215
	246,357	4,963,243

(Loss) income from continuing operations before income taxes	(1,461,172)	1,641,302

Income tax expense	160,483	40,353

(Loss) income from continuing operations	(1,621,655)	1,600,949

Discontinued operations:
Loss from discontinued operations, net of taxes of $0	(689,513)	(587,414)

Net (loss) income	$(2,311,168)	$1,013,535

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.13)	$0.14
Loss from discontinued operations	(0.06)	(0.05)
Net (loss) income per share	$(0.19)	$0.09

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.13)	$0.14
Loss from discontinued operations	(0.06)	(0.05)
Net (loss) income per share	$(0.19)	$0.09

Weighted-average number of common shares
Basic	12,175,361	10,831,971
Diluted	12,175,361	11,201,196

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2010	10,411,682	$104,117	$19,080,390	$(19,786,263)	$(601,756)

Net income				1,013,535	1,013,535

Stock options issued for debt settlement with related party			5,140,713		5,140,713

Stock-based compensation attributable to employees			34,208		34,208

Cancel shares from L. S. Smith	(219,924)	(2,199)			(2,199)

L. S. Smith option exercise	945,634	9,456	(9,456)		-

Cancel Superior shares not converted	(95,278)	(953)	953		-

Stock issued for SBT acquisition	600,000	6,000	5,430,857		5,436,857

Stock issued to NTR for debt forgiveness	400,000	4,000	3,716,000		3,720,000

Stock issued upon conversion of convertible debt	71,429	714	249,286		250,000

Stock issued as compensation for consulting	50,400	504	299,628		300,132

Balances at December 31, 2011	12,163,943	121,639	33,942,579	(18,772,728)	15,291,490

Net loss				(2,311,168)	(2,311,168)

Stock-based compensation attributable to employees			26,826		26,826

Stock issued as compensation for consulting	11,641	116	76,249		76,365

Balances at December 31, 2012	12,175,584	$121,755	$34,045,654	$(21,083,896)	$13,083,513

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2012	2011

Cash Flows From Operating Activities:
Net (loss) income	$(2,311,168)	$1,013,535
Loss from discontinued operations	689,513	587,414
(Loss) income from continuing operations	(1,621,655)	1,600,949

Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	696,477	305,780
Loss on settlement of debt with related party	-	4,360,713
Gain on marketable securities	(59,313)	-
Stock based compensation	26,826	34,208
Amortization of debt discount	-	102,001
Stock issued as compensation for consulting services	76,365	300,132

Changes in operating assets and liabilities:
Trade receivables, net	860,391	(600,569)
Inventories	(1,215,438)	689,648
Prepaid expenses	(236,738)	(56,498)
Other assets	(80,162)	(78,096)
Accounts payable and accrued expenses	297,228	2,320,223
Customer deposits and other liabilities	780,844	(964,015)

Net cash (used in) provided by operating activities of continuing operations	(475,175)	8,014,476

Cash Flows From Investing Activities:
Payments for property and equipment	(938,144)	(534,197)
Proceeds from sales of available-for-sale investments	154,313	7,500
Purchase of available-for-sale investments	(95,000)	-
Cash acquired in SBT acquisition	-	456,015

Net cash used in investing activities of continuing operations	(878,831)	(70,682)

Cash Flows From Financing Activities:
Repayment of debt	(932,890)	(1,236,620)
Net repayment on line of credit	(2,999,887)	-
Proceeds from line of credit with related party	3,583,358	-
Payments on capital lease obligations	(23,813)	(26,352)

Net cash used in financing activities of continuing operations	(373,232)	(1,262,972)

Cash Flows From Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	661,397	(1,436,343)

Net change in cash	(1,065,841)	5,244,479
Cash, beginning of year	5,976,928	732,449
Cash, end of year	$4,911,087	$5,976,928

Supplemental Disclosures:
Cash paid during the period for:
Interest	$269,237	$374,237
Income taxes	-	-

Non cash activities:
Stock issued upon conversion of convertible debt	$-	$250,000
Stock issued to NTR for debt forgiveness	$-	$3,720,000
Stock issued for SBT acquisition	$-	$5,436,857
Equipment purchased with capital lease	$-	$78,450
Stock issued for debt settlement with related party	$-	$5,140,713
Cashless exercise of options by L.S. Smith	$-	$9,456

The accompanying notes are an integral part of these consolidated financial statements.

DGSE Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Note 1 – Summary of Accounting Policies and Nature of Operations

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations

DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), sell jewelry and bullion products to both retail and wholesale customers throughout the United States through its facilities in Alabama, Florida, Georgia, Illinois, South Carolina, North Carolina, Tennessee, and Texas, and through its various internet sites.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries.  All material intercompany transactions and balances have been eliminated.

Restatement of our Consolidated Financial Statements

The Company was obligated to file its Annual Report on Form 10-K for the year ended December 31, 2011 (“Fiscal 2011”) by March 30, 2012. On March 30, 2012, the Company filed a Form 12b-25 with the Securities and Exchange Commission (the “SEC”) stating that the Company was unable to file the Form 10-K by the prescribed filing date. On April 16, 2012  the Company filed a Current Report on Form 8-K disclosing that its Board of Directors (the “Board”) had determined the existence of certain accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time. The Company also announced that we had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to be the second calendar quarter of 2007, should not be relied upon.

On October 31, 2012 the Company filed its Annual Report on Form 10-K for the period ended December 31, 2011. In this Form 10-K, the Company restated its Consolidated Financial Statements for the fiscal year ended December 31, 2010 (“Fiscal 2010”) and presented its Consolidated Financial Statements for Fiscal 2011. Due to the lack of audited financial statements for Fiscal 2011, the Company was unable to timely file its Forms 10-Q for the quarterly periods ended March 30, 2012, and June 30, 2012, however these Forms 10-Q were filed concurrently with Fiscal 2011 Form 10-K. Subsequently, on November 13, 2012 the Company filed its Quarterly Report on Form 10-Q for the period ended September 30, 2012.

On December 19, 2012 the Company filed Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year-ended December 31, 2011, to provide additional quarterly information in relation to the periods covered, and a tabular reconciliation of the restated amounts to originally reported information.  No changes were made to the original 10-K other than the addition of quarterly information to Items 7 and 8.

Further information on the Accounting Irregularities and the subsequent restatement of results can be found in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, and Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year-ended December 31, 2011.

In addition to engaging new independent auditors, the Company has removed and replaced the Chairman of the Board, the Chief Executive Officer, the President and all senior finance staff members, including the Chief Financial Officer and its previous Controller.  Since the departure of all individuals who had critical decision making authority during the Accounting Irregularities, the Company has had very limited access to most of these individuals. As a result, the reasoning behind or motivation for the many and significant Accounting Irregularities remains largely unknown. The Company’s current management has focused a very significant amount of time, energy, money and human resources on uncovering and correcting these Accounting Irregularities to provide our shareholders with restated information that can be relied upon for investment purposes, as well as assurance that financial information provided by the Company going forward is true and correct and may be properly relied upon.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheet approximates fair value.

Investments in Marketable Equity Securities

Marketable equity securities are categorized as available-for-sale and carried at fair value.  Unrealized gains and losses for available-for-sale securities are included as a component of stockholders’ equity net of tax until realized.  Realized gains and losses on the sale of securities are based on the specific identification method.  The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.  If the decline in the fair values is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statements of operations. As of December 31, 2012 and 2011 the Company had no investments in marketable securities.

Inventories

All inventory is valued at the lower of cost or market. The Company acquires a majority of its inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and collectibles. The Company acquires these items based on its own internal estimate of the fair market value of the items at the time of purchase. The Company considers factors such as the current spot market price of precious metals and current market demand for the items being purchased.  The Company supplements these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on the Company’s balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance.  The majority of the Company’s inventory has some component of its value that is based on the spot market price of precious metals.  Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of the Company's inventory and could positively or negatively impact the profitability of the Company.  The Company regularly monitors these fluctuations to evaluate any necessary impairment to its inventory.

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

Impairment of Long-Lived Assets

The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on the Company’s evaluations no impairment was required as of December 31, 2012 or 2011.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, short-term debt, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The line of credit, related party does not bear a market rate of interest. Management believes that, based on the Company’s situation at the time the line was negotiated, it could not have obtained comparable financing, and as such can’t estimate the fair value of the line of credit, related party. The carrying amounts reported for the Company’s long-term debt, capital lease and previous line of credit approximate fair value because substantially all of the underlying instruments have variable interest rates which adjust frequently or the interest rates approximate current market rates. None of these instruments are held for trading purposes.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $4,660,595 and $2,226,594, for 2012 and 2011, respectively. The current year increase is due to the acquisition of SBT and the opening of additional stores.

Accounts Receivable

The Company records trade receivables when revenue is recognized.  No product has been consigned to customers.  When appropriate, the Company will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  As of December 31, 2012 and 2011, our allowance for doubtful accounts was $24,246 and $0, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

The Company accounts for its position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2012 and 2011.

The Company's federal income tax returns for the years subsequent to December 31, 2008 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2007. The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. The Company recognizes accrued interest and penalties resulting from audits by tax authorities in the provision for income taxes in the consolidated statements of operations. During 2012 and 2011, the Company did not incur any interest or penalties.

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

The Company has a return policy (money-back guarantee).  The policy covers retail transactions involving jewelry and graded rare coins and currency only. Customers may return jewelry and graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry and graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2012 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of December 31, 2012 and 2011 our allowance for returns was $38,876 and $0, respectively.

Fair Value Measures

The Company follows ASC 820, Fair Value Measurements and Disclosure. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values. These tiers include:

Level 1	—	Quoted prices for identical instruments in active markets;
Level 2	—	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and
Level 3	—	Instruments whose significant inputs are unobservable.

When appropriate the Company utilizes fair value techniques to evaluate the need for potential impairment losses related to goodwill and intangible assets not subject to amortization pursuant to ASC 350, Intangible—Goodwill and Other and long-lived assets pursuant to ASC 360, Property, Plant and Equipment. The Company calculates estimated fair value using Level 3 inputs, including the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections. The Company has no goodwill or intangible assets not subject to amortization for either Fiscal 2012 or Fiscal 2011.

Shipping and Handling Costs

Shipping and handling costs are included in selling general and administrative expenses, and amounted to $280,887 and $261,191, for 2012 and 2011, respectively.

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

Comprehensive Income

The Company reports all changes in comprehensive income in the consolidated statements of changes in stockholders’ equity, in accordance with the provisions of ASC 220, Comprehensive Income. There were no items affecting comprehensive income for Fiscal 2012 and 2011.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense for Fiscal 2012 and 2011 includes compensation expense for new stock-based awards and for stock-based awards granted prior to, but not yet vested, as of January 1, 2008.

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

Reclassification

As a result of the discontinuance of Superior Galleries’ operations, the Company has reclassified certain prior year amounts in the accompanying consolidated balance sheet related to inventory, property and equipment, accrued liabilities and long-term debt to conform to the Company’s fiscal year 2012 presentation

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements and Disclosures, to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendment is effective during interim and annual periods beginning after December 15, 2011. We have adopted this guidance at the beginning of fiscal year 2012 and the adoption of this amendment did not have any impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment will instead require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The amendment is effective for fiscal years beginning after December 15, 2011. We have adopted this guidance at the beginning of fiscal year 2012 and the adoption of this amendment did not have any impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This statement requires companies to disclose the amounts reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The amendment is effective for periods beginning after December 15, 2012. The adoption of this guidance is expected to have no impact on our consolidated results of operations or financial position.

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

After final adjustments, the excess of purchase price over tangible assets acquired was calculated at $3,412,896. Previously, we had classified this excess value as Goodwill. After review and analysis, our management believes this excess value should be treated as an intangible asset, with a 15-year life. Specifically, this intangible value is attributed to the “Southern Bullion Coin & Jewelry” trade name.

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

While the Company currently plans to continue and expand use of the trade name indefinitely, as a matter of conservatism, the Company believe that using a 15-year life is appropriate. Given this determination, this intangible asset valued at $3,412,896 is being amortized over its 15-year life, generating a non-cash amortization expense of $227,526 annually. In Fiscal 2012 and Fiscal 2011 the Company recognized $227,526 and $56,882, respectively, in amortization expense related to this intangible asset. SBT had no other amortization expense for Fiscal 2012 or Fiscal 2011. As of December 31, 2012 this intangible asset had a net book value of $3,128,487.

The operating results of SBT have been included in the consolidated financial statements since the acquisition date of September 14, 2011. The amounts of SBT’s revenue and earnings included in our consolidated statement of operations for the year ended December 31, 2011 are:

	Revenue	Earnings

Actual from 9/14/2011 to 12/31/2011	$12,857,102	$1,378,655

The revenue and earnings of the combined entity had the acquisition date been January 1, 2011 are:

	Revenue	Earnings

Fiscal 2011 combined entity proforma	$175,953,033	$3,808,139

Note 3 – Concentration of Credit Risk

The Company maintains cash balances in financial institutions in excess of federally insured limits. Other than NTR, the Company has no retail or wholesale customers that account for more than 10% of its revenues. In 2012, 43% of sales and 22% of purchases were transactions with NTR, and in 2011 these transactions represented 41% of sales and 23% of purchases. NTR accounted for 73% and 65% of the Company’s accounts receivable, as of December 31, 2012 and 2011, respectively. This disproportionately high percentage is due to the fact that virtually all of the Company’s retail sales are on a cash basis, generating no accounts receivable.

Note 4 – Inventories

A summary of inventories at December 31 is as follows:

	December 31,
	2012	2011

Jewelry	6,979,144	4,357,723
Scrap gold	2,354,338	2,181,057
Bullion	1,558,414	1,521,552
Rare coins and Other	1,040,833	2,656,959
	$11,932,729	$10,717,291

Excludes inventory related to discontinued operations, of $0 and $917,934 for December 31, 2012 and 2011, respectively.

Note 5 – Property and Equipment

A summary of property and equipment at December 31, 2012 and 2011, is as follows:

	2012	2011

Building and improvements	$3,328,618	$2,847,843
Machinery and equipment	1,562,144	1,408,736
Furniture and fixtures	417,191	261,488
	5,307,953	4,518,067
Less: accumulated depreciation	(1,618,486)	(1,199,580)
	3,689,467	3,318,487
Land	1,160,470	1,160,470

Total property and equipment	$4,849,937	$4,478,957

Excludes property and equipment related to discontinued operations, of $0 and $284,848 for December 31, 2012 and 2011, respectively.

Depreciation expense was $439,365 and $204,106 for 2012 and 2011, respectively, excluding discontinued operations.

Note 6 – Long-Term Debt and Convertible Debt

The following table details the Company’s long-term debt and convertible debt:

	Outstanding Balance
	December 31,	December 31,	Current Interest
	2012	2011	Rate	Maturity

NTR line of credit (1)	$3,583,358	$-	2.0%	August 1, 2014
Texas Capital Bank note and line of credit (2)	-	3,683,214	6.0%	June 22, 2012
Mortgage payable	1,957,678	2,064,887	6.7%	August 1, 2016
Settlement payment (3)	23,890	136,860	8.0%	February 15, 2013
Notes payable	8,443	13,936	Various	Various
Capital leases (4)	28,285	52,098	17.4%	December 2013

Sub-Total	5,601,654	5,950,995
Less: Capital leases	28,285	52,098
Less: Current maturities	146,949	451,674
Long-term debt	5,426,420	5,447,223
Less: Line of credit (1) (2)	3,583,358	2,999,887
Long term debt, less current maturities	$1,843,062	$2,447,336

(1)	On July 19, 2012, DGSE entered into a Loan Agreement with NTR Metals, LLC, DGSE’s majority stockholder (“NTR”), pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement will terminate–and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds are expected to be used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and will be amortized to interest expense on a straight-line basis over two years.

(2)	Based on the revolving promissory notes payable to the bank, a note of $0 and $2,999,887 at December 31, 2012 and December 31, 2011, respectively, which bears an interest rate of 6% or prime plus 1%, was due June 22, 2012. In addition, the Company held another note of $566,658 which bears an interest rate of 6% or prime plus 1%, and was due in equal monthly payments of $16,667 through June 22, 2012. These notes were secured by all accounts receivable, inventory, property and equipment and intangible assets. The notes contained certain covenants, restricting payment of dividends and requiring the Company to maintain certain financial ratios. The outstanding balance associated with the notes payable and line of credit was repaid on July 19, 2012 in connection with the Loan Agreement with NTR.
(3)	On February 26, 2010, Superior Galleries entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK, LLC for $385,000 to be paid over three years bearing interest at 8%. The lawsuit resulted from a lease transaction entered into by certain officers of Superior Galleries.
(4)	On November 23, 2010, DGSE entered into a capital lease for $78,450 with Direct Capital Corporation for a radio-frequency identification (“RFID”) inventory management solution. The non-cancelable lease agreement required an advanced payment of $5,169 and monthly payments of $2,584 for 36 months at an interest rate of 11.5% beginning in January 2011. At the end of the lease in December 2013, the equipment can be purchased for $1.

Maturities of our long-term obligations over the next five years are as follows:

	Total	2013	2014	2015	2016	2017	Thereafter

Line of credit, related party	$3,583,358	$-	$3,583,358	$-	$-	$-	$-
Long-term debt and capital leases	2,018,296	175,234	122,536	131,003	1,589,523	-	-
Total	$5,601,654	$175,234	$3,705,894	$131,003	$1,589,523	$-	$-

Note 7 - Convertible Debt

On August 16, 2010, the Company offered and sold a total of 5 units, at a purchase price of $100,000 per unit, to three “accredited investors” (an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D (“Regulation D”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), with each unit consisting of (i) 24,286 shares of the Company’s common stock, and (ii) indebtedness of the Company in the principal amount of $50,000 and evidenced by a convertible promissory note, amounting to a sale of a total of 121,430 shares of our common stock and indebtedness in the aggregate principal amount of $250,000, in exchange for aggregate cash consideration of $500,000. Pursuant to the terms of the convertible promissory notes, the unpaid principal balance and unpaid accrued interest on each note was convertible at the option of the lender into a number of shares of the Company’s common stock, determined according to the following schedule: (i) if converted prior to the one-year anniversary of the date of the note, at a rate of one share of our common stock for each $3.50 of principal and accrued interest, (ii) if converted after the one-year anniversary of the date of note but prior to the two-year anniversary of the date of the note, at a rate of one share of our common stock for each $4.00 of principal and accrued interest, (iii) if converted after the two-year anniversary of the date of the note but prior to the three-year anniversary of the date of the note, at a rate of one share of our common stock for each $4.50 of principal and accrued interest, (iv) if converted after the three-year anniversary of the date of the note but prior to the four-year anniversary of the date of the note, at a rate of one share of our common stock for each $5.00 of principal and accrued interest, and (v) if converted after the four-year anniversary of the date of the note, at a rate of one share of our common stock for each $5.50 of principal and accrued interest. There were no underwriters for this private placement, and therefore there were no underwriting discounts or commissions. Because this offer and sale was a private placement of securities, and each offeree represented to us in writing that he or she was an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D, the Company relied upon the exemption of the offer and sale of these shares from the registration requirements of Section 5 of the Securities Act provided by Rule 506 of Regulation D. As a result of this offering, the Company allocated the fair market value to both the shares of our common stock and the indebtedness debt at a cost of $100,000 per unit. Accordingly, the Company recorded a discount of $102,001 for Fiscal 2010.  Prior to the first year anniversary, the balance outstanding under all of the promissory notes were converted into 71,429 additional shares of our common stock at a price of $3.50 per share. The Company determined that there was not a beneficial conversion feature on the effective conversion rates of the convertible notes.

Note 8 – Basic and Diluted Average Share

A reconciliation of basic and diluted average common shares for the years ended December 31, 2012 and 2011 is as follows:

	For the Year Ended December 31,
	2012	2011

Basic weighted average shares	12,175,361	10,831,971
Effect of potential dilutive securities:
Stock options	-	369,225
Diluted weighted average shares	12,175,361	11,201,196

For the years ended December 31, 2012 and 2011, approximately 5,030,000 and 5,000,000 common stock options, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive.

Note 9 – Common Stock

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

On a quarterly basis throughout 2011, we issued common stock totaling 50,400 shares to an independent consultant as compensation. In accordance with ASC 505-50, “Equity-Based Payments to Non-Employees,” measurement of the share-based payment transaction with non-employees was based on the fair value of shares earned. The final 11,641 shares under this agreement were issued in 2012, resulting in an expense of $76,365.

Note 10 – Stock Options

In March 2004, the Company’s Board and the stockholders approved the 2004 Stock Option Plan that provided for incentive stock options and nonqualified stock options to be granted to key employee and certain directors.  The Company’s Board or designated committee established the terms of each option granted under the 2004 Stock Option Plan.  The stock options granted under the plan vested over 1 to 5 years. At December 31, 2012 the Company had no options available for grant and 342,500 options granted and outstanding under the 2004 Stock Option Plan.

In May 2007, the Board and the stockholders approved the 2006 Equity Inventive Plan that provided for incentive stock options and nonqualified stock options to be granted to key employee and certain directors.  The Board of Directors or designated committee established the terms of each option granted under the 2006 Equity Incentive Plan.  The stock options granted under the plan generally vest over 1 to 5 years and have a maximum contractual life of 10 years.  At December 31, 2012 we had 620,000 options available for grant and 30,000 options granted and outstanding under the 2006 Equity Incentive Plan.

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

The following table summarizes the activity in common shares subject to options for the years ended December 31, 2012 and 2011:

	At December 31,
	2012		2011
		Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price

Outstanding at beginning of year	5,547,500	$13.76	1,503,134	$2.01
Granted	-	-	5,000,000	15.00
Exercised	-	-	(945,634)	1.77
Forfeited	(175,000)	2.12	(10,000)	2.19

Outstanding at end of year	5,372,500	$14.21	5,547,500	$13.76

Options exercisable at end of year	5,372,500	$14.21	5,541,500	$13.77

Information about Equity Incentive Plan stock options outstanding at December 31, 2012 is summarized as follows:

	Options Outstanding
		Weighted average	Weighted
		remaining contractual	average	Aggregate Intrinsic
Range of exercise prices	Number outstanding	life*	exercise price	Value
$1.13 to $2.25	330,000	NA	2.22	$1,059,400
$2.26 to $2.82	10,000	NA	2.82	26,100
$2.83 to $4.19	2,500	NA	4.19	3,100
$6.00	30,000	NA	6.00	-
$15.00	5,000,000	3.8	15.00	-
	5,372,500			$1,088,600

* All Options currently issued pursuant to the Company's 2004 and 2006 Employee Stock Option Plans have no expiration date.

	Options Exercisable
		Weighted average	Weighted
		remaining contractual	average	Aggregate Intrinsic
Range of exercise prices	Number outstanding	life*	exercise price	Value
$1.13 to $2.25	330,000	NA	2.22	$1,059,400
$2.26 to $2.82	10,000	NA	2.82	26,100
$2.83 to $4.19	2,500	NA	4.19	3,100
$6.00	30,000	NA	6.00	-
$15.00	5,000,000	3.8	15.00	-
	5,372,500			$1,088,600

* All Options currently issued pursuant to the Company's 2004 and 2006 Employee Stock Option Plans have no expiration date.

The aggregate intrinsic values in the above table were based on the closing price of our common stock of $5.43 as of December 31, 2012.

During 2012 and 2011 the Company recognized $26,826 and $34,208, respectively, of stock-based compensation expense which was recorded in selling, general, and administrative expenses.  At December 31, 2012, there is no unearned stock-based compensation to be expensed in future periods related to unvested stock-based awards.

Note 11 –Litigation

On April 16, 2012, the Company filed a Current Report on Form 8-K disclosing that the Company’s Board had determined the existence of the Accounting Irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto, which could affect financial information reported since that time. On April 16, 2012, the Company also announced that it had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to begin in the second calendar quarter of 2007, should not be relied upon.  The Company brought the Accounting Irregularities to the attention of the SEC in a letter dated April 16, 2012. On June 18, 2012, the Company received written notice that the SEC had initiated a private investigation into the Accounting Irregularities, to determine whether any persons or entities had engaged in any possible violations of the federal securities laws. The Company has cooperated fully, and continues to cooperate fully, with the SEC staff in the investigation. This investigation is still pending as of the date of the filing of this Form 10-K, and there can be no certainty as to the outcome of this investigation, or to the findings of the SEC.

Also, in connection with the Accounting Irregularities, and the subsequent halt in trading of our common stock on the Exchange, the Company has received notice of two lawsuits that have been filed.  The first, Civil Action No. 3:12-cv-3664 filed in the United States District Court for the Northern District of Texas, on September 7, 2012, entitled Grant Barfuss, on behalf of himself and all others similarly situated vs. DGSE Companies, Inc.; L.S. Smith, John Benson and William Oyster.  This is a complaint alleging violations of the securities laws and seeks unspecified damages.  Plaintiffs allege that certain public filings in 2010 and 2011 were false and misleading.  The second suit, Case No. 3:12-cv-03850 in the United States District Court for the Northern District of Texas, was filed on September 21, 2012, by Jason Farmer, Derivatively on Behalf of Nominal Defendant DGSE Companies, Inc., Plaintiff, v. William H. Oyster, James D. Clem, William Cordeiro, Craig Alan-Lee, David Rector, L.S. Smith, and John Benson, Defendants, and DGSE Companies, Inc., Nominal Defendant.  This suit has been filed against DGSE, as a nominal defendant, and against certain and former officers and directors.  The plaintiff asserts that certain proxy statements were false and misleading, that the defendants breached fiduciary duties owed to DGSE, for abuse of control, and seeks unspecified compensatory and exemplary damages, along with certain corporate governance changes, for the benefit of DGSE.  DGSE intends to defend itself vigorously in these matters.

On November 29, 2011, the Company and our subsidiary, Superior, entered into a settlement agreement with FASNAP Corporation (“FASNAP”) in relation to a lawsuit filed against us in California. The lawsuit resulted from a transaction in which mistakenly sold rare coins that had been in Superior’s possession prior to our acquisition of Superior. After the coins were sold, it was discovered that these coins belonged to FASNAP and that they had not given us authorization to sell the coins. Under the terms of the settlement, the Company returned the remaining coins which were still in its possession, and agreed to pay FASNAP the approximate market value of those coins which had been sold. The total cost of the agreement was $2,560,713. Upon review of the facts leading to the lawsuit and settlement, our management believes that under U.S. GAAP, the Company had sufficient information to accrue for this settlement as a contingent loss, as early as the fiscal year ended December 31, 2009 (“Fiscal 2009”). As a part of the prior year restatement, the Company recognized this accrual in Fiscal 2009 through a reduction to retained earnings.

The Texas Comptroller of Public Accounts (the “Comptroller”) conducted a sales and use tax audit of DGSE with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that the Company owes an amount of tax due, plus penalties and interest. The Company submitted a request for redetermination to the Comptroller by letter dated January 13, 2011. By letter dated August 25, 2011, the Comptroller stated that our request for a redetermination hearing has been granted. The hearing has not yet taken place.

The Company is currently discussing, both internally among the members of our Board of Directors and with our outside counsel, whether it is in the best interest of the Company and its shareholders to pursue legal action against those officers and providers of professional services who were involved in the Accounting Irregularities. The Company has not made any determinations on this matter as of the date of this Form 10-K.

Note 12 – Income Taxes

The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

	2012	2011

Tax Expense at Statutory Rate	$(785,797)	$343,610
Valuation Allowance	775,621	(354,684)
Non-Deductible Expenses and Other	10,176	11,074
State Taxes, Net of Federal Benefit	160,483	40,353
Income tax expense	$160,483	$40,353

Current	$160,483	$40,353
Deferred	-	-
Total	$160,483	$40,353

Deferred income taxes are comprised of the following at December 31, 2012 and 2011:

	2012	2011
Deferred tax assets (liabilities):
Inventories	$94,640	$94,640
Stock options and other	45,698	44,195
Alternative Minimum Tax credit carryforward	24,674	24,675
Contingencies and accruals	50,540	622,085
Property and equipment	(552,078)	(372,276)
Capital loss carryover	25,420	25,420
Net operating loss carryforward	9,063,107	7,536,703
Goodwill and intangibles	(22,152)	(21,214)
Total deferred tax assets, net	8,729,849	7,954,228

Valuation allowance	$(8,729,849)	$(7,954,228)

As of December 31, 2012, the Company had approximately $848,019 of net operating loss carry-forwards, related to the Superior Galleries acquisition which may be available to reduce taxable income in future years, subject to the applicable Internal Revenue Code Section 382 limitations. As of December 31, 2012, the Company had approximately $30,695,066 of net operating loss carry-forwards related to Superior Galleries’ post acquisition operating losses and other operating losses incurred by the Company’s other operations. These carry-forwards will expire, starting in 2024 if not utilized. As of December 31, 2012 and 2011, the Company determined based on consideration of all available evidence, including but not limited to historical, current and future anticipated financial results as well as applicable IRS limitation and expiration dates related to the Company’s net operating losses a full valuation allowance should be recorded for its net deferred tax assets.

Note 13 – Operating Leases

The Company leases certain of its facilities under operating leases.  The minimum rental commitments under non-cancellable operating leases as of December 31, 2012 are as follows:

	Total	2013	2014	2015	2016	2017	Thereafter
Operating Leases	$3,288,069	$1,130,851	$909,323	$617,619	$466,109	$164,167	$-

On January 21, 2012 the Company signed a lease with 1585 Holdings, LLC (a sister company of NTR), for 4500 square feet of office space in North Dallas, to be used as the Company’s new corporate headquarters, allowing for the consolidation of SBT corporate operations with legacy DGSE operations. The Company will receive free rent during Fiscal 2013, and will pay $7,500 per month beginning in January of 2014, through the termination of the current lease in December of 2015. The Company expects to move into the space in April of 2013.

Rent expense for Fiscal 2012 and Fiscal 2011 was approximately $1,087,329 and $317,386, respectively, excluding amounts related to discontinued operations. The higher expense in the current year is due to the acquisition of SBT, and to additional new store openings.

Note 14 – Discontinued Operations

In March of 2012, the Company decided to discontinue the operations of its Superior Galleries subsidiary due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The Company officially discontinued operations on June 8, 2012 but continued to incur losses during 2012 for the discontinued operations. The operating results and any gain or loss on the disposition of Superior Galleries assets of the for the years ended December 31, 2012 and 2011 have been reclassified as discontinued operations in the consolidated financial statements as detailed in the table below.

	Year Ended December 31,
	2012	2011

Revenue:
Sales	$3,168,438	$10,468,367

Costs and expenses:
Cost of sales	2,861,477	9,199,484
S,G&A expenses	417,303	1,732,596
Depreciation and amortization	220,384	123,701
	3,499,164	11,055,781

Operating loss	(330,726)	(587,414)

Other (expense)/income, net	(352,476)	-
Interest expense	(6,311)	-
	(358,787)	-

Loss from discontinued operations before income taxes	(689,513)	(587,414)

Income tax expense	-	-

Loss from discontinued operations after income taxes	$(689,513)	$(587,414)

Interest expense reported in discontinued operations relates to only the operations of Superior Galleries, and does not include any allocation of other corporate interest expense. The Company has reclassified certain prior year amounts pertaining to Superior Galleries in the accompanying consolidated balance sheet related to inventory, property and equipment, accrued liabilities and long-term debt to conform to the Company’s fiscal year 2012 presentation

Note 15 – Related Party Transactions

DGSE has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (“Related Party”). Under this policy, all Related Party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with DGSE’s best interests and the best interests of its stockholders. Among other factors, DGSE’s Board of Directors (our “Board”) considers the size and duration of the transaction, the nature and interest of the of the Related Party in the transaction, whether the transaction may involve a conflict of interest and if the transaction is on terms that are at least as favorable to DGSE as would be available in a comparable transaction with an unaffiliated third party. DGSE’s Board reviews all Related Party transactions at least annually to determine if it is in DGSE’s best interests and the best interests of our stockholders to continue, modify, or terminate the Related Party transactions. DGSE’s Related Party Transaction Policy is available for review in its entirety under the “Investor Relations” menu in the “DGSE Companies” section of the Company’s website at www.DGSE.com.

NTR is DGSE’s largest shareholder. In 2012, NTR was also DGSE’s primary refiner and bullion trading partner. In 2012, 43% of sales and 22% of purchases were transactions with NTR, and in 2011 these transactions represented 41% of DGSE’s sales and 23% of our purchases. As of December 31, 2012, we were obligated to pay $1,278,000 to NTR as a trade payable.

On May 25, 2010, the Company entered into a Closing Agreement with NTR and Dr. L.S. Smith, our Chief Executive Officer at that time (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, the Company assigned to NTR our right to repurchase 3,000,000 shares of DGSE’s common stock (the “NTR Acquired Interest”) that were held by SIBL, a right which we acquired pursuant to a Purchase and Sale Agreement (and its subsequent amendments), dated January 27, 2010, by and among DGSE and SIBL. Pursuant to the terms of the Closing Agreement, NTR acquired the NTR Acquired Interest directly from SIBL for a cash purchase price of $3,600,000 paid to SIBL by NTR.

Simultaneously with the closing, NTR granted to Dr. Smith a 4-year proxy (the “NTR Proxy”) on the shares constituting the NTR Acquired Interest. In exchange for NTR’s grant of the NTR Proxy, Dr. Smith granted to NTR an option (the “Option”) to acquire one million (1,000,000) shares of DGSE’s common stock owned by Dr. Smith, at an exercise price of $6.00 per share for the first two years following the anniversary of the closing of the transactions contemplated by the Closing Agreement. The original terms of the Option required NTR to exercise the option in full and not in part. On June 10, 2011, the terms of the Option were modified to allow NTR to exercise the Option in increments of 100,000 shares from June 10, 2011 to July 15, 2011. The Option was subsequently modified to extend the incremental exercise period to August 15, 2011. By August 15, 2011, NTR had completed its purchase pursuant to the Option. Once this purchase was completed, the NTR Proxy terminated and Dr. Smith then granted NTR an irrevocable proxy on his remaining 1,628,014 shares of our common stock. Based on review of Form 4’s filed with the SEC, as of March 25, 2013 Dr. Smith currently owns 1,520,812 shares of DGSE common stock, in relation to which, NTR still holds an irrevocable proxy.

On September 14, 2011, DGSE announced that it had completed its acquisition of 100 % of SBT, of which NTR was the majority owner. Under the terms of the acquisition, DGSE acquired SBT for 600,000 shares of its restricted common stock.

On September 14, 2011 NTR forgave $2,000,000 of payables owed by DGSE, and received 400,000 of DGSE’s restricted shares of common stock. This transaction resulted in a non-cash expense of $1,720,000 recorded as a loss on debt settlement.

On October 25, 2011, we entered into a debt cancellation agreement with NTR, whereby NTR agreed to forgive $2,500,000 of payables owed to NTR by us. In consideration for this debt forgiveness, NTR was granted options to purchase 5,000,000 shares of our common stock, at an exercise price of $15.00 per share (the “NTR Options”). The NTR Options vested immediately upon grant, and expire on October 25, 2016. DGSE estimated the fair value of the NTR Options using the Black-Scholes Option Pricing Model, which estimated a value of $5,140,713 for the NTR Options. Accordingly, DGSE took a non-cash charge of $2,640,713 to stock compensation expense in Fiscal 2011.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and DGSE’s Obligations will be due and payable– upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and additional proceeds are expected to be used as working capital in the ordinary course of business. As of December 31, 2012, the outstanding balance of the loan was $3,583,358.

Estate Gold and Silver, LLC (“Estate Gold”) is 25% owned by James Vierling, DGSE’s Chief Executive Officer and Chairman, and operates five stores in Oklahoma, primarily focused on buying gold, but also engaging in retail sales of jewelry and bullion. The Company has an agreement with Estate Gold to provide operations management services, consisting of: (i) the receipt, inventorying, and re-sale of Estate Gold purchases; (ii) the management of Estate Gold’s payroll, insurance, accounts payable and receivable; (iii) the maintenance of and updates to Estate Gold’s business software; maintenance of the Estate Gold website; and (iv) financial reporting of Estate Gold to its owners. The Company also engages in the purchase or sale of jewelry, bullion and diamonds to Estate Gold, from time to time in the normal course of business. During Fiscal 2012 the Company received $183,650 in fees for services from Estate Gold, and sold $274,624 in products to them. The Company also purchased $96,116 in product from Estate Gold.

Kristen Oyster is the brother of William Oyster, DGSE’s former Chief Executive Officer and Chairman, and is employed by the Company as the head of its numismatic operations. Kristin Oyster received $176,733 in compensation from the Company in Fiscal 2012.

DGSE’s Board has determined that our Audit Committee and Compensation Committee members, William P. Cordeiro, Ph.D., Craig Alan-Lee and David Rector are “independent” under the standards of the SEC and the Exchange.

