Form 10-Q
period 2013-03-31
DGSE COMPANIES INC
filed 2013-05-14
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 1-11048

DGSE Companies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0097334
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15850 Dallas Parkway, Suite 140

Dallas, Texas 75248

(972) 587-4049

(Address, including zip code, and telephone

number, including area code, of registrant’s

principal executive offices)

11311 Reeder Road

Dallas, Texas 75229

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2013:

Class	Outstanding
Common stock, $0.01 par value per share	12,175,584

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,563,500	$4,911,087
Trade receivables, net of allowances	756,298	718,501
Inventories	13,266,637	11,932,729
Prepaid expenses	300,975	321,709
Total current assets	17,887,410	17,884,026

Property and equipment, net	4,898,022	4,849,937
Intangible assets, net	3,112,958	3,169,840
Other assets	223,805	211,069

Total assets	$26,122,195	$26,114,872

LIABILITIES
Current Liabilities:
Current maturities of long-term debt	$122,750	$146,949
Current maturities of capital leases	21,663	28,285
Accounts payable-trade	3,939,635	3,561,794
Accrued expenses	867,809	1,250,319
Customer deposits and other liabilities	2,389,864	2,617,592
Total current liabilities	7,341,721	7,604,939

Line of credit, related party	3,583,358	3,583,358
Long-term debt, less current maturities	1,813,191	1,843,062
Total liabilities	12,738,270	13,031,359

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,175,584 shares issued and outstanding	121,755	121,755
Additional paid-in capital	34,045,654	34,045,654
Accumulated deficit	(20,783,484)	(21,083,896)
Total stockholders' equity	13,383,925	13,083,513

Total liabilities and stockholders' equity	$26,122,195	$26,114,872

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Revenue:
Sales	$30,541,146	$32,814,664
Cost of goods sold	24,927,194	26,087,151
Gross margin	5,613,952	6,727,513

Expenses:
Selling, general and administrative expenses	5,023,499	5,582,691
Depreciation and amortization	192,884	152,427
	5,216,383	5,735,118

Operating income	397,569	992,395

Other expense (income) :
Other income, net	(12,147)	(22,341)
Interest expense	51,704	90,714
	39,557	68,373

Income from continuing operations before income taxes	358,012	924,022

Income tax expense	57,600	26,603

Income from continuing operations	300,412	897,419

Discontinued operations:
Loss from discontinued operations, net of taxes of $0	-	(400,168)

Net income	$300,412	$497,251

Basic net income per common share:
Income from continuing operations	$0.02	$0.07
Loss from discontinued operations	-	(0.03)
Net income per share	$0.02	$0.04

Diluted net income per common share:
Income from continuing operations	$0.02	$0.07
Loss from discontinued operations	-	(0.03)
Net income per share	$0.02	$0.04

Weighted-average number of common shares
Basic	12,175,584	12,174,689
Diluted	12,313,048	12,544,143

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Cash Flows From Operating Activities:
Net income	$300,412	$497,251
Loss from discontinued operations	-	400,168
Income from continuing operations	300,412	897,419

Adjustments to reconcile income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	192,884	152,427
Gain on marketable securities	-	(18,112)
Stock based compensation	-	8,942
Stock issued as compensation for consulting services	-	76,365

Changes in operating assets and liabilities:
Trade receivables, net	(37,797)	1,002,636
Inventories	(1,333,907)	(740,883)
Prepaid expenses	20,734	(26,279)
Other assets	(19,755)	(219)
Accounts payable and accrued expenses	(4,670)	(2,685,292)
Customer deposits and other liabilities	(227,728)	(834,869)
Net cash used in operating activities of continuing operations	(1,109,827)	(2,167,865)

Cash Flows From Investing Activities:
Payments for property and equipment	(177,069)	(209,970)
Purchase of available-for-sale investments	-	(95,000)
Net cash used in investing activities of continuing operations	(177,069)	(304,970)

Cash Flows From Financing Activities:
Repayment of debt	(54,069)	(109,334)
Payments on capital lease obligations	(6,622)	(5,575)
Net cash used in financing activities of continuing operations	(60,691)	(114,909)

Cash Flows From Discontinued Operations:
Net cash used in operating activities of discontinued operations	-	(96,390)

Net change in cash	(1,347,587)	(2,684,134)
Cash, beginning of period	4,911,087	5,976,928
Cash, end of period	$3,563,500	$3,292,794

Supplemental Disclosures:
Cash paid during the period for:
Interest	$40,390	$91,645
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The consolidated interim financial statements of DGSE Companies, Inc. included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (such fiscal year, “Fiscal 2012” and such annual Report on Form 10-K, the “Fiscal 2012 10-K”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

(2) Principles of Consolidation and Nature of Operations

DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), buy and sell jewelry and bullion products to both retail and wholesale customers throughout the United States through its facilities in Alabama, Florida, Georgia, Illinois, South Carolina, North Carolina, Tennessee, and Texas, and through its various internet sites.

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries.  All material intercompany transactions and balances have been eliminated.

(3) Critical Accounting Policies and Estimates

Income Taxes

The Company accounts for its position in tax uncertainties in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the periods ended March 31, 2013 and 2012, respectively.

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

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The line of credit, related party does not bear a market rate of interest. Management believes that, based on the Company’s situation at the time the line was negotiated, it could not have obtained comparable financing, and as such cannot estimate the fair value of the line of credit, related party. The carrying amounts reported for the Company’s long-term debt, and capital lease approximate fair value because substantially all of the underlying instruments have variable interest rates, which adjust frequently, or the interest rates approximate current market rates. None of these instruments are held for trading purposes.

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

(4) Inventories

A summary of inventories is as follows:

	March 31,	December 31,
	2013	2012
Jewelry	$7,334,451	$6,979,144
Scrap	1,785,862	2,354,338
Bullion	2,876,322	1,558,414
Rare coins	1,270,002	1,040,833
	$13,266,637	$11,932,729

(5) Basic and Diluted Average Shares

A reconciliation of basic and diluted average common shares for the three months ended March 31, 2013 and 2012 is as follows:

	For the Three Months Ended
	March 31,
	2013	2012

Basic weighted average shares	12,175,584	12,174,689
Effect of potential dilutive securities:
Stock options	137,464	369,454
Diluted weighted average shares	12,313,048	12,544,143

For the three months ended March 31, 2013 and 2012, approximately 5,030,000 and 5,000,000 common stock options, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive.

(6) Long-Term Debt

	Outstanding Balance
	March 31,	December 31,	Current Interest
	2013	2012	Rate	Maturity

NTR line of credit (1)	$3,583,358	$3,583,358	2.0%	August 1, 2014
Mortgage payable	1,929,738	1,957,678	6.7%	August 1, 2016
Settlement payment (2)	-	23,890	8.0%	February 15, 2013
Notes payable	6,203	8,443	Various	Various
Capital leases (3)	21,663	28,285	17.4%	December 2013

Sub-Total	5,540,962	5,601,654
Less: Capital leases	21,663	28,285
Less: Current maturities	122,750	146,949
Long-term debt	5,396,549	5,426,420
Less: Line of credit (1)	3,583,358	3,583,358
Long term debt, less current maturities	$1,813,191	$1,843,062

(1)	On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC, DGSE’s majority stockholder (“NTR”), pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement will terminate–and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds are expected to be used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and will be amortized to interest expense on a straight-line basis over two years.

(2)	On February 26, 2010, Superior Galleries entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK, LLC for $385,000 to be paid over three years bearing interest at 8%. The lawsuit resulted from a lease transaction entered into by certain officers of Superior Galleries. The final payment under the settlement agreement was made in February of 2013.

(3)	On November 23, 2010, DGSE entered into a capital lease for $78,450 with Direct Capital Corporation for a radio-frequency identification (“RFID”) inventory management solution. The non-cancelable lease agreement required an advanced payment of $5,169 and monthly payments of $2,584 for 36 months at an interest rate of 11.5% beginning in January 2011. At the end of the lease in December 2013, the equipment can be purchased for $1.

(7) Stock-based Compensation

The Company accounts for share-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense for 2012 includes compensation expense for new share-based awards and for share-based awards granted prior to, but not yet vested, as of January 1, 2008.

Stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $0 and $8,942, respectively, relating to employee and director stock options, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(8) Related party transactions

DGSE has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (“Related Party”). Under this policy, all Related Party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with DGSE’s best interests and the best interests of its stockholders. Among other factors, DGSE’s Board of Directors (our “Board”) considers the size and duration of the transaction, the nature and interest of the Related Party in the transaction, whether the transaction may involve a conflict of interest and if the transaction is on terms that are at least as favorable to DGSE as would be available in a comparable transaction with an unaffiliated third party. DGSE’s Board reviews all Related Party transactions at least annually to determine if it is in DGSE’s best interests and the best interests of our stockholders to continue, modify, or terminate the Related Party transactions. DGSE’s Related Party Transaction Policy is available for review in its entirety under the “Investor Relations” menu in the “DGSE Companies” section of the Company’s website at www.DGSE.com.

NTR is DGSE’s largest stockholder. NTR is also DGSE’s primary refiner and bullion trading partner. For the three months ended March 31, 2013, 29% of sales and 36% of purchases were transactions with NTR, and in the same period in 2012 these transactions represented 38% of DGSE’s sales and 19% of our purchases. As of March 31, 2013 and December 31, 2012, we were obligated to pay $2,453,812 and $1,278,000, respectively, to NTR as a trade payable.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and DGSE’s Obligations will be due and payable– upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and additional proceeds are expected to be used as working capital in the ordinary course of business. As of March 31, 2013 and December 31, 2012, the outstanding balance of the loan was $3,583,358.

Estate Gold and Silver, LLC (“Estate Gold”) is 25% owned by James Vierling, DGSE’s Chief Executive Officer and Chairman, and operates five stores in Oklahoma, primarily focused on buying gold, but also engaging in retail sales of jewelry and bullion. The Company has an agreement with Estate Gold to provide operations management services, consisting of: (i) the receipt, inventorying, and re-sale of Estate Gold purchases; (ii) the management of Estate Gold’s payroll, insurance, accounts payable and receivable; (iii) the maintenance of and updates to Estate Gold’s business software; maintenance of the Estate Gold website; and (iv) financial reporting of Estate Gold to its owners. The Company also engages in the purchase or sale of jewelry, bullion and diamonds to Estate Gold, from time to time in the normal course of business. During the three months ended March 31, 2013, the Company received $16,641 in fees for services, sold $8,214 in products, and purchased $23,342 in products in transactions with Estate Gold. During the three months ended March 31, 2012, the Company received $59,046 in fees for services, and sold $67,871 in products, and purchased $0 in products in transactions with Estate Gold.

(9) Legal proceedings

On April 16, 2012, the Company filed a Current Report on Form 8-K disclosing that our Board had determined the existence of the accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time. On April 16, 2012, the Company also announced that it had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to begin in the second calendar quarter of 2007, should not be relied upon. We brought the Accounting Irregularities to the attention of the SEC in a letter dated April 16, 2012. On June 18, 2012, the Company received written notice that the SEC had initiated a private investigation into the Accounting Irregularities, to determine whether any persons or entities had engaged in any possible violations of the federal securities laws. We have cooperated fully, and continue to cooperate fully, with the SEC staff in the investigation. This investigation is still pending as of the date of the filing of this report, and there can be no certainty as to the outcome of this investigation, or to the findings of the SEC.

Also, in connection with the Accounting Irregularities, and the subsequent halt in trading of our Common Stock on the Exchange, the Company has received notice of two lawsuits that have been filed. The first, Civil Action No. 3:12-cv-3664 filed in the United States District Court for the Northern District of Texas, on September 7, 2012, entitled Grant Barfuss, on behalf of himself and all others similarly situated vs. DGSE Companies, Inc.; L. S. Smith, John Benson and William Oyster. This is a complaint alleging violations of the securities laws and seeks unspecified damages. Plaintiffs allege that certain public filings in 2010 and 2011 were false and misleading. The second suit, Case No. 3:12-cv-03850 in the United States District Court for the Northern District of Texas, was filed on September 21, 2012, by Jason Farmer, Derivatively on Behalf of Nominal Defendant DGSE Companies, Inc., Plaintiff, v. William H. Oyster, James D. Clem, William Cordeiro, Craig Alan-Lee, David Rector, L. S. Smith, and John Benson, Defendants, and DGSE Companies, Inc., Nominal Defendant. This suit has been filed against DGSE, as a nominal defendant, and against certain and former officers and directors. The plaintiff asserts that certain reports were false and misleading, that the defendants breached fiduciary duties owed to DGSE, for abuse of control, and seeks unspecified compensatory and exemplary damages, along with certain corporate governance changes, for the benefit of DGSE. DGSE intends to defend itself vigorously in these matters.

We are currently discussing, both internally among the members of our Board of Directors and with our outside counsel, whether it is in our best interest and in the best interests of our stockholders to pursue legal action against those officers and providers of professional services who were involved in the Accounting Irregularities. We have not made any determinations on this matter as of the date of this report.

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

(10) Discontinued Operations

In March of 2012, the Company decided to discontinue the operations of its Superior Galleries subsidiary due to the lack of profitability and current management's belief that it was unlikely that profitability would be reached in the foreseeable future. The Company officially discontinued operations on June 8, 2012 but continued to incur losses in the first and second quarter of 2012 for the discontinued operations. The operating results of the for the three months ended March 31, 2013 and 2012 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

	Three Months Ended March 31,
	2013	2012

Revenue:
Sales	$-	$2,019,827

Costs and expenses:
Cost of sales	-	1,826,439
S,G&A expense	-	198,935
Depreciation and amortization	-	232,245
	-	2,257,619

Operating loss	-	(237,792)

Other (expense)/income, net	-	(159,381)
Interest expense	-	(2,995)
	-	(162,376)

Loss from discontinued operations before income taxes	-	(400,168)

Income tax expense	-	-

Loss from discontinued operations after income taxes	$-	$(400,168)

For the period ended March 31, 2013 there was no activity in discontinued operations. For the period ended March 31, 2012, depreciation and amortization expense includes $201,091 related to the write off of Superior assets with no future value to the Company. Other (expense)/income, net for the period ended March 31, 2012, consists of a $62,872 write off of the deferred rent liability net of rent expense and a $158,093 expense related to a settlement paid in October 2012, which was accrued in the three months ended March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context indicates otherwise, references to “we,” “us,” “our, “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of the SEC investigation described elsewhere in this Form 10-Q or pending litigation, and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Fiscal 2012 10-K”). These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Sales. Sales decreased by $2,273,518, or 7%, during the three months ended March 31, 2013 to $30,541,146, as compared to $32,814,664 during the same period in 2012. Sales increases in our bullion segment and our wholesale watch division were offset by decreases in sales for our jewelry, scrap and rare coin segments. In addition, revenue from discontinued operations for Superior Galleries, Inc. (“Superior Galleries”) was excluded in the amount of $0 and $2,019,827 for the periods ended March 31, 2013 and 2012, respectively.

Gross Margin. For the three months ended March 31, 2013, gross margins decreased by $1,113,561, or 17% to $5,613,952, as compared to $6,727,513 during the same period in 2012, driven by lower sales. Gross margin as a percentage of revenue decreased from 20.5% in the first quarter of 2012 to 18.4% in the first quarter of 2013 primarily due to increased sales of bullion, which carries significantly lower margins than other categories.

Selling, General and Administrative Expense. For the three months ended March 31, 2013, Selling, General and Administrative (“SG&A”) expenses decreased by $559,192, or 10% to $5,023,499, as compared to $5,582,691 during the same period in 2012. This reduction was driven by cost reduction efforts across all areas, and partially offset by the opening of four new stores in 2012, which added $353,000 in the current period. In addition, the Company incurred $101,694 in professional fees associated with the recent restatement of our financial statements, and related legal matters during the three months ended March 31, 2013.

Depreciation and Amortization. For the three months ended March 31, 2013, depreciation and amortization expense was $192,884 compared to $152,427 for the same period in 2012, an increase of $40,457 or 27%. The current period increase in depreciation and amortization over the same period in 2012 is related to depreciation on new assets placed into service over the past year, primarily related to new store openings.

Other income, net. For the three months ended March 31, 2013, other income, net was $12,147 compared to $22,341 during the same period in 2012. Other income in the current period is driven by a gain on an insurance settlement, related to a store burglary. In 2012, this income related to gains on investments.

Interest Expense. For the three months ended March 31, 2013, interest expense was $51,704, a decrease of $39,010 or 75% compared to $90,714 during the same period in 2012. The decrease is primarily due to the lower interest rate on the Company’s new line of credit, which was executed in July of 2012, compared to the interest rate on the Company’s previous debt facility.

Loss from Discontinued Operations. The results for the three months ended March 31, 2012 are a net loss of $400,168 related to operations of Superior Galleries. There was no activity for discontinued operations for the three months ended March 31, 2013.

Liquidity and Capital Resources

During the three months ended March 31, 2013 and 2012, cash flows used in continuing operating activities totaled $1,109,827 and $2,167,865, respectively, representing a decrease of $1,058,038, or 49%. Cash flows used for the three months ended March 31, 2013 were primarily a result of a $1,333,908 increase in inventory and a decrease in customer deposits and other liabilities of $227,728, and partially offset by income from continuing operations of $300,412. During the same period in 2012, there was a decrease in trade receivables of $1,002,636 and income from continuing operations of $897,419, offset by a decrease in accounts payable and accrued expenses of $2,685,292, a decrease of $834,869 in customer deposits and other liabilities, and an increase in inventory of $740,883.

During the three months ended March 31, 2013 and 2012, cash flows used in investing activities totaled $177,069 and $304,970, respectively, representing a decrease of $127,901, or 42%. The use of cash during both periods was primarily driven by purchases of property and equipment. The 2012 period also includes $95,000 in purchases of available for sale investments.

During the three months ended March 31, 2013 and 2012, cash flows used in financing activities totaled $60,691 and $114,909, respectively. The use of cash during both periods was the result of repayment of notes payable, and payments on capital lease obligations.

During the three months ended March 31, 2013 and 2012, cash flows used in discontinued operations totaled $0 and $96,390, respectively.

We expect capital expenditures to total approximately $1,000,000 during the next twelve months. These expenditures will be largely driven by new store openings, and the April 2013 move of our corporate headquarters. It is anticipated that these expenditures will be funded from working capital. As of March 31, 2013, there were no commitments outstanding for capital expenditures.

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

On June 21, 2012, we entered into an agreement with TCB to extend the maturity date of the credit facility to July 22, 2012. On July 19, 2012, we entered into a Loan Agreement with NTR pursuant to which NTR agreed to provide to us a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement will terminate–and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with the TCB Facility, and additional proceeds are expected to be used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and will be amortized to interest expense on a straight-line basis over two years. As of March 31, 2013 and December 31, 2012 we had an outstanding balance of $3,583,358 drawn on the NTR credit facility.

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

Item 4. Controls and Procedures.

Based upon the evaluation required by Section 13a-13(b) of the Securities Exchange Act of 1934, as amended, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, as of March 31, 2013, were not effective.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. On the basis of that assessment, management determined that the internal controls over financial reporting were not effective as of that date, because we did not maintain effective controls over certain account reconciliations, which constituted a material weakness in these internal controls. Specifically, account reconciliations associated with inventory, depository accounts, and fixed assets accounts lacked sufficient supporting documentation and were not reviewed in a satisfactory manner.

We have continued to make changes, as more fully described in the Fiscal 2012 10-K, that our management believes have materially improved, or are reasonably likely to materially improve, our internal control over financial reporting. Specifically, the changes, which our management believes to represent significant improvements to our internal controls over financial reporting, include stronger controls around the review and input of journal entries in the accounting system, more robust reconciliation processes, improvements in periodic closing processes and management reporting, additional detailed cash management reporting, improved review and reconciliation of periodic physical inventory counts, and improvements in tracking for bulk inventory items.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

On April 16, 2012, we filed a Current Report on Form 8-K disclosing that our Board had determined the existence of the accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time. On April 16, 2012, we also announced that it had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to begin in the second calendar quarter of 2007, should not be relied upon. We brought the Accounting Irregularities to the attention of the SEC in a letter dated April 16, 2012. On June 18, 2012, we received written notice that the SEC had initiated a private investigation into the Accounting Irregularities, to determine whether any persons or entities had engaged in any possible violations of the federal securities laws. We have cooperated fully, and continue to cooperate fully, with the SEC staff in the investigation. This investigation is still pending as of the date of the filing of this report, and there can be no certainty as to the outcome of this investigation, or to the findings of the SEC.

Also, in connection with the Accounting Irregularities, and the subsequent halt in trading of our Common Stock on the Exchange, we have received notice of two lawsuits that have been filed. The first, Civil Action No. 3:12-cv-3664 filed in the United States District Court for the Northern District of Texas, on September 7, 2012, entitled Grant Barfuss, on behalf of himself and all others similarly situated vs. DGSE Companies, Inc.; L. S. Smith, John Benson and William Oyster. This is a complaint alleging violations of the securities laws and seeks unspecified damages. Plaintiffs allege that certain public filings in 2010 and 2011 were false and misleading. The second suit, Case No. 3:12-cv-03850 in the United States District Court for the Northern District of Texas, was filed on September 21, 2012, by Jason Farmer, Derivatively on Behalf of Nominal Defendant DGSE Companies, Inc., Plaintiff, v. William H. Oyster, James D. Clem, William Cordeiro, Craig Alan-Lee, David Rector, L. S. Smith, and John Benson, Defendants, and DGSE Companies, Inc., Nominal Defendant. This suit has been filed against DGSE, as a nominal defendant, and against certain and former officers and directors. The plaintiff asserts that certain proxy statements were false and misleading, that the defendants breached fiduciary duties owed to DGSE, for abuse of control, and seeks unspecified compensatory and exemplary damages, along with certain corporate governance changes, for the benefit of DGSE. DGSE intends to defend itself vigorously in these matters.

We are currently discussing, both internally among the members of our Board of Directors and with our outside counsel, whether it is in our best interest and in the best interests of our stockholders to pursue legal action against those officers and providers of professional services who were involved in the Accounting Irregularities. We have not made any determinations on this matter as of the date of this report.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Fiscal 2012 10-K. The risk factors disclosed in our Fiscal 2012 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

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

DGSE Companies, Inc. (Registrant)

Date: May 14, 2013	By:	/s/ JAMES J. VIERLING
James J. Vierling
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013		/s/ C. BRETT BURFORD
C. Brett Burford
Chief Financial Officer
(Principal Financial Officer)

