Form 10-Q
period 2013-06-30
DGSE COMPANIES INC
filed 2013-08-13
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2013:

Class	Outstanding
Common stock, $0.01 par value per share	12,175,584

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,659,711	$4,911,087
Trade receivables, net of allowances	309,882	718,501
Inventories	13,548,013	11,932,729
Prepaid expenses	220,863	321,709

Total current assets	16,738,469	17,884,026

Property and equipment, net	5,110,792	4,849,937
Intangible assets, net	3,056,077	3,169,840
Other assets	263,646	211,069

Total assets	$25,168,984	$26,114,872

LIABILITIES
Current Liabilities:
Current maturities of long-term debt	$122,421	$146,949
Current maturities of capital leases	68,515	28,285
Accounts payable-trade	4,845,221	3,561,794
Accrued expenses	1,076,406	1,250,319
Customer deposits and other liabilities	1,428,878	2,617,592

Total current liabilities	7,541,441	7,604,939

Line of credit, related party	3,583,358	3,583,358
Long-term debt, less current maturities	1,782,817	1,843,062

Total liabilities	12,907,616	13,031,359

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,175,584 shares issued and outstanding	121,755	121,755
Additional paid-in capital	34,045,654	34,045,654
Accumulated deficit	(21,906,041)	(21,083,896)
Total stockholders' equity	12,261,368	13,083,513

Total liabilities and stockholders' equity	$25,168,984	$26,114,872

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue:
Sales	$29,523,816	$28,584,696	$60,064,962	$61,399,360
Cost of goods sold	25,387,884	24,572,269	50,315,078	50,659,420
Gross margin	4,135,932	4,012,427	9,749,884	10,739,940

Expenses:
Selling, general and administrative expenses	5,143,306	5,936,517	10,166,805	11,519,208
Depreciation and amortization	163,772	143,496	356,656	295,923
	5,307,078	6,080,013	10,523,461	11,815,131

Operating loss	(1,171,146)	(2,067,586)	(773,577)	(1,075,191)

Other expense (income):
Other income, net	(3,212)	(4,319)	(15,359)	(26,660)
Interest expense	52,258	90,405	103,962	181,119
	49,046	86,086	88,603	154,459

Loss from continuing operations before income taxes	(1,220,192)	(2,153,672)	(862,180)	(1,229,650)

Income tax (benefit) expense	(97,635)	53,207	(40,035)	79,810

Loss from continuing operations	(1,122,557)	(2,206,879)	(822,145)	(1,309,460)

Discontinued operations:
Loss from discontinued operations, net of taxes of $0	-	(200,654)	-	(600,822)

Net loss	$(1,122,557)	$(2,407,533)	$(822,145)	$(1,910,282)

Basic net loss per common share:
Loss from continuing operations	$(0.09)	$(0.18)	$(0.07)	$(0.11)
Loss from discontinued operations	-	(0.02)	-	(0.05)
Net loss per share	$(0.09)	$(0.20)	$(0.07)	$(0.16)

Diluted net loss per common share:
Loss from continuing operations	$(0.09)	$(0.18)	$(0.07)	$(0.11)
Loss from discontinued operations	-	(0.02)	-	(0.05)
Net loss per share	$(0.09)	$(0.20)	$(0.07)	$(0.16)

Weighted-average number of common shares
Basic	12,175,584	12,175,584	12,175,584	12,175,136
Diluted	12,175,584	12,175,584	12,175,584	12,175,136

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(822,145)	$(1,910,282)
Loss from discontinued operations	-	600,822
Loss from continuing operations	(822,145)	(1,309,460)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	356,656	295,923
Gain on marketable securities	-	(18,112)
Stock based compensation	-	17,884
Stock issued as compensation for consulting services	-	76,365

Changes in operating assets and liabilities:
Trade receivables, net	408,619	427,375
Inventories	(1,615,284)	(2,200,484)
Prepaid expenses	100,846	(99,188)
Other assets	(66,615)	(7,380)
Accounts payable and accrued expenses	1,109,515	(1,707,486)
Customer deposits and other liabilities	(1,188,714)	318,591
Net cash used in operating activities of continuing operations	(1,717,122)	(4,205,972)

Cash Flows From Investing Activities:
Payments for property and equipment	(431,148)	(760,817)
Purchase of available-for-sale investments	-	(95,000)
Net cash used in investing activities of continuing operations	(431,148)	(855,817)

Cash Flows From Financing Activities:
Repayment of debt	(84,773)	(236,444)
Payments on capital lease obligations	(18,333)	(11,395)
Net cash used in financing activities of continuing operations	(103,106)	(247,839)

Cash Flows From Discontinued Operations:
Net cash provided by operating activities of discontinued operations	-	997,876

Net change in cash	(2,251,376)	(4,311,752)
Cash, beginning of period	4,911,087	5,976,928
Cash, end of period	$2,659,711	$1,665,176

Supplemental Disclosures:
Cash paid during the period for:
Interest	$42,615	$101,999
Income taxes	-	-

Non cash activities:
Equipment purchased with capital lease	$58,563	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

(2)	Principles of Consolidation and Nature of Operations

DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), buy and sell jewelry and bullion products to both retail and wholesale customers throughout the United States through its facilities in Alabama, Florida, Georgia, Illinois, South Carolina, Tennessee, and Texas, and through its various internet sites.

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

The Company utilizes fair value techniques to evaluate the need for potential impairment losses related to intangible assets not subject to amortization pursuant to ASC 350, Intangible—Goodwill and Other and long-lived assets pursuant to ASC 360, Property, Plant and Equipment. The Company calculates estimated fair value using Level 3 inputs, including the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections. The weighted average cost of capital is estimated using information from comparable companies and management's judgment related to risks associated with the operations of each reporting unit.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The line of credit, related party does not bear a market rate of interest. Management believes that, based on the Company’s situation at the time the line was negotiated, it could not have obtained comparable financing, and as such cannot estimate the fair value of the line of credit, related party. The carrying amounts reported for the Company’s long-term debt, and capital leases approximate fair value because substantially all of the underlying instruments have variable interest rates, which adjust frequently, or the interest rates approximate current market rates. None of these instruments are held for trading purposes.

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

(4)	Inventories

A summary of inventories is as follows:

	June 30,	December 31,
	2013	2012
Jewelry	$8,107,393	$6,979,144
Scrap	1,464,730	2,354,338
Bullion	2,584,710	1,558,414
Rare coins	1,391,180	1,040,833

	$13,548,013	$11,932,729

(5)	Basic and Diluted Average Shares

A reconciliation of basic and diluted average common shares for the three months and six months ended June 30, 2013 and 2012 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Basic weighted average shares	12,175,584	12,175,584	12,175,584	12,175,136
Effect of potential dilutive securities:
Stock options	-	-	-	-
Diluted weighted average shares	12,175,584	12,175,584	12,175,584	12,175,136

For the three and six months ended June 30, 2013 and 2012, approximately 5,372,500 and 5,547,500 common stock options, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive.

(6)	Long-Term Debt

	Outstanding Balance
	June 30,	December 31,	Current Interest
	2013	2012	Rate	Maturity

NTR line of credit (1)	$3,583,358	$3,583,358	2.0%	August 1, 2014
Mortgage payable	1,901,327	1,957,678	6.7%	August 1, 2016
Settlement payment (2)	-	23,890	8.0%	February 15, 2013
Notes payable	3,911	8,443	Various	Various
Capital leases (3)	68,515	28,285	Various	Various

Sub-Total	5,557,111	5,601,654
Less: Capital leases	68,515	28,285
Less: Current maturities	122,421	146,949
Long-term debt	5,366,175	5,426,420
Less: Line of credit (1)	3,583,358	3,583,358
Long term debt, less current maturities	$1,782,817	$1,843,062

(1)	On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC, DGSE’s majority stockholder (“NTR”), pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement will terminate–and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds are expected to be used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense on a straight-line basis over two years. As of June 30, 2013 and December 31, 2012, we had an outstanding balance of $3,583,358 drawn on the NTR credit facility.
(2)	On February 26, 2010, our subsidiary, Superior Galleries, Inc., a Delaware corporation (“Superior Galleries”) entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK, LLC for $385,000 to be paid over three years bearing interest at 8%. The lawsuit resulted from a lease transaction entered into by certain officers of Superior Galleries. The final payment under the settlement agreement was made in February of 2013.
(3)	On November 23, 2010, DGSE entered into a capital lease for $78,450 with Direct Capital Corporation for a radio-frequency identification (“RFID”) inventory management solution. The non-cancelable lease agreement required an advanced payment of $5,169 and monthly payments of $2,584 for 36 months at an interest rate of 11.5% beginning in January 2011. At the end of the lease in December 2013, the equipment can be purchased for $1. On April 3, 2013, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2013. At the end of the lease in May 2018, the equipment can be purchased for $1.

(7)	Stock-Based Compensation.

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

Stock-based compensation expense for the three months ended June 30, 2013 and 2012 was $0 and $8,942, respectively, and for the six months ended June 30, 2013 and 2012 was $0 and $17,884, respectively, relating to employee and director stock options, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

NTR is DGSE’s largest stockholder. NTR is also DGSE’s primary refiner and bullion trading partner. For the six months ended June 30, 2013, 25% of sales and 39% of purchases were transactions with NTR, and in the same period in 2012 these transactions represented 39% of DGSE’s sales and 22% of our purchases. As of June 30, 2013 and December 31, 2012, we were obligated to pay $3,387,539 and $1,278,000, respectively, to NTR as a trade payable.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and DGSE’s Obligations will be due and payable– upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and any additional proceeds are expected to be used as working capital in the ordinary course of business. As of June 30, 2013 and December 31, 2012, the outstanding balance of the loan was $3,583,358.

Estate Gold and Silver, LLC, a Texas limited liability company (“Estate Gold”) is 25% owned by an entity owned by James Vierling, DGSE’s Chief Executive Officer and Chairman, and operates five stores in Oklahoma, primarily focused on buying gold, but also engaging in retail sales of jewelry and bullion. The Company has an agreement with Estate Gold to provide operations management services, consisting of: (i) the receipt, inventorying, and re-sale of Estate Gold purchases; (ii) the management of Estate Gold’s payroll, insurance, accounts payable and receivable; (iii) the maintenance of and updates to Estate Gold’s business software; maintenance of the Estate Gold website; and (iv) financial reporting of Estate Gold to its owners. The Company also engages in the purchase or sale of jewelry, bullion and diamonds to Estate Gold, from time to time in the normal course of business. During the six months ended June 30, 2013, the Company received $46,213 in fees for services, sold $55,602 in products, and purchased $42,917 in products in transactions with Estate Gold. During the six months ended June 30, 2012, the Company received $59,046 in fees for services, and sold $67,871 in products, and purchased $0 in products in transactions with Estate Gold. Subsequent to the end of the quarter, Estate Gold has ceased all operations.

(9)	Legal Proceedings.

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

Also, in connection with the Accounting Irregularities, and the subsequent halt in trading of our Common Stock on the Exchange, the Company has received notice of two lawsuits that have been filed. The first, Civil Action No. 3:12-cv-3664 filed in the United States District Court for the Northern District of Texas, on September 7, 2012, entitled Grant Barfuss, on behalf of himself and all others similarly situated vs. DGSE Companies, Inc.; L. S. Smith, John Benson and William Oyster. This is a complaint alleging violations of the securities laws and seeks unspecified damages. Plaintiffs allege that certain public filings in 2010 and 2011 were false and misleading. The second suit, Case No. 3:12-cv-03850 in the United States District Court for the Northern District of Texas, was filed on September 21, 2012, by Jason Farmer, Derivatively on Behalf of Nominal Defendant DGSE Companies, Inc., Plaintiff, v. William H. Oyster, James D. Clem, William Cordeiro, Craig Alan-Lee, David Rector, L. S. Smith, and John Benson, Defendants, and DGSE Companies, Inc., Nominal Defendant. This suit has been filed against DGSE, as a nominal defendant, and against certain and former officers and directors. The plaintiff asserts that certain reports were false and misleading, that the defendants breached fiduciary duties owed to DGSE, for abuse of control, and seeks unspecified compensatory and exemplary damages, along with certain corporate governance changes, for the benefit of DGSE. On June 4, 2013, the Company announced that it and all other defendants have entered into an agreement in principle to settle both suits. The defendants have agreed to pay $2 million to resolve all claims in both suits (including obligations to pay plaintiffs’ attorneys’ fees). The Company also expects to incur some additional fees and expenses associated with finalizing the settlement. It is expected that approximately 90% of the total settlement amount and related expenses will be paid from insurance proceeds. As of June 30, 2013, the Company has incurred $100,000 in attorney’s fees and has accrued $150,000 towards its portion of the settlement. Any remaining costs associated with the settlement would not have a material effect on our financial position or results of operations.

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

The Texas Comptroller of Public Accounts (the “Comptroller”) conducted a sales and use tax audit of DGSE with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that we owe an amount of tax due, plus penalties and interest. We submitted a request for redetermination to the Comptroller by letter dated January 13, 2011. By letter dated August 25, 2011, the Comptroller stated that our request for a redetermination hearing has been granted. The hearing has not yet taken place, but the Company has been engaged in discussions with the Comptroller's office.

(10)	Discontinued Operations

In March of 2012, the Company decided to discontinue the operations of its Superior Galleries subsidiary due to the lack of profitability and current management's belief that it was unlikely that profitability would be reached in the foreseeable future. The Company officially discontinued operations on June 8, 2012 and incurred losses in the first and second quarter of 2012 for the discontinued operations. The operating results of the for the three months and six months ended June 30, 2013 and 2012 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenue:
Sales	$-	$1,148,552	$-	$3,168,379

Costs and expenses:
Cost of sales	-	1,034,479	-	2,860,918
Selling, general and administrative expenses	-	200,336	-	399,271
Depreciation and amortization	-	11,866	-	244,111
	-	1,246,681	-	3,504,300

Operating loss	-	(98,129)	-	(335,921)

Other (expense)/income, net	-	(100,158)	-	(259,539)
Interest expense	-	(2,367)	-	(5,362)
	-	(102,525)	-	(264,901)

Loss from discontinued operations before income taxes		(200,654)		(600,822)

Income tax expense	-	-	-	-

Loss from discontinued operations after income taxes	$-	$(200,654)	$-	$(600,822)

For the three and six months ended June 30, 2013 there was no activity in discontinued operations. For the six months ended June 30, 2012, depreciation and amortization expense includes $201,091 related to the write off of Superior assets with no future value to the Company. Other (expense) income, net for the six months ended June 30, 2012, consists of a $62,872 write off of the deferred rent liability net of rent expense and a $158,093 expense related to a settlement paid in October 2012, which was accrued in the six months ended June 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context indicates otherwise, references to “we,” “us,” “our, “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of the SEC investigation described elsewhere in this Form 10-Q or pending litigation, and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Fiscal 2012 10-K”). These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

Given our business model, global precious metal and diamond prices affect almost every aspect of our business. While these prices are inherently out of our control, we generally view that our wide variety of products and activities provide a strong degree of diversification for our investors. Given the current global economic uncertainty, precious metal and diamond prices have been unusually volatile and gold prices in particular saw an unprecedented decline in the recent quarter. The price of one ounce of gold as represented by London PM Fix dropped by 25.3% in the quarter ended June 30, 2013 and dropped by 28.0% in the six months ended June 30, 2013.

While gold and other precious metal prices affect the cost and pricing of our products, we believe the single biggest impact from the recent drop in the price of gold is that fewer customers are interested in selling their unused or unwanted gold, and this has had a significant impact on our high-margin scrap buying segment. While we can anecdotally see this impact in our operations and the financial results, there is no reliable way to directly calculate the impact of gold, or other commodity, prices on our business.

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

Sales. Sales increased by $939,120, or 3%, during the three months ended June 30, 2013 to $29,523,816, as compared to $28,584,696 during the same period in 2012. Significant sales increases in our bullion segment were offset by decreases in scrap and rare coin sales. Bullion demand was up significantly as gold pricing saw an unprecedented drop. Jewelry sales saw a slight increase in sales year over year, driven by increased focus and marketing efforts behind the segment. In addition, revenue from discontinued operations for Superior Galleries, Inc. (“Superior Galleries”) was excluded in the amount of $0 and $1,148,552 for the quarters ended June 30, 2013 and 2012, respectively.

Gross Margin. For the three months ended June 30, 2013, gross margins increased by $123,505, or 3.1% to $4,135,932, as compared to $4,012,427 during the same period in 2012, driven by higher sales. Gross margin as a percentage of revenue remained consistent at 14% for both the three months ended June 30, 2013 and the same period in the prior year. While lower margin bullion sales constituted a greater share of sales in the quarter, the overall impact on consolidated margins was offset by improvements in margins for the jewelry segment.

Selling, General and Administrative Expense. For the three months ended June 30, 2013, Selling, General and Administrative (“SG&A”) expenses decreased by $793,211, or 13% to $5,143,306, as compared to $5,936,517 during the same period in 2012. This reduction was driven by cost reduction efforts across all areas, and partially offset by the opening of five new stores in the last half of 2012 and first half of 2013, which added $342,000 in the current quarter versus the same quarter last year. In addition, the Company incurred $214,000 and $903,000 during the three months ended June 30, 2013 and 2012, respectively, in professional fees and costs associated with the 2012 restatement of our financial statements, and related legal matters. The current quarter amount includes $150,000 accrued by the Company in expectation of the settlement detailed in the “Legal Proceedings” section of this filing.

Depreciation and Amortization. For the three months ended June 30, 2013, depreciation and amortization expense was $163,772 compared to $143,496 for the same period in 2012, an increase of $20,276 or 14%. The current period increase in depreciation and amortization over the same period in 2012 is related to depreciation on new assets placed into service over the past year, primarily related to new store openings, and the move to new corporate offices in April of 2013.

Other income, net. For the three months ended June 30, 2013, other income, net was $3,212 compared to $4,319 during the same period in 2012. Other income in the current period is primarily interest income on certain depository accounts.

Interest Expense. For the three months ended June 30, 2013, interest expense was $52,258, a decrease of $38,147 or 42% compared to $90,405 during the same period in 2012. The decrease is primarily due to the lower interest rate on the Company’s new line of credit, which was executed in July of 2012, compared to the interest rate on the Company’s previous debt facility.

Loss from Discontinued Operations. The results for the three months ended June 30, 2012 are a net loss of $200,654 related to operations of Superior Galleries. There was no activity for discontinued operations for the three months ended June 30, 2013.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Sales. Sales decreased by $1,334,398, or 2%, during the six months ended June 30, 2013 to $60,064,962, as compared to $61,399,360 during the same period in 2012. Sales increases in our bullion segment and our wholesale watch division were offset by decreases in sales for our jewelry, scrap and rare coin segments. Bullion demand was up significantly as gold pricing saw an unprecedented drop. In addition, revenue from discontinued operations for Superior Galleries, Inc. (“Superior Galleries”) was excluded in the amount of $0 and $3,168,379 for the periods ended June 30, 2013 and 2012, respectively.

Gross Margin. For the six months ended June 30, 2013, gross margins decreased by $990,056, or 9% to $9,749,884, as compared to $10,739,940 during the same period in 2012, driven by lower sales. Gross margin as a percentage of revenue decreased from 17.5% in the first half of 2012 to 16.2% in the first half of 2013 primarily due to increased sales of bullion, which carries significantly lower margins than other categories.

Selling, General and Administrative Expense. For the six months ended June 30, 2013, Selling, General and Administrative (“SG&A”) expenses decreased by $1,352,403, or 12% to $10,166,805, as compared to $11,519,208 during the same period in 2012. This reduction was driven by cost reduction efforts across all areas, and partially offset by the opening of five new stores in the last twelve months, which added $685,000 in the current period. In addition, the Company incurred $315,000 and $1,141,000 during the six months ended June 30, 2013 and 2012, respectively, in professional fees and costs associated with the 2012 restatement of our financial statements, and related legal matters. This amount includes $150,000 accrued by the Company in expectation of the settlement detailed in the “Legal Proceedings” section of this filing.

Depreciation and Amortization. For the six months ended June 30, 2013, depreciation and amortization expense was $356,656 compared to $295,923 for the same period in 2012, an increase of $60,733 or 21%. The current period increase in depreciation and amortization over the same period in 2012 is related to depreciation on new assets placed into service over the past year, primarily related to new store openings, and the move to new corporate offices in April of 2013.

Other income, net. For the six months ended June 30, 2013, other income, net was $15,359 compared to $26,660 during the same period in 2012. Other income in the current period is driven primarily by a gain on an insurance settlement, related to a store burglary. In 2012, this income related to gains on investments.

Interest Expense. For the six months ended June 30, 2013, interest expense was $103,962, a decrease of $77,157 or 43% compared to $181,119 during the same period in 2012. The decrease is primarily due to the lower interest rate on the Company’s new line of credit, which was executed in July of 2012, compared to the interest rate on the Company’s previous debt facility.

Loss from Discontinued Operations. The results for the six months ended June 30, 2012 are a net loss of $600,822 related to operations of Superior Galleries. There was no activity for discontinued operations for the six months ended June 30, 2013.

Liquidity and Capital Resources

During the six months ended June 30, 2013 and 2012, cash flows used in continuing operating activities totaled $1,717,122 and $4,205,972, respectively, representing a decrease of $2,488,850, or 59%. Cash flows used for the six months ended June 30, 2013 were primarily a result of a $1,615,284 increase in inventory and a decrease in customer deposits and other liabilities of $1,188,714, and partially offset by an increase of $1,109,515 in accounts payable and accrued expenses. During the same period in 2012, there was an increase in inventory of $2,200,484, and a decrease in accounts payable and accrued expenses of $1,707,486 and loss from continuing operations of $1,309,460.

During the six months ended June 30, 2013 and 2012, cash flows used in investing activities totaled $431,148 and $855,817, respectively, representing a decrease of $424,669, or 50%. The use of cash during both periods was primarily driven by purchases of property and equipment. The 2012 period also includes $95,000 in purchases of available for sale investments.

During the six months ended June 30, 2013 and 2012, cash flows used in financing activities totaled $103,106 and $247,839, respectively. The use of cash during both periods was the result of repayment of notes payable, and payments on capital lease obligations.

During the six months ended June 30, 2013 and 2012, cash flows provided by discontinued operations totaled $0 and $997,876, respectively.

We expect capital expenditures to total approximately $1,000,000 during the current year. These expenditures will be largely driven by new store openings, and the April 2013 move of our corporate headquarters. It is anticipated that these expenditures will be funded from working capital. As of June 30, 2013, there were no commitments outstanding for capital expenditures.

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

On June 21, 2012, we entered into an agreement with TCB to extend the maturity date of the credit facility to July 22, 2012. On July 19, 2012, we entered into a Loan Agreement with NTR pursuant to which NTR agreed to provide to us a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement will terminate–and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with the TCB Facility, and additional proceeds are expected to be used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and will be amortized to interest expense on a straight-line basis over two years. As of June 30, 2013 and December 31, 2012 we had an outstanding balance of $3,583,358 drawn on the NTR credit facility.

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

Item 4. Controls and Procedures.

Based upon the evaluation required by Section 13a-13(b) of the Securities Exchange Act of 1934, as amended, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, as of June 30, 2013, were not effective.

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

Also, in connection with the Accounting Irregularities, and the subsequent halt in trading of our Common Stock on the Exchange, we have received notice of two lawsuits that have been filed. The first, Civil Action No. 3:12-cv-3664 filed in the United States District Court for the Northern District of Texas, on September 7, 2012, entitled Grant Barfuss, on behalf of himself and all others similarly situated vs. DGSE Companies, Inc.; L. S. Smith, John Benson and William Oyster. This is a complaint alleging violations of the securities laws and seeks unspecified damages. Plaintiffs allege that certain public filings in 2010 and 2011 were false and misleading. The second suit, Case No. 3:12-cv-03850 in the United States District Court for the Northern District of Texas, was filed on September 21, 2012, by Jason Farmer, Derivatively on Behalf of Nominal Defendant DGSE Companies, Inc., Plaintiff, v. William H. Oyster, James D. Clem, William Cordeiro, Craig Alan-Lee, David Rector, L. S. Smith, and John Benson, Defendants, and DGSE Companies, Inc., Nominal Defendant. This suit has been filed against DGSE, as a nominal defendant, and against certain and former officers and directors. The plaintiff asserts that certain proxy statements were false and misleading, that the defendants breached fiduciary duties owed to DGSE, for abuse of control, and seeks unspecified compensatory and exemplary damages, along with certain corporate governance changes, for the benefit of DGSE. On June 4, 2013, the Company announced that it and all other defendants have entered into an agreement in principle to settle both suits. The defendants have agreed to pay $2 million to resolve all claims in both suits (including obligations to pay plaintiffs’ attorneys’ fees). The Company also expects to incur some additional fees and expenses associated with finalizing the settlement. It is expected that approximately 90% of the total settlement amount and related expenses will be paid from insurance proceeds.

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

The Texas Comptroller of Public Accounts (the “Comptroller”) conducted a sales and use tax audit of DGSE with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that we owe an amount of tax due, plus penalties and interest. We submitted a request for redetermination to the Comptroller by letter dated January 13, 2011. By letter dated August 25, 2011, the Comptroller stated that our request for a redetermination hearing has been granted. The hearing has not yet taken place, but the Company has been engaged in discussions with the Comptroller's office.

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

DGSE Companies, Inc.
(Registrant)

Date: August 13, 2013	By:	/s/ JAMES J. VIERLING
James J. Vierling
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013		/s/ C. BRETT BURFORD
C. Brett Burford
Chief Financial Officer
(Principal Financial Officer)

