Form 10-Q
period 2013-09-30
DGSE COMPANIES INC
filed 2013-11-13
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2013:

Class	Outstanding
Common stock, $0.01 par value per share	12,175,584

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,438,266	$4,911,087
Trade receivables, net of allowances	152,227	718,501
Inventories	13,525,730	11,932,729
Prepaid expenses	280,388	321,709

Total current assets	16,396,611	17,884,026

Property and equipment, net	5,176,360	4,849,937
Intangible assets, net	2,999,195	3,169,840
Other assets	245,084	211,069

Total assets	$24,817,250	$26,114,872

LIABILITIES
Current Liabilities:
Current maturities of line of credit, related party	$3,583,358	$-
Current maturities of long-term debt	124,471	146,949
Current maturities of capital leases	18,611	28,285
Accounts payable-trade	4,809,213	3,561,794
Accrued expenses	1,739,541	1,250,319
Customer deposits and other liabilities	1,922,994	2,617,592

Total current liabilities	12,198,188	7,604,939

Line of credit, related party	-	3,583,358
Long-term debt, less current maturities	1,789,648	1,843,062

Total liabilities	13,987,836	13,031,359

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,175,584 shares issued and outstanding	121,755	121,755
Additional paid-in capital	34,045,654	34,045,654
Accumulated deficit	(23,337,995)	(21,083,896)
Total stockholders' equity	10,829,414	13,083,513

Total liabilities and stockholders' equity	$24,817,250	$26,114,872

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue:
Sales	$23,754,623	$28,975,063	$83,819,585	$90,374,423
Cost of goods sold	19,222,318	22,787,722	69,537,396	73,447,142
Gross margin	4,532,305	6,187,341	14,282,189	16,927,281

Expenses:
Selling, general and administrative expenses	5,499,007	6,405,147	15,665,812	17,924,355
Depreciation and amortization	187,079	152,337	543,735	448,260
	5,686,086	6,557,484	16,209,547	18,372,615

Operating loss	(1,153,781)	(370,143)	(1,927,358)	(1,445,334)

Other expense (income) :
Other income, net	(2,845)	(39,352)	(18,204)	(66,012)
Interest expense	66,604	72,677	170,566	253,796
	63,759	33,325	152,362	187,784

Loss from continuing operations before income taxes	(1,217,540)	(403,468)	(2,079,720)	(1,633,118)

Income tax expense	214,414	26,603	174,379	106,413

Loss from continuing operations	(1,431,954)	(430,071)	(2,254,099)	(1,739,531)

Discontinued operations:
Loss from discontinued operations, net of taxes of $0	-	(105,819)	-	(706,641)

Net loss	$(1,431,954)	$(535,890)	$(2,254,099)	$(2,446,172)

Basic net loss per common share:
Loss from continuing operations	$(0.12)	$(0.03)	$(0.19)	$(0.14)
Loss from discontinued operations	-	(0.01)	-	(0.06)
Net loss per share	$(0.12)	$(0.04)	$(0.19)	$(0.20)

Diluted net loss per common share:
Loss from continuing operations	$(0.12)	$(0.03)	$(0.19)	$(0.14)
Loss from discontinued operations	-	(0.01)	-	(0.06)
Net loss per share	$(0.12)	$(0.04)	$(0.19)	$(0.20)

Weighted-average number of common shares
Basic	12,175,584	12,175,287	12,175,584	12,175,287
Diluted	12,175,584	12,175,287	12,175,584	12,175,287

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(2,254,099)	$(2,446,172)
Loss from discontinued operations	-	706,641
Loss from continuing operations	(2,254,099)	(1,739,531)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	543,735	448,260
Gain on marketable securities	-	(59,313)
Stock based compensation	-	26,826
Stock issued as compensation for consulting services	-	76,365

Changes in operating assets and liabilities:
Trade receivables, net	566,274	139,498
Inventories	(1,593,001)	(974,998)
Prepaid expenses	41,321	(140,097)
Other assets	(55,071)	(13,973)
Accounts payable and accrued expenses	1,736,641	(1,115,383)
Customer deposits and other liabilities	(694,598)	618,745

Net cash used in operating activities of continuing operations	(1,708,798)	(2,733,601)

Cash Flows From Investing Activities:
Payments for property and equipment	(619,894)	(882,760)
Purchase of available-for-sale investments	-	(95,000)
Proceeds from sales of available-for-sale investments	-	154,313

Net cash used in investing activities of continuing operations	(619,894)	(823,447)

Cash Flows From Financing Activities:
Repayment of debt	(116,010)	(277,432)
Payments on capital lease obligations	(28,119)	(17,471)
Repayment of line of credit	-	(3,566,545)
Proceeds from line of credit with related party	-	3,583,358
Debt issue costs	-	(56,150)

Net cash used in financing activities of continuing operations	(144,129)	(334,240)

Cash Flows From Discontinued Operations:
Net cash provided by operating activities of discontinued operations	-	690,322

Net change in cash	(2,472,821)	(3,200,966)
Cash, beginning of period	4,911,087	5,976,928
Cash, end of period	$2,438,266	$2,775,962

Supplemental Disclosures:
Cash paid during the period for:
Interest	$59,468	$141,052
Income taxes	-	-

Non cash activities:
Equipment purchased with capital lease	$58,563	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

(3)	Critical Accounting Policies and Estimates

Income Taxes

The Company accounts for its position in tax uncertainties in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the periods ended September 30, 2013 and 2012, respectively.

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

The Company utilizes fair value techniques to evaluate the need for potential impairment losses related intangible assets not subject to amortization pursuant to ASC 350, Intangible—Goodwill and Other and long-lived assets pursuant to ASC 360, Property, Plant and Equipment. The Company calculates estimated fair value using Level 3 inputs, including the present value of future cash flows expected to be generated using weighted average cost of capital, terminal values and updated financial projections. The weighted average cost of capital is estimated using information from comparable companies and management's judgment related to risks associated with the operations of each reporting unit.

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

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to holders of the Company’s common stock by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options outstanding determined using the treasury stock method.

(4)	Inventories

A summary of inventories is as follows:

	September 30, 2013	December 31, 2012
Jewelry	$9,081,630	$6,979,144
Scrap	1,502,125	2,354,338
Bullion	1,723,067	1,558,414
Rare coins	1,218,908	1,040,833

	$13,525,730	$11,932,729

(5)	Basic and Diluted Average Shares

A reconciliation of basic and diluted average common shares for the three months and nine months ended September 30, 2013 and 2012 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Basic weighted average shares	12,175,584	12,175,287	12,175,584	12,175,287
Effect of potential dilutive securities:
Stock options	-	-	-	-
Diluted weighted average shares	12,175,584	12,175,287	12,175,584	12,175,287

For the three and nine months ended September 30, 2013 and 2012, options to purchase approximately 5,372,500 shares of common stock were not added to the diluted average shares because inclusion of such shares would be antidilutive.

(6)	Long-Term Debt

	Outstanding Balance
	September 30, 2013	December 31, 2012	Current Interest Rate	Maturity

NTR line of credit (1)	$3,583,358	$3,583,358	2.0%	August 1, 2014
Mortgage payable	1,872,438	1,957,678	6.7%	August 1, 2016
Settlement payment (2)	-	23,890	8.0%	February 15, 2013
Notes payable	1,562	8,443	Various	Various
Capital leases (3)	58,730	28,285	Various	Various

Sub-Total	5,516,088	5,601,654
Less: Capital leases	18,611	28,285
Less: Current maturities	3,707,829	146,949
Long-term debt	1,789,648	5,426,420
Less: Line of credit (1)	-	3,583,358
Long term debt, less current maturities	$1,789,648	$1,843,062

(1)	On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC, DGSE’s majority stockholder (“NTR”), pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement will terminate–and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds are expected to be used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense on a straight-line basis over two years. As of September 30, 2013 and December 31, 2012, we had an outstanding balance of $3,583,358 drawn on the NTR credit facility. As of August 2013, the outstanding balance on the NTR credit facility has been reclassified as a current liability, given its August 1, 2014 maturity date. The Company is discussing the extension of this credit facility with NTR, as well as various commercial lenders, and expects to extend or re-finance this balance sometime in the first half of 2014.
(2)	On February 26, 2010, our subsidiary, Superior Galleries, Inc., a Delaware corporation (“Superior Galleries”) entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK, LLC for $385,000 to be paid over three years bearing interest at 8%. The lawsuit resulted from a lease transaction entered into by certain officers of Superior Galleries. The final payment under the settlement agreement was made in February of 2013.
(3)	On November 23, 2010, DGSE entered into a capital lease for $78,450 with Direct Capital Corporation for a radio-frequency identification (“RFID”) inventory management solution. The non-cancelable lease agreement required an advanced payment of $5,169 and monthly payments of $2,584 for 36 months at an interest rate of 11.5% beginning in January 2011. At the end of the lease in December 2013, the equipment can be purchased for $1. On April 3, 2013, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2013. At the end of the lease in May 2018, the equipment can be purchased for $1.

(7)	Stock-Based Compensation.

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

Stock-based compensation expense for the three months ended September 30, 2013 and 2012 was $0 and $8,942, respectively, and for the nine months ended September 30, 2013 and 2012 was $0 and $26,826, respectively, relating to employee and director stock options, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(8)	Related Party Transactions.

DGSE has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (“Related Party”). Under this policy, all Related Party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with DGSE’s best interests and the best interests of its stockholders. Among other factors, DGSE’s Board of Directors (the “Board”) considers the size and duration of the transaction, the nature and interest of the Related Party in the transaction, whether the transaction may involve a conflict of interest and if the transaction is on terms that are at least as favorable to DGSE as would be available in a comparable transaction with an unaffiliated third party. DGSE’s Board reviews all Related Party transactions at least annually to determine if it is in DGSE’s best interests and the best interests of our stockholders to continue, modify, or terminate the Related Party transactions. DGSE’s Related Party Transaction Policy is available for review in its entirety under the “Investor Relations” menu in the “DGSE Companies” section of the Company’s website at www.DGSE.com.

NTR is DGSE’s largest stockholder. NTR is also DGSE’s primary refiner and bullion trading partner. For the nine months ended September 30, 2013, 32% of sales and 39% of purchases were transactions with NTR, and in the same period in 2012 these transactions represented 39% of DGSE’s sales and 19% of our purchases. As of September 30, 2013 and December 31, 2012, we were obligated to pay $3,258,288 and $1,278,000, respectively, to NTR as a trade payable.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and DGSE’s Obligations will be due and payable– upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and any additional proceeds are expected to be used as working capital in the ordinary course of business. As of September 30, 2013 and December 31, 2012, the outstanding balance of the loan was $3,583,358.

Estate Gold and Silver, LLC, a Texas limited liability company (“Estate Gold”) was 25% owned by an entity owned by James Vierling, DGSE’s Chief Executive Officer and Chairman, and operated five stores in Oklahoma, primarily focused on buying gold, but also engaging in retail sales of jewelry and bullion. In July of 2013, Estate Gold ceased all operations. The Company previously had an agreement with Estate Gold to provide operations management services, consisting of: (i) the receipt, inventorying, and re-sale of Estate Gold purchases; (ii) the management of Estate Gold’s payroll, insurance, accounts payable and receivable; (iii) the maintenance of and updates to Estate Gold’s business software; maintenance of the Estate Gold website; and (iv) financial reporting of Estate Gold to its owners. The Company also periodically engaged in the purchase or sale of jewelry, bullion and diamonds to Estate Gold, from time to time in the normal course of business. During the nine months ended September 30, 2013, the Company received $47,060 in fees for services, sold $63,817 in products, and purchased $69,286 in products in transactions with Estate Gold. During the nine months ended September 30, 2012, the Company received $138,319 in fees for services, and sold $201,569 in products, and purchased $90,316 in products in transactions with Estate Gold.

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

Also in connection with the Accounting Irregularities, and the subsequent halt in trading of our Common Stock on the NYSE MKT Exchange, the Company was served notice of two related lawsuits. The first, Civil Action No. 3:12-cv-3664 was filed in the United States District Court for the Northern District of Texas, on September 7, 2012, entitled Grant Barfuss, on behalf of himself and all others similarly situated vs. DGSE Companies, Inc.; L. S. Smith, John Benson and William Oyster. This was a complaint alleging violations of the securities laws and seeks unspecified damages. Plaintiffs alleged that certain public filings in 2010 and 2011 were false and misleading. The second suit, Case No. 3:12-cv-03850 in the United States District Court for the Northern District of Texas, was filed on September 21, 2012, by Jason Farmer, Derivatively on Behalf of Nominal Defendant DGSE Companies, Inc., Plaintiff, v. William H. Oyster, James D. Clem, William Cordeiro, Craig Alan-Lee, David Rector, L. S. Smith, and John Benson, Defendants, and DGSE Companies, Inc., Nominal Defendant. This suit was filed against DGSE, as a nominal defendant, and against certain and former officers and directors. The plaintiff asserted that certain reports were false and misleading, that the defendants breached fiduciary duties owed to DGSE, for abuse of control, and sought unspecified compensatory and exemplary damages, along with certain corporate governance changes, for the benefit of DGSE. On October 21, 2013 the United States District Court for the Northern District of Texas granted final approval of the previously proposed settlement of both the class action and derivative litigation. The defendants have agreed to pay $2 million to resolve all claims in both suits (including obligations to pay plaintiffs’ attorneys’ fees). It is expected that approximately 90% of the total settlement amount and related expenses will be paid from insurance proceeds. As of September 30, 2013, the Company had incurred approximately $150,000 in attorneys’ fees and directly paid $150,000 as its portion of the settlement amount. The Company also expects to incur some additional fees and expenses associated with finalizing the settlement, but expects that any remaining costs associated with the settlement would not have a material effect on its financial position or results of operations.

The Company is currently discussing, both internally among the members of the Board and with its outside counsel, whether it is in the Company’s best interest and in the best interest of its stockholders to pursue legal action against those officers and providers of professional services who were involved in the Accounting Irregularities. The Company has not made any determinations on this matter as of the date of this report.

The Texas Comptroller of Public Accounts (the “Comptroller”) conducted a sales and use tax audit of DGSE with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that the Company owed an amount of tax due, plus penalties and interest. We submitted a request for redetermination to the Comptroller by letter dated January 13, 2011. By letter dated August 25, 2011, the Comptroller stated that our request for a redetermination hearing had been granted. The hearing has not yet taken place, but the Company has been actively engaged in discussions with the Comptroller's office. The Company and the Comptroller have reached informal agreement on certain issues, while other issues remain under discussion. Although no final determination has been reached, based on the most recent communication from the Comptroller in October of 2013, the Company believes that it is likely to owe additional taxes and interest to the State of Texas, and has accordingly reserved an additional $650,000 in the current quarter towards the payment of these amounts. The total reserve is based on the Company’s current best estimate, and may vary materially from any final assessment.

(10)	Discontinued Operations

In March of 2012, the Company decided to discontinue the operations of its Superior Galleries subsidiary due to the lack of profitability and current management's belief that it was unlikely that profitability would be reached in the foreseeable future. The Company officially discontinued operations on June 8, 2012 and incurred losses in the first and second quarter of 2012 for the discontinued operations. The operating results for the three and nine months ended September 30, 2013 and 2012 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue:
Sales	$-	$59	$-	$3,168,438

Costs and expenses:
Cost of sales	-	560	-	2,861,477
S,G&A expenses	-	29,780	-	429,051
Depreciation and amortization	-	(23,727)	-	220,384
	-	6,613	-	3,510,912

Operating loss	-	(6,554)	-	(342,474)

Other (expense)/income, net	-	(99,265)	-	(358,805)
Interest expense	-	-	-	(5,362)
	-	(99,265)	-	(364,167)

Loss from discontinued operations before income taxes		(105,819)		(706,641)

Income tax expense	-	-	-	-

Loss from discontinued operations after income taxes	$-	$(105,819)	$-	$(706,641)

For the three and nine months ended September 30, 2013, there was no activity in discontinued operations. For the nine months ended September 30, 2012, depreciation and amortization expense includes $201,091 related to the write off of Superior assets with no future value to the Company. Other (expense) income, net for the nine months ended September 30, 2012, includes of a $62,872 write off of the deferred rent liability net of rent expense and a $158,093 expense related to a settlement paid in October 2012, which was accrued in the nine months ended September 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of the SEC investigation described elsewhere in this Form 10-Q or pending litigation, and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Fiscal 2012 10-K”). These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

Given our business model, global precious metal and diamond prices affect almost every aspect of our business. While these prices are inherently out of our control, we generally view that our wide variety of products and activities provide a strong degree of diversification for our investors. Given the current global economic uncertainty, precious metal and diamond prices have been unusually volatile and gold prices in particular have seen an unprecedented decline in the current year. The average price of one ounce of gold as represented by London PM Fix during the three months ended September 30, 2013 was 19% lower than the same quarter a year earlier, and the closing price on September 30, 2013 was 25% lower than on the same day in 2012.

While gold and other precious metal prices affect the cost and pricing of our products, we believe the single biggest impact from the recent drop in the price of gold is that fewer customers are interested in selling their unused or unwanted gold, and this has had a significant impact on our high-margin scrap buying business. While we can anecdotally see this impact in our operations and the financial results, there is no reliable way to directly calculate the impact of gold, or other commodity, prices on our business.

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Sales. Sales decreased by $5,220,440, or 18%, during the three months ended September 30, 2013 to $23,754,623, as compared to $28,975,063 during the same period in 2012. The primary driver of this drop was a significant decrease in scrap sales, which were down approximately 50% from the year ago quarter, driven by the drop in gold prices discussed above. Bullion sales were consistent year over year, while we saw a slight decrease in jewelry sales.

Gross Margin. For the three months ended September 30, 2013, gross margins decreased by $1,655,036, or 26.7% to $4,532,305, as compared to $6,187,341 during the same period in 2012, driven by lower sales, as detailed above. Gross margin as a percentage of revenue decreased to 19.1% for the three months ended September 30, 2013, compared to 21.4% for the same period in the prior year. While margins percentages for the three months ended September 30, 2013 increased for scrap and rare coin sales, and were approximately flat elsewhere, the overall margin percentage decreased due to lower scrap sales, which carry above average margins.

Selling, General and Administrative Expense. For the three months ended September 30, 2013, Selling, General and Administrative (“SG&A”) expenses decreased by $906,140, or 14% to $5,499,007, as compared to $6,405,147 during the same period in 2012. This reduction was driven by cost reduction efforts across all areas, and partially offset by the opening of six new stores in the last half of 2012 and first half of 2013, which added $468,000 of SG&A expenses in the current quarter versus the same quarter last year. The Company also accrued $650,000 in the current quarter in expectation of a sales tax and interest settlement with the Texas State Comptroller of Public Accounts, as detailed in the “Legal Proceedings” section of this filing. In addition, the Company incurred $95,000 and $1,407,000 during the three months ended September 30, 2013 and 2012, respectively, in professional fees and costs associated with the 2012 restatement of our financial statements, and related legal matters.

Depreciation and Amortization. For the three months ended September 30, 2013, depreciation and amortization expense was $187,079 compared to $152,337 for the same period in 2012, an increase of $34,742 or 23%. The current quarter increase in depreciation and amortization over the same period in 2012 is related to depreciation on new assets placed into service over the past year, primarily related to new store openings, and the move to new corporate offices in April of 2013.

Other income, net. For the three months ended September 30, 2013, other income, net was $2,845 compared to $39,352 during the same period in 2012. Other income in the current period is primarily interest income on certain depository accounts. Other income in the prior year period was driven by gains on securities available for sale.

Interest Expense. For the three months ended September 30, 2013, interest expense was $66,604, a decrease of $6,073 or 8% compared to $72,677 during the same period in 2012. The decrease is primarily due to the lower interest rate on the Company’s new line of credit, which was executed in July of 2012, compared to the interest rate on the Company’s previous debt facility.

Loss from Discontinued Operations. The results for the three months ended September 30, 2012 were a net loss of $105,819 related to operations of Superior Galleries. There was no activity for discontinued operations for the three months ended September 30, 2013.

Nine months Ended September 30, 2013 compared to Nine months Ended September 30, 2012

Sales. Sales decreased by $6,554,838, or 7%, during the nine months ended September 30, 2013 to $83,819,585, as compared to $90,374,423 during the same period in 2012. The primary driver of this drop was a significant decrease in scrap sales, which were down approximately 35% from the year ago quarter, driven by the drop in gold prices discussed previously. Additionally, sales increases in bullion and our wholesale watch division were offset by decreases in sales for jewelry and rare coins. Bullion demand was up significantly as gold pricing saw an unprecedented drop. In addition, revenue from discontinued operations for Superior Galleries, Inc. (“Superior Galleries”) was excluded in the amount of $0 and $3,168,438 for the periods ended September 30, 2013 and 2012, respectively.

Gross Margin. For the nine months ended September 30, 2013, gross margins decreased by $2,645,092, or 15.6% to $14,282,189, as compared to $16,927,281 during the same period in 2012, driven by lower sales, as detailed above. Gross margin as a percentage of revenue decreased slightly to 17.0% for the nine months ended September 30, 2013, compared to 18.7% for the same period in the prior year. While margins percentages are up year to date in all sales categories, the overall margin percentage decrease was driven by higher bullion sales, which carry a lower margin, and lower scrap sales, which carry above average margins.

Selling, General and Administrative Expense. For the nine months ended September 30, 2013, SG&A expenses decreased by $2,258,543, or 13% to $15,665,812 as compared to $17,924,355 during the same period in 2012. This reduction was driven by cost reduction efforts across all areas, and partially offset by the opening of six new stores in the last twelve months, which added $1,138,000 in the current period. In addition, the Company incurred $425,000 and $2,548,000 during the nine months ended September 30, 2013 and 2012, respectively, in professional fees and costs associated with the 2012 restatement of our financial statements, and related legal matters. This amount includes $150,000 paid by the Company in relation to the shareholder and derivative settlements detailed in the “Legal Proceedings” section of this filing. The Company also accrued $650,000 in the current year in expectation of a sales tax and interest settlement with the Texas State Comptroller of Public Accounts, as detailed in the “Legal Proceedings” section of this filing.

Depreciation and Amortization. For the nine months ended September 30, 2013, depreciation and amortization expense was $543,735 compared to $448,260 for the same period in 2012, an increase of $95,475 or 21%. The current period increase in depreciation and amortization over the same period in 2012 is related to depreciation on new assets placed into service over the past year, primarily related to new store openings, and the move to new corporate offices in April of 2013.

Other income, net. For the nine months ended September 30, 2013, other income, net was $18,204 compared to $66,012 during the same period in 2012. Other income in the current year is driven primarily by a gain on an insurance settlement, related to a store burglary. In 2012, this income related to gains on investments.

Interest Expense. For the nine months ended September 30, 2013, interest expense was $170,566, a decrease of $83,230 or 33% compared to $253,796 during the same period in 2012. The decrease is primarily due to the lower interest rate on the Company’s new line of credit, which was executed in July of 2012, compared to the interest rate on the Company’s previous debt facility.

Loss from Discontinued Operations. The results for the nine months ended September 30, 2012 are a net loss of $706,641 related to operations of Superior Galleries. There was no activity for discontinued operations for the nine months ended September 30, 2013.

Liquidity and Capital Resources

During the nine months ended September 30, 2013 and 2012, cash flows used in continuing operating activities totaled $1,708,798 and $2,733,601, respectively, representing a decrease of $1,024,803, or 37%. The use of cash flows in continuing operating activities for the nine months ended September 30, 2013 was primarily a result of operating losses of $2,254,099, as well as a $1,593,001 increase in inventory and a decrease in customer deposits and other liabilities of $694,598. These amounts were partially offset by an increase of $1,736,641 in accounts payable and accrued expenses. During the same period in 2012, there was an increase in inventory of $974,998, and a decrease in accounts payable and accrued expenses of $1,115,383 and loss from continuing operations of $1,739,531.

During the nine months ended September 30, 2013 and 2012, cash flows used in investing activities totaled $619,894 and $823,447, respectively, representing a decrease of $203,553, or 25%. The use of cash in investing activities during both periods was primarily driven by purchases of property and equipment. The 2012 period also includes $59,313 in net gains on investments.

During the nine months ended September 30, 2013 and 2012, cash flows used in financing activities totaled $144,129 and $334,240, respectively. The use of cash in financing activities during both periods was primarily the result of repayment of notes payable, and payments on capital lease obligations. The prior year period also includes the repayment of the Company’s previous line of credit with Texas Capital Bank, and the proceeds from the Company’s new line of credit with NTR Metals, as detailed further below.

During the nine months ended September 30, 2013 and 2012, cash flows provided by discontinued operations totaled $0 and $690,322, respectively.

We expect capital expenditures to total approximately $750,000 during the current year. These expenditures are largely driven by new store openings, and the April 2013 move of our corporate headquarters. It is anticipated that these expenditures will be funded from working capital. As of September 30, 2013, there were no commitments outstanding for capital expenditures.

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

On June 21, 2012, we entered into an agreement with TCB to extend the maturity date of the credit facility to July 22, 2012. On July 19, 2012, we entered into a Loan Agreement with NTR pursuant to which NTR agreed to provide to us a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement will terminate–and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with the TCB Facility, and additional proceeds are expected to be used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and will be amortized to interest expense on a straight-line basis over two years. As of September 30, 2013 and December 31, 2012, we had an outstanding balance of $3,583,358 drawn on the NTR credit facility.

As of the current quarter, the outstanding balance on the NTR credit facility has been reclassified as a current liability, given its August 1, 2014 maturity date. The Company is discussing the extension of this credit facility with NTR, as well as various commercial lenders, and expects to extend or re-finance this balance in the first half of 2014.

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

Item 4. Controls and Procedures.

Based upon the evaluation required by Section 13a-15(b) of the Securities Exchange Act of 1934, as amended, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, as of September 30, 2013, were not effective.

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

Also in connection with the Accounting Irregularities, and the subsequent halt in trading of our Common Stock on the NYSE MKT Exchange, the Company was served notice of two related lawsuits. The first, Civil Action No. 3:12-cv-3664 was filed in the United States District Court for the Northern District of Texas, on September 7, 2012, entitled Grant Barfuss, on behalf of himself and all others similarly situated vs. DGSE Companies, Inc.; L. S. Smith, John Benson and William Oyster. This was a complaint alleging violations of the securities laws and seeks unspecified damages. Plaintiffs alleged that certain public filings in 2010 and 2011 were false and misleading. The second suit, Case No. 3:12-cv-03850 in the United States District Court for the Northern District of Texas, was filed on September 21, 2012, by Jason Farmer, Derivatively on Behalf of Nominal Defendant DGSE Companies, Inc., Plaintiff, v. William H. Oyster, James D. Clem, William Cordeiro, Craig Alan-Lee, David Rector, L. S. Smith, and John Benson, Defendants, and DGSE Companies, Inc., Nominal Defendant. This suit was filed against DGSE, as a nominal defendant, and against certain and former officers and directors. The plaintiff asserted that certain reports were false and misleading, that the defendants breached fiduciary duties owed to DGSE, for abuse of control, and sought unspecified compensatory and exemplary damages, along with certain corporate governance changes, for the benefit of DGSE. On October 21, 2013 the United States District Court for the Northern District of Texas granted final approval of the previously proposed settlement of both the class action and derivative litigation. The defendants have agreed to pay $2 million to resolve all claims in both suits (including obligations to pay plaintiffs’ attorneys’ fees). It is expected that approximately 90% of the total settlement amount and related expenses will be paid from insurance proceeds. As of September 30, 2013, we have incurred approximately $150,000 in attorneys’ fees and directly paid $150,000 as our portion of the of the settlement amount. We also expect to incur some additional fees and expenses associated with finalizing the settlement, but expect that any remaining costs associated with the settlement would not have a material effect on our financial position or results of operations.

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

The Texas Comptroller of Public Accounts (the “Comptroller”) conducted a sales and use tax audit of DGSE with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that we owed an amount of tax due, plus penalties and interest. We submitted a request for redetermination to the Comptroller by letter dated January 13, 2011. By letter dated August 25, 2011, the Comptroller stated that our request for a redetermination hearing had been granted. The hearing has not yet taken place, but the Company has been actively engaged in discussions with the Comptroller's office. The Company and the Comptroller have reached informal agreement on certain issues, while other issues remain under discussion. Although no final determination has been reached, based on the most recent communication from the Comptroller in October of 2013, we believe that we are likely to owe additional taxes and interest to the State of Texas, and have accordingly reserved an additional $650,000 in the current quarter towards the payment of these amounts. The total reserve is based on our current best estimate, and may vary materially from any final assessment.

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

DGSE Companies, Inc. (Registrant)
Date: November 13, 2013	By:	/s/ JAMES J. VIERLING
James J. Vierling
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2013		/s/ C. BRETT BURFORD
C. Brett Burford
Chief Financial Officer (Principal Financial Officer)

