Form 10-K
period 2013-12-31
DGSE COMPANIES INC
filed 2014-03-27
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission file number 001-11048

DGSE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0097334
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

15850 Dallas Parkway, Suite 140, Dallas, Texas	75248
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 972-587-4049

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Common Stock	NYSE MKT

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes          ☑ No

As of June 28, 2013, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price at which the common equity was last sold on the NYSE MKT Exchange (the “Exchange”) was $12,394,633.

As of the close of business on March 25, 2014, there were 12,203,584 shares of DGSE Companies, Inc. common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

PART I

Unless the context indicates otherwise, references to "we", "us", "our", “the Company” and ”DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (this “Form 10-K”), including but not limited to the section of this Form 10-K entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of the Securities and Exchange Commission (“SEC”) investigation described elsewhere in this Form 10-K or pending litigation, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS.

Overview

We were originally formed as a corporation in the State of Nevada on September 16, 1965 under the name “Canyon State Mining Corporation of Nevada.” After several name changes through the years, in 2005 we changed our name to DGSE Companies, Inc. Our principal executive offices are located at 15850 Dallas Parkway, Suite 140, Dallas, Texas 75248. Our telephone number is 972-587-4049. Our primary commercial internet address is www.DGSE.com, and we also maintain www.DGSECompanies.com primarily as a corporate information and investor relations website. We hold registered trademarks for the company names “Dallas Gold & Silver Exchange”, “Southern Bullion Coin & Jewelry” and the corresponding logos.

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States. Our operations are organized around two primary types of customers, retail customers and wholesale customers.

Customer Types

Retail

As of the end of the fiscal year ended December 31, 2013, (“Fiscal 2013”), our products and services were marketed through 35 retail locations in Alabama, Florida, Georgia, Illinois, South Carolina, Tennessee and Texas. During the year ended December 31, 2012 (“Fiscal 2012”), we closed our sole location in California, (operating under the name Superior Galleries), and subsequent to the end of Fiscal 2013 we have closed six underperforming locations across the South. Our retail locations operate under a variety of banners, including Bullion Express, Charleston Gold & Diamond Exchange, Dallas Gold & Silver Exchange and Southern Bullion Coin & Jewelry and are supported by the following websites: www.BullionExpress.com, www.CGDEinc.com, www.DGSE.com and www.SouthernBullion.com.

Our retail footprint has grown significantly in recent years through both acquisition and the opening of additional locations. Fiscal 2013 saw a significant downturn in precious metals, with a nearly 30% decrease in the price of an ounce of gold, as measured by London PM Fix, between January 1 and December 31, 2013. This downturn has significantly changed the economics of our business, and led us to further evaluate the number and locations of retail stores. Notwithstanding a significant uptick in precious metal pricing, our management does not expect to open additional retail locations in the next 12 months. Instead our management intends to focus on cost management and growing revenues through additional sales at our current physical locations and increasing our internet presence. We believe that focused growth and cost containment will allow us to return to profitability in the fiscal year ended December 31, 2014 (“Fiscal 2014”).

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

In addition to our Fairchild operations, we transact a significant amount of business with wholesalers and other companies in our industry. This wholesale transactional activity occurs at industry-specific trade shows held periodically throughout the year, during in-person and telephonic sales calls, and on industry trade websites that facilitate wholesale trades for our industry.

Products and Services

Jewelry

We sell items in every major jewelry category, including bridal jewelry, fashion jewelry, custom-made jewelry, diamonds and other gemstones, watches and findings (jewelry components).

A substantial percentage of our jewelry inventory is purchased directly from our customers at one of our retail locations. These jewelry items and fine watches are then cleaned, serviced and repaired by our experienced jewelers so that they are in a like-new condition and suitable for resale.

The higher-quality diamonds and gemstones we purchase are certified by the Gemological Institute of America (“GIA”) and other third-party certifying authorities for an independent assessment of their quality. This process aides us in readily reselling these stones individually or as a component of our custom bridal and fashion jewelry. Mid-quality diamonds and gemstones are often utilized in custom fashion jewelry or packaged with lower quality stones and sold to wholesalers across the country and abroad.

We maintain relationships with numerous consignment vendors across the country, which supply us with new and estate jewelry, which supplements jewelry that we purchase over the counter and enhances our overall jewelry offering. Any sales made from this consignment jewelry stock are settled with our consignment vendors on a monthly or quarterly basis. We also have a strategic partnership with AJLR LLC, (“AJLR”) whereby AJLR manufactures jewelry for DGSE on a consignment basis, utilizing parts of DGSE's diamond stock along with gems sourced from other third parties. This relationship allows DGSE to sell high-quality fashion jewelry to our customers, for significantly lower prices than many of our competitors.

We also maintain jewelry repair centers in five of our locations and accept repairs, polishing and service orders through all of our retail locations.

Jewelry retailing is highly fragmented and competitive. We compete for jewelry sales primarily against specialty jewelers such as Zales, Jared, and Kay’s, as well as other retailers that sell jewelry including department stores, discount stores, apparel outlets, and internet retailers. The jewelry category competes for a share of our customers’ disposable income with other consumer sectors such as electronics, clothing and furniture, as well as travel and restaurants. This competition for consumers’ discretionary spending is particularly relevant to gift giving, and also has some relevance with respect to bridal jewelry (e.g. engagement, wedding, and anniversary).

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

Elemetal, LLC (“Elemetal”) is our principal supplier of bullion products. Several other bullion wholesalers compete for our business on a regular basis.

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

Scrap

Individual and wholesale customers sell their unwanted jewelry and other precious metals items to us at all of our retail locations. After we have purchased these valuables, they are processed at a centralized clearing house, where expert jewelers, gemologists and watchmakers sort items into three main resale categories: Retail Appropriate, Wholesale Appropriate and Refiner Appropriate. Those items deemed appropriate for resale at one of our retail locations are cleaned, serviced and repaired by our experienced jewelers so that they are in a like-new condition. The vast majority of these items are then individually tagged with a radio frequency identification tracking system tag, placed on our e-commerce websites and sent to one of our retail locations for future retail sales. Other items that are not appropriate for our retail locations are grouped into wholesale lots and liquidated at national trade shows or through in-person dealer to dealer transactions. Items that are not appropriate for either retail or wholesale purposes are sent to the refiner and refined into bullion, which is typically sold to the refiner.

Elemetal is also the principal refiner of our scrap related products. Several other refiners compete for our business on a regular basis.

Relationship with Elemetal, LLC.

Elemetal is a global precious metals conglomerate based in Dallas, Texas. Its principal holdings include OPM Metals, an Ohio-based large scale precious metal refiner (“OPM”), NTR Metals, a Texas-based retail refiner of precious metals (“NTR”), Elemetal Capital, a leading trader in the precious metals industry, Provident Metals, an online retailer of bullion and precious metal products, and Echo Environmental, a Texas-based firm focusing on electronic waste recycling and precious metal recovery.

Through a series of transactions beginning in 2010, NTR became the largest shareholder of our Common Stock. In April of 2012 NTR announced its merger with OPM, the largest American-owned refiner of “good delivery” gold and silver. The combined company was originally called Global Metals Holdings, and has since been rechristened Elemetal.

In January of 2013 NTR announced it would contribute 4,393,142 of its shares of our Common Stock to Elemetal, in exchange for ownership units in Elemetal. NTR also agreed to contribute its option to buy 5,000,000 additional shares of DGSE.

In addition to being our largest shareholder, Elemetal is our primary supplier for bullion products and is our primary refiner of recyclable precious metal. These and other transactions with Elemetal are more fully described in footnote 13 to our consolidated financial statements, Related Party Transactions.

Along with NTR, OPM, Elemetal Capital, Provident Metals and Echo Environmental, Elemetal considers DGSE one of its core holdings.

Sales and Marketing

In Fiscal 2013, our advertising activities continued to rely on local television, radio, print, and digital media. Marketing activities centered on each of the major business categories, emphasizing our broad array of products, expertise, and price advantages compared to our local and regional competition. In Fiscal 2013, we spent $3,380,173 on advertising and marketing, a 28% year-over-year cost reduction. Our advertising and marketing spending represents costs for traditional and digital media, in-store displays, brochures and informational pamphlets, production fees, and other related items.

In Fiscal 2014, we plan to undertake three major initiatives to transform our marketing and advertising capabilities:

First, we intend for our digital strategy to come to the forefront and move to the core of our marketing strategy. As digital commerce platforms continue double-digit growth, we are preparing to re-launch our website in 2014 to include what we believe will be an industry-leading eCommerce platform. We expect our updated web platform to unify the broad array of inventory across every store and allow for online ordering and in-store pickup of items. The website is also being designed to adapt to a variety of platforms for optimized viewing across a multitude of digital devices. We believe this enhanced web platform will also allow for personalization of the shopping experience, including recommended inventory, geolocation of customers relative to the nearest store, and will deliver a seamless digital experience for product research, purchase, and social sharing. Additionally, we anticipate that digital media and marketing will play an increasingly larger role in our overall advertising mix. We anticipate that social interaction and engagement, email marketing programs, and expert video tutorials will feature heavily for our jewelry, bullion, and rare coin categories throughout 2014, honed directly to specific consumer demographic, historic, and behavioral characteristics.

Second, we intend for our marketing and advertising data strategies to be united among all promotions, campaigns, channels, and messages, and connected directly to consumer and business operations data. In conjunction with the launch of our updated web platform, we are implementing a robust customer relationship management system (“CRM”) to collect, store, manage, and report on all customer interactions with our brand. Our goal is to nurture, retain, upsell, and cross-sell our existing high-value customers via personalized media rather than focus our efforts solely on mass-market advertising as we have in the past.

Third, as we work toward the enhancement of our marketing and sales capabilities, we anticipate a refresh to our retail and wholesale brands. The goal for this refresh is to unite our wholesale and retail businesses under a singular message, and work to align our core brand trait – value – into our consumer communications about low cost, best price, convenience, unique inventory, trust, loyalty, expertise, experience, and personalization. Once our message is united and aligned, our customers will hear a single branded voice, echoed nationally through all stores and channels, rather than a locally or regionally fragmented message. This unification also allows us to strongly differentiate ourselves from both the discount and luxury competitors as well as save significant money in our creative, media, and advertising budgets.

Seasonality

The retail and wholesale jewelry business is seasonal. We realized 34% and 28% of our annual jewelry sales in the fourth quarters of Fiscal 2013 and Fiscal 2012, respectively.

While our bullion, scrap and rare coin businesses are not as seasonal, our management believes they are directly impacted by several national and international factors which are out of our control. These factors may affect margins, customer demand and transactional volume in our bullion and rare coin business. These factors include but are not limited to: U.S. Federal Reserve policies, inflation rates, global economic uncertainty, governmental and private mint supply and other factors.

Competition

We operate in a highly competitive industry where competition is based on a combination of price, service and product quality. Our jewelry and scrap activities compete with numerous other competitors in the markets in which we operate. These competitors include big box retailers, national jewelry chains, individual jewelry stores, web-only entities, pawn shops and other businesses who attempt to enter this industry as an add-on to their existing business lines.

The bullion and rare coin industry in which we compete is dominated by substantially larger enterprises which retail and wholesale bullion, rare coin and other precious metal products through traditional store front locations and via the internet.

We compete in these industries by taking advantage of core competencies in the following areas:

•	Pricing – We believe we offer competitive or industry leading price points across all of our product lines.
•	Selection – We offer a wide variety of inventory in each one of our product lines. Our management believes this diverse selection allows us to market to the widest variety of potential clients while immediately delivering items that competitors may have to back order.
•	Brick and Mortar Locations – We seek retail locations that simultaneously meet our client’s geographical needs while also providing a safe and attractive location to conduct business.
•	Web Portals – Our websites allow clients who are located both inside and outside of our brick and mortar footprint to conduct business with us in an efficient and cost effective manner.

•	Staff – We employ a staff of experts with many years of experience in their respective fields, such as jewelry, diamonds, premium and vintage watches, bullion and numismatic coins. Our management believes that when coupled with our corporate training programs, management structure and incentives for continuing education, our client facing sales associates are among the nation’s best.
•	Brand – We have spent millions of dollars over the past 30 years advertising our brands and have spent countless hours reinforcing that marketing message with our clients on an individual basis. As a result, we believe that current and prospective clients place a significant amount of trust in our brands. Additionally, we believe that consumers have additional confidence in our brands as a result of our public company status.
•	Market Maker –While many of our competitors limit their participation to either buying or selling in certain markets, we both buy and sell at a retail level across all of our product lines and in all markets, creating a unique service for our retail customers. Our model makes it easy for a customer to upgrade to a higher quality watch, diamond or jewelry item from one they already own, to move a precious metal investment easily into a different metal, or to receive cash for an unused or unwanted item.

Employees

As of December 31, 2013, we employed 192 individuals, 166 of whom were full time employees. None of our employees are represented by a labor union and we believe that our current relations with employees are good. Our management follows the policy of keeping employees informed of decisions and encourages and implements employee suggestions whenever practicable.

Available Information

Our primary commercial website is located at www.DGSE.com. Through the Investor Relations section of this website, as well as through www.DGSECompanies.com, we make available free of charge all of our filings with the SEC and press releases. In addition, a complete copy of our Business Conduct and Ethics Policy, our Related Party Transactions Policy and charters for our Audit and Compensation Committees are available through this website, as well as information on how to communicate with our Board of Directors (our “Board”).

Discontinued Operations

In March of 2012, we decided to discontinue the operations of our subsidiary, Superior Galleries, Inc., a Delaware corporation (“Superior”), due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. We officially discontinued the Superior business on June 8, 2012, but incurred some additional losses during the remainder of 2012 related to winding down operations. The operating results and any gain or loss on the disposition of Superior assets for the years ended December 31, 2013 and 2012 have been reclassified as discontinued operations in the consolidated financial statements.

Research & Development

We do not actively engage in research and development activities. As a result, we spent $0 in Fiscal 2013 and Fiscal 2012 on research and development.

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

We are currently under investigation by the SEC for accounting irregularities. It is possible that the investigation will not be resolved in our favor. We could face additional enforcement actions by the SEC or other governmental or regulatory bodies, as well as additional shareholder lawsuits, all of which could have significant negative financial or operational implications.

On April 16, 2012 we filed a Current Report on Form 8-K disclosing that our Board had determined the existence of certain accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”). At the time of this filing, we are under investigation by the SEC for the Accounting Irregularities in our financial statements. We cannot currently anticipate the ultimate outcome of the SEC investigation or the lawsuits, or its impact on us, including possible fines or sanctions, which could be significant. We may be the subject of additional enforcement actions and further lawsuits, which could be debilitating. The costs of such investigations and of defending lawsuits could be significant and could exceed the amount of any available insurance coverage we have, and we may not have sufficient resources in the future to satisfy such costs. These matters may continue for some time, and we have no way of anticipating when or how they may be resolved. As a result of the current investigation, as well as any future investigations or lawsuits, we could face loss of reputation, decline in confidence from investors, fall in the market price for our shares, inability to acquire capital and failure to continue as a going concern.

The Loan Agreement with NTR is collateralized by a general security interest in our assets. If we were to default under the terms of the credit facility, NTR would have the right to foreclose on our assets.

On July 19, 2012, we entered into that certain Loan Agreement with NTR, dated July 19, 2012, by and between NTR and us (the “Loan Agreement”), pursuant to which NTR agreed to provide us a guidance line of revolving credit in an amount up to $7,500,000. In connection with the Loan Agreement, we granted a security interest in the securities and the respective personal property of each of our subsidiaries. If we were to default under the terms and conditions of the Loan Agreement, NTR would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. As of December 31, 2013, the outstanding balance of the NTR loan was $2,383,359. On February 25, 2014 we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015.

The voting power in our company is substantially controlled by a small number of stockholders, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to our stockholders.

Elemetal, including its affiliate NTR, is our largest shareholder. Elemetal owns 4,695,042 shares of our Common Stock, representing 38.5% of our total outstanding shares of Common Stock, and has voting control over a total of 50.8% of our current voting securities by virtue of a proxy that Elemetal’s affiliate NTR holds over all of the shares of our Common Stock that are owned by Dr. L.S. Smith, our former Chief Executive Officer and Chairman, a proxy that expires May 25, 2014. Consequently, Elemetal is in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of our Board and any action requiring the approval of shareholders, including any amendments to our governing documents, mergers or sales of all or substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and make some transactions more difficult or impossible without the support of Elemetal. These transactions might include proxy contests, tender offers, mergers or other purchases of Common Stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our Common Stock.

We are currently involved in a sales tax dispute with the State of Texas, and there is no guarantee that we will be able to obtain a favorable result.

The Comptroller of Public Accounts of the State of Texas (the “Texas Comptroller”) asserted in December 2010 that we owe approximately $4.4 million in unpaid sales and use taxes tax for the period from March 1, 2006 through November 30, 2009 (the “Sales Tax Deficiency”), plus penalty of approximately $440,000 and accrued interest, as of December 17, 2010, of approximately $600,000. Interest has continued to accrue since that time. After ongoing discussions with the Texas Comptroller’s representatives and their review of additional documentation provided by us, the attorney representing the Texas Comptroller in the administrative hearing with respect to this asserted liability has informally agreed that the Sales Tax Deficiency will be reduced to approximately $800,000; therefore the Company expects the adjusted deficiency to be an estimated $1.1 million including penalty and interest, which approximates our reserve for this purpose. However, as of the date of this Form 10-K, this dispute has not been officially resolved. The sales tax matter may continue for some time, and there is no guarantee that we will be successful in eliminating or even reducing the Sales Tax Deficiency. If we are required by the State of Texas to repay the entire original Sales Tax Deficiency, or even a substantial part of that deficiency, we could face a liquidity shortfall, which could negatively affect our profitability, business operations, reputation and investor confidence.

In the past, our internal controls over financial reporting and procedures related thereto have been deficient. Although we have taken significant remedial measures, our previous deficiencies could have a material adverse effect on our business and on our investors’ confidence in our reported financial information, and there is no guarantee that our internal controls over financial reporting and procedures will not fail in the future.

Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and to detect and prevent fraud. In the past, our internal controls and procedures have failed. The remedial measures taken by us may not be sufficient to regain the confidence of investors or any loss of reputation, which could in turn affect our finances and operations. Our disclosure controls and internal controls over financial reporting may not prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our business have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If there is a failure in any of our internal controls and procedures, we could face investigation or enforcement actions by the SEC and other governmental and regulatory bodies, litigation, loss of reputation and investor confidence, inability to acquire capital and other material adverse effects on our finances and business operations.

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

Our results are dependent on a number of factors impacting consumer confidence and spending, including, but not limited to: general economic and business conditions; wages and employment levels; volatility in the stock market; home values; inflation; consumer debt levels; availability and cost of consumer credit; economic uncertainty; solvency concerns of major financial institutions; fluctuations in foreign currency exchange rates; fuel and energy costs and/or shortages; tax issues; and general political conditions, both domestic and abroad.

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

Our wholesale and jewelry sales are seasonal by nature. Our sales are traditionally greater during significant local holidays that occur in late fall, winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond our control. Given the timing of our annual seasonality, inclement weather can at times pose a substantial barrier to consumer retail activity, and have a material negative impact on our store traffic. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on our sales, profitability and results of operations.

If we misjudge the demand for our products, high inventory levels could adversely affect future operating results and profitability.

Consumer demand for our products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise causing a strain on operating cash flow. If the inventory cannot be sold through our wholesale or retail outlets, additional write-downs or write-offs to future earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory levels could result in unfulfilled customer orders, loss of revenue and an unfavorable impact on customer relationships. In particular, volatility and uncertainty related to macro-economic factors make it more difficult for us to forecast customer demand in our various markets. Failure to properly judge consumer demand and properly manage inventory could have a material adverse effect on profitability and liquidity.

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

Our future success and growth depend on the continued services of our key management and employees. The loss of the services of any of these individuals or any other key employee or contractor could materially affect our business. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them. There are a limited number of people with knowledge of, and experience in, our industry. We do not have employment agreements with many of our key employees. We do not maintain life insurance policies on many of our employees. Our loss of key personnel, especially without advance notice, or our inability to hire or retain qualified personnel, could have a material adverse effect on sales and our ability to maintain our technological edge. We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future. In addition, members of our management may be involved in business activities involving our wholly-owned subsidiaries that may distract such members from our day-to-day operations. Such distractions could have a material adverse effect on sales as a result of a failure to respond to market conditions on a timely basis.

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

We face corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the Exchange. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. We cannot ensure that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could subject us to investigation and enforcement actions and could materially adversely affect our reputation, financial condition and the value and liquidity of our securities.

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

Fluctuations in the availability and pricing of commodities, particularly gold, which accounts for the majority of our merchandise costs, could adversely impact our earnings and cash availability

While jewelry manufacturing is a major driver of demand for gold, management believes that the cost of gold is predominantly driven by investment transactions which have resulted in significant changes in its cost over the past seven years. Our cost of merchandise and potentially our earnings may be adversely impacted by investment market considerations that cause the price of gold to significantly increase or decrease.

An inability to increase retail prices to reflect higher commodity costs would result in lower profitability. Historically jewelry retailers have been able, over time, to increase prices to reflect changes in commodity costs. However, in general, particularly sharp increases in commodity costs may result in a time lag before increased commodity costs are fully reflected in retail prices. There is no certainty that such price increases will be sustainable, so downward pressure on gross margins and earnings may occur. In addition, any sustained increases in the cost of commodities could result in the need to fund a higher level of inventory or changes in the merchandise available to the customer.

A significant portion of our profit is generated from the buying and selling of pre-owned jewelry or other precious metal based products. Significant price fluctuations in precious metals, especially downward, can have a severe impact on this part of our business, as people are less likely to sell these products to us if they believe that their merchandise is being undervalued, or if they believe the value is uncertain.

The conflict mineral diligence process, the results from that process and the related reporting obligations could increase costs, adversely affect our reputation and adversely affect our ability to obtain merchandise

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while our management believes that the rules will only cover less than 1% of annual worldwide gold production (based upon current estimates), the final rules require us and other jewelry retailers and manufacturers that file with the SEC to exercise reasonable due diligence in determining the country of origin of the statutorily designated minerals that are used in products sold by us. If we meet certain criteria we must first report to the SEC on our country of origin inquiries, our due diligence measures, the results of those activities, and our related determinations in May 2014. Compliance with the rules will likely increase our costs. Although our management does not currently believe that such an increase in costs will be material, we cannot be certain of the costs that may be associated with such regulatory compliance. The final rules also cover tungsten, which is contained in a small proportion of items that are sold by us. Other minerals, such as diamonds, could be added to those currently covered by these rules. We may incur reputational risks with customers and other stakeholders if, due to the complexity of the global supply chain, we are unable to sufficiently verify the origin for the relevant metals. Also, if the responses of parts of our supply chain to the verification requests are adverse, it may harm our ability to obtain merchandise and add to compliance costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We own a 20,456 square foot facility at 11311 Reeder Road, Dallas, Texas, which houses our largest retail operation. The land and buildings are subject to a mortgage maturing in August 2016, with a principal balance outstanding of approximately $1,843,061 as of December 31, 2013.

In April of 2013 we moved our principal corporate offices to office space at 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by Elemetal and also serves as their headquarters. We lease space in the building subject to a lease that will expire in December of 2015.

In November of 2013 we signed an agreement to lease a portion of our Reeder Road facility to a third party, beginning in January of 2014. Under the terms of the five-year agreement we will receive $5,000 per month in base rent initially, increasing to $7,500 per month after 24 months. The lessee will also be required to pay additional rent based on revenue it generates using the facility. Under certain conditions we have the right to terminate the agreement after 24 months.

We also lease various properties across the seven states in which we currently operate. These leases have a wide variety of terms, rents and expiration dates. We are constantly evaluating each of our locations in terms of profitability, effectiveness and fit with long-term strategy. During Fiscal 2013 we opened three new stores in existing markets (Dallas, Atlanta, and Charleston) and closed two unprofitable locations (Asheville, North Carolina and Oxford, Alabama). Subsequent to the end of Fiscal 2013 we have closed six stores in smaller, underperforming markets. The following table provides a summary of all materially significant locations out of which we and our subsidiaries operate as of the date of this report.

				Square
Location	State	Use	Rent/Own	Footage	Comments
Allen	TX	Dallas Gold & Silver	Rent	1,325
Arlington	TX	Dallas Gold & Silver	Rent	2,824
Dallas	TX	Dallas Gold & Silver	Rent	3,338
Dallas	TX	Dallas Gold & Silver	Rent	2,100
Euless	TX	Dallas Gold & Silver	Rent	2,158
Fort Worth	TX	Dallas Gold & Silver	Rent	2,459
Southlake	TX	Dallas Gold & Silver	Rent	1,400
Garland	TX	Dallas Gold & Silver	Rent	1,500	Opened 6/27/13
Dallas	TX	Dallas Gold & Silver	Own	20,456

Chicago	IL	Bullion Express	Rent	4,234

Mt Pleasant	SC	Charleston Gold & Diamond	Rent	2,678
Summerville	SC	Charleston Gold & Diamond	Rent	5,125	Opened 8/2/13

Atlanta	GA	Southern Bullion	Rent	5,066
Birmingham/Trussville	AL	Southern Bullion	Rent	1,000
Chattanooga	TN	Southern Bullion	Rent	3,090
Cleveland	TN	Southern Bullion	Rent	1,600
Columbus	GA	Southern Bullion	Rent	855
Daphne	AL	Southern Bullion	Rent	1,000
Greenville	SC	Southern Bullion	Rent	1,000
Hoover	AL	Southern Bullion	Rent	1,240
Huntsville	AL	Southern Bullion	Rent	2,000
Mobile	AL	Southern Bullion	Rent	2,500
Montgomery	AL	Southern Bullion	Rent	1,400
Northport/Tuscaloosa	AL	Southern Bullion	Rent	1,000
Opelika	AL	Southern Bullion	Rent	1,250
Pensacola	FL	Southern Bullion	Rent	1,200
Prattville	AL	Southern Bullion	Rent	1,568
Ringgold	GA	Southern Bullion	Rent	1,500
Cumming	GA	Southern Bullion	Rent	2,000	Opened 6/1/13

Dallas	TX	Corporate offices	Rent	4,500	Moved 4/12/13

Recently Closed
Asheville	NC	Southern Bullion	Rent	1,200	Closed 5/15/13
Oxford	AL	Southern Bullion	Rent	2,750	Closed 5/26/13
Anderson	SC	Southern Bullion	Rent	1,400	Closed 2/3/14
Dalton	GA	Southern Bullion	Rent	3,125	Closed 2/3/14
Decatur	AL	Southern Bullion	Rent	1,700	Closed 2/3/14
Destin	FL	Southern Bullion	Rent	1,400	Closed 2/3/14
Florence	AL	Southern Bullion	Rent	1,152	Closed 2/3/14
Johnson City	TN	Southern Bullion	Rent	1,500	Closed 2/3/14

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

We settled two lawsuits in Fiscal 2013 that were filed in connection with the Accounting Irregularities and the subsequent halt in trading of our Common Stock on the Exchange,.  The first, Civil Action No. 3:12-cv-3664, was filed in the United States District Court for the Northern District of Texas, on September 7, 2012, entitled Grant Barfuss, on behalf of himself and all others similarly situated vs. DGSE Companies, Inc.; L.S. Smith, John Benson and William Oyster (the “November 2012 Case”).  This complaint alleged violations of the securities laws and sought unspecified damages.  Plaintiffs alleged that certain public filings in 2010 and 2011 were false and misleading.  The second suit, Case No. 3:12-cv-03850 in the United States District Court for the Northern District of Texas, was filed on September 21, 2012, by Jason Farmer and entitled Jason Farmer, Derivatively on Behalf of Nominal Defendant DGSE Companies, Inc., Plaintiff, v. William H. Oyster, James D. Clem, William Cordeiro, Craig Alan-Lee, David Rector, L.S. Smith, and John Benson, Defendants, and DGSE Companies, Inc., Nominal Defendant (the “September 2012 Case”).  This suit was filed against DGSE, as a nominal defendant, and against certain current and former officers and directors.  The plaintiff asserted that certain statements made in our proxy materials were false and misleading, that the defendants breached fiduciary duties owed to DGSE, that defendants engaged in abuse of control, and sought unspecified compensatory and exemplary damages, along with certain corporate governance changes, for the benefit of DGSE.

An approved settlement resolved all issues that were pending before the United States District Court for the Northern District of Texas in each of the September 2012 Case and the November 2012 Case. The defendants agreed to pay $2 million to resolve all claims in both suits (including obligations to pay plaintiffs’ attorneys’ fees). We also incurred our own attorneys’ fees and expenses associated with finalizing the settlement. While the majority of the total settlement amount and related expenses were paid from insurance proceeds, we incurred approximately $314,000 in Fiscal 2013 in relation to these suits.

Subsequent to the end of Fiscal 2013, we have also settled a civil suit filed in the County Court for Dallas County, Texas, Cause No. CC-13-02999-C entitled Joseph C. Osterman, T.G. Herron, and, Jean K. Herron, Plaintiffs, vs. DGSE Companies, Inc. d/b/a Dallas Gold & Silver Exchange, Defendants. The complaint alleged amounts owed and due to the plaintiffs by the defendant in relation to a number of promissory notes allegedly issued between 2001 and 2006 by the defendant, and plaintiffs sought compensatory damages. Pursuant to the confidential settlement agreement, which admits no liability on the part of the defendant, we have resolved all claims with plaintiff Osterman to the parties’ mutual satisfaction. Discussions with plaintiffs Heron are ongoing, and the final outcome of these discussions is uncertain, although any conclusion to this suit is not expected to be material to the our results in Fiscal 2014.

The Texas Comptroller of Public Accounts (the “Texas Comptroller”) conducted a sales and use tax audit of our operations in Texas with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that we owe an amount of tax due, plus penalties and interest. We submitted a request for redetermination to the Texas Comptroller by letter dated January 13, 2011. By letter dated August 25, 2011, the Texas Comptroller stated that our request for a redetermination hearing has been granted. No hearing has taken place, but we have been actively engaged in discussions with the Texas Comptroller's office. We have reached an informal agreement on certain issues with the attorney representing the Texas Comptroller in the administrative hearing with respect to this liability, while other issues remain under discussion. Although no final determination has been reached, based on the most recent communication from the Texas Comptroller in February of 2014, we believe that it is likely that we owe additional taxes, interest and penalty to the State of Texas, and accordingly reserved an additional $775,000 in Fiscal 2013 towards the payment of these amounts. Of this amount $650,000 was accrued in the quarter ended September 30, 2013 and an additional $125,000 was accrued in the quarter ended December 31, 2013. The total reserve in this matter is approximately $1.1 million, and is based on our current best estimate, which may vary materially from any final assessment.

We are currently discussing, both internally among the members of our Board and with our outside counsel, whether it is in our best interest of and that of our shareholders to pursue legal action against those officers and providers of professional services who were involved in the Accounting Irregularities. We have not made any determinations on this matter as of the date of this Form 10-K.

ITEM 4.              MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 25, 2014, we had 513 record holders of our Common Stock.

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

The following quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not reflect actual transactions. High and low bid quotations for the last two years were:

	2013		2012
	High	Low	High		Low

First	$6.35	$5.22	$7.90		$6.23
Second	$5.66	$2.96	$7.45	(a)	$7.33	(a)
Third	$3.24	$2.18	$7.43	(a)	$7.43	(a)
Fourth	$3.00	$2.12	$7.43	(b)	$4.64	(b)

(a)	On April 17, 2012, we received notice from the Exchange that we were not in compliance with the Exchange's continued listing criteria because we did not timely file our 2011 Form 10-K. Trading in our securities on the Exchange was halted on April 17, 2012.
(b)	On November 15, 2012, we resumed trading of our securities on the Exchange after filing our 2011 Form 10-K for the year ended December 31, 2011, and the quarterly reports on Form 10-Q for the three month periods ended March 31, 2012, June 30, 2012 and September 30, 2012.

Securities authorized for issuance under equity compensation plans.

On June 21, 2004, our shareholders approved the adoption of the 2004 Stock Option Plan (the “2004 Plan”) which reserved 1,700,000 shares of our Common Stock for issuance upon exercise of options to purchase our Common Stock.  We granted options to purchase an aggregate of 1,459,634 shares of our Common Stock under the 2004 Plan to certain of our officers, directors, key employees and certain other individuals who provided us with goods and services.  Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our Common Stock on the date of grant, as determined by the closing bid price for our Common Stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Plan, as of December 31, 2013, 845,634 have been exercised, 296,500 have expired, and 317,500 remain outstanding.  We have determined to not make any further issuances pursuant to the 2004 Plan, and as a result there are zero options to purchase our Common Stock available for future grants under the 2004 Plan.

On June 27, 2006 our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”) which reserved 750,000 shares for issuance upon exercise of options to purchase our Common Stock. We subsequently granted options to purchase 150,000 shares of our Common Stock pursuant to the 2006 Plan, of which 100,000 have been exercised, 20,000 have expired, and 30,000 remain outstanding. As a result, as of December 31, 2013, there were 620,000 options to purchase our Common Stock available for future grants under the 2006 Plan. Subsequent to the end of Fiscal 2013, in January 2014 we granted 112,000 Restricted Stock Units (“RSUs”) to management and key employees, subject to the 2006 Plan, leaving 508,000 shares available for future grants under the 2006 Plan. Of these RSU’s granted in January 2014, 25% vested immediately and 28,000 shares were issued pursuant to this vesting, with the remaining 75% to vest ratably over the next three years.

The following table summarizes options to purchase shares of Common Stock, outstanding as of December 31, 2013:

Column (c):
Number of securities
remaining available for
	Column (a):	Column (b):	future issuance under equity
	Number of securities to be	Weighted average	compensation plans
	issued upon exercise of	exercise price of	(excluding securities
Plan Category	options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	347,500	2.58	620,000

Equity compensation plans not approved by security holders	None	-	None
	347,500	2.58	620,000

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

Overview of Fiscal 2013

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Fiscal 2013 was a challenging year for the precious metals industry as a whole, and we were not spared from this difficulty. Overall demand for gold dropped 15% by weight, according to the World Gold Council, as exchange traded funds and central banks flooded the market with physical gold. The excess supply led to an unprecedented price drop in 2013, with a nearly 30% decrease in the price of an ounce of gold, as measured by London PM Fix, between January 1 and December 31, 2013. While lower pricing helped increase transactional activity in some periods, the impact on the buying and selling of pre-owned or “scrap” gold for the year was extremely negative. Scrap gold purchases have historically been a critical profit engine for all of our locations, and the downturn in this category has had significant impact on our revenue, profitability and long-term growth plans.

We continued our efforts to resolve several legacy issues that stemmed from the Accounting Irregularities and have successfully resolved many of these issues. As discussed in the section entitled “Legal Proceedings,” we have resolved the shareholder and derivative suits stemming from such Accounting Irregularities, and have made progress in settling the SEC investigation and resolving issues related to a 2010 State of Texas sales tax audit. While these activities continued to have a significant impact on expenses and management attention in Fiscal 2013, we believe that in Fiscal 2014, our management will be able to focus on growth and profitability in a market that continues to be challenging.

We also continued to integrate the Southern Bullion Trading, LLC (“SBT”) business which was acquired in Fiscal 2011, as we focus on transitioning all of our stores to one point of sale and accounting platform. We have now moved all of our stores outside of Texas to the custom point of sale system that was originally developed for our SBT stores. We plan to continue this integration process in 2014 and expect to have all stores on one platform by the end of Fiscal 2014. We are also engaged in a project to completely re-build and re-launch our websites, with the goal of greatly expanding our e-commerce presence and better reaching internet customers.

We have also made difficult decisions about our brick and mortar locations, expanding our reach in certain markets, while withdrawing from others. In 2013 we opened new stores in some of our larger markets (Dallas, Charleston and Atlanta), while we closed down stores in two smaller, unprofitable markets (Asheville, North Carolina and Oxford, Alabama). As the scrap gold buying model has shrunk in the last year, we have focused more of our marketing and merchandising efforts on growing our jewelry business. We continue to believe that the most robust and successful locations will be those that can sustain our full “exchange” model, engaging in both buying and selling of precious metals and related merchandise. Those locations that have historically been primarily scrap buying shops simply no longer make economic sense in the current environment. Subsequent to the end of 2013, we have also closed six additional stores in smaller markets across the South, and we continue to look at the profitability and growth potential of each of our stores. We will continue to focus on profitably growing our business wherever possible, while exiting locations that we do not believe are sustainable.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Note 1 of our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Inventories.  All inventory is valued at the lower of cost or market. We acquire a majority of our inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and collectibles. We acquire these items based on our own internal estimate of the fair market value of the items at the time of purchase. We consider factors such as the current spot market price of precious metals and current market demand for the items being purchased.  We supplement these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on our balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance.  The majority of our inventory has some component of its value that is based on the spot market price of precious metals.  Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of our inventory and could positively or negatively impact our profitability.  We monitor these fluctuations to evaluate any necessary impairment to inventory.

Impairment of Long-Lived and Amortized Intangible Assets.  We perform impairment evaluations of our long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on our evaluations, no impairment was required as of December 31, 2013 or 2012.

In relation to the 2011 acquisition of SBT, the excess of purchase price over tangible assets acquired was calculated at $3,412,896. After review and analysis, our management determined that this excess value should be treated as an intangible asset, with a 15-year life. Specifically this intangible value is attributed to the “Southern Bullion Coin & Jewelry” trade name. While our management currently plans to continue and expand use of the trade name indefinitely, as matter of conservatism it believes that using a 15 year life is appropriate. Given this determination, this intangible asset originally valued at $3,412,896 is being amortized over its 15 year life, generating a non-cash amortization expense of $227,526 annually. As of December 31, 2013, this intangible asset had a net book value of $2,900,961.

Revenue Recognition. Revenue is generated from wholesale and retail sales of jewelry, rare coins, currency, collectibles, bullion and scrap. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties.

We sell jewelry, rare coins and currency to other wholesalers/dealers within our industry on credit, generally for terms of 14 to 60 days, but in no event greater than one year.  We grant credit to new dealers based on credit evaluations and for existing dealers based on established business relationships and payment histories. We generally do not obtain collateral with which to secure our accounts receivable when the sale is made to a dealer.

Revenues for monetary transactions (i.e., cash and receivables) with dealers are recognized when the merchandise is shipped to the related dealer.

We do not grant credit to retail customers, however we do offer a structured layaway plan. When a retail customer utilizes the layaway plan, we collect a minimum payment of 25% of the sales price, establish a payment schedule for the remaining balance and hold the merchandise as collateral as security against the customer’s receivable until all amounts due are paid in full. Revenue for layaway sales is recognized when the merchandise is finally paid for in full and delivered to the retail customer.

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

We have a return policy (money-back guarantee).  The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2013 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of December 31, 2013 and 2012, our allowance for returns was $55,124 and $38,877, respectively.

Accounts Receivable. We record trade receivables when revenue is recognized.   When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  As of December 31, 2013 and 2012, our allowance for doubtful accounts was $10,553 and $24,246, respectively.

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

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during Fiscal 2013 and Fiscal 2012, respectively.

Results of Operations

Comparison of the Years ended December 31, 2013 and 2012

Revenues decreased by $19,334,923 or 15% in Fiscal 2013, to $108,541,687, compared to $127,876,610 in the prior year. This decrease was primarily the result of unprecedented drop in world gold prices, which had a severe negative impact on our purchases of pre-owned or “scrap” gold. Our scrap business has historically been one of our largest revenue and profit drivers, and in Fiscal 2013 we experienced an almost 50% reduction in the scrap business. Despite the loss of store traffic due to fewer scrap sellers, we were successful in growing our jewelry business in 2013, with roughly a 2% increase versus the prior year. The significant price drop in the first half of the year did help to drive incremental bullion sales in the second quarter, but overall bullion sales were slightly down for the year.

Gross margin decreased in Fiscal 2013 by $4,522,462 to $19,761,591 or 18.2% of revenue, compared to $24,284,053 or 19.0% of revenue in the prior year. This decrease is almost entirely due to significantly lower sales in our high-margin scrap business. We actually increased gross margin as a percent of sales in every category in which we operate, however, as our revenue mix shifted away from the high margin scrap business in Fiscal 2013, our weighted average consolidated margins actually decreased as a percent of sales.

Selling, general and administrative expenses decreased $3,363,903 or 14% in Fiscal 2013, to $21,438,488 compared to $24,802,391 in the prior year. This decrease was driven by a reduction in one-time costs and general cost reduction efforts, although the decrease was partially offset by the opening of a total of six new stores in Fiscal 2012 and 2013. We spent an additional $1,511,663 on store operating expenses, attributed to new stores and stores that had been opened for less than a year. Additionally, we spent $1,780,387 in Fiscal 2013 in legal matters related to Accounting Irregularities, and subsequent restatement that occurred in Fiscal 2012.

Depreciation and amortization increased by $33,481 or 5% in Fiscal 2013, to $729,958 compared to $696,477 in Fiscal 2012. This increase was driven by new assets related to store openings, as well as new assets related to the move of our corporate office.

Other income increased by $65,928 or 109% in Fiscal 2013, to $126,021 compared to $60,093 in Fiscal 2012. Other income in the current period is primarily due to a one-time forgiveness of debt by NTR, related to accrued but unpaid interest on the NTR Line of Credit, in the amount of $100,608. Other income in the prior year period was driven by gains on securities available for sale.

Interest expense decreased by $38,261 or 13% in Fiscal 2013, to $268,189 compared to $306,450 in Fiscal 2012. The decrease is primarily due to the lower interest rate on the NTR Line of Credit, which was executed in July of 2012, compared to the interest rate on the Company’s previous debt facility.

The operations of our Superior Galleries subsidiary were discontinued in July of 2012, and the results for Fiscal 2013 and Fiscal 2012 have been reported as a loss from discontinued operations, net of taxes. A loss of $0 was reported for Fiscal 2013, compared to a loss of $689,513 for Fiscal 2012.

We recorded a net loss of $2,659,189 in Fiscal 2013, compared to a net loss of $2,311,168 in Fiscal 2012, an increase in net loss of $348,021. Excluding $1,780,387 in one-time expenses related to the Accounting Irregularities, the State of Texas sales tax issue, and related legal matters, we would have recorded a loss from continuing operations of $785,638 in Fiscal 2013.

Liquidity and Capital Resources

During Fiscal 2013 and Fiscal 2012, cash provided by (used in) operating activities totaled $329,804 and ($475,175), respectively, an increase of $804,979. Cash provided by operating activities during 2013 was driven by an increase in accounts payable and accrued expenses of $3,091,915, related primarily to an increased bullion payable with NTR and a $775,000 increase in the accrual for settlement of our 2010 State of Texas sales tax audit. Operating cash was also enhanced by a significant reduction in accounts receivables of $448,885, as Fairchild International led efforts to reduce collection times stemming from wholesale watch transactions. These increases were offset by our $2,406,855 operating loss, as well as an increase in inventory of $989,128.

During Fiscal 2013 and Fiscal 2012, cash used in investing activities totaled $640,717 and $878,831, respectively, a decrease of $238,114, or 27%. The cash used in both years was primarily the result of investments in property and equipment, mostly related to opening new stores. Investment in property and equipment decreased by $297,427 in Fiscal 2013.

During Fiscal 2013 and Fiscal 2012, cash used in financing activities totaled $1,385,404 and $373,232, respectively, an increase of $1,012,172. These cash flows were the result of borrowings and repayments of loans, and payments on capital leases. The increase in Fiscal 2013 was due to payments on outstanding debt, primarily a $1,200,000 repayment on our line of credit with NTR.

On July 19, 2012, we entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)—upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between us and Texas Capital Bank. As of December 31, 2013, the outstanding balance of the loan was $2,383,359.

On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015. All other terms of the agreement remain the same.

We expect our capital expenditures to total approximately $300,000 during the next twelve months. These expenditures will be largely driven by upgrades and repairs of existing facilities, and the re-launch of our website. As of December 31, 2013, there were no commitments outstanding for capital expenditures.

We also expect to reach a financial settlement in our outstanding 2010 sales tax audit with the State of Texas in Fiscal 2014. We estimate that we will owe in excess of $1 million to the State of Texas; while this estimate has been accrued, we expect to need to make a cash payment in Fiscal 2014. It is anticipated that these expenditures will be funded from working capital or by drawing down on our existing line of credit with NTR (the “NTR Line of Credit”).

In the event of significant growth in retail and or wholesale jewelry sales, the demand for additional working capital will expand due to a related need to stock additional jewelry inventory and increases in wholesale accounts receivable. Historically, vendors have offered us extended payment terms to finance the need for jewelry inventory growth and our management believes that we will continue to do so in the future. Any significant increase in wholesale accounts receivable is expected to be financed under the NTR Line of Credit.

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

On October 17, 2007, we purchased a retail location, with office and storage facilities in Dallas, Texas. In connection with the purchase we assumed a loan with a remaining principal balance at that time of $2,323,484 and an interest rate of 6.70%. The loan has required monthly payments of $23,281 with a balloon payment of $1,589,522 due on August 1, 2016. As of December 31, 2013, the outstanding balance of the loan was $1,843,061.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required because we are a “Smaller Reporting Company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting only provides reasonable assurance with respect to financial statement presentation and preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessments, management believes that, as of December 31, 2013, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2013, changes occurred that our management believes have materially improved, our internal control over financial reporting. Specifically, the changes, which our management believes to represent significant improvements to our internal controls over financial reporting, include stronger controls around the review and input of journal entries into the accounting system, more robust reconciliation processes, improvements in periodic closing processes and management reporting, additional detailed cash management reporting, improved review and reconciliation of periodic physical inventory counts, improvements in tracking for bulk inventory items, and improvements in the information technology control environment.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2014 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2014 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2014 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2014 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2014 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

DGSE Companies, Inc.

(Registrant)

By:	/s/ James Vierling	Dated: March 27, 2014
James Vierling
Chairman of the Board,
Chief Executive Officer,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James Vierling	Dated: March 27, 2014
James Vierling
Chairman of the Board,
Chief Executive Officer,
President

By:	/s/ James D. Clem	Dated: March 27, 2014
James D. Clem
Chief Operating Officer and
Director

By:	/s/ C. Brett Burford	Dated: March 27, 2014
C. Brett Burford
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

By:	/s/ William P. Cordeiro	Dated: March 27, 2014
Director

By:	/s/ Craig Alan-Lee	Dated: March 27, 2014
Director

By:	/s/David Rector	Dated: March 27, 2014
Director

26

Index to Exhibits

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		x	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992	×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate	×	S-4	January 6, 2007	4.1

10.1	Agreement and Plan of Merger, dated as of September 12, 2012, among DGSE Companies, Inc., SBT, Inc., Southern Bullion Trading, LLC, NTR Metals, LLC and the Members of Southern Bullion Trading, LLC	×	8-K	September 16, 2011	10.1

10.2	Lock-up Agreement, dated September 11, 2012, by and among DGSE Companies, Inc. and certain shareholders	×	8-K	September 16, 2011	10.2
10.3	Form of Option Grant Agreement	×	8-K	September 16, 2011	10.4

10.4	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders	×	8-K	September 16, 2011	10.5

10.5	Securities Purchase Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC	×	8-K	September 16, 2011	10.6

10.6	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC	×	8-K	September 16, 2011	10.7

10.7	Debt Cancellation Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC	×	8-K	October 28, 2011	10.1

10.8	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC	×	8-K	October 28, 2011	10.2

10.9	Reservation of Rights and Eleventh Amendment to Loan Agreement and other Loan Documents, dated June 21, 2012, by and among DGSE Companies, Inc. and Texas Capital Bank, N.A.	×	8-K	June 27, 2012	10.1

10.10	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC	×	8-K	July 20, 2012	10.1

10.11	Guaranty and Security Agreement, dated July 19, 2012, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC	×	8-K	July 20, 2012	10.2

10.12	Revolving Credit Note granted in favor of NTR Metals, LLC	×	8-K	July 20, 2012	10.3

10.13	Offer Letter to C. Brett Burford dated August 28, 2012	×	8-K	September 6, 2012	10.1

10.14	First Amendment to Employment Agreement, dated September 1, 2012, by and between DGSE Companies, Inc. and James D. Clem	×	8-K	September 6, 2012	10.1

10.15	First Amendment to Employment Agreement, dated September 25, 2012, by and between DGSE Companies, Inc. and James D. Clem	×	8-K	October 10, 2012	10.1

10.16	Form of Executive Employment Agreement, dated November 1, 2011, by and between Dr. L.S. Smith and DGSE Companies, Inc.		×	8-K	October 10, 2012	10.1

10.17	Employment Agreement, dated October 25, 2012, by and between DGSE Companies, Inc. and James J. Vierling		×	8-K	October 26, 2012	10.1

10.18	Tenth Amendment to Loan Agreement, dated October 27, 2011, by and between the Registrant and Texas Capital Bank, N.A.		×	8-K	November 8, 2011	10.1

10.19	Employment Agreement, dated October 29, 2013, by and between the Company and Christopher Brett Burford.		×	8-K	October 30, 2013	10.1

10.20	Amendment to Loan Agreement and Revolving Credit Note, dated February 25, 2014, by and between the Company and NTR		×	8-K	March 5, 2014	10.1
10.21	Office Space Lease, dated January 21, 2013, by and between 15850 Holdings, LLC and the Company	×

14.1	Business Conduct & Ethics Policy		×	10-K/A	December 19, 2012	10.1

21.1	Subsidiaries of the Registrant	×

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by James J. Vierling	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James J. Vierling	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	×

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DGSE Companies, Inc.

We have audited the accompanying consolidated balance sheets of DGSE Companies, Inc. and subsidiaries (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 27, 2014

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$3,214,770	$4,911,087
Trade receivables, net of allowances	269,616	718,501
Inventories	12,921,857	11,932,729
Prepaid expenses	236,649	321,709

Total current assets	16,642,892	17,884,026

Property and equipment, net	5,074,860	4,849,937
Intangible assets, net	2,942,314	3,169,840
Other assets	244,065	211,069

Total assets	$24,904,131	$26,114,872

LIABILITIES
Current Liabilities:
Accounts payable-trade	$5,666,059	$3,561,794
Accrued expenses	2,137,361	1,250,319
Customer deposits and other liabilities	2,401,574	2,617,592
Current maturities of long-term debt	122,536	146,949
Current maturities of capital leases	11,091	28,285

Total current liabilities	10,338,621	7,604,939

Line of credit, related party	2,383,359	3,583,358
Long-term debt, less current maturities	1,757,827	1,843,062

Total liabilities	14,479,807	13,031,359

Commitments and contingencies

STOCKHOLDERS' EQUITY

Common stock, $0.01 par value; 30,000,000 shares authorized; 12,175,584 shares issued and outstanding	121,755	121,755
Additional paid-in capital	34,045,654	34,045,654
Accumulated deficit	(23,743,085)	(21,083,896)
Total stockholders' equity	10,424,324	13,083,513

Total liabilities and stockholders' equity	$24,904,131	$26,114,872

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2013	2012

Revenue:
Sales	$108,541,687	$127,876,610
Cost of goods sold	88,780,096	103,592,557
Gross margin	19,761,591	24,284,053

Expenses:
Selling, general and administrative expenses	21,438,488	24,802,391
Depreciation and amortization	729,958	696,477
	22,168,446	25,498,868

Operating loss	(2,406,855)	(1,214,815)

Other expense (income) :
Other income, net	(126,021)	(60,093)
Interest expense	268,189	306,450
	142,168	246,357
Loss from continuing operations before income taxes	(2,549,023)	(1,461,172)

Income tax expense	110,166	160,483

Loss from continuing operations	(2,659,189)	(1,621,655)

Discontinued operations:
Loss from discontinued operations, net of taxes of $0	-	(689,513)

Net loss	$(2,659,189)	$(2,311,168)

Basic net loss per common share:
Loss from continuing operations	$(0.22)	$(0.13)
Loss from discontinued operations	-	(0.06)
Net loss per share	$(0.22)	$(0.19)

Diluted net loss per common share:
Loss from continuing operations	$(0.22)	$(0.13)
Loss from discontinued operations	-	(0.06)
Net loss per share	$(0.22)	$(0.19)

Weighted-average number of common shares
Basic	12,175,584	12,175,361
Diluted	12,175,584	12,175,361

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2011	12,163,943	$121,639	$33,942,579	$(18,772,728)	$15,291,490

Net loss				(2,311,168)	(2,311,168)

Stock-based compensation attributable to employees			26,826		26,826

Stock issued as compensation for consulting	11,641	116	76,249		76,365
Balances at December 31, 2012	12,175,584	121,755	34,045,654	(21,083,896)	13,083,513

Net loss				(2,659,189)	(2,659,189)

Balances at December 31, 2013	12,175,584	$121,755	$34,045,654	$(23,743,085)	$10,424,324

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2013	2012

Cash Flows From Operating Activities:
Net loss	$(2,659,189)	$(2,311,168)
Loss from discontinued operations	-	(689,513)
Loss from continuing operations	(2,659,189)	(1,621,655)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	729,958	696,477
Forgiveness of interest from related party	(100,608)	-
Gain on marketable securities	-	(59,313)
Stock based compensation	-	26,826
Stock issued as compensation for consulting services	-	76,365

Changes in operating assets and liabilities:
Trade receivables, net	448,885	860,391
Inventories	(989,128)	(1,215,438)
Prepaid expenses	85,060	(236,738)
Other assets	(61,071)	(80,162)
Accounts payable and accrued expenses	3,091,915	297,228
Customer deposits and other liabilities	(216,018)	780,844

Net cash provided by (used in) operating activities of continuing operations	329,804	(475,175)

Cash Flows From Investing Activities:
Purchases of property and equipment	(640,717)	(938,144)
Purchase of available-for-sale investments	-	(95,000)
Proceeds from sales of available-for-sale investments	-	154,313

Net cash used in investing activities of continuing operations	(640,717)	(878,831)

Cash Flows From Financing Activities:
Repayment of debt	(146,949)	(932,890)
Payments on capital lease obligations	(38,455)	(23,813)
Net repayment of line of credit	-	(2,999,887)
Proceeds from line of credit with related party	-	3,583,358
Repayment of line of credit with related party	(1,200,000)	-

Net cash used in financing activities of continuing operations	(1,385,404)	(373,232)

Cash Flows From Discontinued Operations:
Net cash provided by operating activities of discontinued operations	-	661,397

Net change in cash	(1,696,317)	(1,065,841)
Cash, beginning of period	4,911,087	5,976,928
Cash, end of period	$3,214,770	$4,911,087

Supplemental Disclosures:
Cash paid during the period for:
Interest	$193,410	$269,237
Income taxes	-	-

Non cash activities:
Equipment purchased with capital lease	$58,563	$-

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Impairment of Long-Lived Assets and Amortized Intangible Assets

The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on the Company’s evaluations no impairment was required as of December 31, 2013 or 2012.

In relation to the 2011 acquisition of SBT, the excess of purchase price over tangible assets acquired was calculated at $3,412,896. After review and analysis, our management determined that this excess value should be treated as an intangible asset, with a 15-year life. Specifically this intangible value is attributed to the “Southern Bullion Coin & Jewelry” trade name. While our management currently plans to continue and expand use of the trade name indefinitely, as matter of conservatism it believes that using a 15 year life is appropriate. Given this determination, this intangible asset originally valued at $3,412,896 is being amortized over its 15 year life, generating a non-cash amortization expense of $227,526 annually. As of December 31, 2013, this intangible asset had a net book value of $2,900,961.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, short-term debt, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The line of credit, related party does not bear a market rate of interest. Management believes that, based on the Company’s situation at the time the line was negotiated, it could not have obtained comparable financing, and as such cannot estimate the fair value of the line of credit, related party. The carrying amounts reported for the Company’s long-term debt and capital lease approximate fair value because substantially all of the underlying instruments have variable interest rates which adjust frequently or the interest rates approximate current market rates. None of these instruments are held for trading purposes.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $3,380,173 and $4,660,595 for 2013 and 2012, respectively. The Company reduced advertising spending in Fiscal 2013 as it adapted to lower gold prices and changed the focus of its marketing efforts from scrap buying to jewelry and bullion sales.

Accounts Receivable

The Company records trade receivables when revenue is recognized.  When appropriate, the Company will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  As of December 31, 2013 and 2012, DGSE’s allowance for doubtful accounts was $10,553 and $24,246, respectively.

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

The Company accounts for its position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2013 and 2012.

The Company's federal income tax returns for the years subsequent to December 31, 2009 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2009. The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. The Company recognizes accrued interest and penalties resulting from audits by tax authorities in the provision for income taxes in the consolidated statements of operations. During 2013 and 2012, the Company did not incur any interest or penalties.

Revenue Recognition

Revenue is generated from wholesale and retail sales of jewelry, rare coins, currency, collectibles, bullion and scrap. The recognition of revenue varies for wholesale and retail transactions and is, in large part, dependent on the type of payment arrangements made between the parties. The Company recognizes sales on a shipping point basis.

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

The Company has a return policy (money-back guarantee).  The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. DGSE has established an allowance for estimated returns related to Fiscal 2013 sales, which is based on the Company’s review of historical returns experience, and reduces the Company’s reported revenues and cost of sales accordingly. As of December 31, 2013 and 2012, DGSE’s allowance for returns was $55,124 and $38,877, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling general and administrative expenses, and amounted to $195,544 and $280,887, for 2013 and 2012, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense for Fiscal 2013 and Fiscal 2012 includes compensation expense for new stock-based awards and for stock-based awards granted prior to, but not yet vested, as of January 1, 2008.

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

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This statement requires companies to disclose the amounts reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The amendment is effective for periods beginning after December 15, 2012. The adoption of this guidance had no impact on DGSE’s consolidated results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted ASU 2013-11 on January 1, 2014. The adoption of this guidance had no impact on DGSE’s consolidated results of operations or financial position.

Note 2 – Concentration of Credit Risk

The Company maintains cash balances in financial institutions in excess of federally insured limits. Other than NTR, the Company has no retail or wholesale customers that account for more than 10% of its revenues. In 2013, 31% of sales and 37% of purchases were transactions with NTR, and in 2012 these transactions represented 43% of sales and 22% of purchases. NTR accounted for 64% and 88% of the Company’s accounts receivable, as of December 31, 2013 and 2012, respectively. This disproportionately high percentage is due to the fact that virtually all of the Company’s retail sales are on a cash basis, generating no accounts receivable.

Note 3 – Inventories

A summary of inventories at December 31, 2013 and 2012, is as follows:

	2013	2012

Jewelry	$9,448,793	$6,979,144
Scrap gold	1,190,490	2,354,338
Bullion	1,199,373	1,558,414
Rare coins and Other	1,083,201	1,040,833
	$12,921,857	$11,932,729

Note 4 – Property and Equipment

A summary of property and equipment at December 31, 2013 and 2012, is as follows:

	2013	2012

Building and improvements	$3,579,132	$3,328,618
Machinery and equipment	1,914,923	1,562,144
Furniture and fixtures	608,052	417,191
	6,102,107	5,307,953
Less: accumulated depreciation	(2,187,717)	(1,618,486)
	3,914,390	3,689,467
Land	1,160,470	1,160,470

Total property and equipment	$5,074,860	$4,849,937

Depreciation expense was $474,357 and $439,365 for Fiscal 2013 and Fiscal 2012, respectively, excluding discontinued operations.

Note 5 – Long-Term Debt

The following table details the Company’s long-term debt:

	Outstanding Balance
	December 31,	December 31,	Current
	2013	2012	Interest Rate	Maturity

NTR line of credit (1)	$2,383,359	$3,583,358	2.0%	August 1, 2015
Mortgage payable	1,843,061	1,957,678	6.7%	August 1, 2016
Settlement payment (2)	-	23,890	8.0%	February 15, 2013
Notes payable	-	8,443	Various	Various
Capital leases (3)	48,393	28,285	Various	Various
Sub-Total	4,274,813	5,601,654
Less: Capital leases	11,091	28,285
Less: Current maturities	122,536	146,949
Long-term debt	4,141,186	5,426,420
Less: Line of credit (1)	2,383,359	3,583,358
Long term debt, less current maturities	$1,757,827	$1,843,062

(1)	On July 19, 2012, DGSE entered into a Loan Agreement with NTR Metals, LLC, DGSE’s then-largest stockholder (“NTR”), pursuant to which NTR agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement would terminate–and all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds are expected to be used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and will be amortized to interest expense on a straight-line basis over two years. On February 25, 2014 the Company and NTR entered into a one-year extension of the Loan Agreement, extending the termination date to August 1, 2015. All other terms of the agreement remain the same.
(2)	On February 26, 2010, Superior Galleries entered into a settlement agreement for a lawsuit filed by its previous landlord, DBKK, LLC for $385,000 to be paid over three years bearing interest at 8%. The lawsuit resulted from a lease transaction entered into by certain officers of Superior Galleries.
(3)	On November 23, 2010, DGSE entered into a capital lease for $78,450 with Direct Capital Corporation for a radio-frequency identification inventory management solution. The non-cancelable lease agreement required an advanced payment of $5,169 and monthly payments of $2,584 for 36 months at an interest rate of 11.5% beginning in January 2011. At the end of the lease in December 2013, the equipment can be purchased for $1. On April 3, 2013, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2013. At the end of the lease in May 2018, the equipment can be purchased for $1.

Maturities of DGSE’s long-term obligations over the next five years are as follows:

	Total	2014	2015	2016	2017	2018	Thereafter
Line of credit, related party	$2,383,359	$-	$2,383,359	$-	$-	$-	$-
Long-term debt and capital leases	1,891,454	133,627	142,573	1,601,591	12,590	1,073	-
Total	$4,274,813	$133,627	$2,525,932	$1,601,591	$12,590	$1,073	$-

Note 6 – Basic and Diluted Average Share

A reconciliation of basic and diluted average common shares for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012

Basic weighted average shares	12,175,584	12,175,361
Effect of potential dilutive securities:
Stock options	-	-
Diluted weighted average shares	12,175,584	12,175,361

For the years ended December 31, 2013 and 2012, approximately 5,347,500 and 5,372,500 common stock options, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive.

Note 7 – Common Stock

On a quarterly basis throughout 2011, the Company issued Common Stock totaling 50,400 shares to an independent consultant as compensation. In accordance with ASC 505-50, “Equity-Based Payments to Non-Employees,” measurement of the share-based payment transaction with non-employees was based on the fair value of shares earned. The final 11,641 shares under this agreement were issued in 2012, resulting in an expense of $76,365. No Common Stock was issued in Fiscal 2013.

Note 8 – Stock Options

In June 2004, the Company’s Board and the stockholders approved the 2004 Stock Option Plan that provided for incentive stock options and nonqualified stock options to be granted to key employee and certain directors. The Company’s Board or designated committee established the terms of each option granted under the 2004 Stock Option Plan. The stock options granted under the plan vested over 1 to 5 years. At December 31, 2013 the Company had no shares of Common Stock available for grant and 317,500 options to purchase Common Stock granted and outstanding under the 2004 Stock Option Plan.

In June 2006, the Board and the stockholders approved the 2006 Equity Inventive Plan that provided for incentive stock options and nonqualified stock options to be granted to key employee and certain directors. The Board or designated committee established the terms of each option granted under the 2006 Equity Incentive Plan. The stock options granted under the plan generally vest over 1 to 5 years and have a maximum contractual life of 10 years. At December 31, 2013 the Company had 620,000 shares of DGSE’s Common Stock available for grant and options to purchase 30,000 shares of DGSE’s Common Stock were granted and outstanding under the 2006 Equity Incentive Plan. Subsequent to the end of Fiscal 2013, the Company has granted 112,000 Restricted Stock Units to management and key employees, subject to the 2006 Plan, leaving 508,000 shares available for future grants under the 2006 Plan.

The following table summarizes the activity in common shares subject to options for the years ended December 31, 2013 and 2012:

	2013		2012

		Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price

Outstanding at beginning of year	5,372,500	$14.14	5,547,500	$13.76
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(25,000)	2.20	(175,000)	2.12

Outstanding at end of year	5,347,500	$14.20	5,372,500	$14.14

Options exercisable at end of year	5,347,500	$14.20	5,372,500	$14.14

Information about Equity Incentive Plan stock options outstanding at December 31, 2013 is summarized as follows:

	Options Outstanding
		Weighted	Weighted
		average	average
	Number	remaining	exercise	Aggregate
Range of exercise prices	outstanding	contractual life*	price	Intrinsic Value
$1.13 to $2.25	305,000	NA	2.22	$3,050
$2.26 to $2.82	10,000	NA	2.82	-
$2.83 to $4.19	2,500	NA	4.19	-
$6.00	30,000	2.6	6.00	-
$15.00	5,000,000	2.8	15.00	-
	5,347,500			$3,050

*	All Options currently issued pursuant to the Company’s 2004 Employee Stock Option Plans have no expiration date.

	Options Exercisable
		Weighted	Weighted
		average	average
	Number	remaining	exercise	Aggregate
Range of exercise prices	outstanding	contractual life*	price	Intrinsic Value
$1.13 to $2.25	305,000	NA	2.22	$3,050
$2.26 to $2.82	10,000	NA	2.82	-
$2.83 to $4.19	2,500	NA	4.19	-
$6.00	30,000	2.6	6.00	-
$15.00	5,000,000	2.8	15.00	-
	5,347,500			$3,050

*	All Options currently issued pursuant to the Company’s 2004 Employee Stock Option Plans have no expiration date.

The aggregate intrinsic values in the above table were based on the closing price of our Common Stock of $2.23 as of December 31, 2013.

During 2013 and 2012, the Company recognized $0 and $26,826, respectively, of stock-based compensation expense attributable to employees which was recorded in selling, general, and administrative expenses.  At December 31, 2013, there is no unearned stock-based compensation to be expensed in future periods related to unvested stock-based awards.

Note 9 –Litigation

On April 16, 2012, the Company filed a Current Report on Form 8-K disclosing that DGSE’s Board had determined the existence of the Accounting Irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto, which could affect financial information reported since that time. On April 16, 2012, the Company also announced that it had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to begin in the second calendar quarter of 2007, should not be relied upon.  The Company brought the Accounting Irregularities to the attention of the SEC in a letter dated April 16, 2012. On June 18, 2012, the Company received written notice that the SEC had initiated a private investigation into the Accounting Irregularities, to determine whether any persons or entities had engaged in any possible violations of the federal securities laws. The Company has cooperated fully, and continues to cooperate fully, with the SEC staff in the investigation. This investigation is still pending as of the date of the filing of this Form 10-K, and there can be no certainty as to the outcome of this investigation, or to the findings of the SEC.

In connection with the Accounting Irregularities, and the subsequent halt in trading of DGSE’s Common Stock on the Exchange, the Company settled two lawsuits in Fiscal 2013.  The first, Civil Action No. 3:12-cv-3664, was filed in the United States District Court for the Northern District of Texas, on September 7, 2012, entitled Grant Barfuss, on behalf of himself and all others similarly situated vs. DGSE Companies, Inc.; L.S. Smith, John Benson and William Oyster.  This complaint alleged violations of the securities laws and sought unspecified damages.  Plaintiffs alleged that certain public filings in 2010 and 2011 were false and misleading.  The second suit, Case No. 3:12-cv-03850 in the United States District Court for the Northern District of Texas, was filed on September 21, 2012, by Jason Farmer and entitled Jason Farmer, Derivatively on Behalf of Nominal Defendant DGSE Companies, Inc., Plaintiff, v. William H. Oyster, James D. Clem, William Cordeiro, Craig Alan-Lee, David Rector, L.S. Smith, and John Benson, Defendants, and DGSE Companies, Inc., Nominal Defendant.  This suit was filed against DGSE, as a nominal defendant, and against certain and former officers and directors.  The plaintiff asserted that certain statements made in DGSE’s proxy materials were false and misleading, that the defendants breached fiduciary duties owed to DGSE, for abuse of control, and sought unspecified compensatory and exemplary damages, along with certain corporate governance changes, for the benefit of DGSE.

The approved settlement resolved all issues which were pending before the United States District Court for the Northern District of Texas in both cases. The defendants agreed to pay $2 million to resolve all claims in both suits (including obligations to pay plaintiffs’ attorneys’ fees). The Company also incurred its own attorneys’ fees and expenses associated with finalizing the settlement. While the majority of the total settlement amount and related expenses were paid from insurance proceeds, the Company incurred approximately $314,000 in Fiscal 2013 in relation to these suits.

Subsequent to the end of Fiscal 2013, the Company has also settled a civil suit filed in the County Court for Dallas County, Texas, Cause No. CC-13-02999-C entitled Joseph C. Osterman, T.G. Herron, and, Jean K. Herron, Plaintiffs, vs. DGSE Companies, Inc. d/b/a Dallas Gold & Silver Exchange, Defendants. The complaint alleged amounts owed and due to the plaintiffs by the defendant in relation to a variety of promissory notes allegedly issued between 2001 and 2006 by the defendant. Pursuant to the confidential settlement agreement, which admits no liability on the part of the defendant, the Company has resolved all claims with plaintiff Osterman to the parties’ mutual satisfaction. Discussions with plaintiffs Heron are ongoing, and the final outcome of these discussions is uncertain, although any conclusion to this suit is not expected to be material to the Company’s results in Fiscal 2014.

The Texas Comptroller conducted a sales and use tax audit of our operations in Texas with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that DGSE owes an amount of tax due, plus penalties and interest. The Company submitted a request for redetermination to the Texas Comptroller by letter dated January 13, 2011. By letter dated August 25, 2011, the Texas Comptroller stated that DGSE’s request for a redetermination hearing has been granted. No hearing has taken place, but the Company has been actively engaged in discussions with the Texas Comptroller's office. The Company has reached an informal agreement on certain issues with the attorney representing the Texas Comptroller in the administrative hearing with respect to this liability, while other issues remain under discussion. Although no final determination has been reached, based on the most recent communication from the Texas Comptroller in February of 2014, DGSE believes that it is likely that the Company owes additional taxes, interest and penalty to the State of Texas, and accordingly reserved an additional $775,000 in Fiscal 2013 towards the payment of these amounts. Of this amount $650,000 was accrued in the quarter ended September 30, 2013 and an additional $125,000 was accrued in the quarter ended December 31, 2013. The total reserve in this matter now is approximately $1.1 million, and is based on the Company’s current best estimate, which may vary materially from any final assessment.

The Company is currently discussing, both internally among the members of DGSE’s Board of Directors and with the Company’s outside counsel, whether it is in the best interest of the Company and its shareholders to pursue legal action against those officers and providers of professional services who were involved in the Accounting Irregularities. The Company has not made any determinations on this matter as of the date of this Form 10-K.

Note 10 – Income Taxes

The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

	2013	2012

Tax Expense at Statutory Rate	$(822,667)	$(785,797)
Valuation Allowance	815,610	775,621
Non-Deductible Expenses and Other	7,057	10,176
State Taxes, Net of Federal Benefit	110,166	160,483
Income tax expense	$110,166	$160,483

Current	$110,166	$160,483
Deferred	-	-
Total	$110,166	$160,483

Deferred income taxes are comprised of the following at December 31, 2013 and 2012:

	2013	2012
Deferred tax assets (liabilities):
Inventories	$160,145	$94,640
Stock options and other	56,351	45,698
Alternative Minimum Tax credit carryforward	24,674	24,674
Contingencies and accruals	513,219	50,540
Property and equipment	(489,389)	(552,078)
Capital loss carryover	25,420	25,420
Net operating loss carryforward	9,279,196	9,063,107
Intangibles	(19,748)	(22,152)
Total deferred tax assets, net	9,549,868	8,729,849

Valuation allowance	$(9,549,868)	$(8,729,849)

As of December 31, 2013, the Company had approximately $848,019 of net operating loss carry-forwards, related to the Superior Galleries acquisition which may be available to reduce taxable income in future years, subject to the applicable Internal Revenue Code Section 382 limitations. As of December 31, 2013, the Company had approximately $31,295,921 of net operating loss carry-forwards related to Superior Galleries’ post acquisition operating losses and other operating losses incurred by the Company’s other operations. These carry-forwards will expire, starting in 2024 if not utilized. As of December 31, 2013 and 2012, the Company determined based on consideration of all available evidence, including but not limited to historical, current and future anticipated financial results as well as applicable IRS limitation and expiration dates related to the Company’s net operating losses a full valuation allowance should be recorded for its net deferred tax assets.

Note 11 – Operating Leases

The Company leases certain of its facilities under operating leases.  The minimum rental commitments under non-cancellable operating leases as of December 31, 2013 are as follows:

	Total	2014	2015	2016	2017	2018	Thereafter
Operating leases	$3,060,529	$1,186,145	$888,424	$619,818	$274,085	$92,057	$-

On January 21, 2013, the Company signed a lease with 15850 Holdings, LLC (a sister company of NTR), for 4500 square feet of office space in North Dallas, to be used as the Company’s new corporate headquarters, allowing for the consolidation of SBT corporate operations with legacy DGSE operations. The Company received free rent from April through December of 2013, and will pay $7,500 from January of 2014, through the termination of the current lease in December of 2015.

In November of 2013 the Company signed an agreement to lease a portion of DGSE’s Reeder Road facility to a third party, beginning in January of 2014. Under the terms of the five-year agreement DGSE will receive $5,000 per month in base rent initially, increasing to $7,500 per month after 24 months. The lessee will also be required to pay additional rent based on revenue it generates using the facility. Under certain conditions DGSE has the right to terminate the agreement after 24 months.

Rent expense for Fiscal 2013 and Fiscal 2012 was approximately $1,309,459 and $1,087,329, respectively, excluding amounts related to discontinued operations. The higher expense in the current year is due to six additional stores, and the lease of new corporate offices.

Note 12 – Discontinued Operations

In March of 2012, the Company decided to discontinue the operations of its Superior Galleries subsidiary due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The Company officially discontinued operations on June 8, 2012 but continued to incur losses during 2012 for the discontinued operations. The operating results and any gain or loss on the disposition of Superior Galleries assets for the years ended December 31, 2013 and 2012 have been reclassified as discontinued operations in the consolidated financial statements as detailed in the table below.

F-16

	2013	2012

Revenue:
Sales	$-	$3,168,438

Costs and expenses:
Cost of sales	-	2,861,477
S,G&A expenses	-	417,303
Depreciation and amortization	-	220,384
	-	3,499,164

Operating loss	-	(330,726)

Other (expense)/income, net	-	(352,476)
Interest expense	-	(6,311)
	-	(358,787)

Loss from discontinued operations before income taxes	-	(689,513)

Income tax expense	-	-

Loss from discontinued operations after income taxes	$-	$(689,513)

Interest expense reported in discontinued operations relates to only the operations of Superior Galleries, and does not include any allocation of other corporate interest expense.

Note 13 – Related Party Transactions

DGSE has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (“Related Party”). Under this policy, all Related Party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with DGSE’s best interests and the best interests of its stockholders. Among other factors, DGSE’s Board considers the size and duration of the transaction, the nature and interest of the of the Related Party in the transaction, whether the transaction may involve a conflict of interest and if the transaction is on terms that are at least as favorable to DGSE as would be available in a comparable transaction with an unaffiliated third party. DGSE’s Board reviews all Related Party transactions at least annually to determine if it is in DGSE’s best interests and the best interests of DGSE’s stockholders to continue, modify, or terminate the Related Party transactions. DGSE’s Related Party Transaction Policy is available for review in its entirety under the “Investor Relations” menu in the “DGSE Companies” section of the Company’s website at www.DGSE.com.

NTR is a subsidiary of DGSE’s largest shareholder, Elemetal. In 2013, NTR was also DGSE’s primary refiner and bullion trading partner. In 2013, 31% of sales and 37% of purchases were transactions with NTR, and in 2012 these transactions represented 43% of DGSE’s sales and 22% of DGSE’s purchases. As of December 31, 2013, the Company was obligated to pay $3,332,858 to NTR as a trade payable, and has a $137,081 receivable from NTR.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and DGSE’s Obligations will be due and payable– upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and additional proceeds are expected to be used as working capital in the ordinary course of business. As of December 31, 2013, the outstanding balance of the loan was $2,383,359.

On February 25, 2014, the Company and NTR entered into a one-year extension of the Loan Agreement, extending the termination date to August 1, 2015. All other terms of the agreement remain the same.

Estate Gold and Silver, LLC, a Texas limited liability company (“Estate Gold”) was 25% owned by an entity owned by James Vierling, DGSE’s Chief Executive Officer and Chairman, and operated five stores in Oklahoma, primarily focused on buying gold, but also engaging in retail sales of jewelry and bullion. In July of 2013, Estate Gold ceased all operations. The Company previously had an agreement with Estate Gold to provide operations management services, consisting of: (i) the receipt, inventorying, and re-sale of Estate Gold purchases; (ii) the management of Estate Gold’s payroll, insurance, accounts payable and receivable; (iii) the maintenance of and updates to Estate Gold’s business software; maintenance of the Estate Gold website; and (iv) financial reporting of Estate Gold to its owners. The Company also periodically engaged in the purchase or sale of jewelry, bullion and diamonds with Estate Gold, from time to time in the normal course of business. During Fiscal 2013, the Company received $47,060 in fees for services, sold $63,817 in products, and purchased $69,286 in products in transactions with Estate Gold. During Fiscal 2012 the Company received $183,650 in fees for services from Estate Gold, sold $274,624 in products to them, and purchased $96,116 in Estate products.

Note 14 – Defined Contribution Plan

The Company sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The plan covers substantially all employees who have completed one year of service.  Participates can contribute up to 15 percent of their annual salary subject to Internal Revenue Service limitations.  The Company did not contribute to the plan during Fiscal 2013 and Fiscal 2012.

