Form 10-Q
period 2014-03-31
DGSE COMPANIES INC
filed 2014-05-14
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

N/A

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2014:

Class	Outstanding
Common stock, $0.01 par value per share	12,203,584

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,784,944	$3,214,770
Trade receivables, net of allowances	285,137	269,616
Inventories	12,222,439	12,921,857
Prepaid expenses	279,884	236,649

Total current assets	15,572,404	16,642,892

Property and equipment, net	5,051,582	5,074,860
Intangible assets, net	2,881,986	2,942,314
Other assets	183,071	244,065

Total assets	$23,689,043	$24,904,131

LIABILITIES
Current Liabilities:
Accounts payable-trade	$5,933,462	$5,666,059
Accrued expenses	1,696,873	2,137,361
Customer deposits and other liabilities	1,934,949	2,401,574
Current maturities of long-term debt	124,600	122,536
Current maturities of capital leases	11,209	11,091

Total current liabilities	9,701,093	10,338,621

Line of credit, related party	2,303,359	2,383,359
Long-term debt, less current maturities	1,723,045	1,757,827
Total liabilities	13,727,497	14,479,807

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,203,584 and 12,175,584 shares issued and outstanding	122,035	121,755
Additional paid-in capital	34,105,574	34,045,654
Accumulated deficit	(24,266,063)	(23,743,085)
Total stockholders' equity	9,961,546	10,424,324

Total liabilities and stockholders' equity	$23,689,043	$24,904,131

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue:
Sales	$19,896,146	$29,249,573
Cost of goods sold	15,462,402	23,946,749
Gross margin	4,433,744	5,302,824

Expenses:
Selling, general and administrative expenses	4,657,542	4,675,006
Depreciation and amortization	190,923	192,884
	4,848,465	4,867,890

Operating (loss) income	(414,721)	434,934

Other expense (income):
Other income, net	(31,261)	(12,147)
Interest expense	84,562	51,704
	53,301	39,557

(Loss) income from continuing operations before income taxes	(468,022)	395,377

Income tax expense	17,316	57,600

(Loss) income from continuing operations	(485,338)	337,777

Discontinued operations:
Loss from discontinued operations, net of taxes of $0	(37,640)	(37,365)

Net (loss) income	$(522,978)	$300,412

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(0.04)	$0.02
Loss from discontinued operations	(0.00)	(0.00)
Net (loss) income per share	$(0.04)	$0.02

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.04)	$0.02
Loss from discontinued operations	(0.00)	(0.00)
Net (loss) income per share	$(0.04)	$0.02

Weighted-average number of common shares
Basic	12,193,940	12,175,584
Diluted	12,193,940	12,313,048

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash Flows From Operating Activities:
Net (loss) income	$(522,978)	$300,412
Loss from discontinued operations	37,640	37,365
(Loss) income from continuing operations	(485,338)	337,777

Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	190,923	192,884
Stock based compensation	60,200	-

Changes in operating assets and liabilities:
Trade receivables, net	(15,521)	(37,797)
Inventories	699,418	(1,333,907)
Prepaid expenses	(43,235)	20,734
Other assets	53,975	(19,755)
Accounts payable and accrued expenses	(173,085)	(4,670)
Customer deposits and other liabilities	(466,625)	(227,728)

Net cash used in operating activities of continuing operations	(179,288)	(1,072,462)

Cash Flows From Investing Activities:
Purchases of property and equipment	(100,298)	(177,069)

Net cash used in investing activities of continuing operations	(100,298)	(177,069)

Cash Flows From Financing Activities:
Repayment of debt	(29,871)	(54,069)
Payments on capital lease obligations	(2,729)	(6,622)
Repayment of line of credit with related party	(80,000)	-

Net cash used in financing activities of continuing operations	(112,600)	(60,691)

Cash Flows From Discontinued Operations:
Net cash used in operating activities of discontinued operations	(37,640)	(37,365)

Net change in cash	(429,826)	(1,347,587)
Cash, beginning of period	3,214,770	4,911,087
Cash, end of period	$2,784,944	$3,563,500

Supplemental Disclosures:
Cash paid during the period for:
Interest	$69,344	$40,390
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The consolidated interim financial statements of DGSE Companies, Inc. included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (such fiscal year, “Fiscal 2013” and such annual Report on Form 10-K, the “Fiscal 2013 10-K”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

(2) Principles of Consolidation and Nature of Operations

DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), buy and sell jewelry and bullion products to both retail and wholesale customers throughout the United States through its facilities in Illinois, South Carolina, and Texas, and through its various internet sites. Until recently, the Company also operated retail locations in Alabama, Florida, Georgia, and Tennessee.

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries.  All material intercompany transactions and balances have been eliminated.

(3) Critical Accounting Policies and Estimates

Income Taxes

The Company accounts for its position in tax uncertainties in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the periods ended March 31, 2014 and 2013, respectively.

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

(4) Inventories

A summary of inventories is as follows:

	March 31,	December 31,
	2014	2013

Jewelry	$9,419,397	$9,448,793
Scrap gold	929,537	1,190,490
Bullion	1,032,793	1,199,373
Rare coins and Other	840,712	1,083,201
	$12,222,439	$12,921,857

(5) Basic and Diluted Average Shares

A reconciliation of basic and diluted average common shares for the three months ended March 31, 2014 and 2013 is as follows:

	For the Three Months Ended March 31,
	2014	2013

Basic weighted average shares	12,193,940	12,175,584
Effect of potential dilutive securities:
Stock options	-	137,464
Diluted weighted average shares	12,193,940	12,313,048

For the three months ended March 31, 2014 and 2013, options to purchase 5,347,500 and 5,030,000 shares of common stock, respectively, and 84,000 and 0 unvested Restricted Stock Units (“RSUs”), respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive.

(6) Long-Term Debt

	Outstanding Balance
	March 31, 2014	December 31, 2013	Current Interest Rate	Maturity

NTR line of credit (1)	$2,303,359	$2,383,359	2.0%	August 1, 2015
Mortgage payable	1,813,190	1,843,061	6.7%	August 1, 2016
Capital leases (2)	45,664	48,393	Various	Various

Sub-Total	4,162,213	4,274,813
Less: Capital leases	11,209	11,091
Less: Current maturities	124,600	122,536
Long-term debt	4,026,404	4,141,186
Less: Line of credit (1)	2,303,359	2,383,359
Long term debt, less current maturities	$1,723,045	$1,757,827

(1)	On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC (“NTR”), an affiliate of DGSE’s majority stockholder Elemetal, LLC (“Elemetal”), pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement will terminate–and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds are expected to be used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense on a straight-line basis over two years. As of March 31, 2014 and December 31, 2013, we had outstanding balances of $2,303,359 and $2,383,359, respectively, drawn on the NTR credit facility. On February 25, 2014, the Company and NTR entered into a one-year extension of the Loan Agreement, extending the termination date to August 1, 2015. All other terms of the agreement remain the same.

(2)	On November 23, 2010, DGSE entered into a capital lease for $78,450 with Direct Capital Corporation for a radio-frequency identification (“RFID”) inventory management solution. The non-cancelable lease agreement required an advanced payment of $5,169 and monthly payments of $2,584 for 36 months at an interest rate of 11.5% beginning in January 2011. At the end of the lease in December 2013, the equipment was purchased for $1. On April 3, 2013, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2013. At the end of the lease in May 2018, the equipment can be purchased for $1.

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

In January of 2014, DGSE’s Board of Directors (the “Board”) granted 112,000 RSUs to our officers and certain key employees. Each RSU is convertible into one share of Common Stock without additional payment pursuant to the terms of the Restricted Stock Unit Award Agreement, dated January 23, 2014, between the Issuer and each recipient (the "RSU Award Agreement"). One-fourth (or 28,000) of the RSUs vested and were exercisable as of the date of the grant, and an additional one-fourth of the RSUs (calculated using the total number of RSUs at the time of grant) vest and will be exercisable on each subsequent anniversary of the date of grant until 100 percent of the RSUs have vested, subject to the recipient’s continued status as an employee on each such date and other terms and conditions of set forth in the RSU Award Agreement. Upon termination of service of the recipient to us, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate.

Stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $60,200 and $0, respectively, relating to employee and director stock options and RSUs, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(8) Related Party Transactions.

DGSE has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (“Related Party”). Under this policy, all Related Party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with DGSE’s best interests and the best interests of its stockholders. Among other factors, the Board considers the size and duration of the transaction, the nature and interest of the Related Party in the transaction, whether the transaction may involve a conflict of interest and if the transaction is on terms that are at least as favorable to DGSE as would be available in a comparable transaction with an unaffiliated third party. DGSE’s Board reviews all Related Party transactions at least annually to determine if it is in DGSE’s best interests and the best interests of our stockholders to continue, modify, or terminate the Related Party transactions. DGSE’s Related Party Transaction Policy is available for review in its entirety under the “Investor Relations” menu of our corporate website at www.DGSECompanies.com.

Elemetal is DGSE’s largest stockholder. Elemetal, through its affiliates NTR and Elemetal Capital, is also DGSE’s primary refiner and bullion trading partner. For the three months ended March 31, 2014, 28% of sales and 30% of purchases were transactions with Elemetal, and in the same period in 2013 these transactions represented 32% of DGSE’s sales and 39% of our purchases. As of March 31, 2014 and December 31, 2013, we were obligated to pay $3,727,916 and $3,332,858, respectively, to Elemetal as a trade payable. DGSE also paid Elemetal and its affiliates $54,813 in interest for the three months ended March 31, 2014, including interest on DGSE’s trade payable with Elemetal. In the same period in 2013 DGSE recognized $17,671 in interest related to Elemetal and its affiliates.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and DGSE’s Obligations will be due and payable– upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and any additional proceeds are expected to be used as working capital in the ordinary course of business. As of March 31, 2014 and December 31, 2013, we had outstanding balances of $2,303,359 and $2,383,359, respectively, drawn on the NTR credit facility. On February 25, 2014, the Company and NTR entered into a one-year extension of the Loan Agreement, extending the termination date to August 1, 2015. All other terms of the agreement remain the same.

Estate Gold and Silver, LLC, a Texas limited liability company (“Estate Gold”) was 25% owned by an entity owned by James Vierling, DGSE’s former Chief Executive Officer and Chairman, and operated five stores in Oklahoma, primarily focused on buying gold, but also engaging in retail sales of jewelry and bullion. In July of 2013, Estate Gold ceased all operations. The Company previously had an agreement with Estate Gold to provide operations management services, consisting of: (i) the receipt, inventorying, and re-sale of Estate Gold purchases; (ii) the management of Estate Gold’s payroll, insurance, accounts payable and receivable; (iii) the maintenance of and updates to Estate Gold’s business software; maintenance of the Estate Gold website; and (iv) financial reporting of Estate Gold to its owners. The Company also periodically engaged in the purchase or sale of jewelry, bullion and diamonds to Estate Gold, from time to time in the normal course of business. DGSE had no transactions with Estate Gold in the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company received $16,641 in fees for services, sold $8,214 in products, and purchased $23,342 in products, in transactions with Estate Gold.

(9) Legal Proceedings.

On April 16, 2012, the Company filed a Current Report on Form 8-K disclosing that DGSE’s Board had determined the existence of the certain accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time. On April 16, 2012, the Company also announced that it had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to begin in the second calendar quarter of 2007, should not be relied upon. The Company brought the Accounting Irregularities to the attention of the SEC in a letter dated April 16, 2012. On June 18, 2012, the Company received written notice that the SEC had initiated a private investigation into the Accounting Irregularities, to determine whether any persons or entities had engaged in any possible violations of the federal securities laws. The Company has cooperated fully, and continues to cooperate fully, with the SEC staff in the investigation. This investigation is still pending as of the date of the filing of this Form 10-Q, and there can be no certainty as to the outcome of this investigation, or to the findings of the SEC.

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

In the quarter ended March 31, 2014, the Company settled a civil suit filed in the County Court for Dallas County, Texas, Cause No. CC-13-02999-C entitled Joseph C. Osterman, T.G. Herron, and, Jean K. Herron, Plaintiffs, vs. DGSE Companies, Inc. d/b/a Dallas Gold & Silver Exchange, Defendants. The complaint alleged amounts owed and due to the plaintiffs by the defendant in relation to a variety of promissory notes allegedly issued between 2001 and 2006 by the defendant. Pursuant to the confidential settlement agreement, which admits no liability on the part of the defendant, the Company has resolved all claims with plaintiff Osterman to the parties’ mutual satisfaction. Discussions with plaintiffs Heron are ongoing, and the final outcome of these discussions is uncertain, although any conclusion to this suit is not expected to be material to the Company’s results in the year ended December 31, 2014 (“Fiscal 2014”).

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

(10) Discontinued Operations

In January of 2014, the Company elected to discontinue the operations of six of its Southern Bullion Coin and Jewelry (“Southern Bullion”) locations due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The Company officially discontinued these operations on February 3, 2014, and the operating results for these six locations for the three months ended March 31, 2014 and 2013 have been reclassified as discontinued operations in the consolidated statements of operations as detailed in the table below.

	Three Months Ended March 31,
	2014	2013

Revenue:
Sales	$914,497	$1,291,573
Cost of sales	819,731	980,445
Gross margin	94,766	311,128

Expenses:
S,G&A expense	132,406	348,493
Depreciation and amortization	-	-
Total Expenses	132,406	348,493

Operating loss	(37,640)	(37,365)

Other expense (income):
Other (expense)/income, net	-	-
Interest expense	-	-
	-	-

Loss from discontinued operations before income taxes	(37,640)	(37,365)

Income tax expense	-	-

Loss from discontinued operations after income taxes	$(37,640)	$(37,365)

Subsequent to the end of the first fiscal quarter of 2014, in April of 2014 the Company elected to discontinue the operations of all 17 remaining Southern Bullion locations. During 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. These operations represented approximately 20% the Company’s revenue, and approximately 70% of the Company’s operating loss in Fiscal 2013. The significant change in the precious metal markets, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. The Company officially discontinued these operations on or about April 19, 2014. The operating results for all Southern Bullion locations are expected to be reclassified as discontinued operations in the consolidated statements of operations beginning with the quarter ending June 30, 2014.

The Company expects to report approximately $3.7 million in 2014 in non-recurring charges related to these closures. This includes approximately $2.9 million in expected write-offs related to the Southern Bullion trade name, approximately $400,000 in expected fixed asset write-downs, and approximately $500,000 in expected lease termination expenses, severance payments and other related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of the SEC investigation described elsewhere in this Form 10-Q or pending litigation, and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Fiscal 2013 10-K”). These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

Given our business model, global precious metal and diamond prices affect almost every aspect of our business. While these prices are inherently out of our control, we generally view that our wide variety of products and activities provide a strong degree of diversification for our investors. Given the current global economic uncertainty, precious metal and diamond prices have been unusually volatile and gold prices in particular have seen an unprecedented decline over the past year. The average price of one ounce of gold as represented by London PM Fix during the three months ended March 31, 2014 was 11% lower than the same quarter a year earlier, and the closing price on March 31, 2014 was 20% lower than on the same day in 2013.

While gold and other precious metal prices affect the cost and pricing of our products, we believe the single biggest impact from the recent drop in the price of gold is that fewer customers are interested in selling their unused or unwanted gold, and this has had a significant impact on our high-margin scrap buying business. As noted in Footnote 10 “Discontinued Operations” in the section of this Form 10-Q entitled “Notes to Consolidated Financial Statements”, the overall reduction in the scrap buying business has had a disproportionate impact on our Southern Bullion operations, ultimately leading to the closure of these locations. However, while we can anecdotally see the impact of lower gold prices in our operations and the financial results, there is no reliable way to directly calculate the impact of gold, or other commodity, prices on our business.

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Sales. Sales decreased by $9,353,427, or 32%, during the three months ended March 31, 2014 to $19,896,146, as compared to $29,249,573 during the same period in 2013. Significant decreases in both bullion and scrap sales were the primary cause of the decrease, resulting from the drop in gold prices discussed above. This decrease was partially offset by a healthy increase in jewelry sales, which was up more than 15% for the current quarter.

Gross Margin. For the three months ended March 31, 2014, gross margins decreased by $869,080, or 16% to $4,433,744, as compared to $5,302,824 during the same period in 2013, resulting from lower sales, as detailed above. Gross margin as a percentage of revenue increased to 22.3% for the three months ended March 31, 2014, compared to 18.1% for the same period in the prior year. The increase in gross margin as a percentage of sales was the result of the increase in high-margin jewelry sales, as well as higher margin percentages achieved on bullion and scrap sales, despite their decrease in sales.

Selling, General and Administrative Expenses. For the three months ended March 31, 2014, Selling, General and Administrative (“SG&A”) expenses decreased by $17,464, or 0.4% to $4,657,542, as compared to $4,675,006 during the same period in 2013. During the three months ended March 31, 2014 and 2013, the Company incurred $74,901 and $101,694, respectively, in professional fees and costs associated with the 2012 restatement of our financial statements, the 2010 State of Texas sales tax audit, and related legal matters.

Depreciation and Amortization. For the three months ended March 31, 2014, depreciation and amortization expense was $190,923 compared to $192,884 for the same period in 2013, a decrease of $1,961, or 1%.

Interest Expense. For the three months ended March 31, 2014, interest expense was $84,562, an increase of $32,858 or 64% compared to $51,704 during the same period in 2013. The increase is primarily due to interest the Company began accruing on its trade payable to Elemetal Capital, beginning in the fourth quarter of Fiscal 2013.

Loss from Discontinued Operations. The results for the three months ended March 31, 2014 were a net loss of $37,640 related to operations of the six Southern Bullion locations closed down in February of 2014, compared to a net loss of $37,365 for these locations in the same quarter of 2013. Discontinued Operations does not include any results for the remaining 17 Southern Bullion locations that were closed down subsequent to March 31, 2014.

Liquidity and Capital Resources

During the three months ended March 31, 2014 and 2013, cash flows used in continuing operating activities totaled $179,288 and $1,072,462, respectively, representing a decrease of $893,174. The use of cash in continuing operating activities for the three months ended March 31, 2014 was primarily a result of losses from continuing operations of $485,338, as well as a $466,625 decrease in customer deposits and other liabilities, and a $173,085 decrease in accounts payable and accrued expenses. These amounts were partially offset by a decrease of $699,418 in inventories.

During the three months ended March 31, 2014 and 2013, cash flows used in investing activities totaled $100,298 and $177,069, respectively, representing a decrease of $76,771. The use of cash in investing activities during both periods was primarily the result of purchases of property and equipment.

During the three months ended March 31, 2014 and 2013, cash flows used in financing activities totaled $112,600 and $60,691, respectively. The use of cash in financing activities during both periods was primarily the result of repayment of notes payable, and payments on capital lease obligations. The increase in cash flows used in financing activities in the current period was primarily due to an $80,000 repayment of the Company’s line of credit with NTR.

During the three months ended March 31, 2014 and 2013, cash flows used by discontinued operations totaled $37,640 and $37,365, respectively.

We expect our capital expenditures to total approximately $300,000 during Fiscal 2014. These expenditures are expected to be related to upgrades and repairs of existing facilities, and the re-launch of our website. As of March 31, 2014, there were no commitments outstanding for capital expenditures.

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

On July 19, 2012, we entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)—upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between us and Texas Capital Bank. As March 31, 2014, the outstanding balance of the loan was $2,303,359.

On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015. All other terms of the agreement remain the same.

We also expect to reach a financial settlement in our outstanding 2010 sales tax audit with the State of Texas in Fiscal 2014. Management expects that we will owe in excess of $1 million to the State of Texas; while this estimate has been accrued, we expect to need to make a cash payment in Fiscal 2014. It is anticipated that these expenditures will be funded from working capital or by drawing down on our existing line of credit with NTR.

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

Item 4. Controls and Procedures.

Based upon the evaluation required by Section 13a-15(b) of the Securities Exchange Act of 1934, as amended, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, as of March 31, 2014, were effective.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessments, management believes that, as of December 31, 2013, our internal control over financial reporting is effective.

During the fiscal year ended December 31, 2013, changes occurred that our management believes have materially improved, our internal control over financial reporting. Specifically, the changes, which our management believes to represent significant improvements to our internal controls over financial reporting, include stronger controls around the review and input of journal entries into the accounting system, more robust reconciliation processes, improvements in periodic closing processes and management reporting, additional detailed cash management reporting, improved review and reconciliation of periodic physical inventory counts, improvements in tracking for bulk inventory items, and improvements in the information technology control environment. There were no material changes to our internal controls over financial reporting in the quarter ended March 31, 2014.

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

In the quarter ended March 31, 2014, we settled a civil suit filed in the County Court for Dallas County, Texas, Cause No. CC-13-02999-C entitled Joseph C. Osterman, T.G. Herron, and, Jean K. Herron, Plaintiffs, vs. DGSE Companies, Inc. d/b/a Dallas Gold & Silver Exchange, Defendants. The complaint alleged amounts owed and due to the plaintiffs by the defendant in relation to a number of promissory notes allegedly issued between 2001 and 2006 by the defendant, and plaintiffs sought compensatory damages. Pursuant to the confidential settlement agreement, which admits no liability on the part of the defendant, we have resolved all claims with plaintiff Osterman to the parties’ mutual satisfaction. Discussions with plaintiffs Heron are ongoing, and the final outcome of these discussions is uncertain, although any conclusion to this suit is not expected to be material to the our results in Fiscal 2014.

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

We are currently discussing, both internally among the members of our Board and with our outside counsel, whether it is in our best interest of and that of our shareholders to pursue legal action against those officers and providers of professional services who were involved in the Accounting Irregularities. We have not made any determinations on this matter as of the date of this Form 10-Q.

Item 1A. Risk Factors

For a discussion of the risk factors applicable to our business, financial condition or results of operations, please see the section entitled “Risk Factors” in our Fiscal 2013 10-K. There have been no material changes in our risk factors from those disclosed in our Fiscal 2013 10-K. The risk factors disclosed in our Fiscal 2013 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by James D. Clem	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James D. Clem	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	×

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE Companies, Inc.
(Registrant)

Date: May 14, 2014	By:	/s/ JAMES D. CLEM
James D. Clem
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014		/s/ C. BRETT BURFORD
C. Brett Burford
Chief Financial Officer
(Principal Financial Officer)

