Form 10-Q
period 2014-06-30
DGSE COMPANIES INC
filed 2014-08-13
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2014:

Class	Outstanding
Common stock, $0.01 par value per share	12,223,584

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,143,730	$2,637,726
Trade receivables, net of allowances	183,633	162,670
Inventories	11,517,687	9,992,156
Prepaid expenses	217,421	138,600
Assets related to discontinued operations	139,104	3,711,740
Total current assets	14,201,575	16,642,892

Property and equipment, net	4,505,609	4,588,695
Intangible assets, net	34,460	41,353
Other assets	115,710	189,425
Noncurrent assets related to discontinued operations	-	3,441,766
Total assets	$18,857,354	$24,904,131

LIABILITIES
Current Liabilities:
Accounts payable-trade	$5,259,356	$5,535,624
Accrued expenses	1,728,203	1,729,528
Customer deposits and other liabilities	1,741,703	2,349,943
Current maturities of long-term debt	126,699	122,536
Current maturities of capital leases	11,328	11,091
Liabilties related to discontinued operations	449,903	589,899
Total current liabilities	9,317,192	10,338,621

Line of credit, related party	2,303,359	2,383,359
Long-term debt, less current maturities	1,687,696	1,757,827
Total liabilities	13,308,247	14,479,807

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,223,584 and 12,175,584 shares issued and outstanding	122,235	121,755
Additional paid-in capital	34,145,174	34,045,654
Accumulated deficit	(28,718,302)	(23,743,085)
Total stockholders' equity	5,549,107	10,424,324

Total liabilities and stockholders' equity	$18,857,354	$24,904,131

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue:
Sales	$17,518,412	$23,775,109	$35,582,719	$47,305,191
Cost of goods sold	14,508,227	20,889,655	29,361,864	40,844,409
Gross margin	3,010,185	2,885,454	6,220,855	6,460,782

Expenses:
Selling, general and administrative expenses	3,353,921	3,379,671	6,704,140	6,545,902
Depreciation and amortization	94,677	76,658	181,815	181,787
	3,448,598	3,456,329	6,885,955	6,727,689

Operating loss	(438,413)	(570,875)	(665,100)	(266,907)

Other expense (income):
Other (income) expense, net	(31,166)	(726)	(57,661)	2,461
Interest expense	88,330	52,258	169,143	103,962
	57,164	51,532	111,482	106,423

Loss from continuing operations before income taxes	(495,577)	(622,407)	(776,582)	(373,330)

Income tax expense (benefit)	43,491	(97,635)	47,070	(40,035)

Loss from continuing operations	(539,068)	(524,772)	(823,652)	(333,295)

Discontinued operations:
Loss from discontinued operations	(3,913,172)	(599,003)	(4,151,565)	(488,850)

Net loss	$(4,452,240)	$(1,123,775)	$(4,975,217)	$(822,145)

Basic net loss per common share:
Loss from continuing operations	$(0.04)	$(0.04)	$(0.07)	$(0.03)
Loss from discontinued operations	(0.32)	(0.05)	(0.34)	(0.04)
Net loss per share	$(0.36)	$(0.09)	$(0.41)	$(0.07)

Diluted net loss per common share:
Loss from continuing operations	$(0.04)	$(0.04)	$(0.07)	$(0.03)
Loss from discontinued operations	(0.32)	(0.05)	(0.34)	(0.04)
Net loss per share	$(0.36)	$(0.09)	$(0.41)	$(0.07)

Weighted-average number of common shares
Basic	12,210,397	12,175,584	12,202,214	12,175,584
Diluted	12,210,397	12,175,584	12,202,214	12,175,584

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(4,975,217)	$(822,145)
Loss from discontinued operations	(4,151,565)	(488,850)
Loss from continuing operations	(823,652)	(333,295)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	181,815	181,787
Stock based compensation	39,358	-

Changes in operating assets and liabilities:
Trade receivables, net	(20,963)	253,347
Inventories	(667)	(1,208,909)
Prepaid expenses	(78,821)	82,325
Other assets	59,679	(59,688)
Accounts payable and accrued expenses	(284,162)	1,184,671
Customer deposits and other liabilities	(608,240)	(1,188,714)

Net cash used in operating activities of continuing operations	(1,535,653)	(1,088,476)

Cash Flows From Investing Activities:
Purchases of property and equipment	(109,627)	(431,148)

Net cash used in investing activities of continuing operations	(109,627)	(431,148)

Cash Flows From Financing Activities:
Repayment of debt	(60,245)	(84,773)
Payments on capital lease obligations	(5,487)	(18,333)
Repayment of line of credit with related party	(80,000)	-

Net cash used in financing activities of continuing operations	(145,732)	(103,106)

Cash Flows From Discontinued Operations:
Net cash provided by operating activities of discontinued operations	1,297,016	263,932

Net change in cash	(493,996)	(1,358,798)
Cash, beginning of period	2,637,726	3,060,305
Cash, end of period	$2,143,730	$1,701,507

Supplemental Disclosures:
Cash paid during the period for:
Interest	$146,157	$40,390
Income taxes	-	-

Noncash item:
Transfer of inventory from discontinued operations	$1,524,864	$-

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

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

(4) Inventories

A summary of inventories is as follows:

	June 30,	December 31,
	2014	2013

Jewelry	$9,239,086	$7,502,381
Scrap gold	982,508	514,622
Bullion	511,518	1,024,648
Rare coins and Other	784,575	950,505
	$11,517,687	$9,992,156

(5) Basic and Diluted Average Shares

A reconciliation of basic and diluted average common shares for the three and six months ended June 30, 2014 and 2013 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Basic weighted average shares	12,210,397	12,175,584	12,202,214	12,175,584
Effect of potential dilutive securities:
Stock options	-	-	-	-
Diluted weighted average shares	12,210,397	12,175,584	12,202,214	12,175,584

For the three and six months ended June 30, 2014 and 2013, options to purchase 5,347,500 and 5,372,500 shares of common stock, respectively, and 46,500 and 0 unvested Restricted Stock Units (“RSUs”), respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive.

(6) Long-Term Debt

	Outgoing Balance
	June 30, 2014	December 31, 2013	Current Interest Rate	Maturity

NTR line of credit (1)	$2,303,359	$2,383,359	2.0%	August 1, 2015
Mortgage payable	1,782,817	1,843,061	6.7%	August 1, 2016
Capital leases (2)	42,906	48,393	Various	Various

Sub-Total	4,129,082	4,274,813
Less: Capital leases	11,328	11,091
Less: Current maturities	126,699	122,536
Long-term debt	3,991,055	4,141,186
Less: Line of credit (1)	2,303,359	2,383,359
Long term debt, less current maturities	$1,687,696	$1,757,827

(1)	On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC (“NTR”), an affiliate of DGSE’s majority stockholder Elemetal, LLC (“Elemetal”), pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds are expected to be used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense on a straight-line basis over two years. On February 25, 2014, the Company and NTR entered into a one-year extension of the Loan Agreement, extending the termination date to August 1, 2015. All other terms of the agreement remain the same. As of June 30, 2014 and December 31, 2013, the Company had outstanding balances of $2,303,359 and $2,383,359, respectively, drawn on the NTR credit facility.

(2)	On November 23, 2010, DGSE entered into a capital lease for $78,450 with Direct Capital Corporation for an inventory management solution. The non-cancelable lease agreement required an advanced payment of $5,169 and monthly payments of $2,584 for 36 months at an interest rate of 11.5% beginning in January 2011. At the end of the lease in December 2013, the equipment was purchased for $1. On April 3, 2013, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2013. At the end of the lease in May 2018, the equipment can be purchased for $1.

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

In January of 2014, DGSE’s Board of Directors (the “Board”) granted 112,000 RSUs to its officers and certain key employees. Each RSU is convertible into one share of Common Stock without additional payment pursuant to the terms of the Restricted Stock Unit Award Agreement, dated January 23, 2014, between the Company and each recipient (the "RSU Award Agreement"). One-fourth (or 28,000) of the RSUs vested and were exercisable as of the date of the grant, and an additional one-fourth of the RSUs (calculated using the total number of RSUs at the time of grant) vest and will be exercisable on each subsequent anniversary of the date of grant until 100 percent of the RSUs have vested, subject to the recipient’s continued status as an employee on each such date and other terms and conditions of set forth in the RSU Award Agreement. Upon termination of service of the recipient to us, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. Of the RSU’s granted in January of 2014, only 46,500 remain outstanding as of June 30, 2014.

Stock-based compensation expense for the three months ended June 30, 2014 and 2013 was $46,170 and $0, respectively, and for the six months ended June 30, 2014 and 2013 was $106,370 and $0, respectively, relating to employee and director stock options and RSUs, and included in selling, general and administrative expenses, in the accompanying consolidated statements of operations. Certain stock compensation expenses related to the discontinued Southern Bullion Coin & Jewelry (“Southern Bullion”) operations for the six months ended June 30, 2014 have been reclassified to discontinued operations.

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

Elemetal is DGSE’s largest stockholder. Elemetal, through its affiliates NTR and Elemetal Capital, is also DGSE’s primary refiner and bullion trading partner. For the six months ended June 30, 2014, 26% of sales and 27% of purchases were transactions with Elemetal, and in the same period in 2013, these transactions represented 25% of DGSE’s sales and 39% of our purchases. As of June 30, 2014 and December 31, 2013, we were obligated to pay $3,557,379 and $3,332,858, respectively, to Elemetal as a trade payable. DGSE also paid Elemetal and its affiliates $117,526 in interest for the six months ended June 30, 2014, including 5% annual interest on DGSE’s trade payable with Elemetal. A portion of the interest expense related to Southern Bullion’s trade payable with Elemetal has been reclassified to discontinued operations for the three and six months ended June 30, 2014. In the same period in 2013, DGSE recognized $35,539 in interest expense related to Elemetal and its affiliates.

On July 19, 2012, DGSE entered into the Loan Agreement with NTR, an affiliate of DGSE’s majority stockholder Elemetal, pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds are expected to be used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense on a straight-line basis over two years. On February 25, 2014, the Company and NTR entered into a one-year extension of the Loan Agreement, extending the termination date to August 1, 2015. All other terms of the agreement remain the same. As of June 30, 2014 and December 31, 2013, the Company had outstanding balances of $2,303,359 and $2,383,359, respectively, drawn on the NTR credit facility.

Estate Gold and Silver, LLC, a Texas limited liability company (“Estate Gold”) was 25% owned by an entity owned by James Vierling, DGSE’s former Chief Executive Officer and Chairman, and operated five stores in Oklahoma, primarily focused on buying gold, but also engaging in retail sales of jewelry and bullion. In July of 2013, Estate Gold ceased all operations. The Company previously had an agreement with Estate Gold to provide operations management services, consisting of: (i) the receipt, inventorying, and re-sale of Estate Gold purchases; (ii) the management of Estate Gold’s payroll, insurance, accounts payable and receivable; (iii) the maintenance of and updates to Estate Gold’s business software; (iv) maintenance of the Estate Gold website; and (v) financial reporting of Estate Gold to its owners. The Company also periodically engaged in the purchase or sale of jewelry, bullion and diamonds to Estate Gold, from time to time in the normal course of business. DGSE had no transactions with Estate Gold in the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company received $46,213 in fees for services, sold $55,602 in products, and purchased $42,917 in products in transactions with Estate Gold. All Estate Gold transactions were conducted through the Company’s Southern Bullion operations, and have been reclassified as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2013.

(9) Legal Proceedings

On April 16, 2012, the Company filed a Current Report on Form 8-K disclosing that DGSE’s Board had determined the existence of the certain accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time. The Company brought the Accounting Irregularities to the attention of the Securities and Exchange Commission (the “SEC”) in a letter dated April 16, 2012. On June 18, 2012, the Company received written notice that the SEC had initiated a private investigation into the Accounting Irregularities, to determine whether any persons or entities had engaged in any possible violations of the federal securities laws.

On June 2, 2014, the Company received notice of the entry of its agreed final judgment by the Honorable Judge Jane Boyle (the “Agreed Final Judgment”) in Civil Action No. 3:14-cv-01909-B, entitled Securities and Exchange Commission v. DGSE Companies Inc., et. al., filed on May 27, 2014 in Federal District Court for the Northern District of Texas (the “Civil Action”). The Company consented to the Agreed Final Judgment prior to the filing of the Civil Action by the SEC. The Agreed Final Judgment was entered in connection with the conclusion of the investigation against the Company by the SEC regarding the Accounting Irregularities.

In connection with the Agreed Final Judgment and as remedial measures in connection with the Accounting Irregularities, the Company has agreed to undertake certain corporate governance reforms, many of which are already in process (the “Corporate Governance Reforms”). The Corporate Governance Reforms include the appointment of two new independent directors to the Board, establishing the position of a Lead Independent Director on the Board and establishing reasonable term limits for members of the Board. The Company has further agreed to engage a consultant satisfactory to the SEC to confirm implementation of the Corporate Governance Reforms. The Agreed Final Judgment did not require the payment of any civil damages by the Company in connection with the Accounting Irregularities.

Also in connection with the Accounting Irregularities, and the subsequent halt in trading of DGSE’s Common Stock, the Company settled two lawsuits in Fiscal 2013. The first, Civil Action No. 3:12-cv-3664, was filed in the United States District Court for the Northern District of Texas, on September 7, 2012, entitled Grant Barfuss, on behalf of himself and all others similarly situated vs. DGSE Companies, Inc.; L.S. Smith, John Benson and William Oyster. This complaint alleged violations of the securities laws and sought unspecified damages. Plaintiffs alleged that certain public filings in 2010 and 2011 were false and misleading. The second suit, Case No. 3:12-cv-03850 in the United States District Court for the Northern District of Texas, was filed on September 21, 2012, by Jason Farmer and entitled Jason Farmer, Derivatively on Behalf of Nominal Defendant DGSE Companies, Inc., Plaintiff, v. William H. Oyster, James D. Clem, William Cordeiro, Craig Alan-Lee, David Rector, L.S. Smith, and John Benson, Defendants, and DGSE Companies, Inc., Nominal Defendant. This suit was filed against DGSE, as a nominal defendant, and against certain and former officers and directors. The plaintiff asserted that certain statements made in DGSE’s proxy materials were false and misleading, that the defendants breached fiduciary duties owed to DGSE, for abuse of control, and sought unspecified compensatory and exemplary damages, along with certain corporate governance changes, for the benefit of DGSE.

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

Beginning in 2010, the Tax Division of the Comptroller of Public Accounts of the State of Texas (the “Tax Division”) (the “Comptroller”) conducted a sales and use tax audit of our operations in Texas with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that DGSE owed an amount of tax due, plus penalties and interest (the “2010 Sale Tax Audit”). The Company submitted a request for redetermination to the Texas Comptroller by letter dated January 13, 2011. By letter dated August 25, 2011, the Texas Comptroller stated that DGSE’s request for a redetermination hearing had been granted.

On July 15, 2014, the Company received final notice from the Tax Division of the Comptroller of its consent to the negotiated payment agreement (the “Payment Agreement”) to pay amounts due by the Company under the Comptroller’s final decision in connection with the 2010 Sale Tax Audit (the “Decision”), as more fully discussed in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2014. The Decision dismissed the Company’s Petition for Redetermination and concludes the 2010 Sales Tax Audit based on an agreement between the Tax Division and the Company, whereby the Company has agreed to pay: (i) tax due of $800,397; (ii) a 10% penalty; and (iii) interest. The total amount due as of May 29, 2014 was approximately $1.1 million. Pursuant to the terms of the Payment Agreement, the Company will pay the agreed amount provided in the Decision over an 18-month period, beginning with an initial payment of $325,000, followed by monthly payments of $47,000 until all agreed tax amounts, penalty and accrued interest are paid. Interest will continue to accrue on the outstanding tax due, until all amounts are paid. In the quarter ending June 30, 2014, the Company recognized an additional accrual of $104,958, bringing its total accrual in this matter to $1,129,958, which is expected to cover all tax, penalty and interest through the term of the Payment Agreement.

(10) Discontinued Operations

In January of 2014, the Company elected to discontinue the operations of six of its Southern Bullion locations due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The Company officially discontinued these operations on February 3, 2014, and the operating results for these six locations for the three months ended March 31, 2014 and 2013 were reclassified as discontinued operations in the consolidated statements of operations for the quarter ended March 31, 2014.

In April of 2014, the Company elected to discontinue the operations of all 17 remaining Southern Bullion locations. During 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. The significant change in the precious metal markets, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. The Company officially discontinued these operations on or about April 19, 2014. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations beginning with the quarter ending June 30, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue:
Sales	$2,621,472	$5,748,707	$5,367,808	$12,759,770
Cost of goods sold	2,219,180	4,499,297	3,647,677	9,470,669
Gross margin	402,292	1,249,410	1,720,131	3,289,101

Expenses:
Selling, general and administrative expenses	1,111,953	1,763,783	2,555,127	3,620,903
Depreciation and amortization	3,159,214	87,115	3,259,552	174,869
Total expenses	4,271,167	1,850,898	5,814,679	3,795,772

Operating loss	(3,868,875)	(601,488)	(4,094,548)	(506,671)

Other expense (income):
Other income, net	(14,632)	(2,485)	(19,398)	(17,821)
Interest expense	7,139	-	10,888	-
	(7,493)	(2,485)	(8,510)	(17,821)

Loss from discontinued operations before income taxes	(3,861,382)	(599,003)	(4,086,038)	(488,850)

Income tax expense	51,790	-	65,527	-

Loss from discontinued operations after income taxes	$(3,913,172)	$(599,003)	$(4,151,565)	$(488,850)

Discontinued operations for the quarter ended June 30, 2014 include store operations for part of April, ongoing expenses for key Southern Bullion personnel involved in winding down the business, and expenses related to cancellation of leases and other contracts. For the quarter ended June 30, 2014, discontinued operations also includes the write-off of the $2.9 million intangible asset attributed to the “Southern Bullion Coin & Jewelry” trade name. The Company does not anticipate that it will utilize this trade name in the foreseeable future. The current quarter also includes the write-off of approximately $296,000 related to the net book value of fixed assets previously utilized in Southern Bullion operations. The Company believes it has now recognized all material expenses related to the closure of Southern Bullion operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, including the outcome of litigation described elsewhere in this Form 10-Q or pending litigation, and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Fiscal 2013 10-K”). These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

Given our business model, global precious metal and diamond prices affect almost every aspect of our business. While these prices are inherently out of our control, we generally view that our wide variety of products and activities provide a degree of diversification for our investors. Given the current global economic uncertainty, precious metal and diamond prices have been unusually volatile and gold prices in particular have seen an unprecedented decline over the last three years. The average price of one ounce of gold as represented by London PM Fix during the first half of 2014 was 15% lower than the same period a year earlier and 32% lower than its 2011 record high. This unprecedented downward volatility has had a significant negative impact our revenues and profitability. Conversely, the first half of 2014 has brought a more stable pricing environment which we are optimistic will continue and ultimately lead to improved results for DGSE.

While gold and other precious metal prices affect the cost and pricing of our products, we believe the single biggest impact from the recent drop in the price of gold is that fewer customers are interested in selling their unused or unwanted gold, and this has had a significant impact on our high-margin scrap buying business. As noted in Footnote 10 “Discontinued Operations” in the section of this Form 10-Q entitled “Notes to Consolidated Financial Statements”, the overall reduction in the scrap buying business has had a disproportionate impact on our Southern Bullion operations, ultimately leading to the closure of these locations. However, while we can anecdotally see the impact of fluctuating gold prices in our operations and the financial results, there is no reliable way to directly calculate the impact of gold, or other commodity prices on our business.

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Sales. Sales decreased by $6,256,697, or 26%, during the three months ended June 30, 2014 to $17,518,412, as compared to $23,775,109 during the same period in 2013. Significant decreases in both bullion and scrap sales were the primary cause of the decrease, resulting from the drop in gold prices discussed above. This decrease was partially offset by strong jewelry sales, compared to the same period in 2013.

Gross Margin. For the three months ended June 30, 2014, gross margins increased by $124,731, or 4% to $3,010,185, as compared to $2,885,454 during the same period in 2013, as sales mix shifted to higher margin products, despite a decrease in total sales. Gross margin as a percentage of revenue increased to 17.2% for the three months ended June 30, 2014, compared to 12.1% for the same period in the prior year. The increase in gross margin as a percentage of sales was the result of the increase in high-margin jewelry sales and the decrease in lower margin bullion sales.

Selling, General and Administrative Expenses. For the three months ended June 30, 2014, Selling, General and Administrative (“SG&A”) expenses decreased by $25,750, or 1.0% to $3,353,921, as compared to $3,379,671 during the same period in 2013. During the quarter, we also incurred $209,925 in incremental operating expenses related to two stores not opened yet during the same quarter in 2013. During the three months ended June 30, 2014 and 2013, the Company incurred $136,792 and $226,900, respectively, in professional fees and costs associated with the 2012 restatement of our financial statements, the 2010 State of Texas sales tax audit, and related legal matters.

Depreciation and Amortization. For the three months ended June 30, 2014, depreciation and amortization expense was $94,677 compared to $76,658 for the same period in 2013, an increase of $18,019, or 24%. This increase was due primarily to the move to our new corporate offices in April of 2013, as well as new assets to support our jewelry repair business.

Interest Expense. For the three months ended June 30, 2014, interest expense was $88,330, an increase of $36,072 or 69% compared to $52,258 during the same period in 2013. The increase is primarily due to interest the Company began accruing on its trade payable to Elemetal Capital, beginning in the fourth quarter of Fiscal 2013.

Loss from Discontinued Operations. The results for the three months ended June 30, 2014 were a net loss of $3,913,172 related to operations of the Southern Bullion locations closed down in February and April of 2014, compared to a net loss of $599,003 for these locations in the same quarter of 2013. For the quarter ended June 30, 2014, discontinued operations also includes the write-off of the $2.9 million intangible asset attributed to the “Southern Bullion Coin & Jewelry” trade name, as well as the write-off of approximately $296,000 in net book value of fixed assets previously utilized in Southern Bullion operations.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Sales. Sales decreased by $11,722,472, or 25%, during the six months ended June 30, 2014 to $35,582,719, as compared to $47,305,191 during the same period in 2013. Significant decreases in both bullion and scrap sales were the primary cause of the decrease, resulting from the drop in gold prices discussed above. This decrease was partially offset by strong jewelry sales, compared to the same period in 2013.

Gross Margin. For the six months ended June 30, 2014, gross margins decreased by $239,927, or 4% to $6,220,855, as compared to $6,460,782 during the same period in 2013, due to lower sales. Gross margin as a percentage of revenue increased to 17.5% for the six months ended June 30, 2014, compared to 13.7% for the same period in the prior year. The increase in gross margin as a percentage of sales was the result of the increase in high-margin jewelry sales and the decrease in lower margin bullion sales.

Selling, General and Administrative Expenses. For the six months ended June 30, 2014, Selling, General and Administrative (“SG&A”) expenses increased by $158,238 or 2.4%, to $6,704,140, as compared to $6,545,902 during the same period in 2013. This increase was largely attributable to $263,914 in incremental operating expenses related to two stores not yet opened during the first half of 2013. During the six months ended June 30, 2014 and 2013, the Company incurred $211,692 and $328,594, respectively, in professional fees and costs associated with the 2012 restatement of our financial statements, the 2010 State of Texas sales tax audit, and related legal matters.

Depreciation and Amortization. For the six months ended June 30, 2014, depreciation and amortization expense was $181,815 compared to $181,787 for the same period in 2013, or essentially flat.

Interest Expense. For the six months ended June 30, 2014, interest expense was $169,143, an increase of $65,181 or 63% compared to $103,962 during the same period in 2013. The increase is primarily due to interest the Company began accruing on its trade payable to Elemetal Capital, beginning in the fourth quarter of Fiscal 2013.

Loss from Discontinued Operations. The results for the six months ended June 30, 2014 were a net loss of $4,151,565 related to operations of the Southern Bullion locations closed down in February and April of 2014, compared to a net loss of $488,850 for these locations in the same period of 2013. For the six months ended June 30, 2014, discontinued operations also includes the write-off of the $2.9 million intangible asset attributed to the “Southern Bullion Coin & Jewelry” trade name, as well as the write-off of approximately $296,000 related to the net book value of fixed assets previously utilized in Southern Bullion operations.

Liquidity and Capital Resources

During the six months ended June 30, 2014 and 2013, cash flows used in continuing operating activities totaled $1,535,653 and $1,088,476, respectively. The use of cash in continuing operating activities for the six months ended June 30, 2014 was a result of losses from continuing operations of $823,652, a $608,240 decrease in customer deposits and other liabilities, as well as a $284,162 decrease in accounts payable and accrued expenses.

During the six months ended June 30, 2014 and 2013, cash flows used in investing activities totaled $109,627 and $431,148, respectively. The use of cash in investing activities during both periods was primarily the result of purchases of property and equipment.

During the six months ended June 30, 2014 and 2013, cash flows used in financing activities totaled $145,732 and $103,106, respectively. The use of cash in financing activities during both periods was primarily the result of repayment of debt, and payments on capital lease obligations. The increase in cash flows used in financing activities in the current period was primarily due to an $80,000 repayment of the Company’s line of credit with NTR.

During the six months ended June 30, 2014 and 2013, cash flows provided by discontinued operations totaled $1,297,016 and $263,932, respectively. The cash flow provided by discontinued operations in the current period is primarily related to the liquidation of inventory from Southern Bullion.

We expect our capital expenditures to total approximately $300,000 during Fiscal 2014. These expenditures are expected to be related to upgrades and repairs of existing facilities, the purchase of additional jewelry repair equipment, and the re-launch of our website. As of June 30, 2014, there were no commitments outstanding for capital expenditures.

In the event of significant growth in retail and or wholesale jewelry sales, our demand for additional working capital will increase due to a related need to stock additional jewelry inventory and increases in wholesale accounts receivable. Historically, vendors have offered us extended payment terms to finance the need for jewelry inventory growth and our management believes that they will continue to do so in the future.

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

On July 19, 2012, we entered into the Loan Agreement with NTR, an affiliate of DGSE’s majority stockholder Elemetal, pursuant to which NTR, agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds are expected to be used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense on a straight-line basis over two years. On February 25, 2014, DGSE and NTR entered into a one-year extension of the Loan Agreement, extending the termination date to August 1, 2015. All other terms of the agreement remain the same. As of June 30, 2014 and December 31, 2013, we had outstanding balances of $2,303,359 and $2,383,359, respectively, drawn on the NTR credit facility.

On July 15, 2014, we received final notice from the Tax Division of the Comptroller (the “Tax Division”) of its consent to the negotiated Payment Agreement (the “Payment Agreement”) to pay amounts due by the Company under the Comptroller’s final decision in connection with the 2010 Sale Tax Audit (the “Decision”), as more fully discussed in our Current Report of Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2014. The Decision dismissed our Petition for Redetermination and concluded the 2010 Sales Tax Audit based on an agreement between the Tax Division and us, whereby we have agreed to pay: (i) tax due of $800,397; (ii) a 10% penalty; and (iii) interest. The total amount due as of May 29, 2014 was approximately $1.1 million. Pursuant to the terms of the Payment Agreement, we will pay the agreed amount provided in the Decision over an 18-month period, beginning with an initial payment of $325,000, followed by monthly payments of $47,000 until all agreed tax amounts, penalty and accrued interest are paid. Interest will continue to accrue on the outstanding tax due, until all amounts are paid. In the quarter ending June 30, 2014, we recognized an additional accrual of $104,958, bringing the total accrual in this matter to $1,129,958, which is expected to cover all tax, penalty and interest through the term of the Payment Agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because we are a “smaller reporting company,” we are not required to disclose the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based upon the evaluation required by Section 13a-15(b) of the Securities Exchange Act of 1934, as amended, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, as of June 30, 2014, were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

On June 2, 2014, we received notice of the entry of the Agreed Final Judgment by the Honorable Judge Jane Boyle in Civil Action No. 3:14-cv-01909-B, entitled Securities and Exchange Commission v. DGSE Companies Inc., et. al., filed on May 27, 2014 in Federal District Court for the Northern District of Texas. We consented to the Agreed Final Judgment prior to the filing of the Civil Action by the SEC. The Agreed Final Judgment was entered in connection with the conclusion of the investigation against us by the SEC regarding the Accounting Irregularities.

In connection with the Agreed Final Judgment and as remedial measures in connection with the Accounting Irregularities, we have agreed to undertake the Corporate Governance Reforms, many of which are already in process. The Corporate Governance Reforms include the appointment of two new independent directors to the Board, establishing the position of a Lead Independent Director on the Board and establishing reasonable term limits for members of the Board. We have further agreed to engage a consultant satisfactory to the SEC to confirm implementation of the Corporate Governance Reforms. The Agreed Final Judgment did not require the payment of any civil damages by us in connection with the Accounting Irregularities.

Also in connection with the Accounting Irregularities, and the subsequent halt in trading of DGSE’s Common Stock, we settled two lawsuits in Fiscal 2013. The first, Civil Action No. 3:12-cv-3664, was filed in the United States District Court for the Northern District of Texas, on September 7, 2012, entitled Grant Barfuss, on behalf of himself and all others similarly situated vs. DGSE Companies, Inc.; L.S. Smith, John Benson and William Oyster. This complaint alleged violations of the securities laws and sought unspecified damages. Plaintiffs alleged that certain public filings in 2010 and 2011 were false and misleading. The second suit, Case No. 3:12-cv-03850 in the United States District Court for the Northern District of Texas, was filed on September 21, 2012, by Jason Farmer and entitled Jason Farmer, Derivatively on Behalf of Nominal Defendant DGSE Companies, Inc., Plaintiff, v. William H. Oyster, James D. Clem, William Cordeiro, Craig Alan-Lee, David Rector, L.S. Smith, and John Benson, Defendants, and DGSE Companies, Inc., Nominal Defendant. This suit was filed against DGSE, as a nominal defendant, and against certain and former officers and directors. The plaintiff asserted that certain statements made in DGSE’s proxy materials were false and misleading, that the defendants breached fiduciary duties owed to DGSE, for abuse of control, and sought unspecified compensatory and exemplary damages, along with certain corporate governance changes, for the benefit of DGSE.

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

In the quarter ended March 31, 2014, we settled a civil suit filed in the County Court for Dallas County, Texas, Cause No. CC-13-02999-C entitled Joseph C. Osterman, T.G. Herron, and, Jean K. Herron, Plaintiffs, vs. DGSE Companies, Inc. d/b/a Dallas Gold & Silver Exchange, Defendants. The complaint alleged amounts owed and due to the plaintiffs by the defendant in relation to a variety of promissory notes allegedly issued between 2001 and 2006 by the defendant. Pursuant to the confidential settlement agreement, which admits no liability on the part of the defendant, we have resolved all claims with plaintiff Osterman to the parties’ mutual satisfaction. Discussions with plaintiffs Heron are ongoing, and the final outcome of these discussions is uncertain, although any conclusion to this suit is not expected to be material to our results in Fiscal 2014.

Beginning in 2010, the Tax Division of the Comptroller of Public Accounts of the State of Texas (the “Comptroller”) conducted a sales and use tax audit of our operations in Texas with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that DGSE owed an amount of tax due, plus penalties and interest (the “2010 Sales Tax Audit”). The Company submitted a request for redetermination to the Texas Comptroller by letter dated January 13, 2011. By letter dated August 25, 2011, the Texas Comptroller stated that DGSE’s request for a redetermination hearing had been granted.

On July 15, 2014, we received final notice from the Tax Division of the Comptroller (the “Tax Division”) of its consent to the negotiated Payment Agreement (the “Payment Agreement”) to pay amounts due by the Company under the Comptroller’s final decision in connection with the 2010 Sale Tax Audit (the “Decision”), as more fully discussed in our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2014. The Decision dismissed our Petition for Redetermination and concluded the 2010 Sales Tax Audit based on an agreement between the Tax Division and us, whereby we have agreed to pay: (i) tax due of $800,397; (ii) a 10% penalty; and (iii) interest. The total amount due as of May 29, 2014 was approximately $1.1 million. Pursuant to the terms of the Payment Agreement, we will pay the agreed amount provided in the Decision over an 18-month period, beginning with an initial payment of $325,000, followed by monthly payments of $47,000 until all agreed tax amounts, penalty and accrued interest are paid. Interest will continue to accrue on the outstanding tax due, until all amounts are paid. In the quarter ending June 30, 2014, we recognized an additional accrual of $104,958, bringing its total accrual in this matter to $1,129,958, which is expected to cover all tax, penalty and interest through the term of the Payment Agreement.

Item 1A. Risk Factors

For a discussion of the risk factors applicable to our business, financial condition or results of operations, please see the section entitled “Risk Factors” in our Fiscal 2013 10-K. There have been no material changes in our risk factors from those disclosed in our Fiscal 2013 10-K, other than the settlement with the Tax Division. The risk factors disclosed in our Fiscal 2013 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

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

DGSE COMPANIES, INC.
(Registrant)

Date: August 13, 2014	By:	/s/ JAMES D. CLEM
James D. Clem
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2014		/s/ C. BRETT BURFORD
C. Brett Burford
Chief Financial Officer (Principal Financial Officer)

