Form 10-Q
period 2014-09-30
DGSE COMPANIES INC
filed 2014-11-13
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2014:

Class	Outstanding
Common stock, $0.01 par value per share	12,223,584

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,950,854	$2,637,726
Trade receivables, net of allowances	224,946	162,670
Inventories	11,196,056	9,992,156
Prepaid expenses	206,980	138,600
Assets related to discontinued operations	22,057	3,711,740
Total current assets	13,600,893	16,642,892

Property and equipment, net	4,442,826	4,588,695
Intangible assets, net	31,014	41,353
Other assets	113,474	189,425
Noncurrent assets related to discontinued operations	-	3,441,766
Total assets	$18,188,207	$24,904,131

LIABILITIES
Current Liabilities:
Current maturities of line of credit, related party	$2,303,359	$-
Current maturities of long-term debt	128,833	122,536
Current maturities of capital leases	11,448	11,091
Accounts payable-trade	5,043,843	5,535,624
Accrued expenses	1,489,267	1,729,528
Customer deposits and other liabilities	1,485,218	2,349,943
Liabilities related to discontinued operations	345,777	589,899
Total current liabilities	10,807,745	10,338,621

Line of credit, related party	-	2,383,359
Long-term debt, less current maturities	1,651,769	1,757,827
Total liabilities	12,459,514	14,479,807

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,223,584 and 12,175,584 shares issued and outstanding	122,235	121,755
Additional paid-in capital	34,145,173	34,045,654
Accumulated deficit	(28,538,715)	(23,743,085)
Total stockholders' equity	5,728,693	10,424,324

Total liabilities and stockholders' equity	$18,188,207	$24,904,131

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue:
Sales	$17,040,249	$18,999,701	$52,622,968	$66,304,892
Cost of goods sold	13,905,844	15,687,340	43,267,708	56,532,284
Gross margin	3,134,405	3,312,361	9,355,260	9,772,608

Expenses:
Selling, general and administrative expenses	2,936,556	3,809,548	9,632,784	10,354,913
Depreciation and amortization	99,893	87,326	288,600	269,113
	3,036,449	3,896,874	9,921,384	10,624,026

Operating income (loss)	97,956	(584,513)	(566,124)	(851,418)

Other expense (income):
Other (income) expense, net	(5,717)	(2,250)	(44,679)	213
Interest expense	89,239	66,604	258,383	170,566
	83,522	64,354	213,704	170,779
Income (loss) from continuing operations before income taxes	14,434	(648,867)	(779,828)	(1,022,197)

Income tax expense	1,604	214,414	29,975	174,379

Income (loss) from continuing operations	12,830	(863,281)	(809,803)	(1,196,576)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	166,757	(568,673)	(3,985,827)	(1,057,523)
Net income (loss)	$179,587	$(1,431,954)	$(4,795,630)	$(2,254,099)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.07)	$(0.06)	$(0.10)
Income (loss) from discontinued operations	0.01	(0.05)	(0.33)	(0.09)
Net income (loss) per share	$0.01	$(0.12)	$(0.39)	$(0.19)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.07)	$(0.06)	$(0.10)
Income (loss) from discontinued operations	0.01	(0.05)	(0.33)	(0.09)
Net income (loss) per share	$0.01	$(0.12)	$(0.39)	$(0.19)

Weighted-average number of common shares
Basic	12,223,584	12,175,584	12,209,416	12,175,584
Diluted	12,271,362	12,175,584	12,209,416	12,175,584

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(4,795,630)	$(2,254,099)
Loss from discontinued operations	(3,985,827)	(1,057,523)
Loss from continuing operations	(809,803)	(1,196,576)

Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	288,600	269,113
Stock based compensation	45,118	-

Changes in operating assets and liabilities:
Trade receivables, net	(62,276)	442,730
Inventories	320,964	(464,004)
Prepaid expenses	(68,380)	36,387
Other assets	60,510	(44,013)
Accounts payable and accrued expenses	(744,372)	1,656,627
Customer deposits and other liabilities	(864,725)	(694,598)
Net cash (used in) provided by operating activities of continuing operations	(1,834,364)	5,666

Cash Flows From Investing Activities:
Purchases of property and equipment	(141,887)	(619,894)
Net cash used in investing activities of continuing operations	(141,887)	(619,894)

Cash Flows From Financing Activities:
Repayment of debt	(91,131)	(116,010)
Payments on capital lease obligations	(8,274)	(28,119)
Repayment of line of credit with related party	(80,000)	-
Net cash used in financing activities of continuing operations	(179,405)	(144,129)

Cash Flows From Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	1,468,784	(364,572)

Net change in cash	(686,872)	(1,122,929)
Cash, beginning of period	2,637,726	3,060,305
Cash, end of period	$1,950,854	$1,937,376

Supplemental Disclosures:
Cash paid during the period for:
Interest	$223,880	$59,468
Income taxes	-	-

Noncash item:
Transfer of inventory from discontinued operations	$1,524,864	$-
Equipment purchased with capital lease	$-	$58,563

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The consolidated interim financial statements of DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (such fiscal year, “Fiscal 2013” and such annual Report on Form 10-K, the “Fiscal 2013 10-K”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

(2) Principles of Consolidation and Nature of Operations

DGSE buys and sells jewelry and bullion products to both retail and wholesale customers throughout the United States through its facilities in Illinois, South Carolina, and Texas, and through its various internet sites. Until recently, the Company also operated retail locations in Alabama, Florida, Georgia, and Tennessee.

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

(4) Inventories

A summary of inventories is as follows:

	September 30,	December 31,
	2014	2013

Jewelry	$9,548,867	$7,502,381
Scrap gold	635,618	514,622
Bullion	627,555	1,024,648
Rare coins and other	384,016	950,505
	$11,196,056	$9,992,156

(5) Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares for the three and nine months ended September 30, 2014 and 2013, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Basic weighted average shares	12,223,584	12,175,584	12,209,416	12,175,584
Effect of potential dilutive securities:
Restricted Stock Units	47,778	-	-	-
Diluted weighted average shares	12,271,362	12,175,584	12,209,416	12,175,584

For the three and nine months ended September 30, 2014 and 2013, options to purchase 5,327,500 and 5,372,500 shares of common stock, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive. For the three and nine months ended September 30, 2014, there were 0 and 42,145 unvested Restricted Stock Units (“RSUs”), respectively, not added to the diluted average shares because inclusion of such shares would be antidilutive. No RSUs were outstanding for the three and nine months ended September 30, 2013.

(6) Long-Term Debt

	Outstanding Balance
	September 30, 2014	December 31, 2013	Current Interest Rate	Maturity

NTR line of credit (1)	$2,303,359	$2,383,359	2.0%	August 1, 2015
Mortgage payable	1,751,931	1,843,061	6.7%	August 1, 2016
Capital leases (2)	40,119	48,393	Various	Various

Sub-Total	4,095,409	4,274,813
Less: Current portion capital leases	11,448	11,091
Less: Current maturities	2,432,192	122,536
Long-term debt	1,651,769	4,141,186
Less: Line of credit (1)	-	2,383,359
Long term debt, less current maturities	$1,651,769	$1,757,827

(1)	On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC (“NTR”), an affiliate of DGSE’s largest stockholder Elemetal, LLC (“Elemetal”), pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs were included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and have been completely amortized as of the current quarter. On February 25, 2014, the Company and NTR entered into a one-year extension of the Loan Agreement, extending the termination date to August 1, 2015. All other terms of the agreement remain the same. As of September 30, 2014 and December 31, 2013, the Company had outstanding balances of $2,303,359 and $2,383,359, respectively, drawn on the NTR credit facility. As of August 1, 2014, the NTR credit facility has been reclassified as a current liability. The Company currently expects to renew or replace the credit facility in advance of its termination on August 1, 2015.
(2)	On April 3, 2013, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2013. At the end of the lease in May 2018, the equipment can be purchased for $1.

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

In January of 2014, DGSE’s Board of Directors (the “Board”) granted 112,000 RSUs to its officers and certain key employees. Each RSU is convertible into one share of Common Stock without additional payment pursuant to the terms of the Restricted Stock Unit Award Agreement, dated January 23, 2014, between the Company and each recipient (the "RSU Award Agreement"). One-fourth (or 28,000) of the RSUs vested and were exercisable as of the date of the grant, and an additional one-fourth of the RSUs (calculated using the total number of RSUs at the time of grant) vest and will be exercisable on each subsequent anniversary of the date of grant until 100 percent of the RSUs have vested, subject to the recipient’s continued status as an employee on each such date and other terms and conditions of set forth in the RSU Award Agreement. Upon termination of service of the recipient to us, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. Of the RSU’s granted in January of 2014, only 45,000 remain unvested and outstanding as of September 30, 2014.

In September of 2014, the Board granted 14,200 RSUs to each of its three outside directors, for a total of 42,600 RSUs issued. Each RSU is convertible into one share of Common Stock without additional payment pursuant to the terms of the RSU Award Agreement, dated September 17, 2014, between the Company and each recipient. All of the RSUs will vest and become exercisable on the earlier of: (i) the one year anniversary of the grant date, or (ii) the day prior to the next Annual Meeting of the Stockholders of DGSE Companies, Inc., subject to each recipient’s continued status as a Director through such dates and other terms and conditions of set forth in the RSU Award Agreement. Upon termination of service of the recipient to the Company, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate.

Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was $5,760 and $0, respectively, and for the nine months ended September 30, 2014 and 2013 was $112,330 and $0, respectively, relating to employee and director RSUs, and included in selling, general and administrative expenses, in the accompanying consolidated statements of operations. Certain stock compensation expenses related to the discontinued Southern Bullion Coin & Jewelry (“Southern Bullion”) operations for the nine months ended September 30, 2014, have been reclassified to discontinued operations.

(8) Related Party Transactions

DGSE has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (“Related Party”). Under this policy, all Related Party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with DGSE’s best interests and the best interests of its stockholders. Among other factors, the Board considers the size and duration of the transaction, the nature and interest of the Related Party in the transaction, whether the transaction may involve a conflict of interest and if the transaction is on terms that are at least as favorable to DGSE as would be available in a comparable transaction with an unaffiliated third party. DGSE’s Board reviews all Related Party transactions at least annually to determine if it is in DGSE’s best interests and the best interests of our stockholders to continue, modify, or terminate the Related Party transactions. DGSE’s Related Person Transaction Policy is available for review in its entirety under the “Investors” menu of our corporate website at www.DGSECompanies.com.

Elemetal is DGSE’s largest stockholder. Elemetal, through its affiliates NTR and Elemetal Capital, is also DGSE’s primary refiner and bullion trading partner. For the nine months ended September 30, 2014, 24% of sales and 25% of purchases were transactions with Elemetal, and in the same period in 2013, these transactions represented 32% of DGSE’s sales and 39% of our purchases. As of September 30, 2014 and December 31, 2013, we were obligated to pay $3,449,246 and $3,332,858, respectively, to Elemetal as a trade payable. DGSE also paid Elemetal and its affiliates $175,400 in interest for the nine months ended September 30, 2014, including 5% annual interest on DGSE’s trade payable with Elemetal. A portion of the interest expense related to Southern Bullion’s trade payable with Elemetal has been reclassified to discontinued operations for the three and nine months ended September 30, 2014. In the same period in 2013, DGSE recognized $68,975 in interest expense related to Elemetal and its affiliates.

On July 19, 2012, DGSE entered into the Loan Agreement with NTR, an affiliate of DGSE’s majority stockholder Elemetal, pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and have been completely amortized as of the current quarter. On February 25, 2014, the Company and NTR entered into a one-year extension of the Loan Agreement, extending the termination date to August 1, 2015. All other terms of the agreement remain the same. As of September 30, 2014 and December 31, 2013, the Company had outstanding balances of $2,303,359 and $2,383,359, respectively, drawn on the NTR credit facility. As of August 1, 2014, the NTR credit facility has been reclassified as a current liability. The Company currently expects to renew or replace the credit facility in advance of its termination on August 1, 2015.

Estate Gold and Silver, LLC, a Texas limited liability company (“Estate Gold”), was 25% owned by an entity owned by James Vierling, DGSE’s former Chief Executive Officer and Chairman, and operated five stores in Oklahoma, primarily focused on buying gold, but also engaging in retail sales of jewelry and bullion. In July of 2013, Estate Gold ceased all operations. The Company previously had an agreement with Estate Gold to provide operations management services, consisting of: (i) the receipt, inventorying, and re-sale of Estate Gold purchases; (ii) the management of Estate Gold’s payroll, insurance, accounts payable and receivable; (iii) the maintenance of and updates to Estate Gold’s business software; (iv) maintenance of the Estate Gold website; and (v) financial reporting of Estate Gold to its owners. The Company also periodically engaged in the purchase or sale of jewelry, bullion and diamonds to Estate Gold, from time to time in the normal course of business. DGSE had no transactions with Estate Gold in the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company received $47,060 in fees for services, sold $63,817 in products, and purchased $69,286 in products in transactions with Estate Gold. All Estate Gold transactions were conducted through the Company’s Southern Bullion operations, and have been reclassified as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2014.

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

The approved settlement resolved all issues which were pending before the United States District Court for the Northern District of Texas in both cases. The defendants agreed to pay $2 million to resolve all claims in both suits (including obligations to pay plaintiffs’ attorneys’ fees). The Company also incurred its own attorneys’ fees and expenses associated with finalizing the settlement. A majority of the total settlement amount and related expenses were paid from insurance proceeds.

In the nine months ended September 30, 2014, the Company settled a civil suit filed in the County Court for Dallas County, Texas, Cause No. CC-13-02999-C entitled Joseph C. Osterman, T.G. Herron, and, Jean K. Herron, Plaintiffs, vs. DGSE Companies, Inc. d/b/a Dallas Gold & Silver Exchange, Defendants. The complaint alleged amounts owed and due to the plaintiffs by DGSE in relation to a variety of promissory notes allegedly issued between 2001 and 2006 by DGSE. Pursuant to a confidential settlement agreement effective February 1, 2014, which admits no liability on the part of the defendant, the Company resolved all claims with plaintiff Osterman to the parties’ mutual satisfaction. Pursuant to a settlement agreement effective October 22, 2014, which admits no liability on the part of DGSE, the Company resolved all claims with plaintiffs Herron to the parties’ mutual satisfaction. The Company recognized $120,000 in expense in the quarter ended September 30, 2014, related to the Herron settlement.

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

On July 15, 2014, the Company received final notice from the Tax Division of the Comptroller of its consent to the negotiated payment agreement (the “Payment Agreement”) to pay amounts due by the Company under the Comptroller’s final decision in connection with the 2010 Sale Tax Audit (the “Decision”), as more fully discussed in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2014. The Decision dismissed the Company’s Petition for Redetermination and concludes the 2010 Sales Tax Audit based on an agreement between the Tax Division and the Company, whereby the Company has agreed to pay: (i) tax due of $800,397; (ii) a 10% penalty; and (iii) interest. The total amount due as of May 29, 2014 was approximately $1.1 million. Pursuant to the terms of the Payment Agreement, the Company will pay the agreed amount provided in the Decision over an 18-month period, beginning with an initial payment of $325,000, followed by monthly payments of $47,000 until all agreed tax amounts, penalty and accrued interest are paid. Interest will continue to accrue on the outstanding tax due, until all amounts are paid. In the quarter ended June 30, 2014, the Company recognized an additional accrual of $104,958, bringing its total accrual in this matter to $1,129,958, which is expected to cover all tax, penalty and interest through the term of the Payment Agreement.

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

In April of 2014, the Company elected to discontinue the operations of all 17 remaining Southern Bullion locations. During 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. The significant change in the precious metal markets, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. The Company officially discontinued these operations on or about April 19, 2014. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations beginning with the quarter ended June 30, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue:
Sales	$59	$4,754,922	$5,367,867	$17,514,693
Cost of goods sold	(5,433)	3,534,443	3,642,244	13,005,112
Gross margin	5,492	1,220,479	1,725,623	4,509,581

Expenses:
Selling, general and administrative expenses	(76,042)	1,689,995	2,480,104	5,310,899
Depreciation and amortization	-	99,753	3,259,552	274,622
Total expenses	(76,042)	1,789,748	5,739,656	5,585,521

Operating income (loss)	81,534	(569,269)	(4,014,033)	(1,075,940)

Other expense (income):
Other income, net	(77)	(596)	(19,475)	(18,417)
Interest (income) expense	(920)	-	9,968	-
	(997)	(596)	(9,507)	(18,417)

Income (loss) from discontinued operations before income taxes	82,531	(568,673)	(4,004,526)	(1,057,523)

Income tax benefit	(84,226)	-	(18,699)	-

Income (loss) from discontinued operations after income taxes	$166,757	$(568,673)	$(3,985,827)	$(1,057,523)

Discontinued operations for the nine months ended September 30, 2014, include store operations through April 17, 2014, ongoing expenses for key Southern Bullion personnel involved in winding down the business, and expenses related to cancellation of leases and other contracts. For the nine months ended September 30, 2014, discontinued operations also includes the write-off of the $2.9 million intangible asset attributed to the “Southern Bullion Coin & Jewelry” trade name, and the write-off of approximately $296,000 related to the net book value of fixed assets previously utilized in Southern Bullion operations. The Company does not anticipate that it will utilize the trade name in the foreseeable future.

For the quarter ended September 30, 2014, income from discontinued operations includes the reversal of certain previously established expense accruals, as the Company has been able to successfully negotiate releases from various long term contracts and leases related to Southern Bullion. Income from discontinued operations also includes state and local tax benefits estimated as the Company exits certain geographies. The Company believes it has now recognized all material expenses related to the closure of Southern Bullion operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2013 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

Given our business model, global precious metal and diamond prices affect almost every aspect of our business. While these prices are inherently out of our control, we generally view that our wide variety of products and activities provide a degree of diversification for our investors. Given the current global economic uncertainty, precious metal and diamond prices have been unusually volatile and gold prices in particular have seen an unprecedented decline over the last three years. The average price of one ounce of gold as represented by London PM Fix during 2014 has been 11% lower than the same period a year earlier and 32% lower than its 2011 record high. Since 2011 this unprecedented downward volatility has had a significant negative impact on our revenues and profitability. Conversely, the first three quarters of 2014 has brought a more stable pricing environment. Management believes that stable or increasing precious metal prices provides the Company with the greatest opportunity for improved results.

While gold and other precious metal prices affect the cost and pricing of our products, we believe the single biggest impact from the recent drop in the price of gold is that fewer customers are interested in selling their unused or unwanted gold, and this has had a significant impact on our high-margin scrap buying business. As noted in Footnote 10 “Discontinued Operations” in the section of this Form 10-Q entitled “Notes to Consolidated Financial Statements”, the overall reduction in the scrap buying business had a disproportionate impact on our Southern Bullion operations, ultimately leading to the closure of these locations. However, while we can anecdotally see the impact of fluctuating gold prices in our operations and the financial results, there is no reliable way to directly calculate the impact of gold, or other commodity prices on our business.

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Sales. Sales decreased by $1,959,452, or 10%, during the three months ended September 30, 2014, to $17,040,249, as compared to $18,999,701 during the same period in 2013. Strong increases in jewelry and diamond sales helped to offset significant decreases in both bullion and scrap sales compared to the same period in 2013. DGSE has continued to focus on developing its jewelry business, which tends to be significantly less correlated to changes in the precious metals markets than bullion and scrap sales.

Gross Margin. For the three months ended September 30, 2014, gross margins decreased by $177,956, or 5% to $3,134,405, as compared to $3,312,361 during the same period in 2013, as the sales mix shift to higher margin products partially offset the impact of lower overall sales. Gross margin as a percentage of revenue increased to 18.4% for the three months ended September 30, 2014, compared to 17.4% for the same period in the prior year. The increase in gross margin as a percentage of sales was the result of the increase in high-margin jewelry sales and the decrease in lower margin bullion sales.

Selling, General and Administrative Expenses. For the three months ended September 30, 2014, Selling, General and Administrative (“SG&A”) expenses decreased by $872,992, or 23%, to $2,936,556, as compared to $3,809,548 during the same period in 2013. During the same quarter in 2013, the Company accrued $650,000 toward the final settlement of the Texas State Comptroller of Public Accounts audit detailed in the “Legal Proceedings” section of this filing. The Company did not incur a similar expense in the current quarter, leading to a significant reduction in SG&A as compared to the prior year. The remainder of the SG&A decrease, an additional $222,992 compared to the prior year, was achieved primarily through our continued efforts to reduce expenses at all levels, including store-level operating expenses and corporate overhead.

Depreciation and Amortization. For the three months ended September 30, 2014, depreciation and amortization expense was $99,893 compared to $87,326 for the same period in 2013, an increase of $12,567, or 14%. This increase was due primarily to new assets put into place to support our jewelry repair business.

Interest Expense. For the three months ended September 30, 2014, interest expense was $89,239, an increase of $22,635 or 34% compared to $66,604 during the same period in 2013. The increase is primarily due to interest the Company began accruing on its trade payable to Elemetal Capital, beginning in the fourth quarter of Fiscal 2013.

Income from Discontinued Operations. The results for the three months ended September 30, 2014, were net income of $166,757 related to the wind-down of operations of the Southern Bullion locations closed in February and April of 2014, compared to a net loss of $568,673 for these locations in the same quarter of 2013. For the three months ended September 30, 2014, income from discontinued operations includes the reversal of certain expense accruals the Company previously established to cover wind-down expenses, as well as state and local tax benefits received as the Company exits certain geographies.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Sales. Sales decreased by $13,681,924, or 21%, during the nine months ended September 30, 2014, to $52,622,968, as compared to $66,304,892 during the same period in 2013. Significant decreases in both bullion and scrap sales were the primary cause of the decrease, resulting from the drop in gold prices discussed above. This decrease was partially offset by strong jewelry sales, compared to the same period in 2013.

Gross Margin. For the nine months ended September 30, 2014, gross margins decreased by $417,348, or 4% to $9,355,260, as compared to $9,772,608 during the same period in 2013, due to lower sales. Gross margin as a percentage of revenue increased to 17.8% for the nine months ended September 30, 2014, compared to 14.7% for the same period in the prior year. The increase in gross margin as a percentage of sales was the result of the increase in high-margin jewelry sales and the decrease in lower margin bullion sales.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2014, SG&A expenses decreased by $722,129 or 7.0%, to $9,632,784, as compared to $10,354,913 during the same period in 2013. As noted above, during the third quarter of 2013, the Company accrued $650,000 toward the final settlement of the Texas State Comptroller of Public Accounts audit detailed in the “Legal Proceedings” section of this filing. The Company did not incur a similar expense in the current year, leading to a significant reduction in SG&A as compared to the prior year. In addition to this savings, the Company was able to completely offset incremental operating expenses related to two stores that had not yet opened during the first half of 2013, through its continued efforts to reduce expenses at all levels, including store-level operating expenses and corporate overhead.

Depreciation and Amortization. For the nine months ended September 30, 2014, depreciation and amortization expense was $288,600 compared to $269,113 for the same period in 2013, an increase of $19,487, or 7%. This slight increase was due primarily to the move to our new corporate offices in April of 2013, as well as to new assets put into place to support our jewelry repair business.

Interest Expense. For the nine months ended September 30, 2014, interest expense was $258,383, an increase of $87,817, or 51%, compared to $170,566 during the same period in 2013. The increase is primarily due to interest the Company began accruing on its trade payable to Elemetal Capital, beginning in the fourth quarter of Fiscal 2013.

Loss from Discontinued Operations. The results for the nine months ended September 30, 2014, were a net loss of $3,985,827 related to operations of the Southern Bullion locations closed in February and April of 2014, compared to a net loss of $1,057,523 for these locations in the same period of 2013. Discontinued operations for the nine months ended September 30, 2014, include store operations through April 17, 2014, ongoing expenses for key Southern Bullion personnel involved in winding down the business, and expenses related to cancellation of leases and other contracts. Discontinued operations also includes the write-off of the $2.9 million intangible asset attributed to the “Southern Bullion Coin & Jewelry” trade name, and the write-off of approximately $296,000 related to the net book value of fixed assets previously utilized in Southern Bullion operations. The Company believes it has now recognized all material expenses related to the closure of Southern Bullion operations.

Liquidity and Capital Resources

During the nine months ended September 30, 2014 and 2013, cash flows provided by (used in) continuing operating activities totaled ($1,834,364) and $5,666, respectively. The use of cash in continuing operating activities for the nine months ended September 30, 2014, was a result of losses from continuing operations of $809,803, an $864,725 decrease in customer deposits and other liabilities, as well as a $744,372 decrease in accounts payable and accrued expenses.

During the nine months ended September 30, 2014 and 2013, cash flows used in investing activities totaled $141,887 and $619,894, respectively. The use of cash in investing activities during both periods was primarily the result of purchases of property and equipment.

During the nine months ended September 30, 2014 and 2013, cash flows used in financing activities totaled $179,405 and $144,129, respectively. The use of cash in financing activities during both periods was primarily the result of repayment of debt, and payments on capital lease obligations. The increase in cash flows used in financing activities in the current period was primarily due to an $80,000 repayment of the Company’s line of credit with NTR.

During the nine months ended September 30, 2014 and 2013, cash flows provided by (used in) discontinued operations totaled $1,468,784 and ($364,572), respectively. The cash flow provided by discontinued operations in the current period is primarily related to the liquidation of inventory from Southern Bullion.

We expect our capital expenditures to total approximately $250,000 during Fiscal 2014. These expenditures are expected to be related to upgrades and repairs of existing facilities, the purchase of additional jewelry repair equipment, and the re-launch of our website. As of September 30, 2014, there were no commitments outstanding for capital expenditures.

In the event of significant growth in retail and/or wholesale jewelry sales, our demand for additional working capital will increase due to a related need to stock additional jewelry inventory and increases in wholesale accounts receivable. Historically, vendors have offered us extended payment terms to finance the need for jewelry inventory growth and our management believes that they will continue to do so in the future.

Our ability to finance our operations and working capital needs are dependent upon management’s ability to negotiate extended terms or refinance its debt. We have historically renewed, extended or replaced short-term debt as it matures and management believes that we will be able to continue to do so in the near future.

From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes that if additional working capital is required, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted in order to meet unforeseen working capital requirements.

On July 19, 2012, we entered into the Loan Agreement with NTR, an affiliate of DGSE’s majority stockholder Elemetal, pursuant to which NTR, agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and have been completely amortized as of the current quarter. On February 25, 2014, DGSE and NTR entered into a one-year extension of the Loan Agreement, extending the termination date to August 1, 2015. All other terms of the agreement remain the same. As of September 30, 2014 and December 31, 2013, we had outstanding balances of $2,303,359 and $2,383,359, respectively, drawn on the NTR credit facility. As of August 1, 2014, the NTR credit facility has been reclassified as a current liability. We currently expect to renew or replace the credit facility in advance of its termination on August 1, 2015.

On July 15, 2014, we received final notice from the Tax Division of the Comptroller (the “Tax Division”) of its consent to the negotiated Payment Agreement (the “Payment Agreement”) to pay amounts due by the Company under the Comptroller’s final decision in connection with the 2010 Sale Tax Audit (the “Decision”), as more fully discussed in our Current Report of Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2014. The Decision dismissed our Petition for Redetermination and concluded the 2010 Sales Tax Audit based on an agreement between the Tax Division and us, whereby we have agreed to pay: (i) tax due of $800,397; (ii) a 10% penalty; and (iii) interest. The total amount due as of May 29, 2014 was approximately $1.1 million. Pursuant to the terms of the Payment Agreement, we will pay the agreed amount provided in the Decision over an 18-month period, beginning with an initial payment of $325,000, followed by monthly payments of $47,000 until all agreed tax amounts, penalty and accrued interest are paid. Interest will continue to accrue on the outstanding tax due, until all amounts are paid. In the quarter ended June 30, 2014, we recognized an additional accrual of $104,958, bringing the total accrual in this matter to $1,129,958, which is expected to cover all tax, penalty and interest through the term of the Payment Agreement.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Based upon the evaluation required by Section 13a-15(b) of the Securities Exchange Act of 1934, as amended, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, as of September 30, 2014, were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In the nine months ended September 30, 2014, we settled a civil suit filed in the County Court for Dallas County, Texas, Cause No. CC-13-02999-C entitled Joseph C. Osterman, T.G. Herron, and, Jean K. Herron, Plaintiffs, vs. DGSE Companies, Inc. d/b/a Dallas Gold & Silver Exchange, Defendants. The complaint alleged amounts owed and due to the plaintiffs by DGSE in relation to a variety of promissory notes allegedly issued between 2001 and 2006 by DGSE. Pursuant to a confidential settlement agreement effective February 1, 2014, which admits no liability on our part, we resolved all claims with plaintiff Osterman to the parties’ mutual satisfaction. Pursuant to a settlement agreement effective October 22, 2014, which admits no liability on our part, we resolved all claims with plaintiffs Herron to the parties’ mutual satisfaction. We recognized $120,000 in expense in the quarter ended September 30, 2014, related to the Herron settlement.

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

On July 15, 2014, we received final notice from the Tax Division of the Comptroller (the “Tax Division”) of its consent to the negotiated Payment Agreement (the “Payment Agreement”) to pay amounts due by the Company under the Comptroller’s final decision in connection with the 2010 Sale Tax Audit (the “Decision”), as more fully discussed in our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2014. The Decision dismissed our Petition for Redetermination and concluded the 2010 Sales Tax Audit based on an agreement between the Tax Division and us, whereby we have agreed to pay: (i) tax due of $800,397; (ii) a 10% penalty; and (iii) interest. The total amount due as of May 29, 2014 was approximately $1.1 million. Pursuant to the terms of the Payment Agreement, we will pay the agreed amount provided in the Decision over an 18-month period, beginning with an initial payment of $325,000, followed by monthly payments of $47,000 until all agreed tax amounts, penalty and accrued interest are paid. Interest will continue to accrue on the outstanding tax due, until all amounts are paid. In the quarter ended June 30, 2014, we recognized an additional accrual of $104,958, bringing its total accrual in this matter to $1,129,958, which is expected to cover all tax, penalty and interest through the term of the Payment Agreement.

For additional information on legal proceedings resolved prior to the quarter ended September 30, 2014, please see Note 9 of the “Notes to Consolidated Financial Statements” section of this filing.

Item 1A. Risk Factors

For a discussion of the risk factors applicable to our business, financial condition or results of operations, please see the section entitled “Risk Factors” in our Fiscal 2013 10-K. There have been no material changes in our risk factors from those disclosed in our Fiscal 2013 10-K, other than settlements with the Tax Division and SEC, as disclosed in Note 9 of the “Notes to Consolidated Financial Statements” section of this filing. The risk factors disclosed in our Fiscal 2013 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate		X	S-4	January 6, 2007	4.1

10.1	Payment Agreement		X	8-K	July 17, 2014	10.1

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by James D. Clem	X

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James D. Clem	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	X

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

___________________________

*	The XBRL-related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates such information by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE COMPANIES, INC.
(Registrant)

Date: November 13, 2014	By:	/s/ JAMES D. CLEM
James D. Clem
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014		/s/ C. BRETT BURFORD
C. Brett Burford
Chief Financial Officer (Principal Financial Officer)

