Form 10-K
period 2014-12-31
DGSE COMPANIES INC
filed 2015-03-26
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

☐ Yes          ☑ No

As of June 30, 2014, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price at which the common equity was last sold on the NYSE MKT Exchange (the “Exchange”) was $7,355,657.

As of the close of business on March 25, 2015, there were 12,253,846 shares of DGSE Companies, Inc. common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

PART I

Unless the context indicates otherwise, references to "we", "us", "our", "the Company" and "DGSE" refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (this “Form 10-K”), including but not limited to the section of this Form 10-K entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS.

Overview

We were originally formed as a corporation in the State of Nevada on September 16, 1965 under the name “Canyon State Mining Corporation of Nevada.” After several name changes through the years, in 2005 we changed our name to DGSE Companies, Inc. Our principal executive offices are located at 15850 Dallas Parkway, Suite 140, Dallas, Texas 75248. Our telephone number is 972-587-4049. Our primary commercial internet addresses are www.DGSE.com and www.CGDEinc.com, and we also maintain www.DGSECompanies.com primarily as a corporate information and investor relations website. We hold registered trademarks for the company name “Dallas Gold & Silver Exchange” and the corresponding logo.

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

Customer Types

Retail

As of the end of the fiscal year ended December 31, 2014 (“Fiscal 2014”), our products and services were marketed through 12 retail locations in Illinois, South Carolina, and Texas. During Fiscal 2014, we closed our Southern Bullion Coin & Jewelry (“Southern Bullion”) operations, which included locations in Alabama, Florida, Georgia, and Tennessee. Subsequent to the end of Fiscal 2014, we have closed two locations in the Dallas-Fort Worth (“DFW”) area, as part of our reconfiguration of that market. Our retail locations operate under a variety of banners, including Charleston Gold & Diamond Exchange, Chicago Gold & Diamond Exchange (formerly Bullion Express), and Dallas Gold & Silver Exchange, and are supported by websites at www.CGDEinc.com and www.DGSE.com.

Our retail footprint has evolved significantly in recent years, growing and contracting largely in line with changes in the precious metals market. In 2011, as we acquired Southern Bullion, precious metal prices hit all-time highs, but by 2012 the markets had softened significantly. In the year ended December 31, 2013 (“Fiscal 2013”), the precious metals market experienced a significant downturn, as evidenced by a nearly 30% decrease in the price of an ounce of gold, as measured by London PM Fix, between January 1 and December 31, 2013. While prices were more stable in 2014, they remained well below levels reached in 2011. This downturn significantly changed the economics of our business, and led us to further evaluate the number and locations of retail stores, resulting in the closure of all Southern Bullion locations in the first half of Fiscal 2014.

As noted above, in early 2015 we also made the decision to close two of our DFW stores. Notwithstanding a significant uptick in precious metals pricing, we do not expect to open incremental retail locations in the next 12 months. However, we have recently embarked on a project to reconfigure our retail presence in DFW, which we expect will result in DGSE having fewer, but larger stores in the area. Towards that end, we have now signed a lease on a new 4,400 square foot retail space in Euless, Texas, which will replace at least three much smaller locations in the western part of DFW. We are actively searching for larger, high-profile spaces in the eastern part of DFW to consolidate some of our other locations in that area.

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

We also maintain jewelry repair centers in three of our locations and accept repair, polishing and service orders through all of our retail locations.

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

Bullion products are purchased and sold based on current market pricing for precious metals. This bullion inventory is subject to market value changes created by the underlying commodity markets. We periodically enter into futures contracts and utilize offsetting customer orders in order to hedge our exposure against changes in market prices. While we believe that we have effectively managed the commodity risk associated with our bullion activity, there are several national and international factors which are out of our control but may affect margins, customer demand and transactional volume in our bullion business. These factors include but are not limited to: Federal Reserve policies, inflation rates, global economic uncertainty, governmental and private mint supply and other factors.

Elemetal, LLC (“Elemetal”) is our principal supplier of bullion products. Several other bullion wholesalers compete for our business on a regular basis.

Rare Coins, Currency and Collectibles

We buy and sell most numismatic items, including rare coins, currency, medals, tokens and other collectibles. The majority of our rare coin, currency and collectible revenue is derived from individual customers selling their collections to us. We then consolidate these collections and resell them through our retail activities, on the wholesale market through national trade shows, through in-person and telephonic sales calls, and on industry trade websites.

Scrap

Individual and wholesale customers sell their unwanted jewelry and other precious metals items to us at all of our retail locations. After we have purchased these valuables, they are processed at a centralized clearing house, where expert jewelers, gemologists and watchmakers sort items into three main resale categories: Retail Appropriate, Wholesale Appropriate and Refiner Appropriate. Those items deemed appropriate for resale at one of our retail locations are cleaned, serviced and repaired by our experienced jewelers so that they are in a like-new condition. The vast majority of these items are then individually tagged, placed on our e-commerce websites and sent to one of our retail locations for future retail sales. Other items that are not appropriate for our retail locations are grouped into wholesale lots and liquidated at national trade shows or through in-person dealer to dealer transactions. Items that are not appropriate for either retail or wholesale purposes are sent to the refiner and refined into bullion, which is typically sold to the refiner.

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

Through a series of transactions beginning in 2010, NTR became the largest shareholder of our Common Stock. In April 2012 NTR announced its merger with OPM, the largest American-owned refiner of “good delivery” gold and silver. The combined company was originally called Global Metals Holdings, and has since been rechristened Elemetal. In January 2013 NTR announced it would contribute 4,393,142 of its shares of our Common Stock to Elemetal, in exchange for ownership units in Elemetal. NTR also agreed to contribute its option to buy 5,000,000 additional shares of DGSE.

In addition to being our largest shareholder, Elemetal is our primary supplier for bullion products and is our primary refiner of recyclable precious metal. These and other transactions with Elemetal are more fully described in Note 13 to our consolidated financial statements, Related Party Transactions.

Sales and Marketing

In Fiscal 2014, our advertising activities continued to rely on local television, radio, print, and digital media. Marketing activities centered on each of the major business categories, emphasizing our broad array of products, expertise, and price advantages compared to our local and regional competition. In Fiscal 2014, we spent $2,276,603 on advertising and marketing in our continuing operations, a 10% year-over-year increase. Our advertising and marketing spending represents costs for traditional and digital media, in-store displays, brochures and informational pamphlets, production fees, and other related items.

In 2015 we intend for our digital presence to be a substantially more important part of our marketing strategy. As digital commerce platforms continue double-digit growth, we are preparing to re-launch our website to include what we believe will be a state-of-the-art e-commerce platform. While we had originally intended to re-launch in late 2014, due to unforeseen delays, we are now planning to go live in the first half of 2015. We expect our updated web platform to unify our broad array of inventory across every store and allow for online ordering and in-store pickup of items. The website is also being designed to adapt to a variety of platforms for optimized viewing across a multitude of digital devices. We believe this enhanced web platform will also allow for personalization of the shopping experience, including recommending inventory, and will deliver a seamless digital experience for product research, purchase, and social sharing. Additionally, we anticipate that digital media and marketing will play an increasingly larger role in our overall advertising mix. We anticipate that social interaction and engagement, email marketing programs, and expert video tutorials will provide a stronger connection to our jewelry, bullion, and rare coin customers.

Seasonality

The retail and wholesale jewelry business is seasonal. We realized 35% and 34% of our annual jewelry sales in the fourth quarters of Fiscal 2014 and Fiscal 2013, respectively.

While our bullion, scrap and rare coin businesses are not as seasonal, we believe they are directly impacted by several national and international factors which are out of our control. These factors may affect margins, customer demand and transactional volume in our bullion and rare coin business. These factors include but are not limited to: U.S. Federal Reserve policies, inflation rates, global economic uncertainty, governmental and private mint supply and other factors.

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

We compete in these industries by taking advantage of core competencies in the following areas:

•	Pricing – We believe we offer competitive or industry leading price points across all of our product lines.
•	Selection – We offer a wide variety of inventory in each one of our product lines. We believe this diverse selection allows us to market to the widest variety of potential clients while immediately delivering items that competitors may have to back order.
•	Brick and Mortar Locations – We seek retail locations that simultaneously meet our client’s geographical needs while also providing a safe and attractive location to conduct business.
•	Web Portals – Our websites allow clients who are located both inside and outside of our brick and mortar footprint to conduct business with us in an efficient and cost effective manner.
•	Staff – We employ a staff of experts with many years of experience in their respective fields, such as jewelry, diamonds, premium and vintage watches, bullion and numismatic coins. We believe that when coupled with our corporate training programs, management structure and incentives for continuing education, our client facing sales associates are among the nation’s best.
•	Brand – We have spent millions of dollars over the several decades advertising our brands and have spent countless hours reinforcing that marketing message with our clients on an individual basis. As a result, we believe that current and prospective clients place a significant amount of trust in our brands. Additionally, we believe that consumers have additional confidence in our brands as a result of our public company status.
•	Market Maker –While many of our competitors limit their participation to either buying or selling in certain markets, we both buy and sell at a retail level across all of our product lines and in all markets, creating a unique service for our retail customers. Our model makes it easy for a customer to upgrade to a higher quality watch, diamond or jewelry item from one they already own, to move a precious metal investment easily into a different metal, or to receive cash for an unused or unwanted item.

Employees

As of December 31, 2014, we employed 82 individuals, 79 of whom were full time employees. None of our employees are represented by a labor union and we believe that our current relations with employees are good. Our management follows the policy of keeping employees informed of decisions and encourages and implements employee suggestions whenever practicable.

Available Information

Our primary commercial websites are located at www.DGSE.com and www.CGDEinc.com. Through the “DGSE Companies” section of these websites, as well as through www.DGSECompanies.com, we make available free of charge all of our filings with the Securities and Exchange Commission (“SEC”) and press releases. In addition, a complete copy of our Business Conduct and Ethics Policy, our Related Person Transactions Policy, our Whistleblower Policy and charters for our Audit Committee, our Compliance, Governance and Nominating Committee, and our Compensation Committee are available through www.DGSECompanies.com, as well as information on how to communicate with our Board of Directors (our “Board”).

Discontinued Operations

In February 2014, we elected to discontinue the operations of six of our Southern Bullion locations and in April 2014, we elected to discontinue the operations of the 17 remaining Southern Bullion locations, due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The significant change in the precious metals market in 2013, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. As a result, during 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations for Fiscal 2013 and Fiscal 2014.

Research & Development

We do not actively engage in research and development activities. As a result, we did not expend any amounts in Fiscal 2014 and Fiscal 2013 on research and development.

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

In Fiscal 2014 we came to an agreed settlement with the SEC, stemming from an investigation of accounting irregularities. As part of this settlement we agreed to a series of corporate governance reforms, which are to be independently verified in Fiscal 2015. If we are unable to fully implement the corporate governance reforms, we could face additional enforcement actions by the SEC or other governmental or regulatory bodies, as well as additional shareholder lawsuits, all of which could have significant negative financial or operational implications.

On April 16, 2012, we filed a Current Report on Form 8-K disclosing that our Board had determined the existence of certain accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”). We brought the Accounting Irregularities to the attention of the SEC in a letter dated April 16, 2012. On June 18, 2012, we received written notice that the SEC had initiated a private investigation into the Accounting Irregularities, to determine whether any persons or entities had engaged in any possible violations of the federal securities laws. On June 2, 2014, we received notice of the entry of an agreed final judgment by the Honorable Judge Jane Boyle (the “Agreed Final Judgment”) in Civil Action No. 3:14-cv-01909-B, entitled Securities and Exchange Commission v. DGSE Companies Inc., et. al., filed on May 27, 2014 in Federal District Court for the Northern District of Texas (the “Civil Action”). We consented to the Agreed Final Judgment prior to the filing of the Civil Action by the SEC. The Agreed Final Judgment was entered in connection with the conclusion of the investigation against DGSE by the SEC regarding the Accounting Irregularities.

In connection with the Agreed Final Judgment and as remedial measures in connection with the Accounting Irregularities, we have agreed to undertake certain corporate governance reforms, many of which are already completed or in process (the “Corporate Governance Reforms”). The Corporate Governance Reforms include the appointment of two new independent directors to the Board, establishing the position of a Lead Independent Director on the Board and establishing reasonable term limits for members of the Board, among other reforms. We have further agreed to engage a consultant satisfactory to the SEC to confirm implementation of the Corporate Governance Reforms. If we are unable to fully implement the Corporate Governance Reforms, or if the independent consultant does not fully confirm our implementation, we may be the subject of additional enforcement actions and further lawsuits, which could be debilitating. The costs of such investigations and of defending lawsuits could be significant and could exceed the amount of any available insurance coverage we have, and we may not have sufficient resources in the future to satisfy such costs. These matters may continue for some time, and we have no way of anticipating when or how they may be resolved. As a result of the recent investigation and settlement, as well as any future investigations or lawsuits, we could face loss of reputation, decline in confidence from investors, fall in the market price for our shares, inability to acquire capital and failure to continue as a going concern.

The Loan Agreement with NTR is collateralized by a general security interest in our assets. If we were to default under the terms of the credit facility, NTR would have the right to foreclose on our assets.

In 2012 we entered into that certain Loan Agreement, dated July 19, 2012, by and between NTR and us (the “Loan Agreement”), pursuant to which NTR agreed to provide us a guidance line of revolving credit in an amount up to $7,500,000. In connection with the Loan Agreement, we granted a security interest in the securities and the respective personal property of each of our subsidiaries. If we were to default under the terms and conditions of the Loan Agreement, NTR would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017. As of December 31, 2014, the outstanding balance under the Loan Agreement was $2,303,359.

The voting power in our company is substantially controlled by a small number of stockholders, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to our stockholders.

Elemetal, including its affiliate NTR, is our largest shareholder. Elemetal owns 4,695,042 shares of our Common Stock, representing 38.3% of our total outstanding shares of Common Stock. Consequently, Elemetal is in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of our Board and any action requiring the approval of shareholders, including any amendments to our governing documents, mergers or sales of all or substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and make some transactions more difficult or impossible without the support of Elemetal. These transactions might include proxy contests, tender offers, mergers or other purchases of Common Stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our Common Stock.

We have resolved a sales tax dispute with the State of Texas, but there is no guarantee that we will be able to fulfill all terms of the resulting payment agreement.

The Comptroller of Public Accounts of the State of Texas (the “Texas Comptroller”) asserted in December 2010 that we owed approximately $4.4 million in unpaid sales and use taxes tax for the period from March 1, 2006 through November 30, 2009 (the “Sales Tax Deficiency”), plus penalty of approximately $440,000 and accrued interest, as of December 17, 2010, of approximately $600,000. We submitted a request for redetermination to the Texas Comptroller by letter dated January 13, 2011. By letter dated August 25, 2011, the Texas Comptroller stated that our request for a redetermination hearing had been granted. On July 15, 2014, we received final notice from the Texas Comptroller of its consent to the negotiated payment agreement (the “Payment Agreement”) to pay amounts due by us under the Texas Comptroller’s final decision in connection with the 2010 Sale Tax Audit (the “Decision”), as more fully discussed in our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2014.

The Decision dismissed our Petition for Redetermination and concluded the 2010 Sales Tax Audit based on an agreement between the Texas Comptroller and DGSE, whereby we have agreed to pay: (i) tax due of $800,397; (ii) a 10% penalty; and (iii) interest. The total amount due as of the date of the Payment Agreement was approximately $1.1 million. Pursuant to the terms of the Payment Agreement, we paid an initial payment of $325,000 in July 2014, and in August 2014 began making monthly payments of $47,000, which will continue for an 18-month period, until all agreed tax amounts, penalty and accrued interest due under the Decision are paid. Interest will continue to accrue on the outstanding tax due, until all amounts are paid.

In Fiscal 2014 we recognized an expense of $104,958, to bring the total accrual in this matter to the approximately $1.1 million due, which is expected to cover all tax, penalty and interest through the term of the Payment Agreement. As of December 31, 2014 our remaining obligation under the Payment Agreement is $569,958.

There is no guarantee that we will have the liquidity to fulfill the terms of the Payment Agreement. If we were unable to make all payments required by the Payment Agreement, we could face additional interest or penalties from the Texas Comptroller, or other punitive actions, up to and including seizure of our assets or forfeiture of our Texas sales tax permit, which could negatively affect our profitability, business operations, reputation and investor confidence.

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

We rely on our information systems to manage and operate our stores and business. This includes our phone system, website, point of sale application, accounting package and other systems. Each store is part of an information network that permits us to maintain adequate cash inventory, reconcile cash balances daily and report revenues and expenses in a timely manner. Any disruption in the availability of our information systems could adversely affect our operation, the ability to serve our customers and our results of operations.

Our success depends on our ability to attract, retain and motivate management and other skilled employees.

Our future success and growth depend on the continued services of our key management and employees. The loss of the services of any of these individuals or any other key employee or contractor could materially affect our business. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them. There are a limited number of people with knowledge of, and experience in, our industry. We do not have employment agreements with many of our key employees. We do not maintain life insurance policies on any of our employees. Our loss of key personnel, especially without advance notice, or our inability to hire or retain qualified personnel, could have a material adverse effect on sales and our ability to maintain our technological edge. We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future. In addition, members of our management may be involved in business activities involving our wholly-owned subsidiaries that may distract such members from our day-to-day operations. Such distractions could have a material adverse effect on sales as a result of a failure to respond to market conditions on a timely basis.

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

In addition to the Corporate Governance Reforms, we face corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the Exchange. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. We cannot ensure that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could subject us to investigation and enforcement actions and could materially adversely affect our reputation, financial condition and the value and liquidity of our securities.

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

Fluctuations in the availability and pricing of commodities, particularly gold, which accounts for the majority of our merchandise costs, could adversely impact our earnings and cash availability.

While jewelry manufacturing is a major driver of demand for gold, management believes that the cost of gold is predominantly driven by investment transactions which have resulted in significant changes in its cost over the past decade. Our cost of merchandise and potentially our earnings may be adversely impacted by investment market considerations that cause the price of gold to significantly increase or decrease.

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

The conflict mineral diligence process, the results from that process and the related reporting obligations could increase costs, adversely affect our reputation and adversely affect our ability to obtain merchandise.

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while our management believes that the rules only cover less than 1% of annual worldwide gold production (based upon current estimates), the final rules require certain jewelry retailers and manufacturers that file with the SEC to exercise reasonable due diligence in determining the country of origin of the statutorily designated minerals that are used in products sold by us. Jewelry retailers or manufacturers who meet certain criteria were required to file certain reports with SEC beginning in May 2014, disclosing their due diligence measures related to country of origin, the results of those activities, and related determinations. In conjunction with legal counsel, we have determined that we do not have sufficient control over manufacturing of any of our products to be included in the group of companies required to provide conflict minerals disclosure and reporting.

If our sourcing processes should change or if there is a determination that our current practices should be covered by the conflict minerals reporting and disclosure guidelines, we would need to implement significant additional measures to comply with these rules. We cannot be certain of the costs that might be associated with such regulatory compliance. The final rules also cover tungsten, which is contained in a small portion of items that are sold by us. Other minerals, such as diamonds, could be added to those currently covered by these rules. We may incur reputational risks with customers and other stakeholders if, due to the complexity of the global supply chain, we are unable to sufficiently verify the origin for the relevant metals. Also, if the responses of parts of our supply chain to the verification requests were adverse, it could harm our ability to obtain merchandise and add to compliance costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We own a 20,456 square foot facility at 11311 Reeder Road, Dallas, Texas, which houses our largest retail operation. The land and buildings are subject to a mortgage maturing in August 2016, with a principal balance outstanding of $1,720,525 as of December 31, 2014.

In April 2013 we moved our principal corporate offices to office space at 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal and also serves as their headquarters. We lease space in the building subject to a lease that will expire in December 2015.

In November 2013 we signed an agreement to lease a portion of our Reeder Road facility to a third party, beginning in January 2014. Under the terms of the five-year agreement, we will receive $5,000 per month in base rent initially, increasing to $7,500 per month after 24 months. The lessee will also be required to pay additional rent based on revenue it generates using the facility. Under certain conditions we have the right to terminate the agreement after 24 months.

We also lease various properties across the three markets in which we currently operate. These leases have a wide variety of terms, rents and expiration dates. We are constantly evaluating each of our locations in terms of profitability, effectiveness and fit with long-term strategy. During Fiscal 2013 we opened three new stores in existing markets and closed two unprofitable locations. As noted above, during Fiscal 2014 we discontinued operations of all of our Southern Bullion locations, resulting in the closing of 23 stores. Subsequent to the end of Fiscal 2014 we have closed two stores in the DFW market, as part of an initiative to move toward fewer, but larger retail locations. As part of this same initiative, we have now also signed a lease on a new, larger retail space in Euless, Texas, which we will use to consolidate several of our smaller stores. The following table provides a summary of all materially significant locations out of which we and our subsidiaries operate as of the date of this report.

				Square
Location	State	Use	Rent/Own	Footage	Comments
Allen	TX	Dallas Gold & Silver	Rent	1,325
Arlington	TX	Dallas Gold & Silver	Rent	2,824
Dallas	TX	Dallas Gold & Silver	Rent	3,338
Dallas	TX	Dallas Gold & Silver	Rent	2,100
Euless	TX	Dallas Gold & Silver	Rent	2,158	Moving to new location in 2015
Euless	TX	Dallas Gold & Silver	Rent	4,400	New location opening 2015
Southlake	TX	Dallas Gold & Silver	Rent	1,400
Dallas	TX	Dallas Gold & Silver	Own	20,546
Dallas	TX	Corporate offices	Rent	4,500

Chicago	IL	Chicago Gold & Diamond	Rent	4,234

Mt Pleasant	SC	Charleston Gold & Diamond	Rent	2,678
Summerville	SC	Charleston Gold & Diamond	Rent	5,125

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

On June 2, 2014, we received notice of the entry of an agreed final judgment by the Honorable Judge Jane Boyle (the “Agreed Final Judgment”) in Civil Action No. 3:14-cv-01909-B, entitled Securities and Exchange Commission v. DGSE Companies Inc., et. al., filed on May 27, 2014 in Federal District Court for the Northern District of Texas (the “Civil Action”). We consented to the Agreed Final Judgment prior to the filing of the Civil Action by the SEC. The Agreed Final Judgment was entered in connection with the conclusion of the investigation against us by the SEC regarding the Accounting Irregularities.

In connection with the Agreed Final Judgment and as remedial measures in connection with the Accounting Irregularities, we have agreed to undertake certain corporate governance reforms, many of which are already completed or in process (the “Corporate Governance Reforms”). The Corporate Governance Reforms include the appointment of two new independent directors to the Board, establishing the position of a Lead Independent Director on the Board and establishing reasonable term limits for members of the Board, among other reforms. We have further agreed to engage a consultant satisfactory to the SEC to confirm implementation of the Corporate Governance Reforms. The Agreed Final Judgment did not require the payment of any civil damages by us in connection with the Accounting Irregularities.

In Fiscal 2014, we settled a civil suit filed in the County Court for Dallas County, Texas, on May 21, 2013, Cause No. CC-13-02999-C entitled Joseph C. Osterman, T.G. Herron, and, Jean K. Herron, Plaintiffs, vs. DGSE Companies, Inc. d/b/a Dallas Gold & Silver Exchange, Defendants. The complaint alleged amounts owed and due to the plaintiffs by DGSE in relation to a variety of promissory notes allegedly issued between 2001 and 2006 by DGSE. Pursuant to a confidential settlement agreement effective February 1, 2014, which admits no liability on the part of the defendant, we resolved all claims with plaintiff Osterman to the parties’ mutual satisfaction. Pursuant to a settlement agreement effective October 22, 2014, which admits no liability on our part, we resolved all claims with plaintiffs Herron to the parties’ mutual satisfaction. We recognized $83,000 in Fiscal 2013 and $120,000 in Fiscal 2014 related to these settlements.

Beginning in 2010, the Texas Comptroller conducted a sales and use tax audit of our operations in Texas with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that DGSE owed an amount of tax due, plus penalties and interest (the “2010 Sale Tax Audit”). We submitted a request for redetermination to the Texas Comptroller by letter dated January 13, 2011. By letter dated August 25, 2011, the Texas Comptroller stated that our request for a redetermination hearing had been granted.

On July 15, 2014, we received final notice from the Texas Comptroller of its consent to the negotiated payment agreement (the “Payment Agreement”) to pay amounts due by us under the Texas Comptroller’s final decision in connection with the 2010 Sale Tax Audit (the “Decision”), as more fully discussed in our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2014. The Decision dismissed our Petition for Redetermination and concluded the 2010 Sales Tax Audit based on an agreement between the Texas Comptroller and DGSE, whereby we have agreed to pay: (i) tax due of $800,397; (ii) a 10% penalty; and (iii) interest. The total amount due as of the date of the Payment Agreement was approximately $1.1 million. Pursuant to the terms of the Payment Agreement, we paid an initial payment of $325,000 in July 2014, and in August 2014 began making monthly payments of $47,000, which will continue for an 18-month period, until all agreed tax amounts, penalty and accrued interest due under the Decision are paid. Interest will continue to accrue on the outstanding tax due, until all amounts are paid.

In Fiscal 2014 we recognized an additional expense of $104,958, to bring the total accrual in this matter to the approximately $1.1 million due, which is expected to cover all tax, penalty and interest through the term of the Payment Agreement. As of December 31, 2014 our remaining obligation under the Payment Agreement is $569,958.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NYSE MKT (the “Exchange”), under the symbol “DGSE”. As of March 25, 2015, we had 460 record holders of our Common Stock.

The following table sets forth for the periods indicated, the per share high and low sales prices for our Common Stock as reported on the Exchange. We have not declared any dividends with respect to our Common Stock. We intend to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of Common Stock in the foreseeable future.

	2014		2013
	High	Low	High	Low

First	$2.60	$1.97	$6.47	$5.09
Second	$2.87	$1.45	$5.68	$2.95
Third	$1.85	$1.25	$3.43	$2.15
Fourth	$1.67	$1.03	$3.00	$2.03

Securities authorized for issuance under equity compensation plans.

On June 21, 2004, our shareholders approved the adoption of the 2004 Stock Option Plan (the “2004 Plan”) which reserved 1,700,000 shares of our Common Stock for issuance upon exercise of options to purchase our Common Stock.  We granted options to purchase an aggregate of 1,459,634 shares of our Common Stock under the 2004 Plan to certain of our officers, directors, key employees and certain other individuals who provided us with goods and services.  Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our Common Stock on the date of grant, as determined by the closing bid price for our Common Stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Plan, as of December 31, 2014, 845,634 have been exercised, 594,000 have expired, and 20,000 remain outstanding.  We have determined to not make any further issuances pursuant to the 2004 Plan.

On June 27, 2006, our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”), which reserved 750,000 shares for issuance upon exercise of options to purchase our Common Stock or other stock awards. We subsequently granted options to purchase 150,000 shares of our Common Stock pursuant to the 2006 Plan, of which 100,000 have been exercised, 40,000 have expired, and 10,000 remain outstanding.

In January 2014 we granted 112,000 Restricted Stock Units (“RSUs”) to management and key employees, subject to the 2006 Plan. Under the terms of the RSU Award Agreements from January 2014, 25% of these RSUs vested immediately, with the remaining 75% to vest ratably over the next three years, pending the each recipient’s continued employment by DGSE. On September 24, 2014, the Board awarded the three independent directors a total of 42,600 RSUs as compensation for their Board service. 100% of these RSUs will vest as of the earlier of the one year anniversary of their award, or on the day prior to DGSE’s 2015 Annual Meeting of Stockholders. On December 10, 2014, the Board awarded DGSE’s Chief Executive Officer, James D. Clem, 75,000 RSUs as part of his compensation package. 100% of these RSUs vested immediately, and pursuant to this vesting, 75,000 shares of DGSE common stock were issued to Mr. Clem on December 18, 2014.

As a result of these grants, as of December 31, 2014, there were 449,400 shares available for future grants under the 2006 Plan.

The following table summarizes options to purchase shares of Common Stock, and Restricted Stock Units (“RSUs”), outstanding as of December 31, 2014:

Plan Category	Column (a): Number of securities to be issued upon exercise of options		Column (b): Weighted average exercise price of outstanding options		Column (c): Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	117,600	(1)	3.46	(2)	449,400
Equity compensation plans not approved by security holders	None		-		None
	117,600		3.46		449,400

(1)	Includes 87,600 RSUs that were not vested as of December 31, 2014.
(2)	Weighted average exercise price does not include 87,600 RSUs issued to employees, management and directors of DGSE as incentive compensation for their continued services. Pursuant to the terms of individual Restricted Stock Unit Award Agreements, such RSUs will vest over time, contingent upon the continued service to DGSE by the recipient. Each vested RSU may be converted into one share of common stock, par value $0.01, of DGSE without additional consideration (other than such conversion and reduction in the number of RSUs held).

ITEM 6.	SELECTED FINANCIAL DATA.

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

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Statements

This Form 10-K, including but not limited to this Item 7, information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Overview of Fiscal 2014

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing, with the greatest impact relating to gold. Following a turbulent Fiscal 2013, Fiscal 2014 produced much more stability in gold pricing, albeit at significantly lower prices than were seen between 2010 and 2012. Despite this generally stable pricing, overall demand for gold in 2014 dropped 4% by weight, according to the World Gold Council (the “WGC”), and the U.S. demand for physical gold in the form of bullion bars and coins was down by 31% by weight, and 39% by dollar value. The WGC reports that U.S. demand for gold used in jewelry production was a bright spot in the overall market, with an increase of 9% by weight, although with price fluctuations this equated to a slight decrease in the dollar value of gold used in jewelry versus 2013. The market for buying and selling of pre-owned or “scrap” gold remains extremely negative. According to the WGC, the supply of recycled gold was down an additional 11% in 2014, and is now at its lowest point in seven years. Scrap gold purchases have historically been a critical profit engine for all of our locations, and the downturn in this category has had significant impact on our revenue, profitability and long-term growth plans.

The impact of the precious metals market on DGSE mirrors much of what the WGC reports on a macroeconomic level. DGSE bullion sales and scrap purchases continued to deteriorate in Fiscal 2014, while we saw steady growth in our jewelry business. Our Fairchild International wholesale watch business also continued to see strong growth, with a 28% increase in revenue in Fiscal 2014. While the precious metals industry continues to be a challenging environment for DGSE, our focus on growing jewelry, diamond and fine watch sales has been very successful at offsetting reductions in bullion and scrap, and we believe will be a growth and profit engine into the future.

In Fiscal 2014 we successfully resolved all remaining legacy issues that stemmed from the Accounting Irregularities. As discussed in the section entitled “Legal Proceedings,” in Fiscal 2013 we resolved the shareholder and derivative suits stemming from the Accounting Irregularities. In Fiscal 2014 we agreed to a final settlement in the SEC investigation that came out of the Accounting Irregularities, and also reached a settlement with the Texas Comptroller related to a 2010 State of Texas sales tax audit. With the resolution of these issues, we have significantly reduced legal expenses, eliminated management distraction, and removed a material source of uncertainty for our shareholders.

We also initiated a project to completely re-build and re-launch our websites, with the goal of greatly expanding our e-commerce presence and better reaching internet customers.

In Fiscal 2014 we also made the difficult but appropriate decision to discontinue operations of Southern Bullion Coin & Jewelry, which entailed closing 23 stores across the southern United States. The significant change in the precious metals market since 2011 had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. As a result, all locations of Southern Bullion were closed as of April 2014, and the operating results for Southern Bullion have been reclassified as discontinued operations in the consolidated statements of operations presented in this filing.

As noted above, the scrap gold buying model has seen a substantial reduction in recent years, and as a result we continue to adapt our retail strategy to meet the demands of the now-current market. The focus of our marketing and merchandising efforts in Fiscal 2014 was squarely on growing our jewelry, diamond and watch businesses, and we have seen very strong results at most of our locations. We continue to believe that the most successful locations will be those that can sustain our full retail “exchange” model: engaging in both buying and selling of precious metals and related merchandise, while maintaining a robust and diverse inventory across all jewelry categories and providing critical services such as watch and jewelry repair. Those locations that have historically been primarily scrap buying shops simply no longer make economic sense in the current environment. In recent years, DGSE has had many small locations spread across the DFW area in order to provide multiple scrap collection sites. We are now focusing on developing larger, full-service stores, with broad inventory offerings across all categories, while also providing value-added services that help drive retail traffic. Subsequent to the end of 2014, we have closed our two outlying stores in DFW, and have signed a lease on a new larger location in the western part of the area. We will continue to focus on evolving our business across all of our markets, in an effort to drive efficiency across our geographical footprint, and maximize profitability.

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

Impairment of Long-Lived and Amortized Intangible Assets.  We perform impairment evaluations of our long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on our evaluations, no impairment was required as of December 31, 2014 or 2013.

In relation to the 2011 acquisition of Southern Bullion, the excess of purchase price over tangible assets acquired was calculated at approximately $3.4 million. Since the acquisition of Southern Bullion this excess value had been accounted for as an intangible asset with a 15-year life attributed to the “Southern Bullion Coin & Jewelry” trade name. With the closure of all Southern Bullion stores in Fiscal 2014, the unamortized portion of this intangible asset, approximately $2.9 million, was written off as of the quarter ended June 30, 2014. The impact of this write off is captured in the Discontinued Operations section of our current statement of operations.

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

We have a return policy (money-back guarantee).  The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2014 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of December 31, 2014 and 2013, our allowance for returns was $29,814 and $55,124, respectively.

Accounts Receivable. We record trade receivables when revenue is recognized.   When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging.  The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are doubtful of collection are included in the allowance.  These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  As of December 31, 2014 and 2013, our allowance for doubtful accounts was $12,772 and $10,553, respectively.

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

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during Fiscal 2014 and Fiscal 2013, respectively.

Results of Operations

Comparison of the Years ended December 31, 2014 and 2013

Revenues from continuing operations decreased by $16,353,180 or 19% in Fiscal 2014, to $70,742,755, compared to $87,095,935 in the prior year. This decrease was primarily the result of continuing weakness in the bullion and scrap markets, as noted above. Our scrap business has historically been one of our largest revenue and profit drivers, and in Fiscal 2014 that business continued to contract in line with the industry. With the deterioration of the scrap and bullion markets, we focused our advertising and merchandising efforts on our jewelry, watch and diamond businesses, and despite the loss of store traffic due to fewer scrap sellers, we successfully grew our jewelry business in excess of 10% in Fiscal 2014.

Gross margin decreased in Fiscal 2014 by $1,555,624 to $12,651,467 or 17.9% of revenue, compared to $14,207,091 or 16.3% of revenue in the prior year. While gross margin dollars decreased, gross margin as a percent of revenue increased, as high-margin jewelry sales became a greater share of our sales mix, and lower-margin bullion sales became a lower share.

Selling, general and administrative expenses decreased $1,692,248 or 12% in Fiscal 2014, to $12,670,968 compared to $14,363,216 in the prior year. This decrease was driven by a reduction in one-time costs and broad cost reduction efforts across all areas. With the resolution of several outstanding legal matters, as discussed in the Legal Proceeds section of this filing, we experienced significantly lower legal expenses in Fiscal 2014, compared to Fiscal 2013. We also accrued $775,000 in Fiscal 2013, towards the resolution of our 2010 Texas sales tax audit, which created a positive variance in Fiscal 2014. In addition, we were able to reduce operating expenses in a wide variety of areas including freight, insurance, benefits, investor relations, accounting and other professional fees, travel and supplies. In Fiscal 2014 we used some of these savings to increase advertising spending in core markets, by roughly 10% or $205,000.

Depreciation and amortization increased by $29,531 or 8% in Fiscal 2014, to $382,565 compared to $353,034 in Fiscal 2013. This increase was due primarily to new assets put into place to support our jewelry repair business.

Other income increased by $67,493 or 63% in Fiscal 2014, to $174,189 compared to $106,696 in Fiscal 2013. The increase in the current period is primarily due to a one-time re-imbursement of $106,250 from our former Chief Executive and Chairman, Dr. L.S. Smith, related to cash bonuses he received during the period covered by the Accounting Irregularities. Dr. Smith agreed to this payment as part of the resolution of an SEC administrative proceeding instituted against him, related to the Accounting Irregularities. Other income in Fiscal 2013 was primarily the result of a one-time forgiveness of debt by NTR, related to accrued but unpaid interest on the NTR line of credit, in the amount of $100,608.

Interest expense increased by $80,197 or 31% in Fiscal 2014, to $341,382 compared to $261,185 in Fiscal 2013. The increase is primarily due to interest we began accruing on trade payables to Elemetal Capital, beginning in the fourth quarter of Fiscal 2013.

Loss from continuing operations in Fiscal 2014 decreased by $86,141 in Fiscal 2014, to a loss of $634,675 compared to a loss of $720,816 in Fiscal 2013.

Discontinued operations in Fiscal 2014 generated a loss of $3,889,056 related to operations of the Southern Bullion locations closed down in February and April of 2014, compared to a net loss of $1,938,373 for these locations in 2013. For Fiscal 2014, discontinued operations also includes the write-off of the $2.9 million intangible asset attributed to the “Southern Bullion Coin & Jewelry” trade name, as well as the write-off of approximately $296,000 related to the net book value of fixed assets previously utilized in Southern Bullion operations.

We recorded a net loss of $4,523,731 in Fiscal 2014, compared to a net loss of $2,659,189 in Fiscal 2013, an increase in net loss of $1,864,542. The great majority of this loss, $3,889,056, related to the discontinued operations of Southern Bullion in Fiscal 2014, and the non-cash write off of the Southern Bullion intangible asset.

Liquidity and Capital Resources

During Fiscal 2014 and Fiscal 2013, cash (used in) provided by operating activities totaled ($1,580,928) and $2,051,006, respectively, a decrease of $3,631,934. Cash used in operating activities during 2014 was driven largely by a decrease in customer deposits and other liabilities of $1,267,165, related to overall lower demand for bullion, and an increase in trade receivables of $741,406, driven primarily by strong year-end credit card and wholesale sales.

During Fiscal 2014 and Fiscal 2013, cash used in investing activities totaled $155,347 and $486,491, respectively, a decrease of $331,144, or 68%. The cash used in both years was primarily the result of investments in property and equipment.

During Fiscal 2014 and Fiscal 2013, cash used in financing activities totaled $212,685 and $1,385,404, respectively, a decrease of $1,172,719. These cash flows were the result of borrowings and repayments of loans, and payments on capital leases. During Fiscal 2014 and Fiscal 2013, repayments on our related-party line of credit with NTR totaled $80,000 and $1,200,000 respectively.

On July 19, 2012, we entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and all amounts outstanding thereunder will be due and payable (such amounts, the “Obligations”)—upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between us and Texas Capital Bank. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017. All other terms of the agreement remain the same. As of December 31, 2014, the outstanding balance of the NTR loan was $2,303,359.

We expect our capital expenditures to total approximately $750,000 during the next twelve months. These expenditures will be largely driven by the build out of new locations in DFW, upgrades and repairs of existing facilities, and the re-launch of our website. As of December 31, 2014, there were no commitments outstanding for capital expenditures.

On July 15, 2014, we received final notice from the Texas Comptroller of its consent to the Payment Agreement to pay amounts due by us under the Texas Comptroller’s Decision in connection with the 2010 Sale Tax Audit, as more fully discussed in the Legal Proceeding section of this filing. Pursuant to the terms of the Decision, we agreed to pay approximately $1.1 million in taxes, penalties and interest. Pursuant to the terms of the Payment Agreement, we will pay the agreed amount provided in the Decision over an 18-month period, which began with an initial payment of $325,000 in June 2014, followed by monthly payments of $47,000 until all agreed tax amounts, penalty and accrued interest are paid. This expense was fully accrued in Fiscal 2013, but based on the terms of the Payment Agreement, DGSE will make payments of $564,000 to the Texas Comptroller in Fiscal 2015, related to the Decision.

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

In October 2007, we purchased a retail location, with office and storage facilities in Dallas, Texas. In connection with the purchase, we assumed a loan with a remaining principal balance at that time of $2,323,484 and an interest rate of 6.70%. The loan has required monthly payments of $23,281 with a balloon payment of $1,589,522 due on August 1, 2016. As of December 31, 2014, the outstanding balance of the loan was $1,720,525. In November 2013 we signed an agreement to lease a portion of this facility to a third party, beginning in January 2014. Under the terms of the five-year agreement, we will receive $5,000 per month in base rent initially, increasing to $7,500 per month after 24 months. The lessee will also be required to pay additional rent based on revenue it generates using the facility. Under certain conditions, we have the right to terminate the agreement after 24 months.

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

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its assessments, management believes that, as of December 31, 2014, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2014, no changes occurred that our management believes have materially affected, or are likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2015 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2015 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2015 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2015 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2015 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this report

Index to Financial Statements

Note: All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto. The information required by this Item pursuant to Item 601 of Regulation S-K is set forth on the financial statement index and exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE Companies, Inc.

(Registrant)

By:	/s/ James D. Clem	Dated: March 26, 2015
James D. Clem
Chairman of the Board,
Chief Executive Officer,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James D. Clem	Dated: March 26, 2015
James D. Clem
Chairman of the Board,
Chief Executive Officer,
President

By:	/s/ C. Brett Burford	Dated: March 26, 2015
C. Brett Burford
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)

By:	/s/ Bruce A. Quinnell	Dated: March 26, 2015
Director

By:	/s/ Dennis A. McGill	Dated: March 26, 2015
Director

By:	/s/ David S. Rector	Dated: March 26, 2015
Director

26

Index to Exhibits

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.

3.1	Articles of Incorporation dated September 17, 1965		×	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		×	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		×	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		×	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		×	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		×	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		×	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		×	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992	×	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate	×	S-4	January 6, 2007	4.1

10.1	Lock-up Agreement, dated September 11, 2012, by and among DGSE Companies, Inc. and certain shareholders	×	8-K	September 16, 2011	10.2

10.2	Form of Option Grant Agreement	×	8-K	September 16, 2011	10.4

10.3	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders	×	8-K	September 16, 2011	10.5

10.4	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC	×	8-K	September 16, 2011	10.7

10.5	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC	×	8-K	October 28, 2011	10.2

10.6	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC	×	8-K	July 20, 2012	10.1

10.7	Guaranty and Security Agreement, dated July 19, 2012, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC	×	8-K	July 20, 2012	10.2

10.8	Revolving Credit Note granted in favor of NTR Metals, LLC	×	8-K	July 20, 2012	10.3

10.9	First Amendment to Employment Agreement, dated September 25, 2012, by and between DGSE Companies, Inc. and James D. Clem	×	8-K	October 10, 2012	10.1

10.10	Employment Agreement, dated October 29, 2013, by and between the Company and Christopher Brett Burford.	×	8-K	October 30, 2013	10.1

10.11	Amendment to Loan Agreement and Revolving Credit Note, dated February 25, 2014, by and between the Company and NTR	×	8-K	March 5, 2014	10.1

10.12	Office Space Lease, dated January 21, 2013, by and between 15850 Holdings, LLC and the Company	×	10-K	March 27, 2014	10.21

10.13	Separation & Release of Claims Agreement dated April 17, 2014, by and between the Registrant and James J. Vierling	×	8-K	April 21, 2014	10.1

10.14	Payment Agreement, dated July 11, 2014	×	8-K	July 17, 2014	10.1

14.1	Business Conduct & Ethics Policy	×	10-K/A	December 19, 2012	10.1

21.1	Subsidiaries of the Registrant	×	10-K	March 27, 2014	21.1

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by James D. Clem	×

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	×

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James D. Clem	×

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	×

101.INS	XBRL Instance Document	×

101.SCH	XBRL Taxonomy Extension Schema Document	×

101.CAL	XBRL Taxonomy Calculation Linkbase Document	×

101.DEF	XBRL Taxonomy Definition Linkbase Document	×

101.LAB	XBRL Taxonomy Label Linkbase Document	×

101.PRE	XBRL Taxonomy Presentation Linkbase Document	×

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DGSE Companies, Inc.

We have audited the accompanying consolidated balance sheets of DGSE Companies, Inc. and subsidiaries (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 26, 2015

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$2,184,435	$2,637,726
Trade receivables, net of allowances	904,076	162,670
Inventories	11,144,157	9,992,156
Prepaid expenses	104,513	138,600
Assets related to discontinued operations	49,729	3,711,740

Total current assets	14,386,910	16,642,892

Property and equipment, net	4,365,767	4,588,695
Intangible assets, net	27,568	41,353
Other assets	128,356	189,426
Noncurrent assets related to discontinued operations	-	3,441,765

Total assets	$18,908,601	$24,904,131

LIABILITIES
Current Liabilities:
Current maturities of long-term debt	$131,003	$122,536
Current maturities of capital leases	11,529	11,091
Accounts payable-trade	5,831,736	5,535,624
Accrued expenses	1,541,552	1,729,528
Customer deposits and other liabilities	1,082,778	2,349,943
Liabilities related to discontinued operations	303,564	589,899

Total current liabilities	8,902,162	10,338,621

Line of credit, related party	2,303,359	2,383,359
Long-term debt, less current maturities	1,616,237	1,757,827

Total liabilities	12,821,758	14,479,807

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,238,846 and 12,175,584 shares issued and outstanding	122,388	121,755
Additional paid-in capital	34,231,271	34,045,654
Accumulated deficit	(28,266,816)	(23,743,085)
Total stockholders' equity	6,086,843	10,424,324

Total liabilities and stockholders' equity	$18,908,601	$24,904,131

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2014	2013

Revenue:
Sales	$70,742,755	$87,095,935
Cost of goods sold	58,091,288	72,888,844
Gross margin	12,651,467	14,207,091

Expenses:
Selling, general and administrative expenses	12,670,968	14,363,216
Depreciation and amortization	382,565	353,034
	13,053,533	14,716,250

Operating loss	(402,066)	(509,159)

Other expense (income):
Other (income) expense, net	(174,189)	(106,696)
Interest expense	341,382	261,185
	167,193	154,489

Loss from continuing operations before income taxes	(569,259)	(663,648)

Income tax expense	65,416	57,168

Loss from continuing operations	(634,675)	(720,816)

Discontinued operations:
Loss from discontinued operations, net of taxes	(3,889,056)	(1,938,373)

Net loss	$(4,523,731)	$(2,659,189)

Basic net loss per common share:
Loss from continuing operations	$(0.05)	$(0.06)
Loss from discontinued operations	(0.32)	(0.16)
Net loss per share	$(0.37)	$(0.22)

Diluted net loss per common share:
Loss from continuing operations	$(0.05)	$(0.06)
Loss from discontinued operations	(0.32)	(0.16)
Net loss per share	$(0.37)	$(0.22)

Weighted-average number of common shares
Basic	12,216,787	12,175,584
Diluted	12,216,787	12,175,584

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2012	12,175,584	$121,755	$34,045,654	$(21,083,896)	$13,083,513

Net loss				(2,659,189)	(2,659,189)

Balances at December 31, 2013	12,175,584	121,755	34,045,654	(23,743,085)	10,424,324

Stock issued to officers and certain employees	48,000	480	99,520		100,000

Stock issued to officer	75,000	750	85,500		86,250

Forfeiture of stock by former CEO	(59,738)	(597)	597		-

Net loss				(4,523,731)	(4,523,731)

Balances at December 31, 2014	12,238,846	$122,388	$34,231,271	$(28,266,816)	$6,086,843

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$(4,523,731)	$(2,659,189)
Loss from discontinued operations, net of tax	(3,889,056)	(1,938,373)
Loss from continuing operations, net of tax	(634,675)	(720,816)

Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	382,565	353,034
Stock based compensation to employees, officers and directors	148,500	-

Changes in operating assets and liabilities:
Trade receivables, net	(741,406)	379,763
Inventories	372,863	(677,809)
Prepaid expenses	34,087	92,115
Other assets	45,629	(95,057)
Accounts payable and accrued expenses	78,674	2,987,425
Customer deposits and other liabilities	(1,267,165)	(267,649)

Net cash (used in) provided by operating activities of continuing operations	(1,580,928)	2,051,006

Cash Flows From Investing Activities:
Purchases of property and equipment	(155,347)	(486,491)

Net cash used in investing activities of continuing operations	(155,347)	(486,491)

Cash Flows From Financing Activities:
Repayment of debt	(122,536)	(146,949)
Payments on capital lease obligations	(10,149)	(38,455)
Repayment of line of credit with related party	(80,000)	(1,200,000)

Net cash used in financing activities of continuing operations	(212,685)	(1,385,404)

Cash Flows From Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	1,495,669	(601,690)

Net change in cash	(453,291)	(422,579)
Cash, beginning of period	2,637,726	3,060,305
Cash, end of period	$2,184,435	$2,637,726

Supplemental Disclosures:
Cash paid during the period for:
Interest	$295,363	$193,410
Income taxes	$102,189	$119,962

Noncash item:
Transfer of inventory from discontinued operations	$1,524,864	$-
Transfer of equipment from discontinued operations	$83,247	$-
Equipment purchased with capital lease	$-	$58,563

The accompanying notes are an integral part of these consolidated financial statements

DGSE Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Note 1 – Summary of Accounting Policies and Nature of Operations

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations

DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. DGSE operates at both the retail and wholesale level, throughout the United States through its facilities in Illinois, South Carolina, and Texas, and through its various internet sites.

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

Impairment of Long-Lived Assets and Amortized Intangible Assets

The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on the Company’s evaluations no impairment was required as of December 31, 2014 or 2013 for continuing operations.

In relation to the 2011 acquisition of Southern Bullion, the excess of purchase price over tangible assets acquired was calculated at approximately $3.4 million. Since the acquisition of Southern Bullion this excess value had been accounted for as an intangible asset with a 15-year life attributed to the “Southern Bullion Coin & Jewelry” trade name. With the closure of all Southern Bullion stores in the year ended December 31, 2014, the unamortized portion of this intangible asset, approximately $2.9 million, was written off as of the quarter ended June 30, 2014. The impact of this write off is captured in the Discontinued Operations section of our current statement of operations.

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

Advertising Costs

Advertising costs are expensed as incurred, and amounted to $2,276,603 and $2,071,577 for the year ended December 31, 2014 (“Fiscal 2014”) and December 31, 2013 (“Fiscal 2013”), respectively. The Company increased its advertising spending in Fiscal 2014 as it continued to focus its marketing efforts on growing its jewelry, watch and diamond businesses.

Accounts Receivable

The Company records trade receivables when revenue is recognized. When appropriate, the Company will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables.  Those accounts that are doubtful of collection are included in the allowance.  These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to being uncollectible.  Trade receivables are considered delinquent when payment has not been made within contract terms.  As of December 31, 2014 and 2013, DGSE’s allowance for doubtful accounts was $12,772 and $10,553, respectively.

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

The Company accounts for its position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2014 and 2013.

The Company's federal income tax returns for the years subsequent to December 31, 2010 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2010. The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. The Company recognizes accrued interest and penalties resulting from audits by tax authorities in the provision for income taxes in the consolidated statements of operations. During 2014 and 2013, the Company did not incur any federal income tax interest or penalties.

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

The Company has a return policy (money-back guarantee).  The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. DGSE has established an allowance for estimated returns related to Fiscal 2014 sales, which is based on the Company’s review of historical returns experience, and reduces the Company’s reported revenues and cost of sales accordingly. As of December 31, 2014 and 2013, DGSE’s allowance for returns was $29,814 and $55,124, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling general and administrative expenses, and amounted to $91,103 and $141,883, for 2014 and 2013, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense for Fiscal 2014 and Fiscal 2013 amounted to $148,500 and $0 respectively, and includes compensation expense for new stock-based awards granted during Fiscal 2014.

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

Note 2 – Concentration of Credit Risk

The Company maintains cash balances in financial institutions in excess of federally insured limits. Other than Elemetal, LLC (“Elemetal”), the Company has no retail or wholesale customers that account for more than 10% of its revenues. In 2014, 23% of sales and 26% of purchases were transactions with Elemetal, and in 2013 these transactions represented 31% of sales and 37% of purchases. Elemetal accounted for 24% and 88% of the Company’s accounts receivable, as of December 31, 2014 and 2013, respectively.

Note 3 – Inventories

A summary of inventories at December 31, 2014 and 2013 is as follows:

	2014	2013

Jewelry	$9,755,580	$7,593,041
Scrap gold	536,181	514,622
Bullion	493,368	933,988
Rare coins and Other	359,028	950,505
	$11,144,157	$9,992,156

Note 4 – Property and Equipment

A summary of property and equipment at December 31, 2014 and 2013 is as follows:

	2014	2013
Building and improvements	$3,212,199	$3,183,754
Machinery and equipment	1,800,626	1,693,666
Furniture and fixtures	386,144	391,137
	5,398,969	5,268,557
Less: accumulated depreciation	(2,193,672)	(1,840,332)
	3,205,297	3,428,225
Land	1,160,470	1,160,470

Total property and equipment	$4,365,767	$4,588,695

Depreciation expense was $353,340 and $324,958 for Fiscal 2014 and Fiscal 2013, respectively, excluding discontinued operations.

Note 5 – Long-Term Debt

The following table details the Company’s long-term debt:

	Outstanding Balance
	December 31, 2014	December 31, 2013	Current Interest Rate	Maturity

NTR line of credit (1)	$2,303,359	$2,383,359	2.0%	August 1, 2017
Mortgage payable	1,720,525	1,843,061	6.7%	August 1, 2016
Capital lease (2)	38,244	48,393	Various	Various
Sub-Total	4,062,128	4,274,813
Less: Current portion, capital lease	11,529	11,091
Less: Current maturities	131,003	122,536
Long-term debt	3,919,596	4,141,186
Less: Line of credit (1)	2,303,359	2,383,359
Long term debt, less current maturities	$1,616,237	$1,757,827

(1)	On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC (“NTR”), an affiliate of DGSE’s largest stockholder Elemetal, LLC (“Elemetal”), pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs were included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and have been completely amortized as of the current year. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of December 31, 2014, the outstanding balance of the NTR loan was $2,303,359.
(2)	On April 3, 2013, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2013. At the end of the lease in May 2018, the equipment can be purchased for $1.

Maturities of DGSE’s long-term obligations over the next five years are as follows:

	Total	2015	2016	2017	2018	2019	Thereafter
Line of credit, related party	$2,303,359	$-	$-	$2,303,359	$-	$-	$-
Long-term debt and capital lease	1,758,769	142,532	1,601,591	12,590	2,056	-	-
Total	$4,062,128	$142,532	$1,601,591	$2,315,949	$2,056	$-	$-

Note 6 – Basic and Diluted Average Shares

A reconciliation of basic and diluted average common shares for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013

Basic weighted average shares	12,216,787	12,175,584
Effect of potential dilutive securities	-	-
Diluted weighted average shares	12,216,787	12,175,584

For the years ended December 31, 2014 and 2013, approximately 5,030,000 and 5,347,500 common stock options, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive. For the years ended December 31, 2014 and 2013, there were 87,600 and 0 unvested Restricted Stock Units (“RSUs”), respectively, not added to the diluted average shares because inclusion of such shares would be antidilutive.

Note 7 – Common Stock

In January 2014, DGSE’s Board of Directors (the “Board”) granted 112,000 RSUs to its officers and certain key employees. Each RSU is convertible into one share of Common Stock without additional payment pursuant to the terms of the Restricted Stock Unit Award Agreement, dated January 23, 2014, between the Company and each recipient (the "RSU Award Agreement"). One-fourth, or 28,000, of the RSUs vested and were exercisable as of the date of the grant, and were subsequently issued in January 2014. An additional one-fourth (calculated using the total number of RSUs at the time of grant) of the RSUs issued in January 2014 will vest and be exercisable on each subsequent anniversary of the date of grant until 100 percent of the RSUs have vested, subject to the recipient’s continued status as an employee on each such date and other terms and conditions of set forth in the RSU Award Agreement.

On May 30, 2014 the Board issued 20,000 shares of DGSE common stock to James Vierling, DGSE’s former Chief Executive Officer and Chairman, pursuant to a Separation and Release of Claims Agreement, dated April 17, 2014, between Mr. Vierling and the Company.

On December 10, 2014, the Board awarded DGSE’s Chief Executive Officer, James D. Clem, 75,000 RSUs as consideration for services rendered to the Company, and to encourage the continuation of such service. 100% of these RSUs vested immediately, and pursuant to this vesting, 75,000 shares of DGSE common stock were issued to Mr. Clem on December 18, 2014.

On November 12, 2014 our former Chief Executive and Chairman, Dr. L.S. Smith, agreed to forfeit 59,738 shares of DGSE common stock which he had previously received as compensation during the period covered by the Accounting Irregularities. These shares were returned to the Company and subsequently cancelled. Dr. Smith agreed to this forfeiture as part of the resolution of an SEC administrative proceeding instituted against him, related to the Accounting Irregularities.

Note 8 – Stock Options and Restricted Stock Units

On June 21, 2004, our shareholders approved the adoption of the 2004 Stock Option Plan (the “2004 Plan”), which reserved 1,700,000 shares of our Common Stock for issuance upon exercise of options to purchase our Common Stock. We granted options to purchase an aggregate of 1,459,634 shares of our Common Stock under the 2004 Plan to certain of our officers, directors, key employees and certain other individuals who provided us with goods and services. Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our Common Stock on the date of grant, as determined by the closing bid price for our Common Stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Plan, as of December 31, 2014, 845,634 have been exercised, 594,000 have expired, and 20,000 remain outstanding. We have determined to not make any further issuances pursuant to the 2004 Plan.

On June 27, 2006 our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”), which reserved 750,000 shares for issuance upon exercise of options to purchase our Common Stock or other stock awards. We subsequently granted options to purchase 150,000 shares of our Common Stock pursuant to the 2006 Plan, of which 100,000 have been exercised, 40,000 have expired, and 10,000 remain outstanding.

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

The following table summarizes the activity in common shares subject to options for the years ended December 31, 2014 and 2013:

	2014		2013
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding at beginning of year	5,347,500	$14.20	5,372,500	$14.14
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(317,500)	2.50	(25,000)	2.20

Outstanding at end of year	5,030,000	$14.93	5,347,500	$14.20

Options exercisable at end of year	5,030,000	$14.93	5,347,500	$14.20

Information about stock options outstanding at December 31, 2014 is summarized as follows:

	Options Outstanding and Excersiable
Exercise price	Number outstanding	Weighted average remaining contractual life (Years)		Weighted average exercise price	Aggregate Intrinsic Value
$2.13	10,000	NA	(1)	$2.13	-
$2.25	10,000	NA	(1)	2.25	-
$6.00	10,000	2.9		6.00	-
$15.00	5,000,000	1.8		15.00	-
	5,030,000				$-

(1)	All Options currently issued pursuant to the Company's 2004 Employee Stock Option Plans have no expiration date.

The aggregate intrinsic values in the above table were based on the closing price of our Common Stock of $1.22 as of December 31, 2014.

In January 2014 we granted 112,000 Restricted Stock Units (“RSUs”) to management and key employees, subject to the 2006 Plan. Under the terms of the RSU Award Agreements from January 2014, 25% of these RSUs vested immediately, with the remaining 75% to vest ratably over the next three years, pending each recipient’s continued employment by DGSE. On September 24, 2014, the Board awarded the three independent directors a total of 42,600 RSUs as compensation for their Board service. 100% of these RSUs will vest as of the earlier of the one year anniversary of their award, or on the day prior to DGSE’s 2015 Annual Meeting of Stockholders. On December 10, 2014, the Board awarded DGSE’s Chief Executive Officer, James D. Clem, 75,000 RSUs as part of his compensation package. 100% of these RSUs vested immediately, and pursuant to this vesting, 75,000 shares of DGSE common stock were issued to Mr. Clem on December 18, 2014.

A summary of the status of our non-vested RSU grants issued under our 2006 Plan, and the changes during the year ended December 31, 2014, is presented below:

	2014
	Number of RSUs	Weighted average grant-date fair value

Nonvested at beginning of year	-	$-
Granted	229,600	1.74
Vested	(103,000)	1.57
Forfeited	(39,000)	2.12

Nonvested at end of year	87,600	$1.77

As a result of these grants, as of December 31, 2014, there were 449,400 shares available for future grants under the 2006 Plan.

During 2014 and 2013, the Company recognized $148,500 and $0, respectively, of stock-based compensation expense attributable to employees and directors which was recorded in selling, general, and administrative expenses.  At December 31, 2014, there is an estimated $72,773 in unearned stock-based compensation to be expensed through 2017 related to RSU’s.

Note 9 –Litigation

On April 16, 2012, DGSE filed a Current Report on Form 8-K disclosing that our Board had determined the existence of the accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time. On April 16, 2012, we also announced that we had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to begin in the second calendar quarter of 2007, should not be relied upon. We brought the Accounting Irregularities to the attention of the SEC in a letter dated April 16, 2012. On June 18, 2012, we received written notice that the SEC had initiated a private investigation into the Accounting Irregularities, to determine whether any persons or entities had engaged in any possible violations of the federal securities laws.

On June 2, 2014, the Company received notice of the entry of an agreed final judgment by the Honorable Judge Jane Boyle (the “Agreed Final Judgment”) in Civil Action No. 3:14-cv-01909-B, entitled Securities and Exchange Commission v. DGSE Companies Inc., et. al., filed on May 27, 2014 in Federal District Court for the Northern District of Texas (the “Civil Action”). The Company consented to the Agreed Final Judgment prior to the filing of the Civil Action by the SEC. The Agreed Final Judgment was entered in connection with the conclusion of the investigation against the Company by the SEC regarding the Accounting Irregularities.

In connection with the Agreed Final Judgment and as remedial measures in connection with the Accounting Irregularities, the Company has agreed to undertake certain corporate governance reforms, many of which are already completed or in process (the “Corporate Governance Reforms”). The Corporate Governance Reforms include the appointment of two new independent directors to the Board, establishing the position of a Lead Independent Director on the Board and establishing reasonable term limits for members of the Board, among other reforms. The Company has further agreed to engage a consultant satisfactory to the SEC to confirm implementation of the Corporate Governance Reforms. The Agreed Final Judgment did not require the payment of any civil damages by the Company in connection with the Accounting Irregularities.

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

In Fiscal 2014, the Company settled a civil suit filed in the County Court for Dallas County, Texas, Cause No. CC-13-02999-C entitled Joseph C. Osterman, T.G. Herron, and, Jean K. Herron, Plaintiffs, vs. DGSE Companies, Inc. d/b/a Dallas Gold & Silver Exchange, Defendants. The complaint alleged amounts owed and due to the plaintiffs by DGSE in relation to a variety of promissory notes allegedly issued between 2001 and 2006 by DGSE. Pursuant to a confidential settlement agreement effective February 1, 2014, which admits no liability on the part of the defendant, the Company resolved all claims with plaintiff Osterman to the parties’ mutual satisfaction. Pursuant to a settlement agreement effective October 22, 2014, which admits no liability on the part of DGSE, the Company resolved all claims with plaintiffs Herron to the parties’ mutual satisfaction. The Company recognized $83,000 in Fiscal 2013 and $120,000 in Fiscal 2014 related to these settlements.

Beginning in 2010, the Comptroller of Public Accounts of the State of Texas (the “Texas Comptroller”) conducted a sales and use tax audit of our operations in Texas with respect to the period March 1, 2006 through November 30, 2009 and subsequently sent a Notification of Audit Results, by letter dated December 17, 2010, asserting that DGSE owed an amount of tax due, plus penalties and interest (the “2010 Sale Tax Audit”). The Company submitted a request for redetermination to the Texas Comptroller by letter dated January 13, 2011. By letter dated August 25, 2011, the Texas Comptroller stated that DGSE’s request for a redetermination hearing had been granted.

On July 15, 2014, the Company received final notice from the Texas Comptroller of its consent to the negotiated payment agreement (the “Payment Agreement”) to pay amounts due by the Company under the Texas Comptroller’s final decision in connection with the 2010 Sale Tax Audit (the “Decision”), as more fully discussed in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2014.

The Decision dismissed our Petition for Redetermination and concluded the 2010 Sales Tax Audit based on an agreement between the Texas Comptroller and DGSE, whereby we have agreed to pay: (i) tax due of $800,397; (ii) a 10% penalty; and (iii) interest. The total amount due as of the date of the Payment Agreement was approximately $1.1 million. Pursuant to the terms of the Payment Agreement, we paid an initial payment of $325,000 in July 2014, and in August 2014 began making monthly payments of $47,000, which will continue for an 18-month period, until all agreed tax amounts, penalty and accrued interest due under the Decision are paid. Interest will continue to accrue on the outstanding tax due, until all amounts are paid.

In Fiscal 2014 we recognized an additional expense of $104,958, to bring the total accrual in this matter to the approximately $1.1 million due, which is expected to cover all tax, penalty and interest through the term of the Payment Agreement. As of December 31, 2014 our remaining obligation under the Payment Agreement is $569,958.

Note 10 – Income Taxes

The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

	2014	2013

Tax Expense at Statutory Rate	$(211,318)	$(225,640)
Valuation Allowance	182,154	222,093
Non-Deductible Expenses and Other	29,164	3,547
State Taxes, Net of Federal Benefit	65,416	57,168
Income tax expense	$65,416	$57,168

Current	$65,416	$57,168
Deferred	-	-
Total	$65,416	$57,168

Deferred income taxes are comprised of the following at December 31, 2014 and 2013:

	2014	2013
Deferred tax assets (liabilities):
Inventories	$82,274	$160,145
Stock options and other	96,009	56,351
Alternative Minimum Tax credit carryforward	24,674	24,674
Contingencies and accruals	90,829	513,219
Property and equipment	(340,099)	(489,389)
Capital loss carryover	25,420	25,420
Net operating loss carryforward	10,499,884	9,279,196
Intangibles	179	(19,748)
Total deferred tax assets, net	10,479,170	9,549,868

Valuation allowance	$(10,479,170)	$(9,549,868)

As of December 31, 2014, the Company had approximately $2,085,618 of net operating loss carry-forwards, related to the Superior Galleries acquisition which may be available to reduce taxable income in future years, subject to the applicable Internal Revenue Code Section 382 limitations. As of December 31, 2014, the Company had approximately $33,648,584 of net operating loss carry-forwards related to Superior Galleries’ post acquisition operating losses and other operating losses incurred by the Company’s other operations. These carry-forwards will expire, starting in 2024 if not utilized. As of December 31, 2014 and 2013, the Company determined based on consideration of all available evidence, including but not limited to historical, current and future anticipated financial results as well as applicable IRS limitation and expiration dates related to the Company’s net operating losses a full valuation allowance should be recorded for its net deferred tax assets.

Note 11 – Operating Leases

The Company leases certain of its facilities under operating leases.  The minimum rental commitments under non-cancellable operating leases as of December 31, 2014 are as follows:

	Total	2015	2016	2017	2018	2019	Thereafter
Operating leases	$2,118,944	$817,381	$633,574	$369,779	$186,743	$83,600	$27,867

On January 21, 2013, the Company signed a lease with 15850 Holdings, LLC (an affiliate of Elemetal), for 4500 square feet of office space in North Dallas, to be used as the Company’s new corporate headquarters. The Company received free rent from April through December of 2013, and will pay $7,500 from January of 2014, through the termination of the current lease in December of 2015.

In November 2013 the Company signed an agreement to lease a portion of DGSE’s Reeder Road facility to a third party, beginning in January 2014. Under the terms of the five-year agreement DGSE will receive $5,000 per month in base rent initially, increasing to $7,500 per month after 24 months. The lessee will also be required to pay additional rent based on revenue it generates using the facility. Under certain conditions DGSE has the right to terminate the agreement after 24 months.

Rent expense for Fiscal 2014 and Fiscal 2013 was $638,320 and $658,599, respectively, excluding amounts related to discontinued operations.

Note 12 – Discontinued Operations

In February 2014, the Company elected to discontinue the operations of six Southern Bullion locations and in April 2014 elected to discontinue the operations of the 17 remaining Southern Bullion locations, due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The significant change in the precious metals market in 2013, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. As a result, during 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations for Fiscal 2013 and Fiscal 2014.

Discontinued operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013

Revenue:
Sales	$5,367,867	$21,445,752
Cost of goods sold	3,643,142	15,891,252
Gross margin	1,724,725	5,554,500

Expenses:
Selling, general and administrative expenses	2,471,230	7,075,272
Depreciation and amortization	3,259,552	376,924
Total expenses	5,730,782	7,452,196

Operating loss	(4,006,057)	(1,897,696)

Other expense (income):
Other income, net	(19,475)	(19,325)
Interest (income) expense	9,968	7,004
	(9,507)	(12,321)

Loss from discontinued operations before income taxes	(3,996,550)	(1,885,375)

Income tax (benefit) expense	(107,494)	52,998

Loss from discontinued operations after income taxes	$(3,889,056)	$(1,938,373)

Discontinued operations for the year ended December 31, 2014, include store operations through April 17, 2014, ongoing expenses for key Southern Bullion personnel involved in winding down the business, and expenses related to cancellation of leases and other contracts. For the year ended December 31, 2014, discontinued operations also includes the write-off of the $2.9 million intangible asset attributed to the “Southern Bullion Coin & Jewelry” trade name, and the write-off of approximately $296,000 related to the net book value of fixed assets previously utilized in Southern Bullion operations. The Company does not anticipate that it will utilize the trade name in the foreseeable future. Discontinued operations for the year ended December 31, 2013, includes losses from store operations and corporate expenses dedicated to supporting Southern Bullion, all of which have now been eliminated.

Note 13 – Related Party Transactions

DGSE has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (“Related Party”). Under this policy, all Related Party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with DGSE’s best interests and the best interests of its stockholders. Among other factors, DGSE’s Board considers the size and duration of the transaction, the nature and interest of the of the Related Party in the transaction, whether the transaction may involve a conflict of interest and if the transaction is on terms that are at least as favorable to DGSE as would be available in a comparable transaction with an unaffiliated third party. DGSE’s Board reviews all Related Party transactions at least annually to determine if it is in DGSE’s best interests and the best interests of DGSE’s stockholders to continue, modify, or terminate any of the Related Party transactions. DGSE’s Related PersonTransaction Policy is available for review in its entirety under the “Investors” menu of the Company’s corporate relations website at www.DGSECompanies.com.

NTR is an affiliate of DGSE’s largest shareholder, Elemetal. In 2014, NTR was also DGSE’s primary refiner and bullion trading partner. In 2014, 23% of sales and 26% of purchases were transactions with NTR, and in 2013 these transactions represented 31% of DGSE’s sales and 37% of DGSE’s purchases. As of December 31, 2014, the Company was obligated to pay $3,721,144 to NTR as a trade payable, and has a $34,343 receivable from NTR.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and DGSE’s Obligations will be due and payable– upon the earlier of (i) August 1, 2014, (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations, (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and additional proceeds are expected were used as working capital in the ordinary course of business. On February 25, 2014 we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015 we entered into an additional two-year extension, extending the termination date to August 1, 2017. All other terms of the agreement remain the same. As of December 31, 2014, the outstanding balance of the NTR loan was $2,303,359.

In April 2013 DGSE moved its principal corporate offices to office space at 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal and also serves as their headquarters. DGSE leases space in the building subject to a lease that will expire in December 2015. In Fiscal 2014 and Fiscal 2013 the Company recognized rent expense of $52,500 and $35,000, respectively, related to this lease.

Estate Gold and Silver, LLC, a Texas limited liability company (“Estate Gold”) was 25% owned by an entity owned by James Vierling, DGSE’s former Chief Executive Officer and Chairman, and operated five stores in Oklahoma, primarily focused on buying gold, but also engaging in retail sales of jewelry and bullion. In July of 2013, Estate Gold ceased all operations. The Company previously had an agreement with Estate Gold to provide operations management services, consisting of: (i) the receipt, inventorying, and re-sale of Estate Gold purchases; (ii) the management of Estate Gold’s payroll, insurance, accounts payable and receivable; (iii) the maintenance of and updates to Estate Gold’s business software; maintenance of the Estate Gold website; and (iv) financial reporting of Estate Gold to its owners. The Company also periodically engaged in the purchase or sale of jewelry, bullion and diamonds with Estate Gold, from time to time in the normal course of business. During Fiscal 2013, the Company received $47,060 in fees for services, sold $63,817 in products, and purchased $69,286 in products in transactions with Estate Gold. During Fiscal 2014 there were no transactions with Estate Gold.

In the fourth quarter of Fiscal 2013 the Company established a wholly owned subsidiary named Carbon Fund One, LLC to act as the general partner (the “General Partner”) for Carbon Fund One, LP (the “Fund”), which was established at the same time. The Fund was an investment fund specializing in the buying and selling of gemstones. The General Partner receives a one percent ownership interest of the Fund, and is paid 2% carried interest on assets under management by the Fund, and 20% of net earnings before distributions to the limited partners. The Fund was intended to provide an investment vehicle for individuals interested in investment opportunities in diamonds and gemstones, and provide incremental value to the Company’s shareholders by utilizing the Company’s expertise, infrastructure, and retail and wholesale customer base, to generate additional profit through earnings from its role as General Partner. Ultimately DGSE’s management made the decision to end its involvement in the Fund, and the General Partner has begun winding down the Fund’s activities and liquidating all remaining inventory. The Fund transacted business with the Company from time to time, including buying gemstones from and selling gemstones to the Company. In Fiscal 2014 the Company made sales of $37,148 to the Fund, had purchases of $152,328 from the Fund, and owed the Fund $136,755 as of December 31, 2014 in trade payables. In Fiscal 2013 the Company made sales of $423,107 to the Fund, had purchases of $78,408 from the Fund, and did not owe the Fund anything as of December 31, 2013. Additionally, in 2014 the General Partner generated net income of $35,120 from its role with the Fund, while in Fiscal 2013, the General Partner lost $78,213, which was driven by expenses related to the startup of the Fund.

Note 14 – Defined Contribution Plan

The Company sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The plan covers substantially all employees who have completed one month of service.  Participates can contribute up to 15 percent of their annual salary subject to Internal Revenue Service limitations.  The Company did not contribute to the plan during Fiscal 2014 and Fiscal 2013.

Note 15 – Subsequent Events

Subsequent to the end of Fiscal 2014 DGSE made the decision to close two stores in the DFW market. As part of an initiative to move toward fewer, but larger retail locations, the Company closed underperforming stores in Euless, Texas and Fort Worth, Texas. These two stores generated a loss of over $200,000 on a combined basis in Fiscal 2014, and management intends to collapse the inventory and key personnel from these stores into its other stores in DFW. Both stores had remaining terms on their leases, and as a result the Company expects to recognize approximately $190,000 in accelerated lease expense and termination fees in the quarter ending March 31, 2015. This expense will be recognized on an accelerated basis, but management has negotiated termination agreements to allow the Company to pay these expenses over the remaining lives of the leases.

As part of this same initiative, the Company has now also signed a lease on a new, 4,400 square foot retail space in Euless, Texas, which will be used to consolidate several of our smaller stores. Following three months of free rent, the Company will pay monthly rent of $6,967 for 60 months, with an option to renew for an additional 60 months. The Company expects to open this new location in the summer of 2015, at which time it will relocate its existing Euless, Texas location and terminate that location’s lease, with no termination expense.

On February 4, 2015, we entered into a two-year extension of our Loan Agreement with NTR, extending the termination date to August 1, 2017. All other terms of the agreement remain the same, including the interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. As of December 31, 2014, the outstanding balance of the NTR loan was $2,303,359.

