Form 10-Q
period 2015-03-31
DGSE COMPANIES INC
filed 2015-05-13
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May13, 2015:

Class	Outstanding

Common stock, $0.01 par value per share	12,253,846

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$1,179,427	$2,184,435
Trade receivables, net of allowances	14,668	904,076
Inventories	11,442,658	11,144,157
Prepaid expenses	196,042	104,513
Assets related to discontinued operations	28,478	49,729

Total current assets	12,861,273	14,386,910

Property and equipment, net	4,237,393	4,365,767
Intangible assets, net	24,122	27,568
Other assets	127,681	128,356

Total assets	$17,250,469	$18,908,601

LIABILITIES
Current Liabilities:
Current maturities of long-term debt	$133,210	$131,003
Current maturities of capital leases	11,692	11,529
Accounts payable-trade	5,347,930	5,831,736
Accrued expenses	1,130,765	1,541,552
Customer deposits and other liabilities	1,154,027	1,082,778
Liabilities related to discontinued operations	279,749	303,564

Total current liabilities	8,057,373	8,902,162

Line of credit, related party	2,303,359	2,303,359
Long-term debt, less current maturities	1,578,143	1,616,237

Total liabilities	11,938,875	12,821,758

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,253,846 and 12,175,584 shares issued and outstanding	122,538	122,388
Additional paid-in capital	34,254,371	34,231,271
Accumulated deficit	(29,065,315)	(28,266,816)
Total stockholders' equity	5,311,594	6,086,843

Total liabilities and stockholders' equity	$17,250,469	$18,908,601

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenue:
Sales	$12,875,149	$18,064,307
Cost of goods sold	10,541,966	14,853,636
Gross margin	2,333,183	3,210,671

Expenses:
Selling, general and administrative expenses	2,886,043	3,346,774
Depreciation and amortization	140,624	90,585
	3,026,667	3,437,359

Operating loss	(693,484)	(226,688)

Other expense (income):
Other income, net	(3,033)	(26,495)
Interest expense	83,768	80,813
	80,735	54,318

Loss from continuing operations before income taxes	(774,219)	(281,006)

Income tax expense	26,844	3,579

Loss from continuing operations	(801,063)	(284,585)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	2,564	(238,393)

Net loss	$(798,499)	$(522,978)

Basic net loss per common share:
Loss from continuing operations	$(0.07)	$(0.02)
Loss from discontinued operations	-	(0.02)
Net loss per share	$(0.07)	$(0.04)

Diluted net loss per common share:
Loss from continuing operations	$(0.07)	$(0.02)
Loss from discontinued operations	-	(0.02)
Net loss per share	$(0.07)	$(0.04)

Weighted-average number of common shares
Basic	12,245,679	12,193,940
Diluted	12,245,679	12,193,940

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(798,499)	$(522,978)
Income (loss) from discontinued operations, net of tax	2,564	(238,393)
Loss from continuing operations, net of tax	(801,063)	(284,585)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	140,624	90,585
Stock based compensation to employees, officers and directors	60,433	60,200

Changes in operating assets and liabilities:
Trade receivables, net	889,408	(22,344)
Inventories	(298,501)	(13,004)
Prepaid expenses	(91,529)	(70,971)
Other assets	675	57,694
Accounts payable and accrued expenses	(931,776)	(367,918)
Customer deposits and other liabilities	71,249	(444,831)

Net cash used in operating activities of continuing operations	(960,480)	(995,174)

Cash Flows From Investing Activities:
Purchases of property and equipment	(8,804)	(100,298)

Net cash used in investing activities of continuing operations	(8,804)	(100,298)

Cash Flows From Financing Activities:
Repayment of debt	(31,935)	(29,871)
Payments on capital lease obligations	(3,789)	(2,729)
Repayment of line of credit with related party	-	(80,000)

Net cash used in financing activities of continuing operations	(35,724)	(112,600)

Cash Flows From Discontinued Operations:
Net cash provided by operating activities of discontinued operations	-	574,238

Net change in cash	(1,005,008)	(633,834)
Cash, beginning of period	2,184,435	2,637,726
Cash, end of period	$1,179,427	$2,003,892

Supplemental Disclosures:
Cash paid during the period for:
Interest	$72,507	$69,344
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The consolidated interim financial statements of DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (such fiscal year, “Fiscal 2014” and such Annual Report on Form 10-K, the “Fiscal 2014 10-K”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

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

(4) Inventories

A summary of inventories is as follows:

	March 31,	December 31,
	2015	2014

Jewelry	$9,931,897	$9,755,580
Scrap gold	611,045	536,181
Bullion	502,641	493,368
Rare coins and Other	397,075	359,028
	$11,442,658	$11,144,157

(5) Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares for the three months ended March 31, 2015 and 2014, is as follows:

	For the Three Months Ended March 31,
	2015	2014

Basic weighted average shares	12,245,679	12,193,940
Effect of potential dilutive securities	-	-
Diluted weighted average shares	12,245,679	12,193,940

For the three months ended March 31, 2015 and 2014, options to purchase 5,030,000 and 5,347,500 shares of common stock, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive. For the three months ended March 31, 2015 and 2014, there were 72,600 and 84,000 unvested Restricted Stock Units (“RSUs”), respectively, not added to the diluted average shares because inclusion of such shares would be antidilutive.

(6) Long-Term Debt

	Outstanding Balance
	March 31, 2015	December 31, 2014	Current Interest Rate	Maturity

NTR line of credit (1)	$2,303,359	$2,303,359	2.0%	August 1, 2017
Mortgage payable	1,688,590	1,720,525	6.7%	August 1, 2016
Capital leases (2)	34,455	38,244	Various	Various
Sub-Total	4,026,404	4,062,128
Less: Current maturities of capital leases	11,692	11,529
Less: Current maturities of mortgage payable	133,210	131,003
Long-term debt	3,881,502	3,919,596
Less: Line of credit (1)	2,303,359	2,303,359
Long term debt, less current maturities	$1,578,143	$1,616,237

(1)	On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC (“NTR”), an affiliate of DGSE’s largest stockholder Elemetal, LLC (“Elemetal”), pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs were included in other assets in the accompanying consolidated balance sheet, were amortized to interest expense on a straight-line basis over two years, and have been completely amortized as of July 2014. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of March 31, 2015 and December 31, 2014, the outstanding balance of the NTR loan was $2,303,359.
(2)	On April 3, 2011, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2011. At the end of the lease in May 2018, the equipment can be purchased for $1.

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

In January 2014, DGSE’s Board of Directors (the “Board”) granted 112,000 RSUs to its officers and certain key employees. Each RSU is convertible into one share of Common Stock without additional payment pursuant to the terms of the Restricted Stock Unit Award Agreement, dated January 23, 2014, between the Company and each recipient (the “RSU Award Agreement”). One-fourth (or 28,000) of the RSUs vested and were exercisable as of the date of the grant, and an additional one-fourth of the RSUs (calculated using the total number of RSUs at the time of grant) vest and will be exercisable on each subsequent anniversary of the date of grant until 100 percent of the RSUs have vested, subject to the recipient’s continued status as an employee on each such date and other terms and conditions of set forth in the RSU Award Agreement. Upon termination of service of the recipient to us, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. Pursuant to these grants, an additional 15,000 RSUs vested in January 2015, and the recipients were subsequently issued common stock. Of the RSUs granted in January 2014, only 30,000 remain unvested and outstanding as of March 31, 2015.

In September of 2014, the Board granted 14,200 RSUs to each of its three outside directors, for a total of 42,600 RSUs issued. Each RSU is convertible into one share of Common Stock without additional payment pursuant to the terms of the RSU Award Agreement, dated September 17, 2014, between the Company and each recipient. All of the RSUs will vest and become exercisable on the earlier of: (i) the one year anniversary of the grant date, or (ii) the day prior to the next Annual Meeting of the Stockholders of DGSE Companies, Inc., subject to each recipient’s continued status as a Director through such dates and other terms and conditions of set forth in the RSU Award Agreement. Upon termination of service of the recipient to the Company, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. It is expected that these director RSUs will vest on the day prior to our upcoming Annual Meeting of Stockholders, scheduled for June 10, 2015.

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $60,433 and $60,200, respectively, relating to employee and director RSUs, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Certain stock compensation expenses related to the discontinued Southern Bullion Coin & Jewelry (“Southern Bullion”) operations for the three months ended March 31, 2014, have been reclassified to discontinued operations.

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

Elemetal is DGSE’s largest shareholder. Elemetal and its affiliates are also DGSE’s primary refiner and bullion trading partner. In the three months ended March 31, 2015, 14% of sales and 36% of purchases were transactions with Elemetal, and in the same period of 2014, these transactions represented 28% of DGSE’s sales and 30% of DGSE’s purchases. As of March 31, 2015, the Company was obligated to pay $3,942,399 to Elemetal as a trade payable, and had a $4,382 receivable from Elemetal. As of December 31, 2014, the Company was obligated to pay $3,721,144 to Elemetal as a trade payable, and had a $34,343 receivable from Elemetal. In the three months ended March 31, 2015 and 2014, the Company paid Elemetal $42,802 and $37,826, respectively, in interest on the Company’s outstanding payable.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement provides that the Loan Agreement will terminate—and DGSE’s Obligations will be due and payable–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or, (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and additional proceeds are expected were used as working capital in the ordinary course of business. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017. All other terms of the agreement remain the same. As of March 31, 2015 and December 31, 2014, the outstanding balance of the NTR loan was $2,303,359. In the three months ended March 31, 2015 and 2014, the Company paid NTR $11,260 and $11,470, respectively, in interest on the Company’s line of credit.

In April 2011 DGSE moved its principal corporate offices to office space at 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal and also serves as their headquarters. DGSE leases space in the building subject to a lease that will expire in December 2015. In the three months ended March 31, 2015 and 2014, the Company recognized rent expense of $11,125 and $11,125, respectively, related to this lease.

In the fourth quarter of Fiscal 2011 the Company established a wholly owned subsidiary named Carbon Fund One, LLC to act as the general partner (the “General Partner”) for Carbon Fund One, LP (the “Fund”), which was established at the same time. The Fund was an investment fund specializing in the buying and selling of gemstones. The General Partner receives a one percent ownership interest of the Fund, and is paid 2% carried interest on assets under management by the Fund, and 20% of net earnings before distributions to the limited partners. The Fund was intended to provide an investment vehicle for individuals interested in investment opportunities in diamonds and gemstones, and provide incremental value to the Company’s shareholders by utilizing the Company’s expertise, infrastructure, and retail and wholesale customer base, to generate additional profit through earnings from its role as General Partner. Ultimately DGSE’s management made the decision to end its involvement in the Fund, and the General Partner has begun winding down the Fund’s activities and liquidating all remaining inventory. The Fund transacted business with the Company from time to time, including buying gemstones from and selling gemstones to the Company. In the quarter ended March 31, 2015, the Company made no sales to the Fund, had purchases of $11,330 from the Fund, and owed the Fund $148,085 as of March 31, 2015 in trade payables. In the quarter ended March 31, 2014, the Company made sales of $12,192 to the Fund, had purchases of $4,111 from the Fund, and owed the Fund $4,111 as of March 31, 2014 in trade payables. Additionally, in the quarter ended March 31, 2015 the General Partner generated net income of $1,269 from its role with the Fund, while in the same quarter of 2014, the General Partner generated net income of $13,430, which was driven by greater activity within the Fund at that time.

(9) Legal Proceedings

There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

(10) Discontinued Operations

In February 2014, the Company elected to discontinue the operations of six Southern Bullion locations and in April 2014 elected to discontinue the operations of the 17 remaining Southern Bullion locations, due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The significant change in the precious metals market in 2013, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. As a result, during 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations for the quarters ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014

Revenue:
Sales	$65	$2,746,336
Cost of goods sold	-	1,428,497
Gross margin	65	1,317,839

Expenses:
Selling, general and administrative expenses	(2,459)	1,443,175
Depreciation and amortization	-	100,338
Total expenses	(2,459)	1,543,513

Operating income (loss)	2,524	(225,674)

Other expense (income):
Other income, net	-	(4,766)
Interest (income) expense	(40)	3,749
	(40)	(1,018)

Income (loss) from discontinued operations before income taxes	2,564	(224,656)

Income tax expense	-	13,737

Income (loss) from discontinued operations after income taxes	$2,564	$(238,393)

Discontinued operations for the three months ended March 31, 2015, include minor adjustments of existing expense accruals related to winding down the operations of Southern Bullion. The quarter ended March 31, 2014, includes losses related to store operations, prior to all stores being closed as of April 17, 2014, as well as expenses for key Southern Bullion personnel involved in winding down the business, and expenses related to cancellation of leases and other contracts. The Company believes it has now recognized all material expenses related to the closure of Southern Bullion operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2014 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

Many aspects of our business are impacted by changes in precious metals pricing, with the greatest impact relating to gold. Fiscal 2014 produced much more stability in gold pricing (following a turbulent Fiscal 2011), albeit at significantly lower prices than were seen between 2010 and 2012. During the first quarter of 2015 gold prices remained generally stable. While gold saw a brief run up in January, by March 31, 2015, prices were back in the same range maintained during most of 2014, with London PM Fix closing at $1,187.56, down approximately 1% from December 31, 2014.

The market for buying and selling pre-owned or “scrap” gold remains extremely negative. According to the World Gold Council, the supply of recycled gold was down an additional 11% in 2014, and is now at its lowest point in seven years. Scrap gold purchases have historically been a critical profit engine for all of our locations, and the downturn in this category has had significant impact on our revenue, profitability and long-term growth plans.

Despite the significant downturn in our bullion and scrap businesses, in 2014 we were successful in growing our jewelry, diamond and watch businesses. However, as has been widely reported, the recent quarter proved difficult for the retail segment in general. DGSE was not immune to this environment, and for the first time in several quarters we saw declines in our jewelry, diamond and watch businesses. DGSE’s Dallas-Ft Worth (“DFW”) stores were closed for all or part of five business days during the quarter due to uncharacteristically harsh winter weather in the area. We also believe our sales were negatively affected by declines in the energy sector, which has significant participants in the DFW market. Despite a difficult quarter, our focus remains on growing jewelry, diamond and fine watch sales, which have been critical over the prior year at offsetting reductions in bullion and scrap.

We continue to believe that the most successful locations will be those that can sustain our full retail “exchange” model: engaging in both buying and selling of precious metals and related merchandise, while maintaining a robust and diverse inventory across all jewelry categories and providing critical services such as watch and jewelry repair. Those locations that have historically been primarily scrap buying shops simply no longer make economic sense in the current environment. In recent years, DGSE has had many small locations spread across the DFW area in order to provide multiple scrap collection sites. We are now focusing on developing larger, full-service stores, with broad inventory offerings across all categories, while also providing value-added services that help drive retail traffic. During the quarter ended March 31, 2015, we closed our two outlying stores in DFW, and signed a lease on a new larger location in the western part of the area. We will continue to focus on evolving our business across all of our markets, in an effort to drive efficiency across our geographical footprint, and maximize profitability.

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Sales. Sales related to continuing operations decreased by $5,189,158, or 29%, during the three months ended March 31, 2015, to $12,875,149, as compared to $18,064,307 during the same period in 2014. Bullion and scrap sales continued to trend downward, consistent with the industry, and DGSE’s jewelry, watch and diamond lines saw decreases for the first time in several quarters, as weather closures and a downturn in the energy sector negatively impacted the Company’s core market.

Gross Profit. For the three months ended March 31, 2015, gross profit decreased by $877,488, or 27% to $2,333,183, as compared to $3,210,671 during the same period in 2014. Gross margin as a percentage of revenue increased to 18.1% for the three months ended March 31, 2015, compared to 17.8% for the same period in the prior year.

Selling, General and Administrative Expenses. For the three months ended March 31, 2015, Selling, General and Administrative (“SG&A”) expenses decreased by $460,731, or 14%, to $2,886,043, as compared to $3,346,774 during the same period in 2014. The decrease was achieved despite recognizing $143,000 in expenses related to the closure of two DFW area stores. These expenses were primarily comprised of accelerated lease expense and fees related to early lease termination. The overall decrease in SG&A was achieved primarily through continued efforts to reduce expenses at all levels, including store-level operating expenses, corporate overhead, and advertising expense.

Depreciation and Amortization. For the three months ended March 31, 2015, depreciation and amortization expense was $140,624 compared to $90,585 for the same period in 2014, an increase of $50,039, or 55%. This was increase was due to the one-time write off of assets formerly utilized in two DFW area stores closed during the quarter.

Interest Expense. For the three months ended March 31, 2015, interest expense was $83,768, an increase of $2,955 or 4% compared to $80,811 during the same period in 2014. The increase is primarily due to a slightly higher balance in trade payables to Elemetal Capital, on which the Company pays interest.

Income (loss) from Discontinued Operations. The results for the three months ended March 31, 2015, were net income of $2,564 related to the Southern Bullion locations closed in 2014, compared to a net loss of $238,393 related to operations of these locations in the same quarter of 2014. The current quarter income relates to minor adjustments in accrued expenses related to the wind down of all Southern Bullion operations.

Liquidity and Capital Resources

During the three months ended March 31, 2015 and 2014, cash flows used in continuing operating activities totaled $960,480 and $995,174, respectively. The use of cash in continuing operating activities for the three months ended March 31, 2015, was a result of losses from continuing operations of $801,063, combined with an $894,593 decrease in accounts payable and accrued liabilities, and an increase in inventory of $298,501. These amounts were partially offset by a decrease in trade receivables of $889,408.

During the three months ended March 31, 2015 and 2014, cash flows used in investing activities totaled $8,804 and $100,298, respectively. The use of cash in investing activities during both periods was primarily the result of purchases of property and equipment.

During the three months ended March 31, 2015 and 2014, cash flows used in financing activities totaled $35,724 and $112,600, respectively. The use of cash in financing activities during both periods was primarily the result of repayment of debt, and payments on capital lease obligations.

During the three months ended March 31, 2015 and 2014, cash flows provided by discontinued operations totaled $0 and $574,238, respectively. The cash flow provided by discontinued operations in the prior year period was primarily related to the liquidation of inventory from Southern Bullion.

We expect our capital expenditures to total approximately $750,000 during the next twelve months. These expenditures will be largely driven by the build out of new locations in DFW, upgrades and repairs of existing facilities, and the re-launch of our website. As of March 31, 2015, there were no commitments outstanding for capital expenditures.

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

On July 19, 2012, we entered into the Loan Agreement with NTR, an affiliate of DGSE’s majority stockholder Elemetal, pursuant to which NTR, agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and have been completely amortized as of the current quarter. On February 25, 2014, DGSE and NTR entered into a one-year extension of the Loan Agreement, extending the termination date to August 1, 2015. All other terms of the agreement remain the same. As of March 31, 2015 and December 31, 2014, we had outstanding balances of $2,303,359 and $2,303,359, respectively, drawn on the NTR credit facility. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same.

On July 15, 2014, we received final notice from the Texas Comptroller of its consent to a payment agreement to pay amounts due by us under the Texas Comptroller’s decision in connection with the 2010 Sale Tax Audit (the “Payment Agreement”). As more fully discussed in the Legal Proceeding section of the Fiscal 2014 10-K, pursuant to the terms of the Payment Agreement, we agreed to pay approximately $1.1 million in taxes, penalties and interest. Pursuant to the terms of the Payment Agreement, we will pay the agreed amount provided in the Decision over an 18-month period, which began with an initial payment of $325,000 in June 2014, followed by monthly payments of $47,000 until all agreed tax amounts, penalty and accrued interest are paid. This expense was fully accrued in Fiscal 2014, but based on the terms of the Payment Agreement, DGSE will make payments of $47,000 per month for the balance of 2015. As of March 31, 2015 the balance of payments to the Texas Comptroller, related to the Decision, was approximately $423,000.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based upon the evaluation required by Section 11a-15(b) of the Securities Exchange Act of 1934, as amended, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, as of March 31, 2015, were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors.

For a discussion of the risk factors applicable to our business, financial condition or results of operations, please see the section entitled “Risk Factors” in our Fiscal 2014 10-K. There have been no material changes in our risk factors from those disclosed in our Fiscal 2014 10-K. The risk factors disclosed in our Fiscal 2014 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.	Exhibits.

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.

3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7

4.1	Specimen Common Stock Certificate		X	S-4	January 6, 2007	4.1

10.1	Second Amendment to Loan Agreement and Revolving Credit Note, dated January 26, 2015, by and between the Company and NTR		X	8-K	February 6, 2015	10.1

31.1	Certification pursuant to Rule 11a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by James D. Clem	X

31.2	Certification pursuant to Rule 11a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	X

32.1	Certification pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James D. Clem	X

32.2	Certification pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by C. Brett Burford	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE COMPANIES, INC. (Registrant)
Date: May 13, 2015	By:	/s/ JAMES D. CLEM
James D. Clem
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015		/s/ C. BRETT BURFORD
C. Brett Burford
Chief Financial Officer (Principal Financial Officer)

