Form 10-Q
period 2015-09-30
DGSE COMPANIES INC
filed 2015-11-12
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2015:

Class	Outstanding
Common stock, $0.01 par value per share	12,296,446

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,342,152	$2,184,435
Trade receivables, net of allowances	167,074	904,076
Inventories	10,678,270	11,144,157
Prepaid expenses	171,730	104,513
Assets related to discontinued operations	-	49,729

Total current assets	12,359,226	14,386,910

Property and equipment, net	4,308,762	4,365,767
Intangible assets, net	17,230	27,568
Other assets	125,646	128,356

Total assets	$16,810,864	$18,908,601

LIABILITIES
Current Liabilities:
Current maturities of long-term debt	$1,623,098	$131,003
Current maturities of capital leases	11,942	11,529
Accounts payable-trade	4,237,211	5,831,736
Accrued expenses	1,196,205	1,541,552
Customer deposits and other liabilities	2,443,596	1,082,778
Liabilities related to discontinued operations	212,485	303,564

Total current liabilities	9,724,537	8,902,162

Line of credit, related party	2,303,359	2,303,359
Long-term debt, less current maturities	16,729	1,616,237

Total liabilities	12,044,625	12,821,758

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,296,446 and 12,238,846 shares issued and outstanding	122,964	122,388
Additional paid-in capital	34,267,577	34,231,271
Accumulated deficit	(29,624,302)	(28,266,816)
Total stockholders' equity	4,766,239	6,086,843

Total liabilities and stockholders' equity	$16,810,864	$18,908,601

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:
Sales	$16,523,826	$17,040,249	$44,341,612	$52,622,968
Cost of goods sold	14,137,085	13,905,844	37,052,512	43,267,708
Gross margin	2,386,741	3,134,405	7,289,100	9,355,260

Expenses:
Selling, general and administrative expenses	2,689,569	2,930,475	8,108,750	9,634,616
Depreciation and amortization	80,499	105,971	302,831	287,786
	2,770,068	3,036,446	8,411,581	9,922,402

Operating (loss) income	(383,327)	97,959	(1,122,481)	(567,142)

Other expense (income):
Other (income) expense, net	(3,766)	12,982	(7,469)	(44,679)
Interest expense	84,826	89,240	257,487	258,383
	81,060	102,222	250,018	213,704

Loss from continuing operations before income taxes	(464,387)	(4,263)	(1,372,499)	(780,846)

Income tax expense (benefit)	18,159	(17,094)	43,082	29,976

(Loss) income from continuing operations	(482,546)	12,831	(1,415,581)	(810,822)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	13,848	166,757	58,095	(3,984,808)

Net (loss) income	$(468,698)	$179,588	$(1,357,486)	$(4,795,630)

Basic net loss per common share:
(Loss) income from continuing operations	$(0.04)	$0.00	$(0.11)	$(0.06)
(Loss) income from discontinued operations	-	0.01	-	(0.33)
Net (loss) income per share	$(0.04)	$0.01	$(0.11)	$(0.39)

Diluted net loss per common share:
(Loss) income from continuing operations	$(0.04)	$0.00	$(0.11)	$(0.06)
(Loss) income from discontinued operations	-	0.01	-	(0.33)
Net (loss) income per share	$(0.04)	$0.01	$(0.11)	$(0.39)

Weighted-average number of common shares
Basic	12,296,446	12,223,584	12,268,475	12,209,416
Diluted	12,296,446	12,271,362	12,268,475	12,209,416

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(1,357,486)	$(4,795,630)
Income (loss) from discontinued operations, net of tax	58,095	(3,984,808)
Loss from continuing operations, net of tax	(1,415,581)	(810,822)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	302,831	287,786
Stock based compensation to employees, officers and directors	36,882	39,358

Changes in operating assets and liabilities:
Trade receivables, net	737,002	(62,276)
Inventories	465,887	320,964
Prepaid expenses	(67,217)	(68,380)
Other assets	2,710	60,511
Accounts payable and accrued expenses	(1,939,872)	(738,614)
Customer deposits and other liabilities	1,360,818	(864,725)

Net cash used in operating activities of continuing operations	(516,540)	(1,836,198)

Cash Flows From Investing Activities:
Purchases of property and equipment	(235,488)	(141,887)

Net cash used in investing activities of continuing operations	(235,488)	(141,887)

Cash Flows From Financing Activities:
Repayment of debt	(97,427)	(91,131)
Payments on capital lease obligations	(9,573)	(8,274)
Repayment of line of credit with related party	-	(80,000)

Net cash used in financing activities of continuing operations	(107,000)	(179,405)

Cash Flows From Discontinued Operations:
Net cash provided by operating activities of discontinued operations	16,745	1,470,618

Net change in cash	(842,283)	(686,872)
Cash, beginning of period	2,184,435	2,637,726
Cash, end of period	$1,342,152	$1,950,854

Supplemental Disclosures:
Cash paid during the period for:
Interest	$149,884	$146,157
Income taxes	$-	$-

Noncash item:
Transfer of inventory from discontinued operations	$-	$1,524,864

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB voted to approve a one-year deferral to the effective date of ASU 2014-09 to be adopted by all public companies for all annual periods and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2018.

On July 22, 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. ASU 2015-11 is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. The Company is evaluating the financial statement implications of adopting ASU 2015-11.

(4)	Inventories

A summary of inventories is as follows:

	September 30,	December 31,
	2015	2014

Jewelry	$9,166,112	$9,755,580
Scrap gold	604,191	536,181
Bullion	598,182	493,368
Rare coins and Other	309,785	359,028
	$10,678,270	$11,144,157

(5)	Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares for the three months and nine months ended September 30, 2015 and 2014, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Basic weighted average shares	12,296,446	12,223,584	12,268,475	12,209,416
Effect of potential dilutive securities	-	47,778	-	-
Diluted weighted average shares	12,296,446	12,271,362	12,268,475	12,209,416

For the three and nine months ended September 30, 2015 and 2014, options to purchase 5,030,000 and 5,327,500 shares of common stock, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive. For the three and nine months ended September 30, 2015 and 2014, there were 17,500 and 42,145 unvested Restricted Stock Units (“RSUs”), respectively, not added to the diluted average shares because inclusion of such shares would be antidilutive.

(6)	Long-Term Debt

	Outstanding Balance
	September 30, 2015	December 31, 2014	Current Interest Rate	Maturity

NTR line of credit (1)	$2,303,359	$2,303,359	2.0%	August 1, 2017
Mortgage payable (2)	1,623,098	1,720,525	6.7%	August 1, 2016
Capital leases (3)	28,671	38,244	4.2%	May 1, 2018
Sub-Total	3,955,128	4,062,128
Less: Current maturities of capital leases	11,942	11,529
Less: Current maturities of mortgage payable	1,623,098	131,003
Long-term debt	2,320,088	3,919,596
Less: Line of credit (1)	2,303,359	2,303,359
Long term debt, less current maturities	$16,729	$1,616,237

(1)	On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC (“NTR”), an affiliate of DGSE’s largest stockholder Elemetal, LLC (“Elemetal”), pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs were included in other assets in the accompanying consolidated balance sheet, were amortized to interest expense on a straight-line basis over two years, and were completely amortized as of July 2014. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of September 30, 2015 and December 31, 2014, the outstanding balance of the NTR loan was $2,303,359.
(2)	On July 11, 2006, DGSE entered into a promissory note for $2,530,000 related to the mortgage on its largest retail location in Dallas, Texas with The Ohio National Life Insurance Company. The note bears an interest rate of six and seventy one-hundredths of one percent (6.70%) per annum, with a balloon payment of approximately $1.5 million on August 1, 2016 for the outstanding balance. Monthly principal payment payments of $20,192 plus accrued interest are required. The note is secured by the land and building. As of September 30, 2015 and December 31, 2014, the outstanding balance of the note was $1,623,098 and $1,720,525, respectively.
(3)	On April 3, 2011, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2011. At the end of the lease in May 2018, the equipment can be purchased for $1.

(7)	Stock-Based Compensation

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

In January 2014, DGSE’s Board of Directors (the “Board”) granted 112,000 RSUs to its officers and certain key employees. Each RSU is convertible into one share of Common Stock without additional payment pursuant to the terms of the Restricted Stock Unit Award Agreement, dated January 23, 2014, between the Company and each recipient (the “RSU Award Agreement”). One-fourth (or 28,000) of the RSUs vested and were exercisable as of the date of the grant, and an additional one-fourth of the RSUs (calculated using the total number of RSUs at the time of grant) vest and will be exercisable on each subsequent anniversary of the date of grant until 100 percent of the RSUs have vested, subject to the recipient’s continued status as an employee on each such date and other terms and conditions of set forth in the RSU Award Agreement. Upon termination of service of the recipient to us, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. Pursuant to these grants, an additional 15,000 RSUs vested in January 2015, and the recipients were subsequently issued common stock. Of the RSUs granted in January 2014, only 17,500 remain unvested and outstanding as of September 30, 2015.

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

Stock-based compensation expense for the three months ended September 30, 2015 and 2014 was $687 and $5,760, respectively, and for the nine months ended September 30, 2015 and 2014 was $10,919 and $112,330, respectively relating to employee and director RSUs, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Certain stock compensation expenses related to the discontinued Southern Bullion Coin & Jewelry (“Southern Bullion”) operations for the nine months ended September 30, 2014, have been reclassified to discontinued operations.

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

Elemetal is DGSE’s largest shareholder. Elemetal and its affiliates are also DGSE’s primary refiner and bullion trading partner. In the nine months ended September 30, 2015, 22% of sales and 28% of purchases were transactions with Elemetal, and in the same period of 2014, these transactions represented 24% of DGSE’s sales and 26% of DGSE’s purchases. As of September 30, 2015, the Company was obligated to pay $3,728,906 to Elemetal as a trade payable, and had a $90,009 receivable from Elemetal. As of December 31, 2014, the Company was obligated to pay $3,721,144 to Elemetal as a trade payable, and had a $34,343 receivable from Elemetal. In the nine months ended September 30, 2015 and 2014, the Company paid Elemetal $136,528 and $140,898, respectively, in interest on the Company’s outstanding payable.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or, (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and additional proceeds are expected were used as working capital in the ordinary course of business. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. All other terms of the agreement remain the same. As of September 30, 2015 and December 31, 2014, the outstanding balance of the NTR loan was $2,303,359. In the nine months ended September 30, 2015 and 2014, the Company paid NTR $34,293 and $34,502, respectively, in interest on the Company’s line of credit.

In April 2011, DGSE moved its principal corporate offices to office space at 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal and also serves as their headquarters. DGSE leases space in the building subject to a lease that will expire in December 2015. In the nine months ended September 30, 2015 and 2014, the Company recognized rent expense of $39,375 and $39,375, respectively, related to this lease.

In the fourth quarter of Fiscal 2011, the Company established a wholly owned subsidiary named Carbon Fund One, LLC to act as the general partner (the “General Partner”) for Carbon Fund One, LP (the “Fund”), which was established at the same time. The Fund was an investment fund specializing in the buying and selling of gemstones. The General Partner receives a one percent ownership interest of the Fund, and is paid 2% carried interest on assets under management by the Fund, and 20% of net earnings before distributions to the limited partners. The Fund was intended to provide an investment vehicle for individuals interested in investment opportunities in diamonds and gemstones, and provide incremental value to the Company’s shareholders by utilizing the Company’s expertise, infrastructure, and retail and wholesale customer base, to generate additional profit through earnings from its role as General Partner. Ultimately, DGSE’s management made the decision to end its involvement in the Fund, and the General Partner has wrapped up the Fund’s activities and liquidated all remaining inventory. The Fund transacted business with the Company from time to time, including buying gemstones from and selling gemstones to the Company. In the nine months ended September 30, 2015, the Company made no sales to the Fund, had purchases of $11,330 from the Fund, and owed the Fund nothing as of September 30, 2015 in trade payables. In the nine months ended September 30, 2014, the Company made sales of $37,148 to the Fund, had purchases of $97,515 from the Fund, and owed the Fund $119,999 as of September 30, 2014 in trade payables. Additionally, in the nine months ended September 30, 2015, the General Partner generated net loss of $1,334 from its role with the Fund, while in the same quarter of 2014, the General Partner generated net income of $35,907. The loss in the current year was driven by low activity within the Fund, combined with expenses related to the shutdown of the Fund.

(9)	Legal Proceedings

There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

(10)	Discontinued Operations

During the first half of 2014, the Company elected to discontinue the operations of Southern Bullion, due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The significant change in the precious metals market in 2013, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. As a result, during 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations for the three and nine month periods ended September 30, 2015 and 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:
Sales	$-	$59	$65	$5,367,867
Cost of goods sold	-	(5,433)	-	3,642,244
Gross margin	-	5,492	65	1,725,623

Expenses:
Selling, general and administrative expenses	(11,725)	(76,042)	(55,867)	2,479,085
Depreciation and amortization	-	-	-	3,259,552
Total expenses	(11,725)	(76,042)	(55,867)	5,738,637

Operating income (loss)	11,725	81,534	55,932	(4,013,014)

Other expense (income):
Other income, net	-	(77)	-	(19,475)
Interest (income) expense	-	(920)	(40)	9,968
	-	(997)	(40)	(9,507)

Income (loss) from discontinued operations before income taxes	11,725	82,531	55,972	(4,003,507)

Income tax benefit	2,123	84,226	2,123	18,699

Income (loss) from discontinued operations after income taxes	$13,848	$166,757	$58,095	$(3,984,808)

Discontinued operations for the three and nine months ended September 30, 2015, include adjustments of existing expense accruals related to winding down the operations of Southern Bullion. The three and nine months ended September 30, 2014, includes losses related to store operations, prior to all stores being closed, as well as expenses for key Southern Bullion personnel involved in winding down the business, and expenses related to cancellation of leases and other contracts. The Company believes it has now recognized all material expenses related to the closure of Southern Bullion operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2014 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

Many aspects of our business are impacted by changes in precious metals pricing, with the greatest impact relating to gold. Fiscal 2014 produced more stability in gold pricing, following a turbulent Fiscal 2013, albeit at significantly lower prices than were seen between 2010 and 2012. During the first three quarters of 2015, gold continues to see downward pricing pressure. While the price of gold saw a brief increase in January, by September 30, 2015, prices were well below where they began the year, with London PM Fix closing at $1,114.93 per ounce. As of September 30, 2015, the average quarterly price of gold, as measured by London PM Fix, has dropped for five quarters in a row.

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

We continue to believe that the most successful locations will be those that can sustain our full retail “exchange” model: engaging in both buying and selling of precious metals and related merchandise, while maintaining a robust and diverse inventory across all jewelry categories and providing critical services such as watch and jewelry repair. Those locations that have historically been primarily scrap buying shops simply no longer make economic sense in the current environment. In recent years, DGSE has had many small locations spread across the DFW area in order to provide multiple scrap collection sites. We are now focusing on developing larger, full-service stores, with broad inventory offerings across all categories, while also providing value-added services that help drive retail traffic. During the quarter ended March 31, 2015, we closed our two most outlying stores in DFW, and signed a lease on a new larger location in the western part of the area. During the quarter ended June 30, 2015, we closed an additional DFW location, and during the most recent quarter ended September 30, 2015, we closed one of our locations in the Charleston market. We will continue to focus on evolving our business across all of our markets, in an effort to drive efficiency across our geographical footprint, and maximize profitability.

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Sales. Sales related to continuing operations decreased by $516,423, or 3%, during the three months ended September 30, 2015, to $16,523,826, as compared to $17,040,249 during the same period in 2014. Bullion sales were up compared to the three months ended September 30, 2014, while jewelry and scrap sales were down approximately 30% and 51%, respectively, compared with the prior year quarter.

Gross Profit. For the three months ended September 30, 2015, gross profit decreased by $747,664, or 24%, to $2,386,741, as compared to $3,134,405 during the same period in 2014. The decrease in gross profit dollars was due to decreased sales and lower gross margin as a percentage of revenue. Gross margin as a percentage of revenue was 14.4% compared to 18.4% in the prior year, due to growth in the low margin bullion segment during the quarter.

Selling, General and Administrative Expenses. For the three months ended September 30, 2015, Selling, General and Administrative (“SG&A”) expenses decreased by $240,906, or 8%, to $2,689,569, as compared to $2,930,475 during the same period in 2014. The overall decrease in SG&A was achieved primarily through continued efforts to reduce expenses at all levels, including store-level operating expenses, corporate overhead, and advertising expense. The decrease was partially offset by an accrual of $360,000 related to a potential Texas sales tax assessment based on a preliminary assessment by Management in connection with the audit of fiscal year 2010 through June 2013 of our Texas sales tax during the three months ended September 30, 2015.

Depreciation and Amortization. For the three months ended September 30, 2015, depreciation and amortization expense was $80,499 compared to $105,971 for the same period in 2014, a decrease of $25,472, or 24%. This decrease in depreciation is related to a reduction in the level of fixed assets deployed, as the store count has decreased in recent months.

Interest Expense. For the three months ended September 30, 2015, interest expense was $84,826, a decrease of $4,414, or 5%, compared to $89,240 during the same period in 2014. The decrease is primarily due to a lower balance in trade payables to Elemetal Capital, on which the Company pays interest.

Income (loss) from Discontinued Operations. The results for the three months ended September 30, 2015, were income of $13,848 related to the Southern Bullion locations closed in 2014, compared to income of $166,757 in the same quarter of 2014. The income in both quarters relates to adjustments in accrued expenses related to the wind down of all Southern Bullion operations.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Sales. Sales related to continuing operations decreased by $8,281,356, or 16%, during the nine months ended September 30, 2015, to $44,341,612, as compared to $52,622,968 during the same period in 2014. Bullion sales have increased compared to the prior year period. Scrap sales continued to trend downward, consistent with the industry, and DGSE’s jewelry, watch and diamond lines saw slight decreases, as extreme weather had an especially negatively impact on the Company’s core market during the first half of the year.

Gross Profit. For the nine months ended September 30, 2015, gross profit decreased by $2,066,160, or 22%, to $7,289,100, as compared to $9,355,260 during the same period in 2014. Gross margin as a percentage of revenue decreased to 16.4% for the nine months ended September 30, 2015, compared to 17.8% for the same period in the prior year, as the lower margin bullion segment increased.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2015, SG&A expenses decreased by $1,525,866, or 16%, to $8,108,750, as compared to $9,634,616 during the same period in 2014. The decrease was achieved despite recognizing non-recurring expenses related to the closure of three DFW area stores. These expenses were primarily comprised of accelerated lease expense and fees related to early lease termination. The overall decrease in SG&A was achieved primarily through continued efforts to reduce expenses at all levels, including store-level operating expenses, corporate overhead, and advertising expense. The decrease was partially offset by an accrual of $360,000 related to a potential Texas sales tax assessment based on a preliminary assessment by Management in connection with the audit of fiscal year 2010 through June 2013 of our Texas sales tax during the three months ended September 30, 2015.

Depreciation and Amortization. For the nine months ended September 30, 2015, depreciation and amortization expense was $302,831 compared to $287,786 for the same period in 2014, an increase of $15,045, or 5%. This increase was due to the one-time write off of assets formerly utilized in four stores closed during the period.

Interest Expense. For the nine months ended September 30, 2015, interest expense was $257,487, a decrease of $896, or 0.3%, compared to $258,383 during the same period in 2014. The decrease is primarily due to a slightly lower balance in trade payables to Elemetal Capital, on which the Company pays interest.

Income (loss) from Discontinued Operations. The results for the nine months ended September 30, 2015, were income of $58,095 related to the Southern Bullion locations closed in 2014, compared to a loss of $3,984,808 related to operating losses, closure expenses, and asset write-offs of these locations in the same period of 2014. The current period income relates to adjustments in accrued expenses related to the wind down of all Southern Bullion operations.

Liquidity and Capital Resources

During the nine months ended September 30, 2015 and 2014, cash flows used in continuing operating activities totaled $516,540 and $1,836,198, respectively. The use of cash in continuing operating activities for the nine months ended September 30, 2015, was a result of losses from continuing operations of $1,415,581, combined with a $1,939,872 decrease in accounts payable and accrued expenses, and offset by an increase in customer deposits and other liabilities of $1,360,818, a reduction in accounts receivable of $737,002, and a reduction in inventory of $465,887.

During the nine months ended September 30, 2015 and 2014, cash flows used in investing activities totaled $235,488 and $141,887, respectively. The use of cash in investing activities during both periods was the result of purchases of property and equipment. In the current year, property and equipment purchases primarily related to build out of the Company’s new store in Euless, Texas.

During the nine months ended September 30, 2015 and 2014, cash flows used in financing activities totaled $107,000 and $179,405, respectively. The use of cash in financing activities during both periods was primarily the result of repayment of debt, and payments on capital lease obligations.

During the nine months ended September 30, 2015 and 2014, cash flows provided by discontinued operations totaled $16,745 and $1,470,618, respectively. The cash flow provided by discontinued operations in the prior year period was primarily related to the liquidation of inventory from Southern Bullion.

We expect our capital expenditures to total approximately $500,000 during the current fiscal year, of which we spent $235,488 during the nine months ended September 30, 2015. These expenditures will be largely driven by the build out of the new Euless location, upgrades and repairs of existing facilities, and the re-launch of our website. As of September 30, 2015, there were no commitments outstanding for capital expenditures.

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

Our ability to finance our operations and working capital needs are dependent upon management’s ability to negotiate extended terms or refinance its debt. We have historically renewed, extended or replaced short-term debt as it matures and management believes that we will be able to continue to do so in the near future. In August 2016, our mortgage payable on our largest retail location is due and has been classified as current on the consolidated balance sheet as of September 30, 2015. The balloon payment will be approximately $1.5 million. We believe will be able to refinance, extend or replace this mortgage payable prior to the termination date.

From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes that if additional working capital is required, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted in order to meet unforeseen working capital requirements.

On July 19, 2012, we entered into the Loan Agreement with NTR, an affiliate of DGSE’s majority stockholder Elemetal, pursuant to which NTR, agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and have been completely amortized. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of September 30, 2015 and December 31, 2014, we had outstanding balances of $2,303,359 and $2,303,359, respectively, drawn on the NTR credit facility. Any additional drawdown of funds on the Loan Agreement require the approval of NTR.

On July 15, 2014, we received final notice from the Texas Comptroller of its consent to a payment agreement to pay amounts due by us under the Texas Comptroller’s decision (the “Decision”) in connection with the 2010 Sales Tax Audit (the “Payment Agreement”). As more fully discussed in the Legal Proceeding section of the Fiscal 2014 10-K, pursuant to the terms of the Payment Agreement, we agreed to pay approximately $1.1 million in taxes, penalties and interest. Pursuant to the terms of the Payment Agreement, we will pay the agreed amount provided in the Decision over an 18-month period, which began with an initial payment of $325,000 in June 2014, followed by monthly payments of $47,000 until all agreed tax amounts, penalty and accrued interest are paid. This expense was fully accrued in Fiscal 2014, but based on the terms of the Payment Agreement, DGSE will make payments of $47,000 per month for the balance of 2015. As of September 30, 2015, the balance of payments to the Texas Comptroller, related to the Decision, was approximately $182,000.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based upon the evaluation required by Section 11a-15(b) of the Securities Exchange Act of 1934, as amended, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, as of September 30, 2015, were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success depends on our ability to attract, retain and motivate qualified directors, management and other skilled employees. Recent changes in key personnel and directors could cause disruptions in our business.

Our future success and growth depend on the continued services of our directors, key management and employees. The loss of the services of any of these individuals or any other key employee or contractor could materially affect our business. The resignation of all three of our independent directors in August and September of 2015 caused us to be temporarily out of compliance with the continued listing requirements of the NYSE MKT, which require that 50% of the members of the Board are independent and that the audit committee of the Board be comprised of at least two members, all of whom are independent. We are also out of compliance with the governance reforms we agreed to make in connection with our Agreed Final Judgment with the SEC, which require us to have at least five Board members, at least three-fifths of whom are independent. The Board has since elected two new independent directors, and we are actively looking for a third independent director. On October 15, 2015, DGSE received a letter from the NYSE MKT confirming that, based on the addition of two new independent directors, DGSE has resolved the continued listing deficiencies described above and is now in compliance with the NYSE MKT’s continued listing standards. However, we cannot guarantee that we will be able to attract and retain an additional independent director in a reasonable amount of time. If we do not retain a third independent director in a timely manner to comply with the governance reforms set forth in our Agreed Final Judgment with the SEC, we may be the subject of additional enforcement actions and further lawsuits. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them. There are a limited number of people with knowledge of, and experience in, our industry. We do not have employment agreements with many of our key employees. We do not maintain life insurance policies on any of our employees. The loss of key personnel, especially without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on sales and operations. In recent months, our Chief Executive Officer and Chief Financial Officer have departed and we named a new Chief Executive Officer and new Chief Financial Officer. There can be no assurance that the recent changes in these two key positions, along with changes in the composition of our Board of Directors will not cause disruption to our operations. We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6.	Exhibits.

Exhibit		Filed	Incorporated		Date Filed	Exhibit
No.	Description	Herein	by Reference	Form	with SEC	No.

3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7

3.10	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1

3.11	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1

4.1	Specimen Common Stock Certificate		X	S-4	January 6, 2007	4.1

10.1	Offer Letter by and between DGSE and Matthew M. Peakes, dated September 4, 2015		X	8-K	September 11, 2015	10.1

10.2	Consulting, Separation and Release of Claims Agreement by and between DGSE and James D. Clem, dated September 4, 2015		X	8-K	September 11, 2015	10.2

10.3	Offer Letter by and between DGSE and Nabil J. Lopez, dated October 29, 2015		X	8-K	October 29, 2015	10.1

31.1	Certification pursuant to Rule 11a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Matthew M. Peakes	X

31.2	Certification pursuant to Rule 11a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Nabil J. Lopez	X

32.1	Certification pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Matthew M. Peakes	X

32.2	Certification pursuant to 18 U.S.C. Section 1150 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nabil J. Lopez	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE COMPANIES, INC. (Registrant)

Date: November 12, 2015	By:	/s/ MATTHEW M. PEAKES
Matthew M. Peakes
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015		/s/ NABIL J. LOPEZ
Nabil J. Lopez
Chief Financial Officer (Principal Financial Officer)

