Form 10-K
period 2015-12-31
DGSE COMPANIES INC
filed 2016-03-30
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

☒ Yes          ☐ No

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes          ☒ No

As of June 30, 2015, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price at which the common equity was last sold on the NYSE MKT Exchange (the “Exchange”) was $2,780,992.

As of the close of business on March 25, 2016, there were 12,298,446 shares of DGSE Companies, Inc. common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

PART I

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (this “Form 10-K”), including but not limited to the section of this Form 10-K entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

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

Customer Types

Retail

As of the end of the fiscal year ended December 31, 2015 (“Fiscal 2015”), our products and services were marketed through eight retail locations in Illinois, South Carolina, and Texas. During the year ended December 31, 2014 (“Fiscal 2014”), we closed our Southern Bullion Coin & Jewelry (“Southern Bullion”) operations, which included locations in Alabama, Florida, Georgia, and Tennessee. In Fiscal 2015, we closed three locations in the Dallas-Fort Worth (“DFW”) area and one in Summerville, South Carolina, as part of our reconfiguration of that market. Our retail locations operate under a variety of banners, including Charleston Gold & Diamond Exchange, Chicago Gold & Diamond Exchange (formerly Bullion Express), and Dallas Gold & Silver Exchange, and are supported by websites at www.CGDEinc.com and www.DGSE.com.

Our retail footprint has evolved significantly in recent years, growing and contracting largely in line with changes in the precious metals market. In 2011, as we acquired Southern Bullion, precious metal prices hit all-time highs, but by 2012 the markets had softened significantly. During the year ended December 31, 2013 (“Fiscal 2013”), the precious metals market experienced a significant downturn, as evidenced by a nearly 30% decrease in the price of an ounce of gold, as measured by London PM Fix, between January 1 and December 31, 2013. While prices were more stable in 2014, they remained well below levels reached in 2011. This downturn significantly changed the economics of our business, and led us to further evaluate the number and locations of retail stores, resulting in the closure of all Southern Bullion locations in the first half of Fiscal 2014. The volatility in the price per ounce of gold continued in Fiscal 2015, which decreased 11.5% as compared to Fiscal 2014.

As noted above, in early 2015, we also made the decision to close three of our DFW stores and one in South Carolina. Notwithstanding a significant uptick in precious metals pricing, we do not expect to open incremental retail locations in the next 12 months. However, we have recently embarked on a project to reconfigure our retail presence in DFW, which we expect will result in DGSE having fewer, but larger stores in the area. In January 2016, we opened a store in a new 4,400 square foot retail space in Euless, Texas, which will replace at least two much smaller locations in the western part of DFW. In late December 2015, we signed a lease on a new 15,120 square foot retail space in Dallas, Texas, which will replace our main showroom and potentially two smaller locations in the eastern part of the DFW area. We expect to move into this location during the summer of 2016.

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

We maintain relationships with numerous commercial consignment vendors across the country, which supply us with new and estate jewelry, which supplements jewelry that we purchase over the counter and enhances our overall jewelry offering. During Fiscal 2015, we began accepting consignment merchandise from individuals. Any sales made from this consignment jewelry stock are settled with our commercial and individual consignment vendors on a monthly or quarterly basis.

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

Bullion products are purchased and sold based on current market pricing for precious metals. This bullion inventory is subject to market value changes created by the underlying commodity markets. We periodically enter into futures contracts and utilize offsetting customer orders in order to hedge our exposure against changes in market prices. While we believe that we have effectively managed the commodity risk associated with our bullion activity, there are several national and international factors, which are out of our control but may affect margins, customer demand and transactional volume in our bullion business. These factors include but are not limited to: U.S. Federal Reserve policies, inflation rates, global economic uncertainty, governmental and private mint supply and other factors.

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

Scrap

Individual and wholesale customers sell their unwanted jewelry and other precious metals items to us at all of our retail locations. After we have purchased these valuables, they are processed at a centralized clearing house, where expert jewelers, gemologists and watchmakers sort items into three main resale categories: Retail Appropriate, Wholesale Appropriate and Refiner Appropriate. Those items deemed appropriate for resale at one of our retail locations are cleaned, serviced and repaired by our experienced jewelers so that they are in a like-new condition. The vast majority of these items are then individually tagged, placed on our e-commerce websites and sent to one of our retail locations for future retail sales. Other items that are not appropriate for our retail locations are grouped into wholesale lots and liquidated at national trade shows or through in-person dealer to dealer transactions. Items that are not appropriate for either retail or wholesale purposes are sold to the refiner.

Elemetal is also the principal refiner of our scrap related products. Several other refiners compete for our business on a regular basis.

Relationship with Elemetal, LLC.

Elemetal is a global precious metals conglomerate based in Dallas, Texas. Its principal holdings include: Elemetal Refining, LLC (formerly known as OPM Metals or OPM), the Ohio-based, largest American-owned refiner of “good delivery” gold and silver; Elemetal Direct, a Texas-based wholesale dealer of precious metals; Elemetal Capital, LLC, a leading market maker in the bullion and precious metals industries; Provident Precious Metals LLC, an online retailer of bullion and precious metal products; and Elemetal Recycling, LLC (formerly known as Echo Environmental), a Texas-based firm focusing on electronic waste recycling and precious metal recovery.

Through a series of transactions beginning in 2010, NTR Metals, LLC (“NTR”) became the largest shareholder of our Common Stock. In April 2012, NTR announced its merger with OPM, the largest American-owned refiner of “good delivery” gold and silver. The combined company was originally called Global Metals Holdings, LLC, and has since been rechristened as Elemetal. In January 2013, NTR announced it would contribute 4,393,142 of its shares of our Common Stock to Elemetal, in exchange for ownership units in Elemetal. NTR also agreed to contribute its option to buy 5,000,000 additional shares of DGSE.

In addition to being our largest shareholder, Elemetal is our primary supplier for bullion products and is our primary refiner of recyclable precious metal. These and other transactions with Elemetal are more fully described in Note 13 to our consolidated financial statements, Related Party Transactions.

Sales and Marketing

In Fiscal 2015, our advertising activities continued to rely on local television, radio, print, and digital media. Marketing activities centered on each of the major business categories, emphasizing our broad array of products, expertise, and price advantages compared to our local and regional competition. In Fiscal 2015, we spent $1,571,199 on advertising and marketing in our continuing operations, a 31% year-over-year decrease. Our advertising and marketing spending represents costs for traditional and digital media, in-store displays, brochures and informational pamphlets, production fees, and other related items.

In 2016, we anticipate our radio and digital presence to be a substantially more important part of our marketing strategy. As digital commerce platforms continue double-digit growth, we re-launched our website in 2015 to include what we believe is a state-of-the-art e-commerce platform. Our updated web platform unifies our broad array of inventory across every store and allows for online ordering and in-store pickup of items. The website is also designed to be viewed on a variety of platforms across a multitude of digital devices. We believe this enhanced web platform also allows for personalization of the shopping experience, including recommending inventory, and delivers a seamless digital experience for product research, purchase, and social sharing. Additionally, we anticipate that digital media and marketing will play an increasingly larger role in our overall advertising mix. We anticipate that social interaction and engagement, email marketing programs, and expert video tutorials will provide a stronger connection to our jewelry, bullion, and rare coin customers.

Seasonality

The retail and wholesale jewelry business is seasonal. We realized 27% and 35% of our annual jewelry sales in the fourth quarters of Fiscal 2015 and Fiscal 2014, respectively.

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

The bullion and rare coin industry in which we compete is dominated by substantially larger enterprises, which retail and wholesale bullion, rare coin and other precious metal products through traditional store front locations and via the internet.

We compete in these industries by taking advantage of core competencies in the following areas:

•	Pricing – We believe we offer competitive or industry leading price points across all of our product lines.
•	Selection – We offer a wide variety of inventory in each one of our product lines. We believe this diverse selection allows us to market to the widest variety of potential clients while immediately delivering items that competitors may have to back order.
•	Brick and Mortar Locations – We seek retail locations that simultaneously meet our client’s geographical needs while also providing a safe and attractive location to conduct business.
•	Web Portals – Our websites allow clients who are located both inside and outside of our brick and mortar footprint to conduct business with us in an efficient and cost effective manner.
•	Staff – We employ a staff of experts with many years of experience in their respective fields, such as jewelry, diamonds, premium and vintage watches, bullion and numismatic coins. We believe that when coupled with our corporate training programs, management structure and incentives for continuing education, our client facing sales associates are among the nation’s best.
•	Brand – We have spent millions of dollars over several decades advertising our brands and have spent countless hours reinforcing that marketing message with our clients on an individual basis. As a result, we believe that current and prospective clients place a significant amount of trust in our brands. Additionally, we believe that consumers have additional confidence in our brands as a result of our public company status.
•	Market Maker –While many of our competitors limit their participation to either buying or selling in certain markets, we both buy and sell at a retail level across all of our product lines and in all markets, creating a unique service for our retail customers. Our model makes it easy for a customer to upgrade to a higher quality watch, diamond or jewelry item from one they already own, to move a precious metal investment easily into a different metal, or to receive cash for an unused or unwanted item.

Employees

As of December 31, 2015, we employed 69 individuals, 68 of whom were full time employees. None of our employees are represented by a labor union and we believe that our current relations with employees are good. Our management follows the policy of keeping employees informed of decisions and encourages and implements employee suggestions whenever practicable.

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

Discontinued Operations

In February 2014, we elected to discontinue the operations of six of our Southern Bullion locations and in April 2014, we elected to discontinue the operations of the 17 remaining Southern Bullion locations, due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The significant change in the precious metals market in 2013, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. As a result, during 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations for Fiscal 2015 and Fiscal 2014.

Research & Development

We do not actively engage in research and development activities. As a result, we did not expend any amounts in Fiscal 2015 and Fiscal 2014 on research and development.

ITEM 1A. RISK FACTORS.

You should carefully review and consider the risks described below and the forward-looking statements contained in this Form 10-K before evaluating our business or making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information included or incorporated by reference in this report, including our consolidated financial statements and the related notes thereto. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Additional risks which we do not presently consider material, or of which we are not currently aware, may also have an adverse impact on our business. Please also see the section of this Form 10-K entitled “Special Note Regarding Forward-Looking Statements” on page 1.

In Fiscal 2014, we came to an agreed settlement with the SEC, stemming from an investigation of accounting irregularities. As part of this settlement we agreed to a series of corporate governance reforms, which were independently verified in Fiscal 2015. If we are unable to fully implement the corporate governance reforms, we could face additional enforcement actions by the SEC or other governmental or regulatory bodies, as well as additional shareholder lawsuits, all of which could have significant negative financial or operational implications.

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

In connection with the Agreed Final Judgment and as remedial measures in connection with the Accounting Irregularities, we have agreed to undertake certain corporate governance reforms, all of which we believe to be complete at this time (the “Corporate Governance Reforms”). The Corporate Governance Reforms include the appointment of two new independent directors to the Board, establishing the position of a Lead Independent Director on the Board and establishing reasonable term limits for members of the Board, among other reforms. We have engaged a consultant satisfactory to the SEC to confirm implementation of the Corporate Governance Reforms. Due to Board member resignations in the latter half of Fiscal 2015, we were unable to complete our confirmation with the consultant by the initial deadline; however, with the addition of new independent directors, we believe we are now in compliance with the Corporate Governance Reforms. If we fall out of compliance with the Corporate Governance Reforms, or if the independent consultant does not fully confirm our implementation, we may be the subject of additional enforcement actions and further lawsuits, which could be debilitating. The costs of such investigations and of defending lawsuits could be significant and could exceed the amount of any available insurance coverage we have, and we may not have sufficient resources in the future to satisfy such costs. These matters may continue for some time, and we have no way of anticipating when or how they may be resolved. As a result of the recent investigation and settlement, as well as any future investigations or lawsuits, we could face loss of reputation, decline in confidence from investors, fall in the market price for our shares, inability to acquire capital and failure to continue as a going concern.

The Loan Agreement with NTR is collateralized by a general security interest in our assets. If we were to default under the terms of the credit facility, NTR would have the right to foreclose on our assets.

In 2012, we entered into that certain Loan Agreement, dated July 19, 2012, by and between NTR and us (the “Loan Agreement”), pursuant to which NTR agreed to provide us a guidance line of revolving credit in an amount up to $7,500,000. In connection with the Loan Agreement, we granted a security interest in the securities and the respective personal property of each of our subsidiaries. If we were to default under the terms and conditions of the Loan Agreement, NTR would have the right to accelerate any indebtedness outstanding and foreclose on our assets in order to satisfy our indebtedness. Such a foreclosure could have a material adverse effect on our business, liquidity, results of operations and financial position. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017. As of December 31, 2015, the outstanding balance under the Loan Agreement was $2,303,359. In February 2016, NTR announced that it had made a proposal to convert the outstanding balance to common stock at a price of $0.394 per share. The Board is reviewing and considering the proposal. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Adverse economic conditions, including declines in employment levels, disposable income, consumer confidence and economic growth could result in decreased consumer spending that would adversely affect sales of consumer goods, particularly those, such as many of our products, which are viewed as discretionary items. In addition, events such as war, terrorism, natural disasters or outbreaks of disease could further suppress consumer spending on discretionary items. If any of these events should occur, our future sales could decline by driving up commodities prices, particularly gold.

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

Our future success and growth depend on the continued services of our directors, key management and employees. The loss of the services of any of these individuals or any other key employee or contractor could materially affect our business. The resignation of all three of our independent directors in August and September of 2015 caused us to be temporarily out of compliance with the continued listing requirements of the NYSE MKT, which require that 50% of the members of the Board are independent and that the audit committee of the Board be comprised of at least two members, all of whom are independent. As of December 31, 2015, we were also out of compliance with the Corporate Governance Reforms we agreed to make in connection with our Agreed Final Judgment with the SEC, which require us to have at least five Board members, at least three-fifths of whom are independent. The Board elected two new independent directors in 2015 and one new independent director in January 2016. On October 15, 2015, DGSE received a letter from the NYSE MKT confirming that, based on the addition of two new independent directors, DGSE has resolved the continued listing deficiencies described above and is now in compliance with the NYSE MKT’s continued listing standards. With the addition of the new independent director in 2016, we believe we are in compliance with the Corporate Governance Reforms set forth in our Agreed Final Judgment with the SEC; however, we must complete the process to confirm this compliance with an independent consultant. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them. There are a limited number of people with knowledge of, and experience in, our industry. We do not have employment agreements with many of our key employees. We do not maintain life insurance policies on any of our employees. The loss of key personnel, especially without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on sales and operations. In recent months, our Chief Executive Officer and Chief Financial Officer have departed and we named a new Chief Executive Officer and new Chief Financial Officer. There can be no assurance that the recent changes in these two key positions, along with changes in the composition of our Board, will not cause disruption to our operations. We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

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

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules, which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex and, while our management believes that the rules only cover less than 1% of annual worldwide gold production (based upon current estimates), the final rules require certain jewelry retailers and manufacturers that file with the SEC to exercise reasonable due diligence in determining the country of origin of the statutorily designated minerals that are used in products sold by us. Jewelry retailers or manufacturers who meet certain criteria were required to file certain reports with the SEC beginning in May 2014, disclosing their due diligence measures related to country of origin, the results of those activities, and related determinations. In conjunction with legal counsel, we have determined that we do not have sufficient control over manufacturing of any of our products to be included in the group of companies required to provide conflict minerals disclosure and reporting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We own a 20,456 square foot facility at 11311 Reeder Road, Dallas, Texas, which houses our largest retail operation. The land and buildings are subject to a mortgage maturing in August 2016, with a principal balance outstanding of $1,589,522 as of December 31, 2015.

In April 2013, we moved our principal corporate offices to office space at 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal and also serves as their headquarters. We lease space in the building subject to a lease that expired in December 2015. The Company continues to pay this lease on a month-to-month basis with no increase in rent.

In November 2013, we signed an agreement to lease a portion of our Reeder Road facility to a third party, beginning in January 2014. Under the terms of the five-year agreement, we will receive $5,000 per month in base rent initially, increasing to $7,500 per month after 24 months if certain conditions are not met. The lessee will also be required to pay additional rent based on revenue it generates using the facility. Additionally, under certain conditions, we have the right to terminate the agreement after 24 months.

We also lease various properties across the three markets in which we currently operate. These leases have a wide variety of terms, rents and expiration dates. We are constantly evaluating each of our locations in terms of profitability, effectiveness and fit with long-term strategy. During Fiscal 2013, we opened three new stores in existing markets and closed two unprofitable locations. As noted above, during Fiscal 2014, we discontinued operations of all of our Southern Bullion locations, resulting in the closing of 23 stores. In Fiscal 2015, we closed three stores in the DFW market, as part of an initiative to move toward fewer, but larger retail locations and one store in South Carolina. In addition, we opened a new, larger retail space in Euless, Texas in January 2016, which offers a larger selection of merchandise, including an onsite jewelry repair department, than stores closed in Fiscal 2015. In December 2015, we signed a lease on a new 15,120 square foot retail space in Dallas, Texas, which will replace our main showroom and potentially two smaller locations in the eastern part of the DFW area. We expect to move into this location during the summer of 2016.

The following table provides a summary of all materially significant locations out of which we and our subsidiaries operate as of the date of this report.

				Square
Location	State	Use	Rent/Own	Footage	Comments
Arlington	TX	Dallas Gold & Silver	Rent	2,824
Dallas	TX	Dallas Gold & Silver	Rent	3,338
Dallas	TX	Dallas Gold & Silver	Rent	2,100
Euless	TX	Dallas Gold & Silver	Rent	2,158	Moved to new location in January 2016
Euless	TX	Dallas Gold & Silver	Rent	4,400	New location opened January 2016
Southlake	TX	Dallas Gold & Silver	Rent	1,400
Dallas	TX	Dallas Gold & Silver	Own	20,546
Dallas	TX	Dallas Gold & Silver	Rent	15,120	New location to be open summer 2016
Dallas	TX	Corporate offices	Rent	4,500
Chicago	IL	Chicago Gold & Diamond	Rent	4,234
Mount Pleasant	SC	Charleston Gold & Diamond	Rent	2,678

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

In connection with the Agreed Final Judgment and as remedial measures in connection with the Accounting Irregularities, we have agreed to undertake certain corporate governance reforms, all of which we believe to be complete at this time (the “Corporate Governance Reforms”). The Corporate Governance Reforms include the appointment of two new independent directors to the Board, establishing the position of a Lead Independent Director on the Board and establishing reasonable term limits for members of the Board, among other reforms. We have engaged a consultant satisfactory to the SEC to confirm implementation of the Corporate Governance Reforms. Due to Board member resignations in the latter half of Fiscal 2015, we were unable to complete our confirmation with the consultant by the initial deadline; however, with the addition of new independent directors, we believe we are now in compliance with the Corporate Governance Reforms. The Agreed Final Judgment did not require the payment of any civil damages by us in connection with the Accounting Irregularities.

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

On July 15, 2014, we received final notice from the Texas Comptroller of its consent to the negotiated payment agreement (the “Payment Agreement”) to pay amounts due by us under the Texas Comptroller’s final decision in connection with the 2010 Sale Tax Audit (the “Decision”), as more fully discussed in our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2014. The Decision dismissed our Petition for Redetermination and concluded the 2010 Sales Tax Audit based on an agreement between the Texas Comptroller and DGSE, whereby we have agreed to pay: (i) tax due of $800,397; (ii) a 10% penalty; and (iii) interest. The total amount due as of the date of the Payment Agreement was approximately $1.1 million. Pursuant to the terms of the Payment Agreement, we paid an initial payment of $325,000 in July 2014, and in August 2014 began making monthly payments of $47,000 over an 18-month period, until all agreed tax amounts, penalty and accrued interest due under the Decision were paid. Interest accrued on the outstanding tax due, until all amounts were paid.

In Fiscal 2014, we recognized an additional expense of $104,958, to bring the total accrual in this matter to the approximately $1.1 million due, which was expected to cover all tax, penalty and interest through the term of the Payment Agreement. As of December 31, 2015, our remaining obligation under the Payment Agreement was $47,000. The final payment of $47,000 was submitted to the Texas Comptroller in January 2016 to fully satisfy the indebtedness associated with the 2010 Sale Tax Audit.

The Texas Comptroller conducted a sales and use tax audit of our operations in Texas with respect to the period December 1, 2009 through June 30, 2013 and subsequently sent us a preliminary assessment in September 2015 asserting that we owe an amount related to the report. Management believes any potential exposure associated with this audit has been adequately accrued in Fiscal 2015.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NYSE MKT (the “Exchange”), under the symbol “DGSE”. As of March 25, 2016, we had 447 record holders of our Common Stock.

The following table sets forth for the periods indicated, the per share high and low sales prices for our Common Stock as reported on the Exchange. We have not declared any dividends with respect to our Common Stock. We intend to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of Common Stock in the foreseeable future.

	2015		2014
	High	Low	High	Low

First	$1.75	$1.21	$2.60	$1.97
Second	$1.70	$0.29	$2.87	$1.45
Third	$0.77	$0.26	$1.85	$1.25
Fourth	$0.45	$0.25	$1.67	$1.03

Securities authorized for issuance under equity compensation plans.

On June 21, 2004, our shareholders approved the adoption of the 2004 Stock Option Plan (the “2004 Plan”) which reserved 1,700,000 shares of our Common Stock for issuance upon exercise of options to purchase our Common Stock. We granted options to purchase an aggregate of 1,459,634 shares of our Common Stock under the 2004 Plan to certain of our officers, directors, key employees and certain other individuals who provided us with goods and services. Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our Common Stock on the date of grant, as determined by the closing bid price for our Common Stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Plan, as of December 31, 2015, 845,634 have been exercised, 599,000 have expired, and 15,000 remain outstanding. No further issuances can be made pursuant to the 2004 Plan.

On June 27, 2006, our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”), which reserved 750,000 shares for issuance upon exercise of options to purchase our Common Stock or other stock awards. We subsequently granted options to purchase 150,000 shares of our Common Stock pursuant to the 2006 Plan, of which 100,000 have been exercised, 40,000 have expired, and 10,000 remain outstanding as of December 31, 2015.

In January 2014, we granted 112,000 Restricted Stock Units (“RSUs”) to management and key employees, subject to the 2006 Plan. Under the terms of the RSU Award Agreements from January 2014, 25% of these RSUs vested immediately, with the remaining 75% to vest ratably over the next three years, pending the each recipient’s continued employment by DGSE. On September 24, 2014, the Board awarded the three independent directors a total of 42,600 RSUs as compensation for their Board service. 100% of these RSUs vested on the day prior to DGSE’s 2015 Annual Meeting of Stockholders. On December 10, 2014, the Board awarded DGSE’s former Chief Executive Officer, James D. Clem, 75,000 RSUs as part of his compensation package. 100% of these RSUs vested immediately, and pursuant to this vesting, 75,000 shares of DGSE common stock were issued to Mr. Clem on December 18, 2014. On February 18, 2015, the Company issued 15,000 shares of DGSE’s common stock to management and key employees pursuant to the RSU Award Agreements.

As a result of these grants, as of December 31, 2015, there were 475,400 shares available for future grants under the 2006 Plan.

The following table summarizes options to purchase shares of Common Stock, and Restricted Stock Units (“RSUs”), outstanding as of December 31, 2015:

Plan Category	Column (a): Number of securities to be issued upon exercise of options		Column (b): Weighted average exercise price of outstanding options		Column (c): Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	29,000	(1)	3.70	(2)	475,400

Equity compensation plans not approved by security holders	None		-		None
	29,000		3.70		475,400

(1)	Includes 4,000 RSUs that were not vested as of December 31, 2015.

(2)	Weighted average exercise price does not include 4,000 RSUs issued to employees, management and directors of DGSE as incentive compensation for their continued services. Pursuant to the terms of individual Restricted Stock Unit Award Agreements, such RSUs will vest over time, contingent upon the continued service to DGSE by the recipient. Each vested RSU may be converted into one share of common stock, par value $0.01, of DGSE without additional consideration (other than such conversion and reduction in the number of RSUs held).

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

Overview of Fiscal 2015

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing, with the greatest impact relating to gold. Following a turbulent Fiscal 2013, Fiscal 2014 produced much more stability in gold pricing, albeit at significantly lower prices than were seen between 2010 and 2012. Despite this generally stable pricing, overall demand for gold in 2014 dropped 4% by weight, according to the World Gold Council (the “WGC”). The WGC reported in 2015 that annual demand of gold slightly decreased as compared to 2014 while the price of an ounce of gold declined 11.5% as compared to 2014. However, during the last half of 2015, the demand for gold increased by 6% and 7% as compared to the same period of 2014 and 2013, respectively. An overall bright spot in the market was demand for physical gold in the form of bullion bars and coins, which jumped by 53% as compared to 2014, with demand concentrated in the second half of the year.

As seen in the previous years, the market for buying and selling of pre-owned or “scrap” gold remains extremely negative. According to the WGC, the supply of recycled gold was down an additional 7% in 2015, and is now at its lowest point since 2007. Scrap gold purchases have historically been a critical profit engine for all of our locations, and the downturn in this category has had significant impact on our revenue, profitability and long-term growth plans.

The impact of the precious metals market on DGSE mirrors much of what the WGC reports on a macroeconomic level. DGSE scrap purchases continued to deteriorate in Fiscal 2015, while we saw a 2% growth in our bullion business. Our Fairchild International wholesale watch business also continued to see growth, with a 4% increase in revenue in Fiscal 2015. While the precious metals industry continues to be a challenging environment for DGSE, our focus will be to continue in growing our jewelry, diamond and fine watch business, which we believe will be a growth and profit engine into the future.

In Fiscal 2015, we completed the re-launch of our new websites, which greatly expanded our e-commerce presence and increased our reach of internet customers.

As noted above, the scrap gold buying model has seen a substantial reduction in recent years, and as a result we continue to adapt our retail strategy to meet the demands of the now-current market. The focus of our marketing and merchandising efforts in Fiscal 2015 was growing our jewelry, diamond and watch businesses, and we have seen good results at most of our locations. We continue to believe that the most successful locations will be those that can sustain our full retail “exchange” model: engaging in both buying and selling of precious metals and related merchandise, while maintaining a robust and diverse inventory across all jewelry categories and providing critical services such as watch and jewelry repair. Those locations that have historically been primarily scrap buying shops simply no longer make economic sense in the current environment. In recent years, DGSE has had many small locations spread across the DFW area in order to provide multiple scrap collection sites. We are now focusing on developing larger, full-service stores, with broad inventory offerings across all categories, while also providing value-added services that help drive retail traffic. During Fiscal 2015, we closed our three outlying stores in DFW and one store in South Carolina, and signed a lease on a new location in the western part of the DFW area. We will continue to focus on evolving our business across all of our markets, in an effort to drive efficiency across our geographical footprint, and maximize profitability.

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

Impairment of Long-Lived and Amortized Intangible Assets. We perform impairment evaluations of our long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on our evaluations, no impairment was required as of December 31, 2015 or 2014.

In relation to the 2011 acquisition of Southern Bullion, the excess of purchase price over tangible assets acquired was calculated at approximately $3.4 million. Since the acquisition of Southern Bullion this excess value had been accounted for as an intangible asset with a 15-year life attributed to the “Southern Bullion Coin & Jewelry” trade name. With the closure of all Southern Bullion stores in Fiscal 2014, the unamortized portion of this intangible asset, approximately $2.9 million, was written off as of the quarter ended June 30, 2014. The impact of this write off is captured in the Discontinued Operations section of the statement of operations for the year ended December 31, 2014.

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

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2015 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of December 31, 2015 and 2014, our allowance for returns was $28,402 and $29,814, respectively.

Accounts Receivable. We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging. The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. As of December 31, 2015 and 2014, our allowance for doubtful accounts was $12,772 and $12,772, respectively.

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

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during Fiscal 2015 and Fiscal 2014, respectively.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues. Revenues from continuing operations decreased by $9,825,017 or 13.9% in Fiscal 2015, to $60,917,739, compared to $70,742,756 in the prior year. Bullion sales increased approximately 2% compared to Fiscal 2014, while jewelry and scrap sales were down approximately 15% and 40%, respectively, compared to the prior year. Our scrap business has historically been one of our largest revenue and profit drivers, and in Fiscal 2015 that business continued to contract in line with the industry.

Gross Margin. Gross margin decreased in Fiscal 2015 by $2,925,624 to $9,725,844 compared to $12,651,468 in the prior year. The decrease in gross profit dollars was due to decreased sales and lower gross margin as a percentage of revenue. Gross margin as a percentage of revenue was 16.0% compared to 17.9% in the prior year, due to growth in the low margin bullion sales during Fiscal 2015 as compared to the prior year.

Selling, General and Administrative. Selling, general and administrative expenses decreased $1,523,606 or 12% in Fiscal 2015, to $11,149,194 compared to $12,672,800 in the prior year. The overall decrease in SG&A was achieved primarily through continued efforts to reduce expenses at all levels, including store-level operating expenses, corporate overhead, and advertising expense. The decrease was partially offset by an accrual of approximately $360,000 related to a potential Texas sales tax assessment based on a preliminary assessment by Management in connection with the audit of fiscal year 2010 through June 2013 of our Texas sales tax and an accrual of approximately $173,000 related to the accelerated recognition of rent expense associated with the four stores closed during Fiscal 2015.

Depreciation and Amortization. Depreciation and amortization increased by $153,471 or 40.2% in Fiscal 2015, to $535,222 compared to $381,751 in Fiscal 2014. This increase was due to one-time write off of assets formerly utilized in four stores closed during Fiscal 2015.

Other Income. Other income decreased by $166,170 or 95% in Fiscal 2015, to $8,019 compared to $174,189 in Fiscal 2014. The decrease in the current period is primarily due to a one-time reimbursement of $106,250 in Fiscal 2014 from our former Chief Executive and Chairman, Dr. L.S. Smith, related to cash bonuses he received during the period covered by the Accounting Irregularities. In 2014, Dr. Smith agreed to this payment as part of the resolution of a Securities and Exchange Commission administrative proceeding instituted against him, related to the Accounting Irregularities.

Interest Expense. Interest expense increased by $6,585 or 2% in Fiscal 2015, to $347,967 compared to $341,382 in Fiscal 2014. The increase is primarily due to a higher balance in trade payables to Elemetal Capital, on which the Company pays interest.

Income (Loss) from Discontinued Operations. Discontinued operations in Fiscal 2015 generated income of $78,021 compared to a loss of $3,888,038 related to operations of the Southern Bullion locations closed down in February and April of 2014. For Fiscal 2015, the income relates to adjustments in accrued expenses related to the wind down of all Southern Bullion operations. For Fiscal 2014, discontinued operations includes the write-off of the $2.9 million intangible asset attributed to the “Southern Bullion Coin & Jewelry” trade name, as well as the write-off of approximately $296,000 related to the net book value of fixed assets previously utilized in Southern Bullion operations.

Net Loss. We recorded a net loss of $2,252,301 in Fiscal 2015, compared to a net loss of $4,523,731 in Fiscal 2014, a decrease in net loss of $2,266,870. The great majority of this loss, $3,888,038, related to the discontinued operations of Southern Bullion in Fiscal 2014, and the non-cash write off of the Southern Bullion intangible asset.

Liquidity and Capital Resources

During Fiscal 2015 and Fiscal 2014, cash provided by (used in) operating activities totaled $133,854 and ($1,582,762), respectively, an increase of $1,716,616. Cash provided by operating activities for the year ended December 31, 2015, was driven largely by a decrease in inventories of $1,578,651 and a decrease in trade receivables of $674,228 due to increased collection efforts at year end. The increase was partially offset by a $509,773 decrease in accounts payable and accrued expenses due to the timing of vendor payments and the loss from continuing operations of $2,330,322.

During Fiscal 2015 and Fiscal 2014, cash used in investing activities totaled $437,059 and $155,347, respectively, an increase of $281,712, or 181%. The cash used in both years was the result of purchases of property and equipment. In the current year, property and equipment purchases primarily related to the build out of the Company’s new store in Euless, Texas.

During Fiscal 2015 and Fiscal 2014, cash used in financing activities totaled $143,515 and $212,685, respectively, a decrease of $69,170. The use of cash in financing activities during both periods was primarily the result of repayment of debt, and payments on capital lease obligations. During Fiscal 2014, repayments on our related-party line of credit with NTR totaled $80,000.

We expect our capital expenditures to total approximately $600,000 during the next twelve months. These expenditures will be largely driven by the build out of the new location to consolidate three stores in the eastern part of DFW, upgrades and repairs of existing facilities, and the purchase of a new point-of-sale system. As of December 31, 2015, there were no commitments outstanding for capital expenditures.

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

Our ability to finance our operations and working capital needs are dependent upon management’s ability to negotiate extended terms or refinance the Company’s debt. We have historically renewed, extended or replaced short-term debt as it matures and management believes that we will be able to continue to do so in the near future. In August 2016, our mortgage payable on our largest retail location is due and has been classified as current on the consolidated balance sheet as of December 31, 2015. The balloon payment will be approximately $1.5 million. We believe we will be able to refinance, extend or replace this mortgage payable prior to the termination date.

From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes that if additional working capital is required, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted in order to meet unforeseen working capital requirements.

On July 19, 2012, we entered into the Loan Agreement with NTR, an affiliate of DGSE’s majority stockholder Elemetal, pursuant to which NTR, agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs were included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and were completely amortized as of Fiscal 2014. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of December 31, 2015 and 2014, we had outstanding balances of $2,303,359 and $2,303,359, respectively, drawn on the NTR credit facility. Any additional drawdown of funds on the Loan Agreement require the approval of NTR.

On February 8, 2016, Elemetal and NTR announced their intentions to convert a portion of the Company’s bullion payable and the outstanding amount under the Loan Agreement, including accrued interest, owed to them into shares of the Company’s common stock. Under the terms of the non-binding proposal (the “Proposal”) from Elemetal, the Company would exchange $2.5 million of the bullion payable owed to Elemetal into 6,345,177 shares of the Company’s common stock at an exercise price of $0.394 per share. The proposed exercise price represents an approximately 15% premium over the 120-day moving average closing price of the Company’s stock as of the date of the proposal. In addition, Elemetal would receive a one-year option to purchase 2,538,071 shares of the Company’s common stock at the same exercise price of $0.394 per share. Under the terms of the Proposal from NTR, the Company would exchange all amounts outstanding, including accrued interest, associated with the Loan Agreement into 6,079,154 shares of the Company’s common stock at an exercise price of $0.394 per share. The proposed exercise price represents an approximately 15% premium over the 120-day moving average closing price of the Company’s stock as of the date of the Proposal.

On February 10, 2016, the Company acknowledged the receipt of the non-binding proposal from Elemetal and NTR to convert certain debt the Company owes to Elemetal and NTR into shares of the Company’s common stock. The Board, in accordance with its fiduciary duties, is in the process of reviewing and considering the proposal. There can be no assurance that this process will result in any transaction in the future, and no decision has been made to enter into any transaction at this time.

On July 15, 2014, we received final notice from the Texas Comptroller of its consent to a payment agreement to pay amounts due by us under the Texas Comptroller’s decision (the “Decision”) in connection with the 2010 Sales Tax Audit (the “Payment Agreement”). As more fully discussed in the Legal Proceeding section of the this report, pursuant to the terms of the Payment Agreement, we agreed to pay approximately $1.1 million in taxes, penalties and interest. Pursuant to the terms of the Payment Agreement, we were to pay the agreed amount provided in the Decision over an 18-month period, which began with an initial payment of $325,000 in June 2014, followed by monthly payments of $47,000 until all agreed tax amounts, penalty and accrued interest are paid. This expense was fully accrued in Fiscal 2014, but based on the terms of the Payment Agreement, DGSE made payments of $47,000 per month through all of 2015. As of December 31, 2015, the balance of payments to the Texas Comptroller, related to the Decision, was $47,000. The final payment of $47,000 was submitted to the Texas Comptroller in January 2016 to fully satisfy the indebtedness associated with the 2010 Sale Tax Audit.

In October 2007, we purchased a retail location, with office and storage facilities in Dallas, Texas. In connection with the purchase, we assumed a loan with a remaining principal balance at that time of $2,323,484 and an interest rate of 6.70%. The loan has required monthly payments of $23,281 with a balloon payment of $1,508,962 due on August 1, 2016. As discussed above, we believe we will be able to refinance, extend or replace this mortgage payable prior to the termination date. As of December 31, 2015, the outstanding balance of the loan was $1,589,522. In November 2013, we signed an agreement to lease a portion of this facility to a third party, beginning in January 2014. Under the terms of the five-year agreement, we will receive $5,000 per month in base rent initially, increasing to $7,500 per month after 24 months. The lessee will also be required to pay additional rent based on revenue it generates using the facility. Under certain conditions, we have the right to terminate the agreement after 24 months.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2015, our internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2015, no changes occurred that our management believes have materially affected, or are likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2016 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2016 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2016 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2016 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2016 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Index to Exhibits

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1
3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2
3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3
3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4
3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5
3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6
3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0
3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	8-K	May 31, 2007	3.1
3.9	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7
3.10	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1
3.11	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
4.1	Specimen Common Stock Certificate		X	S-4	January 6, 2007	4.1
10.1	Lock-up Agreement, dated September 11, 2012, by and among DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.2
10.2	Form of Option Grant Agreement		X	8-K	September 16, 2011	10.4
10.3	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.5
10.4	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	September 16, 2011	10.7
10.5	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	October 28, 2011	10.2
10.6	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	July 20, 2012	10.1
10.7	Guaranty and Security Agreement, dated July 19, 2012, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC		X	8-K	July 20, 2012	10.2
10.8	Revolving Credit Note granted in favor of NTR Metals, LLC		X	8-K	July 20, 2012	10.3
10.9	Amendment to Loan Agreement and Revolving Credit Note, dated February 25, 2014, by and between the Company and NTR		X	8-K	March 5, 2014	10.1
10.10	Office Space Lease, dated January 21, 2013, by and between 15850 Holdings, LLC and the Company		X	8-K	March 27, 2014	10.21

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
10.11	Separation & Release of Claims Agreement dated April 17, 2014, by and between the Registrant and James J. Vierling		X	8-K	April 21, 2014	10.1
10.12	Payment Agreement, dated July 11, 2014		X	8-K	July 17, 2014	10.1
10.13	Second Amendment to Loan Agreement and Revolving Credit Note, dated January 26, 2015, by and between the Company and NTR		X	8-K	February 6, 2015	10.1
10.14	Offer Letter by and between DGSE and Matthew M. Peakes, dated September 4, 2015		X	8-K	September 11, 2015	10.1
10.15	Consulting, Separation and Release of Claims Agreement by and between DGSE and James D. Clem, dated September 4, 2015		X	8-K	September 11, 2015	10.2
10.16	Offer Letter by and between DGSE and Nabil J. Lopez, dated October 29, 2015		X	8-K	October 29, 2015	10.1
14.1	Business Conduct & Ethics Policy		X	10-K/A	December 19, 2012	10.1
21.1	Subsidiaries of the Registrant		X	10-K	March 27, 2014	21.1
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Matthew M. Peakes	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Nabil J. Lopez	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Matthew M. Peakes	X

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nabil J. Lopez	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DGSE Companies, Inc.

We have audited the accompanying consolidated balance sheets of DGSE Companies, Inc. and subsidiaries (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 30, 2016

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$1,752,711	$2,184,435
Trade receivables, net of allowances	229,848	904,076
Inventories	9,565,506	11,144,157
Prepaid expenses	106,547	104,513
Assets related to discontinued operations	-	49,729
Total current assets	11,654,612	14,386,910

Property and equipment, net	4,281,388	4,365,767
Intangible assets, net	13,784	27,568
Other assets	204,226	128,356
Total assets	$16,154,010	$18,908,601

LIABILITIES
Current Liabilities:
Current maturities of long-term debt	$1,589,522	$131,003
Current maturities of capital leases	12,069	11,529
Accounts payable-trade	5,689,056	5,831,736
Accrued expenses	1,174,458	1,541,552
Customer deposits and other liabilities	1,309,648	1,082,778
Liabilities related to discontinued operations	190,810	303,564
Total current liabilities	9,965,563	8,902,162

Line of credit, related party	2,303,359	2,303,359
Long-term debt, less current maturities	13,664	1,616,237
Total liabilities	12,282,586	12,821,758

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,296,446 and 12,238,846 shares issued and outstanding, respectively	122,964	122,388
Additional paid-in capital	34,267,577	34,231,271
Accumulated deficit	(30,519,117)	(28,266,816)
Total stockholders' equity	3,871,424	6,086,843
Total liabilities and stockholders' equity	$16,154,010	$18,908,601

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

Revenue:
Sales	$60,917,739	$70,742,756
Cost of goods sold	51,191,895	58,091,288
Gross margin	9,725,844	12,651,468

Expenses:
Selling, general and administrative expenses	11,149,194	12,672,800
Depreciation and amortization	535,222	381,751
	11,684,416	13,054,551

Operating loss	(1,958,572)	(403,083)

Other expense (income):
Other income, net	(8,019)	(174,189)
Interest expense	347,967	341,382
	339,948	167,193

Loss from continuing operations before income taxes	(2,298,520)	(570,276)

Income tax expense	31,802	65,417

Loss from continuing operations	(2,330,322)	(635,693)

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	78,021	(3,888,038)

Net loss	$(2,252,301)	$(4,523,731)

Basic net loss per common share:
Loss from continuing operations	$(0.19)	$(0.05)
Income (loss) from discontinued operations	0.01	(0.32)
Net loss per share	$(0.18)	$(0.37)

Diluted net loss per common share:
Loss from continuing operations	$(0.19)	$(0.05)
Income (loss) from discontinued operations	0.01	(0.32)
Net loss per share	$(0.18)	$(0.37)

Weighted-average number of common shares
Basic	12,275,525	12,216,787
Diluted	12,275,525	12,216,787

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	12,175,584	$121,755	$34,045,654	$(23,743,085)	$10,424,324

Stock issued to officers and certain employees	48,000	480	99,520	-	100,000

Stock issued to officer	75,000	750	85,500	-	86,250

Forfeiture of stock by former CEO	(59,738)	(597)	597	-	-

Net loss	-	-	-	(4,523,731)	(4,523,731)

Balance at December 31, 2014	12,238,846	122,388	34,231,271	(28,266,816)	6,086,843

Stock issued to directors, officers and employees	57,600	576	36,306	-	36,882

Net loss	-	-	-	(2,252,301)	(2,252,301)

Balance at December 31, 2015	12,296,446	$122,964	$34,267,577	$(30,519,117)	$3,871,424

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$(2,252,301)	$(4,523,731)
Income (loss) from discontinued operations, net of tax	78,021	(3,888,038)
Loss from continuing operations, net of tax	(2,330,322)	(635,693)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	535,222	381,751
Stock based compensation to employees, officers and directors	36,882	148,500

Changes in operating assets and liabilities:
Trade receivables, net	674,228	(741,406)
Inventories	1,578,651	372,863
Prepaid expenses	(2,034)	34,087
Other assets	(75,870)	45,629
Accounts payable and accrued expenses	(509,773)	78,672
Customer deposits and other liabilities	226,870	(1,267,165)

Net cash provided by (used in) operating activities of continuing operations	133,854	(1,582,762)

Cash Flows From Investing Activities:
Purchases of property and equipment	(437,059)	(155,347)

Net cash used in investing activities of continuing operations	(437,059)	(155,347)

Cash Flows From Financing Activities:
Repayment of debt	(131,004)	(122,536)
Payments on capital lease obligations	(12,511)	(10,149)
Repayment of line of credit with related party	-	(80,000)

Net cash used in financing activities of continuing operations	(143,515)	(212,685)

Cash Flows From Discontinued Operations:
Net cash provided by operating activities of discontinued operations	14,996	1,497,503

Net change in cash	(431,724)	(453,291)
Cash, beginning of period	2,184,435	2,637,726
Cash, end of period	$1,752,711	$2,184,435

Supplemental Disclosures:
Cash paid during the period for:
Interest	$266,546	$295,363
Income taxes	$70,425	$102,189

Noncash item:
Transfer of inventory from discontinued operations	$-	$1,524,864
Transfer of equipment from discontinued operations	$-	$83,247

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

Notes to Consolidated Financial Statements

Note 1 – Summary of Accounting Policies and Nature of Operations

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations

DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. DGSE operates eight jewelry stores at both the retail and wholesale level, throughout the United States through its facilities in Illinois, South Carolina, and Texas. The Company also maintains a presence in the retail market through our ecommerce sites, www.dgse.com and www.cgdeinc.com.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

The Company operates the business as one operating and one reportable segment under a variety of banners including Charleston Gold & Diamond Exchange, Chicago Gold & Diamond Exchange (formerly Bullion Express) and Dallas Gold & Silver Exchange. The Company’s fiscal year ends are December 31, 2015 (“Fiscal 2015”) and December 31, 2014 (“Fiscal 2014”).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount reported in the consolidated balance sheet approximates fair value.

Inventories

All inventory is valued at the lower of cost or market. The Company acquires a majority of its inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and collectibles. The Company acquires these items based on its own internal estimate of the fair market value of the items at the time of purchase. The Company considers factors such as the current spot market price of precious metals and current market demand for the items being purchased. The Company supplements these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases of new merchandise can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on the Company’s consolidated balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance. The majority of the Company’s inventory has some component of its value that is based on the spot market price of precious metals. Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of the Company’s inventory and could positively or negatively impact the profitability of the Company. The Company regularly monitors these fluctuations to evaluate any necessary impairment to its inventory.

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

Impairment of Long-Lived Assets and Amortized Intangible Assets

The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on the Company’s evaluations no impairment was required as of December 31, 2015 or 2014 for continuing operations.

In relation to the 2011 acquisition of Southern Bullion, the excess of purchase price over tangible assets acquired was calculated at approximately $3.4 million. Since the acquisition of Southern Bullion, this excess value had been accounted for as an intangible asset with a 15-year life attributed to the “Southern Bullion Coin & Jewelry” trade name. With the closure of all Southern Bullion stores in the year ended December 31, 2014, the unamortized portion of this intangible asset, approximately $2.9 million, was written off as of the quarter ended June 30, 2014. The impact of this write off is captured in the Discontinued Operations section of the consolidated statement of operations for the year ended December 31, 2014.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, short-term debt, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The line of credit, related party does not bear a market rate of interest. Management believes that, based on the Company’s situation at the time the line was negotiated, it could not have obtained comparable financing, and as such cannot estimate the fair value of the line of credit, related party. The carrying amounts reported for the Company’s long-term debt and capital lease approximate fair value because substantially all of the underlying instruments have variable interest rates, which adjust frequently or the interest rates approximate current market rates. None of these instruments are held for trading purposes.

Advertising Costs

Advertising costs are expensed as incurred, and amounted to $1,571,199 and $2,276,603 for Fiscal 2015 and Fiscal 2014, respectively.

Accounts Receivable

The Company records trade receivables when revenue is recognized. When appropriate, the Company will record an allowance for doubtful accounts, which is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. As of December 31, 2015 and 2014, DGSE’s allowance for doubtful accounts was $12,772 and $12,772, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

The Company accounts for its position in tax uncertainties in accordance with ASC 740. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2015 and 2014.

The Company’s federal income tax returns and major state income tax return for the years subsequent to December 31, 2011 and December 31, 2010, respectively, remain subject to examination. The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. The Company recognizes accrued interest and penalties resulting from audits by tax authorities in the provision for income taxes in the consolidated statements of operations. During Fiscal 2015 and Fiscal 2014, the Company did not incur any federal income tax interest or penalties.

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

The Company has a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. DGSE has established an allowance for estimated returns, which is based on the Company’s review of historical returns experience, and reduces the Company’s reported revenues and cost of sales accordingly. As of December 31, 2015 and 2014, DGSE’s allowance for returns was $28,402 and $29,814, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses, and amounted to $102,663 and $91,103, for 2015 and 2014, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense for Fiscal 2015 and Fiscal 2014 amounted to $36,882 and $148,500 respectively, and includes compensation expense for new stock-based awards granted during Fiscal 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of certain estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including depreciation of property and equipment and amortization or impairment of intangible assets. The Company evaluates its estimates and assumptions on an ongoing basis and relies on historical experience and various other factors that it believes to be reasonable under the circumstances to determine such estimates. Because uncertainties with respect to estimates and assumptions are inherent in the preparation of financial statements, actual results could differ from these estimates.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard is to be applied retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the new standard, but does not anticipate a material impact to the consolidated financial statements once implemented in 2018.

On July 22, 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 will not apply to inventories that are measured using either the last-in, first-out (“LIFO”) method or the retail inventory method. ASU 2015-11 is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. However, early application is permitted. The Company is evaluating the financial statement implications of adopting ASU 2015-11.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and liabilities as non current in a classified balance sheet. Entities are permitted to apply ASU 2015-17 prospectively or retrospectively. For the Company, the new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those years. However, early adoption is permitted. The Company has adopted this standard on a retrospective basis. The adoption of this did not have an impact on the Company’s consolidated balance sheet as the Company currently has a full valuation allowance recorded on its deferred tax assets.

On February 25, 2016, the FASB issued its new lease accounting guidance in Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the financial statement implications of adopting ASU 2016-02.

Note 2 – Concentration of Credit Risk

The Company maintains cash balances in financial institutions in excess of federally insured limits. Other than Elemetal, LLC (“Elemetal”), the Company has no retail or wholesale customers that account for more than 10% of its revenues. During Fiscal 2015, 24% of sales and 26% of purchases were transactions with Elemetal, and in Fiscal 2014 these transactions represented 23% of sales and 26% of purchases. Elemetal accounted for 74% and 24% of the Company’s accounts receivable, as of December 31, 2015 and 2014, respectively.

Note 3 – Inventories

Inventories consist of the following:

	December 31,
	2015	2014
Jewelry	$8,365,828	$9,755,580
Scrap gold	506,560	536,181
Bullion	357,644	493,368
Rare coins and Other	335,474	359,028
	$9,565,506	$11,144,157

Note 4 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2015	2014
Building and improvements	$3,285,381	$3,212,199
Machinery and equipment	1,874,598	1,800,626
Furniture and fixtures	442,041	386,144
	5,602,020	5,398,969
Less: accumulated depreciation	(2,481,102)	(2,193,672)
	3,120,918	3,205,297
Land	1,160,470	1,160,470

Total property and equipment	$4,281,388	$4,365,767

Depreciation expense was $521,438 and $353,340 for Fiscal 2015 and Fiscal 2014, respectively, excluding discontinued operations.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	December 31,		Current
	2015	2014	Interest Rate	Maturity

NTR line of credit (1)	$2,303,359	$2,303,359	2.0%	August 1, 2017
Mortgage payable (2)	1,589,522	1,720,525	6.7%	August 1, 2016
Capital lease (3)	25,733	38,244	Various	Various
Sub-Total	3,918,614	4,062,128
Less: Current portion, capital lease	12,069	11,529
Less: Current maturities	1,589,522	131,003
Long-term debt	2,317,023	3,919,596
Less: Line of credit (1)	2,303,359	2,303,359
Long term debt, less current maturities	$13,664	$1,616,237

(1)	On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC (“NTR”), an affiliate of DGSE’s largest stockholder Elemetal, pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs were included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and have been completely amortized as of Fiscal 2014. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of December 31, 2014 and 2015, the outstanding balance of the NTR loan was $2,303,359 and $2,303,359, respectively.
(2)	On July 11, 2006, DGSE entered into a promissory note for $2,530,000 related to the mortgage on its largest retail location in Dallas, Texas with The Ohio National Life Insurance Company. The note bears an interest rate of six and seventy one-hundredths of one percent (6.70%) per annum, with a balloon payment of approximately $1.5 million on August 1, 2016 for the outstanding balance. Monthly principal payment payments of $20,192 plus accrued interest are required. The note is secured by the land and building. As of December 31, 2015 and 2014, the outstanding balance of the note was $1,589,522 and $1,720,525, respectively.
(3)	On April 3, 2013, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2013. At the end of the lease in May 2018, the equipment can be purchased for $1.

Maturities of DGSE’s long-term obligations over the next five years are as follows:

	Total	2016	2017	2018	2019	2020	Thereafter
Line of credit, related party	$2,303,359	$-	$2,303,359	$-	$-	$-	$-
Long-term debt and capital lease	1,615,255	1,601,591	12,590	1,074	-	-	-
Total	$3,918,614	$1,601,591	$2,315,949	$1,074	$-	$-	$-

On February 8, 2016, Elemetal and NTR announced their intentions to convert a portion of the Company’s bullion payable and the outstanding amount under the Loan Agreement, including accrued interest, owed to them into shares of the Company’s common stock. Under the terms of the non-binding proposal (the “Proposal”) from Elemetal, the Company would exchange $2.5 million of the bullion payable owed to Elemetal into 6,345,177 shares of the Company’s common stock at an exercise price of $0.394 per share. The proposed exercise price represents an approximately 15% premium over the 120-day moving average closing price of the Company’s stock as of the date of the proposal. In addition, Elemetal would receive a one-year option to purchase 2,538,071 shares of the Company’s common stock price at the same exercise price of $0.394 per share. Under the terms of the Proposal from NTR, the Company would exchange all amounts outstanding, including accrued interest, associated with the Loan Agreement into 6,079,154 shares of the Company’s common stock at an exercise price of $0.394 per share. The proposed exercise price represents an approximately 15% premium over the 120-day moving average closing price of the Company’s stock as of the date of the Proposal.

On February 10, 2016, the Company acknowledged the receipt of the non-binding proposal from Elemetal and NTR to convert certain debt the Company owes to Elemetal and NTR into shares of the Company’s common stock. The Company’s board of directors, in accordance with its fiduciary duties, is in the process of reviewing and considering the proposal. There can be no assurance that this process will result in any transaction in the future, and no decision has been made to enter into any transaction at this time.

Note 6 – Basic and Diluted Average Shares

A reconciliation of basic and diluted average common shares is as follows:

	Year Ended December 31,
	2015	2014
Basic weighted average shares	12,275,525	12,216,787
Effect of potential dilutive securities	-	-
Diluted weighted average shares	12,275,525	12,216,787

For the years ended December 31, 2015 and 2014, approximately 5,025,000 and 5,030,000 common stock options, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive. For the years ended December 31, 2015 and 2014, there were 4,000 and 87,600 unvested Restricted Stock Units (“RSUs”), respectively, not added to the diluted average shares because inclusion of such shares would be antidilutive.

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

On May 30, 2014, the Board issued 20,000 shares of DGSE common stock to James Vierling, DGSE’s former Chief Executive Officer and Chairman, pursuant to a Separation and Release of Claims Agreement, dated April 17, 2014, between Mr. Vierling and the Company.

On December 10, 2014, the Board awarded DGSE’s former Chief Executive Officer, James D. Clem, 75,000 RSUs as consideration for services rendered to the Company, and to encourage the continuation of such service. 100% of these RSUs vested immediately, and pursuant to this vesting, 75,000 shares of DGSE common stock were issued to Mr. Clem on December 18, 2014.

On November 12, 2014, our former Chief Executive and Chairman, Dr. L.S. Smith, agreed to forfeit 59,738 shares of DGSE common stock which he had previously received as compensation during the period covered by the Accounting Irregularities. These shares were returned to the Company and subsequently cancelled. Dr. Smith agreed to this forfeiture as part of the resolution of an SEC administrative proceeding instituted against him, related to the Accounting Irregularities.

Note 8 – Stock Options and Restricted Stock Units

On June 21, 2004, our shareholders approved the adoption of the 2004 Stock Option Plan (the “2004 Plan”), which reserved 1,700,000 shares of our Common Stock for issuance upon exercise of options to purchase our Common Stock. We granted options to purchase an aggregate of 1,459,634 shares of our Common Stock under the 2004 Plan to certain of our officers, directors, key employees and certain other individuals who provided us with goods and services. Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our Common Stock on the date of grant, as determined by the closing bid price for our Common Stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Plan, as of December 31, 2015, 845,634 have been exercised, 599,000 have expired, and 15,000 remain outstanding. No further issuances can be made pursuant to the 2004 Plan.

On June 27, 2006, our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”), which reserved 750,000 shares for issuance upon exercise of options to purchase our Common Stock or other stock awards. We subsequently granted options to purchase 150,000 shares of our Common Stock pursuant to the 2006 Plan, of which 100,000 have been exercised, 40,000 have expired, and 10,000 remain outstanding as of December 31, 2015.

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

The following table summarizes the activity in common shares subject to options:

	Year Ended December 31,
	2015		2014
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding at beginning of year	5,030,000	$14.93	5,347,500	$14.20
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(5,000)	2.25	(317,500)	2.50

Outstanding at end of year	5,025,000	$14.95	5,030,000	$14.93

Options exercisable at end of year	5,025,000	$14.95	5,030,000	$14.93

Information about stock options outstanding at December 31, 2015 is summarized as follows:

	Options Outstanding and Excersiable
Exercise price	Number outstanding	Weighted average remaining contractual life (Years)		Weighted average exercise price	Aggregate Intrinsic Value
$2.13	10,000	NA	(1)	$2.13	-
$2.25	5,000	NA	(1)	2.25	-
$6.00	10,000	0.2		6.00	-
$15.00	5,000,000	0.8		15.00	-
	5,025,000				$-

(1)	All Options currently issued pursuant to the Company’s 2004 Employee Stock Option Plans have no expiration date.

The aggregate intrinsic values in the above table were based on the closing price of our Common Stock of $0.33 as of December 31, 2015.

In January 2014, we granted 112,000 Restricted Stock Units (“RSUs”) to management and key employees, subject to the 2006 Plan. Under the terms of the RSU Award Agreements from January 2014, 25% of these RSUs vested immediately, with the remaining 75% to vest ratably over the next three years, pending each recipient’s continued employment by DGSE. On September 24, 2014, the Board awarded the three independent directors a total of 42,600 RSUs as compensation for their Board service. 100% of these RSUs will vest as of the earlier of the one year anniversary of their award, or on the day prior to DGSE’s 2015 Annual Meeting of Stockholders. The Company issued 42,600 shares of DGSE’s common stock to the independent directors on June 9, 2015 related to the September 2014 grant. On December 10, 2014, the Board awarded DGSE’s former Chief Executive Officer, James D. Clem, 75,000 RSUs as part of his compensation package. 100% of these RSUs vested immediately, and pursuant to this vesting, 75,000 shares of DGSE common stock were issued to Mr. Clem on December 18, 2014. On February 18, 2015, the Company issued 15,000 shares of DGSE’s common stock to management and key employees pursuant to the RSU Award Agreement.

A summary of the status of our non-vested RSU grants issued under our 2006 Plan is presented below:

	Year Ended December 31,
	2015		2014
	Number of RSUs	Weighted average grant-date fair value	Number of RSUs	Weighted average grant-date fair value

Nonvested at beginning of year	87,600	$1.77	-	$-
Granted	-	-	229,600	1.74
Vested	(57,600)	1.59	(103,000)	1.57
Forfeited	(26,000)	2.12	(39,000)	2.12

Nonvested at end of year	4,000	$2.12	87,600	$1.77

As a result of these grants, as of December 31, 2015, there were 475,400 shares available for future grants under the 2006 Plan.

During 2015 and 2014, the Company recognized $36,882 and $148,500, respectively, of stock-based compensation expense attributable to employees and directors which was recorded in selling, general, and administrative expenses. At December 31, 2015, there is an estimated $2,440 in unearned stock-based compensation to be expensed through 2017 related to RSU’s.

Note 9 –Litigation

On April 16, 2012, DGSE filed a Current Report on Form 8-K disclosing that our Board had determined the existence of the accounting irregularities beginning approximately during the second calendar quarter of 2007 and continuing in periods subsequent thereto (the “Accounting Irregularities”), which could affect financial information reported since that time. On April 16, 2012, DGSE also announced that the Company had engaged forensic accountants to analyze the Accounting Irregularities, and that financial statements and information reported since the inception of the Accounting Irregularities, believed to begin in the second calendar quarter of 2007, should not be relied upon. The Company brought the Accounting Irregularities to the attention of the SEC in a letter dated April 16, 2012. On June 18, 2012, the Company received written notice that the SEC had initiated a private investigation into the Accounting Irregularities, to determine whether any persons or entities had engaged in any possible violations of the federal securities laws.

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

In connection with the Agreed Final Judgment and as remedial measures in connection with the Accounting Irregularities, the Company has agreed to undertake certain corporate governance reforms, all of which we believe to be complete at this time (the “Corporate Governance Reforms”). The Corporate Governance Reforms include the appointment of two new independent directors to the Board, establishing the position of a Lead Independent Director on the Board and establishing reasonable term limits for members of the Board, among other reforms. The Company has engaged a consultant satisfactory to the SEC to confirm implementation of the Corporate Governance Reforms. Due to Board member resignations in the latter half of Fiscal 2015, we were unable to complete our confirmation with the consultant by the initial deadline; however, with the addition of new independent directors, we believe we are now in compliance with the Corporate Governance Reforms. The Agreed Final Judgment did not require the payment of any civil damages by the Company in connection with the Accounting Irregularities.

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

The Decision dismissed our Petition for Redetermination and concluded the 2010 Sales Tax Audit based on an agreement between the Texas Comptroller and DGSE, whereby we have agreed to pay: (i) tax due of $800,397; (ii) a 10% penalty; and (iii) interest. The total amount due as of the date of the Payment Agreement was approximately $1.1 million. Pursuant to the terms of the Payment Agreement, we paid an initial payment of $325,000 in July 2014, and in August 2014 began making monthly payments of $47,000 over an 18-month period, until all agreed tax amounts, penalty and accrued interest due under the Decision were paid. Interest accrued on the outstanding tax due, until all amounts were paid.

In Fiscal 2014, we recognized an additional expense of $104,958, to bring the total accrual in this matter to the approximately $1.1 million due, which is expected to cover all tax, penalty and interest through the term of the Payment Agreement. As of December 31, 2015, our remaining obligation under the Payment Agreement was $47,000. The final payment of $47,000 was submitted to the Texas Comptroller in January 2016 to fully satisfy the indebtedness associated with the 2010 Sale Tax Audit.

The Texas Comptroller conducted a sales and use tax audit of our operations in Texas with respect to the period December 1, 2009 through June 30, 2013 and subsequently sent us a preliminary assessment in September 2015 asserting that we owe an amount related to the report. Management believes any potential exposure associated with this audit has been adequately accrued in Fiscal 2015.

Note 10 – Income Taxes

The income tax provision for continuing operations reconciled to the tax computed at the statutory Federal rate follows:

	Year Ended December 31,
	2015	2014

Tax Expense at Statutory Rate	$(781,497)	$(211,318)
Valuation Allowance	779,308	182,154
Non-Deductible Expenses and Other	2,189	29,164
State Taxes, Net of Federal Benefit	31,802	65,417
Income tax expense	$31,802	$65,417

Current	$31,802	$65,417
Deferred	-	-
Total	$31,802	$65,417

Deferred income taxes are comprised of the following:

	December 31,
	2015	2014
Deferred tax assets (liabilities):
Inventories	$103,909	$82,274
Stock options and other	88,303	96,009
Alternative Minimum Tax credit carryforward	24,674	24,674
Contingencies and accruals	157,936	90,829
Property and equipment	(454,788)	(340,099)
Capital loss carryover	-	25,420
Net operating loss carryforward	11,136,538	10,499,884
Intangibles	(4,687)	179
Total deferred tax assets, net	$11,051,885	$10,479,170

Valuation allowance	$(11,051,885)	$(10,479,170)

As of December 31, 2015, the Company had $2,729,636 of net operating loss carry-forwards, related to the Superior Galleries acquisition which may be available to reduce taxable income in future years, subject to the applicable Internal Revenue Code Section 382 limitations. As of December 31, 2015, the Company had $34,900,327 of net operating loss carry-forwards related to Superior Galleries’ post acquisition operating losses and other operating losses incurred by the Company’s other operations. These carry-forwards will expire, starting in 2026 if not utilized. As of December 31, 2015 and 2014, the Company determined based on consideration of all available evidence, including but not limited to historical, current and future anticipated financial results as well as applicable IRS limitation and expiration dates related to the Company’s net operating losses a full valuation allowance should be recorded for its net deferred tax assets.

Note 11 – Operating Leases

The Company leases certain of its facilities under operating leases. The minimum rental commitments under non-cancellable operating leases as of December 31, 2015 are as follows:

	Total	2016	2017	2018	2019	2020	Thereafter
Operating leases	$2,461,408	$639,124	$462,949	$412,472	$412,472	$313,891	$220,500

On January 21, 2013, the Company signed a lease with 15850 Holdings, LLC (an affiliate of Elemetal), for 4,500 square feet of office space in North Dallas, to be used as the Company’s new corporate headquarters. The Company received free rent from April through December of 2013, and paid $7,500 from January of 2014, through the termination date of the current lease in December of 2015. The Company continues to pay this lease on a month-to-month basis with no increase in the rent.

In November 2013, the Company signed an agreement to lease a portion of DGSE’s Reeder Road facility to a third party, beginning in January 2014. Under the terms of the five-year agreement DGSE will receive $5,000 per month in base rent initially, increasing to $7,500 per month after 24 months if certain conditions are met. The lessee will also be required to pay additional rent based on revenue it generates using the facility. Under certain conditions DGSE has the right to terminate the agreement after 24 months.

The minimum rentals to be received under a non-cancellable operating lease as of December 31, 2015 are as follows:

	Total	2016	2017	2018	2019	2020	Thereafter
Reeder sublease	$180,000	$60,000	$60,000	$60,000	$-	$-	$-

Rent expense for Fiscal 2015 and Fiscal 2014 was $475,665 and $638,320, respectively, excluding amounts related to discontinued operations.

Note 12 – Discontinued Operations

In February 2014, the Company elected to discontinue the operations of six Southern Bullion locations and in April 2014 elected to discontinue the operations of the 17 remaining Southern Bullion locations, due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations for Fiscal 2014 and Fiscal 2015.

Discontinued operations are as follows:

	Year Ended December 31,
	2015	2014

Revenue:
Sales	$65	$5,367,867
Cost of goods sold	-	3,643,142
Gross margin	65	1,724,725

Expenses:
Selling, general and administrative expenses	(77,439)	2,470,212
Depreciation and amortization	-	3,259,552
Total expenses	(77,439)	5,729,764

Operating income (loss)	77,504	(4,005,039)

Other expense (income):
Other income, net	-	(19,475)
Interest (income) expense	(40)	9,968
	(40)	(9,507)

Income (loss) from discontinued operations before income taxes	77,544	(3,995,532)

Income tax benefit	477	107,494

Income (loss) from discontinued operations after income taxes	$78,021	$(3,888,038)

Discontinued operations for the year ended December 31, 2014, include store operations through April 17, 2014, ongoing expenses for key Southern Bullion personnel involved in winding down the business, and expenses related to cancellation of leases and other contracts. For the year ended December 31, 2014, discontinued operations also includes the write-off of the $2.9 million intangible asset attributed to the “Southern Bullion Coin & Jewelry” trade name, and the write-off of approximately $296,000 related to the net book value of fixed assets previously utilized in Southern Bullion operations. The Company does not anticipate that it will utilize the trade name in the foreseeable future. For the year ended December 31, 2015, income from discontinued operations include adjustments of existing expense accruals related to the winding down the operations of Southern Bullion. The Company believes it has now recognized all material expenses related to the closure of Southern Bullion operations.

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

Elemetal is DGSE’s largest shareholder. Elemetal and its affiliates are also DGSE’s primary refiner and bullion trading partner. In Fiscal 2015, 24% of sales and 26% of purchases were transactions with Elemetal, and in the same period of Fiscal 2014, these transactions represented 23% of DGSE’s sales and 26% of DGSE’s purchases. As of December 31, 2015, the Company was obligated to pay $4,176,037 to Elemetal as a trade payable, and had a $169,136 receivable from Elemetal. As of December 31, 2014, the Company was obligated to pay $3,721,144 to Elemetal as a trade payable, and had a $34,343 receivable from Elemetal. For the year ended December 31, 2015 and 2014, the Company paid Elemetal $187,888 and $182,723, respectively, in interest on the Company’s outstanding payable.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or, (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and additional proceeds are expected were used as working capital in the ordinary course of business. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. All other terms of the agreement remain the same. As of December 31, 2015 and 2014, the outstanding balance of the NTR loan was $2,303,359. In the year ended December 31, 2015 and 2014, the Company paid NTR $45,810 and $46,019, respectively, in interest on the Company’s line of credit.

On February 8, 2016, Elemetal and NTR announced their intentions to convert a portion of the Company’s bullion payable and the outstanding amount under the Loan Agreement, including accrued interest, owed to them into shares of the Company’s common stock. Under the terms of the non-binding proposal (the “Proposal”) from Elemetal, the Company would exchange $2.5 million of the bullion payable owed to Elemetal into 6,345,177 shares of the Company’s common stock at an exercise price of $0.394 per share. The proposed exercise price represents an approximately 15% premium over the 120-day moving average closing price of the Company’s stock as of the date of the proposal. In addition, Elemetal would receive a one-year option to purchase 2,538,071 shares of the Company’s common stock price at the same exercise price of $0.394 per share. Under the terms of the Proposal from NTR, the Company would exchange all amounts outstanding, including accrued interest, associated with the Loan Agreement into 6,079,154 shares of the Company’s common stock at an exercise price of $0.394 per share. The proposed exercise price represents an approximately 15% premium over the 120-day moving average closing price of the Company’s stock as of the date of the proposal.

On February 10, 2016, the Company acknowledged the receipt of the non-binding proposal from Elemetal and NTR to convert certain debt the Company owes to Elemetal and NTR into shares of the Company’s common stock. The Board, in accordance with its fiduciary duties, is in the process of reviewing and considering the proposal. There can be no assurance that this process will result in any transaction in the future, and no decision has been made to enter into any transaction at this time.

In April 2013, DGSE moved its principal corporate offices to office space at 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal and also serves as their headquarters. DGSE leases space in the building subject to a lease that expired in December 2015. The Company continues to pay this lease on a month-to-month basis with no increase in the rent. For the year ended December 31, 2015 and 2014, the Company recognized rent expense of $50,500 and $52,500, respectively, related to this lease.

In the fourth quarter of Fiscal 2013, the Company established a wholly owned subsidiary named Carbon Fund One, LLC to act as the general partner (the “General Partner”) for Carbon Fund One, LP (the “Fund”), which was established at the same time. The Fund was an investment fund specializing in the buying and selling of gemstones. The General Partner receives a one percent ownership interest of the Fund, and is paid 2% carried interest on assets under management by the Fund, and 20% of net earnings before distributions to the limited partners. The Fund was intended to provide an investment vehicle for individuals interested in investment opportunities in diamonds and gemstones, and provide incremental value to the Company’s shareholders by utilizing the Company’s expertise, infrastructure, and retail and wholesale customer base, to generate additional profit through earnings from its role as General Partner. Ultimately DGSE’s management made the decision to end its involvement in the Fund, and the General Partner has wound down the Fund’s activities and liquidated all remaining inventory. The Fund transacted business with the Company from time to time, including buying gemstones from and selling gemstones to the Company. In Fiscal 2015, the Company made no sales to the Fund, had purchases of $5,665 from the Fund, and owed the Fund nothing as of December 31, 2015 in trade payables. In Fiscal 2014, the Company made sales of $37,148 to the Fund, had purchases of $152,328 from the Fund, and owed the Fund $136,755 as of December 31, 2014 in trade payables. Additionally, in Fiscal 2015, the General Partner generated net loss of $1,334 from its role with the Fund, while in the same period of 2014, the General Partner generated net income of $35,190. The loss in the current year was driven by low activity within the Fund, combined with expenses related to the shutdown of the Fund.

Note 14 – Defined Contribution Plan

The Company sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan covers substantially all employees who have completed one month of service. Participants can contribute up to 15 percent of their annual salary subject to Internal Revenue Service limitations. The Company did not contribute to the plan during Fiscal 2015 and Fiscal 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE COMPANIES, INC.

By:	/s/ MATTHEW M. PEAKES	Dated: March 30, 2016
Matthew M. Peakes
Chairman of the Board,
Chief Executive Officer,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ MATTHEW M. PEAKES	Dated: March 30, 2016
Matthew M. Peakes
Chairman of the Board,
Chief Executive Officer,
President

By:	/s/ NABIL J. LOPEZ	Dated: March 30, 2016
Nabil J. Lopez
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)

By:	/s/ J. MARCUS SCRUDDER	Dated: March 30, 2016
J. Marcus Scrudder
Director

By:	/s/ DOUGLAS J. LATTNER	Dated: March 30, 2016
Douglas J. Lattner
Director

By:	/s/ MICHAEL J. NOEL	Dated: March 30, 2016
Michael J. Noel
Director