Form 10-K/A
period 2015-12-31
DGSE COMPANIES INC
filed 2016-04-27
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE TO AMENDMENT NO. 1

DGSE Companies, Inc. (the “Company” or “DGSE”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2015, as originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016 (the “Original Form 10-K”), to add information required in Part III of its Annual Report on Form 10-K because a definitive proxy statement containing such information may not be filed within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of its definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In addition, Item 15(b) of Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K and the Company has not updated the disclosure herein to reflect any events that occurred at a later date other than as expressly stated herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K.

Unless the context requires otherwise, references to “we,” “us,” and “our” refer specifically to DGSE Companies, Inc.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table lists the name and age of each member of the Board, each executive officer and each other significant employee, their respective terms of office and the position(s) he currently holds as of the date of the filing of this Amendment No. 1 to the annual report on Form 10-K for the year ended December 31, 2015 (“Fiscal 2015”).

Name	Age	Director Since	Position

Matthew M. Peakes	37	2015	Chairman of the Board, Chief Executive Officer and President

Nabil J. Lopez	46	2015	Director, Chief Financial Officer and Secretary

Douglas J. Lattner (1)	65	2015	Director and Chairman of the Compensation Committee

J. Marcus Scrudder (1)	48	2015	Lead Independent Director and Chairman of the Audit Committee

Michael J. Noel (1)	51	2016	Director and Chairman of the Compliance, Governance and Nominating Committee

(1)	Member of the Audit Committee, Compensation Committee, and Compliance, Governance and Nominating Committee.

The following paragraphs summarize each nominee’s principal occupation, business affiliations and other information.

Matthew M. Peakes was appointed Chief Executive Officer and elected as Chairman of the Board on September 15, 2015. Mr. Peakes was elected to the Board because of his experience in the precious metals and diamond industries, background in implementing operational improvements, and financial expertise. From 2012 to 2015, Mr. Peakes was employed by Elemetal, LLC (“Elemetal”), our largest shareholder, as the Director of Corporate Development. Prior to joining Elemetal, Mr. Peakes was with JPMorgan from 2007 to 2012 as Vice President. Mr. Peakes holds both a Master of Business Administration and B.B.A in Finance from Southern Methodist University.

Nabil J. Lopez was appointed as our Chief Financial Officer, Principal Financial Officer and Chief Accounting Officer, Secretary and member of the Board of Directors on November 4, 2015. The Board chose Mr. Lopez for these positions because of Mr. Lopez’s previous experience with the Company as the Senior Vice President and Controller since September 2012. In addition, Mr. Lopez has extensive years of experience in accounting, regulatory compliance and corporate governance. From 2009 to 2012, Mr. Lopez was employed at Zale Corporation (“Zale”) as Director of Financial Reporting. Prior to joining Zale, Mr. Lopez served as a Senior Manager in the accounting and auditing services division of KPMG, LLP, a big four public accounting firm from 2007 through 2009. Mr. Lopez holds a B.B.A. in Accounting from the University of Texas at Arlington, from which he graduated cum laude. Mr. Lopez is a Certified Public Accountant in the state of Texas.

Douglas J. Lattner has served as a director and as Chairman of our Compensation Committee since 2015. Mr. Lattner retired in June 2013 after a 38-year career with Deloitte Consulting, LLP where he served as Chairman and Chief Executive Officer and Vice Chairman of Deloitte & Touche LLP, a big four public accounting firm. Mr. Lattner holds a B.B.A in Marketing from the University of Oklahoma and a Master of Business Administration from the University of Dallas. Mr. Lattner was elected to the Board because of his extensive consulting and business experience in various industries.

J. Marcus Scrudder has served as a director and as Chairman of our Audit Committee since 2015. Mr. Scrudder is currently the President/Owner of Heartland Cabinetry and Furniture, Inc., a leading manufacturer of custom residential and commercial cabinetry in North Texas. From 2005 to 2012, Mr. Scrudder was Chief Financial Officer and subsequently Chief Executive Officer of Craftmade International, Inc. (NASDAQ: CRFT), a national manufacturer and supplier of ceiling fans, decorative lighting and luxury outdoor furniture, where Mr. Scudder led negotiations of the sale of Craftmade to a strategic buyer in late 2011. Mr. Scrudder holds a B.B.A in Finance from University of Central Oklahoma and a Master of Business Administration from Southern Methodist University. Mr. Scrudder was elected to serve as a Director to the Board based on his extensive business and financial management experience, including the numerous senior management and Chief Financial Officer roles he has held.

Michael J. Noel has served as a director, and Chairman of our Compliance, Governance and Nominating Committee, since 2016. Mr. Noel is currently the Chief Investment Officer and Chief Operations Officer of Taylor Stephens, Inc., a Dallas based investment advisory firm offering discretionary portfolio management services, of which Mr. Noel and another partner each acquired fifty percent ownership in 2013. In 2003, Mr. Noel was one of the cofounders of Braymen, Lambert & Noel Securities (“BLNS”), an investment advisory and brokerage firm that specialized in fixed income securities. At the end of 2015, Wells Nelson & Associates (“Wells Nelson”) acquired the fixed income brokerage business of BLNS. Mr. Noel now manages the Texas fixed income sales and trading operations for Wells Nelson. Mr. Noel holds a B.S. in Economics with Financial Applications from Southern Methodist University. Mr. Noel also holds several industry licenses. Mr. Noel was elected to the Board based on his extensive operational and business experience.

None of the individuals listed above have been involved in a legal proceeding as defined by Item 401(f) of Regulation S-K.

Family Relationships

There are no family relationships among our directors, our executive officers or our key employees.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, Fiscal 2015, and any written representations from reporting persons that no Form 5 is required, the following table sets forth information regarding each person who, at any time during Fiscal 2015, was a director, officer or beneficial owner of more than 10% of our common stock who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during Fiscal 2015:

Name	Number of Late Reports	Number of Transactions Not Reported On a Timely Basis	Known Failures to File a Required Form
James D. Clem	1	0	0
C. Brett Burford	1	0	0
Matthew M. Peakes	1	0	0
J. Marcus Scrudder	1	0	0
Douglas J. Lattner	1	0	0

Board Composition

During 2015, two executive officers resigned from their respective roles. James D. Clem tendered his resignation as Chairman of the Board, President and Chief Executive Officer effective on September 15, 2015. On the same day, Matthew M. Peakes was elected to the position of the Chairman of the Board, President and Chief Executive Officer. Nabil J. Lopez was elected to the Board and to the role of the Company’s Chief Financial Officer and Secretary upon the resignation of C. Brett Burford from these positions on November 4, 2015. Prior to this election, Nabil J. Lopez served as the Company’s Senior Vice President and Controller.

All three of our independent directors elected at our last annual stockholders meeting held on June 10, 2015 resigned. On August 4, 2015, Bruce A. Quinnell tendered his resignation as Lead Independent Director and Chairman of the Compliance, Governance and Nominating Committee to the Board of Directors of DGSE and the other committees of the Board on which he served. On August 6, 2015, Dennis A. McGill tendered his resignation as a member of the Board of Directors of DGSE and Chairman of the Audit Committee to the Board of Directors of DGSE and the other committees of the Board on which he served. On September 4, 2015, David S. Rector tendered his resignation as a member of the Board and Chairman of the Compensation Committee to the Board and the other committees of the Board on which he served. The resignation of all three of our independent directors caused us to be temporarily out of compliance with the continued listing requirements of the NYSE MKT, which require that 50% of the members of the Board are independent and that the audit committee of the Board be comprised of at least two members, all of whom are independent. On October 9, 2015 and October 14, 2015, we elected J. Marcus Scrudder and Douglas J. Lattner, respectively, to the Board. The NYSE MKT sent us letter on October 15, 2015 confirming that, based on the addition of two new independent directors, we had resolved the continued listing deficiencies and were then in compliance with the NYSE MKT’s continued listing standards. On January 6, 2016, we elected Michael J. Noel to serve as a member of the Board.

Our Board is currently composed of five directors. Our Board has determined that current board members Douglas J. Lattner, J. Marcus Scrudder and Michael J. Noel are “independent” under the standards of the SEC and the NYSE MKT. Under applicable SEC and NYSE MKT rules, the existence of certain “related person” transactions above certain thresholds between a director and us are required to be disclosed and preclude a finding by our Board that the director is independent. In addition to transactions required to be disclosed under SEC rules, our Board considered certain other relationships in making its independence determinations, and determined in each case that such other relationships did not impair the director’s ability to exercise independent judgment on our behalf.

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

Board Meetings

Our Board meets as often as necessary to perform its duties and responsibilities. During Fiscal 2015, the Board met ten times in person or telephonically. All members of our Board were present at and participated in all meetings. In addition, our Board acted by written consent one time. Management also regularly conferred with directors between meetings regarding our affairs.

Audit Committee

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of all three independent directors of our Board, is chaired by J. Marcus Scrudder, who is also an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, promulgated under the Securities Act. Mr. Scrudder is “independent,” as defined by the listing standards of the Exchange. The other members of the Audit Committee are Douglas J. Lattner and Michael J. Noel. The Audit Committee is primarily tasked with overseeing our financial reporting process, evaluation of independent auditors and, where appropriate, exercising its duty to replace our independent auditors. Management is responsible for preparing our financial statements, and the independent auditors are responsible for auditing those financial statements. During Fiscal 2015, the Audit Committee met five times in person or telephonically.

In addition to their regular activities, the Audit Committee is available to meet with the independent auditors, the Chief Executive Officer or the Chief Financial Officer whenever a special situation arises and meets as often as necessary to perform its duties and responsibilities. The charter for the Audit Committee is available under the “Investors” menu of our corporate website at www.DGSECompanies.com. We certify that we have adopted a formal written audit committee charter and that the Audit Committee reviews and reassesses the adequacy of the charter annually.

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management and Whitley Penn LLP (“Whitley Penn”), our independent registered accounting firm, and all matters required to be discussed by the American Institute of Certified Public Accountants, Professional Standards, Vol. 1, AU Section 380, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T.

The Audit Committee has received written disclosures and the letter from Whitley Penn required by applicable rules of the PCAOB regarding Whitley Penn’s communications with the Audit Committee concerning independence, and the Audit Committee has discussed with Whitley Penn its independence.

Based on the review and discussions noted in the preceding two paragraphs, the Audit Committee recommended to the Board that the audited financial statements for the year ended December 31, 2015 and 2014 be included in our annual report on Form 10-K with the SEC.

The Audit Committee acts pursuant to our Audit Committee Charter. Each of the members of the Audit Committee qualifies as an independent director under the current listing standards of the Exchange.

Compensation Committee

On August 31, 2012, the Board approved the creation of a Compensation Committee comprised of our independent directors. The Compensation Committee is chaired by Douglas J. Lattner and is primarily concerned with reviewing, approving and determining the compensation of our executive officers to ensure that we employ ethical compensation standards and that our executive officers are fairly compensated based upon their performance and contribution to us. The Compensation Committee meets as often as necessary to perform its duties and responsibilities. During Fiscal 2015, the Compensation Committee met two times in person or telephonically. We have adopted a formal written Compensation Committee Charter, and the Audit Committee reviews and reassesses the adequacy of the charter annually. The charter for the Compensation Committee is available under the “Investors” menu of our corporate website at www.DGSECompanies.com.

Compliance, Governance, and Nominating Committee

On January 17, 2013, the Board approved the creation of a Nominating and Corporate Governance Committee comprised of our independent directors, and on February 20, 2015, the Board approved a resolution which changed the name of this committee to the Compliance, Governance, and Nominating Committee, and also delegated certain additional responsibilities to the committee. The Compliance, Governance, and Nominating Committee is chaired by Michael J. Noel and is primarily concerned with matters relating to the Company’s director nominations process and procedures, developing and maintaining the Company’s corporate governance policies, monitoring the Company’s compliance with its code of conduct and ethics, and any related matters required by the federal securities laws. The Compliance, Governance, and Nominating Committee meets as often as necessary to perform its duties and responsibilities. During Fiscal 2015, the Compliance, Governance, and Nominating Committee met once. We have adopted a formal written Compliance, Governance, and Nominating Committee Charter, and the Compliance, Governance, and Nominating Committee reviews and reassesses the adequacy of the charter annually. The charter for the Compliance, Governance and Nominating Committee is available under the “Investors” menu on our corporate website at www.DGSECompanies.com.

Leadership

Pursuant to our bylaws, the Chairman of our Board shall be and is our Chief Executive Officer. On June 11, 2014, the Board passed a resolution to create the role of Lead Independent Director. The independent directors elected J. Marcus Scrudder to fill that role. The Lead Independent Director consults with the Chairman in setting the schedule and agenda for Board meetings, coordinates and moderates executive sessions of the independent directors, acts as a liaison between the independent directors and the Chairman, and assists the Board and officers in providing oversight for the Company’s governance guidelines and policies. As noted above, Mr. Scrudder also serves as chairman of the Audit Committee.

Pursuant to our bylaws, the Chairman of our Board and Chief Executive Officer presides, when present, at all meetings of the shareholders and at all meetings of our Board. The Chairman of our Board and Chief Executive Officer generally supervises over our affairs, has general and active control of all of our business and sees that all orders and resolutions of our Board and our shareholders are carried into effect. We have determined this leadership structure appropriate given the need for a centralized model of oversight.

Risk Oversight

Like other companies, we face a variety of risks, including investment risk, liquidity risk, and operational risk. Our Board believes an effective risk management system should: (i) timely identify the material risks that we face; (ii) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or the relevant committee of our Board of Directors; (iii) implement appropriate and responsive risk management strategies consistent with our risk profile; and, (iv) integrate risk management into decision-making. Our Board is tasked with overseeing risk oversight, and periodically meets with management and advisors regarding the adequacy and effectiveness of our risk management processes and to analyze the most likely areas of future risk for us. In addition to the formal compliance program, our Board encourages management to promote a corporate culture that incorporates risk management into our corporate strategy and day-to-day business operations.

Code of Business Conduct & Ethics and Related Party Transaction Policy

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, as well as a Related Person Transaction Policy, that applies to our directors (and director nominees), executive officers (or persons performing similar functions), and certain of our family members, affiliates, associates and/or related persons, as well as stockholders owning at least 5% of our Common Stock. The latest copies of our Code of Business Conduct and Ethics, and Related Person Transaction Policy are available under the “Investors” menu on our corporate website at www.DGSECompanies.com. Any transactions between us and our officers, directors, principal shareholders, or other affiliates have been on terms no less favorable to us than the Board believes could be obtained from unaffiliated third parties on an arms-length basis. We intend to disclose future amendments to these policies, or waivers of such provisions, at the same location on our website and also in public filings.

Shareholder Communication

Shareholders may send communications to our Board, individual directors or officers through our Investor Relations Department, Attn: Mr. Nabil J. Lopez, Chief Financial Officer and Secretary, c/o DGSE Companies, Inc., 15850 Dallas Parkway, Suite 140, Dallas, TX 75248, by phone at 972-587-4021, or via email at investorrelations@dgse.com. Mr. Lopez will forward all shareholder communications that, in his judgment, are appropriate for consideration by members of our Board. Comments or questions regarding our accounting, internal controls or auditing matters will be referred to members of the Audit Committee. Comments or questions regarding the nomination of directors and other corporate governance matters will be referred to our Compliance, Governance, and Nominating Committee.

ITEM 11.	EXECUTIVE COMPENSATION

Our Board is responsible for establishing and administering our executive compensation and employee benefit programs in the context of our overall goals and objectives. This Board duty has been delegated to the Compensation Committee of our Board of Directors (the “Compensation Committee”) in accordance with the Compensation Committee’s Charter. The Compensation Committee reviews the executive compensation program at least annually and approves appropriate modifications to executive officer compensation, including specific amounts and types of compensation. The Compensation Committee is responsible for establishing the compensation of the CEO and CFO. The Compensation Committee establishes the annual compensation of the non-employee directors and oversees our equity compensation plans, including the administration of our stock-based compensation plans.

The objectives of our compensation program are to: (i) provide a competitive, comprehensive compensation package to attract, retain and motivate highly talented personnel at all levels of our organization; and, (ii) provide incentives and rewards for implementing and accomplishing our short-term and long-term strategic and operational goals and objectives. Therefore, we strive to structure compensation packages that are competitive within the industry, while maintaining and promoting our interests, as well as the interests of our shareholders.

We believe that specific levels of executive compensation should reflect the responsibilities of each position within our Company, the relative value of the position and the competition for quality, key personnel in our industry. Our executive compensation program includes three primary components:

•	Base salary. Base salary is the guaranteed element of an executive’s annual cash compensation. The level of base salary reflects the Compensation Committee’s assessment of the employee’s long-term performance, his or her skill set and the market value of that skill set.

•	Annual cash bonus opportunities. Performance-based incentive cash bonuses are intended to reward executives for achieving specific financial and operational goals both at a corporate and an individual level.

•	Long-term incentive awards. Long-term incentives are provided through grants of stock options and restricted stock units intended to encourage our executives to take steps that they believe are necessary to ensure our long-term success, and to align their interests with our other shareholders.

Advice of Compensation Consultant

In 2012, prior to the formation of our Compensation Committee, our Board, performing the function of a compensation committee, retained an independent compensation consultant, Paradox Compensation Advisors (“Paradox”), to analyze our executive compensation program as compared to our peers. Paradox also advised the Compensation Committee regarding appropriate elements of a competitive executive compensation structure, including fixed and at-risk elements, short-term and long-term incentives, and cash and equity components. Paradox reported the results of its analysis of our total executive compensation packages for positions held by members of our executive leadership team, as well as specific components of those packages, as compared to executives holding similar positions at similarly-sized companies and/or labor market peers in related industries.

In February 2015, as part of a set of corporate governance reforms that the Board implemented, the Compensation Committee recommended and the Board approved an Executive Compensation Policy. As part of this policy the Compensation Committee is required to retain an independent compensation consultant at least once every three years to review the Company’s compensation philosophy and plan to ensure that the criteria, factors, and policies and procedures for determining compensation comport with current best practices. Such consultant shall make recommendations to the Compensation Committee and/or the entire Board regarding any appropriate actions to better align executive and director compensation with shareholder interests and long-term value creation. Accordingly, the Compensation Committee engaged a consultant to review the policy in 2016.

Summary Compensation Table

The following tables and discussion sets forth the compensation paid or accrued to our Chief Executive Officer (or person acting in a similar capacity), and our two most highly compensated executive officers other than our Chief Executive Officer (“Named Executive Officers”), for all services rendered to us by these individuals in all capacities for Fiscal 2015 and the year ended December 31, 2014 (“Fiscal 2014”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Other Compensation (5)	Total Compensation

Matthew M. Peakes	2015	82,385	-	-	-	82,385
Chief Executive Officer (1)

James D. Clem	2014	325,000	-	99,688	-	424,688
Former Chief Executive Officer (2)	2015	240,000	-	9,688	92,931	342,619

Nabil J. Lopez	2014	-	-	-	-	-
Chief Financial Officer (3)	2015	177,662	12,360	775	-	190,797

C. Brett Burford	2014	300,000	37,500	13,438	-	350,938
Former Chief Financial Officer (4)	2015	263,077	-	9,688	-	272,765

(1)	Matthew M. Peakes was elected as the Company’s Chairman of the Board, Chief Executive Officer and President upon the resignation of James D. Clem on September 15, 2015.

(2)	James D. Clem resigned from his position as Chairman of the Board and Chief Executive Officer on September 15, 2015.

(3)	Nabil J. Lopez was elected as Chief Financial Officer and member of the Board on November 4, 2015. Prior to this election, Mr. Lopez served as the Company’s Senior Vice President and Controller.

(4)	C. Brett Burford resigned as a member of the Board and as Chief Financial Officer on November 4, 2015.

(5)	On September 4, 2015, the Company entered into a Consulting, Separation and Release of Claims Agreement (the “Consulting Agreement”) with James D. Clem, who served as the President, Chief Executive Officer and Chairman of the Board of Directors of the Company until September 15, 2015 (the “Separation Date”). Effective upon the Separation Date, Mr. Clem’s prior employment agreement with the Company terminated and the Consulting Agreement became effective. Pursuant to the Consulting Agreement, Mr. Clem received certain benefits, including reimbursement of premiums paid to continue coverage under DGSE’s group health plan pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) during his consulting term. In exchange for the consideration provided in the Consulting Agreement, Mr. Clem released the Company (as defined in the Consulting Agreement) from certain Claims (as defined in the Consulting Agreement). Mr. Clem provided advisory and consulting services for the Company from the Separation Date through December 31, 2015 in return for consulting payments of $25,000 per month. Pursuant to the Consulting Agreement, the Company sent a certified letter on January 8, 2016 providing Mr. Clem two weeks’ notice of election to terminate his advisory and consulting services effective January 21, 2016.

Employment Agreements

Matthew M. Peakes. Pursuant to a written offer letter, and in consideration for Mr. Peakes’s service, DGSE: (i) shall pay Mr. Peakes a salary of $315,000 per year; (ii) may pay Mr. Peakes a performance bonus of up to 25% of his annual gross salary; and (iii) shall participate in any equity compensation grants, commensurate or exceeding those granted to other senior-level management. Mr. Peakes is an at-will employee of DGSE, and we may reassign Mr. Peakes, terminate Mr. Peakes’s employment or change Mr. Peakes’s compensation at any time with or without cause.

Nabil J. Lopez. Pursuant to a written offer letter, and in consideration for Mr. Lopez’s service, DGSE: (i) shall pay Mr. Lopez a salary of $225,000 per year; (ii) may pay Mr. Lopez a performance bonus of up to 25% of his annual gross salary; and (iii) shall participate in any equity compensation grants, commensurate or exceeding those granted to other senior-level management. Mr. Lopez is an at-will employee of DGSE, and we may reassign Mr. Lopez, terminate Mr. Lopez’s employment or change Mr. Lopez’s compensation at any time with or without cause.

Outstanding Equity Awards at Fiscal Year End

In January 2014, the Compensation Committee granted 112,000 RSUs to the Company’s officers and certain key employees. Each RSU is convertible into one share of Common Stock, par value $0.01, of the Company without additional payment pursuant to the terms of the Restricted Stock Unit Award Agreement, dated January 23, 2014, between the Issuer and each recipient (the “RSU Award Agreement”). One-fourth (or 28,000) of the RSUs vested and were exercisable as of the date of the grant, and an additional one-fourth of the RSUs (calculated using the total number of RSUs at the time of grant) vest and will be exercisable on each subsequent anniversary of the date of grant until 100 percent of the RSUs have vested, subject to the each recipients continued status as an employee on each such date and other terms and conditions of set forth in the RSU Award Agreement. Upon termination of service of the recipient to the Company, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate.

The following table sets forth information concerning outstanding RSUs that have not vested for each name executive officer as of the end of Fiscal 2015:

Name and Principal Position	Number of Securities Underlying Unvested RSUs (#)	Market Value of Securities Underlying Unvested RSUs as of December 31, 2015	RSU Exercise Price ($)	RSU Vesting Date

Nabil J. Lopez	500	$ 165	(1)	(2)
Chief Financial Officer

(1)	All stock issued pursuant to RSUs will be granted at no cost to the recipient. The Company will recognize stock compensation expense based on the market price of the stock on the date that it issues, pursuant to the RSUs.

(2)	RSUs granted to management in January 2014 vested 25% at that time, and continue to vest 25% each year on the anniversary of issuance, until fully vested in January 2017. Accordingly, subsequent to December 31, 2015, in January 2016, an additional 25% of these management RSUs vested and the underlying shares were issued, leaving Mr. Lopez with 500 unvested shares as of the record date. All unvested RSUs will be forfeited should the recipient leave the employment of the Company.

Compensation of Directors

From January 1, 2015 through the final resignation of the former independent directors, the directors were paid cash compensation of $20,000 per year, payable in $5,000 quarterly increments due on the day of each quarterly board meeting.

Beginning in January 2016, the Compensation Committee recommended that independent directors be paid cash compensation of $28,000 per year, to be paid in $7,000 quarterly increments due on the last day of each quarter. In addition, the Compensation Committee recommended that independent directors be issued 40,680 RSUs per annum in equity awards that vest ratably over a one year period at the end of each quarter. Similar to the RSUs granted to management and certain employees, if the independent directors terminate their service with the Company, other than by death or disability, any RSUs that have not vested will be forfeited and the award will terminate. The full Board subsequently approved these recommendations.

Our directors receive Board meeting fees of $3,000 per year and committee fees of $5,000 per year, to be paid in $2,000 quarterly increments due on the last day of each quarter. In addition to the quarterly payments, we reimburse our directors for their reasonable expenses incurred while attending meetings of our Board and its Committees or conducting other company business. We do not provide any health insurance, retirement or other benefit programs to our independent directors.

Our employee directors receive no separate compensation for their services as directors.

The following table sets forth the total compensation paid to our directors (other than directors who are Named Executive Officers and whose compensation is described above under the heading Summary Compensation Table) for their service on our Board and committees of the Board during Fiscal 2015.

Name	Director Fees Paid in Cash ($)	Stock Awards		All Other Compensation	Total ($)
J. Marcus Scrudder (1)	-	-	(7)	-	-
Douglas J. Lattner (2)	-	-	(7)	-	-
Michael J. Noel (3)	-	-	(7)	-	-
Bruce A. Quinnell (4)	10,000	13,632		-	23,632
Dennis A. McGill (5)	10,000	13,632		-	23,632
David S. Rector (6)	15,000	13,632		-	28,632

(1)	J. Marcus Scrudder was elected as independent director on October 9, 2015.

(2)	Douglas J. Lattner was elected as independent director on October 14, 2015.

(3)	Michael J. Noel was elected as independent director on January 6, 2016.

(4)	Bruce A. Quinnell served as a member of the Board and Chairman of the Compliance, Governance and Nominating Committee to the Board of Directors and the other committees of the Board until his resignation effective August 4, 2015.

(5)	Dennis A. McGill served as a member of the Board and Chairman of the Audit Committee to the Board of Directors and the other committees of the Board until his resignation effective September 4, 2015.

(6)	David S. Rector served as a member of the Board and Chairman of the Compensation Committee to the Board of Directors and the other committees of the Board until his resignation effective September 4, 2015.

(7)	Mr. Scrudder, Mr. Lattner and Mr. Noel each received a grant of 40,680 RSUs on March 24, 2016. These RSUs will vest ratably and will be exercisable at the end of every quarter during the year ending December 31, 2016. These RSUs have no value until vesting, but the value of the underlying shares as of the date of issuance was $0.55 per share, or $22,374 for each grant of 40,680 shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

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

On June 27, 2006, our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”), which reserved 750,000 shares for issuance upon exercise of options to purchase our Common Stock or other stock awards. We subsequently granted options to purchase 150,000 shares of our Common Stock pursuant to the 2006 Plan, of which 100,000 have been exercised, 40,000 have expired, and 10,000 remain outstanding as of December 31, 2015. Subsequent to December 31, 2015, the remaining 10,000 options to purchase our Common Stock has expired.

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

As a result of these grants, as of December 31, 2015, there were 475,400 shares available for future grants under the 2006 Plan.

The following table summarizes options to purchase shares of Common Stock, and RSUs, outstanding as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of options		Weighted average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	29,000	(1)	3.70	(2)	475,400

Equity compensation plans not approved by security holders	None		-		None
	29,000		3.70		475,400

(1)	Includes 4,000 RSUs that were not vested as of December 31, 2015.

(2)	Weighted average exercise price does not include 4,000 RSUs issued to employees, management and directors of DGSE as incentive compensation for their continued services. Pursuant to the terms of individual Restricted Stock Unit Award Agreements, such RSUs will vest over time, contingent upon the continued service to DGSE by the recipient. Each vested RSU may be converted into one share of common stock, par value $0.01, of DGSE without additional consideration (other than such conversion and reduction in the number of RSUs held).

On March 24, 2016, the Board awarded the three independent directors a total of 122,040 RSUs as compensation for their Board service. One-fourth (or 30,510) of the RSUs vested and were issued on March 31, 2016. The remaining RSUs will vest ratably and will be exercisable at the end of every quarter (June 30, September 30 and December 31) during the year ending December 31, 2016, subject to the continued status as a director on each such date and other terms and conditions of set forth in the RSU Award Agreement, dated March 24, 2016. Each vested RSU is convertible into one share of our Common Stock, par value $0.01, without additional consideration. Upon termination of service of the independent director, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate.

The following table sets forth the beneficial ownership each stockholder known by us to own beneficially more than five (5) percent of our outstanding shares of Common Stock. Common Stock beneficially owned and percentage ownership as of April 15, 2016 was based on 12,328,956 shares outstanding.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class	Sole Voting Power	Shared Voting Power	Sole Investment Power	Shared Investment Power

Common Stock	Elemetal, LLC (1) 15850 Dallas Parkway Dallas, TX 75248	9,695,042	55.9%	9,695,042	-	9,695,042	-
Common Stock	Dr. L. S. Smith (2) 519 I-30, Suite 243 Rockwall, TX 75087	1,211,797	9.8%	1,211,797	-	1,211,797	-

(1)	Based solely on information disclosed in the Schedule 13D/A, filed with the SEC on April 20, 2016 by Elemetal, LLC (“Elemetal”) and its affiliate NTR Metals, LLC (“NTR”). Elemetal also holds an option to purchase up to 5,000,000 shares of our Common Stock at an exercise price of $15 per share. The option is vested and exercisable.

(2)	Based solely on information disclosed in the Schedule 13D/A, filed with the SEC on November 21, 2014 by Dr. L.S. Smith.

The following table sets forth information with respect to beneficial ownership of our Common Stock by our principal executive officers, by each of our directors, and by all executive officers and directors as a group as of April 25, 2016. Except as otherwise noted, the address of each of the following beneficial owners is c/o DGSE Companies, Inc., 15850 Dallas Parkway, Suite 140, Dallas, TX 75248.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class	Sole Voting Power	Shared Voting Power	Sole Investment Power	Shared Investment Power

Common Stock	Matthew M. Peakes (1)	-	0.00%	-	-	-	-

Common Stock	Nabil J. Lopez (2)	1,500	0.01%	1,500	-	1,500	-

Common Stock	J. Marcus Scrudder (3)	10,170	0.08%	10,170	-	10,170	-

Common Stock	Douglas J. Lattner (4)	10,170	0.08%	10,170	-	10,170	-

Common Stock	Michael J. Noel (5)	10,170	0.08%	10,170	-	10,170	-

Common Stock	C. Brett Burford (6)	20,500	0.17%	20,500	-	20,500	-

Common Stock	James D. Clem (7)	135,425	1.10%	135,425	-	135,425	-

Common Stock	Dennis A. McGill (8)	-	0.00%	-	-	-	-

Common Stock	Bruce A. Quinnell (9)	14,200	0.12%	14,200	-	14,200	-

Common Stock	David S. Rector (10)	18,350	0.15%	18,350	-	18,350	-

Common Stock	All Directors and Executive Officers	220,485	1.79%	220,485	-	220,485	-

(1)	Matthew M. Peakes was elected as the Company’s Chairman of the Board, Chief Executive Officer and President upon the resignation of James D. Clem on September 15, 2015.
(2)	Nabil J. Lopez was elected as Chief Financial Officer and member of the Board on November 4, 2015. Prior to this election, Mr. Lopez served as the Company’s Senior Vice President and Controller.
(3)	J. Marcus Scrudder was elected as independent director on October 9, 2015.
(4)	Douglas J. Lattner was elected as independent director on October 14, 2015.

(5)	Michael J. Noel was elected as independent director on January 6, 2016.
(6)	C. Brett Burford served as the Chief Financial Officer, Secretary and director until his resignation effective November 4, 2015.
(7)	James D. Clem served as the Chairman of the Board, Chief Executive Officer and President until his resignation effective September 15, 2015.
(8)	Dennis A. McGill served as a member of the Board and Chairman of the Audit Committee to the Board of Directors and the other committees of the Board until his resignation effective September 4, 2015.
(9)	Bruce A. Quinnell served as a member of the Board and Chairman of the Compliance, Governance and Nominating Committee to the Board of Directors and the other committees of the Board until his resignation effective August 4, 2015.
(10)	David S. Rector served as a member of the Board and Chairman of the Compensation Committee to the Board of Directors and the other committees of the Board until his resignation effective September 4, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

From time to time, we engage in business transactions with our controlling shareholder, NTR and other related parties. Set forth below in the section entitled “Related Party Transactions” is a summary of such transactions.

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

On April 15, 2016, the Company entered into a non-binding letter of intent with Elemetal pursuant to which, in exchange for satisfaction of $3,500,000 of debt owed by DGSE to Elemetal as a result of bullion-related transactions, DGSE would issue to Elemetal (a) shares of common stock at a stock price of $0.41 per share, which based on an amount of debt exchanged of $3,500,000 would result in the issuance of 8,536,585 shares to Elemetal and (b) a one-year option to purchase from DGSE 1,000,000 shares of common stock of DGSE at an exercise price of $0.65 per share.

DGSE also entered into a non-binding letter of intent with NTR pursuant to which, in exchange for satisfaction of debt owed by DGSE to NTR that was incurred in connection with the certain Loan Agreement (the balance of which as of April 13, 2016, including principal and interest, was $2,408,238.91), DGSE would issue to NTR shares of common stock at a stock price of $0.41 per share, which based on the balance outstanding as of April 13, 2016, would result in the issuance of 5,873,753 shares to NTR.

Both letters of intent are non-binding and are subject to numerous conditions, including negotiation and execution of definitive agreements and shareholder approval. No assurance can be made that DGSE will be able to negotiate mutually satisfactory definitive agreements with Elemetal and NTR or that it will receive the necessary shareholder approval.

A Special Committee of our Board of Directors comprised of our three independent directors authorized the Company to enter into the non-binding letters of intent with Elemetal and NTR.

Our Board has determined that J. Marcus Scudder, Douglas J. Lattner and Michael J. Noel are “independent” under the standards of the SEC and the NYSE MKT.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Whitley Penn LLP was the independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K, the review of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q and for services that are normally provided by accountants in connection with statutory and regulatory filings for the years ended December 31, 2015 and 2014. The following table presents fees paid to Whitley Penn LLP in Fiscal 2015 and Fiscal 2014.

Type of Fees	2015	2014

Audit Fees	$229,257	$265,459

Tax Fees	31,450	31,365

Total	$260,707	$296,824

The amounts for audit fees include generally the fees charged for: (i) the audit of our annual consolidated financial statements included in the Company’s Form 10-K; and, (ii) the reviews of our quarterly consolidated financial statements included in the Company’s Forms 10-Q. The tax fees were primarily for tax return preparation and tax-related services, including the preparation of all applicable state tax returns.

All audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by Whitley Penn LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s pre-approval policy: (i) identifies the guiding principles that must be considered by the audit committee in approving services to ensure that Whitley Penn LLP’s independence is not impaired; (b) describes the audit, and tax services that may be provided; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by Whitley Penn LLP must be pre-approved by the Audit Committee.

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

Index to Exhibits

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1
3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2
3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3
3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4
3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5
3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6
3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0
3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	8-K	May 31, 2007	3.1
3.9	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7
3.10	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1
3.11	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1
4.1	Specimen Common Stock Certificate		X	S-4	January 6, 2007	4.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
10.1	Lock-up Agreement, dated September 11, 2012, by and among DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.2
10.2	Form of Option Grant Agreement		X	8-K	September 16, 2011	10.4
10.3	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.5
10.4	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	September 16, 2011	10.7
10.5	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	October 28, 2011	10.2
10.6	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	July 20, 2012	10.1
10.7	Guaranty and Security Agreement, dated July 19, 2012, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC		X	8-K	July 20, 2012	10.2
10.8	Revolving Credit Note granted in favor of NTR Metals, LLC		X	8-K	July 20, 2012	10.3
10.9	Amendment to Loan Agreement and Revolving Credit Note, dated February 25, 2014, by and between the Company and NTR		X	8-K	March 5, 2014	10.1
10.10	Office Space Lease, dated January 21, 2013, by and between 15850 Holdings, LLC and the Company		X	8-K	March 27, 2014	10.21

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
10.11	Separation & Release of Claims Agreement dated April 17, 2014, by and between the Registrant and James J. Vierling		X	8-K	April 21, 2014	10.1
10.12	Payment Agreement, dated July 11, 2014		X	8-K	July 17, 2014	10.1
10.13	Second Amendment to Loan Agreement and Revolving Credit Note, dated January 26, 2015, by and between the Company and NTR		X	8-K	February 6, 2015	10.1
10.14	Offer Letter by and between DGSE and Matthew M. Peakes, dated September 4, 2015		X	8-K	September 11, 2015	10.1
10.15	Consulting, Separation and Release of Claims Agreement by and between DGSE and James D. Clem, dated September 4, 2015		X	8-K	September 11, 2015	10.2
10.16	Offer Letter by and between DGSE and Nabil J. Lopez, dated October 29, 2015		X	8-K	October 29, 2015	10.1
14.1	Business Conduct & Ethics Policy		X	10-K/A	December 19, 2012	10.1
21.1	Subsidiaries of the Registrant		X	10-K	March 27, 2014	21.1
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Matthew M. Peakes	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Nabil J. Lopez	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Matthew M. Peakes	X

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nabil J. Lopez	X
101.INS	XBRL Instance Document		X	10-K	March 30, 2016	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document		X	10-K	March 30, 2016	101.SCH
101.CAL	XBRL Taxonomy Calculation Linkbase Document		X	10-K	March 30, 2016	101.CAL
101.DEF	XBRL Taxonomy Definition Linkbase Document		X	10-K	March 30, 2016	101.DEF
101.LAB	XBRL Taxonomy Label Linkbase Document		X	10-K	March 30, 2016	101.LAB
101.PRE	XBRL Taxonomy Presentation Linkbase Document		X	10-K	March 30, 2016	101.PRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE COMPANIES, INC.

By:	/s/ MATTHEW M. PEAKES	Dated: April 27, 2016
Matthew M. Peakes
Chairman of the Board,
Chief Executive Officer,
President