Form 10-Q
period 2016-03-31
DGSE COMPANIES INC
filed 2016-05-16
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2016:

Class	Outstanding
Common stock, $0.01 par value per share	12,328,956

DGSE COMPANIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,521,998	$1,752,711
Trade receivables, net of allowances	166,953	229,848
Inventories	10,250,004	9,565,506
Prepaid expenses	147,512	106,547
Total current assets	12,086,467	11,654,612

Property and equipment, net	4,199,776	4,281,388
Intangible assets, net	10,338	13,784
Other assets	143,551	204,226
Total assets	$16,440,132	$16,154,010

LIABILITIES
Current Liabilities:
Current maturities of long-term debt	$1,555,380	$1,589,522
Current maturities of capital leases	12,207	12,069
Accounts payable-trade	5,765,738	5,689,056
Accrued expenses	896,431	1,174,458
Customer deposits and other liabilities	2,508,508	1,309,648
Liabilities related to discontinued operations	190,810	190,810
Total current liabilities	10,929,074	9,965,563

Line of credit, related party	2,303,359	2,303,359
Long-term debt, less current maturities	10,556	13,664
Total liabilities	13,242,989	12,282,586

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,328,956 and 12,296,446 shares issued and outstanding	123,289	122,964
Additional paid-in capital	34,283,302	34,267,577
Accumulated deficit	(31,209,448)	(30,519,117)
Total stockholders' equity	3,197,143	3,871,424

Total liabilities and stockholders' equity	$16,440,132	$16,154,010

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenue:
Sales	$11,774,516	$12,875,149
Cost of goods sold	9,625,473	10,541,966
Gross margin	2,149,043	2,333,183

Expenses:
Selling, general and administrative expenses	2,624,356	2,886,043
Depreciation and amortization	99,764	140,624
	2,724,120	3,026,667

Operating loss	(575,077)	(693,484)

Other expense (income):
Other income, net	(614)	(3,033)
Interest expense	95,207	83,768
	94,593	80,735
Loss from continuing operations before income taxes	(669,670)	(774,219)

Income tax expense	20,564	26,844

Loss income from continuing operations	(690,234)	(801,063)

Discontinued operations:
(Loss) income from discontinued operations, net of taxes	(97)	2,564
Net loss	$(690,331)	$(798,499)

Basic net loss per common share:
Loss from continuing operations	$(0.06)	$(0.07)
(Loss) income from discontinued operations	-	-
Net loss per share	$(0.06)	$(0.07)

Diluted net loss per common share:
Loss from continuing operations	$(0.06)	$(0.07)
(Loss) income from discontinued operations	-	-
Net loss income per share	$(0.06)	$(0.07)

Weighted-average number of common shares
Basic	12,297,501	12,245,679
Diluted	12,297,501	12,245,679

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(690,331)	$(798,499)
(Loss) income from discontinued operations, net of tax	(97)	2,564
Loss from continuing operations, net of tax	(690,234)	(801,063)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	99,764	140,624
Stock based compensation to employees, officers and directors	16,050	60,433

Changes in operating assets and liabilities:
Trade receivables, net	62,895	889,408
Inventories	(684,498)	(298,501)
Prepaid expenses	(40,965)	(91,529)
Other assets	60,675	675
Accounts payable and accrued expenses	(201,346)	(931,776)
Customer deposits and other liabilities	1,198,860	71,249
Net cash used in operating activities of continuing operations	(178,799)	(960,480)

Cash Flows From Investing Activities:
Purchases of property and equipment	(14,706)	(8,804)
Net cash used in investing activities of continuing operations	(14,706)	(8,804)

Cash Flows From Financing Activities:
Repayment of debt	(34,141)	(31,935)
Payments on capital lease obligations	(2,970)	(3,789)
Net cash used in financing activities of continuing operations	(37,111)	(35,724)

Cash Flows From Discontinued Operations:
Net cash used in operating activities of discontinued operations	(97)	-

Net change in cash and cash equivalents	(230,713)	(1,005,008)
Cash and cash equivalents, beginning of period	1,752,711	2,184,435
Cash and cash equivalents, end of period	$1,521,998	$1,179,427

Supplemental Disclosures:
Cash paid during the period for:
Interest	$64,599	$72,507
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The consolidated interim financial statements of DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (such fiscal year, “Fiscal 2015” and such Annual Report on Form 10-K, the “Fiscal 2015 10-K”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

Note 2 - Principles of Consolidation and Nature of Operations

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

Note 3 - Critical Accounting Policies and Estimates

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The line of credit, related party does not bear a market rate of interest. Management believes that, based on the Company’s situation at the time the line was negotiated, it could not have obtained comparable financing, and as such cannot estimate the fair value of the line of credit, related party. The carrying amounts reported for the Company’s long-term debt and capital leases approximate fair value because substantially all of the underlying instruments have variable interest rates, which adjust frequently, or the interest rates approximate current market rates. None of these instruments are held for trading purposes.

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

Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard is to be applied retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the new standard, but does not anticipate a material impact to the consolidated financial statements once implemented in 2018.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and liabilities as non-current in a classified balance sheet. Entities are permitted to apply ASU 2015-17 prospectively or retrospectively. For the Company, the new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those years. However, early adoption is permitted. The Company has adopted this standard on a retrospective basis. The adoption of this did not have an impact on the Company’s consolidated balance sheet as the Company currently has a full valuation allowance recorded on its deferred tax assets.

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

Note 4 - Inventories

A summary of inventories is as follows:

	March 31,	December 31,
	2016	2015

Jewelry	$8,514,241	$8,365,828
Scrap gold	504,532	506,560
Bullion	974,094	357,644
Rare coins and Other	257,137	335,474
	$10,250,004	$9,565,506

Note 5 - Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares is as follows:

	For the Three Months Ended
	March 31,
	2016	2015

Basic weighted average shares	12,297,501	12,245,679
Effect of potential dilutive securities	-	-
Diluted weighted average shares	12,297,501	12,245,679

For the three months ended March 31, 2016 and 2015, options to purchase 5,015,000 and 5,030,000 shares of common stock, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive. For the three months ended March 31, 2016 and 2015, there were 93,530 and 72,600 unvested Restricted Stock Units (“RSUs”), respectively, not added to the diluted average shares because inclusion of such shares would be antidilutive.

Note 6 - Long-Term Debt

	Outstanding Balance
	March 31,	December 31,	Current
	2016	2015	Interest Rate	Maturity

NTR line of credit (1)	$2,303,359	$2,303,359	2.0%	August 1, 2017
Mortgage payable (2)	1,555,380	1,589,522	6.7%	August 1, 2016
Capital leases (3)	22,763	25,733	4.2%	May 1, 2018
Sub-Total	3,881,502	3,918,614
Less: Current maturities of capital leases	12,207	12,069
Less: Current maturities of mortgage payable	1,555,380	1,589,522
Long-term debt	2,313,915	2,317,023
Less: Line of credit (1)	2,303,359	2,303,359
Long term debt, less current maturities	$10,556	$13,664

(1)	On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC (“NTR”), an affiliate of DGSE’s largest stockholder Elemetal, LLC (“Elemetal”), pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs were included in other assets in the accompanying consolidated balance sheet, were amortized to interest expense on a straight-line basis over two years, and were completely amortized as of July 2014. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of March 31, 2016 and December 31, 2015, the outstanding balance of the NTR loan was $2,303,359.
(2)	On July 11, 2006, DGSE entered into a promissory note for $2,530,000 related to the mortgage on its largest retail location in Dallas, Texas with The Ohio National Life Insurance Company. The note bears an interest rate of six and seventy one-hundredths of one percent (6.70%) per annum, with a balloon payment of approximately $1.5 million on August 1, 2016 for the outstanding balance. Monthly principal payment payments of $20,192 plus accrued interest are required. The note is secured by the land and building. As of March 31, 2016 and December 31, 2015, the outstanding balance of the note was $1,555,380 and $1,589,522, respectively.
(3)	On April 3, 2011, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2011. At the end of the lease in May 2018, the equipment can be purchased for $1.

Note 7 - Stock-Based Compensation

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

In January 2014, DGSE’s Board of Directors (the “Board”) granted 112,000 RSUs to its officers and certain key employees. Each RSU is convertible into one share of Common Stock without additional payment pursuant to the terms of the Restricted Stock Unit Award Agreement, dated January 23, 2014, between the Company and each recipient (the “RSU Award Agreement”). One-fourth (or 28,000) of the RSUs vested and were exercisable as of the date of the grant, and an additional one-fourth of the RSUs (calculated using the total number of RSUs at the time of grant) vest and will be exercisable on each subsequent anniversary of the date of grant until 100 percent of the RSUs have vested, subject to the recipient’s continued status as an employee on each such date and other terms and conditions as set forth in the RSU Award Agreement. Upon termination of service of the recipient to us, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. Pursuant to these grants, an additional 2,000 RSUs vested in January 2016, and the recipients were subsequently issued common stock. Of the RSUs granted in January 2014, only 2,000 remain unvested and outstanding as of March 31, 2016.

In September of 2014, the Board granted 14,200 RSUs to each of its three outside directors, for a total of 42,600 RSUs issued. Each RSU is convertible into one share of Common Stock without additional payment pursuant to the terms of the RSU Award Agreement, dated September 17, 2014, between the Company and each recipient. All of the RSUs were to vest and become exercisable on the earlier of: (i) the one year anniversary of the grant date; or (ii) the day prior to the next Annual Meeting of the Stockholders of DGSE Companies, Inc., subject to each recipient’s continued status as a Director through such dates and other terms and conditions of set forth in the RSU Award Agreement. Upon termination of service of the recipient to the Company, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. All 42,600 of these RSUs vested as of June 9, 2015, the day prior to our 2015 Annual Meeting of Stockholders, which was held June 10, 2015, and subsequently 42,600 shares of common stock were issued pursuant to these RSUs, on June 11, 2015.

On March 24, 2016, the Board awarded the three independent directors a total of 122,040 RSUs as compensation for their Board service. One-fourth (or 30,510) of the RSUs vested and were issued on March 31, 2016. The remaining RSUs will vest ratably and will be exercisable at the end of every quarter (June 30, September 30 and December 31) during the year ending December 31, 2016, subject to the continued status as a director on each such date and other terms and conditions as set forth in the RSU Award Agreement, dated March 24, 2016. Each vested RSU is convertible into one share of our Common Stock, par value $0.01, without additional consideration. Upon termination of service of each independent director, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. Of these RSUs, 91,530 remain unvested and outstanding as of March 31, 2016.

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $16,050 and $60,433, respectively relating to employee and director RSUs, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Note 8 - Related Party Transactions

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

Elemetal is DGSE’s largest shareholder. Elemetal and its affiliates are also DGSE’s primary refiner and bullion trading partner. In the three months ended March 31, 2016, 26% of sales and 27% of purchases were transactions with Elemetal, and in the same period of 2015, these transactions represented 14% of DGSE’s sales and 36% of DGSE’s purchases. As of March 31, 2016, the Company was obligated to pay $4,977,730 to Elemetal as a trade payable, and had a $4,074 receivable from Elemetal. As of December 31, 2015, the Company was obligated to pay $4,176,037 to Elemetal as a trade payable, and had a $169,136 receivable from Elemetal. In the three months ended March 31, 2016 and 2015, the Company paid Elemetal $56,811 and $42,802, respectively, in interest on the Company’s outstanding payable.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or, (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and additional proceeds are expected were used as working capital in the ordinary course of business. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. All other terms of the agreement remain the same. As of March 31, 2016 and December 31, 2015, the outstanding balance of the NTR loan was $2,303,359. In the three months ended March 31, 2016 and 2015, the Company paid NTR $11,388 and $11,260, respectively, in interest on the Company’s line of credit.

In April 2013, DGSE moved its principal corporate offices to office space at 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal and also serves as their headquarters. DGSE leases space in the building subject to a lease that expired in December 2015. The Company continues to pay this lease on a month-to-month basis with no increase in the rent. In the three months ended March 31, 2016 and 2015, the Company recognized rent expense of $22,500 and $11,125, respectively, related to this lease.

In the fourth quarter of Fiscal 2013, the Company established a wholly owned subsidiary named Carbon Fund One, LLC to act as the general partner (the “General Partner”) for Carbon Fund One, LP (the “Fund”), which was established at the same time. The Fund was an investment fund specializing in the buying and selling of gemstones. The General Partner receives a one percent ownership interest of the Fund, and is paid 2% carried interest on assets under management by the Fund, and 20% of net earnings before distributions to the limited partners. The Fund was intended to provide an investment vehicle for individuals interested in investment opportunities in diamonds and gemstones, and provide incremental value to the Company’s shareholders by utilizing the Company’s expertise, infrastructure, and retail and wholesale customer base, to generate additional profit through earnings from its role as General Partner. Ultimately, DGSE’s management made the decision to end its involvement in the Fund, and the General Partner has wrapped up the Fund’s activities and liquidated all remaining inventory. The Fund transacted business with the Company from time to time, including buying gemstones from and selling gemstones to the Company. In the three months ended March 31, 2016, the Company made no sales or purchases from the Fund, and owed the Fund nothing as of March 31, 2016 in trade payables. In the three months ended March 31, 2015, the Company made no sales to the Fund, had purchases of $11,330 from the Fund, and owed the Fund $148,085 as of March 31, 2015 in trade payables. Additionally, in the three months ended March 31, 2015, the General Partner generated net income of $1,269 from its role with the Fund.

On April 15, 2016, the Company entered into a non-binding letter of intent with Elemetal pursuant to which, in exchange for satisfaction of $3,500,000 of trade payables owed by DGSE to Elemetal as a result of bullion-related transactions, DGSE would issue to Elemetal (a) shares of common stock at a stock price of $0.41 per share, which based on an amount of debt exchanged of $3,500,000 would result in the issuance of 8,536,585 shares to Elemetal and (b) a one-year option to purchase from DGSE 1,000,000 shares of common stock of DGSE at an exercise price of $0.65 per share.

DGSE also entered into a non-binding letter of intent with NTR pursuant to which, in exchange for satisfaction of debt owed by DGSE to NTR that was incurred in connection with the certain Loan Agreement (the balance of which as of April 13, 2016, including principal and interest, was $2,408,238), DGSE would issue to NTR shares of common stock at a stock price of $0.41 per share, which based on the balance outstanding as of April 13, 2016, would result in the issuance of 5,873,753 shares to NTR.

Both letters of intent are non-binding and are subject to numerous conditions, including negotiation and execution of definitive agreements and shareholder approval. No assurance can be made that DGSE will be able to negotiate mutually satisfactory definitive agreements with Elemetal and NTR or that it will receive the necessary shareholder approval.

Note 9 - Legal Proceedings

There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Note 10 - Discontinued Operations

During the first half of 2014, the Company elected to discontinue the operations of Southern Bullion, due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The significant change in the precious metals market in 2013, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. As a result, during 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
	March 31,
	2016	2015

Revenue:
Sales	$-	$65
Cost of goods sold	-	-
Gross margin	-	65

Expenses:
Selling, general and administrative expenses	-	(2,459)
Depreciation and amortization	-	-
Total expenses	-	(2,459)

Operating income	-	2,524

Other expense (income):
Other income, net	-	-
Interest (income) expense	-	(40)
	-	(40)

Income from discontinued operations before income taxes	-	2,564

Income tax expense	(97)	-
(Loss) income from discontinued operations after income taxes	$(97)	$2,564

As of March 31, 2016, the Company believes it has now recognized all material expenses related to the closure of Southern Bullion operations. The three months ended March 31, 2015 include minor adjustments of existing expense accruals related to winding down the operations of Southern Bullion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2015 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing which rise and fall based upon global supply and demand dynamics, with the greatest impact relating to gold. Fiscal 2015 continued to see a downward pricing pressure in gold prices, dropping as low as $1,053.95 per ounce. Despite this general decline in the price of gold, the demand for physical gold increased during the last half of 2015. During the first quarter of 2016, gold prices have trended upward with the London PM Fix closing at $1,231.16 per ounce at March 31, 2016. This closing price represents an increase of approximately four percent as compared to the closing price as of March 31, 2015 and represents the best return on investment performance in almost three decades.

However, the market for buying and selling of pre-owned or “scrap” gold continues to remain extremely negative. Scrap gold purchases have historically been a critical profit engine for all of our locations, and the downturn in this category has had a significant impact on our revenue, profitability and long-term growth plans.

As noted above, the scrap gold buying model has seen a substantial reduction in recent years, and as a result, we continue to adapt our retail strategy to meet the demands of the current market. In Fiscal 2016, the focus of our marketing and merchandising efforts will be to continue to grow our jewelry, diamond and watch businesses. We continue to believe that the most successful locations will be those that can sustain our full retail “exchange” model: engaging in both buying and selling of precious metals and related merchandise, while maintaining a robust and diverse inventory across all jewelry categories and providing critical services such as watch and jewelry repair. Those locations that have historically been primarily scrap buying shops simply no longer make economic sense in the current environment. In recent years, DGSE has had many small locations spread across the DFW area in order to provide multiple scrap collection sites. We are now focusing on developing larger, full-service stores, with broad inventory offerings across all categories, while also providing value-added services that help drive retail traffic. We will continue to focus on evolving our business across all of our markets, in an effort to drive efficiency across our geographical footprint, and maximize profitability.

The following table represents our historical operating results by categories:

	Three Months Ended March 31,
	2016			2015
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$3,281,551	$1,046,633	31.9%	$3,241,441	$1,145,636	35.3%
Bullion/Rare Coin	7,307,959	667,200	9.1%	8,031,951	598,516	7.5%
Scrap	766,558	255,027	33.3%	1,221,876	389,312	31.9%
Other	418,448	180,183	43.1%	379,881	199,719	52.6%
Total	$11,774,516	$2,149,043	18.3%	$12,875,149	$2,333,183	18.1%

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Revenues. Revenues related to continuing operations decreased by $1,100,633, or 9%, during the three months ended March 31, 2016, to $11,774,516, as compared to $12,875,149 during the same period in 2015. Jewelry sales were up slightly compared to the three months ended March 31, 2015, while bullion and scrap sales were down approximately 15% and 37%, respectively, compared with the prior year quarter. Our scrap business has historically been one of our largest revenue and profit drivers, and in Fiscal 2016 that business continued to contract in line with the industry. During the quarter ended March 31, 2015, we closed two stores in the Dallas-Fort Worth area.

Gross Profit. For the three months ended March 31, 2016, gross profit decreased by $184,140, or 8%, to $2,149,043, as compared to $2,333,183 during the same period in 2015. The decrease in gross profit dollars was due primarily to decreased sales. As a percentage of revenue, gross margin increased slightly to 18.3% compared to 18.1% in the same period for the prior year. Increases in the margin for bullion were offset by a decline in margin for jewelry segment during the quarter.

Selling, General and Administrative Expenses. For the three months ended March 31, 2016, Selling, General and Administrative (“SG&A”) expenses decreased by $261,687, or 9%, to $2,624,356, as compared to $2,886,043 during the same period in 2015. The decrease in SG&A was achieved through continued efforts to reduce expenses at all levels, including store-level operating expenses, corporate overhead, and advertising expense. The decrease is also a result of the recognition of approximately $145,000 related to the acceleration of rent expense associated with two stores closed during the first quarter of 2015.

Depreciation and Amortization. For the three months ended March 31, 2016, depreciation and amortization expense was $99,764 compared to $140,624 for the same period in 2015, a decrease of $40,860, or 29%. This decrease in depreciation is primarily associated with the accelerated write off of assets formerly utilized in two stores closed during Fiscal 2015.

Interest Expense. For the three months ended March 31, 2016, interest expense was $95,207, an increase of $11,439, or 14%, compared to $83,768 during the same period in 2015. The increase is primarily due to a higher balance in trade payables to Elemetal Capital, on which the Company pays interest.

Income (Loss) from Discontinued Operations. For the three months ended March 31, 2016, the Company incurred state tax expense of $97 related to discontinued operations. The results for the three months ended March 31, 2015, was income of $2,564 related to the Southern Bullion locations closed in 2014. The income relates to adjustments in accrued expenses related to the wind down of all Southern Bullion operations.

Liquidity and Capital Resources

During the three months ended March 31, 2016 and 2015, cash flows used in operating activities totaled $178,799 and $960,480, respectively, an improvement of $781,681. Cash used in operating activities for the three months ended March 31, 2016, was driven largely by an increase in inventory of $684,498, an increase in customer deposits and other liabilities of $1,198,860, offset by a decrease in accounts payable and accrued expenses of $201,346 due to the timing of vendor payments and the loss from continuing operations of $690,234.

During the three months ended March 31, 2016 and 2015, cash flows used in investing activities totaled $14,706 and $8,804, respectively, an increase of $5,902. The use of cash in investing activities during the three months ended March 31, 2016 was the result of purchases of property and equipment primarily related to the build out of the Company’s new store in Euless, Texas.

During the three months ended March 31, 2016 and 2015, cash flows used in financing activities totaled $37,111 and $35,724, respectively, an increase of $1,387. The use of cash in financing activities during both periods was primarily the result of repayment of debt and payments on capital lease obligations.

We expect our capital expenditures to total approximately $650,000 during the next twelve months. These expenditures will be largely driven by the build out of our new location, which will allow us to consolidate at least three stores in the eastern part of DFW, upgrades and repairs of existing facilities, and the purchase of a new point-of-sale system. As of March 31, 2016, there were no commitments outstanding for capital expenditures.

In the event of significant growth in retail and/or wholesale jewelry sales, our demand for additional working capital will increase due to a related need to stock additional jewelry inventory and increases in wholesale accounts receivable. Historically, vendors have offered us extended payment terms to finance the need for jewelry inventory growth and our management believes that they will continue to extend such terms to us in the future.

Our ability to finance our operations and working capital needs are dependent upon management’s ability to negotiate extended terms or refinance the Company’s debt. We have historically renewed, extended or replaced short-term debt as it matures and management believes that we will be able to continue to do so in the near future. In August 2016, our mortgage payable on our largest retail location is due and has been classified as current on the consolidated balance sheet as of March 31, 2016. The balloon payment will be approximately $1.5 million. We believe we will be able to refinance, extend or replace this mortgage payable prior to the termination date.

From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes that if additional working capital is required, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted in order to meet unforeseen working capital requirements.

On July 19, 2012, we entered into the Loan Agreement with NTR, an affiliate of DGSE’s majority stockholder Elemetal, pursuant to which NTR, agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and have been completely amortized. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of March 31, 2016 and December 31, 2015, we had outstanding balances of $2,303,359 and $2,303,359, respectively, drawn on the NTR credit facility. Any additional drawdown of funds on the Loan Agreement require the approval of NTR.

On July 15, 2014, we received final notice from the Texas Comptroller of its consent to a payment agreement to pay amounts due by us under the Texas Comptroller’s decision (the “Decision”) in connection with the 2010 Sales Tax Audit (the “Payment Agreement”). As more fully discussed in the Legal Proceeding section of our Fiscal 2015 10-K, pursuant to the terms of the Payment Agreement, we agreed to pay approximately $1.1 million in taxes, penalties and interest. Pursuant to the terms of the Payment Agreement, we were to pay the agreed amount provided in the Decision over an 18-month period, which began with an initial payment of $325,000 in June 2014, followed by monthly payments of $47,000 until all agreed tax amounts, penalty and accrued interest are paid. This expense was fully accrued in Fiscal 2014, but based on the terms of the Payment Agreement, DGSE made payments of $47,000 per month through all of 2015. The final payment of $47,000 was submitted to the Texas Comptroller in January 2016 to fully satisfy the indebtedness associated with the 2010 Sale Tax Audit.

In October 2007, we purchased a retail location, with office and storage facilities in Dallas, Texas. In connection with the purchase, we assumed a loan with a remaining principal balance at that time of $2,323,484 and an interest rate of 6.70%. The loan has required monthly payments of $23,281 with a balloon payment of $1,508,962 due on August 1, 2016. As discussed above, we believe we will be able to refinance, extend or replace this mortgage payable prior to the termination date. As of March 31, 2016, the outstanding balance of the loan was $1,555,380. In November 2013, we signed an agreement to lease a portion of this facility to a third party, beginning in January 2014. Under the terms of the five-year agreement, we will receive $5,000 per month in base rent initially, increasing to $7,500 per month after 24 months. The lessee will also be required to pay additional rent based on revenue it generates using the facility. Under certain conditions, we have the right to terminate the agreement after 24 months.

On April 15, 2016, the Company entered into a non-binding letter of intent with Elemetal pursuant to which, in exchange for satisfaction of $3,500,000 of trade payables owed by DGSE to Elemetal as a result of bullion-related transactions, DGSE would issue to Elemetal (a) shares of common stock at a stock price of $0.41 per share, which based on an amount of debt exchanged of $3,500,000 would result in the issuance of 8,536,585 shares to Elemetal and (b) a one-year option to purchase from DGSE 1,000,000 shares of common stock of DGSE at an exercise price of $0.65 per share.

DGSE also entered into a non-binding letter of intent with NTR pursuant to which, in exchange for satisfaction of debt owed by DGSE to NTR that was incurred in connection with the certain Loan Agreement (the balance of which as of April 13, 2016, including principal and interest, was $2,408,238), DGSE would issue to NTR shares of common stock at a stock price of $0.41 per share, which based on the balance outstanding as of April 13, 2016, would result in the issuance of 5,873,753 shares to NTR.

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

Disclosure Controls and Procedures

Based upon the evaluation required by Section 11a-15(b) of the Securities Exchange Act of 1934, as amended, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, as of March 31, 2016, were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1A.	RISK FACTORS.

For a full discussion of the risk factors applicable to our business, financial condition or results of operations, please see the section entitled “Risk Factors” in our Fiscal 2015 10-K. Other than as listed below, there have been no material changes in our risk factors from those disclosed in our Fiscal 2015 10-K. The risk factors disclosed in our Fiscal 2015 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

We have received a notice of non-compliance with a continued listing standard from the NYSE MKT for our common stock. If we are unable to avoid the delisting of our common stock from the NYSE MKT, it could have a substantial negative effect on the liquidity and market price for our common stock, our access to capital markets and our liquidity and results of operations.

On April 12, 2016, we received a notice from the NYSE MKT LLC (the “NYSE MKT”) indicating that we did not meet continued listing standards of the NYSE MKT. We are not in compliance with Section 1003(a)(ii) of the NYSE MKT Company Guide (the “Company Guide”) because we reported stockholders’ equity of $3.87 million as of December 31, 2015 and had net losses in in three out of our four most recent fiscal years. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide.

We have submitted a plan of compliance to the NYSE MKT on May 11, 2016 addressing how we intend to regain compliance with the continued listing standards of the NYSE MKT. If the plan is accepted, DGSE will be subject to periodic reviews and continued compliance with the plan. If DGSE is not in compliance with the plan as of October 12, 2017 or if DGSE does not make progress consistent with the plan, the NYSE MKT may initiate delisting procedures.

If our common stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our common stock; and (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing, which could negatively affect our liquidity and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1
3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2
3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3
3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4
3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5
3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6
3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0
3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	8-K	May 31, 2007	3.1
3.9	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7
3.10	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1
3.11	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1
4.1	Specimen Common Stock Certificate		X	S-4	January 6, 2007	4.1
10.1	Form of Indemnification Agreement between DGSE Companies, Inc. and each executive officer and director of DGSE		X	8-K	February 12, 2016	10.1
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Matthew M. Peakes	X

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Nabil J. Lopez	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Matthew M. Peakes	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nabil J. Lopez	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE COMPANIES, INC.
(Registrant)

Date: May 16, 2016	By:	/s/ MATTHEW M. PEAKES
Matthew M. Peakes
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016		/s/ NABIL J. LOPEZ
Nabil J. Lopez
Chief Financial Officer
(Principal Financial Officer)

