Form 10-Q
period 2016-06-30
DGSE COMPANIES INC
filed 2016-08-15
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2016:

Class	Outstanding
Common stock, $0.01 par value per share	12,359,466

DGSE COMPANIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,064,249	$1,752,711
Trade receivables, net of allowances	196,386	229,848
Inventories	9,637,714	9,565,506
Prepaid expenses	157,212	106,547

Total current assets	11,055,561	11,654,612

Property and equipment, net	4,177,924	4,281,388
Intangible assets, net	6,892	13,784
Other assets	117,355	204,226

Total assets	$15,357,732	$16,154,010

LIABILITIES
Current Liabilities:
Current maturities of long-term debt	$1,520,664	$1,589,522
Current maturities of capital leases	12,326	12,069
Accounts payable-trade	6,697,963	5,689,056
Accrued expenses	871,001	1,174,458
Customer deposits and other liabilities	1,071,743	1,309,648
Liabilities related to discontinued operations	190,810	190,810

Total current liabilities	10,364,507	9,965,563

Line of credit, related party	2,303,359	2,303,359
Long-term debt, less current maturities	7,435	13,664

Total liabilities	12,675,301	12,282,586

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,359,466 and 12,296,446 shares issued and outstanding	123,594	122,964
Additional paid-in capital	34,305,269	34,267,577
Accumulated deficit	(31,746,432)	(30,519,117)
Total stockholders' equity	2,682,431	3,871,424

Total liabilities and stockholders' equity	$15,357,732	$16,154,010

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Sales	$15,498,406	$14,942,637	$27,272,922	$27,817,786
Cost of goods sold	13,216,550	12,373,461	22,842,023	22,915,427
Gross margin	2,281,856	2,569,176	4,430,899	4,902,359

Expenses:
Selling, general and administrative expenses	2,593,159	2,533,139	5,217,515	5,419,181
Depreciation and amortization	109,636	81,708	209,400	222,332
	2,702,795	2,614,847	5,426,915	5,641,513

Operating loss	(420,939)	(45,671)	(996,016)	(739,154)

Other expense (income):
Other expense (income), net	353	(670)	(261)	(3,703)
Interest expense	100,563	88,893	195,770	172,661
	100,916	88,223	195,509	168,958

Loss from continuing operations before income taxes	(521,855)	(133,894)	(1,191,525)	(908,112)

Income tax expense (benefit)	15,062	(1,921)	35,626	24,923

Loss from continuing operations	(536,917)	(131,973)	(1,227,151)	(933,035)

Discontinued operations:
(Loss) income from discontinued operations, net of taxes	(67)	41,683	(164)	44,247

Net loss	$(536,984)	$(90,290)	$(1,227,315)	$(888,788)

Basic net loss per common share:
Loss from continuing operations	$(0.04)	$(0.01)	$(0.10)	$(0.07)
(Loss) income from discontinued operations	-	-	-	-
Net loss per share	$(0.04)	$(0.01)	$(0.10)	$(0.07)

Diluted net loss per common share:
Loss from continuing operations	$(0.04)	$(0.01)	$(0.10)	$(0.07)
(Loss) income from discontinued operations	-	-	-	-
Net income per share	$(0.04)	$(0.01)	$(0.10)	$(0.07)

Weighted-average number of common shares
Basic	12,328,956	12,262,741	12,313,228	12,254,257
Diluted	12,328,956	12,262,741	12,313,228	12,254,257

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(1,227,315)	$(888,788)
(Loss) income from discontinued operations, net of tax	(164)	44,247
Loss from continuing operations, net of tax	(1,227,151)	(933,035)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	209,400	222,332
Stock based compensation to employees, officers and directors	38,322	36,882

Changes in operating assets and liabilities:
Trade receivables, net	33,462	732,597
Inventories	(72,208)	884,361
Prepaid expenses	(50,665)	(83,659)
Other assets	86,871	1,035
Accounts payable and accrued expenses	705,449	(2,028,212)
Customer deposits and other liabilities	(237,905)	573,072

Net cash used in operating activities of continuing operations	(514,425)	(594,627)

Cash Flows From Investing Activities:
Purchases of property and equipment	(99,045)	(76,831)

Net cash used in investing activities of continuing operations	(99,045)	(76,831)

Cash Flows From Financing Activities:
Repayment of debt	(68,857)	(64,408)
Payments on capital lease obligations	(5,971)	(6,666)

Net cash used in financing activities of continuing operations	(74,828)	(71,074)

Cash Flows From Discontinued Operations:
Net cash (used in) provided by operating activities of discontinued operations	(164)	2,897

Net change in cash and cash equivalents	(688,462)	(739,635)
Cash and cash equivalents, beginning of period	1,752,711	2,184,435
Cash and cash equivalents, end of period	$1,064,249	$1,444,800

Supplemental Disclosures:
Cash paid during the period for:
Interest	$151,390	$149,884
Income taxes	$-	$-

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

Note 2 - Principles of Consolidation and Nature of Operations

DGSE buys and sells jewelry and bullion products to both retail and wholesale customers throughout the United States through its facilities in South Carolina and Texas, and through its various internet sites.

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

On March 30, 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for share-based payment transactions. This update requires that excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the consolidated statements of income rather than additional paid-in capital. Additionally, the excess tax benefits will be classified along with other income tax cash flows as an operating activity, rather than a financing activity, on the statement of cash flows. Further, the update allows an entity to make a policy election to recognize forfeitures as they occur or estimate the number of awards expected to be forfeited. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively, with certain cumulative effect adjustments. The Company will adopt ASU 2016-09 no later than the required date of January 1, 2017. We do not expect this standard to have a material impact on our consolidated financial statements.

Note 4 - Inventories

A summary of inventories is as follows:

	June 30,	December 31,
	2016	2015

Jewelry	$8,007,307	$8,365,828
Scrap gold	774,664	506,560
Bullion	553,742	357,644
Rare coins and Other	302,001	335,474
	$9,637,714	$9,565,506

Note 5 - Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares for the three and six months ended June 30, 2016 and 2015 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Basic weighted average shares	12,328,956	12,262,741	12,313,228	12,254,257
Effect of potential dilutive securities	-	-	-	-
Diluted weighted average shares	12,328,956	12,262,741	12,313,228	12,254,257

For the three and six months ended June 30, 2016 and 2015, options to purchase 5,015,000 and 5,030,000 shares of common stock, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive. For the three and six months ended June 30, 2016, there were 93,530 and 63,020 unvested Restricted Stock Units (“RSUs”), respectively, not added to the diluted average shares because inclusion of such shares would be antidilutive. For the three and six months ended June 30, 2015, there were 30,000 unvested Restricted Stock Units (“RSUs”), not added to the diluted average shares because inclusion of such shares would be antidilutive.

Note 6 - Long-Term Debt

	Outstanding Balance
	June 30, 2016	December 31, 2015	Current Interest Rate	Maturity

NTR line of credit (1)	$2,303,359	$2,303,359	2.0%	August 1, 2017
Mortgage payable (2)	1,520,664	1,589,522	6.7%	August 1, 2016
Capital leases (3)	19,761	25,733	4.2%	May 1, 2018
Sub-Total	3,843,784	3,918,614
Less: Current maturities of capital leases	12,326	12,069
Less: Current maturities of mortgage payable	1,520,664	1,589,522
Long-term debt	2,310,794	2,317,023
Less: Line of credit (1)	2,303,359	2,303,359
Long term debt, less current maturities	$7,435	$13,664

(1)	On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC (“NTR”), an affiliate of DGSE’s largest stockholder Elemetal, LLC (“Elemetal”), pursuant to which NTR agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs were included in other assets in the accompanying consolidated balance sheet, were amortized to interest expense on a straight-line basis over two years, and were completely amortized as of July 2014. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of June 30, 2016 and December 31, 2015, the outstanding balance of the NTR loan was $2,303,359. See Note 8, Related Party Transactions for discussion of a proposed transaction with NTR to cancel and forgive all amounts outstanding under the Loan Agreement, subject to certain closing conditions including but not limited to shareholder approval.

(2)	On July 11, 2006, DGSE entered into a promissory note for $2,530,000 related to the mortgage on its largest retail location in Dallas, Texas with The Ohio National Life Insurance Company. The note bears an interest rate of six and seventy one-hundredths of one percent (6.70%) per annum, with a balloon payment of approximately $1.5 million on August 1, 2016 for the outstanding balance. Monthly principal payment payments of $20,192 plus accrued interest are required. The note is secured by the land and building. As of June 30, 2016 and December 31, 2015, the outstanding balance of the note was $1,520,664 and $1,589,522, respectively.
(3)	On April 3, 2011, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2011. At the end of the lease in May 2018, the equipment can be purchased for $1.

In May 2016, the Company entered into a Sale Agreement for the property associated with our largest retail store located in Dallas, Texas with 1and2 Automotive, LLC and/or its assigns for $2,250,000. This transaction closed on July 27, 2016 with the proceeds paying off the outstanding mortgage balance. The remaining proceeds will be primarily used to pay for the buildout of the new location, which will allow us to consolidate at least three stores in the eastern part of Dallas-Fort Worth area. We expect to incur approximately $250,000 of accelerated depreciation expense associated with the write off of the assets and recognize approximately $650,000 of a loss associated with the sale of Reeder in the third quarter of 2016.

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

In January 2014, DGSE’s Board of Directors (the “Board”) granted 112,000 RSUs to its officers and certain key employees. Each RSU is convertible into one share of common stock without additional payment pursuant to the terms of the Restricted Stock Unit Award Agreement, dated January 23, 2014, between the Company and each recipient (the “RSU Award Agreement”). One-fourth (or 28,000) of the RSUs vested and were exercisable as of the date of the grant, and an additional one-fourth of the RSUs (calculated using the total number of RSUs at the time of grant) vest and will be exercisable on each subsequent anniversary of the date of grant until 100 percent of the RSUs have vested, subject to the recipient’s continued status as an employee on each such date and other terms and conditions as set forth in the RSU Award Agreement. Upon termination of service of the recipient to us, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. Pursuant to these grants, an additional 2,000 RSUs vested in January 2016, and the recipients were subsequently issued common stock. Of the RSUs granted in January 2014, only 2,000 remain unvested and outstanding as of June 30, 2016.

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

On March 24, 2016, the Board awarded the three independent directors a total of 122,040 RSUs as compensation for their Board service. One-fourth (or 30,510) of the RSUs vested and were issued on March 31, 2016. The remaining RSUs will vest ratably and will be exercisable at the end of every quarter (June 30, September 30 and December 31) during the year ending December 31, 2016, subject to the continued status as a director on each such date and other terms and conditions as set forth in the RSU Award Agreement, dated March 24, 2016. Each vested RSU is convertible into one share of our common stock, par value $0.01, without additional consideration. Upon termination of service of each independent director, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. Of these RSUs, 61,020 remain unvested and outstanding as of June 30, 2016.

On April 27, 2016, the Board awarded the Chief Executive Officer of the Company (“CEO”) and the Chief Financial Officer of the Company (“CFO”) a total of 125,000 RSUs as compensation for their service as executives of the Company. One-fourth (or 31,250) of the RSUs will vest ratably in equal annual installments over a four-year period beginning on April 27, 2017, subject to the continued status as an employee on each such date and other terms and conditions of set forth in the RSU Award Agreement, dated April 27, 2016. Each vested RSU is convertible into one share of our common stock, par value $0.01, without additional consideration. Upon termination of service of the employee, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate.

In addition to the RSU grant above for the CEO and CFO, the Compensation Committee granted an additional 125,000 performance-based RSUs to the executives that will vest ratably over a four-year period beginning April 27, 2017 if certain financial performance criteria is achieved. Subsequent to such grants, the 2006 Equity Incentive Plan (the “2006 Plan”) expired. As a result, no further issuances can be made pursuant to the 2006 Plan.

Stock-based compensation expense (gain) for the three months ended June 30, 2016 and 2015 was $22,272 and ($26,952), respectively. Stock-based compensation expense for the six months ended June 30, 2016 and 2015 was $38,322 and $36,882, respectively, relating to employee and director RSUs, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The gain in stock-based compensation expense during the three months ended June 30, 2015 related to an adjustment to the stock-based compensation accrual due to the decline in the price of the Company’s common stock.

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

Elemetal is DGSE’s largest shareholder. Elemetal and its affiliates are also DGSE’s primary refiner and bullion trading partner. In the six months ended June 30, 2016, 32% of sales and 24% of purchases were transactions with Elemetal, and in the same period of 2015, these transactions represented 20% of DGSE’s sales and 25% of DGSE’s purchases. As of June 30, 2016, the Company was obligated to pay $5,848,367 to Elemetal as a trade payable, and had a $1,306 receivable from Elemetal. As of December 31, 2015, the Company was obligated to pay $4,176,037 to Elemetal as a trade payable, and had a $169,136 receivable from Elemetal. In the six months ended June 30, 2016 and 2015, the Company paid Elemetal $119,457 and $91,410, respectively, in interest on the Company’s outstanding payable.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or, (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and additional proceeds are expected were used as working capital in the ordinary course of business. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. All other terms of the agreement remain the same. As of June 30, 2016 and December 31, 2015, the outstanding balance of the NTR loan was $2,303,359. In the six months ended June 30, 2016 and 2015, the Company paid NTR $22,905 and $22,777, respectively, in interest on the Company’s line of credit.

In April 2013, DGSE moved its principal corporate offices to office space at 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal and also serves as their headquarters. DGSE leases space in the building subject to a lease that expired in December 2015. The Company continues to pay this lease on a month-to-month basis with no increase in the rent. In the six months ended June 30, 2016 and 2015, the Company recognized rent expense of $45,000 and $24,250, respectively, related to this lease.

In the fourth quarter of Fiscal 2013, the Company established a wholly owned subsidiary named Carbon Fund One, LLC to act as the general partner (the “General Partner”) for Carbon Fund One, LP (the “Fund”), which was established at the same time. The Fund was an investment fund specializing in the buying and selling of gemstones. The General Partner receives a one percent ownership interest of the Fund, and is paid 2% carried interest on assets under management by the Fund, and 20% of net earnings before distributions to the limited partners. The Fund was intended to provide an investment vehicle for individuals interested in investment opportunities in diamonds and gemstones, and provide incremental value to the Company’s shareholders by utilizing the Company’s expertise, infrastructure, and retail and wholesale customer base, to generate additional profit through earnings from its role as General Partner. Ultimately, DGSE’s management made the decision to end its involvement in the Fund, and the General Partner has wrapped up the Fund’s activities and liquidated all remaining inventory. The Fund transacted business with the Company from time to time, including buying gemstones from and selling gemstones to the Company. In the six months ended June 30, 2016, the Company made no sales or purchases from the Fund, and owed the Fund nothing as of June 30, 2016 in trade payables. In the six months ended June 30, 2015, the Company made no sales to the Fund, had purchases of $11,330 from the Fund, and owed the Fund nothing as of June 30, 2015 in trade payables. Additionally, in the six months ended June 30, 2015, the General Partner generated net loss of $1,106 from its role with the Fund.

On June 20, 2016, the Company entered into a stock purchase agreement with Elemetal and NTR Metals, LLC, pursuant to which (i) DGSE agreed to sell and issue to NTR shares of common stock at a stock price of $0.41 per share in exchange for the cancellation and forgiveness of all amounts outstanding under the Loan Agreement and an associated $7,500,000 Revolving Credit Note of the same date executed by DGSE in favor of NTR (which indebtedness and accrued interest as of June 17, 2016 was $2,416,428), and (ii) DGSE agreed to sell and issue to Elemetal 8,536,585 shares of common stock at a stock price of $0.41 per share and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $0.65 per share in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to Elemetal as a result of bullion-related transactions. In connection with the closing of the purchase agreement, DGSE will enter into a registration rights agreement with NTR and Elemetal providing for, among other things, demand and piggyback registration rights with respect to the shares to be issued and registration procedures. The closing of the transactions is expected to take place following satisfaction of various closing conditions, including obtaining the approval of DGSE’s stockholders.

Note 9 - Legal Proceedings

There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Note 10 - Discontinued Operations

During the first half of 2014, the Company elected to discontinue the operations of Southern Bullion, due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The significant change in the precious metals market in 2013, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. As a result, during 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Sales	$-	$-	$-	$65
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	65

Expenses:
Selling, general and administrative expenses	-	(41,683)	-	(44,142)
Depreciation and amortization	-	-	-	-
Total expenses	-	(41,683)	-	(44,142)

Operating income	-	41,683	-	44,207

Other expense (income):
Interest income expense	-	-	-	40
	-	-	-	40

Income from discontinued operations before income taxes	-	41,683	-	44,247

Income tax expense	(67)	-	(164)	-

Income (loss) from discontinued operations after income taxes	$(67)	$41,683	$(164)	$44,247

As of June 30, 2016, the Company believes it has now recognized all material expenses related to the closure of Southern Bullion operations. Discontinued operations for the three and six months ended June 30, 2015, include adjustments of existing expense accruals related to winding down the operations of Southern Bullion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2015 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing which rise and fall based upon global supply and demand dynamics, with the greatest impact relating to gold. Fiscal 2015 continued to see a downward pricing pressure in gold prices, dropping as low as $1,053.95 per ounce. Despite this general decline in the price of gold, the demand for physical gold increased during the last half of 2015. Similar to the trend in the first quarter of 2016, gold prices have continued to trend upward with the London PM Fix closing at $1,330.07 per ounce at June 30, 2016. This closing price represents an increase of approximately six percent as compared to the average closing price for the three months ended June 30, 2015.

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

The following table represents our historical operating results by categories:

	Three Months Ended June 30,
	2016			2015
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$3,333,534	$1,072,800	32.2%	$4,570,106	$1,500,119	32.8%
Bullion/Rare Coin	10,990,478	784,497	7.1%	9,166,772	642,841	7.0%
Scrap	832,063	252,207	30.3%	895,811	283,056	31.6%
Other	342,331	172,352	50.3%	309,948	143,160	46.2%

Total	$15,498,406	$2,281,856	14.7%	$14,942,637	$2,569,176	17.2%

	Six Months Ended June 30,
	2016			2015
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$6,615,085	$2,119,433	32.0%	$7,811,547	$2,645,755	33.9%
Bullion/Rare Coin	18,298,437	1,451,697	7.9%	17,198,723	1,241,357	7.2%
Scrap	1,598,621	507,234	31.7%	2,117,687	672,368	31.8%
Other	760,779	352,535	46.3%	689,829	342,879	49.7%

Total	$27,272,922	$4,430,899	16.2%	$27,817,786	$4,902,359	17.6%

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Revenues. Revenues related to continuing operations increased by $555,769, or 4%, during the three months ended June 30, 2016, to $15,498,406, as compared to $14,942,637 during the same period in 2015. Bullion sales were up approximately 20% compared to the three months ended June 30, 2015, while jewelry and scrap sales were down approximately 27% and 7%, respectively, compared to the prior year quarter. Our scrap business has historically been one of our largest revenue and profit drivers, and in Fiscal 2016 that business continued to contract in line with the industry. During the quarter ended June 30, 2016, we closed Chicago Gold & Diamond Exchange located in Chicago, Illinois. During the quarter ended June 30, 2015, we closed one store located in Allen, Texas.

Gross Profit. For the three months ended June 30, 2016, gross profit decreased by $287,320, or 11%, to $2,281,856, as compared to $2,569,176 during the same period in 2015. The decrease in gross profit dollars was due primarily to decreased sales. Gross margin as a percentage of revenue decreased to 14.7% for the three months ended June 30, 2016, compared to 17.2% for the same period in the prior year, as the lower margin bullion segment increased. Management is currently working on increasing the Jewelry margins by discounting less at the point of purchase.

Selling, General and Administrative Expenses. For the three months ended June 30, 2016, Selling, General and Administrative (“SG&A”) expenses increased slightly by $60,020, or 2%, to $2,593,159, as compared to $2,533,139 during the same period in 2015. The increase in SG&A as compared to the prior year quarter is primarily due to costs associated with proposed transactions with Elemetal, LLC and NTR Metals, LLC of $85,000 and the recognition of approximately $70,000 related to the acceleration of rent expense associated with the closing of the Chicago store, which has offset the continued efforts to reduce expenses..

Depreciation and Amortization. For the three months ended June 30, 2016, depreciation and amortization expense was $109,636 compared to $81,708 for the same period in 2015, an increase of $27,928, or 34%. This increase in depreciation is primarily associated with the accelerated write off of assets formerly utilized in one store closed during Fiscal 2016.

Interest Expense. For the three months ended June 30, 2016, interest expense was $100,563, an increase of $11,670, or 13%, compared to $88,893 during the same period in 2015. The increase is primarily due to a higher balance in trade payables to Elemetal Capital, on which the Company pays interest. Interest expense is expected to decrease if the proposed transaction with Elemetal, LLC and NTR Metals, LLC is successfully completed. See "-Liquidity and Capital Resources" for additional information on the proposed transaction.

Income (Loss) from Discontinued Operations. For the three months ended June 30, 2016, the Company incurred state tax expense of $67 related to discontinued operations. The results for the three months ended June 30, 2015, was income of $41,683 related to the Southern Bullion locations closed in 2014. The income relates to adjustments in accrued expenses related to the wind down of all Southern Bullion operations.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Revenues. Revenues related to continuing operations decreased by $544,864, or 2%, during the six months ended June 30, 2016, to $27,272,922, as compared to $27,817,786 during the same period in 2015. Jewelry and scrap sales were down compared to the six months ended June 30, 2015, while bullion was up approximately 6% compared with the prior year quarter. Our scrap business has historically been one of our largest revenue and profit drivers, and in Fiscal 2016 that business continued to contract in line with the industry. During the six months ended June 30, 2016, we closed Chicago Gold & Diamond Exchange located in Chicago, Illinois. During the six months ended June 30, 2015, we closed four stores in the Dallas-Fort Worth area.

Gross Profit. For the six months ended June 30, 2016, gross profit decreased by $471,460, or 10%, to $4,430,899, as compared to $4,902,359 during the same period in 2015. The decrease in gross profit dollars was due primarily to decreased sales. As a percentage of revenue, gross margin decreased to 16.2% compared to 17.6% in the same period for the prior year, due to growth in the low margin bullion segment during the six months ended June 30, 2016. Management is currently working on increasing the Jewelry margins by discounting less at the point of purchase.

Selling, General and Administrative Expenses. For the six months ended June 30, 2016, SG&A expenses decreased by $201,666, or 4%, to $5,217,515, as compared to $5,419,181 during the same period in 2015. The decrease in SG&A was achieved through continued efforts to reduce expenses and was offset by the costs associated with the proposed transaction with Elemetal, LLC and NTR Metals, LLC of $175,000 and the recognition of approximately $70,000 related to the acceleration of rent expense associated with the closing of the Chicago store. The decrease is also a result of the recognition of approximately $145,000 related to the acceleration of rent expense associated with two stores closed during the first quarter of 2015.

Depreciation and Amortization. For the six months ended June 30, 2016, depreciation and amortization expense was $209,400 compared to $222,332 for the same period in 2015, a decrease of $12,932, or 6%. This decrease in depreciation is primarily associated with the accelerated write off of assets formerly utilized in four stores closed during Fiscal 2015.

Interest Expense. For the six months ended June 30, 2016, interest expense was $195,770, an increase of $23,109, or 13%, compared to $172,661 during the same period in 2015. The increase is primarily due to a higher balance in trade payables to Elemetal Capital, on which the Company pays interest. Interest expense is expected to decrease if the proposed transaction with Elemetal, LLC and NTR Metals, LLC is successfully completed. See "-Liquidity and Capital Resources" for additional information on the proposed transaction.

Income (Loss) from Discontinued Operations. For the six months ended June 30, 2016, the Company incurred state tax expense of $164 related to discontinued operations. The results for the six months ended June 30, 2015, was income of $44,247 related to the Southern Bullion locations closed in 2014. The income relates to adjustments in accrued expenses related to the wind down of all Southern Bullion operations.

Liquidity and Capital Resources

During the six months ended June 30, 2016 and 2015, cash flows used in operating activities totaled $514,425 and $594,627, respectively, an improvement of $80,202. Cash used in operating activities for the six months ended June 30, 2016, was driven largely by the operating losses described above. Other items affecting the cash flow were a decrease in customer deposits and other liabilities of $237,905, offset by an increase in accounts payable and accrued expenses of $705,449 due to the timing of vendor payments and the loss from continuing operations of $1,227,151.

During the six months ended June 30, 2016 and 2015, cash flows used in investing activities totaled $99,045 and $76,831, respectively, an increase of $22,214. The use of cash in investing activities during the six months ended June 30, 2016 was the result of purchases of property and equipment primarily related to the build out of the Company’s new flagship store in DFW.

During the six months ended June 30, 2016 and 2015, cash flows used in financing activities totaled $74,828 and $71,074, respectively, an increase of $3,754. The use of cash in financing activities during both periods was primarily the result of repayment of debt and payments on capital lease obligations.

We expect our capital expenditures to total approximately $650,000 during the next twelve months. These expenditures will be largely driven by the build out of our new location, which will allow us to consolidate at least three stores in the eastern part of DFW, upgrades and repairs of existing facilities, and the purchase of a new point-of-sale system. As of June 30, 2016, there were no commitments outstanding for capital expenditures.

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

Our ability to finance our operations and working capital needs are dependent upon management’s ability to negotiate extended terms or refinance the Company’s debt. We have historically renewed, extended or replaced short-term debt as it matures and management believes that we will be able to continue to do so in the near future assuming the completion of the proposed transaction with Elemetal and NTR. In August 2016, our mortgage payable on our largest retail location is due and has been classified as current on the consolidated balance sheet as of June 30, 2016.

On July 27, 2016, the Company closed the sale of this property to 1and2 Automotive, LLC, for $2,250,000. Proceeds from this transaction will pay off the outstanding mortgage balance. The remaining proceeds will be primarily used to pay for the buildout of the new location, which will allow us to consolidate at least three stores in the eastern part of DFW. We expect to incur approximately $250,000 of accelerated depreciation expense associated with the write off of the assets and recognize approximately $650,000 of a loss associated with the sale of Reeder in the third quarter of 2016.

From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. If necessary, inventory levels may be adjusted in order to meet unforeseen working capital requirements.

On July 19, 2012, we entered into the Loan Agreement with NTR, an affiliate of DGSE’s majority stockholder Elemetal, pursuant to which NTR, agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and have been completely amortized. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of June 30, 2016 and December 31, 2015, we had outstanding balances of $2,303,359 and $2,303,359, respectively, drawn on the NTR credit facility. Any additional drawdown of funds on the Loan Agreement require the approval of NTR.

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

In October 2007, we purchased a retail location, with office and storage facilities in Dallas, Texas. In connection with the purchase, we assumed a loan with a remaining principal balance at that time of $2,323,484 and an interest rate of 6.70%. The loan has required monthly payments of $23,281 with a balloon payment of $1,508,962 due on August 1, 2016. This building has been sold and the mortgage has been fully satisfied.

On June 20, 2016, DGSE Companies, Inc. entered into a stock purchase agreement with Elemetal, LLC, and NTR Metals, LLC, pursuant to which (i) DGSE agreed to sell and issue to NTR shares of common stock at a stock price of $0.41 per share in exchange for the cancellation and forgiveness of all amounts outstanding under that certain Loan Agreement between DGSE and NTR dated July 19, 2012 and an associated $7,500,000 Revolving Credit Note of the same date executed by DGSE in favor of NTR (which indebtedness and accrued interest as of June 17, 2016 was $2,416,428), and (ii) DGSE agreed to sell and issue to Elemetal 8,536,585 shares of common stock at a stock price of $0.41 per share and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $0.65 per share in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to Elemetal as a result of bullion-related transactions. In connection with the closing of the purchase agreement, DGSE will enter into a registration rights agreement with NTR and Elemetal providing for, among other things, demand and piggyback registration rights with respect to the shares to be issued and registration procedures. The closing of the transactions is expected to take place following satisfaction of various closing conditions, including obtaining the approval of DGSE’s stockholders.

If the shareholders do not approve the proposed transaction with Elemetal, LLC and NTR Metals, LLC, or other closing conditions are not satisfied, it would limit our ability to obtain the amount of bullion we need in order to satisfy our customer orders (which, in turn, would likely reduce our sales) and could require the Company to pay down on the outstanding bullion payable, which currently is approximately $5.8 million. In addition, NTR Metals, LLC could make demand for us to repay the obligations under the Loan Agreement, which it would require the Company to repay the outstanding line of credit, which currently is approximately $2.3 million within twelve months after the Company receives notice from NTR Metals, LLC demanding payment. Either event would have a material adverse effect on our liquidity. In addition, NTR Metals, LLC may not be willing to renew the Loan Agreement, in which case our Obligations under the Loan Agreement, which are currently approximately $2.3 million, would be due and payable on August 1, 2017.

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

Disclosure Controls and Procedures

Based upon the evaluation required by Section 11a-15(b) of the Securities Exchange Act of 1934, as amended, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures, as of June 30, 2016, were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1A.	RISK FACTORS.

For a full discussion of the risk factors applicable to our business, financial condition or results of operations, please see the section entitled “Risk Factors” in our Fiscal 2015 10-K. There have been no material changes in our risk factors from those disclosed in our Fiscal 2015 10-K. Other than as listed below, the risk factors disclosed in our Fiscal 2015 10-K could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

We have received a notice of non-compliance with a continued listing standard from the NYSE MKT for our common stock. If we are unable to avoid the delisting of our common stock from the NYSE MKT, it could have a substantial negative effect on the liquidity and market price for our common stock, our access to capital markets and our liquidity and results of operations.

On April 12, 2016, we received a notice from the NYSE MKT LLC (the “NYSE MKT”) indicating that we did not meet continued listing standards of the NYSE MKT. We are not in compliance with Section 1003(a)(ii) of the NYSE MKT Company Guide (the “Company Guide”) because we reported stockholders’ equity of $3.87 million as of December 31, 2015 and had net losses in three out of our four most recent fiscal years. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide.

We submitted a plan of compliance to the NYSE MKT on May 11, 2016 addressing how we intend to regain compliance with the continued listing standards of the NYSE MKT. On May 27, 2016, the NYSE MKT accepted DGSE’s compliance plan and granted DGSE an extension until October 12, 2017 to regain compliance with Section 1003(a)(ii) of the Company Guide. DGSE will be subject to periodic review by the NYSE MKT during the compliance plan period. Failure to make progress consistent with the compliance plan or to regain compliance with the continued listing standards of the Company Guide by the end of the extension period could result in DGSE being delisted from the NYSE MKT.

If our common stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our common stock; and (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing, which could negatively affect our liquidity and results of operations.

We owe a significant account payable balance to Elemetal, LLC

Elemetal is DGSE’s largest shareholder. Elemetal and its affiliates are also DGSE’s primary refiner and bullion trading partner. In the six months ended June 30, 2016, 32% of sales and 24% of purchases were transactions with Elemetal, and in the same period of 2015, these transactions represented 20% of DGSE’s sales and 25% of DGSE’s purchases. As of June 30, 2016, the Company was obligated to pay $5,848,367 to Elemetal as a trade payable, and had a $1,306 receivable from Elemetal. Additionally, DGSE incurs interest on its outstanding payable. As discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we have entered into a stock purchase agreement with Elemetal pursuant to which $3,500,000 of the trade payable we owe Elemetal would be cancelled and forgiven in exchange for the issuance of common stock and a warrant to purchase common stock; however, the purchase agreement is conditioned on various closing conditions, including approval of our stockholders. If we do not obtain stockholder approval or other closing conditions are not satisfied, it could limit our ability to obtain the amount of bullion we need in order to satisfy our customer orders, which in turn would likely reduce our sales and results of operations. In addition, Elemetal may require DGSE to pay down the outstanding payable, which would have a material adverse effect on our liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

On August 10, 2016, we engaged Stephen R. Patterson, CPA, an associate with Capital CFO Partners, LLC as acting Chief Financial Officer, commencing upon the effective time of the resignation of Nabil Lopez as Chief Financial Officer on August 15, 2016. We have agreed to pay Capital CFO Partners, LLC $9,000 a week for the services of Mr. Patterson. Capital CFO Partners, LLC is not a licensed “Certified Public Accounting Firm” or “Auditing Firm,” and, therefore, does not provide financial statement audits or other engagements in accordance with SAS, SSAE, or auditing standards of the PCAOB, nor does Capital CFO Partners, LLC provide any opinions regarding compliance with any generally accepted accounting principles.

Steve Patterson, age 63, is an associate of Capital CFO Partners, LLC since 2015, which provides strategic senior level executive management to mid-market public and private companies on an interim or fractional basis. Prior to that, Mr. Patterson was with the Federal Deposit Insurance Corporation from 2010 to 2015, serving in the Owned Real Estate section working on policy and procedures, business process solutions, portfolio management and bank failures. Previously, Mr. Patterson served numerous public and private companies in senior financial leadership roles, including as CFO of SEC registrants Network Security Corporation and Abatix Corp. Mr. Patterson was selected as acting Chief Financial Officer because of his business and financial management experience, including the Chief Financial Officer roles he has held.

There are no understandings or arrangements between Mr. Patterson and any other person pursuant to which Mr. Patterson was selected as acting Chief Financial Officer, other than the agreement with Capital CFO Partners referenced herein. Mr. Patterson does not have any family relationship with any director, executive officer or person nominated or chosen by our Board of Directors to become an executive officer.

ITEM 6.	EXHIBITS.

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number

3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7

3.10	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1

3.11	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1

4.1	Specimen Common Stock Certificate		X	S-4	January 6, 2007	4.1

10.1	Stock Purchase Agreement by and between DGSE Companies, Inc., Elemetal, LLC and NTR Metals, LLC, dated June 20, 2016		X	8-K	June 22, 2016	10.1

10.2	Form of Warrant to Purchase Shares of Common Stock of DGSE Companies, Inc.		X	8-K	June 22, 2016	10.2

10.3	Form of Registration Rights Agreement		X	8-K	June 22, 2016	10.3

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Matthew M. Peakes	X

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Nabil J. Lopez	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Matthew M. Peakes	X

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Nabil J. Lopez	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE COMPANIES, INC.
(Registrant)

Date: August 15, 2016	By:	/s/ MATTHEW M. PEAKES
Matthew M. Peakes
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016		/s/ NABIL J. LOPEZ
Nabil J. Lopez
Chief Financial Officer (Principal Financial Officer)

