Form 10-Q
period 2016-09-30
DGSE COMPANIES INC
filed 2016-11-14
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2016:

Class	Outstanding

Common stock, $0.01 par value per share	12,388,976

DGSE COMPANIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,141,818	$1,752,711
Trade receivables, net of allowances	225,726	229,848
Inventories	9,148,168	9,565,506
Prepaid expenses	95,303	106,547
Total current assets	10,611,015	11,654,612

Property and equipment, net	1,741,155	4,281,388
Intangible assets, net	3,446	13,784
Other assets	110,605	204,226
Total assets	$12,466,221	$16,154,010

LIABILITIES
Current Liabilities:
Line of credit, related party	$2,303,359	$-
Current maturities of long-term debt	-	1,589,522
Current maturities of capital leases	12,457	12,069
Accounts payable-trade	7,091,127	5,689,056
Accrued expenses	814,659	1,174,458
Customer deposits and other liabilities	851,204	1,309,648
Liabilities related to discontinued operations	190,810	190,810
Total current liabilities	11,263,616	9,965,563

Line of credit, related party	-	2,303,359
Long-term debt, less current maturities	4,271	13,664
Total liabilities	11,267,887	12,282,586

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,389,976 and 12,296,446 shares issued and 12,388,976 and 12,295,446 shares outstanding	123,899	122,964
Additional paid-in capital	34,330,592	34,267,577
Accumulated deficit	(33,256,157)	(30,519,117)
Total stockholders' equity	1,198,334	3,871,424

Total liabilities and stockholders' equity	$12,466,221	$16,154,010

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Sales	$10,572,071	$16,523,826	$37,844,993	$44,341,612
Cost of goods sold	8,704,491	14,137,085	31,546,514	37,052,512
Gross margin	1,867,580	2,386,741	6,298,479	7,289,100

Expenses:
Selling, general and administrative expenses	2,184,041	2,689,569	7,401,556	8,108,750
Loss on the sale of assets	1,026,078	-	1,026,078	-
Depreciation and amortization	77,878	80,499	287,278	302,831
	3,287,997	2,770,068	8,714,912	8,411,581

Operating loss	(1,420,417)	(383,327)	(2,416,433)	(1,122,481)

Other expense (income):
Other income, net	(3,110)	(3,766)	(3,371)	(7,469)
Interest expense	88,909	84,826	284,679	257,487
	85,799	81,060	281,308	250,018

Loss from continuing operations before income taxes	(1,506,216)	(464,387)	(2,697,741)	(1,372,499)

Income tax expense	4,334	18,159	39,960	43,082

Loss from continuing operations	(1,510,550)	(482,546)	(2,737,701)	(1,415,581)

Discontinued operations:
Income from discontinued operations, net of taxes	825	13,848	661	58,095

Net loss	$(1,509,725)	$(468,698)	$(2,737,040)	$(1,357,486)

Basic net loss per common share:
Loss from continuing operations	$(0.12)	$(0.04)	$(0.22)	$(0.11)
Income from discontinued operations	-	-	-	-
Net loss per share	$(0.12)	$(0.04)	$(0.22)	$(0.11)

Diluted net loss per common share:
Loss from continuing operations	$(0.12)	$(0.04)	$(0.22)	$(0.11)
Income from discontinued operations	-	-	-	-
Net loss income per share	$(0.12)	$(0.04)	$(0.22)	$(0.11)

Weighted-average number of common shares
Basic	12,358,466	12,295,446	12,327,753	12,267,475
Diluted	12,358,466	12,295,446	12,327,753	12,267,475

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(2,737,040)	$(1,357,486)
Income from discontinued operations, net of tax	661	58,095
Loss from continuing operations, net of tax	(2,737,701)	(1,415,581)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	287,278	302,831
Loss on the sale of assets	1,026,078	-
Stock based compensation to employees, officers and directors	63,950	36,882

Changes in operating assets and liabilities:
Trade receivables, net	4,122	737,002
Inventories	417,338	465,887
Prepaid expenses	11,244	(67,217)
Other assets	93,621	2,710
Accounts payable and accrued expenses	1,042,271	(1,939,872)
Customer deposits and other liabilities	(458,444)	1,360,818

Net cash used in operating activities of continuing operations	(250,243)	(516,540)

Cash Flows From Investing Activities:
Proceeds from sale of assets	2,124,416	-
Purchases of property and equipment	(887,201)	(235,488)

Net cash provided by (used in) investing activities of continuing operations	1,237,215	(235,488)

Cash Flows From Financing Activities:
Repayment of debt	(1,589,521)	(97,427)
Payments on capital lease obligations	(9,005)	(9,573)

Net cash used in financing activities of continuing operations	(1,598,526)	(107,000)

Cash Flows From Discontinued Operations:
Net cash provided by operating activities of discontinued operations	661	16,745

Net change in cash and cash equivalents	(610,893)	(842,283)
Cash and cash equivalents, beginning of period	1,752,711	2,184,435
Cash and cash equivalents, end of period	$1,141,818	$1,342,152

Supplemental Disclosures:
Cash paid during the period for:
Interest	$237,849	$149,884
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The consolidated interim financial statements of DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including Amendment No. 1 (such fiscal year, “Fiscal 2015” and such Annual Report on Form 10-K, including Amendment No. 1, the “Fiscal 2015 Annual Report”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

Note 2 - Principles of Consolidation and Nature of Operations

DGSE buys and sells jewelry and bullion products to both retail and wholesale customers throughout the United States through its facilities in South Carolina and Texas.

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

Note 4 - Inventories

A summary of inventories is as follows:

	September 30,	December 31,
	2016	2015

Jewelry	$7,863,571	$8,365,828
Scrap gold	714,238	506,560
Bullion	282,175	357,644
Rare coins and Other	288,184	335,474
	$9,148,168	$9,565,506

Note 5 - Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares for the three and nine months ended September 30, 2016 and 2015 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Basic weighted average shares	12,358,466	12,295,446	12,327,753	12,267,475
Effect of potential dilutive securities	-	-	-	-
Diluted weighted average shares	12,358,466	12,295,446	12,327,753	12,267,475

For the three and nine months ended September 30, 2016 and 2015, options to purchase 5,015,000 and 5,030,000 shares of common stock, respectively, were not added to the diluted average shares because inclusion of such shares would be antidilutive. The option held by Elemetal, LLC (“Elemetal”) to purchase up to 5,000,000 shares of our common stock at an exercise price of $15 per share, expired on October 25, 2016. For the three and nine months ended September 30, 2016, there were 31,010 unvested Restricted Stock Units (“RSUs”), not added to the diluted average shares because inclusion of such shares would be antidilutive. For the three and nine months ended September 30, 2015, there were 17,500 unvested Restricted Stock Units (“RSUs”), not added to the diluted average shares because inclusion of such shares would be antidilutive.

Note 6 - Long-Term Debt

	Outstanding Balance
	September 30, 2016	December 31, 2015	Current Interest Rate	Maturity

NTR line of credit (1)	$2,303,359	$2,303,359	2.0%	August 1, 2017
Mortgage payable (2)	-	1,589,522	6.7%	August 1, 2016
Capital leases (3)	16,728	25,733	4.2%	May 1, 2018
Sub-Total	2,320,087	3,918,614
Less: NTR line of credit (1)	2,303,359	-
Less: Current maturities of capital leases	12,457	12,069
Less: Current maturities of mortgage payable	-	1,589,522
Long-term debt	4,271	2,317,023
Less: Line of credit (1)	-	2,303,359
Long term debt, less current maturities	$4,271	$13,664

(1)	On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC (“NTR”), an affiliate of DGSE’s largest stockholder Elemetal, pursuant to which NTR agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs were included in other assets in the accompanying consolidated balance sheet, were amortized to interest expense on a straight-line basis over two years, and were completely amortized as of July 2014. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remained the same. As of September 30, 2016 and December 31, 2015, the outstanding balance of the NTR loan was $2,303,359, which as of September 30, 2016 was reclassified to Current Liabilities as its maturity date is less than twelve months. See Note 8, Related Party Transactions for discussion of a proposed transaction with NTR to cancel and forgive all amounts outstanding under the Loan Agreement, subject to certain closing conditions including but not limited to shareholder approval.

(2)	On July 11, 2006, DGSE entered into a promissory note for $2,530,000 related to the mortgage on its largest retail location in Dallas, Texas with The Ohio National Life Insurance Company. The note bore an interest rate of six and seventy one-hundredths of one percent (6.70%) per annum, with a balloon payment of approximately $1.5 million due on August 1, 2016 for the outstanding balance. Monthly principal payment payments of $20,192 plus accrued interest were required. The note was secured by the land and building. On July 27, 2016 the Company closed on the sale of this location and used the proceeds to pay off its outstanding mortgage payable balance of $1,509,027. As of September 30, 2016 and December 31, 2015, the outstanding balance of the note was $0 and $1,589,522, respectively.

(3)	On April 3, 2011, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2011. At the end of the lease in May 2018, the equipment can be purchased for $1.

In May 2016, the Company entered into a Sale Agreement for the property associated with our largest retail store located in Dallas, Texas with 1and2 Automotive, LLC and/or its assigns for $2,250,000. This transaction closed on July 27, 2016 with the proceeds paying off the outstanding mortgage balance on the property. The remaining proceeds will be primarily used to pay for the buildout of our new location, which will allow us to consolidate at least three stores in the eastern part of the Dallas-Fort Worth area. The Company incurred a loss associated with the sale of this property in the amount of $1,026,078. The loss includes $250,000 of accelerated depreciation expense associated with the write off of fixed assets.

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

In January 2014, DGSE’s Board of Directors (the “Board”) granted 112,000 RSUs to its officers and certain key employees. Each RSU is convertible into one share of common stock without additional payment pursuant to the terms of the Restricted Stock Unit Award Agreement, dated January 23, 2014, between the Company and each recipient (the “RSU Award Agreement”). One-fourth (or 28,000) of the RSUs vested and were exercisable as of the date of the grant, and an additional one-fourth of the RSUs (calculated using the total number of RSUs at the time of grant) vest and will be exercisable on each subsequent anniversary of the date of grant until 100 percent of the RSUs have vested, subject to the recipient’s continued status as an employee on each such date and other terms and conditions as set forth in the RSU Award Agreement. Upon termination of service of the recipient to us, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. Pursuant to these grants, an additional 2,000 RSUs vested in January 2016, and the recipients were subsequently issued common stock. Of the RSUs granted in January 2014, only 500 remain unvested and outstanding as of September 30, 2016.

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

On March 24, 2016, the Board awarded the three independent directors a total of 122,040 RSUs as compensation for their Board service. One-fourth (30,510) of the RSUs vest quarterly and were issued on March 31, June 30 and September 30, 2016, respectively. The remaining 30,510 RSUs will vest as of and be issued on or about December 31, 2016, subject to the continued status as a director on each such date and other terms and conditions as set forth in the RSU Award Agreement, dated March 24, 2016. Each vested RSU is convertible into one share of our common stock, par value $0.01, without additional consideration. Upon termination of service of each independent director, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. Of these RSUs, 30,510 remain unvested and outstanding as of September 30, 2016.

On April 27, 2016, the Board awarded Matthew M. Peakes, the Chief Executive Officer of the Company, and Nabil J. Lopez, the Chief Financial Officer of the Company at such time, a total of 125,000 RSUs as compensation for their service as executives of the Company. One-fourth (or 31,250) of the RSUs will vest ratably in equal annual installments over a four-year period beginning on April 27, 2017, subject to the continued status as an employee on each such date and other terms and conditions of set forth in the RSU Award Agreement, dated April 27, 2016. Each vested RSU is convertible into one share of our common stock, par value $0.01, without additional consideration. Upon termination of service of the employee, other than by reason of death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. As a result of his resignation effective August 15, 2016, 50,000 RSUs awarded to Mr. Lopez were forfeited.

In addition to the RSU grant above for Mr. Peakes and Mr. Lopez, the Compensation Committee granted an additional 125,000 performance-based RSUs to the executives that will vest ratably over a four-year period beginning April 27, 2017 if certain financial performance criteria is achieved. Subsequent to such grants, the 2006 Equity Incentive Plan (the “2006 Plan”) expired. As a result, no further issuances can be made pursuant to the 2006 Plan. As a result of his resignation effective August 15, 2016, 50,000 RSUs awarded to Mr. Lopez were forfeited.

Stock-based compensation expense for the three months ended September 30, 2016 and 2015 was $25,628 and $687, respectively. Stock-based compensation expense for the nine months ended September 30, 2016 and 2015 was $63,950 and $36,882, respectively, relating to employee and director RSUs, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Elemetal is DGSE’s largest shareholder. Elemetal and its affiliates are also DGSE’s primary refiner and bullion trading partner. In the nine months ended September 30, 2016, 35% of sales and 20% of purchases were transactions with Elemetal, and in the same period of 2015, these transactions represented 22% of DGSE’s sales and 28% of DGSE’s purchases. As of September 30, 2016, the Company was obligated to pay $6,021,325 to Elemetal as a trade payable, and had a $1,088 receivable from Elemetal. As of December 31, 2015, the Company was obligated to pay $4,176,037 to Elemetal as a trade payable, and had a $169,136 receivable from Elemetal. In the nine months ended September 30, 2016 and 2015, the Company paid Elemetal $187,784 and $136,528, respectively, in interest on the Company’s outstanding payable.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or, (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and additional proceeds are expected were used as working capital in the ordinary course of business. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. All other terms of the agreement remain the same. As of September 30, 2016 and December 31, 2015, the outstanding balance of the NTR loan was $2,303,359, which as of September 30, 2016 was reclassified to Current Liabilities as its maturity date is less than twelve months. In the nine months ended September 30, 2016 and 2015, the Company paid NTR $34,421 and $34,293, respectively, in interest on the Company’s line of credit.

In April 2013, DGSE moved its principal corporate offices to office space at 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal and also serves as their headquarters. DGSE leases space in the building subject to a lease that expired in December 2015. The Company continues to pay this lease on a month-to-month basis with no increase in the rent. In the nine months ended September 30, 2016 and 2015, the Company recognized rent expense of $67,500 and $39,375, respectively, related to this lease.

In the fourth quarter of Fiscal 2013, the Company established a wholly owned subsidiary named Carbon Fund One, LLC to act as the general partner (the “General Partner”) for Carbon Fund One, LP (the “Fund”), which was established at the same time. The Fund was an investment fund specializing in the buying and selling of gemstones. The General Partner receives a one percent ownership interest of the Fund, and is paid 2% carried interest on assets under management by the Fund, and 20% of net earnings before distributions to the limited partners. The Fund was intended to provide an investment vehicle for individuals interested in investment opportunities in diamonds and gemstones, and provide incremental value to the Company’s shareholders by utilizing the Company’s expertise, infrastructure, and retail and wholesale customer base, to generate additional profit through earnings from its role as General Partner. Ultimately, DGSE’s management made the decision to end its involvement in the Fund, and the General Partner has wrapped up the Fund’s activities and liquidated all remaining inventory. The Fund transacted business with the Company from time to time, including buying gemstones from and selling gemstones to the Company. In the three and nine months ended September 30, 2016, the Company made no sales or purchases from the Fund, and owed the Fund nothing as of September 30, 2016 in trade payables. In the three months ended September 20, 2015, the Company made no sales or purchases from the Fund. In the nine months ended September 30, 2015, the Company made no sales to the Fund, had purchases of $11,330 from the Fund, and owed the Fund nothing as of September 30, 2015 in trade payables. Additionally, in the three and nine months ended September 30, 2015, the General Partner generated net losses of $228 and $1,334, respectively, from its role with the Fund.

On June 20, 2016, the Company entered into a stock purchase agreement with Elemetal and NTR, pursuant to which (i) DGSE agreed to sell and issue to NTR shares of common stock at a stock price of $0.41 per share in exchange for the cancellation and forgiveness of all amounts outstanding under the Loan Agreement and an associated $7,500,000 Revolving Credit Note of the same date executed by DGSE in favor of NTR (which indebtedness and accrued interest as of September 30, 2016 was $2,429,608), and (ii) DGSE agreed to sell and issue to Elemetal 8,536,585 shares of common stock at a stock price of $0.41 per share and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $0.65 per share in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to Elemetal as a result of bullion-related transactions. In connection with the closing of the purchase agreement, DGSE will enter into a registration rights agreement with NTR and Elemetal providing for, among other things, demand and piggyback registration rights with respect to the shares to be issued and registration procedures. The closing of the transactions is expected to take place following satisfaction of various closing conditions, including obtaining the approval of DGSE’s stockholders and amendment of the Company’s Articles of Incorporation. Both matters are scheduled to be submitted to a vote of stockholders at the Company’s 2016 Annual Meeting of Stockholders to be held December 7, 2016.

Note 9 - Legal Proceedings

There have been no material changes with respect to the legal proceedings disclosed in our Annual Report on Form 10-K, including Amendment No. 1, for the year ended December 31, 2015.

Note 10 - Discontinued Operations

During the first half of 2014, the Company elected to discontinue the operations of Southern Bullion, due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The significant change in the precious metals market in 2013, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. As a result, during 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Sales	$-	$-	$-	$65
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	65

Expenses:
Selling, general and administrative expenses	-	(11,725)	-	(55,867)
Depreciation and amortization	-	-	-	-
Total expenses	-	(11,725)	-	(55,867)

Operating income	-	11,725	-	55,932

Other expense (income):
Other income, net	-	-	-	-
Interest (income) expense	-	-	-	(40)
	-	-	-	(40)

Income from discontinued operations before income taxes	-	11,725	-	55,972

Income tax benefit	825	2,123	661	2,123

Income from discontinued operations after income taxes	$825	$13,848	$661	$58,095

As of September 30, 2016, the Company believes it has now recognized all material expenses related to the closure of Southern Bullion operations. Discontinued operations for the three and nine months ended September 30, 2015, include adjustments of existing expense accruals related to winding down the operations of Southern Bullion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2015 Annual Report. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing which rise and fall based upon global supply and demand dynamics, with the greatest impact relating to gold. Fiscal 2015 continued to see a downward pricing pressure in gold prices, dropping as low as $1,053.95 per ounce. Despite this general decline in the price of gold, the demand for physical gold increased during the last half of 2015. Similar to the trend in the first half of 2016, gold prices have continued to trend upward with the London PM Fix closing at $1,317.60 per ounce at September 30, 2016. This closing price represents an increase of approximately twelve percent as compared to the average closing price for the three months ended September 30, 2015.

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

The following table represents our historical operating results by categories:

	Three Months Ended September 30,
	2016			2015
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$2,741,418	$819,837	29.9%	$3,359,395	$1,075,978	32.0%
Bullion/Rare Coin	6,686,502	617,637	9.2%	12,003,447	886,115	7.4%
Scrap	816,940	286,947	35.1%	834,381	257,761	30.9%
Other	327,211	143,159	43.8%	326,603	166,887	51.1%

Total	$10,572,071	$1,867,580	17.7%	$16,523,826	$2,386,741	14.4%

	Nine Months Ended September 30,
	2016			2015
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$9,356,503	$2,939,271	31.4%	$11,170,942	$3,721,734	33.3%
Bullion/Rare Coin	24,984,939	2,069,333	8.3%	29,202,169	2,127,472	7.3%
Scrap	2,415,560	794,181	32.9%	2,952,069	930,129	31.5%
Other	1,087,991	495,694	45.6%	1,016,432	509,765	50.2%

Total	$37,844,993	$6,298,479	16.6%	$44,341,612	$7,289,100	16.4%

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

Revenues. Revenues related to continuing operations decreased by $5,951,755, or 36%, during the three months ended September 30, 2016, to $10,572,071, as compared to $16,523,826 during the same period in 2015. Bullion sales were down approximately 44% compared to the three months ended September 30, 2015, while jewelry and scrap sales were also down approximately 18% and 2%, respectively, compared to the prior year quarter. Our scrap business has historically been one of our largest revenue and profit drivers, and in Fiscal 2016 that business continued to contract in line with industry trends. During the quarter ended September 30, 2016, we closed one store located in Dallas, Texas.

Gross Profit. For the three months ended September 30, 2016, gross profit decreased by $519,161, or 22%, to $1,867,580, as compared to $2,386,741 during the same period in 2015. The decrease in gross profit dollars was due primarily to decreased sales. Gross margin as a percentage of revenue increased to 17.7% for the three months ended September 30, 2016, compared to 14.4% for the same period in the prior year, as the ratio of sales of higher margin categories increased relative to lower margin categories.

Selling, General and Administrative Expenses. For the three months ended September 30, 2016, Selling, General and Administrative (“SG&A”) expenses decreased by $505,528, or 18.8%, to $2,184,041, as compared to $2,689,569 during the same period in 2015. The decrease in SG&A was primarily due to an accrual of $360,000 related to a potential Texas sales tax assessment based on a preliminary assessment by management in connection with the audit of fiscal year 2010 through June 2013 of our Texas sales tax during the three months ended September 30, 2015. SG&A also was impacted favorably by the decrease in advertising expense during the three months ended September 30, 2016 versus September 30, 2015 due principally to a reduction in storefronts. SG&A for the three months ended September 30, 2016 was impacted negatively by additional salary expense associated with staff reductions of approximately $75,000.

Loss on the Sale of Asset. For the three months ended September 30, 2016, the Company incurred a loss of $1,026,078 related to the sale of its largest retail location in Dallas, Texas. The loss includes approximately $250,000 of accelerated depreciation expense associated with the write-off of assets and approximately $136,000 of selling expense.

Depreciation and Amortization. For the three months ended September 30, 2016, depreciation and amortization expense was $77,878 compared to $80,499 for the same period in 2015, a decrease of $2,621, or 3%.

Interest Expense. For the three months ended September 30, 2016, interest expense was $88,909, an increase of $4,083, or 5%, compared to $84,826 during the same period in 2015. The increase is primarily due to a higher balance in trade payables to Elemetal Capital, on which the Company pays interest.

Income from Discontinued Operations. For the three months ended September 30, 2016, the Company recognized a state tax refund of $825 related to discontinued operations. The results for the three months ended September 30, 2015, included income from discontinued operations of $13,848 related to the Southern Bullion locations closed in 2014. The income relates to adjustments in accrued expenses related to the wind down of all Southern Bullion operations.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

Revenues. Revenues related to continuing operations decreased by $6,496,619, or 15%, during the nine months ended September 30, 2016, to $37,844,993, as compared to $44,341,612 during the same period in 2015. Jewelry, bullion and scrap sales were down compared to the nine months ended September 30, 2015, while consignment sales were up approximately 17% compared with the prior year quarter. Our scrap business has historically been one of our largest revenue and profit drivers, and in Fiscal 2016 that business continued to contract in line with industry trends. During the nine months ended September 30, 2016, we closed Chicago Gold & Diamond Exchange located in Chicago, Illinois and our largest store located in Dallas, Texas. During the nine months ended September 30, 2015, we closed four stores in the Dallas-Fort Worth area.

Gross Profit. For the nine months ended September 30, 2016, gross profit decreased by $990,621, or 14%, to $6,298,479, as compared to $7,289,100 during the same period in 2015. The decrease in gross profit dollars was due primarily to decreased sales. As a percentage of revenue, gross margin increased slightly to 16.6% compared to 16.4% in the same period for the prior year, as the ratio of sales of higher margin categories increased relative to lower margin categories.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2016, SG&A expenses decreased by $707,194, or 9%, to $7,401,556, as compared to $8,108,750 during the same period in 2015. The decrease in SG&A was achieved through continued efforts to reduce expenses at all levels, including store-level operating expenses, corporate overhead and advertising expense. The decrease is also a result of the recognition of approximately $145,000 related to the acceleration of rent expense associated with two stores closed during the first quarter of 2015. SG&A for the nine months ended September 30, 2016 was negatively impacted by additional salary expense associated with staff reductions of approximately $117,000, and costs associated with the proposed transaction with Elemetal and NTR of approximately $175,000.

Loss on the Sale of Asset. For the nine months ended September 30, 2016, the Company incurred a loss of $1,026,078 related to the sale of its largest retail location in Dallas, Texas. The loss includes approximately $250,000 of accelerated depreciation expense associated with the write off-of assets and approximately $136,000 of selling expense.

Depreciation and Amortization. For the nine months ended September 30, 2016, depreciation and amortization expense was $287,278 compared to $302,831 for the same period in 2015, a decrease of $15,553, or 5%. This decrease in depreciation is primarily associated with the accelerated write-off of assets formerly utilized in four stores closed during Fiscal 2015.

Interest Expense. For the nine months ended September 30, 2016, interest expense was $284,679, an increase of $27,192, or 11%, compared to $257,487 during the same period in 2015. The increase is primarily due to a higher balance in trade payables to Elemetal Capital, on which the Company pays interest.

Income from Discontinued Operations. For the nine months ended September 30, 2016, the Company recognized a state tax refund of $661 related to discontinued operations. The results for the nine months ended September 30, 2015, included income from discontinued operations of $58,095 related to the Southern Bullion locations closed in 2014. The income relates to adjustments in accrued expenses related to the wind down of all Southern Bullion operations.

Liquidity and Capital Resources

During the nine months ended September 30, 2016 and 2015, cash flows used in operating activities totaled $250,243 and $516,540, respectively, an improvement of $266,297. Cash used in operating activities for the nine months ended September 30, 2016, was driven largely by a decrease in customer deposits and other liabilities of $458,444, offset by an increase in accounts payable and accrued expenses of $1,042,271 due to the timing of vendor payments and the loss from continuing operations of $2,737,701.

During the nine months ended September 30, 2016 cash flows provided by investing activities was $1,237,215, an increase of $1,472,703 over cash flows used in investing activities of $235,488 during the nine months ended September 30, 2015. The cash provided by investing activities principally relates to the sale of our largest store located in Dallas, Texas. The proceeds from the sale were offset by purchases of property and equipment of approximately $875,000 primarily related to the build-out of the Company’s new flagship store in Dallas, known as Midtown.

During the nine months ended September 30, 2016 and 2015, cash flows used in financing activities totaled $1,598,526 and $107,000, respectively, an increase of $1,491,526. The use of cash in financing activities during both periods was primarily the result of repayment of debt and payments on capital lease obligations.

We expect our capital expenditures to total approximately $350,000 during the next twelve months. These expenditures are in part for the completion of the new Midtown flagship location of approximately $150,000 in the fourth quarter of 2016, which will allow us to consolidate at least three stores in the eastern part of DFW, and the purchase of a new point-of-sale system anticipated in mid 2017. As of September 30, 2016, there were no additional commitments outstanding for capital expenditures.

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

Our ability to finance our operations and working capital needs are dependent upon management’s ability to negotiate extended terms or refinance the Company’s debt. While management has historically renewed, extended or replaced short-term debt as it matured, management believes that certain events could adversely impact its ability to continue to do so in the near future. Elemetal serves as the Company’s primary source of working capital through an open trade payable account on terms acceptable to the Company. If Elemetal were to renegotiate the terms, restrict access to or call the account, such action could adversely impact the Company’s liquidity and its ability to fund operations, including limiting our ability to obtain the amount of bullion we need in order to satisfy our customer orders.

On July 27, 2016, the Company closed the sale of its largest retail store located in Dallas to 1and2 Automotive, LLC, for $2,250,000. Proceeds from this transaction were used to pay off the outstanding mortgage balance of $1,520,664 plus approximately $136,000 of closing costs incurred and accrued interest. The remaining proceeds of approximately $600,000 were primarily used to pay for the buildout of the new Midtown location, which will allow us to consolidate at least three stores in the eastern part of DFW.

From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes that if additional working capital is required, additional loans may be obtained from affiliates, including Elemetal or from other alternative sources. However, due to the Company’s historical financial results and existing credit arrangements, there is substantial risk in obtaining alternative sources of debt at favorable terms, if at all. If necessary, inventory levels may be adjusted in order to meet unforeseen working capital requirements.

On July 19, 2012, we entered into the Loan Agreement with NTR, an affiliate of DGSE’s majority stockholder Elemetal, pursuant to which NTR, agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and have been completely amortized. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of September 30, 2016 and December 31, 2015, we had outstanding balances of $2,303,359 and $2,303,359, respectively, drawn on the NTR credit facility. Any additional drawdown of funds on the Loan Agreement require the approval of NTR.

On July 15, 2014, we received final notice from the Texas Comptroller of its consent to a payment agreement to pay amounts due by us under the Texas Comptroller’s decision (the “Decision”) in connection with the 2010 Sales Tax Audit (the “Payment Agreement”). As more fully discussed in the Legal Proceeding section of our Fiscal 2015 Annual Report, pursuant to the terms of the Payment Agreement, we agreed to pay approximately $1.1 million in taxes, penalties and interest. Pursuant to the terms of the Payment Agreement, we were to pay the agreed amount provided in the Decision over an 18-month period, which began with an initial payment of $325,000 in June 2014, followed by monthly payments of $47,000 until all agreed tax amounts, penalty and accrued interest are paid. This expense was fully accrued in Fiscal 2014, but based on the terms of the Payment Agreement, DGSE made payments of $47,000 per month through all of 2015. The final payment of $47,000 was submitted to the Texas Comptroller in January 2016 to fully satisfy the indebtedness associated with the 2010 Sales Tax Audit.

The Texas Comptroller conducted a sales and use tax audit of our operations in Texas with respect to the period December 1, 2009 through June 30, 2013 and subsequently sent us a preliminary assessment in September 2015. The audit and assessment were finalized in August 2016 with a final determination that we owe tax of $220,007, plus penalty and interest of $64,183, for a total of $284,190. As of December 31, 2015, we had accrued $360,000 related to this audit, and we reduced the accrual to the final settlement amount of $284,190 as of September 30, 2016. Interest accrues at the rate of approximately 4.5% or $27.05 per day from August 31, 2016 through the payment date. Management believes any potential exposure associated with this audit has been adequately accrued.

In October 2007, we purchased a retail location, with office and storage facilities in Dallas, Texas. In connection with the purchase, we assumed a loan with a remaining principal balance at that time of $2,323,484 and an interest rate of 6.70%. The loan has required monthly payments of $23,281 with a balloon payment of $1,508,962 due on August 1, 2016. In November 2013, we signed an agreement to lease a portion of this facility to a third party, beginning in January 2014. Under the terms of the five-year agreement, we received $5,000 per month in base rent initially, increasing to $7,500 per month after 24 months. The lessee was also required to pay additional rent based on revenue it generated using the facility. As discussed above, the remaining balance was repaid with proceeds from the sale of the property, which closed on July 27, 2016.

On June 20, 2016, DGSE entered into a stock purchase agreement with Elemetal and NTR, pursuant to which (i) DGSE agreed to sell and issue to NTR shares of common stock at a stock price of $0.41 per share in exchange for the cancellation and forgiveness of all amounts outstanding under the Loan Agreement and an associated $7,500,000 Revolving Credit Note of the same date executed by DGSE in favor of NTR (which indebtedness and accrued interest as of September 30, 2016 was $2,429,608), and (ii) DGSE agreed to sell and issue to Elemetal 8,536,585 shares of common stock at a stock price of $0.41 per share and a warrant to purchase an additional 1,000,000 shares of common stock at an exercise price of $0.65 per share in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to Elemetal as a result of bullion-related transactions. In connection with the closing of the purchase agreement, DGSE will enter into a registration rights agreement with NTR and Elemetal providing for, among other things, demand and piggyback registration rights with respect to the shares to be issued and registration procedures. The closing of the transactions is expected to take place following satisfaction of various closing conditions, including obtaining the approval of DGSE’s stockholders and amendment of the Company’s Articles of Incorporation. Both matters are scheduled to be submitted to a vote of stockholders at the Company’s 2016 Annual Meeting of Stockholders to be held December 7, 2016. Excluding the warrant, the transactions contemplated by the stock purchase agreement, if closed as of December 7, 2016, would result in a reduction of Total Liabilities and an increase in Stockholders' Equity of $5,947,816.

If the shareholders do not approve the proposed transaction with Elemetal and NTR, or other closing conditions are not satisfied, it would limit our ability to obtain the amount of bullion we need in order to satisfy our customer orders (which, in turn, would likely reduce our sales) and could require the Company to pay down on the outstanding bullion payable, which currently is approximately $5.9 million. In addition, NTR may not be willing to renew the Loan Agreement, in which case our Obligations under the Loan Agreement, which are currently approximately $2.3 million, would be due and payable on August 1, 2017. Either event would have a material adverse effect on our liquidity.

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

Disclosure Controls and Procedures

Based upon the evaluation required by Section 11a-15(b) of the Securities Exchange Act of 1934, as amended, our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer, has concluded that our disclosure controls and procedures, as of September 30, 2016, were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There have been no material changes with respect to the legal proceedings disclosed in our Fiscal 2015 Annual Report.

ITEM 1A.	RISK FACTORS.

For a full discussion of the risk factors applicable to our business, financial condition or results of operations, please see the section entitled “Risk Factors” in our Fiscal 2015 Annual Report. There have been no material changes in our risk factors from those disclosed in our Fiscal 2015 Annual Report. Other than as listed below, the risk factors disclosed in our Fiscal 2015 Annual Report could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

We have received a notice of non-compliance with a continued listing standard from the NYSE MKT for our common stock. If we are unable to avoid the delisting of our common stock from the NYSE MKT, it could have a substantial negative effect on the liquidity and market price for our common stock, our access to capital markets and our liquidity and results of operations.

On April 12, 2016, we received a notice from the NYSE MKT LLC (the “NYSE MKT”) indicating that we did not meet continued listing standards of the NYSE MKT. We are not in compliance with Section 1003(a)(ii) of the NYSE MKT Company Guide (the “Company Guide”) because we reported stockholders’ equity of $3.87 million as of December 31, 2015, less than the required minimum of $4.0 million, and had net losses in in three out of our four most recent fiscal years. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide.

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

Excluding the warrant, and if closed on December 7, 2016, the transactions contemplated by the stock purchase agreement to be voted on at the December 7, 2016 Annual Meeting would result in a decrease in Total Liabilities and an increase in Stockholders’ Equity of $5,947,816.

If our common stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our common stock; and (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing, which could negatively affect our liquidity and results of operations.

We owe a significant account payable balance to Elemetal and indebtedness to NTR

Elemetal is DGSE’s largest shareholder. Elemetal and its affiliates are also DGSE’s primary refiner and bullion trading partner. In the nine months ended September 30, 2016, 35% of sales and 20% of purchases were transactions with Elemetal, and in the same period of 2015, these transactions represented 22% of DGSE’s sales and 28% of DGSE’s purchases. As of September 30, 2016, the Company was obligated to pay $6,021,325 to Elemetal as a trade payable, and had a $1,088 receivable from Elemetal. Additionally, DGSE incurs interest on its outstanding payable. We also had an outstanding balance of $2,303,359 as of September 30, 2016 under our Loan Agreement with NTR, which balances together with accrued and unpaid interest, would be due and payable on August 1, 2017. As discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we have entered into a stock purchase agreement with Elemetal pursuant to which $3,500,000 of the trade payable we owe Elemetal and the outstanding balance under the Loan Agreement with NTR would be cancelled and forgiven in exchange for the issuance of common stock and a warrant to purchase common stock. The closing of the transactions is expected to take place following satisfaction of various closing conditions, including obtaining the approval of DGSE’s stockholders and amendment of the Company’s Articles of Incorporation. Both matters are scheduled to be submitted to a vote of stockholders at the Company’s 2016 Annual Meeting of Stockholders to be held December 7, 2016. Excluding the warrant, and if closed on December 7, 2016, the transactions contemplated by the stock purchase agreement to be voted on at the December 7, 2016 Annual Meeting would result in a decrease in Total Liabilities and an increase in Stockholders’ Equity of $5,947,816.

If we do not obtain stockholder approval or other closing conditions are not satisfied, it could limit our ability to obtain the amount of bullion we need in order to satisfy our customer orders, which in turn would likely reduce our sales and results of operations. In addition, Elemetal may require DGSE to pay down the outstanding payable and NTR may not be willing to renew or extend the Loan Agreement, either of which would have a material adverse effect on our liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2
3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3
3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4
3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5
3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6
3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0
3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	8-K	May 31, 2007	3.1
3.9	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7
3.10	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1
3.11	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1
4.1	Specimen Common Stock Certificate		X	S-4	January 6, 2007	4.1
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Matthew M. Peakes	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Stephen R. Patterson	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Matthew M. Peakes	X

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Stephen R. Patterson	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE COMPANIES, INC. (Registrant)
Date: November 14, 2016	By:	/s/ MATTHEW M. PEAKES
Matthew M. Peakes
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016		/s/ Stephen R. Patterson
Stephen R. Patterson
[Acting] Chief Financial Officer (Principal Financial Officer)

