Form 10-K
period 2016-12-31
DGSE COMPANIES INC
filed 2017-04-14
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to _____________________

Commission file number 001-11048

DGSE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0097334
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

13022 Preston Rd., Dallas, Texas	75240
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 972-587-4049

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐Yes          ☒ No

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

☐ Yes          ☒ No

As of June 30, 2016, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price at which the common equity was last sold on the NYSE MKT Exchange (the “Exchange”) was $5,595,030.

As of the close of business on March 31, 2017, there were 26,905,631 shares of DGSE Companies, Inc. common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

PART I

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this “Form 10-K”), including but not limited to the section of this Form 10-K entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS.

Overview

We were originally formed as a corporation in the State of Nevada on September 16, 1965 under the name “Canyon State Mining Corporation of Nevada.” After several name changes through the years, in 2005 we changed our name to DGSE Companies, Inc. Our principal executive offices are located at 13022 Preston Rd., Dallas, Texas 75240. Our telephone number is 972-587-4049. Our primary commercial internet addresses are www.DGSE.com and www.CGDEinc.com, and we also maintain www.DGSECompanies.com primarily as a corporate information and investor relations website. We hold registered trademarks for the company name “Dallas Gold & Silver Exchange” and the corresponding logo.

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

Customer Types

Retail

As of the end of the fiscal year ended December 31, 2016 (“Fiscal 2016”), our products and services were marketed through six retail locations in South Carolina and Texas. During the year ended December 31, 2014 (“Fiscal 2014”), we closed our Southern Bullion Coin & Jewelry (“Southern Bullion”) operations, which included locations in Alabama, Florida, Georgia, and Tennessee. During the year ended December 31, 2015 (“Fiscal 2015”), we closed three locations in the Dallas-Fort Worth (“DFW”) area and one in Summerville, South Carolina. In Fiscal 2016, we closed our Chicago Gold & Diamond Exchange (formerly Bullion Express) location and one location in the Dallas-Fort Worth DFW area. Our retail locations operate under several banners, including Charleston Gold & Diamond Exchange, and Dallas Gold & Silver Exchange, and are supported by websites at www.CGDEinc.com and www.DGSE.com.

Our retail footprint has evolved significantly in recent years, growing and contracting largely in line with changes in the precious metals market. In 2011, as we acquired Southern Bullion, precious metal prices hit all-time highs, but by 2012 the markets had softened significantly. During the year ended December 31, 2013 (“Fiscal 2013”), the precious metals market experienced a significant downturn, as evidenced by a nearly 30% decrease in the price of an ounce of gold, as measured by London PM Fix, between January 1 and December 31, 2013. While prices were more stable in 2014, they remained well below levels reached in 2011. This downturn significantly changed the economics of our business, and led us to further evaluate the number and locations of retail stores, resulting in the closure of all Southern Bullion locations in the first half of Fiscal 2014. The volatility in the price per ounce of gold continued in Fiscal 2015, which decreased 11.5% as compared to Fiscal 2014. The price per ounce of gold did rebound somewhat by August 2016 to $1,350 an ounce, jumping 26%, only to fall to $1,147 an ounce, by years end. Although this resulted in an 8% net gain, in gold prices from December 31, 2015 to December 2016, the volatility was still prevalent during Fiscal 2016.

As noted above, in 2016, we made the decision to close our Chicago store, and one DFW location. Notwithstanding a significant uptick in precious metals pricing, we do not expect to open incremental retail locations in the next 12 months. However, we did embark on a project to reconfigure our retail presence in DFW, which resulted in having fewer, but larger stores in the area. In January 2016, we opened a store in a new 4,400 square foot retail space in Euless, Texas, which replaced two smaller locations in the western part of DFW. In December 2016, we moved into a new 15,120 square foot retail space in Dallas, Texas, which replaced our main showroom and corporate offices.

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

We maintain relationships with numerous commercial consignment vendors across the country, which supply us with new and estate jewelry, which supplements jewelry that we purchase over the counter and enhances our overall jewelry offering. During Fiscal 2015 and continuing in 2016, we accepted consignment merchandise from individuals. Any sales made from this consignment jewelry stock are settled with our commercial and individual consignment vendors on a monthly or quarterly basis.

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

Scrap

Individual and wholesale customers sell their unwanted jewelry and other precious metals items to us at all of our retail locations. After we have purchased these valuables, they are processed at a centralized clearing house, where expert jewelers, gemologists and watchmakers sort items into three main resale categories: Retail Appropriate, Wholesale Appropriate and Refiner Appropriate. Those items deemed appropriate for resale at one of our retail locations are cleaned, serviced and repaired by our experienced jewelers so that they are in a like-new condition. The vast majority of these items are then individually tagged and sent to one of our retail locations for future retail sales. Other items that are not appropriate for our retail locations are grouped into wholesale lots and liquidated at national trade shows or through in-person dealer to dealer transactions. Items that are not appropriate for either retail or wholesale purposes are sold to the refiner.

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

Through a series of transactions beginning in 2010, NTR Metals, LLC (“NTR”) became the largest shareholder of our common stock, par value $0.01 per share (“Common Stock”). In April 2012, NTR announced its merger with OPM, the largest American-owned refiner of “good delivery” gold and silver. The combined company was originally called Global Metals Holdings, LLC, and has since been rechristened as Elemetal. In January 2013, NTR announced it would contribute 4,393,142 of its shares of our Common Stock to Elemetal, in exchange for ownership units in Elemetal. NTR also agreed to contribute its option to buy 5,000,000 additional shares of DGSE Common Stock at $15 a share, which expired unexercised on October 25, 2016. On December 9, 2016, DGSE and NTR closed the transactions contemplated by the Stock Purchase Agreement dated June 20, 2016 (the “Elemetal Agreement”) whereby DGSE issued NTR 5,948,560 shares of Common Stock for $0.41 per share in exchange for the cancellation and forgiveness of indebtedness under a Loan Agreement dated July 19, 2012 and an associated Revolving Credit Note (which indebtedness and accrued interest was $2,438,909). Also on the same date and pursuant to the Elemetal Agreement, DGSE issued Elemetal 8,536,585 shares of its Common Stock for $0.41 per share and a warrant to purchase an additional 1,000,000 shares of Common Stock at an exercise price of $0.65 per share, exercisable within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to Elemetal as a result of bullion-related transactions. Following these stock issuances Elemetal owns 12,814,727 shares of Common Stock (47.7%) (excluding shares that may be purchased upon exercise of the warrant) and NTR owns 6,365,460 shares of Common Stock (23.7%).

In addition to being our largest shareholder, Elemetal is our primary supplier for bullion products and is our primary refiner of recyclable precious metal. These and other transactions with Elemetal are more fully described in Note 13 to our consolidated financial statements, Related Party Transactions.

Sales and Marketing

In Fiscal 2016, our advertising activities relied on radio, print, and digital media. Marketing activities centered on each of the major business categories, emphasizing our broad array of products, expertise, and price advantages compared to our local and regional competition. In Fiscal 2016, we spent approximately $946,600 on advertising and marketing in our continuing operations, a 40% year-over-year decrease. Our advertising and marketing spending represents costs for traditional and digital media, in-store displays, brochures and informational pamphlets, production fees, and other related items.

In 2017, we anticipate our radio, digital, billboard and social media presence to be a substantially more important part of our marketing strategy. As digital commerce platforms continue double-digit growth, we will invest more funds to update our web presence to allow for online ordering and in-store pickup of items. Our website will be designed to be viewed on a variety of platforms across a multitude of digital devices. We believe this enhanced web platform also allows for personalization of the shopping experience, including recommending inventory, and delivers a seamless digital experience for product research, purchase, and social sharing. Additionally, we anticipate that social media will play an increasingly larger role in our overall advertising mix. We anticipate that social media advertising will allow us to target specific customer groups on a wider scale.

Seasonality

The retail and wholesale jewelry business is seasonal. We realized 25% and 27% of our annual jewelry sales in the fourth quarters of Fiscal 2016 and Fiscal 2015, respectively.

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

We compete in these industries by taking advantage of core competencies in the following areas:

•	Pricing – We believe we offer competitive or industry leading price points across all of our product lines.
•	Selection – We offer a wide variety of inventory in each one of our product lines. We believe this diverse selection allows us to market to the widest variety of potential clients while immediately delivering items that competitors may have to back order.
•	Brick and Mortar Locations – We seek retail locations that simultaneously meet our client’s geographical needs while also providing a safe and attractive location to conduct business.
•	Web Portals – In the future, our websites allow clients who are located both inside and outside of our brick and mortar footprint to conduct business with us in an efficient and cost effective manner.
•	Staff – We employ a staff of experts with many years of experience in their respective fields, such as jewelry, diamonds, premium and vintage watches, bullion and numismatic coins. We believe that when coupled with our corporate training programs, management structure and incentives for continuing education, our client facing sales associates are among the nation’s best.
•	Brand – We have spent millions of dollars over several decades advertising our brands and have spent countless hours reinforcing that marketing message with our clients on an individual basis. As a result, we believe that current and prospective clients place a significant amount of trust in our brands. Additionally, we believe that consumers have additional confidence in our brands as a result of our public company status.
•	Market Maker –While many of our competitors limit their participation to either buying or selling in certain markets, we both buy and sell at a retail level across all of our product lines and in all markets, creating a unique service for our retail customers. Our model makes it easy for a customer to upgrade to a higher quality watch, diamond or jewelry item from one they already own, to move a precious metal investment easily into a different metal, or to receive cash for an unused or unwanted item.

Employees

As of December 31, 2016, we employed 77 individuals, 76 of whom were full time employees. None of our employees are represented by a labor union and we believe that our current relations with employees are good. Our management follows the policy of keeping employees informed of decisions and encourages and implements employee suggestions whenever practicable.

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

Discontinued Operations

In February 2014, we elected to discontinue the operations of six of our Southern Bullion locations and in April 2014, we elected to discontinue the operations of the 17 remaining Southern Bullion locations, due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The significant change in the precious metals market in 2013, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. As a result, during 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations for Fiscal 2016 and Fiscal 2015.

Research & Development

We do not actively engage in research and development activities. As a result, we did not expend any amounts in Fiscal 2016 and Fiscal 2015 on research and development.

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

In connection with the Agreed Final Judgment and as remedial measures in connection with the Accounting Irregularities, we agreed to undertake certain corporate governance reforms, all of which we believe to be complete at this time (the “Corporate Governance Reforms”). The Corporate Governance Reforms include the appointment of two new independent directors to the Board, establishing the position of a Lead Independent Director on the Board and establishing reasonable term limits for members of the Board, among other reforms. We engaged a consultant satisfactory to the SEC to confirm implementation of the Corporate Governance Reforms. Due to Board member resignations in the latter half of Fiscal 2015, we were unable to complete our confirmation with the consultant by the initial deadline; however, with the addition of new independent directors, we regained compliance with the Corporate Governance Reforms If we fall out of compliance with the Corporate Governance Reforms, we may be the subject of additional enforcement actions and further lawsuits, which could be debilitating. The costs of such investigations and of defending lawsuits could be significant and could exceed the amount of any available insurance coverage we have, and we may not have sufficient resources in the future to satisfy such costs. These matters may continue for some time, and we have no way of anticipating when or how they may be resolved. As a result of the investigation and settlement, as well as any future investigations or lawsuits, we could face loss of reputation, decline in confidence from investors, fall in the market price for our shares, inability to acquire capital and failure to continue as a going concern.

The voting power in our company is substantially controlled by a small number of stockholders, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to our stockholders.

Elemetal, including its affiliate NTR, is our largest shareholder. Elemetal and NTR owns 19,180,187 shares of our Common Stock, representing 71.4% of our total outstanding shares of Common Stock and hold a warrant pursuant to which Elemetal can purchasean additional 1,000,000 shares of Common Stock. Consequently, Elemetal is in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of our Board and any action requiring the approval of shareholders, including any amendments to our governing documents, mergers or sales of all or substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and make some transactions more difficult or impossible without the support of Elemetal. These transactions might include proxy contests, tender offers, mergers or other purchases of Common Stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our Common Stock.

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

Our future success and growth depend on the continued services of our directors, key management and employees. The loss of the services of any of these individuals or any other key employee or contractor could materially affect our business. The resignation of all three of our independent directors in August and September of 2015 caused us to be temporarily out of compliance with the continued listing requirements of the NYSE MKT, which require that 50% of the members of the Board are independent and that the audit committee of the Board be comprised of at least two members, all of whom are independent. As of December 31, 2015, we were also out of compliance with the Corporate Governance Reforms we agreed to make in connection with our Agreed Final Judgment with the SEC, which require us to have at least five Board members, at least three-fifths of whom are independent. The Board elected two new independent directors in 2015 and one new independent director in January 2016. On October 15, 2015, DGSE received a letter from the NYSE MKT confirming that, based on the addition of two new independent directors, DGSE has resolved the continued listing deficiencies described above and is now in compliance with the NYSE MKT’s continued listing standards. With the addition of the new independent director in 2016, we regained compliance with the Corporate Governance Reforms set forth in our Agreed Final Judgment with the SEC. In January 2017, our three independent directors resigned, however, three new independent directors were appointed, as a result of which three of the five members of the Board are independent directors. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting or retaining them. There are a limited number of people with knowledge of, and experience in, our industry. We do not have employment agreements with many of our key employees. We do not maintain life insurance policies on any of our employees. The loss of key personnel, especially without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on sales and operations. In recent months, our Chief Executive Officer and Chief Financial Officer have departed and we named a new Chief Executive Officer and new Chief Financial Officer. There can be no assurance that the recent changes in these two key positions, along with changes in the composition of our Board, will not cause disruption to our operations. We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

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

In addition to the Corporate Governance Reforms, we face corporate governance requirements under the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the”Dodd-Frank Act”), as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the Exchange. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. We cannot ensure that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could subject us to investigation and enforcement actions and could materially adversely affect our reputation, financial condition and the value and liquidity of our securities.

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

Our customer concentration in one significant customer and vendor could have an adverse impact on our business.

A significant amount of revenue is sourced from sales to and purchases from one customer, Elemetal. Elemetal accounted for 25% of our sales and 27% of our purchases in Fiscal 2016 and for 24% of our sales and 26% of our purchases in Fiscal 2015. No other retail or wholesale customers accounted for more than 10% of our revenues as of December 31, 2016 and December 2015, respectively. Our loss of Elemetal as a customer or a vendor, or a reduction in the amount of purchases from or sales to Elemetal, could have a significant adverse impact on our liquidity, business, financial condition and results of operations.

We have received a notice of non-compliance with a continued listing standard from the NYSE MKT for our Common Stock. If we are unable to avoid the delisting of our Common Stock from the NYSE MKT, it could have a substantial negative effect on the liquidity and market price of our Common Stock, our access to capital markets and our liquidity and results of operations.

On April 12, 2016, we received a notice from the Exchange indicating that we did not meet continued listing standards of the Exchange. We were not in compliance with Section 1003(a)(ii) of the NYSE MKT Company Guide(the “Company Guide”) because we reported stockholders’ equity of $3.87 million as of December 31, 2015, less than the required minimum of $4.0 million, and had net losses in three out of four most recent fiscal years. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide.

We submitted a plan of compliance to the Exchange on May 11, 2016, the Exchange accepted our compliance plan and granted DGSE an extension until October 12, 2017 to regain compliance with Section 1003(a)(ii) of the Company Guide. We will be subject to periodic review by the Exchange during the compliance plan period. Failure to make progress consistent with the compliance plan or to regain compliance with the continued listing standards of the Company Guide by the end of the extension period could result in DGSE being delisted from the Exchange.

Excluding the warrant, the closing of the transactions contemplated by the Elemetal Agreement resulted in a reduction in Current and Total Liabilities and an increase in Stockholders’ Equity of $ 5,938,420.

If our Common Stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our Common Stock; and (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing, which could negatively affect our liquidity and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We owned a 20,456 square foot facility at 11311 Reeder Road, Dallas, Texas, which housed our largest retail operation. The land and buildings were subject to a mortgage maturing in August 2016, with a principal balance outstanding of $1,587,106 as of July 26, 2016. We sold that facility on July 26, 2016 for $2,250,000 to 2 DAK Investments, LLC.

We also lease various properties across the three markets in which we currently operate. These leases have a wide variety of terms, rents and expiration dates. We are constantly evaluating each of our locations in terms of profitability, effectiveness and fit with long-term strategy. During Fiscal 2014, we discontinued operations of all of our Southern Bullion locations, resulting in the closing of 23 stores. In Fiscal 2015, we closed three stores in the DFW market, as part of an initiative to move toward fewer, but larger retail locations and one store in South Carolina. In Fiscal 2016, we closed our Chicago location and another store in Dallas. In addition, we opened a new, larger retail space in Euless, Texas in January 2016, which offers a larger selection of merchandise, including an onsite jewelry repair department. .

In April 2013, we moved our principal corporate offices to office space at 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal and also serves as their headquarters. We leased space in the building subject to a lease that expired in December 2015. The Company continued to pay this lease on a month-to-month basis until moving into our new 15,120 square foot retail space in Dallas, Texas (“Midtown”) location in December 2016, which replaced our main showroom and two smaller locations in the Eastern part of the DFW area. The Midtown location is large enough to facilitate our large retail showroom and house our corporate offices.

The following table provides a summary of all materially significant locations out of which we and our subsidiaries operate as of December 31, 2016..

				Square
Location	State	Use	Rent/Own	Footage	Comments
Arlington	TX	Dallas Gold & Silver	Rent	2,824
Euless	TX	Dallas Gold & Silver	Rent	4,400	Moved to new location January 2016
Southlake	TX	Dallas Gold & Silver	Rent	1,400
Dallas	TX	Dallas Gold & Silver	Rent	15,120	New main showroom opened in December 2016
Dallas	TX	Dallas Gold & Silver	Rent	3,338	Closed & moved inventory February 2017
Mount Pleasant	SC	Charleston Gold & Diamond	Rent	2,678

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

In connection with the Agreed Final Judgment and as remedial measures in connection with the Accounting Irregularities, we agreed to undertake certain corporate governance reforms, all of which we believe to be complete at this time (the “Corporate Governance Reforms”). The Corporate Governance Reforms include the appointment of two new independent directors to the Board, establishing the position of a Lead Independent Director on the Board and establishing reasonable term limits for members of the Board, among other reforms. We engaged a consultant satisfactory to the SEC to confirm implementation of the Corporate Governance Reforms. Due to Board member resignations in the latter half of Fiscal 2015, we were unable to complete our confirmation with the consultant by the initial deadline; however, with the addition of new independent directors, we regained compliance with the Corporate Governance Reforms. The Agreed Final Judgment did not require the payment of any civil damages by us in connection with the Accounting Irregularities.

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

On July 15, 2014, we received final notice from the Texas Comptroller of its consent to the negotiated payment agreement (the “Payment Agreement”) to pay amounts due by us under the Texas Comptroller’s final decision in connection with the 2010 Sales Tax Audit (the “Decision”), as more fully discussed in our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2014. The Decision dismissed our Petition for Redetermination and concluded the 2010 Sales Tax Audit based on an agreement between the Texas Comptroller and DGSE, whereby we agreed to pay: (i) tax due of $800,397; (ii) a 10% penalty; and (iii) interest. The total amount due as of the date of the Payment Agreement was approximately $1.1 million. Pursuant to the terms of the Payment Agreement, we paid an initial payment of $325,000 in July 2014, and in August 2014 began making monthly payments of $47,000 over an 18-month period, until all agreed tax amounts, penalty and accrued interest due under the Decision were paid. Interest accrued on the outstanding tax due, until all amounts were paid.

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

The Texas Comptroller conducted a second sales and use tax audit of our operations in Texas with respect to the period December 1, 2009 through June 30, 2013 and subsequently sent us a final assessment in November 2016 asserting that we owe an amount of $220,007 plus penalties and interest of $ 66,645 for a total payment due of $286,652. On February 21, 2017, a Compromise and Settlement Agreement was reached between DGSE and the Comptroller’s Office to pay a lump sum payment of $261,490 on or before March 23, 2017. Payment was made in full on March 2, 2017.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NYSE MKT (the “Exchange”), under the symbol “DGSE”. As of March 31, 2017, we had 437 record holders of our Common Stock.

The following table sets forth for the periods indicated, the per share high and low sales prices for our Common Stock as reported on the Exchange. We have not declared any dividends with respect to our Common Stock. We intend to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of Common Stock in the foreseeable future.

	2016		2015
	High	Low	High	Low

First	$0.63	$0.27	$1.75	$1.21
Second	$0.74	$0.46	$1.70	$0.29
Third	$1.15	$0.60	$0.77	$0.26
Fourth	$1.37	$0.71	$0.45	$0.25

Securities authorized for issuance under equity compensation plans.

On June 21, 2004, our shareholders approved the adoption of the 2004 Stock Option Plan (the “2004 Plan”) which reserved 1,700,000 shares of our Common Stock for issuance upon exercise of options to purchase our Common Stock. We granted options to purchase an aggregate of 1,459,634 shares of our Common Stock under the 2004 Plan to certain of our officers, directors, key employees and certain other individuals who provided us with goods and services. Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our Common Stock on the date of grant, as determined by the closing bid price for our Common Stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Plan, as of December 31, 2016, 845,634 have been exercised, 599,000 have expired, and 15,000 remain outstanding. No further issuances can be made pursuant to the 2004 Plan.

On June 27, 2006, our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”), which reserved 750,000 shares for issuance upon exercise of options to purchase our Common Stock or other stock awards. We subsequently granted options to purchase 150,000 shares of our Common Stock pursuant to the 2006 Plan, of which 100,000 have been exercised, 50,000 have expired, and none remain outstanding as of December 31, 2016.

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

On March 24, 2016, the Board awarded the three independent directors on the Board at that time a total of 122,040 RSUs as compensation for their Board service. One-fourth (or 30,510) of the RSUs vested and were issued on March 31, 2016. The remaining RSUs vested ratably and were exercisable at the end of every quarter (June 30, September 30, and December 31, 2016). Each vested RSU converted into one share of our Common Stock, par value $0.01, without additional consideration, on the applicable vesting date.

On April 27, 2016, the Board awarded Matthew Peakes, the Company’s former Chief Executive Officer and Nabil J. Lopez, the Company’s former Chief Financial Officer a total of 75,000 and 50,000 RSUs, respectively, as compensation for their service as executives of the Company. For Mr. Peakes, one-fourth (or 18,750), and for Mr. Lopez, one-fourth (or 12,500) of the RSUs were to vest ratably in equal annual installments over a four year period beginning on April 27, 2017, subject to a continued status as an employee on each such date and other terms and conditions set forth in the RSU Award Agreement, dated April 27, 2016. Each vested RSU is convertible into one share of our Common Stock, par value $0.01, without additional consideration. Upon termination of service of the employee, other than by death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. As a result of his resignation effective August 15, 2016, 50,000 RSUs awarded to Mr. Lopez was forfeited. In addition to the RSU grant above for Matthew Peakes and Nabil Lopez, the compensation committee granted an additional 75,000 and 50,000, respectively, performance based RSUs to the executives that were to vest ratably over a four year period beginning April 27, 2017 if certain financial performance criteria are achieved. As a result of his resignation effective August 15, 2016, 50,000 RSUs awarded to Mr. Lopez were forfeited.

Subsequent to such grants, the 2006 Plan expired, as a result, no further issuances can be made pursuant to the 2006 Plan.

The following table summarizes options to purchase shares of Common Stock, Restricted Stock Units (“RSUs”), and Warrants outstanding as of December 31, 2016:

					Column (c ):
			Column (b):		Number of securities remaining
	Column (a):		Weighted average		available for future issuance
	Number of securities to be		exercise price of		under equity compensation
	issued upon exercise of		outstanding options/		plans excluding securities
Plan Category	options/warrants		warrants		reflected in column (a)
Equity compensation plans
approved by security holders	1,167,000	(1)	0.03	(2)	-

Equity compensation plans not
approved by security holders	None		0		None
	1,167,000		0.03		-

(1)	Includes 152,000 RSUs that were not vested as of December 31, 2016.

(2)	Weighted average exercise price does not include 152,000 RSUs issued to employees, management and directors of DGSE as incentive compensation for their continued services. Pursuant to the terms of individual Restricted Stock Unit Award Agreements, such RSUs will vest over time, or performance contingent upon the continued service to DGSE by the recipient. Each vested RSU may be converted into one share of Common Stock without additional consideration (other than such conversion and reduction in the number of RSUs held).

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

Overview of Fiscal 2016

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing, with the greatest impact relating to gold. The price of gold fell heavily during 2013 but has stabilized the last three years to around $1,200 per ounce as of December 31, 2016.

As seen in the previous years, the market for buying and selling of pre-owned or “scrap” gold remains low. According to the WGC, the supply of recycled gold was down an additional 5% in 2016 compared to a 7% decline during 2015, and is now at its lowest point since 2007. Scrap gold purchases have historically been a critical profit engine for all of our locations, and the downturn in this category has had significant impact on our revenue, profitability and long-term growth plans.

The impact of the precious metals market on DGSE mirrors much of what the WGC reports on a macroeconomic level. DGSE scrap purchases continued to deteriorate in Fiscal 2016. Our Fairchild International wholesale watch business continued to see growth in Fiscal 2016. While the precious metals industry continues to be a challenging environment for DGSE, our focus will be to continue in growing our jewelry, diamond and fine watch business, which we believe will be a growth and profit engine into the future.

As noted above, the scrap gold buying model has seen a substantial reduction in recent years, and as a result we continue to adapt our retail strategy to meet the demands of the now-current market. The focus of our marketing and merchandising efforts in Fiscal 2016 and 2015 was growing our jewelry, diamond and watch businesses, and we have not seen the results that we anticipated. We continue to believe that the most successful locations will be those that can sustain our full retail “exchange” model: engaging in both buying and selling of precious metals and related merchandise, while maintaining a robust and diverse inventory across all jewelry categories and providing critical services such as watch and jewelry repair. Those locations that have historically been primarily scrap buying shops simply no longer make economic sense in the current environment. In recent years, DGSE has had many small locations spread across the DFW area in order to provide multiple scrap collection sites. We are now focusing on developing larger, full-service stores, with broad inventory offerings across all categories, while also providing value-added services that help drive retail traffic. During Fiscal 2016 and 2015, we closed multiple stores in DFW, one store in South Carolina, one store in Chicago, and signed leases on new locations in the western part of the DFW area and our Midtown DFW location. We will continue to focus on evolving our business across all of our markets, in an effort to drive efficiency across our geographical footprint, and maximize profitability.

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

Impairment of Long-Lived and Amortized Intangible Assets. We perform impairment evaluations of our long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on our evaluations, no impairment was required as of December 31, 2016 or 2015.

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

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2016 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of December 31, 2016 and 2015, our allowance for returns remained the same at $28,402 and $28,402, respectively.

Accounts Receivable. We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging. The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. As of December 31, 2016 and 2015, our allowance for doubtful accounts was $90,800 and $12,772, respectively.

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

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during Fiscal 2016 and Fiscal 2015, respectively.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues. Revenues from continuing operations decreased by $12,591,130 or 20.7% in Fiscal 2016, to $48,326,609 compared to $60,917,739 in the prior year. Jewelry sales decreased 22% compared to Fiscal 2015. Bullion sales decreased approximately 21% compared to Fiscal 2015, while rare coins and scrap sales were down approximately 32% and 16%, respectively, compared to Fiscal 2015. Our scrap business has historically been one of our largest revenue and profit drivers, and in Fiscal 2016 that business continued to suffer along with the industry.

Gross Margin. Gross margin decreased in Fiscal 2016 by $1,417,997 to $8,307,847 compared to $9,725,844 in the prior year. The decrease in gross profit dollars was due to decreased sales. Gross margin as a percentage of revenue was 17.2% compared to 16.0% in the prior year, due to increased margin across the board except for scrap.

Selling, General and Administrative. Selling, general and administrative expenses decreased $803,637 or 7.2% in Fiscal 2016, to $10,345,557 compared to $11,149,194 in the prior year. The overall decrease in SG&A was achieved primarily through continued efforts to reduce expenses at all levels, including store-level operating expenses, corporate overhead, and advertising expense. The decrease was primarily due to a combination of a decrease in advertising of $729,025 from 2015 to 2016, a decrease of commissions by $145,352 due to lower sales, and a reduction of employee benefits of $100,000, partially offset by an increase of legal fees of $183,807.

Depreciation and Amortization. Depreciation and amortization decreased by $131,506 or 27% in Fiscal 2016, to $403,716 compared to $535,222 in Fiscal 2015. This decrease was due to a one-time write off of assets formerly utilized in four stores closed during Fiscal 2015.

Other Income. Other income decreased by $3,824 in Fiscal 2016, to $4,195 compared to $8,019 in Fiscal 2015.

Interest Expense. Interest expense increased by $16,565 or 5% in Fiscal 2016, to $364,532 compared to $347,967 in Fiscal 2015. The increase is primarily due to a higher balance in trade payables to Elemetal Capital, on which the Company pays interest.

Income (Loss) from Discontinued Operations. There was no income or loss generated from discontinued operations in Fiscal 2016 compared to a income of $78,021 in 2015. For Fiscal 2015, the income relates to adjustments in accrued expenses related to the wind down of all Southern Bullion operations.

Net Loss. We recorded a net loss of $4,005,814 in Fiscal 2016, compared to a net loss of $2,252,301 in Fiscal 2015, an increase in net loss of $1,735,513.

Liquidity and Capital Resources

During Fiscal 2016 and Fiscal 2015, cash provided by operating activities totaled $251,498 and $133,854, respectively, an increase of $117,644. Cash provided by operating activities for the year ended December 31, 2016, was driven largely by an increase in Accounts Payable of $3,192,385 and a net decrease in Customer Deposits and Other Liabilities of $ 737,286.

During Fiscal 2016 and Fiscal 2015, cash provided (used) by investing activities totaled $1,200,273 and ($437,059), respectively, an increase of $1,637,332. The cash used in 2015 was the result of purchases of property and equipment. In the current year, the net amount of $1,200,273 is the combination of property and equipment purchases primarily related to the build out of the Company’s new main store at 13022 Preston Road, Dallas, Texas, and the gross proceeds of $2,250,000 for sale of the property located at 11311 Reeder Road, Dallas, Texas.

During Fiscal 2016 and Fiscal 2015, cash used in financing activities totaled $1,601,591 and $143,515, respectively, an increase of $1,458,076. The increase of cash used in financing activities during 2016 is primarily the result of the retirement of the debt from the sale of the building located at 11311 Reeder Road, Dallas, Texas.

We expect our capital expenditures to total approximately $300,000 during the next twelve months. These expenditures will be largely driven by the continued build out of the new location at 13022 Preston Rd, Dallas, Tx. and the purchase of a new point-of-sale system. As of December 31, 2016, there were no commitments outstanding for capital expenditures.

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

We have historically renewed, extended or replaced short-term debt as it matures and management believes that we will be able to continue to do so in the near future. Prior to our mortgage payable becoming due on our largest retail location in August 2016, we sold the building receiving net proceeds from the sale of $604,615.

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

On July 19, 2012, we entered into the Loan Agreement with NTR, an affiliate of DGSE’s majority stockholder Elemetal, pursuant to which NTR, agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carried an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs were included in other assets in the consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and were completely amortized as of Fiscal 2014. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of December 31, 2016 and 2015, we had outstanding balances of $0 and $2,303,359, respectively, drawn on the NTR credit facility.

On December 9, 2016, DGSE and NTR Metals closed the transactions contemplated by the Elemetal Agreement whereby DGSE issued NTR 5,948,560 shares of common stock for $0.41 per share in exchange for the cancellation and forgiveness of indebtedness and accrued interest totaling $2,438,910.

On July 15, 2014, we received final notice from the Texas Comptroller of its consent to a payment agreement to pay amounts due by us under the Texas Comptroller’s decision (the “Decision”) in connection with the 2010 Sales Tax Audit (the “Payment Agreement”). As more fully discussed in the Legal Proceeding section of the this report, pursuant to the terms of the Payment Agreement, we agreed to pay approximately $1.1 million in taxes, penalties and interest. Pursuant to the terms of the Payment Agreement, we were to pay the agreed amount provided in the Decision over an 18-month period, which began with an initial payment of $325,000 in June 2014, followed by monthly payments of $47,000 until all agreed tax amounts, penalty and accrued interest we paid. This expense was fully accrued in Fiscal 2014, but based on the terms of the Payment Agreement, DGSE made payments of $47,000 per month through all of 2015. As of December 31, 2015, the balance of payments to the Texas Comptroller, related to the Decision, was $47,000. The final payment of $47,000 was submitted to the Texas Comptroller in January 2016 to fully satisfy the indebtedness associated with the 2010 Sales Tax Audit.

The Texas Comptroller conducted a second sales and use tax audit of our operations in Texas with respect to the period December 1, 2009 through June 30, 2013 and subsequently sent us a final assessment in November 2016 asserting that we owed an amount of $220,007 plus penalties and interest of $ 66,645 for a total payment due of $286,652. On February 21, 2017, a Compromise and Settlement Agreement was reached between DGSE and the Comptroller’s Office to pay a lump sum payment of $261,490 on or before March 23, 2017. We paid the negotiated amount on March 2, 2017.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2016, our internal control over financial reporting is effective.

This annual report does not include an attestation of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2016, no changes occurred that our management believes have materially affected, or are likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2017 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2017 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2017 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2017 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2017 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Index to Exhibits

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1
3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2
3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3
3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4
3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5
3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6
3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0
3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	8-K	May 31, 2007	3.1
3.9	Certificate of Amendment to Articles of Incorporation, dated December 7, 2016	X
3.10	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7
3.11	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.12	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1
4.1	Specimen Common Stock Certificate		X	S-4	January 6, 2007	4.1
4.2	Warrant to Purchase Shares Of Common Stock of DGSE Companies, Inc. issued to Elemetal, LLC dated December 9, 2016		X	8-K	December 13, 2016	4.1
10.1	Lock-up Agreement, dated September 11, 2012, by and among DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.2
10.2	Form of Option Grant Agreement		X	8-K	September 16, 2011	10.4
10.3	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.5
10.4	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	September 16, 2011	10.7
10.5	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	October 28, 2011	10.2
10.6	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	July 20, 2012	10.1
10.7	Guaranty and Security Agreement, dated July 19, 2012, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC		X	8-K	July 20, 2012	10.2
10.8	Revolving Credit Note granted in favor of NTR Metals, LLC		X	8-K	July 20, 2012	10.3
10.9	Amendment to Loan Agreement and Revolving Credit Note, dated February 25, 2014, by and between the Company and NTR		X	8-K	March 5, 2014	10.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
10.10	Office Space Lease, dated January 21, 2013, by and between 15850 Holdings, LLC and the Company		X	8-K	March 27, 2014	10.21
10.11	Separation & Release of Claims Agreement dated April 17, 2014, by and between the Registrant and James J. Vierling		X	8-K	April 21, 2014	10.1
10.12	Payment Agreement, dated July 11, 2014		X	8-K	July 17, 2014	10.1
10.13	Second Amendment to Loan Agreement and Revolving Credit Note, dated January 26, 2015, by and between the Company and NTR		X	8-K	February 6, 2015	10.1
10.14	Offer Letter by and between DGSE and Matthew M. Peakes, dated September 4, 2015		X	8-K	September 11, 2015	10.1
10.15	Consulting, Separation and Release of Claims Agreement by and between DGSE and James D. Clem, dated September 4, 2015		X	8-K	September 11, 2015	10.2
10.16	Offer Letter by and between DGSE and Nabil J. Lopez, dated October 29, 2015		X	8-K	October 29, 2015	10.1
10.17	Form of Indemnification Agreement between DGSE Companies, Inc. and each Officer and director of DGSE		X	8-K	February 12, 2016	10.1
10.18	Stock Purchase Agreement by and between DGSE Companies, Inc., Elemetal, LLC and NTR Metals, LLC dated June 20, 2016		X	8-K	June 22, 2016	10.1
10.19	Registration Rights Agreement by and among DGSE Companies, Inc., Elemetal, LLC, and NTR Metals, LLC dated as of December 9, 2016		X	8-K	June 22, 2016	10.1
14.1	Business Conduct & Ethics Policy		X	10-K/A	December 19, 2012	10.1
21.1	Subsidiaries of the Registrant		X	10-K	March 27, 2014	21.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Documen	X

ITEM 16. FORM 10-K SUMMARY

None

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DGSE Companies, Inc.

We have audited the accompanying consolidated balance sheets of DGSE Companies, Inc. and subsidiaries (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
April 14, 2017

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS

Current Assets
Cash and cash equivalents	$1,412,082	$1,752,711
Trade receivables, net of allowances	245,095	60,712
Trade receivables, net of allowances, related party	40,627	169,136
Inventories	9,384,136	9,565,506
Prepaid expenses	55,029	106,547

Total Current Assets	11,136,969	$11,654,612

Property and equipment, net	1,665,103	4,281,388
Intangible assets	-	13,784
Other assets	110,605	204,226
Total Assets	$12,912,677	$16,154,010

LIABILITIES

Current Liabilities
Current maturities of long-term debt	$-	$1,589,522
Current maturities of capital leases	12,590	12,069
Accounts payable-Trade	1,103,022	1,513,019
Accounts payable-Trade, related party	4,107,425	4,176,037
Accrued expenses	1,209,902	1,174,458
Customer deposits and other liabilities	572,362	1,309,648
Liabilities related to discontinued operations	-	190,810
Total Current Liabilities	7,005,301	9,965,563

Line of Credit, related party	-	2,303,359
Capital leases, less current maturities	1,074	13,664
Total Liabilities	7,006,375	12,282,586

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,905,631 and 12,296,446 shares issued and outstanding, respectively	269,056	122,964
Additional paid-in capital	40,162,177	34,267,577
Accumulated deficit	(34,524,931)	(30,519,117)
Total Stockholders' Equity	5,906,302	3,871,424
Total Liabilities and Stockholders' equity	$12,912,677	$16,154,010

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2016	2015
Revenue:
Sales	$48,326,609	$60,917,739
Cost of goods sold	40,018,762	51,191,895
Gross margin	8,307,847	9,725,844

Expenses:
Selling, general and administrative expenses	10,345,557	11,149,194
Loss from sale of building and equipment	1,156,135	-
Depreciation and amortization	403,716	535,222
	11,905,408	11,684,416

Operating Loss	(3,597,561)	(1,958,572)

Other expense (income)
Other income, net	(4,195)	(8,019)
Interest expense	364,532	347,967
	360,337	339,948

Loss from continuing operations before income taxes	(3,957,898)	(2,298,520)

Income tax expense	47,916	31,802

Loss from continuing operations	(4,005,814)	(2,330,322)

Discontinued operations:
Income from discontinued operations, net of taxes	-	78,021

Net Loss	$(4,005,814)	$(2,252,301)

Basic net loss per common share:
Loss from continuing operations	$(0.30)	$(0.19)
Income from discontinued operations	-	0.01
Net loss per share	$(0.30)	$(0.18)

Diluted net loss per common share:
Loss from continuing operations	$(0.30)	$(0.19)
Income from discontinued operations	-	0.01
Net loss per share	$(0.30)	$(0.18)

Weighted-average number of common shares
Basic	13,214,835	12,275,525
Diluted	13,214,835	12,275,525

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2014	12,238,846	$122,388	$34,231,271	$(28,266,816)	$6,086,843

Stock issued to directors, officers and employees	57,600	576	36,306	-	36,882

Net loss	-	-	-	(2,252,301)	(2,252,301)

Balance at December 31, 2015	12,296,446	$122,964	$34,267,577	$(30,519,117)	$3,871,424

Stock issued to directors, officers and employees	124,040	1,240	100,542	-	101,782

Stock issued to NT R in exchange for debt settlement	5,948,560	59,486	2,379,424	-	2,438,910

Stock issued to Elemetal for settlement of payables	8,536,585	85,366	3,414,634	-	3,500,000

Net loss	-	-	-	(4,005,814)	(4,005,814)

Balance at December 31, 2016	26,905,631	$269,056	$40,162,177	$(34,524,931)	$5,906,302

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(4,005,814)	$(2,252,301)
Income from discontinued operations, net of tax	-	78,021
Loss from continuing operations, net of tax	(4,005,814)	(2,330,322)

Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	403,716	535,222
Bad debt expense	78,028	-
Stock based compensation to employees, officers, and directors	101,782	36,882
Loss on sale of property and equipment	1,156,135	-

Changes in operating assets and liabilities:
Trade receivables	(262,411)	809,021
Trade receivables, related party	128,509	(134,793)
Inventories	181,370	1,578,651
Prepaid expenses	51,518	(2,034)
Other assets	93,621	(75,870)
Accounts payable and accrued expenses	3,260,997	(964,636)
Accounts payable and accrued expenses, related party	(68,612)	454,863
Customer deposits and other liabilities	(737,286)	226,870
Net cash provided by operating activities of continuing operations	381,553	133,854

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	2,250,000	-
Purchase of property and equipment	(1,179,782)	(437,059)
Net cash provided by (used) in investing activities of continuing operations	1,070,218	(437,059)

Cash Flows From Financing Activities:
Payments on notes payable	(1,589,522)	(131,004)
Payments of capital lease obligations	(12,069)	(12,511)
Net cash used in financing activities of continuing operations	(1,601,591)	(143,515)

Cash Flows from Discontinued Operations:	(190,809)	14,996

Net change in cash	(340,629)	(431,724)
Cash, beginning of period	1,752,711	2,184,435
Cash, end of period	$1,412,082	$1,752,711

Supplemental Disclosures
Cash paid during the period for:
Interest	$364,532	$266,546
Income taxes	$47,916	$70,425

Non cash activities:
Stock issued to Elemetal for settlement of payable	$3,500,000	$-
Stock issued to NTR for settlement of debt	$2,438,910	$-

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

Notes to Consolidated Financial Statements

Note 1 – Summary of Accounting Policies and Nature of Operations

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations

DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. DGSE operates six jewelry stores at both the retail and wholesale level, throughout the United States through its facilities in South Carolina and Texas. The Company also maintains a presence in the retail market through our ecommerce sites, www.dgse.com and www.cgdeinc.com.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

The Company operates the business as one operating and one reportable segment under a variety of banners including Charleston Gold & Diamond Exchange and Dallas Gold & Silver Exchange. The Company’s fiscal year ends are December 31, 2016 (“Fiscal 2016”) and December 31, 2015 (“Fiscal 2015”).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the consolidated balance sheets approximate fair value.

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

Impairment of Long-Lived Assets and Amortized Intangible Assets

The Company performs impairment evaluations of its long-lived assets, including property, equipment, and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on the Company’s evaluations no impairment was required as of December 31, 2016 or 2015.

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

Advertising Costs

Advertising costs are expensed as incurred, and amounted to $946,599 and $1,571,199 for Fiscal 2016 and Fiscal 2015, respectively.

Accounts Receivable

The Company’s generally low level of A/R and its historically good experience with bad debt uses an analytical approach to estimating an appropriate reserve for bad debt. While DGSE’s overall A/R is up versus 2015, most of the A/R balance is over 120 days, $124,160 out of $285,722. Past due A/R increased significantly at year end, up to $148,475 at December 31, 2016 compared to $33,743 at year end 2015.

The company uses a simplified approach to calculate a general bad debt reserve. An allowance is calculated for each aging time period based on the risk profile of that time period. Based on our historical experience, we have chosen to not place any reserve on amounts that are less than 60 days past due. From there the reserve amount escalates: 10% reserve on amounts over 60 but less than 90 days past due, 25% on amounts over 90 but less than 120 past due, and 75% on amounts over 120 days past due.

By utilizing this approach, we have calculated that a reserve of $90,800 is appropriate as of December 31, 2016. DGSE has increased the reserve percentage for over 120 days accounts to 75% in 2016 vs the 50% approach in 2015. Having established this reserve, once an amount is considered to be uncollectable it is to be written off against the reserve. We will revisit the reserve periodically, but no less than annually, with the same analytical approach in order to determine if the reserve needs to be increased or decreased, based on the risk profile of open accounts receivable.

As of December 31, 2016 and 2015, DGSE’s allowance for doubtful accounts was $90,800 and $12,772, respectively.

A summary of the Allowance for Doubtful Accounts is presented below:

	December 31, 2016
	2016	2015

Beginning balance	12,772	12,772
Bad debt expense (+)	78,028	-
Receivables written off (-)	-	-
Ending balance	90,800	12,772

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

The Company accounts for its position in tax uncertainties in accordance with ASC 740. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2016 and 2015.

The Company’s federal income tax returns and major state income tax returns for the years subsequent to December 31, 2013 and December 31, 2012, respectively, remain subject to examination. The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. The Company recognizes accrued interest and penalties resulting from audits by tax authorities in the provision for income taxes in the consolidated statements of operations. During Fiscal 2016 and Fiscal 2015, the Company did not incur any federal income tax interest or penalties.

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

The Company has a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. DGSE has established an allowance for estimated returns, which is based on the Company’s review of historical returns experience, and reduces the Company’s reported revenues and cost of sales accordingly. As of December 31, 2016 and 2015, DGSE’s allowance for returns was $28,402 and $28,402, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses, and amounted to $80,530 and $102,663, for 2016 and 2015, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense for Fiscal 2016 and Fiscal 2015 amounted to $101,782 and $36,882 respectively.

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

On July 22, 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 will not apply to inventories that are measured using either the last-in, first-out (“LIFO”) method or the retail inventory method. ASU 2015-11 is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. However, early application is permitted. The standard states that our inventory be valued at net realizable value when evidence exists that the net realizable value of inventory is lower than the cost. The difference shall be recognized as a loss to earnings in the period in which the devaluation occurs. We are evaluating the implications and the effect to our financials going forward. Currently, it would not effect our financial statements because there has been no evidence of deterioration or devaluation within our current inventory.

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

Note 2 – Concentration of Credit Risk

The Company maintains cash balances in financial institutions in excess of federally insured limits. Other than Elemetal, LLC (“Elemetal”), the Company has no retail or wholesale customers that account for more than 10% of its revenues. During Fiscal 2016, 25% of sales and 27% of purchases were transactions with Elemetal, and in Fiscal 2015 these transactions represented 24% of sales and 26% of purchases. Elemetal accounted for 13% and 74% of the Company’s accounts receivable, as of December 31, 2016 and 2015, respectively. Elemetal also accounted for 79% and 73% of the Company’s accounts payable, as of December 31, 2016 and 2015.

Note 3 – Inventories

Inventories consist of the following:

	December 31,
	2016	2015
Jewelry	$7,193,126	$8,365,828
Scrap Gold	885,194	506,560
Bullion	292,591	357,644
Rare Coins and Other	1,013,225	335,474
	$9,384,136	$9,565,506

Note 4 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2016	2015
Building and improvements	$1,580,584	$3,285,381
Machinery and equipment	1,456,314	1,874,598
Furniture and fixtures	570,889	442,041
	3,607,787	5,602,020
Less: accumulated depreciation	(1,942,684)	(2,481,102)
	1,665,103	3,120,918
Land	-	1,160,470

Total property and equipment	$1,665,103	$4,281,388

We owned a 20,456 square foot facility at 11311 Reeder Road, Dallas, Texas, which housed our largest retail operation. The land and buildings were subject to a mortgage maturing in August 2016, with a principal balance outstanding of $1,587,106 as of July 26, 2016. We sold that facility on July 26, 2016 for $2,250,000 to 2 DAK Investments, LLC. The land was recorded on the books at $1,160,470 and accompanying buildings were recorded at $2,142,530. Both were retired along with the accumulated depreciation of $401,724 upon the sale of the assets. After all the fees were recorded, DGSE posted a loss of $1,156,135 upon the sale of the Reeder Road location.

Depreciation expense was $389,932 and $521,438 for Fiscal 2016 and Fiscal 2015, respectively, excluding discontinued operations.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2016	2015
NTR Line of credit (1)	$-	$2,303,359
Mortgage payable (2)	-	1,589,522
Capital lease (3)	13,664	25,733
Sub-Total	13,664	3,918,614
Less Current portion capital lease	12,590	12,069
Less Current maturities	-	1,589,522
Long-term debt	1,074	2,317,023
Less Line of credit (1)	-	2,303,359
Long term debt less current maturities	$1,074	$13,664

(1)	On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC (“NTR”), an affiliate of DGSE’s largest stockholder Elemetal, pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after the Company receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, the Company granted a security interest in the respective personal property of each of its subsidiaries. The loan carried an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by the Company pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between the Company and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. The Company incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs were included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and have been completely amortized as of Fiscal 2014. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017. On December 9, 2016, DGSE and NTR closed the transactions contemplated by stock purchase agreement dated June 20, 2016 (the “Elemetal Agreement”) whereby DGSE issued NTR 5,948,560 shares of common stock for $0.41 per share in exchange for the cancellation and forgiveness of the outstanding Obligations. As of December 31, 2016 and 2015, the outstanding balance of the NTR loan was $0 and $2,303,359, respectively.
(2)	On July 11, 2006, DGSE entered into a promissory note for $2,530,000 related to the mortgage on its largest retail location in Dallas, Texas with The Ohio National Life Insurance Company. The note bore an interest rate of six and seventy one-hundredths of one percent (6.70%) per annum, with a balloon payment of approximately $1.5 million on August 1, 2016 for the outstanding balance. Monthly principal payments of $20,192 plus accrued interest were required. The note was secured by the land and building. On July 26, 2016 we sold the building for $2,250,000 resulting in net proceeds of $604,615 after the note was paid off. As of December 31, 2016 and 2015, the outstanding balance of the note was $0 and $1,589,522, respectively.

(3)	On April 3, 2013, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2013. The lease contract runs through May 2018 but with prior years extra payments the lease will be paid in full February 2018, then the equipment can be purchased for $1.

Maturities of DGSE’s long-term obligations over the next five years are as follows:

	Total	2017	2018	2019	2020	Thereafter
Capital lease obligation	$13,664	$12,590	$1,074	$-	$-	$-
Total	$13,664	$12,590	$1,074	$-	$-	$-

Pursuant to the Elemetal Agreement the Company exchanged $3.5 million of the bullion payable owed to Elemetal into 8,536,585 shares of the Company’s common stock at a price of $0.41 per share effective December 9, 2016. In addition, Elemetal received a two year warrant to purchase 1,000,000 warrants of the Company’s common stock at an exercise price of $0.65 per share.

Note 6 – Basic and Diluted Average Shares

A reconciliation of basic and diluted average common shares is as follows:

	Year Ended December 31,
	2016	2015
Basic weighted average shares	13,214,835	12,275,525
Effect of potential dilutive securities	-	-
Diluted weighted average shares	13,214,835	12,275,525

For the years ended December 31, 2016 and 2015, there were 1,167,000 and 5,029,000 common stock options, warrants, and Restricted Stock Units (RSUs) unexercised respectively. On October 25, 2016, 5,000,000 stock option shares expired unexercised by Elemetal at a price of $15 a share. For the Fiscal year 2016 and 2015, the options, warrants and RSU’s were not added to the diluted average shares because inclusion of such shares would be antidilutive.

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

Note 8 – Stock Options and Restricted Stock Units

On June 21, 2004, our shareholders approved the adoption of the 2004 Stock Option Plan (the “2004 Plan”), which reserved 1,700,000 shares of our Common Stock for issuance upon exercise of options to purchase our Common Stock. We granted options to purchase an aggregate of 1,459,634 shares of our Common Stock under the 2004 Plan to certain of our officers, directors, key employees and certain other individuals who provided us with goods and services. Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our Common Stock on the date of grant, as determined by the closing bid price for our Common Stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Plan, as of December 31, 2016, 845,634 have been exercised, 599,000 have expired, and 15,000 remain outstanding. No further issuances can be made pursuant to the 2004 Plan.

On June 27, 2006, our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”), which reserved 750,000 shares for issuance upon exercise of options to purchase our Common Stock or other stock awards. We subsequently granted options to purchase 150,000 shares of our Common Stock pursuant to the 2006 Plan, of which 100,000 have been exercised, 50,000 have expired, and none remain outstanding as of December 31, 2016.

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

On March 24, 2016, the Board awarded the three independent directors on the Board at that time a total of 122,040 RSUs as compensation for their Board service. One-fourth (or 30,510) of the RSUs vested and were issued on March 31, 2016. The remaining RSUs vested ratably and were exercisable at the end of every quarter (June 30, September 30, and December 31, 2016). Each vested RSU converted into one share of our Common Stock, par value $0.01, without additional consideration, on the applicable vesting date.

On April 27, 2016, the Board awarded Matthew Peakes, the Company’s former Chief Executive Officer, and Nabil J. Lopez, the Company’s former Chief Financial Officer, a total of 75,000 and 50,000 RSUs, respectively, as compensation for their service as executives of the Company. For Mr. Peakes, one-fourth (or 18,750), and for Mr. Lopez, one-fourth (or 12,500) of the RSUs were to vest ratably in equal annual installments over a four year period beginning on April 27, 2017, subject to a continued status as an employee on each such date and other terms and conditions set forth in the RSU Award Agreement, dated April 27, 2016. Each vested RSU is convertible into one share of our Common Stock, par value $0.01, without additional consideration. Upon termination of service of the employee, other than by death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. As a result of his resignation effective August 15, 2016, 50,000 RSUs awarded to Mr. Lopez were forfeited. In addition to the RSU grant above for Matthew Peakes and Nabil Lopez, the compensation committee granted an additional 75,000 and 50,000, respectively, performance based RSUs to the executives that were to vest ratably over a four year period beginning April 27, 2017 if certain financial performance criteria are achieved. As a result of his resignation effective August 15, 2016, 50,000 RSUs awarded to Mr. Lopez were forfeited.

Subsequent to such grants, the 2006 Plan expired, as a result, no further issuances can be made pursuant to the 2006 Plan.

On December 7, 2016, our shareholders approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares for issuance pursuant to awards issued thereunder. As of December 31, 2016, no awards had been made under the 2016 Plan.

On October 25, 2011, the Company entered into a debt cancellation agreement with NTR, whereby NTR agreed to forgive $2,500,000 of payables owed to NTR by the Company. In consideration for this debt forgiveness, NTR was granted options to purchase 5,000,000 shares of the common stock of DGSE, par value $0.01 per share, at an exercise price of fifteen dollars ($15) per share (the “NTR Options”). These options were not issued pursuant to either of the shareholder-approved employee stock option plans. The NTR Options vested immediately upon grant, and expired unexercised on October 25, 2016.

The following table summarizes the activity in common shares subject to options:

	Year Ended December 31,
	2016		2015

		Weighted		Weighted
		average exercise		average exercise
	Shares	price	Shares	price

Outstanding at beginning of year	5,025,000	$14.95	5,030,000	$14.93
Granted	1,000,000	0.65	-	-
Exercised	-	-	-	-
Forfeited	5,010,000	14.95	(5,000)	2.25

Outstanding at end of year	1,015,000	$0.03	5,025,000	$14.95

Optons exercisable at end of year	1,015,000	$0.03	5,025,000	$14.95

Information about stock options outstanding at December 31, 2016 is summarized as follows:

	Options and Warrants Outstanding and Exercisable
		Weighted average
		remaining	Weighted
		contractual life	average	Aggregate Intrinsic
Exercise price	Number outstanding	(Years)	exercise price	Value
$2.13	10,000	NA (1)	$2.13	$-
$2.25	5,000	NA (1)	2.25	-
$0.65	1,000,000	2	0.65	590,000

	1,015,000			$590,000

(1)	Options currently issued pursuant to the Company’s 2004 Employee Stock Option Plans have no expiration date.

The aggregate intrinsic values in the above table were based on the closing price of our Common Stock of $1.24 as of December 31, 2016.

A summary of the status of our non-vested RSU grants issued under our 2006 Plan is presented below:

	Year Ended December 31,
	2016		2015
		Weighted		Weighted
		average exercise		average exercise
	Shares	price	Shares	price

Nonvested at beginning of year	4,000	$2.12	87,600	$1.77
Granted	372,040	0.64	-	-
Vested	(124,040)	0.83	(57,600)	1.59
Forfeited	(100,000)	1.24	(26,000)	2.12

Outstanding at end of year	152,000	$0.56	4,000	$2.12

As a result of the expiration of the 2006 Plan, as of December 31, 2016, no further shares could be issued under the 2006 Plan. A total of 1,100,000 shares remain available for future grants pursuant to the 2016 Plan.

During 2016 and 2015, the Company recognized $101,782 and $36,882, respectively, of stock-based compensation expense attributable to employees and directors which was recorded in selling, general, and administrative expenses.

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

In connection with the Agreed Final Judgment and as remedial measures in connection with the Accounting Irregularities, the Company has agreed to undertake certain corporate governance reforms, all of which we believe to be complete at this time (the “Corporate Governance Reforms”). The Corporate Governance Reforms include the appointment of two new independent directors to the Board, establishing the position of a Lead Independent Director on the Board and establishing reasonable term limits for members of the Board, among other reforms. The Company engaged a consultant satisfactory to the SEC to confirm implementation of the Corporate Governance Reforms. Due to Board member resignations in the latter half of Fiscal 2015, we were unable to complete our confirmation with the consultant by the initial deadline; however, with the addition of new independent directors, we regained compliance with the Corporate Governance Reforms. The Agreed Final Judgment did not require the payment of any civil damages by the Company in connection with the Accounting Irregularities.

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

On July 15, 2014, the Company received final notice from the Texas Comptroller of its consent to the negotiated payment agreement (the “Payment Agreement”) to pay amounts due by the Company under the Texas Comptroller’s final decision in connection with the 2010 Sales Tax Audit (the “Decision”), as more fully discussed in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2014.

The Decision dismissed our Petition for Redetermination and concluded the 2010 Sales Tax Audit based on an agreement between the Texas Comptroller and DGSE, whereby we agreed to pay: (i) tax due of $800,397; (ii) a 10% penalty; and (iii) interest. The total amount due as of the date of the Payment Agreement was approximately $1.1 million. Pursuant to the terms of the Payment Agreement, we paid an initial payment of $325,000 in July 2014, and in August 2014 began making monthly payments of $47,000 over an 18-month period, until all agreed tax amounts, penalty and accrued interest due under the Decision were paid. Interest accrued on the outstanding tax due, until all amounts were paid.

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

The Texas Comptroller conducted a second sales and use tax audit of our operations in Texas with respect to the period December 1, 2009 through June 30, 2013 and subsequently sent us a preliminary assessment in September 2015 asserting that we owe an amount of $220,007 plus penalties and interest of $66,645 for a total payment due of $286,652. On February 21, 2017, a Compromise and Settlement Agreement was reached between DGSE and the Comptroller’s Office to pay a lump sum payment of $261,490 on or before March 23, 2017. Payment was made in full on March 2, 2017.

Note 10 – Income Taxes

The income tax provision for continuing operations reconciled to the tax computed at the statutory Federal rate follows:

	2016	2015

Tax Benefit at Statutory Rate	$(1,345,685)	$(781,497)
Valuation Allowance	1,344,094	779,308
Non-Deductible Expenses and Other	1,591	2,189
State Taxes, Net of Federal Benefit	47,916	31,802
Income tax expense	$47,916	$31,802

Current	$47,916	$31,802
Deferred	-	-
Total	$47,916	$31,802

Deferred income taxes are comprised of the following:

	2016	2015
Deferred tax assets (liabilities):
Inventories	$104,190	$103,909
Stock options and other	93,985	88,303
Alternative Minimum Tax credit carryforward	24,674	24,674
Contingencies and accruals	152,846	157,936
Property and equipment	(214,383)	(454,788)
Net operating loss carryforward	12,174,859	11,136,538
Goodwill and intangibles	-	(4,687)
Total deferred tax assets, net	$12,336,171	$11,051,886

Valuation allowance	$(12,336,171)	$(11,051,886)

As of December 31, 2016, the Company had $2,729,636 of net operating loss carry-forwards, related to the Superior Galleries acquisition which may be available to reduce taxable income in future years, subject to the applicable Internal Revenue Code Section 382 limitations. As of December 31, 2016, the Company had $38,055,994 of net operating loss carry-forwards related to Superior Galleries’ post acquisition operating losses and other operating losses incurred by the Company’s other operations. These carry-forwards will expire, starting in 2026 if not utilized. As of December 31, 2016 and 2015, the Company determined based on consideration of all available evidence, including but not limited to historical, current and future anticipated financial results as well as applicable IRS limitation and expiration dates related to the Company’s net operating losses a full valuation allowance should be recorded for its net deferred tax assets.

Note 11 – Operating Leases

The Company leases certain of its facilities under operating leases. The minimum rental commitments under non-cancellable operating leases as of December 31, 2016 are as follows:

	Total	2017	2018	2019	2020	2021	Thereafter
Operating Leases	$1,830,942	$459,974	$412,472	$412,472	$325,524	$220,500	$-

On January 21, 2013, the Company signed a lease with 15850 Holdings, LLC (an affiliate of Elemetal), for 4,500 square feet of office space in North Dallas, to be used as the Company’s new corporate headquarters. The Company received free rent from April through December of 2013, and paid $7,500 from January of 2014, through the termination date of the current lease in December of 2015. The Company continued to pay this lease on a month-to-month basis until our new Midtown retail location was completed in December 2016. The building is large enough to facilitate the retail space and our corporate offices.

In November 2013, the Company signed an agreement to lease a portion of DGSE’s Reeder Road facility to a third party, beginning in January 2014. Under the terms of the five-year agreement DGSE was to receive $5,000 per month in base rent initially, increasing to $7,500 per month after 24 months if certain conditions were met. The lessee was also to be required to pay additional rent based on revenue it generates using the facility. On July 26, 2016, the facility was sold and no further rents payments were received.

Rent expense, net of sublease income, for Fiscal 2016 and Fiscal 2015 was $821,696 and $475,665, respectively.

Note 12 – Discontinued Operations

In February 2014, the Company elected to discontinue the operations of six Southern Bullion locations and in April 2014 elected to discontinue the operations of the 17 remaining Southern Bullion locations, due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations for Fiscal 2016 and Fiscal 2015.

Discontinued operations are as follows:

	December 31,
	2016	2015

Revenue:
Sales	$-	$65
Cost of goods sold	-	-
Gross Margin	-	65

Expenses:
Selling, general and administrative expenses	-	(77,439)
Total Expenses	-	(77,439)

Operating Income	-	77,504

Other income:
Interest (income) expense	-	(40)

Income from discontinued operations before income taxes	-	77,544

Income tax benefit	-	477
Income from discontinued operations after income taxes	$-	$78,021

For the year ended December 31, 2015, income from discontinued operations include adjustments of existing expense accruals related to the winding down the operations of Southern Bullion. The Company believes it has now recognized all material expenses related to the closure of Southern Bullion operations as of December 31, 2016.

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

Elemetal is DGSE’s largest shareholder. Elemetal and its affiliates are also DGSE’s primary refiner and bullion trading partner. In Fiscal 2016, 25% of sales and 27% of purchases were transactions with Elemetal, and in the same period of Fiscal 2015, these transactions represented 24% of DGSE’s sales and 26% of DGSE’s purchases. On December 9, 2016, DGSE and Elemetal entered closed the transactions contemplated by the Elemetal Agreement whereby DGSE issued Elemetal 8,536,585 shares of its common stock and a warrant to purchase an additional 1,000,000 shares to be exercised within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to Elemetal as a result of bullion-related transactions. As of December 31, 2016, the Company was obligated to pay $4,107,425 to Elemetal as a trade payable, and had a $40,627 receivable from Elemetal. As of December 31, 2015, the Company was obligated to pay $4,176,037 to Elemetal as a trade payable, and had a $169,136 receivable from Elemetal. For the year ended December 31, 2016 and 2015, the Company paid Elemetal $240,004 and $187,888, respectively, in interest on the Company’s outstanding payable.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or, (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and additional proceeds were used as working capital in the ordinary course of business. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017. On December 9, 2016, DGSE and NTR closed the transactions contemplated by the Elemetal Agreement whereby DGSE issued NTR 5,948,560 shares of common stock in exchange for the cancellation and forgiveness of the loan principal and accrued interest totaling $2,438,909. As of December 31, 2016 and 2015, the outstanding balance of the NTR loan was $0 and $2,303,359 respectively. In the year ended December 31, 2016 and 2015, the Company paid NTR $43,723 and $45,810, respectively, in interest on the Company’s line of credit.

In April 2013, DGSE moved its principal corporate offices to 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal and also serves as their headquarters. DGSE leased space in the building subject to a lease that expired in December 2015. The Company continued to pay this lease on a month-to-month basis with no increase in the rent until our new Midtown retail location was completed in December 2016. Midtown location is large enough to facilitate the retail space and our corporate offices. For the year ended December 31, 2016 and 2015, the Company recognized rent expense of $90,000 and $50,500, respectively, related to this lease.

In the fourth quarter of Fiscal 2013, the Company established a wholly owned subsidiary named Carbon Fund One, LLC to act as the general partner (the “General Partner”) for Carbon Fund One, LP (the “Fund”), which was established at the same time. The Fund was an investment fund specializing in the buying and selling of gemstones. The General Partner receives a one percent ownership interest of the Fund, and is paid 2% carried interest on assets under management by the Fund, and 20% of net earnings before distributions to the limited partners. The Fund was intended to provide an investment vehicle for individuals interested in investment opportunities in diamonds and gemstones, and provide incremental value to the Company’s shareholders by utilizing the Company’s expertise, infrastructure, and retail and wholesale customer base, to generate additional profit through earnings from its role as General Partner. Ultimately DGSE’s management made the decision to end its involvement in the Fund, and the General Partner has wound down the Fund’s activities and liquidated all remaining inventory. The Fund transacted business with the Company from time to time, including buying gemstones from and selling gemstones to the Company. In Fiscal 2016, the Company made no sales to the Fund, had no purchases from the Fund, and owed the Fund nothing as of December 31, 2016 in trade payables. In Fiscal 2015, the Company made no sales to the Fund, had purchases of $5,665 from the Fund, and owed the Fund nothing as of December 31, 2015 in trade payables. Additionally, in Fiscal 2016, the General Partner generated no loss from its role with the Fund, while in the same period of 2015, the General Partner generated net loss of $1,334. The loss in 2015 was driven by low activity within the Fund, combined with expenses related to the shutdown of the Fund.

Note 14 – Defined Contribution Plan

The Company sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan covers substantially all employees who have completed one month of service. Participants can contribute up to 15 percent of their annual salary subject to Internal Revenue Service limitations. The Company did not contribute to the plan during Fiscal 2016 and Fiscal 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE COMPANIES, INC.

By:	/s/ JOHN R. LOFTUS	Dated: April 14, 2017
John R. Loftus
Chairman of the Board,
Chief Executive Officer,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN R. LOFTUS	Dated: April 14, 2017
John R. Loftus
Chairman of the Board,
Chief Executive Officer,
President

By:	/s/ BRET A. PEDERSEN	Dated: April 14, 2017
Bret A. Pedersen
Chief Financial Officer

By:	/s/ JOEL S. FRIEDMAN	Dated: April 14, 2017
Joel S. Friedman
Director

By:	/s/ ALEXANDRA C. GRIFFIN	Dated: April 14, 2017
Alexandra C. Griffin
Director

By:	/s/ JIM R. RUTH	Dated: April 14, 2017
Jim R. Ruth
Director

By:	/s/ BILL LEROY	Dated: April 14, 2017
Bill LeRoy
Director