Form 10-K/A
period 2016-12-31
DGSE COMPANIES INC
filed 2017-05-01
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-11048

DGSE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0097334
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

13220 Preston Road, Dallas, TX	75240
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 972-587-4049

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	NYSE MKT

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

☒ Yes          ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Emerging growth company ☐	Accelerated filer ☐ Smaller Reporting Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes       ☒ No

As of June 30, 2016, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price at which the common equity was last sold on the NYSE MKT Exchange (the “Exchange”) was $5,595,030.

As of the close of business on April 27, 2017, there were 26,905,631 shares of DGSE Companies, Inc. common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE TO AMENDMENT NO. 1

DGSE Companies, Inc. (the “Company” or “DGSE”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (“SEC”) on April 14, 2017 (the “Original Form 10-K”), to add information required in Part III of its Annual Report on Form 10-K because a definitive proxy statement containing such information may not be filed within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of its definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In addition, Item 15 of Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

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

Board of Directors and Executive Officers

The following table lists the name and age of each member of the Board, each executive officer and each other significant employee, their respective terms of office and the position(s) he or she currently holds as of the date of the filing of this Amendment No. 1 to the annual report on Form 10-K for the year ended December 31, 2016 (“Fiscal 2016”).

Name	Age	Director or Officer Since	Position
John R. Loftus	47	2016	Chairman of the Board, Chief Executive

Bret A. Pedersen	55	2017	Officer and President Chief Financial Officer

Joel S. Friedman (1)	48	2017	Lead Independent Director and Chairman of the Compensation Committee

Alexandra C. Griffin (1)	27	2017	Director and Chairman of the Audit Committee

Jim R. Ruth (1)	52	2017	Director and Chairman of the Compliance, Governance and Nominating Committee

William E. LerRoy	60	2016	Director

(1)	Member of the Audit Committee, Compensation Committee, and Compliance, Governance and Nominating Committee.

The following paragraphs summarize each nominee’s principal occupation, business affiliations and other information.

John R. Loftus was appointed Chief Executive Officer and President and elected as Chairman of the Board on December 12, 2016. From 2015 to 2015, Mr. Loftus was the Chief Executive Officer of Elemetal, LLC (“Elemetal”), a global precious metals company focusing on the recovery, refining, and minting of precious metals and providing retail and wholesale investment possibilities and DGSE’s largest shareholder and was responsible for for Elemetal’s operations. Prior to Elemetal, Mr. Loftus was the founder of NTR Metals, LLC, a precious metals refiner for jewelers, pawnbrokers, and metal industries customers worldwide. Previous to his work at NTR Metals, Mr. Loftus was a commodities floor trader and holds an M.B.A. from the SMU Cox School of Business.

Bret A. Pedersen was appointed Chief Financial Officer on January 17, 2017. Mr. Pedersen has a Bachelor’s degree in Accounting from Southwest Texas State University. Having been a CPA for over twenty years, he has extensive experience in reporting, analyzing, and financially controlling companies. He has been serving in the capacity as a Financial Controller for the past twenty years. Two years prior to being employed by DGSE, Mr. Pedersen was the Financial Controller, from 2014 to 2016, for Payson Petroleum, Inc. which is the parent company of Payson Operating, LLC. Prior to Payson Petroleum, Mr. Pedersen was the Financial Controller, from 2009 to 2014, for Iron Creek Ventures, Inc.

Joel S. Friedman has served as Lead Independent Director and Chairman of the Compensation Committee since January 18, 2017. Mr. Friedman has his undergraduate degree from the University of North Texas and holds a Masters of Business Administration from the SMU Cox School of Business. Mr. Friedman is a Senior Vice President – Mortgage Originations Development with Citi, where he has served since 2012.

Alexandra C. Griffin has served as a director and as Chairman of the Audit Committee since January 17, 2017. Ms. Griffin has a Bachelor of Science Degree in Accounting from the University of Texas at Arlington. She has been with PrimeLending since December 2014 and is currently an Accounting Supervisor. Prior to PrimeLending, Ms. Griffin worked as a Senior Accountant for NTR Metals, LLC from 2012 to 2014. Ms. Griffin is a CPA skilled in financial analysis and financial statement reporting in accordance with GAAP.

Jim R. Ruth has served as a director and as Chairman of the Compliance and Nominating Committee since January 17, 2017. Mr. Ruth is currently the President and Chief Executive Officer of OppMetrix. From 2010 to 2015 he was the Executive Vice President- Sales and Marketing, Strategic Planning of OppMetrix. He obtained his Bachelor of Science Degree from the University of Michigan and holds a Masters of Business Administration from the SMU Cox School of Business.

William E. LeRoy has served as a director since 2016. Mr. Leroy is currently the Chief Executive Officer and on the Board of Managers of Elemetal, LLC. Mr. LeRoy has served in such role since 2012. From 2007 until 2012, Mr. LeRoy served as President of Ohio Precious Metals, LLC, a precious metals refinery that became a wholly-owned subsidiary of Elemetal in 2012. Mr. Leroy has worked his entire professional career in the precious metal industry including sales and management positions in electroplating and capital equipment industries. Prior to joining Elemetal, Mr. Leroy served as National Sales Manager for Handy&Harman and Managing Director for H&H Singapore. Mr. Leroy holds a B.S. in Marketing from The Ohio State University. Mr. LeRoy was elected to the Board because of his extensive experience in the precious metal industry.

None of the individuals listed above have been involved in a legal proceeding as defined by Item 401(f) of Regulation S-K.

Family Relationships

There are no family relationships among our directors or our executive officers.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, Fiscal 2016, and any written representations from reporting persons that no Form 5 is required, we are not aware of any person who, at any time during Fiscal 2016, was a director, officer or beneficial owner of more than 10% of our common stock who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during Fiscal 2016 except for Nabil J. Lopez, who had one late Form 4 filing reporting one transaction.:

		Number of
		Transactions Not	Known Failures
	Number of	Reported On a	to File a Required
Name	Late Reports	Timely Basis	Form
Matthew M. Peakes	0	0	0
J. Marcus Scrudder	0	0	0
Michael J. Noel	0	0	0
William E. LeRoy	0	0	0
John R. Loftus	0	0	0
Joel S. Friedman	1	0	0
Alexandra C. Griffin	1	0	0
Jim R. Ruth	1	0	0

Board Composition

Matthew M. Peakes tendered his resignation as Chairman of the Board, President and Chief Executive Officer effective as of December 10, 2016. On December 12, 2016, John R. Loftus was elected to the position of the Chairman of the Board, President and Chief Executive Officer and as a member of the Board of Directors.

All three of our independent directors elected at our annual stockholders meeting held on December 7, 2016 resigned. On January 12, 2017, J. Marcus Scrudder tendered his resignation as Lead Independent Director and Chairman of the Audit Committee to the Board of Directors of DGSE and the other committees of the Board on which he served. On January 12, 2017, Michael J. Noel tendered his resignation as a member of the Board of Directors of DGSE and Chairman of the Compliance, Governance and Nominating Committee to the Board of Directors of DGSE and the other committees of the Board on which he served. On January 12, 2017, Douglas J. Lattner tendered his resignation as a member of the Board and Chairman of the Compensation Committee to the Board and the other committees of the Board on which he served. The resignation of all three of our independent directors caused us to be temporarily out of compliance with the continued listing requirements of the NYSE MKT, which require that 50% of the members of the Board are independent and that the audit committee of the Board be comprised of at least two members, all of whom are independent. On January 17 and January 18, 2017, we elected new independent directors Joel S. Friedman, Alexandra C. Griffin, and Jim R. Ruth to the Board.

Our Board is currently composed of five directors. Our Board has determined that current board members Joel S. Friedman, Alexandra C. Griffin, and Jim R. Ruth are “independent” under the standards of the SEC and the NYSE MKT. Under applicable SEC and NYSE MKT rules, the existence of certain “related person” transactions above certain thresholds between a director and us are required to be disclosed and preclude a finding by our Board that the director is independent. In addition to transactions required to be disclosed under SEC rules, our Board considered certain other relationships in making its independence determinations, and determined in each case that such other relationships did not impair the director’s ability to exercise independent judgment on our behalf.

Our directors are elected at an annual meeting of our shareholders by the holders of shares entitled to vote in the election of directors, except in the case of vacancy, which can be filled by an affirmative vote of a majority of the remaining directors. Each director is elected to serve until the annual meeting of shareholders following his or her election or until he or she chooses to resign from his position.

Board Meetings

Our Board meets as often as necessary to perform its duties and responsibilities. During Fiscal 2016, the Board met five times in person or telephonically. All members of our Board were present at and participated in all meetings. In addition, our Board acted by written consent three times. Management also regularly conferred with directors between meetings regarding our affairs.

Audit Committee

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of all three independent directors of our Board, was chaired by J. Marcus Scrudder during Fiscal 2016, who was also an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, promulgated under the Securities Act. Mr. Scrudder was “independent,” as defined by the listing standards of the Exchange during Fiscal 2016 and following his resignation on January 12, 2017, Alexandra C. Griffin was elected to fill his seat. Ms. Griffin is an “audit committee financial expert”, as the term is defined by the listing standards of the Exchange. The other members of the Audit Committee during Fiscal 2016 were Douglas J. Lattner and Michael J. Noel and upon their resignations on January 12, 2017, Joel S. Friedman and Jim R. Ruth filled their vacancies. The Audit Committee is primarily tasked with overseeing our financial reporting process, evaluation of independent auditors and, where appropriate, exercising its duty to replace our independent auditors. Management is responsible for preparing our financial statements, and the independent auditors are responsible for auditing those financial statements. During Fiscal 2016, the Audit Committee met five times in person or telephonically.

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

Based on the review and discussions noted in the preceding two paragraphs, the Audit Committee recommended to the Board that the audited financial statements for the year ended December 31, 2016 and 2015 be included in our annual report on Form 10-K with the SEC.

The Audit Committee acts pursuant to our Audit Committee Charter. Each of the members of the Audit Committee qualifies as an independent director under the current listing standards of the Exchange.

Compensation Committee

On August 31, 2012, the Board approved the creation of a Compensation Committee comprised of our independent directors. During Fiscal 2016, the Compensation Committee was chaired by Douglas J. Lattner. The Compensation Committee is currently chaired by Joel S. Friedman and is primarily concerned with reviewing, approving and determining the compensation of our executive officers to ensure that we employ ethical compensation standards and that our executive officers are fairly compensated based upon their performance and contribution to us. The Compensation Committee meets as often as necessary to perform its duties and responsibilities. During Fiscal 2016, the Compensation Committee met one time in person or telephonically. We have adopted a formal written Compensation Committee Charter, and the Audit Committee reviews and reassesses the adequacy of the charter annually. The charter for the Compensation Committee is available under the “Investors” menu of our corporate website at www.DGSECompanies.com.

Compliance, Governance, and Nominating Committee

On January 17, 2013, the Board approved the creation of a Nominating and Corporate Governance Committee comprised of our independent directors, and on February 20, 2015, the Board approved a resolution which changed the name of this committee to the Compliance, Governance, and Nominating Committee, and also delegated certain additional responsibilities to the committee. During Fiscal 2016, the Compliance, Governance and Nominating Committee was chaired by Michael J. Noel. The Compliance, Governance, and Nominating Committee is chaired by Jim R. Ruth and is primarily concerned with matters relating to the Company’s director nominations process and procedures, developing and maintaining the Company’s corporate governance policies, monitoring the Company’s compliance with its code of conduct and ethics, and any related matters required by the federal securities laws. The Compliance, Governance, and Nominating Committee meets as often as necessary to perform its duties and responsibilities. During Fiscal 2016, the Compliance, Governance, and Nominating Committee met three times. We have adopted a formal written Compliance, Governance, and Nominating Committee Charter, and the Compliance, Governance, and Nominating Committee reviews and reassesses the adequacy of the charter annually. The charter for the Compliance, Governance and Nominating Committee is available under the “Investors” menu on our corporate website at www.DGSECompanies.com.

Leadership

Pursuant to our bylaws, the Chairman of our Board shall be and is our Chief Executive Officer. On June 11, 2014, the Board passed a resolution to create the role of Lead Independent Director. During Fiscal 2016, the Lead Independent Director was J. Marcus Scrudder. Following his resignation, the independent directors elected Joel S. Friedman to fill that role. The Lead Independent Director consults with the Chairman in setting the schedule and agenda for Board meetings, coordinates and moderates executive sessions of the independent directors, acts as a liaison between the independent directors and the Chairman, and assists the Board and officers in providing oversight for the Company’s governance guidelines and policies. As noted above, Mr. Friedman also serves as chairman of the Compensation Committee.

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

Shareholder Communication

Shareholders may send communications to our Board, individual directors or officers through our Investor Relations Department, Attn: Mr. Bret A. Pedersen, Chief Financial Officer, c/o DGSE Companies, Inc., 13022 Preston Road, Dallas, TX 75240, by phone at 972-587-4049, or via email at investorrelations@dgse.com. Mr. Pedersen will forward all shareholder communications that, in his judgment, are appropriate for consideration by members of our Board. Comments or questions regarding our accounting, internal controls or auditing matters will be referred to members of the Audit Committee. Comments or questions regarding the nomination of directors and other corporate governance matters will be referred to our Compliance, Governance, and Nominating Committee.

ITEM 11.	EXECUTIVE COMPENSATION

Our Board is responsible for establishing and administering our executive compensation and employee benefit programs in the context of our overall goals and objectives. This Board’s duty has been delegated to the Compensation Committee of our Board of Directors (the “Compensation Committee”) in accordance with the Compensation Committee’s Charter. The Compensation Committee reviews the executive compensation program at least annually and approves appropriate modifications to executive officer compensation, including specific amounts and types of compensation. The Compensation Committee is responsible for establishing the compensation of the CEO and CFO. The Compensation Committee establishes the annual compensation of the non-employee directors and oversees our equity compensation plans, including the administration of our stock-based compensation plans.

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

Advice of Compensation Consultant

In February 2015, as part of a set of corporate governance reforms that the Board implemented, the Compensation Committee recommended and the Board approved an Executive Compensation Policy. As part of this policy the Compensation Committee is required to retain an independent compensation consultant at least once every three years to review the Company’s compensation philosophy and plan to ensure that the criteria, factors, and policies and procedures for determining compensation comport with current best practices. Such consultant shall make recommendations to the Compensation Committee and/or the entire Board regarding any appropriate actions to better align executive and director compensation with shareholder interests and long-term value creation. Accordingly, in 2016, the Compensation Committee retained an independent compensation consultant, Paradox Compensation Advisors (“Paradox”), to analyze our executive compensation program as compared to our peers. Paradox also advised the Compensation Committee regarding appropriate elements of a competitive executive compensation structure, including fixed and at-risk elements, short-term and long-term incentives, and cash and equity components. Paradox reported the results of its analysis of our total executive compensation packages for positions held by members of our executive leadership team, as well as specific components of these packages, as compared to executives holding similar positions as similar-sized companies and/or labor market peers in related industries.

Summary Compensation Table

The following tables and discussion sets forth the compensation paid or accrued to our Chief Executive Officer (or person acting in a similar capacity), and our two most highly compensated executive officers other than our Chief Executive Officer (“Named Executive Officers”), for all services rendered to us by these individuals in all capacities for Fiscal 2016 and the year ended December 31, 2015.

Name and	Fiscal			Stock	Other	Total
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Compensation	Compensation

Matthew M. Peakes	2015	82,385				82,385
Former Chief	2016	315,474			81,000	315,474
Executive Officer (1)

Nabil J. Lopez	2015	177,662	12,360	775		190,797
Former Chief	2016	148,291				148,291
Financial Officer (2)

Steven R. Patterson	2016				180,000	180,000
Former Acting Chief
Financial Officer (3)

John R. Loftus	2016	-				-
Chief Executive
Officer (4)

(1)	Matthew M. Peakes was elected as the Company’s Chairman of the Board, Chief Executive Officer and President upon the resignation of James D. Clem on September 15, 2015. Mr. Peakes resigned from his position as Chairman of the Board, Chief Executive Officer and President on December 10, 2016.
(2)	Nabil J. Lopez was elected as Chief Financial Officer and member of the Board on November 4, 2015. Prior to this election, Mr. Lopez served as the Company’s Senior Vice President and Controller. Mr. Lopez resigned his position as Chief Financial Officer and member of the Board on August 15, 2016.
(3)	Steven R. Patterson was elected as Acting Chief Financial Officer on August 15, 2016. Mr. Patterson’s election is strictly on a contractual basis and not as an employee. His firm was paid $9,000 per week.
(4)	John R. Loftus was elected as the Company’s Chief Executive Officer, Chairman of the Board, and President on December 12, 2016 upon the resignation of Matthew M. Peakes on December 10, 2016. Mr. Loftus has chosen not to receive a salary at this time.

Employment Agreements

There are no Employment Agreements as of December 31, 2016.

Outstanding Equity Awards at Fiscal Year End

In March 2016, the Compensation Committee granted 162,720 RSUs to the Company’s independent Board members. Each RSU is convertible into one share of Common Stock, par value $0.01, of the Company without additional payment pursuant to the terms of the Restricted Stock Unit Award Agreement, dated March 24, 2016, between the Issuer and each recipient (the “RSU Award Agreement”). One-fourth (or 40,680) of the RSUs vested and were exercisable as of the date of the grant, and an additional one-fourth of the RSUs (calculated using the total number of RSUs at the time of grant) vested and were exercisable at the end of each subsequent quarter ending December 31, 2016, subject to each recipients continued status as an Independent Board Member on each such date and other terms and conditions of set forth in the RSU Award Agreement. Upon resignation of service of the recipient to the Company, other than by reason of death or disability, any RSUs that had not vested would have been forfeited and the award of such units would have terminated. As of December 31, 2016, all RSUs held by the independent Board members were fully vested.

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

The following table sets forth information concerning outstanding RSUs that have not vested for each name executive officer as of the end of Fiscal 2016:

		Market Value of
	Number of	Securities
	Securities	Underlying
	Underlying	Unvested RSUs as	RSU	RSU
Name and	Unvested	of December 31,	Exercise	Vesting
Principal Position	RSUs (#)	2016	Price ($)	Date
Matthew M. Peakes	150,000	$186,000	(1)	(2)
Former Chief Executive Officer

1)	All stock issued pursuant to RSUs will be granted at no cost to the recipient. The Company will recognize stock compensation expense based on the market price of the stock on the date that it issues, pursuant to the RSUs.

2)	On April 27, 2016, the Compensation Committee awarded Matthew Peakes, the Company’s former Chief Executive Officer, a total of 75,000 RSUs as compensation for his service as an executive of the Company. For Mr. Peakes, one-fourth (or 18,750), of the RSUs were to vest ratably in equal annual installments over a four year period beginning on April 27, 2017, subject to a continued status as an employee on each such date and other terms and conditions set forth in the RSU Award Agreement, dated April 27, 2016. In addition, the Compensation Committee granted an additional 75,000 performance based RSUs to Mr. Peakes that were to vest ratably over a four year period beginning April 27, 2017 if certain financial performance criteria are achieved.

Compensation of Directors

During 2016, each director was paid $36,000 per year, to be paid in $9,000 quarterly increments due on the last day of each quarter. In addition, each director was paid $5,000 per month, from February through June, for time spent on a Special Committee to consider transactions relating to the Elemetal Agreement as referenced in the Related Party Tranactions. In addition, each independent director was issued 40,680 RSUs per annum in equity awards that vest ratably over a one year period at the end of each quarter. Similar to the RSUs granted to management and certain employees, if the independent directors terminate their service with the Company, other than by death or disability, any RSUs that have not vested will be forfeited and the award will terminate.

Beginning in January 2017, the Compensation Committee recommended that independent directors be paid cash compensation of $10,000 per year, to be paid in $2,500 quarterly increments due on the day of each quarterly board meeting. No other compensation is to be paid. The full Board subsequently approved these recommendations.

Our employee directors receive no separate compensation for their services as directors.

The following table sets forth the total compensation paid to our directors serving in Fiscal 2016 (other than directors who are Named Executive Officers and whose compensation is described above under the heading Summary Compensation Table) for their service on our Board and committees of the Board during Fiscal 2016.

	Director
	Fees Paid in		Stock	All Other
Name	Cash ($)		Awards ($)(4)	Compensation	Total ($)
J. Marcus Scrudder (1)	66,000	(5)	22,374		88,374
Douglas J. Lattner (2)	66,000	(5)	22,374		88,374
Michael J. Noel (3)	61,000		22,374		83,374

(1)	J Marcus Scrudder was elected as independent director on October 9, 2015. Mr. Scrudder resigned his position as independent director effective January 12, 2017.

(2)	Douglas L. Lattner was elected as an independent director on October 14, 2015. Mr. Lattner resigned his position as independent director effective January 12, 2017.

(3)	Michael J. Noel was elected as an independent director on January 6, 2016. Mr. Noel resigned his position as independent director effective January 12, 2017.

(4)	Mr. Scrudder, Mr. Lattner and Mr. Noel each received a grant of 40,680 RSUs on March 24, 2016. These RSUs will vest ratably and will be exercisable at the end of every quarter during the year ending December 31, 2016. These RSUs have no value until vesting, but the value of the underlying shares as of the date of issuance was $0.55 per share, or $22,374 for each grant of 40,680 shares.

(5)	J. Marcus Scrudder and Douglas J. Lattner each received $5,000 in February 2016 for their Q4 2015 director fees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELEATED STOCKHOLDER MATTERS

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

On June 27, 2006, our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”), which reserved 750,000 shares for issuance upon exercise of options to purchase our Common Stock or other stock awards. We subsequently granted options to purchase 150,000 shares of our Common Stock pursuant to the 2006 Plan, of which 100,000 have been exercised and the remaining 50,000 have expired as of December 31, 2016.

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

The following table summarizes options to purchase shares of Common Stock, and RSUs, outstanding as of December 31, 2016:

Numbers of securities
remaining available for
	Number of				future issuance under
	securities to be		Weighted average		equity compensation plans
	issued upon		exercise price of		(excluding securities
Plan Category	exercise of options		outstanding options		reflected in column (a))

Equity compensation plans approved by	167,000	(1)	2.17	(2)	1,100,000
security holders

Equity compensation plans not approved by	None				None
security holders	167,000				1,100,000

(1)	Includes 152,000 RSUs that were not vested, of which 150,000 units were granted to Matthew Peakes on April 27, 2016 as compensation for his service as an executive of the Company, as of December 31, 2016.

(2)	Weighted average exercise price does not include 152,000 RSUs issued to employees, management and directors of DGSE as incentive compensation for their continued services. Pursuant to the terms of individual Restricted Stock Unit Award Agreements, such RSUs will vest over time, or subject to performance conditions contingent upon the continued service to DGSE by the recipient. Each vested RSU may be converted into one share of common stock, par value $0.01, of DGSE without additional consideration (other than such conversion and reduction in the number of RSUs held).

The following table sets forth the beneficial ownership each stockholder known by us to own beneficially more than five (5) percent of our outstanding shares of Common Stock. Common Stock beneficially owned and percentage ownership as of April 27, 2017 was based on 26,905,631 shares outstanding.

		(3)
	(2)	Amount and		(5)	(6)	(7)	(8)
(1)	Name and address	nature of	(4)	Sole	Shared	Sole	Shared
Title of	of beneficial	beneficial	Percent	Voting	Voting	Investment	Investment
Class	owner	ownership	of class	Power	Power	Power	Power

Common Stock	Elemetal, LLC (1) 15850 Dallas Parkway Dallas, TX 75248	20,180,187	72.3%	(1)	(1)	(1)	(1)

(1)	Based solely on information disclosed in the Schedule 13D/A, jointly filed with the SEC on February 16, 2017 by Elemetal, LLC (“Elemetal”), NTR Metals, LLC (“NTR”) and John R. Loftus. Elemetal reported sole reporting and dispositive power with respect to 13,814,727 shares, including a warrant held by Elemetal to purchase up to 1,000,000 shares of our Common Stock. NTR and Mr. Loftus reported shared voting and dispositive power with respect to 6,365,460 shares.

The following table sets forth information with respect to beneficial ownership of our Common Stock by our Named Executive Officers, by each of our directors, and by all executive officers and directors as a group as of April 27, 2017. Except as otherwise noted, the address of each of the following beneficial owners is c/o DGSE Companies, Inc., 13022 Preston Road, Dallas, TX 75240.

		Amount and
		nature of				Sole	Shared
	Name and Address of	beneficial	Percent of	Sole voting	Shared voting	investment	investment
Title of Class	beneificial owner	ownership	class	power	power	power	power
Common Stock	Matthew M. Peakes (1)	18,750	0.06%	18,750	-	18,750	-
Common Stock	Nabil Lopez (2)	1,500	0.0056%	1,500	-	1,500	-
Common Stock	John R. Loftus (3)	6,365,460	23.6%	-	6,365,460	-	6,365,460
Common Stock	Bret A. Pedersen (4)	-	0%	-	-	-	-
Common Stock	Alexandra C. Griffin (5)	-	0%	-	-	-	-
Common Stock	Jim R. Ruth (6)	-	0%	-	-	-	-
Common Stock	William LeRoy (7)	-	0%	-	-	-	-
Common Stock	Joel S. Friedman (8)	7,267	0%	7,267	-	-	-
Common Stock	Steven R. Patterson (9)	-	0%	-	-	-	-
Common Stock	All Directors and Executive Officers	6,392,977	23.67%	27,517	6,365,460	27,517	6,365,460

(1)	Matthew M. Peakes was elected as the Company’s Chairman of the Board, Chief Executive Officer and President upon the resignation of James D. Clem on September 15, 2015. Mr. Peakes resigned his position as Chairman of the Board, Chief Executive Officer and President on December 10, 2016.
(2)	Nabil J. Lopez was elected as Chief Financial Officer and member of the Board on November 4, 2015. Prior to this election, Mr. Lopez served as the Company’s Senior Vice President and Controller. Mr. Lopez resigned his position as Chief Financial Officer and member of the Board on August 15, 2016.
(3)	John R. Loftus was elected as the Company’s Chairman of the Board, Chief Executive Officer and President upon the resignation of Matthew M. Peakes on December 10, 2016. Pursuant to the Schedule 13D/A, jointly filed with the SEC on February 16, 2017 by Elemetal, LLC (“Elemetal”), NTR Metals, LLC (“NTR”) and John R. Loftus, Mr. Loftus may be deemed to beneficially own 6,365,460 shares held by NTR.
(4)	Bret A. Pedersen was elected as Chief Financial Officer upon the resignation of the Acting Chief Financial Officer, Steven Patterson, on January 14, 2017.
(5)	Alexandra C. Griffin was elected as independent director on January 17, 2017
(6)	Jim R. Ruth was elected as independent director on January 17, 2017.
(7)	William Leroy was elected as a member of the Board on August 2, 2016.
(8)	Joel S. Friedman was elected as independent director on January 17, 2017.
(9)	Steven R. Patterson was elected as Acting Chief Financial Officer on August 16, 2016. Mr. Patterson resigned his position as Acting Chief Financial Officer effective January 14, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

From time to time, we engage in business transactions with our shareholders, Elemetal, NTR and other related parties. Set forth below in the section entitled “Related Party Transactions” is a summary of such transactions.

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

Elemetal is DGSE’s largest shareholder. Elemetal and its affiliates are also DGSE’s primary refiner and bullion trading partner. In Fiscal 2016, 25% of sales and 27% of purchases were transactions with Elemetal, and in the same period of Fiscal 2015, these transactions represented 24% of DGSE’s sales and 26% of DGSE’s purchases. On December 9, 2016, DGSE and Elemetal closed the transactions contemplated by the Elemetal Agreement whereby DGSE issued Elemetal 8,536,585 shares of its common stock and a warrant to purchase an additional 1,000,000 shares to be exercised within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to Elemetal as a result of bullion-related transactions. As of December 31, 2016, the Company was obligated to pay $4,107,425 to Elemetal as a trade payable, and had a $40,627 receivable from Elemetal. As of December 31, 2015, the Company was obligated to pay $4,176,037 to Elemetal as a trade payable, and had a $169,136 receivable from Elemetal. For the year ended December 31, 2016 and 2015, the Company paid Elemetal $240,004 and $187,888, respectively, in interest on the Company’s outstanding payable.

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

In April 2013, DGSE moved its principal corporate offices to 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal and also serves as their headquarters. DGSE leased space in the building subject to a lease that expired in December 2015. The Company continued to pay this lease on a month-to-month basis with no increase in the rent until our new Midtown retail location was completed in December 2016. The Midtown location is large enough to facilitate the retail space and our corporate offices. For the year ended December 31, 2016 and 2015, the Company recognized rent expense of $90,000 and $50,500, respectively, related to this lease.

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

On April 19, 2017, DGSE entered into a non-binding letter of intent with Elemetal and Elemetal Recycling, LLC (“Recycling”) and together with Elemetal, (“Sellers”) to purchase and acquire Sellers’ interest in and to the tangible personal property assets, including inventory, located at 2101 W. Belt Line Road, Carrollton, Texas (the “Belt Line Location”) and certain equipment located at 10707 Composite Drive, Dallas, Texas, and the accounts receivables of Recycling arising from the conduct by Recycling of its business at the Belt Line Location. In consideration for the assets, DGSE would pay Sellers $ 16,000,000 in cash along with paying the Sellers approximately $3,800,000 owed by DGSE, or any of its subsidiaries, as a result of bullion-related transactions. Thus the cash purchase price along with paying the bullion-related obligation is expected to be approximately $19,000,000. DGSE would also accept an assignment from Sellers of their rights and obligations under their existing lease for the Belt Line Location and would assume the accounts payables and other liabilities of Recycling arising from the conduct of business at the Belt Line Location. The letter of intent is non-binding and is subject to numerous conditions, including negotiation and execution of a definitive agreement, approval of the Boards of the parties and approval of Elemetal’s members. No assurance can be made that DGSE will be able to negotiate a mutually satisfactory definitive agreement with Sellers or that the contemplated approval will be obtained.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Whitley Penn LLP was the independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K, the review of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q and for services that are normally provided by accountants in connection with statutory and regulatory filings for the years ended December 31, 2016 and 2015. The following table presents fees paid to Whitley Penn LLP in Fiscal 2016 and Fiscal 2015.

Type of Fees	2016	2015
Audit Fees	$185,000	$229,257
Tax Fees	25,580	31,450
Total	210,580	$260,707

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

Index to Exhibits

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	8-K	May 31, 2007	3.1

3.9	Certificate of Amendment to Articles of Incorporation, dated December 7, 2016		X	10-K	April 14, 2017	3.9

3.9	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7

3.10	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1

3.11	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
4.1	Specimen Common Stock Certificate		X	S-4	January 6, 2007	4.1

4.2	Warrant to Purchase Shares of Common Stock of DGSE Companies, Inc. issued to Elemetal, LLC dated December 9, 2016		X	8-K	December 13, 2016	4.1

10.1	Lock-up Agreement, dated September 11, 2012, by and among DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.2

10.2	Form of Option Grant Agreement		X	8-K	September 16, 2011	10.4

10.3	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.5

10.4	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	September 16, 2011	10.7

10.5	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	October 28, 2011	10.2

10.6	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	July 20, 2012	10.1

10.7	Guaranty and Security Agreement, dated July 19, 2012, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC		X	8-K	July 20, 2012	10.2

10.8	Revolving Credit Note granted in favor of NTR Metals, LLC		X	8-K	July 20, 2012	10.3

10.9	Amendment to Loan Agreement and Revolving Credit Note, dated February 25, 2014, by and between the Company and NTR		X	8-K	March 5, 2014	10.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
10.10	Office Space Lease, dated January 21, 2013, by and between 15850 Holdings, LLC and the Company		X	8-K	March 27, 2014	10.21

10.11	Separation & Release of Claims Agreement dated April 17, 2014, by and between the Registrant and James J. Vierling		X	8-K	April 21, 2014	10.1

10.12	Payment Agreement, dated July 11, 2014		X	8-K	July 17, 2014	10.1

10.13	Second Amendment to Loan Agreement and Revolving Credit Note, dated January 26, 2015, by and between the Company and NTR		X	8-K	February 6, 2015	10.1

10.14	Offer Letter by and between DGSE and Matthew M. Peakes, dated September 4, 2015		X	8-K	September 11, 2015	10.1

10.15	Consulting, Separation and Release of Claims Agreement by and between DGSE and James D. Clem, dated September 4, 2015		X	8-K	September 11, 2015	10.2

10.16	Offer Letter by and between DGSE and Nabil J. Lopez, dated October 29, 2015		X	8-K	October 29, 2015	10.1

10.17	Form of Indemnification Agreement between DGSE Companies, Inc. and each officer and director of DGSE		X	8-K	February 12, 2016	10.1

10.18	Stock Purchase Agreement by and between DGSE Companies, Inc., Elemetal LLC and NTR Metals, LLC, dated June 20, 2016		X	8-K	June 22, 2016	10.1

10.19	Registration Rights Agreement by and among DGSE Companies, Inc., and Elemetal, LLC and NTR Metals, LLC dated as of December 9, 2016		X	8-K	December 13, 2016	10.1

14.1	Business Conduct & Ethics Policy		X	10-K/A	December 19, 2012	10.1

21.1	Subsidiaries of the Registrant		X	10-K	March 27, 2014	21.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

101.INS	XBRL Instance Document		X	10-K	May 1, 2017	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document		X	10-K	May 1, 2017	101.SCH

101.CAL	XBRL Taxonomy Calculation Linkbase Document		X	10-K	May 1, 2017	101.CAL

101.DEF	XBRL Taxonomy Definition Linkbase Document		X	10-K	May 1, 2017	101.DEF

101.LAB	XBRL Taxonomy Label Linkbase Document		X	10-K	May 1, 2017	101.LAB

101.PRE	XBRL Taxonomy Presentation Linkbase Document		X	10-K	May 1, 2017	101.PRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE COMPANIES, INC.

By:	/s/ JOHN R. LOFTUS	Dated: May 1, 2017
John R. Loftus
Chairman of the Board,
Chief Executive Officer,
President