Form 10-Q
period 2017-03-31
DGSE COMPANIES INC
filed 2017-05-15
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 1-11048

DGSE Companies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0097334
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13022 Preston Road

Dallas, Texas 75240

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2017:

Class	Outstanding
Common stock, $0.01 par value per share	26,905,631

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$462,228	$1,412,082
Trade receivables, net of allowances	84,712	245,095
Trade receivables, net of allowances, related party	108,612	40,627
Inventories	9,540,577	9,384,136
Prepaid expenses	319,326	55,029
Total current assets	10,515,455	11,136,969

Property and equipment, net	1,613,611	1,665,103
Other assets	80,079	110,605

Total assets	$12,209,145	$12,912,677

LIABILITIES
Current Liabilities:
Current maturities of capital leases	$9,427	$12,590
Accounts payable - trade	890,511	1,103,022
Accounts payable - trade, related party	3,954,014	4,107,425
Accrued expenses	564,265	1,209,902
Customer deposits and other liabilities	665,090	572,362
Total current liabilities	6,083,307	7,005,301

Capital lease obligations, less current maturities	-	1,074

Total liabilities	6,083,307	7,006,375

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 60,000,000 shares authorized 26,905,631 and 12,328,956 shares issued and outstanding	269,056	269,056
Additional paid-in capital	40,162,177	40,162,177
Accumulated deficit	(34,305,395)	(34,524,931)
Total stockholders' equity	6,125,838	5,906,302

Total liabilities and stockholders' equity	$12,209,145	$12,912,677

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Revenue
Sales	$15,123,845	$11,774,516
Cost of goods sold	12,629,604	9,625,473
Gross margin	2,494,241	2,149,043

Expenses:
Selling, general and administrative expenses	2,118,833	2,624,356
Depreciation and amortization	85,242	99,764
	2,204,075	2,724,120

Operating income (loss)	290,166	(575,077)

Other (income) expense:
Other (income) expense, net	4,931	(614)
Interest expense	49,840	95,207
	54,771	94,593

Income (loss) from continuing operations before income taxes	235,395	(669,670)

Income tax expense	15,859	20,564

Income (loss) from continuing operations	219,536	(690,234)

Discontinued operations:
(Loss) from discontinued operations, net of taxes	-	(97)

Net income (loss)	$219,536	$(690,331)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.06)
Income (loss) from discontinued operations	-	-
Net income (loss) per share	$0.01	$(0.06)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.06)
Income (loss) from discontinued operations	-	-
Net income (loss) per share	$0.01	$(0.06)

Weighted-average number of common shares
Basic	26,905,631	12,297,501
Diluted	27,416,909	12,297,501

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Cash Flows From Operating Activities
Net income (loss)	$219,536	$(690,331)
Loss from discontinued operations, net of tax	-	(97)
	219,536	(690,234)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	85,242	99,764
Stock based compensation to employees, officers and directors	-	16,050

Changes in operating assets and liabilities:
Trade receivables, net	92,398	62,895
Inventories	(156,391)	(684,498)
Prepaid expenses	(264,297)	(40,965)
Other assets	30,526	60,675
Accounts payable and accrued expenses	(1,011,559)	(201,346)
Customer deposits and other liabilities	92,728	1,198,860

Net cash used in operating activities of continuing operations	(911,817)	(178,799)

Cash Flows From Investing Activities:
Purchase of property and equipment	(33,750)	(14,706)
Net cash used in investing activities of continuing operations	(33,750)	(14,706)

Cash Flows From Financing Activities:
Repayment of debt	-	(34,141)
Payments on capital lease obligations	(4,287)	(2,970)
Net cash used in financing activities of continuing operations	(4,287)	(37,111)

Cash Flows from Discontinued Operations:
Net cash used in operating activities of discontinued operations	-	(97)

Net change in cash and cash equivalents	(949,854)	(230,713)
Cash and cash equivalents, beginning of period	1,412,082	1,752,711
Cash and cash equivalents, end of period	$462,228	$1,521,998

Supplemental Disclosures:
Cash paid during the period for:
Interest	$49,840	$64,599
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The consolidated interim financial statements of DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (such fiscal year, “Fiscal 2016” and such Annual Report on Form 10-K, the “Fiscal 2016 10-K”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

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

(3)	Critical Accounting Policies and Estimates

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount reported for the Company’s capital lease approximate fair value because the underlying instrument has an interest rate with current market rates. This instrument is not held for trading purposes.

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

(4)	Inventories

A summary of inventories is as follows:

	March 31,	December 31,
	2017	2016

Jewelry	$8,501,740	$7,193,126
Scrap gold	552,267	885,194
Bullion	321,156	292,591
Rare coins and Other	165,414	1,013,225

	$9,540,577	$9,384,136

(5)	Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares for the three months ended March 31, 2017 and 2016 is as follows:

	For the Three Months Ended
	March 31,
	2017	2016

Basic weighted average shares	26,905,631	12,297,501
Effect of potential dilutive securities	511,278	-
Diluted weighted average shares	27,416,909	12,297,501

For the three months ended March 31, 2017 and 2016 there were 1,148,250 and 5,108,530 common share options, warrants, and Restricted Stock Units (RSU’s) unexercised respectively. For the three months ended March 31, 2016, there were 5,108,530 common share options, warrants, and RSUs not added to the diluted average shares because inclusion of such shares would be antidilutive. On October 26, 2016, 5,000,000 stock option shares expired unexercised by Elemetal at a price of $15 a share.

(6)	Long-Term Debt

	Outstanding Balance
	March 31,	December 31,	Current
	2017	2016	Interest Rate	Maturity
Capital leases (1)	$9,427	$13,664	4.20%	May 1, 2018
Sub-Total	9,427	13,664
Less: Current maturities of capital leases	9,427	12,590
Long term debt, less current maturities	$-	$1,074

(1)	On April 3, 2011, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2011. At the end of the lease in May 2018, the equipment can be purchased for $1. As of March 31, 2017, we are five payments ahead of schedule and expect to pay off the capital lease early.

(7)	Stock-Based Compensation

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

Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $0 and $16,050, respectively relating to employee and director RSUs, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Elemetal is DGSE’s largest shareholder. Elemetal and its affiliates are also DGSE’s primary refiner and bullion trading partner. In the three months ended March 31, 2017, 28% of sales and 24% of purchases were transactions with Elemetal, and in the same period of 2016, these transactions represented 26% of DGSE’s sales and 27% of DGSE’s purchases. On December 9, 2016, DGSE and Elemetal closed the transactions contemplated by the Elemetal Agreement whereby DGSE issued Elemetal 8,536,585 shares of its common stock and a warrant to purchase an additional 1,000,000 shares to be exercised within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to Elemetal as a result of bullion-related transactions. As of March 31, 2017, the Company was obligated to pay $3,954,014 to Elemetal as a trade payable, and had a $108,612 receivable from Elemetal. As of December 31, 2016, the Company was obligated to pay $4,107,425 to Elemetal as a trade payable, and had a $40,627 receivable from Elemetal. In the three months ended March 31, 2017 and 2016, the Company paid Elemetal $49,840 and $56,811 respectively, in interest on the Company’s outstanding payable.

On July 19, 2012, the Company entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or, (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carried an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and additional proceeds are expected were used as working capital in the ordinary course of business. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. All other terms of the agreement remained the same. As of March 31, 2017 and December 31, 2016, the outstanding balance of the NTR loan was $0 and $0 respectively. In the three months ended March 31, 2017 and 2016, the Company paid NTR $0 and $11,388, respectively, in interest on the Company’s line of credit.

On December 9, 2016, DGSE and NTR Metals closed the transactions contemplated by the Elemetal Agreement whereby DGSE issued NTR 5,948,560 shares of common stock for $0.41 per share in exchange for the cancellation and forgiveness of indebtedness and accrued interest totaling $2,438,910.

In April 2013, DGSE moved its principal corporate offices to office space at 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal and also serves as their headquarters. DGSE leased space in the building subject to a lease that expired in December 2015. The Company continued to pay this lease on a month-to-month basis with no increase in the rent until our new Midtown retail location was completed in December 2016. The Midtown location is large enough to facilitate the retail space and our corporate offices. In the three months ended March 31, 2017 and 2016, the Company recognized rent expense of $0 and $22,500, respectively, related to the space rented from Elemetal.

(9)	Legal Proceedings

In addition to what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, in March we received notice from the Texas Comptroller that we would have a sales and use tax audit for the time period July 1, 2013 through December 31, 2016. We expect the process to take all of 2017 and at this time we are unable to determine if the Company has any sales tax exposure, therefore, we will not reserve for the audit.

(10)	Discontinued Operations

During the first half of 2014, the Company elected to discontinue the operations of Southern Bullion, due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The significant change in the precious metals market in 2013, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. As a result, during 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations for the three months ended March 31, 2017 and 2016.

For the Three Months Ended
March 31,
	2017	2016
Revenue:
Sales	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Selling, general and administrative expenses	-	-
Depreciation	-	-
Total Expenses	-	-

Operating income (loss)

Other expense (income)	-	-
Other income, net	-	-
Interest (income) expense	-	-

Income from discontinued operations before income taxes	-	-

Income tax expense	-	(97)

Income from discontinued operations after income taxes	-	(97)

As of March 31, 2017, the Company believes it has now recognized all material expenses related to the closure of Southern Bullion operations.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2016 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing which rise and fall based upon global supply and demand dynamics, with the greatest impact relating to gold. Fiscal 2016 saw the pricing of gold trending upward for the first half of the year and then falling losing seventy eight percent (78%) of that gain by year’s end, according to the London PM Fix. During the first quarter of 2017, gold prices rose again gaining ten percent (10%) by the end of the quarter. Despite this general unstableness in the price of gold, the demand for physical gold bars and coins increased worldwide during Fiscal 2016 and the first quarter of 2017 while the demand for jewelry firmed slightly. During the first quarter of 2017, gold prices started at $1,062 per ounce on January 1, 2017, and rose to a price of $1,242 per ounce on March 31, 2017. This closing price represents an increase of approximately ten percent (10%) for the quarter.

The market for buying and selling pre-owned or “scrap” gold has been negative during the past several years. Scrap gold purchases have historically been a critical profit engine for all of our locations, and our marketing strategy is aiming at making this, once again, a significant impact on our revenue, profitability and long-term growth plans.

Following a leadership change in mid-December 2016, we eschewed the unsuccessful strategies of recent years and returned to our roots: buying and selling jewelry and timepieces at exceptional prices. Our strategy is to be an information resource for clients, bringing transparency to purchase and sale transactions, and offer value and liquidity to those seeking to buy, sell or trade jewelry, watches, diamonds or coins.

The following table represents our historical operating results by categories:

	Three Months Ended March 31,
	2017			2016
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$4,586,936	$1,350,370	29.4%	$3,281,551	$1,046,633	31.9%
Bullion/Rare Coin	8,866,561	799,079	9.0%	7,307,959	667,200	9.1%
Scrap	1,277,724	203,732	15.9%	766,558	255,027	33.3%
Other	392,624	141,060	35.9%	418,448	180,183	43.1%
	$15,123,845	$2,494,241	16.5%	$11,774,516	$2,149,043	18.3%

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Revenues. Revenues related to continuing operations increased by $3,349,329 or 28%, during the three months ended March 31, 2017, to $15,123,845, as compared to $11,774,516 during the same period in 2016. Every major sales category was up compared to the three months ended March 31, 2016, jewelry sales increased 40%, bullion and rare coin was up 21%, scrap sales were up 67%, with other categories down slightly, compared with the prior year quarter.

Gross Profit. For the three months ended March 31, 2017, gross profit increased by $345,198, or 16%, to $2,494,241, as compared to $2,149,043 during the same period in 2016. The increase in gross profit dollars was due primarily to increased sales. As a percentage of revenue, gross margin decreased to 16.5% compared to 18.3% in the same period for the prior year.

Selling, General and Administrative Expenses. For the three months ended March 31, 2017, Selling, General and Administrative (“SG&A”) expenses decreased by $505,523, or 19%, to $2,118,833, as compared to $2,624,356 during the same period in 2016. The decrease in SG&A was achieved through efforts to reduce expenses at all levels, including store-level operating expenses, and corporate overhead.

Depreciation and Amortization. For the three months ended March 31, 2017, depreciation and amortization expense was $85,242 compared to $99,764 for the same period in 2016, a decrease of $14,522, or 15%. This decrease in depreciation is primarily associated with assets that are fully depreciated although still in service.

Interest Expense. For the three months ended March 31, 2017, interest expense was $49,840, a decrease of $45,367, or 48%, compared to $95,207 during the same period in 2016. The decrease is primarily due to the sale and subsequent payoff of the mortgage attached to the building and land located on Reeder Road and the debt to equity exchange between DGSE and NTR Metals, LLC eliminating an outstanding debt of $2,303,359 that bore an interest rate of two percent (2%) per annum. The Reeder Road mortgage bore an interest rate of six and seventy one-hundredths of one percent (6.70%) per annum and when sold July 2016 eliminated a mortgage of $1,517,106.

Income (Loss) from Discontinued Operations. For the three months ended March 31, 2017, the Company incurred $0 income or loss related to discontinued operations. The results for the three months ended March 31, 2016, the Company incurred state tax expense of $97 related to discontinued operations. The expense related to the Southern Bullion locations closed in 2014.

Liquidity and Capital Resources

During the three months ended March 31, 2017 and 2016, cash flows used in operating activities totaled $911,817 and $178,799, respectively, an increase of $733,018. Cash used in operating activities for the three months ended March 31, 2017, was driven largely by the reduction of accounts payable and accrued expenses of $1,011,559, the increase of prepaid expenses of $264,297, and the increase of inventories of $156,391, offset by an increase in customer deposits and other liabilities of $92,728, a reduction of trade account receivables of $92,398 and the net income from continuing operations of $219,536. Cash used in operating activities for the three months ended March 31, 2016, was driven largely by the net loss from continuing operations of $690,331, the increase in inventories of $684,498, offset by an increase of customer deposits and other liabilities of $1,198,860.

During the three months ended March 31, 2017 and 2016, cash flows used in investing activities totaled $33,750 and $14,706, respectively, an increase of $19,044. The use of cash in investing activities during the three months ended March 31, 2017 was the result of the continuing buildout expenses to the Midtown location at 13022 Preston Road, Dallas, Texas.

During the three months ended March 31, 2017 and 2016, cash flows used in financing activities totaled $4,287 and $37,111 respectively, a reduction of $32,824. The use of cash in financing activities during the period ending March 31, 2016 was primarily the result of repayment of debt and payments on capital lease obligations.

We expect our capital expenditures to total approximately $180,000 during the next twelve months. These expenditures will be largely driven by the purchase of a new point-of-sale system. The new point-of-sale system is currently being designed and built specifically for DGSE and estimated to be implemented by August 2017. As of March 31, 2017, there were no commitments outstanding, except for the POS system, for capital expenditures.

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

On July 19, 2012, we entered into the Loan Agreement with NTR, an affiliate of DGSE’s majority stockholder Elemetal, pursuant to which NTR, agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of its subsidiaries. The loan carried an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs were included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and have been completely amortized. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remained the same. As of March 31, 2017 and December 31, 2016, we had outstanding balances of $0 and $0, respectively, drawn on the NTR credit facility.

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

In March 2017, we received notice from the Texas Comptroller’s Office that we would have a sales and use tax audit for the time period July 1, 2013 through December 31, 2016. We expect the process to take all of 2017 and at this time we are unable to determine if the Company has any sales tax exposure, therefore, we will not reserve for the audit.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (The “Exchange Act”)) as of the end of the period covered by the report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In addition to what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, in March we received notice from the Texas Comptroller that we would have a sales and use tax audit for the time period July 1, 2013 through December 31, 2016. We expect the process to take all of 2017 and at this time we are unable to determine if the Company has any sales tax exposure, therefore, we will not reserve for the audit.

ITEM 1A.	RISK FACTORS.

For a full discussion of the risk factors applicable to our business, financial condition or results of operations, please see the section entitled “Risk Factors” in our Fiscal 2016 10-K. Other than as listed below, there have been no material changes in our risk factors from those disclosed in our Fiscal 2016 10-K. The risk factors disclosed in our Fiscal 2016 10-K, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition or results.

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

We submitted a plan of compliance to the NYSE MKT on May 12, 2016 addressing how we intend to regain compliance with the continued listing standards of the NYSE MKT. The plan was accepted, DGSE will be subject to periodic reviews and continued compliance with the plan. If DGSE is not in compliance with the plan as of October 12, 2017 or if DGSE does not make progress consistent with the plan, the NYSE MKT may initiate delisting procedures.

On April 20, 2017, DGSE Companies, Inc. (the “Company”) was notified by the NYSE MKT LLC (the “MKT”) that the Company continues to be in non-compliance with certain MKT continued listing standards relating to stockholders’ equity. Specifically, the Company is not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years) and Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in its four most recent fiscal years). As of December 31, 2016, the Company had stockholders’ equity of approximately $5.9 million and net losses in its five most recent fiscal years ended December 31, 2016.

As previously reported, the Company submitted a plan to regain compliance with MKT listing standards. Each quarter we update the MKT on the progress of our plan. As of March 31, 2017, we are above the compliance threshold of six (6) million in Stockholders’ Equity but the MKT’s guidelines state we are required to be above that threshold two consecutive quarters to be considered in compliance.

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

DGSE COMPANIES, INC.
(Registrant)

Date: May 15, 2017	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer
(Principal Financial Officer)

