Form 10-Q
period 2017-06-30
DGSE COMPANIES INC
filed 2017-08-11
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2017:

Class	Outstanding
Common stock, $0.01 par value per share	26,924,381

DGSE COMPANIES, INC.

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$467,084	$1,412,082
Trade receivables, net of allowances	439,222	245,095
Trade receivables, net of allowances, related party	24,081	40,627
Inventories	9,179,540	9,384,136
Prepaid expenses	317,924	55,029
Total current assets	10,427,851	11,136,969

Property and equipment, net	1,581,849	1,665,103
Other assets	80,079	110,605

Total assets	$12,089,779	$12,912,677

LIABILITIES
Current Liabilities:
Current maturities of capital leases	$9,309	$12,590
Accounts payable - trade	297,990	1,103,022
Accounts payable - trade, related party	4,138,430	4,107,425
Accrued expenses	873,677	1,209,902
Customer deposits and other liabilities	368,745	572,362
Total current liabilities	5,688,151	7,005,301

Capital lease obligations, less current maturities	-	1,074

Total liabilities	5,688,151	7,006,375

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 60,000,000 shares authorized 26,924,381 and 26,905,631 shares issued and outstanding	269,244	269,056
Additional paid-in capital	40,172,677	40,162,177
Accumulated deficit	(34,040,293)	(34,524,931)
Total stockholders' equity	6,401,628	5,906,302

Total liabilities and stockholders' equity	$12,089,779	$12,912,677

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Sales	$16,746,927	$15,498,406	$31,870,772	$27,272,922
Cost of goods sold	13,933,294	13,216,550	26,562,897	22,842,023
Gross margin	2,813,633	2,281,856	5,307,875	4,430,899

Expenses:
Selling, general and administrative expenses	2,436,754	2,593,159	4,555,586	5,217,515
Depreciation and amortization	92,534	109,636	177,776	209,400
	2,529,288	2,702,795	4,733,362	5,426,915

Operating income (loss)	284,345	(420,939)	574,513	(996,016)

Other (income) expense:
Other (income) expense, net	(19,639)	353	(14,658)	(261)
Interest expense	49,365	100,563	99,205	195,770
	29,726	100,916	84,547	195,509

Income (loss) from continuing operations before income taxes	254,619	(521,855)	489,966	(1,191,525)

Income tax expense (benefit)	(10,531)	15,062	5,328	35,626

Income (loss) from continuing operations	265,150	(536,917)	484,638	(1,227,151)

Discontinued operations:
(Loss) from discontinued operations, net of taxes	-	(67)	-	(164)

Net income (loss)	$265,150	$(536,984)	$484,638	$(1,227,315)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.04)	$0.02	$(0.10)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss) per share	$0.01	$(0.04)	$0.02	$(0.10)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.04)	$0.02	$(0.10)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss) per share	$0.01	$(0.04)	$0.02	$(0.10)

Weighted-average number of common shares
Basic	26,919,024	12,328,956	26,912,364	12,313,228
Diluted	27,372,045	12,328,956	27,373,569	12,313,228

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

Cash Flows From Operating Activities
Net income (loss)	$484,638	$(1,227,315)
Loss from discontinued operations, net of tax	-	(164)
	484,638	(1,227,151)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	177,776	209,400
Stock based compensation to employees, officers and directors	10,688	38,322

Changes in operating assets and liabilities:
Trade recivables, net	(177,581)	33,462
Inventories	204,596	(72,208)
Prepaid expenses	(262,895)	(50,665)
Other assets	30,526	86,871
Accounts payable and accrued expenses	(1,110,251)	705,449
Customer deposits and other liabilities	(203,617)	(237,905)

Net cash used in operating activities of continuing operations	(846,120)	(514,425)

Cash Flows From Investing Activities:
Purchase of property and equipment	(94,521)	(99,045)
Net cash used in investing activities of continuing operations	(94,521)	(99,045)

Cash Flows From Financing Activities:
Repayment of debt	-	(68,857)
Payments on capital lease obligations	(4,357)	(5,971)
Net cash used in financing activities of continuing operations	(4,357)	(74,828)

Cash Flows from Discontinued Operations:
Net cash used in operating activities of discontinued operations	-	(164)

Net change in cash and cash equivalents	(944,998)	(688,462)
Cash and cash equivalents, beginning of period	1,412,082	1,752,711
Cash and cash equivalents, end of period	$467,084	$1,064,249

Supplemental Disclosures:
Cash paid during the period for:
Interest	$99,205	$103,514

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

Note 3 - Critical Accounting Policies and Estimates

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, accounts receivable related party, accounts payable, accounts payable related party and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for the Company’s capital lease approximate fair value because the underlying instrument has an interest rate with current market rates. This instrument is not held for trading purposes.

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

Note 4 - Inventories

A summary of inventories is as follows:

	June 30,	December 31,
	2017	2016

Jewelry	$7,240,241	$7,193,126
Scrap gold	784,413	885,194
Bullion	887,196	292,591
Rare coins and Other	267,690	1,013,225

	$9,179,540	$9,384,136

Note 5 - Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares for the three and six months ended June 30, 2017 and 2016 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Basic weighted average shares	26,919,024	12,328,956	26,912,364	12,313,228
Effect of potential dilutive securities	453,021	-	461,205	-
Diluted weighted average shares	27,372,045	12,328,956	27,373,569	12,313,228

For the three and six months ended June 30, 2017 and 2016, there were 1,015,000 and 5,015,000 of common share options, warrants, and Restricted Stock Units (RSU’s) unexercised respectively. For the three and six months ended June 30, 2016 there were 5,015,000 common share options, warrants, and RSUs were not added to the diluted average shares because inclusion of such shares would be antidilutive. On October 26, 2016, 5,000,000 stock option shares expired unexercised by Elemetal at a price of $15 a share.

Note 6 - Long-Term Debt

	Outstanding Balance
	June 30,	December 31,	Current
	2017	2016	Interest Rate	Maturity
Capital lease (1)	$9,309	$13,664	4.20%	May 1, 2018
Sub-Total	9,309	13,664
Less: Current maturities of capital lease	9,309	12,590
Capital lease obligation, less current maturities	$-	$1,074

(1)	On April 3, 2011, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2011. At the end of the lease in May 2018, the equipment can be purchased for $1. As of June 30, 2017, we are five payments ahead of schedule and expect to pay off the capital lease early.

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

Stock-based compensation expense for the three months ended June 30, 2017 and 2016 was $10,688 and $22,272, respectively, and stock based compensation expense for the six months ended June 30, 2017 and 2016 was $10,688 and $38,322, respectively, relating to employee and director RSUs, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Elemetal is DGSE’s largest shareholder. Elemetal and its affiliates are also DGSE’s primary refiner and bullion trading partner. In the six months ended June 30, 2017, 26% of sales and 22% of purchases were transactions with Elemetal, and in the same period of 2016, these transactions represented 32% of DGSE’s sales and 24% of DGSE’s purchases. As of June 30, 2017, the Company was obligated to pay $4,138,430 to Elemetal as a trade payable, and had a $24,081 receivable from Elemetal. As of December 31, 2016, the Company was obligated to pay $4,107,425 to Elemetal as a trade payable, and had a $40,627 receivable from Elemetal. In the six months ended June 30, 2017 and 2016, the Company paid Elemetal $99,205 and $119,457, respectively, in interest on the Company’s outstanding payable.

On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC (“NTR”), an affiliate of DGSE’s largest stockholder Elemetal, pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement anticipated termination-at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or, (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carried an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds were used as working capital in the ordinary course of business. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017. On December 9, 2016, DGSE and NTR closed the transactions contemplated by stock purchase agreement dated June 20, 2016 (the “Elemetal Agreement”) whereby DGSE issued NTR 5,948,560 shares of common stock for $0.41 per share in exchange for the cancellation and forgiveness of the outstanding Obligations. As of June 30, 2017 and December 31, 2016, the outstanding balance of the NTR loan was $0. In the six months ended June 30, 2017 and 2016, the Company paid NTR $0 and $22,905, respectively, in interest on the Company’s line of credit.

In April 2013, DGSE moved its principal corporate offices to office space at 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal, and also serves as their headquarters. DGSE leased space in the building subject to a lease that expired in December 2015. The Company continued to pay this lease on a month-to-month basis with no increase in the rent until our new Midtown retail location was completed in December 2016. The Midtown location is large enough to facilitate the retail space and our corporate offices. In the six months ended June 30, 2017 and 2016, the Company recognized rent expense of $0 and $45,000, respectively, related to the space rented from Elemetal.

Note 9 - Legal Proceedings

In addition to what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we received a notice from the Texas Comptroller that we would have a sales and use tax audit for the time period of July 1, 2013 through December 31, 2016. We expect the process to take all of 2017 and at this time we are unable to determine if the company has any sales tax exposure, therefore, we will not reserve for the audit.

Note 10 - Discontinued Operations

During the first half of 2014, the Company elected to discontinue the operations of Southern Bullion, due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The significant change in the precious metals market in 2013, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. As a result, during 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	-

Expenses:
Selling, general and administrative expenses	-	-	-	-
Depreciation	-	-	-	-
Total Expenses	-	-	-	-

Operating income (loss)

Other expense (income)	-	-	-	-
Other income, net	-	-	-	-
Interest (income) expense	-	-	-	-

Income from discontinued operations before income taxes	-	-	-	-

Income tax expense	-	(97)	-	(164)

Income from discontinued operations after income taxes	-	(97)	-	(164)

As of June 30, 2017, the Company believes it has now recognized all material expenses related to the closure of Southern Bullion operations. Discontinued operations for the three and six months ended June 30, 2016, include adjustments of existing expense accruals related to winding down the operations of Southern Bullion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2016 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made, to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing which rise and fall based upon global supply and demand dynamics, with the greatest impact relating to gold. Fiscal 2016 saw the price of gold trending upward for the first half of the year and then falling losing seventy eight percent (78%) of that gain by year’s end, according to the London PM Fix. During the first quarter of 2017, gold prices rose again gaining ten percent (10%) by the end of the quarter. Despite the general unstableness in the price of gold, the demand for physical gold bars and coins increased worldwide during physical 2016 and the first two quarters of 2017 while the demand for jewelry firmed slightly. During the second quarter of 2017, gold prices started at $1,242 per ounce on April 1, 2017, and stayed generally stable ending at the same price of $1,242 per ounce on June 30, 2017.

The market for buying and selling of pre-owned or “scrap” gold has been negative during the past several years. Scrap gold purchases have historically been a critical profit engine for all of our locations, and our marketing strategy is aiming at making this, once again, a significant impact on our revenue, profitability and long-term growth plans.

Following a leadership change in mid-December 2016, we eschewed the unsuccessful strategies of recent years and returned to our roots: buying and selling jewelry and timepieces at exceptional prices. Our strategy is to be an information resource for clients, bringing transparency to purchase and sale transactions, and offer value and liquidity to those seeking to buy, sell, or trade jewelry, watches, diamonds or coins.

The following table represents our historical operating results by categories:

	Three Months Ended June 30,
	2017			2016
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$6,443,443	$1,353,208	21.0%	$3,333,534	$1,072,800	32.2%
Bullion/Rare Coin	8,372,685	817,691	9.8%	10,990,478	784,497	7.1%
Scrap	1,565,839	549,886	35.1%	832,063	252,207	30.3%
Other	364,960	92,848	25.4%	342,331	172,352	50.3%
	$16,746,927	$2,813,633	16.8%	$15,498,406	$2,281,856	14.7%

	Six Months Ended June 30,
	2017			2016
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$11,030,378	$2,415,483	21.9%	$6,615,085	$2,119,433	32.0%
Bullion/Rare Coin	17,239,248	1,616,772	9.4%	18,298,437	1,451,697	7.9%
Scrap	2,843,563	753,618	26.5%	1,598,621	507,234	31.7%
Other	757,583	522,002	68.9%	760,779	352,535	46.3%
	$31,870,772	$5,307,875	16.7%	$27,272,922	$4,430,899	16.2%

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Revenues. Revenues related to continuing operations increased by $1,248,521, or 8%, during the three months ended June 30, 2017, to $16,746,927, as compared to $15,498,406 during the same period in 2016. Bullion/Rare Coin sales were down approximately 24% compared to the three months ended June 30, 2016, while jewelry and scrap sales were up approximately 93% and 88%, respectively, compared to the prior year quarter. Our scrap business has historically been one of our largest revenue and profit drivers, and since we are going back to our roots, we have driven to increase our purchases of scrap. During the quarter ended June 30, 2016, we closed Chicago Gold & Diamond Exchange located in Chicago, Illinois.

Gross Profit. For the three months ended June 30, 2017, gross profit increased by $531,777, or 23%, to $2,813,633, as compared to $2,281,856 during the same period in 2016. The increase in gross profit was due to an increase in sales and sales mix. Gross margin as a percentage of revenue was 16.8% compared to 14.7% in the prior year, due to growth in the scrap segment during the quarter.

Selling, General and Administrative Expenses. For the three months ended June 30, 2017, Selling, General and Administrative (“SG&A”) expenses decreased by $156,405, or 6%, to $2,436,754, as compared to $2,593,159 during the same period in 2016. The decrease in SG&A was achieved through continued efforts to reduce expenses at all levels, including store-level operating expenses and corporate overhead.

Depreciation and Amortization. For the three months ended June 30, 2017, depreciation and amortization expense was $92,534 compared to $109,636 for the same period in 2016, a decrease of $17,102 or 16%.

Interest Expense. For the three months ended June 30, 2017, interest expense was $49,365, a decrease of $51,198, or 51%, compared to $100,563 during the same period in 2016. The decrease is primarily due to the sale and subsequent payoff of the mortgage attached to the building and land located on Reeder Road and the debt to equity exchange between DGSE and NTR Metals, LLC eliminating an outstanding debt of $2,303,359 that bore an interest rate of two percent (2%) per annum. The Reeder Road mortgage bore an interest rate of six and seventy one-hundredths of one percent (6.70%) per annum and when sold in July 2016, eliminated a mortgage of $1,517,106.

Income (Loss) from Discontinued Operations. For the three months ended June 30, 2017, the Company incurred an expense of $0 related to discontinued operations. The results for the three months ended June 30, 2016, was a state tax expense of $67 related to the Southern Bullion locations closed in 2014.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Revenues. Revenues related to continuing operations increased by $4,597,850, or 17%, during the six months ended June 30, 2017, to $31,870,772, as compared to $27,272,922 during the same period in 2016. Bullion/Rare Coin sales were down approximately 6% compared to the six months ended June 30, 2016, while jewelry and scrap sales were up approximately 67% and 78%, respectively, compared to the prior year six months. Our scrap business has historically been one of our largest revenue and profit drivers, and since we are going back to our roots, we have driven to increase our purchases of scrap. During the six months ended June 30, 2016, we closed Chicago Gold & Diamond Exchange located in Chicago, Illinois.

Gross Profit. For the six months ended June 30, 2017, gross profit increased by $876,976, or 20%, to $5,307,875, as compared to $4,430,899 during the same period in 2016. The increase in gross profit was due to an increase in sales and sales mix. As a percentage of revenue, gross margin increased to 16.7% compared to 16.2% in the same period compared to the prior year. An increase in the margin for bullion/rare coins was offset,by a decline in margin for the jewelry and scrap segments during the six months ending June 30, 2017.

Selling, General and Administrative Expenses. For the six months ended June 30, 2017, Selling, General and Administrative (“SG&A”) expenses decreased by $661,929, or 13%, to $4,555,586, as compared to $5,217,515 during the same period in 2016. The decrease in SG&A was achieved through continued efforts to reduce expenses at all levels, including store-level operating and corporate overhead expenses.

Depreciation and Amortization. For the six months ended June 30, 2017, depreciation and amortization expense was $177,776 compared to $209,400 for the same period in 2016, a decrease of $31,624, or 15%. This decrease in depreciation is primarily associated with the accelerated write off of assets formerly utilized in Chicago Gold & Diamond Exchange located in Chicago, Illinois.

Interest Expense. For the six months ended June 30, 2017, interest expense was $99,205, a decrease of $96,565, or 49%, compared to $195,770 during the same period in 2016. The decrease is primarily due to the sale and subsequent payoff of the mortgage attached to the building and land located on Reeder Road and the debt to equity exchange between DGSE and NTR Metals, LLC eliminating an outstanding debt of $2,303,359 that bore an interest rate of two percent (2%) per annum. The Reeder Road mortgage bore an interest rate of six and seventy one-hundredths of one percent (6.70%) per annum and when sold in July 2016, eliminated a mortgage of $1,517,106.

Income (Loss) from Discontinued Operations. For the six months ended June 30, 2017, the Company incurred an expense of $0 related to discontinued operations. The results for the six months ended June 30, 2016, was a state tax expense of $164 related to the Southern Bullion locations closed in 2014.

Liquidity and Capital Resources

During the six months ended June 30, 2017 and 2016, cash flows used in operating activities totaled $846,120 and $514,425, respectively, an increase of $331,695. Cash used in operating activities for the six months ended June 30, 2017, was driven largely by a reduction of accounts payable and accrued expenses of $1,110,251, the increase of prepaid expenses of $262,895, the increase of trade accounts receivables of $177,581, and the reduction of customer deposits and other liabilities of $203,617, offset by the reduction of inventories of $204,596, and the net income, without depreciation, from continuing operations of $674,057.

During the six months ended June 30, 2017 and 2016, cash flows used in investing activities totaled $94,521 and $99,045, respectively, a decrease of $4,524. The use of cash in investing activities during the six months ended June 30, 2017 was the result of the continuing buildout expenses to the Midtown location at 13022 Preston Road, Dallas, Texas.

During the six months ended June 30, 2017 and 2016, cash flows used in financing activities totaled $4,357 and $74,828, respectively, a decrease of $70,471. The use of cash in financing activities for the six months ending June 30, 2017 is the result of payments on the capital lease obligation, whereas, the six months ending June 30, 2016 was the result of repayment of debt and payments on capital lease obligations.

We expect our capital expenditures to total approximately $180,000 during the next twelve months. These expenditures will be largely driven by the purchase of a new point-of-sale system and the continued buildout of our flagship location at 13022 Preston Road, Dallas, Texas. The new point-of-sale system is currently being designed and built specifically for DGSE and estimated to be implemented in September 2017. The further buildout of our flagship location will help our customers have a better experience shopping with us at our main location.

We have historically renewed, extended or replaced short term debt as it matures and management believes that we will be able to continue to do so in the near future.

From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes that if additional working capital is required, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted in order to meet unforeseen working capital requirements.

On July 19, 2012, we entered into the Loan Agreement with NTR, an affiliate of DGSE’s majority stockholder Elemetal, pursuant to which NTR, agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and have been completely amortized. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of June 30, 2017 and December 31, 2016, we had outstanding balances of $0 and $0, respectively, drawn on the NTR credit facility.

On December 9, 2016, DGSE and NTR Metals closed on the transactions contemplated by the Elemetal Agreement whereby DGSE issued NTR 5,948,560 shares of common stock for $0.41 per share in exchange for the cancellation and forgiveness of indebtedness and accrued interest totaling $2,438,910.

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

The Texas Comptroller conducted a second sales and use tax audit of our operations in Texas with respect to the period December1, 2009 through June 30, 2013 and subsequently sent us a final assessment in November 2016 asserting that we owed an amount of $220,007 plus penalties and interest of $66,645 for a total payment of $286,652. On February 21, 2017, a Compromise and Settlement Agreement was reached between DGSE and the Comptroller’s Office to pay a lump sum payment of $261,490 on or before March 23, 2017. We paid the negotiated amount on March 2, 2017.

In March 2017, we received notice from the Texas Comptroller’s Office that we would have a sales and use tax audit for the time period of July 1, 2013 through December 31, 2016. We expect the process to take all of 2017 and at this time, we are unable to determine if the Company has any sales tax exposure, therefore, we will not reserve for the quarterly report.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in rules13a-15(e) under the Securities Exchange Act of 1934, as amended (The “Exchange Act”) as of the end of the period covered by the report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in that the reports that we file or submit under the Exchange Act and are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended June 30, 2017, there has been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In addition to what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, in March we received notice from the Texas Comptroller that we would have a sales and use tax audit for the time period of July 1, 2013 through December 31, 2016. We expect the process to take all of 2017 and at this time we are unable to determine if the Company has any sales tax exposure, therefore, we will not reserve for the quarterly report.

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

We submitted a plan of compliance to the NYSE MKT on May 12, 2016 addressing how we intend to regain compliance with the continued listing standards of the NYSE MKT. The plan was accepted, DGSE will be subject to the periodic reviews and continued compliance with the plan. If DGSE is not in compliance with the plan as of October 12, 2017 or if DGSE does not make progress consistent with the plan, the NYSE MKT may initiate delisting procedures.

On April 20, 2017, DGSE was notified by the NYSE MKT that the Company continues to be in non-compliance with certain MKT continued listing standards relating to stockholders’ equity. Specifically, the Company is not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years) and Section 1003 (a)(ii) (requiring stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in its four most recent fiscal years). As of December 31, 2016, the Company had stockholders’ equity of approximately $5.9 million and net losses in its five most recent fiscal years ended December 31, 2016.

As previously reported, the Company submitted a plan to regain compliance with MKT listing standards. Each quarter we update the MKT on the progress of our plan. As of June 30, 2017, we are above the compliance threshold of $6.0 million, in stockholders’ equity, for two consecutive quarters and we are expecting the MKT to place us back in compliance with Section 1003(a)(iii) of the Company Guide.

If our common stock ultimately were to be delisted for any reason, it would negatively impact us by (i) reducing the liquidity and market price of our common stock; and (ii) reducing the number of investors willing to hold or acquire our common stock, which would negatively impact our ability to raise equity financing, which would negatively affect our liquidity and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	8-K	May 31, 2007	3.1

3.9	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7

3.10	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1

3.11	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1

4.1	Specimen Common Stock Certificate		X	S-4	January 6, 2007	4.1

4.2	Warrant to Purchase Shares of Common Stock of DGSE Companies, Inc. issued to Elemetal, LLC dated December 9, 2016		X	8-K	December 13, 2016	4.1

10.1	Form of Indemnification Agreement between DGSE Companies, Inc. and each executive officer and director of DGSE		X	8-K	February 12, 2016	10.1

10.2	Stock Purchase Agreement by and between DGSE Companies, Inc., Elemetal, LLC and NTR Metals, LLC, dated June 20, 2016		X	8-K	June 22, 2016	10.1

10.3	Form of Warrant to Purchase Shares of Common Stock of DGSE Companies, Inc.		X	8-K	June 22, 2016	10.2

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
10.4	Form of Registration Rights Agreement		X	8-K	June 22, 2016	10.3

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE COMPANIES, INC. (Registrant)
Date: August 11, 2017	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2017		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Financial Officer)

