Form 10-Q
period 2017-09-30
DGSE COMPANIES INC
filed 2017-11-08
CIK 701719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2017:

Class	Outstanding
Common stock, $0.01 par value per share	26,924,381

DGSE COMPANIES, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$615,611	$1,412,082
Trade receivables, net of allowances	741,419	245,095
Trade receivables, net of allowances, related party	23,496	40,627
Inventories	8,576,593	9,384,136
Prepaid expenses	311,235	55,029
Note receivable, current	33,525	-
Total current assets	10,301,879	11,136,969

Property and equipment, net	1,560,240	1,665,103
Note receivable, long term	641,475	-
Other assets	77,196	110,605

Total assets	$12,580,790	$12,912,677

LIABILITIES
Current Liabilities:
Current maturities of capital leases	$4,714	$12,590
Accounts payable - trade	479,818	1,103,022
Accounts payable - trade, related party	4,105,705	4,107,425
Accrued expenses	730,408	1,209,902
Customer deposits and other liabilities	254,634	572,362
Total current liabilities	5,575,279	7,005,301

Capital lease obligations, less current maturities	-	1,074

Total liabilities	5,575,279	7,006,375

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 60,000,000 shares authorized 26,924,381 and 26,905,631 shares issued and outstanding	269,244	269,056
Additional paid-in capital	40,172,677	40,162,177
Accumulated deficit	(33,436,410)	(34,524,931)
Total stockholders' equity	7,005,511	5,906,302

Total liabilities and stockholders' equity	$12,580,790	$12,912,677

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Sales	$15,678,361	$10,572,071	$47,549,134	$37,844,993
Cost of goods sold	12,782,357	8,704,491	39,345,247	31,546,514
Gross margin	2,896,004	1,867,580	8,203,887	6,298,479

Expenses:
Selling, general and administrative expenses	2,156,843	2,184,041	6,712,428	7,401,556
Loss on the sale of assets	-	1,026,078	-	1,026,078
Depreciation and amortization	67,272	77,878	245,048	287,278
	2,224,115	3,287,997	6,957,476	8,714,912

Operating income (loss)	671,889	(1,420,417)	1,246,411	(2,416,433)

Other (income) expense:
Other income, net	(8,580)	(3,110)	(23,239)	(3,371)
Interest expense	50,316	88,909	149,522	284,679
	41,736	85,799	126,283	281,308

Income (loss) from continuing operations before income taxes	630,153	(1,506,216)	1,120,128	(2,697,741)

Income tax expense	26,279	4,334	31,607	39,960

Income (loss) from continuing operations	603,874	(1,510,550)	1,088,521	(2,737,701)

Discontinued operations:
Income from discontinued operations, net of taxes	-	825	-	661

Net income (loss)	$603,874	$(1,509,725)	$1,088,521	$(2,737,040)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.12)	$0.04	$(0.22)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss) per share	$0.02	$(0.12)	$0.04	$(0.22)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.12)	$0.04	$(0.22)
Income (loss) from discontinued operations	-	-	-	-
Net income (loss) per share	$0.02	$(0.12)	$0.04	$(0.22)

Weighted-average number of common shares
Basic	26,924,381	12,358,466	26,916,414	12,327,753
Diluted	27,434,586	12,358,466	27,394,132	12,327,753

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Cash Flows From Operating Activities
Net income (loss)	$1,088,521	$(2,737,040)
Income from discontinued operations, net of tax	-	661
	1,088,521	(2,737,701)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	245,048	287,278
Loss on sale of assets	-	1,026,078
Stock based compensation to employees, officers and directors	10,688	63,950

Changes in operating assets and liabilities:
Trade receivables, net	(479,193)	4,122
Inventories	807,543	417,338
Prepaid expenses	(256,206)	11,244
Note receivable	(675,000)	-
Other assets	33,409	93,621
Accounts payable and accrued expenses	(1,104,418)	1,042,271
Customer deposits and other liabilities	(317,727)	(458,444)

Net cash used in operating activities of continuing operations	(647,335)	(250,243)

Cash Flows From Investing Activities:
Proceeds from sale of assets	-	2,124,416
Purchase of property and equipment	(140,186)	(887,201)
Net cash provided by (used in) investing activities of continuing operations	(140,186)	1,237,215

Cash Flows From Financing Activities:
Repayment of debt	-	(1,589,521)
Payments on capital lease obligations	(8,950)	(9,005)
Net cash used in financing activities of continuing operations	(8,950)	(1,598,526)

Cash Flows from Discontinued Operations:
Net cash provided by operating activities of discontinued operations	-	661

Net change in cash and cash equivalents	(796,471)	(610,893)
Cash and cash equivalents, beginning of period	1,412,082	1,752,711
Cash and cash equivalents, end of period	$615,611	$1,141,818

Supplemental Disclosures:
Cash paid during the period for:
Interest	$149,521	$237,849
Income taxes	$-	$-

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

Note 3 - Critical Accounting Policies and Estimates

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, trade receivables, trade receivables related party, accounts payable, accounts payable related party and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for the Company’s capital lease approximates fair value because the underlying instrument has an interest rate with current market rates. This instrument is not held for trading purposes.

On September 22, 2017, the Company entered into an Asset Purchase Agreement (the “Agreement”) with David Larson and the Larson Group, LLC (David Larson and the Larson Group, LLC are collectively referred to as the “Buyer”). David Larson ran the wholesale watch division for the Company until his resignation on August 2, 2017. The Buyer purchased $675,000 of fine watches from the Company to be paid according to the Agreement. Monthly payments of principal and interest of $4,992.89 (amortized for 15 years at an interest rate of 4% per annum) with the outstanding loan and accrued interest payable to the Company on the maturity date of October 15, 2024. The carrying amount reported on the Company’s Note receivable approximate fair value because the underlying instrument has an interest rate with current market rates. This instrument is not held for trading purposes.

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

Note 4 - Inventories

A summary of inventories is as follows:

	September 30,	December 31,
	2017	2016

Jewelry	$6,789,259	$7,193,126
Scrap gold	711,524	885,194
Bullion	586,251	292,591
Rare coins and Other	489,559	1,013,225

	$8,576,593	$9,384,136

Note 5 - Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares for the three and nine months ended September 30, 2017 and 2016 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Basic weighted average shares	26,924,381	12,358,466	26,916,414	12,327,753
Effect of potential dilutive securities	510,205	-	477,718	-
Diluted weighted average shares	27,434,586	12,358,466	27,394,132	12,327,753

For the three and nine months ended September 30, 2017 and 2016, there were 1,015,000 and 5,015,000 of common share options, warrants, and Restricted Stock Units (RSU’s) unexercised respectively. For the three and nine months ended September 30, 2016 there were 6,015,000 common share options, warrants, and RSUs were not added to the diluted average shares because inclusion of such shares would be antidilutive. On October 26, 2016, 5,000,000 stock option shares expired unexercised by Elemetal at a price of $15 a share.

Note 6 - Long-Term Debt

	Outstanding Balance
	September 30,	December 31,	Current
	2017	2016	Interest Rate	Maturity
Capital lease (1)	$4,714	$13,664	4.20%	May 1, 2018
Sub-Total	4,714	13,664
Less: Current maturities of capital lease	4,714	12,590
Capital lease obligation, less current maturities	$-	$1,074

(1)	On April 3, 2011, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2011. At the end of the lease in May 2018, the equipment can be purchased for $1. As of September 30, 2017, we are five payments ahead of schedule and expect to pay off the capital lease early.

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

Stock-based compensation expense for the three months ended September 30, 2017 and 2016 was $0 and $25,628, respectively, and stock based compensation expense for the nine months ended September 30, 2017 and 2016 was $10,688 and $63,950, respectively, relating to employee and director RSUs, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The following table represents our total compensation cost related to nonvested awards not yet recognized at year ended December 31, 2016, and September 30, 2017:

		Number of
		shares	Price of	Unrecognized	Unrecognized
		granted,	stock at	expense at	expense at
Date of grant	Employee	unvested	grant date	December 31, 2016	September 30, 2017

April 27, 2016	Matthew Peakes	150,000	$0.57	$85,500	-
	Former CEO and President

January 23, 2014	Nabil Lopez	500	$2.18	1,090	-
January 23, 2014	Steve Thomas	500	$2.18	1,090	-
January 23, 2014	Jessica Moore	500	$2.18	1,090	-
January 23, 2014	Robert Burnside	250	$2.18	545	545
January 23, 2014	Dave Larson	250	$2.18	545	-

Total cost unrecognized				$89,860	$545

Matthew Peakes had 18,750 RSUs vest on April 27, 2017 due to being employed by the Company on that date. Upon vesting, stock compensation cost was recognized for $10,688 in the second quarter of 2017. He resigned on June 30, 2017 and all remaining RSUs, granted to him, were forfeited. Nabil Lopez, Steve Thomas, Jessica Moore, and Dave Larson are no longer employed by the Company and forfeited their nonvested RSUs. Only 250 nonvested stock awards remain unrecognized as of September 30, 2017.

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

Elemetal, LLC (“Elemetal”) is DGSE’s largest shareholder. Elemetal and its affiliates are also DGSE’s primary refiner and bullion trading partner. In the nine months ended September 30, 2017, 20% of sales and 13% of purchases were transactions with Elemetal, and in the same period of 2016, these transactions represented 35% of DGSE’s sales and 20% of DGSE’s purchases. As of September 30, 2017, the Company was obligated to pay $4,105,705 to Elemetal as a trade payable, and had a $23,496 receivable from Elemetal. As of December 31, 2016, the Company was obligated to pay $4,107,425 to Elemetal as a trade payable, and had a $40,627 receivable from Elemetal. In the nine months ended September 30, 2017 and 2016, the Company paid Elemetal $149,521 and $187,784, respectively, in interest on the Company’s outstanding payable.

On July 19, 2012, DGSE entered into a loan agreement with NTR Metals, LLC (“NTR”), an affiliate of DGSE’s largest stockholder Elemetal, pursuant to which NTR, agreed to provide the Company a guidance line of revolving credit in an amount up to $7,500,000 (the “Loan Agreement”). The Loan Agreement anticipated termination-at which point all amounts outstanding thereunder would be due and payable (such amounts, the Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after DGSE receives notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or, (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carried an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds were used as working capital in the ordinary course of business. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017. On December 9, 2016, DGSE and NTR closed the transactions contemplated by stock purchase agreement dated June 20, 2016 (the “Elemetal Agreement”) whereby DGSE issued NTR 5,948,560 shares of common stock for $0.41 per share in exchange for the cancellation and forgiveness of the outstanding Obligations. As of September 30, 2017 and December 31, 2016, the outstanding balance of the NTR loan was $0. In the nine months ended September 30, 2017 and 2016, the Company paid NTR $0 and $34,421, respectively, in interest on the Company’s line of credit.

In April 2013, DGSE moved its principal corporate offices to office space at 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of Elemetal, and also serves as its headquarters. DGSE leased space in the building subject to a lease that expired in December 2015. The Company continued to pay this lease on a month-to-month basis with no increase in the rent until our new Midtown retail location was completed in December 2016. The Midtown location is large enough to facilitate the retail space and our corporate offices. In the nine months ended September 30, 2017 and 2016, the Company recognized rent expense of $0 and $67,500, respectively, related to the space rented from Elemetal.

Note 9 - Legal Proceedings

In addition to what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we received a notice from the Texas Comptroller that we would have a sales and use tax audit for the time period of July 1, 2013 through December 31, 2016. We expect the process to take all of 2017 and at this time, we are unable to determine if the company has any sales tax exposure, therefore, we will not reserve for the sales and use tax audit.

Note 10 - Discontinued Operations

During the first half of 2014, the Company elected to discontinue the operations of Southern Bullion, due to the lack of profitability and management's belief that it was unlikely that profitability would be reached in the foreseeable future. The significant change in the precious metals market in 2013, including a 30% decline in the spot price of gold since the acquisition of Southern Bullion in 2011, had a disproportionately negative impact on the customer traffic, transactional volume and profitability of the Southern Bullion operations. As a result, during 2013, the Southern Bullion operations generated a net loss of approximately $1.9 million. The operating results for all Southern Bullion operations have been reclassified as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross margin	-	-	-	-

Expenses:
Selling, general and administrative expenses	-	-	-	-
Depreciation	-	-	-	-
Total Expenses	-	-	-	-

Operating income (loss)

Other expense (income)	-	-	-	-
Other income, net	-	-	-	-
Interest (income) expense	-	-	-	-

Income from discontinued operations before income taxes	-	-	-	-

Income tax expense	-	825	-	661

Income from discontinued operations after income taxes	-	825	-	661

As of September 30, 2017, the Company believes it has now recognized all material expenses related to the closure of Southern Bullion operations. Discontinued operations for the three and nine months ended September 30, 2016, include adjustments of existing expense accruals related to winding down the operations of Southern Bullion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2016 10-K, and include, but are not limited to, statements regarding the potential acquisition of Elemetal Recycling, negotiations regarding a definitive acquisition agreement regarding the potential acquisition, availability of satisfactory financing, market conditions, and other risks detailed in the Company’s periodic report filings with the Securities and Exchange Commission. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made, to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing which rise and fall based upon global supply and demand dynamics, with the greatest impact relating to gold. Fiscal 2016 saw the price of gold trending upward for the first half of the year and then falling losing seventy eight percent (78%) of that gain by year’s end, according to the London PM Fix. During the first quarter of 2017, gold prices rose again gaining ten percent (10%) by the end of the quarter. Despite the general unstableness in the price of gold, the demand for physical gold bars and coins increased worldwide during physical 2016 and the first three quarters of 2017 while the demand for jewelry firmed slightly. During the third quarter of 2017, gold prices started at $1,242 per ounce on July 1, 2017, rose to $1,347 per ounce in September and falling to $1,271 per ounce on September 30, 2017.

The market for buying and selling pre-owned or “scrap” gold has been negative during the past several years. Scrap gold purchases have historically been a critical profit engine for all of our locations, and our marketing strategy is aiming at making this, once again, a significant impact on our revenue, profitability and long-term growth plans.

Following a leadership change in mid-December 2016, we eschewed the unsuccessful strategies of recent years and returned to our roots: buying and selling jewelry and timepieces at exceptional prices. Our strategy is to be an information resource for clients, bring transparency to purchase and sale transactions, and offer value and liquidity to those seeking to buy, sell, or trade jewelry, watches, diamonds or coins.

The following table represents our historical operating results by categories:

	Three Months Ended September 30,
	2017			2016
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$5,681,955	$1,902,441	33.5%	$2,741,418	$819,837	29.9%
Bullion/Rare Coin	7,764,332	425,483	5.5%	6,686,502	617,637	9.2%
Scrap	1,734,158	355,458	20.5%	816,940	286,947	35.1%
Other	497,916	212,622	42.7%	327,211	143,159	43.8%
	$15,678,361	$2,896,004	18.5%	$10,572,071	$1,867,580	17.7%

	Nine Months Ended September 30,
	2017			2016
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$16,712,435	$4,581,774	27.4%	$9,356,503	$2,939,271	31.4%
Bullion/Rare Coin	25,003,580	2,042,255	8.2%	24,984,939	2,069,333	8.3%
Scrap	4,577,721	1,109,076	24.2%	2,415,560	794,181	32.9%
Other	1,255,398	470,782	37.5%	1,087,991	495,694	45.6%
	$47,549,134	$8,203,887	17.3%	$37,844,993	$6,298,479	16.6%

The following table represents our historical operating results, by categories, for the years ending December 31, 2016 and 2015 as required by the Securities and Exchange Commission per limited review of our Form 10-K for year ending December 31, 2016:

	For the Years Ended
	December 31, 2016			December 31, 2015
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$12,403,190	$3,997,011	32.2%	$15,983,305	$5,026,983	31.5%
Bullion/Rare Coin	31,133,785	2,542,288	8.2%	39,822,398	2,858,731	7.2%
Scrap	3,030,891	952,530	31.4%	3,620,041	1,148,236	31.7%
Other	1,758,743	816,018	46.4%	1,491,995	691,894	46.4%
	$48,326,609	$8,307,847	17.2%	$60,917,739	$9,725,844	16.0%

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Revenues. Revenues related to continuing operations increased by $5,106,290, or 48%, during the three months ended September 30, 2017, to $15,678,361, as compared to $10,572,071 during the same period in 2016. Jewelry sales were up approximately 107% compared to the three months ended September 30, 2016, Bullion/Rare Coin sales were up approximately 16%, compared to the prior year quarter. Our scrap business has historically been one of our largest revenue and profit drivers, and since we have gone back to our roots, we are increasing our purchases of scrap. Our scrap sales were up approximately 112%, compared to the prior year quarter.

Gross Profit. For the three months ended September 30, 2017, gross profit increased by $1,028,424, or 55%, to $2,896,004, as compared to $1,867,580 during the same period in 2016. The increase in gross profit was due to an increase in sales volume and sales mix. Gross margin as a percentage of revenue was 18.5% compared to 17.7% in the prior year. The increase in gross margin is due to our increased jewelry sales which carries a higher margin.

Selling, General and Administrative Expenses. For the three months ended September 30, 2017, Selling, General and Administrative (“SG&A”) expenses decreased by $27,198 or 1%, to $2,156,843, as compared to $2,184,041 during the same period in 2016. The decrease in SG&A was achieved through continued efforts to reduce expenses at all levels, including store-level operating expenses and corporate overhead.

Depreciation and Amortization. For the three months ended September 30, 2017, depreciation and amortization expense was $67,272 compared to $77,878 for the same period in 2016, a decrease of $10,606 or 14%.

Interest Expense. For the three months ended September 30, 2017, interest expense was $50,316, a decrease of $38,593, or 43%, compared to $88,909 during the same period in 2016. The decrease is primarily due to the sale and subsequent payoff of the mortgage attached to the building and land located on Reeder Road and the debt to equity exchange between DGSE and NTR Metals, LLC eliminating an outstanding debt of $2,303,359 that bore an interest rate of two percent (2%) per annum. The Reeder Road mortgage bore an interest rate of six and seventy one-hundredths of one percent (6.70%) per annum and when sold in July 2016, eliminated a mortgage of $1,517,106.

Income (Loss) from Discontinued Operations. For the three months ended September 30, 2017, the Company incurred an expense of $0 related to discontinued operations. The results for the three months ended September 30, 2016, was the reversal of an accrual of $825 related to the Southern Bullion locations closed in 2014.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Revenues. Revenues related to continuing operations increased by $9,704,141, or 26%, during the nine months ended September 30, 2017, to $47,549,134, as compared to $37,844,993 during the same period in 2016. Jewelry sales were up approximately 79% compared to the nine months ended September 30, 2016. Bullion/Rare Coin sales stayed level compared to the same period in 2016. Our scrap business has historically been one of our largest revenue and profit drivers, and since we have gone back to our roots, we are increasing our purchases of scrap. Our scrap sales were up approximately 90%, compared to the same period in 2016.

Gross Profit. For the nine months ended September 30, 2017, gross profit increased by $1,905,408, or 30%, to $8,203,887, as compared to $6,298,479 during the same period in 2016. The increase in gross profit was due to an increase in sales volume and sales mix. As a percentage of revenue, gross margin increased to 17.3% compared to 16.6% in the same period compared to the prior year. An overall increase in the margin was due to the greater sales in jewelry which carries a significantly higher margin.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2017, Selling, General and Administrative (“SG&A”) expenses decreased by $689,128, or 9%, to $6,712,428, as compared to $7,401,556 during the same period in 2016. The decrease in SG&A was achieved through continued efforts to reduce expenses at all levels, including store-level operating and corporate overhead expenses.

Depreciation and Amortization. For the nine months ended September 30, 2017, depreciation and amortization expense was $245,048 compared to $287,278 for the same period in 2016, a decrease of $42,230, or 15%. This decrease in depreciation is primarily associated with the accelerated write off of assets formerly utilized in Chicago Gold & Diamond Exchange located in Chicago, Illinois during the prior year.

Interest Expense. For the nine months ended September 30, 2017, interest expense was $149,522, a decrease of $135,157, or 48%, compared to $284,679 during the same period in 2016. The decrease is primarily due to the sale and subsequent payoff of the mortgage attached to the building and land located on Reeder Road and the debt to equity exchange between DGSE and NTR Metals, LLC eliminating an outstanding debt of $2,303,359 that bore an interest rate of two percent (2%) per annum. The Reeder Road mortgage bore an interest rate of six and seventy one-hundredths of one percent (6.70%) per annum and when sold in July 2016, eliminated a mortgage of $1,517,106.

Income (Loss) from Discontinued Operations. For the nine months ended September 30, 2017, the Company incurred an expense of $0 related to discontinued operations. The results for the nine months ended September 30, 2016, was a reversal of an accrual of $661 related to the Southern Bullion locations closed in 2014.

Liquidity and Capital Resources

During the nine months ended September 30, 2017 and 2016, cash flows used in operating activities totaled $647,336 and $250,243, respectively, an increase of $397,093. Cash used in operating activities for the nine months ended September 30, 2017, was driven largely by a reduction of accounts payable and accrued expenses of $1,104,418, an increase of prepaid expenses of $256,206, an increase of trade accounts receivables of $479,193, an increase in notes receivable of $675,000, and a reduction of customer deposits and other liabilities of $317,727, offset by a reduction of inventories of $807,543, and the net income, from continuing operations of $1,088,521.

During the nine months ended September 30, 2017 and 2016, cash flows used in investing activities totaled $140,185 for the nine months ended September 30, 2017, and cash flows provided by investing activities totaled $1,237,215 for the nine months ended September 30, 2016, a decrease of $1,377,400. The use of cash in investing activities during the nine months ended September 30, 2017 was the result of the continuing buildout expenses to the Midtown location at 13022 Preston Road, Dallas, Texas. The cash provided by investing activities during the nine months ended September 30, 2016, principally relates to the sale of our largest store located in Dallas Texas for $2,124,416, offset by purchases of property and equipment of approximately $857,000 primarily related to the build-out of the Company’s new flagship store in Dallas known as Midtown.

During the nine months ended September 30, 2017 and 2016, cash flows used in financing activities totaled $8,950 and $1,598,526, respectively, a decrease of $1,589,576. The use of cash in financing activities for the nine months ending September 30, 2017 is the result of payments on the capital lease obligation, whereas, the nine months ending September 30, 2016 was the result of repayment of debt and payments on capital lease obligations.

We expect our capital expenditures to total approximately $50,000 during the next twelve months. These expenditures will be largely driven by the continued buildout of our flagship location at 13022 Preston Road, Dallas, Texas. The further buildout of our flagship location will help our customers have a better experience shopping with us at our main location.

We have historically renewed, extended or replaced short-term debt as it matures and management believes that we will be able to continue to do so in the near future.

We feel that all funding requirements will come from operational cash flow for the next twelve months. From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes that if additional working capital is required, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted in order to meet unforeseen working-capital requirements.

On July 19, 2012, we entered into the Loan Agreement with NTR, an affiliate of DGSE’s majority stockholder Elemetal, pursuant to which NTR, agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of its subsidiaries. The loan carries an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. We incurred debt-issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs are included in other assets in the accompanying consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and have been completely amortized. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of September 30, 2017 and December 31, 2016, we had outstanding balances of $0 and $0, respectively, drawn on the NTR credit facility.

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

Off Balance-Sheet Arrangements

We have no off balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Update on Proposed Acquisitions and Divestitures

The Company continues to evaluate the acquisition of certain tangible personal-property assets of Elemetal Recycling, LLC as mentioned in the Company’s February 16, April 19 and July 6, 2017 press releases. The Company has been unable to obtain satisfactory financing to date but continues to pursue sources of financing and other matters with respect to the acquisition. The transaction is not expected to close in 2017. There can be no assurance that the Company will complete the acquisition.

The Company is no longer pursuing the acquisition of the equity interests in National Pawn, Inc. and related affiliates (mentioned in the Company’s July 6, 2017 press release) because satisfactory third-party financing was not available.

The Company divested its wholesale watch division on September 22, 2017 (discussed in the Company’s July 6, 2017 press release) as part of its effort to streamline operations and focus its fine-watch business in the retail sector.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because we are a “smaller reporting company,” we are not required to disclose the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, conducted an evaluation, as of the end of the period covered by the Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2017, the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in that the reports that we file or submit under the Exchange Act and are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As required by Rule-13a-15(d) and Rule 15d-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and our principal financial officer concluded that there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

Because we are a “smaller reporting company”, we are not required to disclose the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	S-8	May 29, 2007	3.8

3.9	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7

3.10	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1

3.11	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1

3.12	Certificate of Amendment to Articles of Incorporation, dated December 7, 2016		X	10-K	April 14, 2017	3.9

4.1	Specimen Common Stock Certificate		X	S-4	February 26, 2007	4.1

4.2	Warrant to Purchase Shares of Common Stock of DGSE Companies, Inc. issued to Elemetal, LLC dated December 9, 2016		X	8-K	December 13, 2016	4.1

10.1	Form of Indemnification Agreement between DGSE Companies, Inc. and each executive officer and director of DGSE		X	8-K	February 12, 2016	10.1

10.2	Stock Purchase Agreement by and between DGSE Companies, Inc., Elemetal, LLC and NTR Metals, LLC, dated June 20, 2016		X	8-K	June 22, 2016	10.1

10.3	Form of Warrant to Purchase Shares of Common Stock of DGSE Companies, Inc.		X	8-K	June 22, 2016	10.2

10.4	Form of Registration Rights Agreement		X	8-K	June 22, 2016	10.3

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE COMPANIES, INC.
(Registrant)

Date: November 8, 2017	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer
(Principal Accounting Officer)

