Form 10-K
period 2017-12-31
DGSE COMPANIES INC
filed 2018-03-21
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

☒ Yes          ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price at which the common equity was last sold on the NYSE MKT Exchange (the “Exchange”) was $12,932,804.

As of the close of business on February 28, 2018, there were 26,924,381 shares of DGSE Companies, Inc. common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

PART I

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (this “Form 10-K”), including but not limited to the section of this Form 10-K entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

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

Customer Types

Retail

As of the end of the fiscal year ended December 31, 2017 (“Fiscal 2017”), our products and services were marketed through five retail locations in South Carolina and Texas. During the year ended December 31, 2014 (“Fiscal 2014”), we closed our Southern Bullion Coin & Jewelry (“Southern Bullion”) operations, which included locations in Alabama, Florida, Georgia, and Tennessee. During the year ended December 31, 2015 (“Fiscal 2015”), we closed three locations in the Dallas-Fort Worth (“DFW”) area and one in Summerville, South Carolina. In Fiscal 2016, we closed our Chicago Gold & Diamond Exchange (formerly Bullion Express) location and one location in the DFW area. In Fiscal 2017, we closed one location in the DFW area. Our retail locations operate under several banners, including Charleston Gold & Diamond Exchange, and Dallas Gold & Silver Exchange, and are supported by websites at www.CGDEinc.com and www.DGSE.com.

Our retail footprint has evolved significantly in recent years, growing and contracting largely in line with changes in the precious metals market. In 2011, as we acquired Southern Bullion, precious metal prices hit all-time highs, but by 2012 the markets had softened significantly. During the year ended December 31, 2013 (“Fiscal 2013”), the precious metals market experienced a significant downturn, as evidenced by a nearly 30% decrease in the price of an ounce of gold, as measured by London PM Fix, between January 1 and December 31, 2013. While prices were more stable in 2014, they remained well below levels reached in 2011. This downturn significantly changed the economics of our business, and led us to further evaluate the number and locations of retail stores, resulting in the closure of all Southern Bullion locations in the first half of Fiscal 2014. The volatility in the price per ounce of gold continued in Fiscal 2015, which decreased 11.5% as compared to Fiscal 2014. The price per ounce of gold did rebound somewhat by August 2016 to $1,350 an ounce, jumping 26%, only to fall to $1,147 an ounce, by years end. The price of gold did rebound once again during 2017 to end at $1,303 an ounce, at years end. The increase produced a 14% net gain in gold prices from December 31, 2016 to December 31, 2017. The volatility was still prevalent during the year, but the general overall trend was upward during Fiscal 2017.

As noted above, in 2017 we made the decision to close one DFW location when the lease expired at our Sherry Lane store. Since Sherry Lane was located near our new flagship store on Preston Road, it was decided to consolidate the smaller one into our new flagship location. We do not expect, at this time, to open incremental retail locations in the next 12 months.

Wholesale

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

The higher-quality diamonds and gemstones we purchase are certified by the Gemological Institute of America (“GIA”) and other third-party certifying authorities for an independent assessment of their quality. This process aides us in reselling these stones individually or as a component of our custom bridal and fashion jewelry. Mid-quality diamonds and gemstones are often utilized in custom fashion jewelry or packaged with lower-quality stones and sold to wholesalers across the country.

We maintain relationships with numerous commercial consignment vendors across the country who, supply us with new and estate jewelry. This supplements jewelry that we purchase over the counter and enhances our overall jewelry offering. Any sales made from this consignment jewelry stock are settled with our consignment vendors on a weekly or monthly basis.

We also maintain jewelry repair centers in three of our locations, and accept repair, polishing and service orders through all of our retail locations.

Jewelry retailing is highly fragmented and competitive. We compete for jewelry sales primarily against specialty jewelers such as Zales, Jared, and Kay’s, as well as other retailers that sell jewelry, including department stores, discount stores, apparel outlets, and internet retailers. The jewelry category competes for a share of our customers’ disposable income with other consumer sectors such as electronics, clothing and furniture, as well as travel and restaurants. This competition for consumers’ discretionary spending is particularly relevant to gift giving, and also has some relevance with respect to bridal jewelry (e.g. engagement, wedding, and anniversary).

Bullion

Our bullion trading operation buys and sells all forms of gold, silver, platinum and palladium precious metals products, including United States and other government coins, private mint medallions, art bars and trade unit bars. Retail bullion transactions are conducted with individual consumers at all of our store locations and online at www.USBullionExchange.com. Wholesale bullion transactions are conducted through our main-bullion trading operation in Dallas, Texas, which maintains numerous vendor relationships with major industry wholesalers, mints and institutions.

Bullion products are purchased and sold based on current market pricing for precious metals. The bullion inventory is subject to market value changes created by the underlying commodity markets. While we believe that we effectively manage the commodity risk associated with our bullion activity, there are several national and international factors which are out of our control that may affect margins, customer demand and transactional volume in our bullion business. These factors include but are not limited to, U.S. Federal Reserve policies, inflation rates, global economic uncertainty, governmental and private mint supply and other factors.

Through a series of transactions beginning in 2010, Elemetal, LLC (“Elemetal”), NTR Metals, LLC (“NTR”) and Truscott Capital, LLC (“Truscott”), collectively (the “Related Entities”), became the largest shareholders of our common stock, par value $0.01 per share. A certain Related Entity had been our principal supplier of bullion products until recently. We have secured a non-related party to be our principal supplier.

Rare Coins, Currency and Collectibles

We buy and sell most numismatic items, including rare coins, currency, medals, tokens and other collectibles. The majority of our rare coin, currency and collectibles are derived from individual customers selling their collections to us. We then resell them through our retail activities or on the wholesale market through our wholesale contacts.

Scrap

Individual and wholesale customers sell their jewelry and other precious-metal items to us at all of our retail locations. After we have purchased these valuables, they are processed at a centralized clearing house where expert jewelers, gemologists and watchmakers sort items into three main resale categories: Retail Appropriate, Wholesale Appropriate and Refiner Appropriate. Items deemed appropriate for resale at one of our retail locations are cleaned, serviced and repaired by our expert jewelers so they are in like-new condition. The vast majority of these items are then individually tagged and sent to one of our retail locations to sell. Items not appropriate for our retail locations are grouped into wholesale lots and liquidated through wholesale contacts, or in-person dealer-to-dealer transactions. Items that are not appropriate for either retail or wholesale purposes are sold to a refiner.

Relationships

Through a series of transactions beginning in 2010, the Related Entities became the largest shareholders of our common stock, par value $0.01 per share (“Common Stock”). Our transactions with the Related Entities are more fully described in Note 13 to our consolidated financial statements, Related Party Transactions.

On December 9, 2016, DGSE and certain Related Entities closed the transactions contemplated by the Stock Purchase Agreement dated June 20, 2016 (the “Debt Exchange Agreement”) whereby DGSE issued certain Related Entities 14,485,145 shares of Common Stock for $0.41 per share in exchange for the cancellation and forgiveness of indebtedness and trade payables of $5,938,909. Also on the same date and pursuant to the Debt Exchange Agreement, DGSE issued a warrant to purchase an additional 1,000,000 shares of Common Stock at an exercise price of $0.65 per share, exercisable within two years after December 9, 2016 as part of the consideration for the cancellation and forgiveness of trade payables.

Truscott and NTR each filed reports on Schedule 13D disclosing their respective beneficial ownership of Common Stock. As of March 12, 2018, the Related Entities collectively beneficially own 71.4 % of our Common Stock, with Truscott beneficially owning 47.7% and NTR beneficially owning 23.7%.

Sales and Marketing

In Fiscal 2017, our advertising activities relied on radio, print, and digital media. Marketing activities centered on each of the major business categories, emphasizing our broad array of products, expertise, and price advantages compared to our local and regional competition. In Fiscal 2017, we spent approximately $865,271 on advertising and marketing in our continuing operations, a 9% year-over-year decrease. Our advertising and marketing spending represents costs for traditional and digital media, in-store displays, brochures and informational pamphlets, production fees, and other related items.

In 2018, we anticipate our radio, digital, billboard and social media presence to remain an integral part of our marketing strategy. As digital commerce platforms continue double-digit growth, we will invest more funds to update our web presence. Our website will be redesigned to be viewed on a variety of platforms across a multitude of digital devices. We believe this enhanced web platform also facilitates a personalized shopping experience, including recommending inventory, and delivers a seamless digital experience for product research, purchase, and social sharing. Additionally, we anticipate that social-media will play an increasingly larger role in our overall advertising mix. We anticipate that social media advertising will allow us to target specific customer groups on a wider scale.

Seasonality

The retail and wholesale jewelry business is generally seasonal. Christmas, Valentine’s Day and Mother’s Day are the main seasons for jewelry sales. Summer is the slow season.

While our bullion, scrap and rare-coin businesses are not as seasonal, we believe they are directly impacted by several national and international factors outside of our control. These factors may affect margins, customer demand and transactional volume in our bullion and rare-coin business. These factors include but are not limited to, U.S. Federal Reserve policies, inflation rates, global economic uncertainty, governmental and private mint supply and other factors.

Competition

We operate in a highly competitive industry where competition is based on a combination of price, service and product quality. Our jewelry and scrap activities compete with numerous other competitors in the markets in which we operate. These competitors include big-box retailers, national jewelry chains, individual jewelry stores, web-only entities, pawn shops and other businesses that attempt to enter this industry as an add-on to their existing business lines.

The bullion and rare-coin industry in which we compete is dominated by substantially larger enterprises, which retail and wholesale bullion, rare coins and other precious-metal products through traditional store-front locations and via the internet.

We compete in these industries by taking advantage of core competencies in the following areas:

•	Pricing – We believe we offer competitive or industry-leading price points across all of our product lines.
•	Selection – We offer a wide variety of inventory in each of our product lines. Our diverse selection allows us to market to the widest variety of potential clients while delivering items that competitors may have to back-order.
•	Brick and Mortar Locations – We seek retail locations that simultaneously meet our client’s geographical needs while also providing a safe and attractive location to conduct business.
•	Web Portals – In the future, our websites will allow clients who are located both inside and outside of our brick-and-mortar footprint to conduct business with us in an efficient and cost-effective manner.
•	Staff – We employ a staff of experts with many years of experience in their respective fields, including jewelry, diamonds, premium and vintage watches, bullion and numismatic coins. We believe that when coupled with our corporate training programs, management structure and incentives for continuing education, our client-facing sales associates are among the nation’s best.
•	Brand – We have spent millions of dollars over several decades advertising our brands, and have spent countless hours reinforcing our marketing message with our clients on an individual basis. As a result, our current and prospective clients place a significant amount of trust in our brands. Additionally, consumers have additional confidence in our brands due to our public-company status.
•	Market Maker –While many of our competitors limit their participation to either buying or selling in certain markets, we both buy and sell at a retail level across all of our product lines and in all markets, creating a unique service for our retail customers. Our model makes it easy for customers to upgrade to a higher quality watch, diamond or jewelry item, easily moving a precious-metal investment into a different metal, or receive cash for an unwanted item.

Employees

As of December 31, 2017, we employed 54 individuals, 52 of whom were full time employees. None of our employees are represented by a labor union, and we believe that our current relations with employees are good. Our management follows a policy of keeping employees informed of decisions, and encourages and implements employee suggestions whenever practicable.

Available Information

Our primary commercial websites are www.DGSE.com and www.CGDEinc.com. Through the “DGSE Companies” section of these websites, as well as through www.DGSECompanies.com, we make available, free of charge all of our press releases and filings with the Securities and Exchange Commission (“SEC”). Additionally, at www.DGSECompanies.com, are complete copies of our policies (Business Conduct and Ethic; Related Person Transactions; and Whistleblower), committee charters (Audit; Compliance, Governance and Nominating; and Compensation), and information on how to communicate with our Board of Directors (our “Board”).

Research & Development

We do not actively engage in research and development activities. As a result, we did not expend any amounts in Fiscal 2017 and Fiscal 2016 on research and development.

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

Related Entities collectively beneficially own 71.4% of our Common Stock. Truscott Capital is our largest shareholder, owning 12,814,727 shares of our Common Stock, representing 47.7% of our total outstanding shares of Common Stock and holds a warrant pursuant to which it can purchase an additional 1,000,000 shares of Common Stock. NTR beneficially owns 6,365,460 shares of our Common Stock, representing 23.7% of our total outstanding shares of Common Stock. Consequently, Truscott and NTR are in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of our Board and any action requiring the approval of shareholders, including any amendments to our governing documents, mergers or sales of all or substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and make some transactions more difficult or impossible without the support of Truscott. These transactions might include proxy contests, tender offers, mergers or other purchases of Common Stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our Common Stock.

In Fiscal 2014, we came to an agreed settlement with the SEC, stemming from an investigation of accounting irregularities. As part of this settlement we agreed to a series of corporate governance reforms, which were independently verified in Fiscal 2015. If we do not comply with the corporate governance reforms, we could face additional enforcement actions by the SEC or other governmental or regulatory bodies, as well as additional shareholder lawsuits, all of which could have significant negative financial or operational implications.

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

Bullion and scrap products are purchased and sold based on current market pricing for precious metals. Bullion and scrap inventory is subject to market-value changes created by the underlying commodity markets. We periodically enter into futures contracts in order to hedge our exposure against changes in market prices. There are several national and international factors which are out of our control, but which may affect margins, customer demand and transactional volume in our bullion business. These factors include, but are not limited to, the policies of the U.S. Federal Reserve, inflation rates, global economic uncertainty, governmental and private mint supply and other factors. If we misjudge the commodity markets underlying the bullion inventory, our bullion business could suffer adverse consequences. Substantially lower precious metals prices could negatively affect our ability to continue purchasing significant volumes of precious-metal scrap products, which could negatively affect our profitability.

Adverse economic conditions in the U.S. or in other key markets, and the resulting declines in consumer confidence and spending, could have a material adverse effect on our operating results.

Our results are dependent on a number of factors impacting consumer confidence and spending, including, but not limited to, the following: general economic and business conditions; wages and employment levels; volatility in the stock market; home values; inflation; consumer-debt levels; availability and cost of consumer credit; economic uncertainty; solvency concerns of major financial institutions; fluctuations in foreign-currency exchange rates; fuel and energy costs and/or shortages; tax issues; and general political conditions, both domestic and abroad.

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

For all of our products and services, we compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Many of our competitors have the ability to attract customers as a result of their reputation and through their industry connections. Additionally, other reputable companies may decide to enter our markets to compete with us. These companies may have greater name recognition and have greater financial and marketing resources than we do. If these companies are successful in entering the markets in which we participate, or if customers choose to go to our competition, we may attract fewer buyers and our revenue could decrease.

Our wholesale and jewelry business is seasonal, with sales traditionally greater during certain holiday seasons, so events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on our results of operations.

Our wholesale and jewelry sales are seasonal by nature. Our sales are traditionally greater during significant local holidays that occur in late fall, winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond our control. Given the timing of our annual seasonality, inclement weather can at times pose a substantial barrier to consumer retail activity and have a material negative impact on our store traffic. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on our sales, profitability and results of operations.

If we misjudge the demand for our products, high inventory levels could adversely affect future operating results and profitability.

Consumer demand for our products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise, causing a strain on operating cash flow. If the inventory cannot be sold through our wholesale or retail outlets, additional write-downs or write-offs to future earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory levels could result in unfulfilled customer orders, loss of revenue and an unfavorable impact on customer relationships. In particular, volatility and uncertainty related to macro-economic factors make it more difficult for us to forecast customer demand in our various markets. Failure to properly judge consumer demand and properly manage inventory could have a material adverse effect on profitability and liquidity.

Changes in our liquidity and capital requirements and our ability to secure financing and credit could materially adversely affect our financial condition and results of operations.

We require continued access to capital, and a significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. Similarly, if actual costs to build new stores significantly exceed planned costs, our ability to build new stores or to operate new stores profitably could be materially restricted. Credit and equity markets remain sensitive to world events and macro-economic developments. Therefore, our cost of borrowing may increase, and it may be more difficult to obtain financing for our operations or to refinance long-term obligations as they become payable. In addition, our borrowing costs can be affected by independent rating agencies’ short- and long-term debt ratings which are based largely on our performance as measured by credit metrics including interest coverage and leverage ratios. A decrease in these ratings would likely also increase our cost of borrowing and make it more difficult for us to obtain financing. A significant increase in the costs we incur to finance our operations may have a material adverse impact on our business results and financial condition.

Interest-rate fluctuations could increase our interest expense.

Interest rates could rise, which would in turn increase our cost of borrowing or could make it difficult or impossible for us to secure financing.

A failure in our information systems could prevent us from effectively managing and controlling our business or serving our customers.

We rely on our information systems to manage and operate our stores and business. This includes our phone system, website, point-of-sale application, accounting package and other systems. Each store is part of an information network that permits us to maintain adequate cash inventory, daily reconcile cash balances, and report revenues and expenses in a timely manner. Any disruption in the availability of our information systems could adversely affect our operation, the ability to serve our customers and our results of operations.

Our success depends on our ability to attract, retain and motivate qualified directors, management and other skilled employees. Recent changes in key personnel and directors could cause disruptions in our business.

Our future success and growth depend on the continued services of our directors, key management and employees. The loss of the services of any of these individuals or any other key employee or contractor could materially affect our business. The resignation of all three of our independent directors in August and September of 2015 caused us to be temporarily out of compliance with the continued listing requirements of the NYSE MKT, which require that 50% of the members of the Board be independent and that the audit committee of the Board be comprised of at least two members, all of whom are independent. As of December 31, 2015, we were also out of compliance with the Corporate Governance Reforms we agreed to make in connection with our Agreed Final Judgment with the SEC, which require us to have at least five Board members, at least three-fifths of whom are independent. The Board elected two new independent directors in 2015 and one new independent director in January 2016. On October 15, 2015, DGSE received a letter from the NYSE MKT confirming that, based on the addition of two new independent directors, DGSE has resolved the continued listing deficiencies described above and is now in compliance with the NYSE MKT’s continued listing standards. With the addition of a new independent director in 2016, we regained compliance with the Corporate Governance Reforms set forth in our Agreed Final Judgment with the SEC. In January 2017, our three independent directors resigned, however, three new independent directors were appointed, as a result of which three of the five members of the Board are independent directors. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense, and we may not be successful in attracting or retaining them. There are a limited number of people with knowledge of, and experience in, our industry. We do not have employment agreements with many of our key employees. We do not maintain life insurance policies on any of our employees. The loss of key personnel, especially without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on sales and operations. We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

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

In addition to the Corporate Governance Reforms, we face corporate governance requirements under the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the”Dodd-Frank Act”), as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the Exchange. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. We cannot ensure that we will be able to comply fully with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could subject us to investigation and enforcement actions, and could materially adversely affect our reputation, financial condition and the value and liquidity of our securities.

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

An inability to increase retail prices to reflect higher commodity costs would result in lower profitability. Historically, jewelry retailers have been able, over time, to increase prices to reflect changes in commodity costs. However, in general, particularly sharp increases in commodity costs may result in a time lag before increased commodity costs are fully reflected in retail prices. There is no certainty that such price increases will be sustainable, so downward pressure on gross margins and earnings may occur. In addition, any sustained increases in the cost of commodities could result in the need to fund a higher level of inventory or changes in the merchandise available to customers.

A significant portion of our profit is generated from the buying and selling of pre-owned jewelry or other precious-metal-based products. Significant price fluctuations in precious metals, especially downward, can have a severe impact on this part of our business, as people are less likely to sell these products to us if they believe their merchandise is being undervalued, or if they believe the value is uncertain.

The conflict-mineral diligence process, the results from that process and the related reporting obligations could increase costs, adversely affect our reputation and adversely affect our ability to obtain merchandise.

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold-supply chain is complex, and while our management believes that the rules only cover less than 1% of annual worldwide gold production (based upon current estimates), the final rules require certain jewelry retailers and manufacturers that file with the SEC to exercise reasonable due diligence in determining the country of origin of the statutorily designated minerals that are used in products sold by us. Jewelry retailers or manufacturers who meet certain criteria were required to file certain reports with the SEC beginning in May 2014, disclosing their due-diligence measures related to country of origin, the results of those activities, and related determinations. In conjunction with legal counsel, we have determined that we do not have sufficient control over manufacturing of any of our products to be included in the group of companies required to provide conflict-minerals disclosure and reporting.

If our sourcing processes should change or if there is a determination that our current practices should be covered by the conflict-minerals reporting and disclosure guidelines, we would need to implement significant additional measures to comply with these rules. We cannot be certain of the costs that might be associated with such regulatory compliance. The final rules also cover tungsten, which is contained in a small portion of items that we sell. Other minerals, such as diamonds, could be added to those currently covered by these rules. We may incur reputational risks with customers and other stakeholders if, due to the complexity of the global supply chain, we are unable to sufficiently verify the origin for the relevant metals. Also, if the responses of parts of our supply chain to the verification requests were adverse, it could harm our ability to obtain merchandise and add to compliance costs

Our customer concentration in one significant customer and vendor could have an adverse impact on our business.

A significant amount of revenue is sourced from sales to and purchases from one customer, which is a Related Entity. The Related Entity accounted for 17% of our sales and 11% of our purchases in Fiscal 2017, and for 25% of our sales and 27% of our purchases in Fiscal 2016. No other retail or wholesale customers accounted for more than 10% of our revenues as of December 31, 2017 and 2016, respectively. During Fiscal 2017, we obtained a third-party customer and vendor to purchase and sell our excess bullion. This reduced our dependency on the Related Entity and lowered our transactional risk. We will continue to use the Related Entity as a customer for our scrap gold and silver, and we don’t see a change or reduction in doing business with them in the future.

We have received a notice of non-compliance with a continued listing standard from the NYSE MKT for our Common Stock. If we are unable to avoid the delisting of our Common Stock from the NYSE MKT, it could have a substantial negative effect on the liquidity and market price of our Common Stock, our access to capital markets and our liquidity and results of operations.

On April 12, 2016, we received a notice from the NYSE MKT LLC (the “NYSE MKT”) indicating that we did not meet continued listing standards of the NYSE MKT. We were not in compliance with Section 1003(a)(ii) of the NYSE MKT Company Guide (the “Company Guide”) because we reported stockholders’ equity of $3.87 million as of December 31, 2015 and had net losses in three out of our four most recent fiscal years. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide.

We submitted a plan of compliance to the NYSE MKT on May 12, 2016 addressing how we intend to regain compliance with the continued listing standards of the NYSE MKT. The plan was accepted, DGSE will be subject to the periodic reviews and continued compliance with the plan. If DGSE was not in compliance with the plan as of October 12, 2017 or if DGSE did not make progress consistent with the plan, the NYSE MKT could have initiated delisting procedures.

On April 20, 2017, DGSE was notified by the NYSE MKT that the Company continued to be in non-compliance with certain MKT continued listing standards relating to stockholders’ equity. Specifically, the Company was not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years) and Section 1003 (a)(ii) (requiring stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in its four most recent fiscal years). As of December 31, 2016, the Company had stockholders’ equity of approximately $5.9 million and net losses in its five most recent fiscal years ended December 31, 2016.

As previously reported, the Company submitted a plan to regain compliance with MKT listing standards. Each quarter we updated the MKT on the progress of our plan. As of June 30, 2017, we were above the compliance threshold of $6.0 million, in stockholders’ equity, for two consecutive quarters.

On August 24, 2017, the Company was notified by the NYSE MKT that the Company is back in compliance with certain MKT continuing listing standards relating to stockholders’ equity. Specifically, the Company is back in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (requiring stockholders’ equity of $6.0 million or more if it has reported losses from continuing losses from continuing operations and/or net losses in its five most recent fiscal years) and Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if it has reported losses from continuing losses from continuing operations and/or net losses in its four most recent fiscal years). As of June 30, 2017, the Company had stockholders’ equity of approximately $6.4 million.

The Company will be subject to MKT Regulation’s normal continued listing monitoring. However, in accordance with Section 1009(h) of the MKT Company Guide, if the Company is again determined to be below any of the continued listing standards within 12 months of the date of August 24, 2017, the MKT will examine the relationship between the two incidents of noncompliance and re-evaluate the Company’s method of financial recovery from the first incident. NYSE Regulation will then take the appropriate action, which, depending on the circumstances, may include truncating the compliance procedures described in Section 1009 of the MKT Company Guide or immediately initiate delisting procedures. As of December 31, 2017, the Company had stockholders’ equity of approximately $7.8 million.

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

None

ITEM 2.	PROPERTIES.

We owned a 20,456 square foot facility at 11311 Reeder Road, Dallas, Texas, which housed our largest retail operation. The land and buildings were subject to a mortgage maturing in August 2016, with a principal balance outstanding of $1,587,106 as of July 26, 2016. We sold that facility on July 26, 2016 for $2,250,000 to 2 DAK Investments, LLC.

We also lease various properties across the three markets in which we currently operate. These leases have a wide variety of terms, rents and expiration dates. We are constantly evaluating each of our locations in terms of profitability, effectiveness and fit with long-term strategy. During Fiscal 2014, we discontinued operations of all of our Southern Bullion locations, resulting in the closing of 23 stores. In Fiscal 2015, we closed three stores in the DFW market, as part of an initiative to move toward fewer, but larger retail locations and one store in South Carolina. In Fiscal 2016, we closed our Chicago location and another store in the DFW area. In addition, we opened a new, larger retail space in Euless, Texas, a suburb of Dallas, in January 2016, which offers a larger selection of merchandise, including an onsite jewelry repair department. In Fiscal 2017, we closed one location in the DFW area. The store was in close proximity of our new flagship store on Preston road and we decided to consolidate the smaller location into the much larger store once the lease expired. We also moved our Arlington, TX location to a less expensive location in the neighboring DFW suburb of Grand Prairie. The Arlington minimum lease amount was being raised significantly beyond economic feasibility.

Our principal corporate offices are located in our flagship store located at 13022 Preston Road, Dallas, TX 75240. This location is large enough to facilitate our large retail showroom and house our corporate offices.

The following table provides a summary of all materially significant locations out of which we and our subsidiaries operate as of December 31, 2017.

				Square
Location	State	Use	Rent/Own	Footage	Comments

Grand Prairie	TX	Dallas Gold & Silver	Rent	2,000	Moved the Arlington location to Grand Prairie

Euless	TX	Dallas Gold & Silver	Rent	4,400	Moved to this location January 2016

Southlake	TX	Dallas Gold & Silver	Rent	1,400

Dallas	TX	Dallas Gold & Silver	Rent	15,120	New main showroom opened December 2016

Mount Pleasant	SC	Charleston Gold & Diamond	Rent	2,678

ITEM 3.	LEGAL PROCEEDINGS.

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

The Texas Comptroller is currently conducting another sales and use tax audit of our Texas operations with respect to the period July 1, 2013 through December 31, 2016. The audit is in the final stages, and we feel a resolution is forthcoming soon. It has been determined, after consulting with our sales tax consultant who has been handling the audit, that a reserve of $70,000 should cover any assessment, penalty and interest, which is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2017.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NYSE MKT (the “Exchange”), under the symbol “DGSE”. As of February 28, 2018, we had 429 record holders of our Common Stock.

The following table sets forth for the periods indicated, the per share high and low sales prices for our Common Stock as reported on the Exchange. We have not declared any dividends with respect to our Common Stock. We intend to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of Common Stock in the foreseeable future.

	2017		2016
	High	Low	High	Low

First	$1.59	$1.10	$0.63	$0.27
Second	$1.74	$1.32	$0.74	$0.46
Third	$1.72	$1.25	$1.15	$0.60
Fourth	$1.37	$0.75	$1.37	$0.71

Securities authorized for issuance under equity compensation plans.

On June 21, 2004, our shareholders approved the adoption of the 2004 Stock Option Plan (the “2004 Plan”) which reserved 1,700,000 shares of our Common Stock for issuance upon exercise of options to purchase our Common Stock. We granted options to purchase an aggregate of 1,459,634 shares of our Common Stock under the 2004 Plan to certain of our officers, directors, key employees and certain other individuals who provided us with goods and services. Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our Common Stock on the date of grant, as determined by the closing bid price for our Common Stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Plan, as of December 31, 2017, 845,634 have been exercised, 599,000 have expired, and 15,000 remain outstanding. No further issuances can be made pursuant to the 2004 Plan.

On June 27, 2006, our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”), which reserved 750,000 shares for issuance upon exercise of options to purchase our Common Stock or other stock awards. We subsequently granted options to purchase 150,000 shares of our Common Stock pursuant to the 2006 Plan, of which 100,000 have been exercised, 50,000 have expired, and none remain outstanding as of December 31, 2017.

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

On April 27, 2016, the Board awarded Matthew Peakes, the Company’s former Chief Executive Officer and Nabil J. Lopez, the Company’s former Chief Financial Officer a total of 75,000 and 50,000 RSUs, respectively, as compensation for their service as executives of the Company. For Mr. Peakes, one-fourth (or 18,750), and for Mr. Lopez, one-fourth (or 12,500) of the RSUs were to vest ratably in equal annual installments over a four year period beginning on April 27, 2017, subject to a continued status as an employee on each such date and other terms and conditions set forth in the RSU Award Agreement, dated April 27, 2016. Each vested RSU is convertible into one share of our Common Stock, par value $0.01, without additional consideration. Upon termination of service of the employee, other than by death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. As a result of his resignation effective August 15, 2016, 50,000 RSUs awarded to Mr. Lopez were forfeited. In addition to the RSU grant above for Matthew Peakes and Nabil Lopez, the compensation committee granted an additional 75,000 and 50,000, respectively, performance based RSUs to the executives that were to vest ratably over a four year period beginning April 27, 2017 if certain financial performance criteria was achieved. As a result of his resignation effective August 15, 2016, 50,000 RSUs awarded to Mr. Lopez were forfeited.

On April 27, 2017, 18,750 RSUs, one-fourth of the original 75,000 RSU grant for service dated April 27, 2016, were exercised by Matthew Peakes due to his continued employment. However, 18,750 RSUs, one-fourth of the original 75,000 RSU performance grant dated April 27, 2016, was forfeited by Matthew Peakes for not reaching certain financial performance criteria. As a result of his resignation effective June 30, 2017, 112,500 RSUs awarded to Matthew Peakes, 56,250 for his continued employment and 56,250 for performance grant were forfeited.

Subsequent to such grants, the 2006 Plan expired, as a result, no further issuances can be made pursuant to the 2006 Plan. As of December 31, 2017, there are 500 RSUs outstanding.

On December 7, 2016, our shareholders approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares for issuance pursuant to awards issued thereunder. As of December 31, 2017, no awards had been made under the 2016 Plan.

The following table summarizes options to purchase shares of Common Stock, Restricted Stock Units (“RSUs”), and Warrants outstanding as of December 31, 2017:

					Column (c ):
			Column (b):		Number of securities remaining
	Column (a):		Weighted average		available for future issuance
	Number of securities to be		exercise price of		under equity compensation
	issued upon exercise of		outstanding options/		plans excluding securities
Plan Category	options/warrants		warrants		reflected in column (a)
Equity compensation plans approved by security holders	1,015,500	(1)	0.67	(2)	-

Equity compensation plans not approved by security holders	None		0		None
	1,015,500		0.67		-

(1)	Includes 500 RSUs that were not vested as of December 31, 2017.

(2)	Weighted average exercise price does not include 500 RSUs issued to employees, management and directors of DGSE as incentive compensation for their continued services. Pursuant to the terms of individual Restricted Stock Unit Award Agreements, such RSUs will vest over time, or performance contingent upon the continued service to DGSE by the recipient. Each vested RSU may be converted into one share of Common Stock without additional consideration (other than such conversion and reduction in the number of RSUs held).

ITEM 6.	SELECTED FINANCIAL DATA.

Not required because we are a “Smaller Reporting Company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview of Fiscal 2017

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing, with the greatest impact relating to gold. The price of gold fell heavily during 2013 but has stabilized the last four years to around $1,303 per ounce as of December 31, 2017.

As seen in the previous years, the market for buying and selling of pre-owned or “scrap” gold remains low. According to the WGC, the supply of recycled gold was down an additional 4% in 2017 compared to a 5% decline during 2016, and is now at its lowest point since 2007. Scrap gold purchases have historically been a critical profit engine for all of our locations, and the downturn in this category had significant impact on our revenue, profitability in prior years.

Although the impact of the precious metals market on DGSE mirrors much of what the WGC reports on a macroeconomic level during prior years, DGSE scrap purchases rebounded in Fiscal 2017. While the precious metals industry continues to be a challenging environment for DGSE, our focus will be to continue in growing our jewelry, diamond and fine watch business, which we believe will be a growth and profit engine into the future.

As noted above, the scrap gold buying model had been in a substantial reduction in recent years, and as a result we went back to our roots: buying and selling jewelry and timepieces at exceptional prices. Scrap buying has again become a major source of how we market ourselves. The focus of our marketing and merchandising efforts in Fiscal 2016 and 2015 was growing our jewelry, diamond and watch businesses, and we had not seen the results that were anticipated. At the beginning of Fiscal 2017, we began our marketing campaign to retell our story. We continue to believe that the most successful locations will be those that can sustain our full retail “exchange” model: engaging in both buying and selling of precious metals and related merchandise, while maintaining a robust and diverse inventory across all jewelry categories and providing critical services such as watch and jewelry repair. Those locations that have historically been primarily scrap buying shops simply no longer make economic sense in the current environment. In recent years, DGSE has had many small locations spread across the DFW area in order to provide multiple scrap collection sites. We are now focusing on developing larger, full-service stores, with broad inventory offerings across all categories, while also providing value-added services that help drive retail traffic. During the first quarter of 2017, Fiscal 2016 and 2015, we closed multiple stores in DFW, one store in South Carolina, one store in Chicago, and signed leases on new locations in the western part of the DFW area and our Midtown DFW location. We will continue to focus on evolving our business across all of our markets, in an effort to drive efficiency across our geographical footprint, and maximize profitability.

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

Impairment of Long-Lived and Amortized Intangible Assets. We perform impairment evaluations of our long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on our evaluations, no impairment was required as of December 31, 2017 or 2016.

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

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2017 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of December 31, 2017 and 2016, our allowance for returns remained the same at $28,402 and $28,402, respectively.

Accounts Receivable. We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging. The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. As of December 31, 2017 and 2016, our allowance for doubtful accounts was $226,520 and $90,800, respectively.

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

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during Fiscal 2017 and Fiscal 2016, respectively.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues. Revenues from continuing operations increased by $13,668,309 or 28.3% in Fiscal 2017, to $61,994,918 compared to $48,326,609 in the prior year. Jewelry sales increased 72% compared to Fiscal 2016. Bullion sales increased approximately .4% compared to Fiscal 2016. Rare coins increased 23% compared to Fiscal 2016, and scrap sales increased 106% compared to Fiscal 2016. Our scrap business has historically been one of our largest revenue and profit drivers, and in Fiscal 2017, it once again became the driver of our business.

Gross Margin. Gross margin increased in Fiscal 2017 by $2,980,977 to $11,288,824 compared to $8,307,847 in the prior year. The increase in gross profit dollars was due to increased sales. Gross margin as a percentage of revenue was 18.2% compared to 17.2% in the prior year, due to increased margins across the board except for jewelry and bullion.

The following table represents our historical operating results by category:

	For the Years Ended
	December 31, 2017			December 31, 2016
	Revenues	Gross Margin	Margin	Revenues	Gross Margin	Margin
Jewelry	$21,276,773	$5,753,954	27.0%	$12,403,190	$3,997,011	32.2%
Bullion/Rare Coin	32,704,138	3,349,217	10.2%	31,133,785	2,542,288	8.2%
Scrap	6,249,626	1,491,121	23.9%	3,030,891	952,530	31.4%
Other	1,764,381	694,532	39.4%	1,758,743	816,018	46.4%
	$61,994,918	$11,288,824	18.2%	$48,326,609	$8,307,847	17.2%

Selling, General and Administrative. Selling, general and administrative expenses decreased $1,362,405 or 13.2% in Fiscal 2017, to $8,983,152 compared to $10,345,557 in the prior year. The overall decrease in SG&A was achieved primarily through continued efforts to reduce expenses at all levels, including store-level operating expenses, and corporate overhead. The decrease was primarily due to a combination of a decrease in rent of $314,458 from 2016 to 2017, a decrease in director’s fees by $154,323 due to board of director changes, a reduction of employee benefits of $90,624, a decrease in legal expenses of $287,068, and a decrease in advertising expenses of $81,328.

Depreciation and Amortization. Depreciation and amortization decreased by $82,972 or 21% in Fiscal 2017, to $320,744 compared to $403,716 in Fiscal 2016. This decrease was due to a decrease in assets on the books from stores closed during Fiscal 2016.

Other Income. Other income increased by $80,454 in Fiscal 2017, to $84,649 compared to $4,195 in Fiscal 2016.

Interest Expense. Interest expense decreased by $165,289 or 45% in Fiscal 2017, to $199,243 compared to $364,532 in Fiscal 2016. The decrease is due to a lower balance in trade payables to Related Entities on which DGSE pays interest. The reduction in the payables is due to the closing of the transactions contemplated by the Debt Exchange Agreement in December 2016. Interest was also reduced because of the sale of the building on Reeder road in July of 2016.

Net Income. We recorded a net income of $1,838,786 in Fiscal 2017, compared to a net loss of $4,005,814 in Fiscal 2016, an increase in net income of $5,844,600.

Liquidity and Capital Resources

During Fiscal 2017 and Fiscal 2016, cash provided by operating activities totaled $248,275 and $381,553, respectively, a decrease of $133,278. Cash provided by operating activities for the year ended December 31, 2017, was driven largely by a decrease in Accounts Payable and accrued expenses of $936,570, a decrease in Customer Deposits and Other Liabilities of $ 499,658, an increase in notes receivable of $666,722, an increase of net trade receivables of $687,793, a decrease in inventories of $786,446, and net income of $1,838,786.

During Fiscal 2017 and Fiscal 2016, cash provided by (used in) investing activities totaled ($376,837) and $1,070,218, respectively, a decrease of $1,447,055. The cash provided in 2016 was the result of a combination of property and equipment purchases primarily related to the build out of the Company’s new main store at 13022 Preston Road, Dallas, Texas, and the gross proceeds of $2,250,000 from the sale of the property located at 11311 Reeder Road, Dallas, Texas. In the current year, the cash used in the amount of ($376,837) is the combination of property and equipment purchases primarily related to the continued build out of the Company’s new main store at 13022 Preston Road, Dallas, Texas, and the purchase of a new POS system.

During Fiscal 2017 and Fiscal 2016, cash used in financing activities totaled $11,312 and $1,601,591, respectively, a decrease of $1,590,279. The decrease of cash used in financing activities during 2016 is primarily the result of the retirement of the mortgage from the sale of the building located at 11311 Reeder Road, Dallas, Texas in July of 2016.

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

We expect our capital expenditures to total approximately $50,000 during the next twelve months. These expenditures will be largely driven by the purchase of miscellaneous pieces of equipment. As of December 31, 2017, there were no commitments outstanding for capital expenditures.

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

On July 19, 2012, we entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carried an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs were included in other assets in the consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and were completely amortized as of Fiscal 2014. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of December 31, 2017 and 2016, we had outstanding balances of $0 and $0, respectively, drawn on the NTR credit facility. The NTR facility is now terminated.

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

The Texas Comptroller is currently conducting a third sales and use tax audit of our operations in Texas with respect to the period July 1, 2013 through December 31, 2016. The audit is in the final stages and we feel a resolution is forthcoming soon. We have determined through the advice of our sales tax consultant that a reserve of $70,000 should cover any assessment, penalty and interest. This reserve has been recorded as of December 31, 2017.

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

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2017, our internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2017, no changes occurred that our management believes have materially affected, or are likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2018 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2018 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2018 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2018 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2018 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Index to Exhibits

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1
3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2
3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3
3.4	Certificate of Amendment to Articles of Incorporation, dated July 15, 1986		X	8-A12G	June 23, 1999	3.4
3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5
3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6
3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0
3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	S-8	May 29, 2007	3.8
3.9	Certificate of Amendment to Articles of Incorporation, dated December 7, 2016		X	10-K	April 14, 2017	3.9
3.10	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7
3.11	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.12	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1
4.1	Specimen Common Stock Certificate		X	S-4	February 26, 2007	4.1
4.2	Warrant to Purchase Shares Of Common Stock of DGSE Companies, Inc. issued to Elemetal, LLC dated December 9, 2016		X	8-K	December 13, 2016	4.1
10.1	Lock-up Agreement, dated September 11, 2012, by and among DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.2
10.2	Form of Option Grant Agreement		X	8-K	September 16, 2011	10.4
10.3	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.5
10.4	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	September 16, 2011	10.7
10.5	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	October 28, 2011	10.2
10.6	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	July 20, 2012	10.1
10.7	Guaranty and Security Agreement, dated July 19, 2012, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC		X	8-K	July 20, 2012	10.2
10.8	Revolving Credit Note granted in favor of NTR Metals, LLC		X	8-K	July 20, 2012	10.3
10.9	Amendment to Loan Agreement and Revolving Credit Note, dated February 25, 2014, by and between the Company and NTR		X	8-K	March 5, 2014	10.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
10.10	Office Space Lease, dated January 21, 2013, by and between 15850 Holdings, LLC and the Company		X	10-K	March 27, 2014	10.21
10.11	Separation & Release of Claims Agreement dated April 17, 2014, by and between the Registrant and James J. Vierling		X	8-K	April 21, 2014	10.1
10.12	Payment Agreement, dated July 11, 2014		X	8-K	July 17, 2014	10.1
10.13	Second Amendment to Loan Agreement and Revolving Credit Note, dated January 26, 2015, by and between the Company and NTR		X	8-K	February 6, 2015	10.1
10.14	Offer Letter by and between DGSE and Matthew M. Peakes, dated September 4, 2015		X	8-K	September 11, 2015	10.1
10.15	Consulting, Separation and Release of Claims Agreement by and between DGSE and James D. Clem, dated September 4, 2015		X	8-K	September 11, 2015	10.2
10.16	Offer Letter by and between DGSE and Nabil J. Lopez, dated October 29, 2015		X	8-K	October 29, 2015	10.1
10.17	Form of Indemnification Agreement between DGSE Companies, Inc. and each Officer and director of DGSE		X	8-K	February 12, 2016	10.1
10.18	Stock Purchase Agreement by and between DGSE Companies, Inc., Elemetal, LLC and NTR Metals, LLC dated June 20, 2016		X	8-K	June 22, 2016	10.1
10.19	Registration Rights Agreement by and among DGSE Companies, Inc., Elemetal, LLC, and NTR Metals, LLC dated as of December 9, 2016		X	8-K	June 22, 2016	10.3
14.1	Business Conduct & Ethics Policy		X	10-K/A	December 19, 2012	14.1
21.1	Subsidiaries of the Registrant		X	10-K	March 27, 2014	21.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
23.1	Consent of Whitley Penn LLP	X
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

ITEM 16.	FORM 10-K SUMMARY

None

29

30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of DGSE Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DGSE Companies, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2012.

Dallas, Texas

March 21, 2018

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	2017	2016
ASSETS

Current Assets
Cash and cash equivalents	$1,272,208	$1,412,082
Trade receivables, net of allowances	767,761	245,095
Trade receivables, net of allowances, related party	39,215	40,627
Inventories	8,597,690	9,384,136
Prepaid expenses	181,392	55,029
Note receivable, current	33,862	-
Total Current Assets	10,892,128	11,136,969

Property and equipment, net	1,690,872	1,665,103
Note receivable - long term	632,860	-
Other assets	98,753	110,605
Total Assets	$13,314,613	$12,912,677

LIABILITIES

Current Liabilities
Current maturities of capital leases	$2,352	$12,590
Accounts payable-Trade	776,800	1,103,022
Accounts payable-Trade, related party	3,902,293	4,107,425
Accrued expenses	804,687	1,209,902
Customer deposits and other liabilities	72,705	572,362
Total Current Liabilities	5,558,837	7,005,301

Capital leases, less current maturities	-	1,074
Total Liabilities	5,558,837	7,006,375

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,381 and 26,905,631 shares issued and outstanding, respectively	269,244	269,056
Additional paid-in capital	40,172,677	40,162,177
Accumulated deficit	(32,686,145)	(34,524,931)
Total Stockholders' Equity	7,755,776	5,906,302
Total Liabilities and Stockholders' equity	$13,314,613	$12,912,677

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2017	2016
Revenue:
Sales	$61,994,918	$48,326,609
Cost of goods sold	50,706,094	40,018,762
Gross margin	11,288,824	8,307,847

Expenses:
Selling, general and administrative expenses	8,983,152	10,345,557
Loss from sale of building and equipment	30,325	1,156,135
Depreciation and amortization	320,744	403,716
	9,334,221	11,905,408

Operating Income (Loss)	1,954,603	(3,597,561)

Other expense (income)
Other income, net	(84,649)	(4,195)
Interest expense	199,243	364,532
	114,594	360,337

Income (loss) from operations before income taxes	1,840,009	(3,957,898)

Income tax expense	1,223	47,916

Income (loss) from operations	1,838,786	(4,005,814)

Net Income (Loss)	$1,838,786	$(4,005,814)

Basic net income (loss) per common share:
Net income (loss) from operations	$0.07	$(0.30)

Diluted net income (loss) per common share:
Net income (loss) from operations	$0.07	$(0.30)

Weighted-average number of common shares
Basic	26,918,371	13,214,835
Diluted	27,437,390	13,214,835

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	12,296,446	$122,964	$34,267,577	$(30,519,117)	$3,871,424

Stock issued to directors, officers and employees	124,040	1,240	100,542	-	101,782

Stock issued to NTR in exchange for debt settlement	5,948,560	59,486	2,379,424	-	2,438,910

Stock issued to Elemetal for settlement of payables	8,536,585	85,366	3,414,634	-	3,500,000

Net loss	-	-	-	(4,005,814)	(4,005,814)

Balance at December 31, 2016	26,905,631	$269,056	$40,162,177	$(34,524,931)	$5,906,302

Stock issued to directors, officers and employees	18,750	188	10,500	-	10,688

Net income	-	-	-	1,838,786	1,838,786

Balance at December 31, 2017	26,924,381	$269,244	$40,172,677	$(32,686,145)	$7,755,776

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$1,838,786	$(4,005,814)

Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	320,744	403,716
Bad debt expense	166,539	78,028
Stock based compensation to employees, officers, and directors	10,688	101,782
Loss on sale of property and equipment	30,325	1,156,135

Changes in operating assets and liabilities:
Trade receivables	(689,205)	(262,411)
Trade receivables, related party	1,412	128,509
Inventories	786,446	181,370
Prepaid expenses	(126,362)	51,518
Note receivable	(666,722)	-
Other assets	11,852	93,621
Accounts payable and accrued expenses	(731,438)	3,260,997
Accounts payable, related party	(205,132)	(68,612)
Customer deposits and other liabilities	(499,658)	(737,286)
Net cash provided by operating activities	248,275	381,553

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	-	2,250,000
Purchase of property and equipment	(376,837)	(1,179,782)
Net cash (used in) provided by investing activities	(376,837)	1,070,218

Cash Flows From Financing Activities:
Payments on notes payable	-	(1,589,522)
Payments on capital leases	(11,312)	(12,069)
Net cash used in financing activities	(11,312)	(1,601,591)

Cash Flows from Discontinued Operations:	-	(190,809)

Net change in cash and cash equivalents	(139,874)	(340,629)
Cash and cash equivalents, beginning of period	1,412,082	1,752,711
Cash and cash equivalents, end of period	$1,272,208	$1,412,082

Supplemental Disclosures
Cash paid during the period for:
Interest	$199,243	$364,532
Income taxes	$45,309	$47,916

Non cash activities:
Stock issued to Elemetal for settlement of payable	$-	$3,500,000
Stock issued to NTR for settlement of debt	$-	$2,438,910

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

The Company operates the business as one operating and one reportable segment under a variety of banners including Charleston Gold & Diamond Exchange and Dallas Gold & Silver Exchange. The Company’s fiscal year ends are December 31, 2017 (“Fiscal 2017”) and December 31, 2016 (“Fiscal 2016”).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the consolidated balance sheets approximate fair value.

Inventories

All inventory is valued at the lower of cost or net realizable value. The Company acquires a majority of its inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and collectibles. The Company acquires these items based on its own internal estimate of the fair market value of the items at the time of purchase. The Company considers factors such as the current spot market price of precious metals and current market demand for the items being purchased. The Company supplements these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases of new merchandise can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on the Company’s consolidated balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance. The majority of the Company’s inventory has some component of its value that is based on the spot market price of precious metals. Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of the Company’s inventory and could positively or negatively impact the profitability of the Company. The Company regularly monitors these fluctuations to evaluate any necessary impairment to its inventory.

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

Impairment of Long-Lived Assets and Amortized Intangible Assets

The Company performs impairment evaluations of its long-lived assets, including property, equipment, and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on the Company’s evaluations no impairment was required as of December 31, 2017 or 2016.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the note receivable and capital lease approximate fair value because the underlying instruments have an interest rate that reflects current market rates. None of these instruments are held for trading purposes.

Advertising Costs

Advertising costs are expensed as incurred, and amounted to $865,271 and $946,599 for Fiscal 2017 and Fiscal 2016, respectively.

Accounts Receivable

The Company’s generally low level of A/R and its historically good experience with bad debt uses an analytical approach to estimating an appropriate reserve for bad debt. While DGSE’s overall A/R is up versus 2016, most of the A/R balance is over 90 days, $583,344 out of $806,976. Past due A/R increased significantly at year end, up to $583,344 at December 31, 2017 compared to $124,704 at year end 2016.

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

By utilizing this approach, we have calculated that a reserve of $226,520 is appropriate as of December 31, 2017. DGSE has increased the reserve percentage for over 120 days accounts to 75% in 2016 vs the 50% approach in 2015 and prior. Having established this reserve, once an amount is considered to be uncollectable it is to be written off against the reserve. We will revisit the reserve periodically, but no less than annually, with the same analytical approach in order to determine if the reserve needs to be increased or decreased, based on the risk profile of open accounts receivable.

As of December 31, 2017 and 2016, DGSE’s allowance for doubtful accounts was $226,520 and $90,800, respectively.

A summary of the Allowance for Doubtful Accounts is presented below:

	December 31,
	2017	2016

Beginning balance	$90,800	$12,772
Bad debt expense (+)	166,539	78,028
Receivables written off (-)	(30,819)	-
Ending balance	$226,520	$90,800

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

The Company accounts for its position in tax uncertainties in accordance with ASC 740. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2017 and 2016.

The Company’s federal income tax returns and major state income tax returns for the years subsequent to December 31, 2013 and December 31, 2012, respectively, remain subject to examination. The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. The Company recognizes accrued interest and penalties resulting from audits by tax authorities in the provision for income taxes in the consolidated statements of operations. During Fiscal 2017 and Fiscal 2016, the Company did not incur any federal income tax interest or penalties.

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

The Company has a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. DGSE has established an allowance for estimated returns, which is based on the Company’s review of historical returns experience, and reduces the Company’s reported revenues and cost of sales accordingly. As of December 31, 2017 and 2016, DGSE’s allowance for returns was $28,402 and $28,402, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses, and amounted to $67,309 and $80,530, for 2017 and 2016, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense for Fiscal 2017 and Fiscal 2016 amounted to $10,688 and $101,782 respectively.

The following table represents our total compensation cost related to nonvested awards not yet recognized at year end December 31, 2017 and December 31, 2016:

			Number of		Number of
		Price of	shares, granted	Unrecognized	shares, granted	Unrecognized
		stock at	unvested	expense at	unvested	expense at
Date of grant	Employee	grant date	December 31, 2017	December 31, 2017	December 31, 2016	December 31, 2016

April 27, 2016	Matthew Peakes	$0.57	-	$-	150,000	$85,500
	Former CEO and President

January 23, 2014	Nabil Lopez	$2.18	-	-	500	$1,090
January 23, 2014	Steve Thomas	$2.18	-	-	500	$1,090
January 23, 2014	Jessica Moore	$2.18	-	-	500	$1,090
January 23, 2014	Robert Burnside	$2.18	250	545	250	$545
January 23, 2014	Dave Larson	$2.18	250	545	250	$545

Total cost unrecognized				$1,090		$89,860

Matthew Peakes had 18,750 RSUs vest on April 27, 2017, due to being employed by the Company on that date. Upon vesting, stock compensation cost was recognized of $10,688 in the second quarter of 2017. He resigned June 30, 2017 and all remaining RSUs, granted to him, were forfeited. Nabil Lopez, Steve Thomas, and Jessica Moore are no longer employed by the Company and forfeited their nonvested RSUs. Only 500 nonvested stock awards remain unrecognized as of December 31, 2017.

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

On July 22, 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 will not apply to inventories that are measured using either the last-in, first-out (“LIFO”) method or the retail inventory method. ASU 2015-11 is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The standard states that our inventory be valued at net realizable value when evidence exists that the net realizable value of inventory is lower than the cost. The difference shall be recognized as a loss to earnings in the period in which the devaluation occurs. We adopted this standard in the 1st quarter of 2017.

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

Note 2 – Concentration of Credit Risk

The Company maintains cash balances in financial institutions in excess of federally insured limits. Through a series of transactions beginning in 2010, Elemetal, LLC (“Elemetal”), NTR Metals, LLC (“NTR”) and Truscott Capital, LLC (“Truscott”), collectively (the “Related Entities”), became the largest shareholders of our common stock, par value $0.01 per share. Other than a certain Related Entity, the Company has no retail or wholesale customers that account for more than 10% of its revenues. During Fiscal 2017, 17% of sales and 11% of purchases were transactions with a certain Related Entity, and in Fiscal 2016 these transactions represented 25% of sales and 27% of purchases. A certain Related Entity accounted for 5% and 13% of the Company’s accounts receivable, as of December 31, 2017 and 2016, respectively. The Larson Group, LLP accounted for 10.3% and 0% of the Company’s accounts receivable, as of December 31, 2017 and 2016 respectively. The Dorado Trade Group accounted for 15.2% and 0% of the Company’s accounts receivable, as of December 31, 2017 and 2016 respectively. A certain Related Entity also accounted for 80% and 79% of the Company’s accounts payable, as of December 31, 2017 and 2016.

Note 3 – Inventories

Inventories consist of the following:

	December 31,
	2017	2016
Jewelry	$6,344,948	$7,193,126
Scrap Gold	1,512,156	885,194
Bullion	414,867	292,591
Rare Coins and Other	325,719	1,013,225
	$8,597,690	$9,384,136

Note 4 – Note Receivable

Note receivable consists of the following:

	December 31,
	2017	2016
Note receivable (1)	$666,722	$-
Sub-Total	666,722	-
Less current portion note receivable	33,862	-
Long-term note receivable	$632,860	$-

(1)	On September 22, 2017, DGSE entered into a purchase agreement with Dave Larson and the Larson Group, LLC for preowned fine Rolex watches and aftermarket Rolex accessories, the tradename “Fairchild International”, the website www.fairchildwatches.com and all telephone numbers and copyrights used solely in the operation of selling preowned Rolex watches. The purchase agreement requires a monthly payment of $4,992.89 amortized for fifteen (15) years, at a four (4) percent interest rate, with the entire outstanding loan amount and any unpaid accrued interest will be due and payable in full October 15, 2024.

Note 5 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2017	2016
Building and improvements	$1,676,942	$1,580,584
Machinery and equipment	1,518,938	1,456,314
Furniture and fixtures	563,782	570,889
	3,759,662	3,607,787
Less: accumulated depreciation	(2,068,790)	(1,942,684)

Total property and equipment	$1,690,872	$1,665,103

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

Depreciation expense was $320,744 and $403,716 for Fiscal 2017 and Fiscal 2016, respectively.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2017	2016
Capital lease (1)	$2,352	$13,664
Sub-Total	2,352	13,664
Less Current portion capital lease	2,352	12,590
Long-term debt	$-	$1,074

(1)	On April 3, 2013, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2013. The lease contract runs through May 2018 but with prior years extra payments the lease will be paid in full February 2018, then the equipment can be purchased for $1.

Maturities of DGSE’s long-term obligations over the next five years are as follows:

	Total	2018	2019	2020	2021	Thereafter
Capital lease obligation	$2,352	$2,352	$-	$-	$-	$-
Total	$2,352	$2,352	$-	$-	$-	$-

Through a series of transactions beginning in 2010, Elemetal, NTR and Truscott became the largest shareholders of our common stock, par value $0.01 per share. On December 9, 2016, DGSE and certain Related Entities closed the transactions contemplated by the Stock Purchase Agreement dated June 20, 2016 (the “Debt Exchange Agreement”) whereby DGSE issued certain Related Entities 14,485,145 shares of Common Stock for $0.41 per share in exchange for the cancellation and forgiveness of indebtedness and trade payables of $5,938,909. Also on the same date and pursuant to the Debt Exchange Agreement, DGSE issued a warrant to purchase an additional 1,000,000 shares of Common Stock at an exercise price of $0.65 per share, exercisable within two years after December 9, 2016. Following these stock issuances the Related Entities own (71.4%) of the Common Stock (excluding shares that may be purchased upon exercise of the warrant). As of March 20, 2018, Truscott beneficially owns 47.7% (excluding shares that may be purchased upon exercise of the warrant) and NTR beneficially owns 23.7% of the Common Stock.

Note 7 – Basic and Diluted Average Shares

A reconciliation of basic and diluted average common shares is as follows:

	Year Ended December 31,
	2017	2016
Basic weighted average shares	26,918,371	13,214,835
Effect of potential dilutive securities	519,019	-
Diluted weighted average shares	27,437,390	13,214,835

For the years ended December 31, 2017 and 2016, there were 1,015,500 and 1,167,000 common stock options, warrants, and Restricted Stock Units (RSUs) unexercised respectively. On October 25, 2016, 5,000,000 stock option shares expired unexercised by a Related Entity at a price of $15 a share. For the Fiscal year 2016, the options, warrants and RSU’s were not added to the diluted average shares because inclusion of such shares would be antidilutive.

Note 8 – Common Stock

In January 2014, DGSE’s Board of Directors (the “Board”) granted 112,000 RSUs to its officers and certain key employees. Each RSU is convertible into one share of Common Stock without additional payment pursuant to the terms of the Restricted Stock Unit Award Agreement, dated January 23, 2014, between the Company and each recipient (the “RSU Award Agreement”). One-fourth, or 28,000, of the RSUs vested and were exercisable as of the date of the grant, and were subsequently issued in January 2014. An additional one-fourth (calculated using the total number of RSUs at the time of grant) of the RSUs issued in January 2014 will vest and be exercisable on each subsequent anniversary of the date of grant until 100 percent of the RSUs have vested, subject to the recipient’s continued status as an employee on each such date and other terms and conditions of set forth in the RSU Award Agreement. As of December 31, 2017, 500 RSUs remain unvested.

Note 9 – Stock Options and Restricted Stock Units

On June 21, 2004, our shareholders approved the adoption of the 2004 Stock Option Plan (the “2004 Plan”), which reserved 1,700,000 shares of our Common Stock for issuance upon exercise of options to purchase our Common Stock. We granted options to purchase an aggregate of 1,459,634 shares of our Common Stock under the 2004 Plan to certain of our officers, directors, key employees and certain other individuals who provided us with goods and services. Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our Common Stock on the date of grant, as determined by the closing bid price for our Common Stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Plan, as of December 31, 2017, 845,634 have been exercised, 599,000 have expired, and 15,000 remain outstanding. No further issuances can be made pursuant to the 2004 Plan.

On June 27, 2006, our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”), which reserved 750,000 shares for issuance upon exercise of options to purchase our Common Stock or other stock awards. We subsequently granted options to purchase 150,000 shares of our Common Stock pursuant to the 2006 Plan, of which 100,000 have been exercised, 50,000 have expired, and none remain outstanding as of December 31, 2017.

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

On March 24, 2016, the Board awarded the three independent directors on the Board at that time a total of 122,040 RSUs as compensation for their Board service. One-fourth (or 30,510) of the RSUs vested and were issued on March 31, 2016. One-fourth (or 30,510) of the remaining 91,530 RSUs vested and were issued on June 30, 2016. One-fourth (or 30,510) of the remaining 61,020 RSUs vested and were issued September 30, 2016. The remaining 30,510 RSUs vested and were issued December 31, 2016. Each vested RSU converted into one share of our Common Stock, par value $0.01, without additional consideration, on the applicable vesting date.

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

On April 27, 2017, 18,750 RSUs, one-fourth of the original 75,000 RSU grant for service dated April 27, 2016, were exercised by Matthew Peakes due to his continued employment. However, 18,750 RSUs, one-fourth of the original 75,000 RSU performance grant dated April 27, 2016, were forfeited by Matthew Peakes for not reaching certain financial performance criteria. As a result of his resignation effective June 30, 2017, 112,500 RSUs awarded to Matthew Peakes, 56,250 for his continued employment and 56,250 for the performance grant were forfeited.

Subsequent to such grants, the 2006 Plan expired, as a result, no further issuances can be made pursuant to the 2006 Plan.

On December 7, 2016, our shareholders approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares for issuance pursuant to awards issued thereunder. As of December 31, 2017, no awards had been made under the 2016 Plan.

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

The following table summarizes the activity in common shares subject to options and warrants:

	Year Ended December 31,
	2017		2016
		Weighted		Weighted
		average exercise		average exercise
	Shares	price	Shares	price

Outstanding at beginning of year	1,015,000	$0.67	5,025,000	$14.95
Granted	-	-	1,000,000	0.65
Exercised	-	-	-	-
Forfeited	-	-	5,010,000	14.95

Outstanding at end of year	1,015,000	$0.67	1,015,000	$0.67

Optons exercisable at end of year	1,015,000	$0.67	1,015,000	$0.67

Information about stock options and warrants outstanding at December 31, 2017 is summarized as follows:

	Options and Warrants Outstanding and Exercisable
		Weighted average
		remaining		Weighted
		contractual life		average	Aggregate Intrinsic
Exercise price	Number outstanding	(Years)		exercise price	Value
$2.13	10,000	NA	(1)	$2.13	$-
$2.25	5,000	NA	(1)	2.25	-
$0.65	1,000,000	1		0.65	280,000

	1,015,000				$280,000

(1)	Options currently issued pursuant to the Company’s 2004 Employee Stock Option Plans have no expiration date.

The aggregate intrinsic values in the above table were based on the closing price of our Common Stock of $0.93 as of December 31, 2017.

A summary of the status of our non-vested RSU grants issued under our 2006 Plan is presented below:

	Year Ended December 31,
	2017		2016
		Weighted		Weighted
		average exercise		average exercise
	Shares	price	Shares	price

Nonvested at beginning of year	152,000	$0.56	4,000	$2.12
Granted	-	-	372,040	0.64
Vested	(18,750)	0.56	(124,040)	0.83
Forfeited	(132,750)	0.56	(100,000)	1.24

Outstanding at end of year	500	$0.56	152,000	$0.56

As a result of the expiration of the 2006 Plan, as of December 31, 2017, no further shares could be issued under the 2006 Plan. A total of 1,100,000 shares remain available for future grants pursuant to the 2016 Plan.

During 2017 and 2016, the Company recognized $10,688 and $101,782, respectively, of stock-based compensation expense attributable to employees and directors which was recorded in selling, general, and administrative expenses.

Note 10 – Sales and Use Tax

The Texas Comptroller conducted a sales and use tax audit of our operations in Texas with respect to the period December 1, 2009 through June 30, 2013 and subsequently sent us a preliminary assessment in September 2015 asserting that we owe $220,007 plus penalties and interest of $66,645 for a total payment due of $286,652. On February 21, 2017, a Compromise and Settlement Agreement was reached between DGSE and the Comptroller’s Office to pay a lump sum payment of $261,490 on or before March 23, 2017. Payment was made in full on March 2, 2017.

The Texas Comptroller is currently conducting another sales and use tax audit of our Texas operations with respect to the period July 1, 2013 through December 31, 2016. The audit is in the final stages and we feel a resolution is forthcoming soon. It has been determined, after consulting with our sales tax consultant who has been handling the audit, that a reserve of $70,000 should cover any assessment, penalty and interest which is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2017.

Note 11 – Income Taxes

The income tax provision reconciled to the tax computed at the statutory Federal rate follows:

	2017	2016

Tax Expense (Benefit) at Statutory Rate	$625,603	$(1,345,685)
Valuation Allowance (Recovery)	(570,139)	1,344,094
Non-Deductible Expenses and Other	(62,225)	1,591
Tax Reform Revaluation, Net of Valuation Allowance	(39,037)	-
State Taxes, Net of Federal Benefit	47,021	47,916
Income tax expense	$1,223	$47,916

Current	$1,223	$47,916
Deferred	-	-
Total	$1,223	$47,916

Deferred income taxes are comprised of the following:

	2017	2016
Deferred tax assets (liabilities):
Inventories	$27,122	$104,190
Stock options and other	58,050	93,985
Alternative Minimum Tax credit carryforward	1,703	24,674
Contingencies and accruals	81,907	152,846
Property and equipment	(228,460)	(214,383)
Net operating loss carryforward	7,376,283	12,174,859
Total deferred tax assets, net	$7,316,605	$12,336,171

Valuation allowance	$7,316,605	$(12,336,171)

As of December 31, 2017, the Company had $2,729,636 of net operating loss carry-forwards, related to the Superior Galleries acquisition which may be available to reduce taxable income in future years, subject to the applicable Internal Revenue Code Section 382 limitations. As of December 31, 2017, the Company had approximately $37,383,432 of net operating loss carry-forwards related to Superior Galleries’ post acquisition operating losses and other operating losses incurred by the Company’s other operations. These carry-forwards will expire, starting in 2026 if not utilized. As of December 31, 2017, the Company determined, based on consideration of all available evidence, including but not limited to historical, current and future anticipated financial results as well as applicable IRS limitation and expiration dates related to the Company’s net operating losses a full valuation allowance should be recorded for its net deferred tax assets.

The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the limitations on the deduction for interest incurred in 2018 or later of up to 70% of its taxable income for the carryforward year and the limitation of the utilization of post 2017 net operating loss carryforwards. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Tax Act, however, it has made reasonable estimates of the effects on its existing deferred tax balances. The Company does not anticipate material changes to its income tax provision as a result of the passage of the Tax Act until pre tax law change net operating losses are fully utilized or expire in 2026. The Company has remeasured certain deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The deferred tax assets of the Company were reduced by $4,529,327 as a result of this remeasurement. This change was fully offset by the corresponding change in the valuation allowance. The Company has recorded $39,037 on noncurrent receivable related to alternative minimum tax credits which are refundable under the act. The valuation allowance recorded against the alternative minimum tax credits has been reduced and a deferred tax benefit has been recognized in the provision. The Company is still analyzing certain aspects of the Tax Act, and refining its calculations, which could potentially effect the measurement of those balances or potentially give rise to new deferred tax amounts. The Company’s estimates may also be effected in the future as the Company gains a more thorough understanding of the Tax Act, and how the individual states are implementing this new law.

Note 12 – Operating Leases

The Company leases certain of its facilities under operating leases. The minimum rental commitments under non-cancellable operating leases as of December 31, 2017 are as follows:

	Total	2018	2019	2020	2021	2022	Thereafter
Operating Leases	$1,704,238	$496,886	$496,886	$417,966	$268,500	$24,000	$-

On January 21, 2013, the Company signed a lease with 15850 Holdings, LLC (an affiliate of Mr. Loftus), for 4,500 square feet of office space in North Dallas, to be used as the Company’s new corporate headquarters. The Company received free rent from April through December of 2013, and paid $7,500 from January of 2014, through the termination date of the current lease in December of 2015. The Company continued to pay this lease on a month-to-month basis until our new Midtown retail location was completed in December 2016. The building is large enough to facilitate the retail space and our corporate offices.

In November 2013, the Company signed an agreement to lease a portion of DGSE’s Reeder Road facility to an unaffiliated third party, beginning in January 2014. Under the terms of the five-year agreement DGSE was to receive $5,000 per month in base rent initially, increasing to $7,500 per month after 24 months if certain conditions were met. The lessee was also to be required to pay additional rent based on revenue it generates using the facility. On July 26, 2016, the facility was sold and no further rents payments were received.

Rent expense, net of sublease income, for Fiscal 2017 and Fiscal 2016 was $507,238 and $821,696, respectively.

Note 13 – Related-Party Transactions

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

Through a series of transactions beginning in 2010, Elemetal, NTR and Truscott became the largest shareholders of our common stock, par value $0.01 per share. A certain Related Entity has been DGSE’s primary refiner and bullion trading partner. In Fiscal 2017, 17% of sales and 11% of purchases were transactions with a certain Related Entity, and in the same period of Fiscal 2016, these transactions represented 25% of DGSE’s sales and 27% of DGSE’s purchases. On December 9, 2016, DGSE and a certain Related Entity closed the transactions contemplated by the Debt Exchange Agreement whereby DGSE issued a certain Related Entity 8,536,585 shares of its common stock and a warrant to purchase an additional 1,000,000 shares to be exercised within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to a certain Related Entity as a result of bullion-related transactions. As of December 31, 2017, the Company was obligated to pay $3,902,293 to the certain Related Entity as a trade payable, and had a $39,215 receivable from the certain Related Entity. As of December 31, 2016, the Company was obligated to pay $4,107,425 to the certain Related Entity as a trade payable, and had a $40,627 receivable from the certain Related Entity. For the year ended December 31, 2017 and 2016, the Company paid the Related Entities $199,243 and $240,004, respectively, in interest on the Company’s outstanding payable.

On July 19, 2012, the Company entered into the Loan Agreement with a certain Related Entity, pursuant to which the Related Entity agreed to provide the Company with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after DGSE receives notice from the certain Related Entity demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or, (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, DGSE granted a security interest in the respective personal property of each of its subsidiaries. The loan carried an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by DGSE pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, N.A., and additional proceeds were used as working capital in the ordinary course of business. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with the certain Related Entity, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017. On December 9, 2016, DGSE and the certain Related Entity closed the transactions contemplated by the Debt Exchange Agreement whereby DGSE issued the certain Related Entity 5,948,560 shares of common stock in exchange for the cancellation and forgiveness of the loan principal and accrued interest totaling $2,438,909. As of December 31, 2017 and 2016, the outstanding balance of the certain Related Entity loan was $0 and $0 respectively. In the year ended December 31, 2017 and 2016, the Company paid the certain Related Entity $0 and $43,723, respectively, in interest on the Company’s line of credit.

In April 2013, DGSE moved its principal corporate offices to 15850 Dallas Parkway, Suite 140, Dallas, Texas. This property is owned by an affiliate of a certain Related Entity. DGSE leased space in the building subject to a lease that expired in December 2015. The Company continued to pay this lease on a month-to-month basis with no increase in the rent until our new Midtown retail location was completed in December 2016. Midtown location is large enough to facilitate the retail space and our corporate offices. For the year ended December 31, 2017 and 2016, the Company recognized rent expense of $0 and $90,000, respectively, related to this lease.

Note 14 – Defined Contribution Plan

The Company sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan covers substantially all employees who have completed one month of service. Participants can contribute up to 15 percent of their annual salary subject to Internal Revenue Service limitations. The Company did not contribute to the plan during Fiscal 2017 and Fiscal 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE COMPANIES, INC.

By:	/s/ JOHN R. LOFTUS	Dated: March 21, 2018
John R. Loftus
Chairman of the Board,
Chief Executive Officer,
(Principal Executive Officer)
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN R. LOFTUS	Dated: March 21, 2018
John R. Loftus
Chairman of the Board,
Chief Executive Officer,
(Principal Executive Officer)
President

By:	/s/ BRET A. PEDERSEN	Dated: March 21, 2018
Bret A. Pedersen
Chief Financial Officer
(Principal Accounting Officer)

By:	/s/ JOEL S. FRIEDMAN	Dated: March 21, 2018
Joel S. Friedman
Director

By:	/s/ ALEXANDRA C. GRIFFIN	Dated: March 21, 2018
Alexandra C. Griffin
Director

By:	/s/ JIM R. RUTH	Dated: March 21, 2018
Jim R. Ruth
Director