Form 10-Q
period 2018-03-31
DGSE COMPANIES INC
filed 2018-05-11
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2018:

Class	Outstanding
Common stock, $0.01 par value per share	26,924,381

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$903,113	$1,272,208
Trade receivables, net of allowances	1,055,415	767,761
Trade receivables, related party	-	39,215
Inventories	8,600,881	8,597,690
Prepaid expenses	369,678	181,392
Note receivable, current	34,201	33,862
Total current assets	10,963,288	10,892,128

Property and equipment, net	1,647,149	1,690,872
Note receivable, long term	624,197	632,860
Other assets	59,715	98,753

Total assets	$13,294,349	$13,314,613

LIABILITIES
Current Liabilities:
Current maturities of capital leases	$1,172	$2,352
Accounts payable - trade	628,127	776,800
Accounts payable - trade, related party	3,689,677	3,902,293
Accrued expenses	645,227	804,687
Customer deposits and other liabilities	228,162	72,705
Total current liabilities	5,192,365	5,558,837

Total liabilities	5,192,365	5,558,837

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 60,000,000 shares authorized 26,924,381 and 26,924,381 shares issued and outstanding	269,244	269,244
Additional paid-in capital	40,172,677	40,172,677
Accumulated deficit	(32,339,937)	(32,686,145)
Total stockholders’ equity	8,101,984	7,755,776

Total liabilities and stockholders’ equity	$13,294,349	$13,314,613

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenue
Sales	$14,055,872	$15,123,845
Cost of goods sold	11,553,866	12,629,604
Gross margin	2,502,006	2,494,241

Expenses:
Selling, general and administrative expenses	2,008,667	2,118,833
Depreciation and amortization	89,752	85,242
	2,098,419	2,204,075

Operating income	403,587	290,166

Other (income) expense:
Other (income) expense, net	(23,959)	4,931
Interest expense	46,882	49,840
	22,923	54,771

Income before income taxes	380,664	235,395

Income tax expense	34,456	15,859

Net income	$346,208	$219,536

Basic net income per common share:	$0.01	$0.01

Diluted net income per share:	$0.01	$0.01

Weighted-average number of common shares
Basic	26,924,381	26,905,631
Diluted	27,233,980	27,416,909

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Cash Flows From Operating Activities
Net income	$346,208	$219,536

Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation and amortization	89,752	85,242
Loss on sale of equipment	40,045	-

Changes in operating assets and liabilities:
Trade recivables, net	(209,217)	24,413
Trade receivables, related party, net	(39,215)	67,985
Inventories	(3,190)	(156,391)
Prepaid expenses	(188,287)	(264,297)
Note receivable	8,317	-
Other assets	39,038	30,526
Accounts payable and accrued expenses	(308,133)	(858,148)
Accounts payable, related party	(212,616)	(153,411)
Customer deposits and other liabilities	155,458	92,728

Net cash used in operating activities	(281,840)	(911,817)

Cash Flows From Investing Activities:
Purchase of property and equipment	(86,074)	(33,750)
Net cash used in investing activities	(86,074)	(33,750)

Cash Flows From Financing Activities:
Payments on capital lease obligations	(1,181)	(4,287)
Net cash used in financing activities	(1,181)	(4,287)

Net change in cash and cash equivalents	(369,095)	(949,854)
Cash and cash equivalents, beginning of period	1,272,208	1,412,082
Cash and cash equivalents, end of period	$903,113	$462,228

Supplemental Disclosures:
Cash paid during the period for:
Interest	$46,882	$49,840
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The consolidated interim financial statements of DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (such fiscal year, “Fiscal 2017” and such Annual Report on Form 10-K, the “Fiscal 2017 10-K”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year’s consolidated financial statements to conform to the current year presentation.

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

(3) Critical Accounting Policies and Estimates

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, trade receivables, accounts payable, accounts payable related party and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for the Company’s capital lease approximates fair value because the underlying instrument has an interest rate with current market rates. This instrument is not held for trading purposes.

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

Recent Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The guidance requires entities to recognize revenue using the following five-step model: identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue as the entity satisfies each performance obligation. Adoption of this standard could result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. The guidance was effective for annual and interim reporting periods beginning after December 15, 2017.

On January 1, 2018 we adopted ASU 2014-09 using the full retrospective method. The Copmany completed its review of its material revenue streams and determined that there will be no impact to its consolidated financial statements, results of operations or liquidity. When comparing the Company’s current revenue recognition to the new applied revenue recognition under Accounting Standards Codification (“ASC”) 606, there was no change to the amount or timing of revenue recognized. Therefore, no quantitative adjustment was required to be made to the prior periods presented on the unaudited condensed consolidated financial statements after the adoption of ASC 606.

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

(4) Inventories

A summary of inventories is as follows:

	March 31, 2018	December 31, 2017

Jewelry	$6,818,262	$6,344,948
Scrap gold	1,112,262	1,512,156
Bullion	355,916	414,867
Rare coins and Other	314,441	325,719

	$8,600,881	$8,597,690

(5) Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares for the three months ended March 31, 2018 and 2017 is as follows:

	For the Three Months Ended March 31,
	2018	2017

Basic weighted average shares	26,924,381	26,905,631
Effect of potential dilutive securities	309,599	511,278
Diluted weighted average shares	27,233,980	27,416,909

For the three months ended March 31, 2018 and 2017 there were 1,015,500 and 1,148,250 common share options, warrants, and Restricted Stock Units (RSU’s) unexercised respectively.

(6) Long-Term Debt

	Outstanding Balance
	March 31,	December 31,	Current
	2018	2017	Interest Rate	Maturity
Capital leases (1)	$1,172	$2,352	4.20%	May 1, 2018
Sub-Total	1,172	2,352
Less: Current maturities of capital leases	1,172	2,352
Long term debt, less current maturities	$-	$-

(1)	On April 3, 2011, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2011. At the end of the lease in May 2018, the equipment can be purchased for $1.

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

Stock-based compensation expense for the three months ended March 31, 2018 and 2017 was $0 and $0, respectively.

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

Through a series of transactions beginning in 2010, Elemetal, NTR and Truscott (“Related Entities”) became the largest shareholders of our common stock, par value $0.01 per share. A certain Related Entity has been DGSE’s primary refiner and bullion trading partner. In the three months ended March 31, 2018, 10% of sales and 2% of purchases were transactions with a certain Related Entity, and in the same period of 2017, these transactions represented 28% of DGSE’s sales and 24% of DGSE’s purchases. On December 9, 2016, DGSE and a certain Related Entity closed the transactions contemplated by the Debt Exchange Agreement whereby DGSE issued a certain Related Entity 8,536,585 shares of its common stock and a warrant to purchase an additional 1,000,000 shares to be exercised within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to a certain Related Entity as a result of bullion-related transactions. As of March 31, 2018, the Company was obligated to pay $3,689,677 to the certain Related Entity as a trade payable, and had a $0 receivable from the certain Related Entity. As of December 31, 2017, the Company was obligated to pay $3,902,293 to the certain Related Entity as a trade payable, and had a $39,215 receivable from the certain Related Entity. For the three months ended March 31, 2018 and 2017, the Company paid the Related Entities $46,882 and $49,840, respectively, in interest on the Company’s outstanding payable.

(9) Sales and Use Tax

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

The Texas Comptroller conducted another sales and use tax audit of our Texas operations with respect to the period July 1, 2013 through December 31, 2016. The audit was finalized and a determination was made on April 2, 2018, that we owed a total of $17,294, which includes interest and penalties. An initial reserve of $70,000 was established at December 31, 2017 to cover any liability. That reserve was reduced to the amount owed of $17,294 for the accompanying consolidated balance sheet as of March 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2017 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing which rise and fall based upon global supply and demand dynamics, with the greatest impact relating to gold. The price of gold rebounded during 2017 to end at $1,303 an ounce, at year end according to the London PM Fix. The increase produced a 14% net gain in gold prices from December 31, 2016 to December 31, 2017. The volatility was still prevalent during the year but the general overall trend was upward during Fiscal 2017. Gold prices stabilized during the first quarter of 2018 closing at $1,324 at March 31, 2018.

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

The following table represents our historical operating results by categories:

	Three Months Ended March 31,
	2018			2017
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$5,299,962	$1,596,620	30.1%	$4,586,936	$1,350,370	29.4%
Bullion/Rare Coin	7,099,751	553,781	7.8%	8,866,561	799,079	9.0%
Scrap	1,283,644	209,484	16.3%	1,277,724	203,732	15.9%
Other	372,515	142,121	38.2%	392,624	141,060	35.9%
	$14,055,872	$2,502,006	17.8%	$15,123,845	$2,494,241	16.5%

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Revenues. Revenues related to continuing operations decreased by $1,067,973 or 7%, during the three months ended March 31, 2018, to $14,055,872, as compared to $15,123,845 during the same period in 2017. Jewelry sales increased 16% and Scrap sales were up slightly, offset by a decrease in bullion/rare coin by 20% and Other sales were down slightly, compared with the prior year quarter.

Gross Profit. For the three months ended March 31, 2018, gross profit increased by $7,765, to $2,502,006 as compared to $2,494,241 during the same period in 2017. The increase in gross profit dollars was due primarily to increased jewelry gross profit. As a percentage of revenue, total gross margin increased to 17.8% compared to 16.5% in the same period for the prior year.

Selling, General and Administrative Expenses. For the three months ended March 31, 2018, Selling, General and Administrative (“SG&A”) expenses decreased by $110,166, or 5%, to $2,008,667, as compared to $2,118,833 during the same period in 2017. The decrease in SG&A was achieved through efforts to reduce expenses at all levels, including store-level operating expenses, and corporate overhead.

Depreciation and Amortization. For the three months ended March 31, 2018, depreciation and amortization expense was $89,752 compared to $85,242 for the same period in 2017, an increase of $4,510, or 5%. The increase in depreciation is primarily associated with assets that were added to leasehold improvements.

Interest Expense. For the three months ended March 31, 2018, interest expense was $46,882, a decrease of $2,958, or 6%, compared to $49,840 during the same period in 2017. The decrease is primarily due to the continual pay down of the accounts payable, related party outstanding balance of $3,689,677.

Liquidity and Capital Resources

During the three months ended March 31, 2018 and 2017, cash flows used in operating activities totaled $281,840 and $911,817, respectively, a decrease of $629,977. Cash used in operating activities for the three months ended March 31, 2018, was driven largely by the reduction of accounts payable and accrued expenses of $520,749, the increase of prepaid expenses of $188,287, and the decrease in trade receivables of $248,432, offset by an increase in customer deposits and other liabilities of $155,458, and net income from continuing operations of $346,208. Cash used in operating activities for the three months ended March 31, 2017, was driven largely by the reduction of accounts payable and accrued expenses of $1,011,559, the increase of prepaid expenses of $264,297, and the increase in inventories of $156,391, offset by the increase in customer deposits and other liabilities of $92,728, a reduction of trade account receivables of $ 92,398 and the net income from operations of $219,536 .

During the three months ended March 31, 2018 and 2017, cash flows used in investing activities totaled $86,074 and $33,750, respectively, an increase of $52,324. The use of cash in investing activities during the three months ended March 31, 2018 was the result of the continuing buildout expenses to the Midtown location at 13022 Preston Road, Dallas, Texas.

During the three months ended March 31, 2018 and 2017, cash flows used in financing activities totaled $1,181 and $4,287 respectively, a reduction of $3,106. The use of cash in financing activities during the period ending March 31, 2018 and 2017 was primarily the result of payments on capital lease obligations.

We expect our capital expenditures to total approximately $25,000 during the next twelve months. These expenditures will be largely driven by the purchase of additional components of our new point-of-sale system. The new point-of-sale system was designed and built specifically for DGSE and rolled out April 1, 2018. As of March 31, 2018, there were no commitments outstanding, except for the POS system, for capital expenditures.

We have historically renewed, extended or replaced short-term debt as it matures and management believes that we will be able to continue to do so in the near future.

From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes that if additional working capital is required, additional loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted in order to meet unforeseen working capital requirements

The Texas Comptroller conducted a sales and use tax audit of our operations in Texas with respect to the period December 1, 2009 through June 30, 2013 and subsequently sent us a preliminary assessment in September 2015 asserting that we owe $220,007 plus penalties and interest of $66,645 for a total payment due of $286,652. On February 21, 2017, a Compromise and Settlement Agreement was reached between DGSE and the Comptroller’s Office to pay a lump sum payment of $261,490 on or before March 23, 2017. Payment was made in full on March 2, 2017.

The Texas Comptroller conducted another sales and use tax audit of our Texas operations with respect to the period July 1, 2013 through December 31, 2016. The audit was finalized and a determination was made on April 2, 2018, that we owed a total of $17,294, which includes interest and penalties. An initial reserve of $70,000 was established at December 31, 2017 to cover any liability. That reserve was reduced to the amount owed of $17,294 for the accompanying consolidated balance sheet as of March 31, 2018

Off-Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, conducted an evaluation, as of the end of the period covered by the Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2018, the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in that the reports that we file or submit under the Exchange Act and are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In addition to what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, the Texas Comptroller conducted a sales and use tax audit of our Texas operations with respect to the period July 1, 2013 through December 31, 2016. The audit was finalized and a determination was made on April 2, 2018, that we owed a total of $17,294, which includes interest and penalties. An initial reserve of $70,000 was established at December 31, 2017 to cover any liability. That reserve was reduced to the amount owed of $17,294 for the accompanying consolidated balance sheet as of March 31, 2018.

ITEM 1A. RISK FACTORS.

Because we are a “smaller reporting company”, we are not required to disclose the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	S-8	May 29, 2007	3.8

3.9	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7

3.10	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1

3.11	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1

3.12	Certificate of Amendment to Articles of Incorporation, dated December 7, 2016		X	10-K	April 14, 2017	3.9

4.1	Specimen Common Stock Certificate		X	S-4	February 26, 2007	4.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number

4.2	Warrant to Purchase Shares of Common Stock of DGSE Companies, Inc. issued to Elemetal, LLC dated December 9, 2016		X	8-K	December 13, 2016	4.1

10.1	Lock-up Agreement, dated September 11, 2012, by and among DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.2

10.2	Form of Option Grant Agreement		X	8-K	September 16, 2011	10.4

10.3	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.5

10.4	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	September 16, 2011	10.7

10.5	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	October 28, 2011	10.2

10.6	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	July 20, 2012	10.1

10.7	Guaranty and Security Agreement, dated July 19, 20123, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC		X	8-K	July 20, 2012	10.2

10.8	Revolving Credit Note granted in favor of NTR Metals, LLC		X	8-K	July 20, 2012	10.3

10.9	Amendment to Loan Agreement and Revolving Credit Note, dated February 25, 2014, by and between the Company and NTR		X	8-K	March 5, 2014	10.1

10.10	Office Space Lease, dated January 21, 2013, by and between 15850 Holdings LLC and the Company		X	10-K	March 27, 2014	10.21

10.11	Separation & Release of Claims Agreement dated April 17, 2014, by and between the Registrant and James Vierling		X	8-K	April 21, 2014	10.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number

10.12	Payment Agreement, dated July 11, 2014		X	8-K	July 17, 2014	10.1

10.13	Second Amendment to Loan Agreement and Revolving Credit Note, dated January 26, 2015, by and between the Company and NTR		X	8-K	February 6, 2015	10.1

10.14	Offer Letter by and between DGSE and Matthew M. Peakes, dated September 4, 2015		X	8-K	September 11, 2015	10.1

10.15	Consulting, Separation and Release of Claims Agreement by and between DGSE and James D. Clem, dated September 4, 2015		X	8-K	September 11, 2015	10.2

10.16	Offer Letter by and between DGSE and Nabil J. Lopez, dated October 29, 2015		X	8-K	October 29, 2015	10.1

10.17	Form of Indemnification Agreement between DGSE Companies, Inc. and each executive officer and director of DGSE		X	8-K	February 12, 2016	10.1

10.18	Stock Purchase Agreement by and between DGSE Companies, Inc., Elemetal, LLC and NTR Metals, LLC dated June 20, 2016		X	8-K	June 22, 2016	10.1

10.19	Registration Rights Agreement by and among DGSE Companies, Inc., Elemetal, LLC, and NTR Metals, LLC dated as of December 9, 2016		X	8-K	June 22, 2016	10.3

14.1	Business Conduct & Ethics Policy		X	10-K/A	December 19, 2012	14.1

21.1	Subsidiaries of the Registrant		X	10-K	March 27, 2014	21.1

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE COMPANIES, INC. (Registrant)

Date: May 11, 2018	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2018		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)

