Form 10-Q
period 2018-06-30
DGSE COMPANIES INC
filed 2018-08-14
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2018:

Class	Outstanding
Common stock, $0.01 par value per share	26,924,381

DGSE COMPANIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$897,246	$1,272,208
Trade receivables, net of allowances	696,924	767,761
Trade receivables, related party	-	39,215
Inventories	9,422,631	8,597,690
Prepaid expenses	237,620	181,392
Note receivable, current	34,544	33,862
Total current assets	11,288,965	10,892,128

Property and equipment, net	1,406,750	1,690,872
Note receivable, long term	621,012	632,860
Intangible assets, net	212,417	-
Other assets	67,087	98,753

Total assets	$13,596,231	$13,314,613

LIABILITIES
Current Liabilities:
Current maturities of capital leases	$-	$2,352
Accounts payable - trade	612,107	776,800
Accounts payable - trade, related party	3,378,960	3,902,293
Accrued expenses	635,704	804,687
Customer deposits and other liabilities	593,298	72,705
Total current liabilities	5,220,069	5,558,837

Total liabilities	5,220,069	5,558,837

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 60,000,000 shares authorized 26,924,381 and 26,924,381 shares issued and outstanding	269,244	269,244
Additional paid-in capital	40,172,677	40,172,677
Accumulated deficit	(32,065,759)	(32,686,145)
Total stockholders’ equity	8,376,162	7,755,776

Total liabilities and stockholders’ equity	$13,596,231	$13,314,613

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Sales	$12,733,262	$16,746,927	$26,789,135	$31,870,772
Cost of goods sold	10,542,784	13,933,294	22,096,650	26,562,897
Gross margin	2,190,478	2,813,633	4,692,485	5,307,875

Expenses:
Selling, general and administrative expenses	1,773,912	2,436,754	3,813,947	4,555,586
Depreciation and amortization	87,732	92,534	177,484	177,776
	1,861,644	2,529,288	3,991,431	4,733,362

Operating income	328,834	284,345	701,054	574,513

Other (income) expense:
Other (income) expense, net	3,030	(19,639)	(52,295)	(14,658)
Interest expense	45,648	49,365	92,530	99,205
	48,678	29,726	40,235	84,547

Income before income taxes	280,156	254,619	660,819	489,966

Income tax expense (benefit)	5,977	(10,531)	40,433	5,328

Net income	$274,179	$265,150	$620,386	$484,638

Basic net income per common share:	$0.01	$0.01	$0.02	$0.02

Diluted net income per common share:	$0.01	$0.01	$0.02	$0.02

Weighted-average number of common shares
Basic	26,924,381	26,919,024	26,924,381	26,912,364
Diluted	27,091,298	27,372,045	27,167,620	27,373,569

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

Cash Flows From Operating Activities
Net income	$620,386	$484,638
Adjustments to reconcile income from operations to net cash used in operating activities:
Depreciation and amortization	177,484	177,776
Stock based compensation to employees, officers and directors	-	10,688
Loss on sale of equipment	40,045	-

Changes in operating assets and liabilities:
Trade recivables, net	70,837	(194,127)
Trade receivables, net of allowances, related party	39,215	16,546
Inventories	(824,941)	204,596
Note Receivable	11,166	-
Prepaid expenses	(56,228)	(262,895)
Other Assets	31,665	30,526
Accounts payable and accrued expenses	(333,674)	(1,141,256)
Accounts payable - trade, related party	(523,333)	31,005
Customer deposits and other liabilities	520,593	(203,617)

Net cash used in operating activities	(226,785)	(846,120)

Cash Flows From Investing Activities:
Purchase of property and equipment	(118,825)	(94,521)
Purchase of intangible asset	(27,000)	-
Net cash used in investing activities	(145,825)	(94,521)

Cash Flows From Financing Activities:
Payments on capital lease obligations	(2,352)	(4,357)
Net cash used in financing activities	(2,352)	(4,357)

Net change in cash and cash equivalents	(374,962)	(944,998)
Cash and cash equivalents, beginning of period	1,272,208	1,412,082
Cash and cash equivalents, end of period	$897,246	$467,084

Supplemental Disclosures:
Cash paid during the period for:
Interest	$92,530	$99,205
Income taxes	$20,025	$-

Non cash activities:
Transfer of fixed assets to intangible assets	$204,000	$-

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

Note 4 - Inventories

A summary of inventories is as follows:

	June 30,	December 31,
	2018	2017

Jewelry	$6,874,941	$6,344,948
Scrap gold	1,576,420	1,512,156
Bullion	430,155	414,867
Rare coins and Other	541,115	325,719

	$9,422,631	$8,597,690

Note 5 - Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares for the three and six months ended June 30, 2018 and 2017 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Basic weighted average shares	26,924,381	26,919,024	26,924,381	26,912,364
Effect of potential dilutive securities	166,917	453,021	243,239	461,205
Diluted weighted average shares	27,091,298	27,372,045	27,167,620	27,373,569

For the three and six months ended June 30, 2018 and 2017, there were 1,015,000 and 1,015,000 of common share options, warrants, and Restricted Stock Units (RSU’s) unexercised respectively.

Note 6 - Long-Term Debt

	Outstanding Balance
	June 30,	December 31,	Current
	2018	2017	Interest Rate	Maturity
Capital lease (1)	$-	$2,352	4.20%	May 1, 2018
Sub-Total	-	2,352
Less: Current maturities of capital lease	-	2,352
Capital lease obligation, less current maturities	$-	$-

(1)	On April 3, 2011, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2011. At the end of the lease in May 2018, the equipment was purchased for $1.

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

Stock-based compensation expense for the three months ended June 30, 2018 and 2017 was $0 and $10,688 respectively, and stock based compensation expense for the six months ended June 30, 2018 and 2017 was $0 and $10,688, respectively, relating to employee and director RSUs, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Through a series of transactions beginning in 2010, Elemetal, NTR and Truscott (“Related Entities”) became the largest shareholders of our common stock, par value $0.01 per share. A certain Related Entity has been DGSE’s primary refiner and bullion trading partner. For the six months ended June 30, 2018, 13% of sales and 3% of purchases were transactions with a certain Related Entity, and in the same period of 2017, these transactions represented 26% of DGSE’s sales and 22% of DGSE’s purchases. On December 9, 2016, DGSE and a certain Related Entity closed the transactions contemplated by the Debt Exchange Agreement whereby DGSE issued a certain Related Entity 8,536,585 shares of its common stock and a warrant to purchase an additional 1,000,000 shares to be exercised within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to a certain Related Entity as a result of bullion-related transactions. As of June 30, 2018, the Company was obligated to pay $3,378,960 to the certain Related Entity as a trade payable, and had a $0 receivable from the certain Related Entity. As of December 31, 2017, the Company was obligated to pay $3,902,293 to the certain Related Entity as a trade payable, and had a $39,215 receivable from the certain Related Entity. For the six months ended June 30, 2018 and 2017, the Company paid the Related Entities $92,530 and $99,205 respectively, in interest on the Company’s outstanding payable.

Note 9 – Sales and Use Tax

The Texas Comptroller conducted a sales and use tax audit of our Texas operations with respect to the period July 1, 2013 through December 31, 2016. The audit was finalized and a determination was made on April 2, 2018, that we owed a total of $17,294, which includes interest and penalties. An initial reserve of $70,000 was established at December 31, 2017 to cover any liability. That reserve was reduced to the amount owed of $17,294 for the accompanying consolidated balance sheet as of March 31, 2018. The balance due of $17,294 was paid in full on April 4, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2017 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made, to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing which rise and fall based upon global supply and demand dynamics, with the greatest impact relating to gold. The price of gold rebounded during 2017 to end at $1,303 an ounce, at year end according to the London PM Fix. The increase produced a 14% net gain in gold prices from December 31, 2016 to December 31, 2017. The volatility was still prevalent during the year but the general overall trend was upward during Fiscal 2017. Gold prices stabilized during the first quarter of 2018 but has given up some of the gains made in 2017 closing at $1,250 an ounce, at quarter ending June 30, 2018, showing a 4% net loss for the first six months of the year.

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

The following table represents our historical operating results by categories:

	Three Months Ended June 30,
	2018			2017
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$4,525,109	$1,020,470	22.6%	$6,443,443	$1,353,208	21.0%
Bullion/Rare Coin	6,608,590	847,585	12.8%	8,372,685	817,691	9.8%
Scrap	1,181,941	233,887	19.8%	1,565,839	549,886	35.1%
Other	417,622	88,536	21.2%	364,960	92,848	25.4%
	$12,733,262	$2,190,478	17.2%	$16,746,927	$2,813,633	16.8%

	Six Months Ended June 30,
	2018			2017
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$9,825,072	$2,617,091	26.6%	$11,030,378	$2,415,483	21.9%
Bullion/Rare Coin	13,708,341	1,401,366	10.2%	17,239,248	1,616,772	9.4%
Scrap	2,465,585	443,371	18.0%	2,843,563	753,618	26.5%
Other	790,137	230,657	29.2%	757,583	522,002	68.9%
	$26,789,135	$4,692,485	17.5%	$31,870,772	$5,307,875	16.7%

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Revenues. Revenues declined by $4,013,665 or 24%, during the three months ended June 30, 2018, to $12,733,262, as compared to $16,746,927 during the same period in 2017. Bullion/rare coin, jewelry and scrap sales declined approximately 21%, 30% and 25%, respectively, compared to the prior year quarter. Other sales increased approximately 14%, compared to the prior year quarter. Revenues declined for the quarter ending June 30, 2018, compared to the quarter ending June 30, 2017, primarily due to falling wholesale revenue. During the prior year we were establishing our wholesale customers and those customers were stocking up on merchandise for their inventory. This year we still have the wholesale customers but they purchase as needed.

Gross Profit. For the three months ended June 30, 2018, gross profit declined by $623,155, or 22%, to $2,190,478, as compared to $2,813,633 during the same period in 2017. The decrease in gross profit was due to a decrease in sales and sales mix. Gross margin as a percentage of revenue increased to 17.2% compared to 16.8% during the same period for the prior year.

Selling, General and Administrative Expenses. For the three months ended June 30, 2018, Selling, General and Administrative (“SG&A”) expenses decreased by $662,842, or 27%, to $1,773,912, as compared to $2,436,754 during the same period in 2017. The decrease in SG&A was achieved through continued efforts to reduce expenses at all levels, including store-level operating expenses and corporate overhead.

Depreciation and Amortization. For the three months ended June 30, 2018, depreciation and amortization expense was $87,732 compared to $92,534 for the same period in 2017, a decrease of $4,802 or 5%.

Interest Expense. For the three months ended June 30, 2018, interest expense was $45,648, a decrease of $3,717, or 8%, compared to $49,365 during the same period in 2017. The decrease is due to the continual pay down of the accounts payable, related party outstanding balance of $3,378,960.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Revenues. Revenues declined by $5,081,637, or 16%, during the six months ended June 30, 2018, to $26,789,135, as compared to $31,870,772 during the same period in 2017. Bullion/rare coin, jewelry and scrap sales declined approximately 20%, 11% and 13%, respectively, compared to the six months ended June 30, 2017. Other sales increased approximately 4%, compared to the prior year six months. Revenues declined for the six months ending June 30, 2018, compared to the quarter ending June 30, 2017, primarily due to falling wholesale revenue. During the prior year we were establishing our wholesale customers and those customers were stocking up on merchandise for their inventory. This year we still have the wholesale customers but they purchase as needed.

Gross Profit. For the six months ended June 30, 2018, gross profit declined by $615,390, or 12%, to $4,692,485, as compared to $5,307,875 during the same period in 2017. The decrease in gross profit was due to a decrease in sales and sales mix. As a percentage of revenue, gross margin increased to 17.5% compared to 16.7% in the same period compared to the prior year. An increase in the margin for bullion/rare coins and jewelry and was offset by a decline in margin for scrap and other sales during the six months ending June 30, 2018.

Selling, General and Administrative Expenses. For the six months ended June 30, 2018, Selling, General and Administrative (“SG&A”) expenses decreased by $741,639, or 16%, to $3,813,947, as compared to $4,555,586 during the same period in 2017. The decrease in SG&A was achieved through continued efforts to reduce expenses at all levels, including store-level operating and corporate overhead expenses.

Depreciation and Amortization. For the six months ended June 30, 2018, depreciation and amortization expense was $177,484 compared to $177,776 for the same period in 2017.

Interest Expense. For the six months ended June 30, 2018, interest expense was $92,530, a decrease of $6,675, or 7%, compared to $99,205 during the same period in 2017. The decrease is due to the continual pay down of the accounts payable, related party outstanding balance of $3,378,960.

Liquidity and Capital Resources

During the six months ended June 30, 2018 and 2017, cash flows used in operating activities totaled $226,785 and $846,120, respectively, a decrease of $619,335. Cash used in operating activities for the six months ended June 30, 2018, was driven largely by a reduction of accounts payable - trade, related party of $523,333, accounts payable and accrued expenses of $333,674, and the increase of inventory by $824,941, offset by the increase of customer deposits and other liabilities of $520,593, the decrease in trade receivables by $110,052, and the net income, without depreciation and amortization, of $797,870.

During the six months ended June 30, 2018 and 2017, cash flows used in investing activities totaled $145,825 and $94,521, respectively, an increase of $51,304. The use of cash in investing activities during the six months ended June 30, 2018 was the result of the continuing buildout expenses to the Midtown location at 13022 Preston Road, Dallas, Texas, continued payment on a new POS system and new signage.

During the six months ended June 30, 2018 and 2017, cash flows used in financing activities totaled $2,352 and $4,357, respectively, a decrease of $2,005. The use of cash in financing activities for the six months ending June 30, 2018 is the result of the final payments on our capital lease obligation. The six months ending June 30, 2017, was the result of the pay down on the same capital lease obligation.

We expect our capital expenditures to total approximately $50,000 during the next twelve months. These expenditures will be largely driven by the purchase of a new equipment to replace older outdated equipment.

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

The Texas Comptroller conducted a sales and use tax audit of our Texas operations with respect to the period July 1, 2013 through December 31, 2016. The audit was finalized and a determination was made on April 2, 2018, that we owed a total of $17,294, which includes interest and penalties. An initial reserve of $70,000 was established at December 31, 2017 to cover any liability. That reserve was reduced to the amount owed of $17,294 for the accompanying consolidated balance sheet as of March 31, 2018. The balance due of $17,294 was paid in full on April 4, 2018.

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

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended June 30, 2018, there has been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Texas Comptroller conducted a sales and use tax audit of our Texas operations with respect to the period July 1, 2013 through December 31, 2016. The audit was finalized and a determination was made on April 2, 2018, that we owed a total of $17,294, which includes interest and penalties. An initial reserve of $70,000 was established at December 31, 2017 to cover any liability. That reserve was reduced to the amount owed of $17,294 for the accompanying consolidated balance sheet as of March 31, 2018. The balance due of $17,294 was paid in full on April 4, 2018.

ITEM 1A.	RISK FACTORS.

Because we are a “smaller reporting company,” we are not required to disclose the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	S-8	May 29, 2007	3.8

3.9	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7

3.10	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1

3.11	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1

3.12	Certificate of Amendment to Articles of Incorporation, dated December 7, 2016		X	10-K	April 14, 2017	3.9

4.1	Specimen Common Stock Certificate		X	S-4	February 26, 2007	4.1

4.2	Warrant to Purchase Shares of Common Stock of DGSE Companies, Inc. issued to Elemetal, LLC dated December 9, 2016		X	8-K	December 13, 2016	4.1

10.1	Lock-up Agreement, dated September 11, 2012, by and among DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.2

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number

10.2	Form of Option Grant Agreement	X	8-K	September 16, 2011	10.4

10.3	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders	X	8-K	September 16, 2011	10.5

10.4	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC	X	8-K	September 16, 2011	10.7

10.5	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC	X	8-K	October 28, 2011	10.2

10.6	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC	X	8-K	July 20, 2012	10.1

10.7	Guaranty and Security Agreement, dated July 19, 20123, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC	X	8-K	July 20, 2012	10.2

10.8	Revolving Credit Note granted in favor of NTR Metals, LLC	X	8-K	July 20, 2012	10.3

10.9	Amendment to Loan Agreement and Revolving Credit Note, dated February 25, 2014, by and between the Company and NTR	X	8-K	March 5, 2014	10.1

10.10	Office Space Lease, dated January 21, 2013, by and between 15850 Holdings LLC and the Company	X	10-K	March 27, 2014	10.21

10.11	Separation & Release of Claims Agreement dated April 17, 2014, by and between the Registrant and James Vierling	X	8-K	April 21, 2014	10.1

10.12	Payment Agreement, dated July 11, 2014	X	8-K	July 17, 2014	10.1

10.13	Second Amendment to Loan Agreement and Revolving Credit Note, dated January 26, 2015, by and between the Company and NTR	X	8-K	February 6, 2015	10.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number

10.14	Offer Letter by and between DGSE and Matthew M. Peakes, dated September 4, 2015		X	8-K	September 11, 2015	10.1

10.15	Consulting, Separation and Release of Claims Agreement by and between DGSE and James D. Clem, dated September 4, 2015		X	8-K	September 11, 2015	10.2

10.16	Offer Letter by and between DGSE and Nabil J. Lopez, dated October 29, 2015		X	8-K	October 29, 2015	10.1

10.17	Form of Indemnification Agreement between DGSE Companies, Inc. and each executive officer and director of DGSE		X	8-K	February 12, 2016	10.1

10.18	Stock Purchase Agreement by and between DGSE Companies, Inc., Elemetal, LLC and NTR Metals, LLC dated June 20, 2016		X	8-K	June 22, 2016	10.1

10.19	Registration Rights Agreement by and among DGSE Companies, Inc., Elemetal, LLC, and NTR Metals, LLC dated as of December 9, 2016		X	8-K	June 22, 2016	10.3

14.1	Business Conduct & Ethics Policy		X	10-K/A	December 19, 2012	14.1

21.1	Subsidiaries of the Registrant		X	10-K	March 27, 2014	21.1

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE COMPANIES, INC. (Registrant)

Date: August 13, 2018	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2018		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)

