Form 10-Q
period 2018-09-30
DGSE COMPANIES INC
filed 2018-11-19
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2018:

Class	Outstanding
Common stock, $0.01 par value per share	26,924,381

DGSE COMPANIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$478,870	$1,272,208
Trade receivables, net of allowances	107,818	767,761
Trade receivables, related party	-	39,215
Inventories	9,498,441	8,597,690
Prepaid expenses	179,537	181,392
Note receivable, current	-	33,862
Total current assets	10,264,666	10,892,128

Property and equipment, net	1,338,740	1,690,872
Note receivable, long term	-	632,860
Intangible assets, net	212,500	-
Other assets	69,461	98,753

Total assets	$11,885,367	$13,314,613

LIABILITIES
Current Liabilities:
Current maturities of capital leases	$-	$2,352
Accounts payable - trade	204,956	776,800
Accounts payable - trade, related party	3,134,227	3,902,293
Accrued expenses	486,974	804,687
Customer deposits and other liabilities	177,954	72,705
Total current liabilities	4,004,111	5,558,837

Total liabilities	4,004,111	5,558,837

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 60,000,000 shares authorized 26,924,381 and 26,924,381 shares issued and outstanding	269,244	269,244
Additional paid-in capital	40,172,677	40,172,677
Accumulated deficit	(32,560,665)	(32,686,145)
Total stockholders’ equity	7,881,256	7,755,776

Total liabilities and stockholders’ equity	$11,885,367	$13,314,613

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Sales	$13,659,395	$15,678,361	$40,448,530	$47,549,134
Cost of goods sold	11,182,226	12,782,357	33,278,876	39,345,247
Gross margin	2,477,169	2,896,004	7,169,654	8,203,887

Expenses:
Selling, general and administrative expenses	2,858,911	2,156,843	6,672,858	6,712,428
Depreciation and amortization	98,237	67,272	275,721	245,048
	2,957,148	2,224,115	6,948,579	6,957,476

Operating income (loss)	(479,979)	671,889	221,075	1,246,411

Other (income) expense:
Other income, net	(6,527)	(8,580)	(58,822)	(23,239)
Interest expense	38,100	50,316	130,630	149,522
	31,573	41,736	71,808	126,283

Income (loss) before income taxes	(511,552)	630,153	149,267	1,120,128

Income tax expense (benefit)	(16,646)	26,279	23,787	31,607

Net income (loss)	$(494,906)	$603,874	$125,480	$1,088,521

Basic net income (loss) per common share:	$(0.02)	$0.02	0.00	$0.04

Diluted net income (loss) per share:	$(0.02)	$0.02	0.00	$0.04

Weighted-average number of common shares
Basic	26,924,381	26,924,381	26,924,381	26,916,414
Diluted	26,924,381	27,434,586	27,107,339	27,394,132

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

Cash Flows From Operating Activities
Net income	$125,480	$1,088,521

Adjustments to reconcile income to net cash used in operating activities:
Depreciation and amortization	275,721	245,048
Bad debt expense	1,196,660
True up of accounts payable	(468,081)
Loss on sale of assets	40,045	-
Stock based compensation to employees, officers and directors	-	10,688

Changes in operating assets and liabilities:
Trade receivables, net	146,811	(479,193)
Inventories	(900,750)	807,543
Prepaid expenses	1,854	(256,206)
Note receivable	22,409	(675,000)
Other assets	29,292	33,409
Accounts payable and accrued expenses	(1,189,542)	(1,104,418)
Customer deposits and other liabilities	105,250	(317,727)

Net cash used in operating activities	(614,851)	(647,335)

Cash Flows From Investing Activities:
Purchase of property and equipment	(125,135)	(140,186)
Purchase of intangible assets	(51,000)	-
Net cash used in investing activities	(176,135)	(140,186)

Cash Flows From Financing Activities:
Payments on capital lease obligations	(2,352)	(8,950)
Net cash used in financing activities	(2,352)	(8,950)

Net change in cash and cash equivalents	(793,338)	(796,471)
Cash and cash equivalents, beginning of period	1,272,208	1,412,082
Cash and cash equivalents, end of period	$478,870	$615,611

Supplemental Disclosures:
Cash paid during the period for:
Interest	$130,594	$149,521
Income taxes	$20,025	$-

Non cash activities:
Transfer of fixed assets to intangible assets	$204,000	$-

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

Note 4 - Inventories

A summary of inventories is as follows:

	September 30,	December 31,
	2018	2017

Jewelry	$6,708,671	$6,344,948
Scrap	970,934	1,512,156
Bullion	649,573	414,867
Rare coins and Other	1,169,263	325,719

	$9,498,441	$8,597,690

Note 5 - Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares for the three and six months ended September 30, 2018 and 2017 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Basic weighted average shares	26,924,381	26,924,381	26,924,381	26,916,414
Effect of potential dilutive securities	-	510,205	182,958	477,718
Diluted weighted average shares	26,924,381	27,434,586	27,107,339	27,394,132

For the three and nine months ended September 30, 2018 and 2017, there were 1,015,000 and 1,015,000 of common share options, warrants, and Restricted Stock Units (RSU’s) unexercised respectively.

Note 6 - Long-Term Debt

	Outstanding Balance
	September 30,	December 31,	Current
	2018	2017	Interest Rate	Maturity
Capital lease (1)	$-	$2,352	4.20%	May 1, 2018
Sub-Total	-	2,352
Less: Current maturities of capital lease	-	2,352
Capital lease obligation, less current maturities	$-	$-

(1)	On April 3, 2011, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2011. At the end of the lease in May 2018, the equipment was purchased for $1.

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

Stock-based compensation expense for the three months ended September 30, 2018 and 2017 was $0 and $0 respectively, and stock based compensation expense for the nine months ended September 30, 2018 and 2017 was $0 and $10,688, respectively, relating to employee and director RSUs, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Through a series of transactions beginning in 2010, Elemetal, NTR and Truscott (“Related Entities”) became the largest shareholders of our common stock, par value $0.01 per share. A certain Related Entity has been DGSE’s primary refiner and bullion trading partner. For the nine months ended September 30, 2018, 10% of sales and 3% of purchases were transactions with a certain Related Entity, and in the same period of 2017, these transactions represented 20% of DGSE’s sales and 13% of DGSE’s purchases. On December 9, 2016, DGSE and a certain Related Entity closed the transactions contemplated by the Debt Exchange Agreement whereby DGSE issued a certain Related Entity 8,536,585 shares of its common stock and a warrant to purchase an additional 1,000,000 shares to be exercised within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to a certain Related Entity as a result of bullion-related transactions. As of September 30, 2018, the Company was obligated to pay $3,134,227 to the certain Related Entity as a trade payable, and had a $0 receivable from the certain Related Entity. As of December 31, 2017, the Company was obligated to pay $3,902,293 to the certain Related Entity as a trade payable, and had a $39,215 receivable from the certain Related Entity. For the nine months ended September 30, 2018 and 2017, the Company paid the Related Entities $130,594 and $149,521 respectively, in interest on the Company’s outstanding payable.

Note 9- Other

A $675,000 Secured Promissory Note, dated September 22, 2017, between DGSE and Larson Group LLC, with a remaining balance of $644,313, became likely uncollectable following the death of its principal, David Larson, and subsequent filing by Larson Group LLC under chapter 7 of the US Bankruptcy Protection laws, on August 6, 2018. The Promissory Note was related to a certain Asset Purchase Agreement, dated September 22, 2017, between DGSE and Larson Group LLC, under which DGSE sold the assets related to its vintage watch business operated under its Fairchild International division. DGSE viewed the likelihood of collecting remaining funds or collateral as remote and wrote off the full balance. Also predominately related to DGSE’s vintage watch business before its sale to Larson Group LLC, DGSE wrote off an additional $552,347 of bad debt against accounts receivables that it viewed as unlikely to be collectable.

During the implementation of our new POS system, problems in transferring data from our old system to the POS created an over statement in accounts payable and an adjustment created a $468,081 reduction in cost of goods sold for quarter ending September 30, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2017 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made, to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing which rise and fall based upon global supply and demand dynamics, with the greatest impact relating to gold. The price of gold rebounded during 2017 to end at $1,303 an ounce, at year end according to the London PM Fix. The increase produced a 14% net gain in gold prices from December 31, 2016 to December 31, 2017. The volatility was still prevalent during the year but the general overall trend was upward during Fiscal 2017. Gold prices stabilized during the first quarter of 2018 but has given up some of the gains made in 2017 closing at $1,250 an ounce, at quarter ending June 30, 2018, and continued to lose more in the third quarter of 2018 closing at $1,187 at September 30, 2018.

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

The following table represents our historical operating results by categories:

	Three Months Ended September 30,
	2018			2017
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$3,694,204	$1,223,144	33.1%	$5,681,955	$1,902,441	33.5%
Bullion/Rare Coin	8,120,071	727,555	9.0%	7,764,332	425,483	5.5%
Scrap	1,317,133	226,090	17.2%	1,734,158	355,458	20.5%
Other	527,987	300,380	56.9%	497,916	212,622	42.7%
	$13,659,395	$2,477,169	18.1%	$15,678,361	$2,896,004	18.5%

	Nine Months Ended September 30,
	2018			2017
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$13,519,276	$3,840,235	28.4%	$16,712,435	$4,581,774	27.4%
Bullion/Rare Coin	21,828,412	2,128,921	9.8%	25,003,580	2,042,255	8.2%
Scrap	3,782,718	669,461	17.7%	4,577,721	1,109,076	24.2%
Other	1,318,124	531,037	40.3%	1,255,398	470,782	37.5%
	$40,448,530	$7,169,654	17.7%	$47,549,134	$8,203,887	17.3%

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Revenues. Revenues declined by $2,018,966 or 13%, during the three months ended September 30, 2018, to $13,659,395, as compared to $15,678,361 during the same period in 2017. Jewelry and scrap sales declined approximately 35% and 24%, respectively, compared to the prior year quarter. Bullion/Rare Coin and Other sales increased approximately 5% and 1%, compared to the prior year quarter. Revenues declined for the quarter ending September 30, 2018, compared to the quarter ending September 30, 2017, primarily due to falling wholesale revenue. During the prior year we were establishing our wholesale customers and those customers were stocking up on merchandise for their inventory. This year we still have the wholesale customers but they purchase as needed.

Gross Profit. For the three months ended September 30, 2018, gross profit declined by $418,835, or 14%, to $2,477,169, as compared to $2,896,004 during the same period in 2017. The decrease in gross profit was due to a decrease in sales and sales mix. Gross margin as a percentage of revenue decreased to 18.1% compared to 18.5% during the same period for the prior year.

During the implementation of our new POS system, problems in transferring data form our old system to the POS created an over statement in accounts payable and an adjustment created a $468,081 reduction in cost of goods sold for quarter ending September 30, 2018.

Selling, General and Administrative Expenses. For the three months ended September 30, 2018, Selling, General and Administrative (“SG&A”) expenses increased by $702,068, or 33%, to $2,858,911, as compared to $2,156,843 during the same period in 2017. The increase in SG&A is due to the write off of a note receivable for $644,313 and additional bad debt write off of $552,347.

A certain Asset Purchase Agreement dated September 22, 2017, between DGSE Companies, Inc. and Larson Group LLC, secured by a promissory note of $675,000, dated the same date, with a remaining balance of $644,313, became likely uncollectable following the death of its principal, David Larson, and subsequent filing by Larson Group LLC under chapter 7 of the US Bankruptcy Protection laws, on August 6, 2018. We feel the likelihood of collecting remaining funds or collateral is remote and an appropriate write-off was taken.

Bad-debt write-off was taken against accounts receivables that we believe are unlikely to be collectable.

A $675,000 Secured Promissory Note, dated September 22, 2017, between DGSE and Larson Group LLC, with a remaining balance of $644,313, became likely uncollectable following the death of its principal, David Larson, and subsequent filing by Larson Group LLC under chapter 7 of the US Bankruptcy Protection laws, on August 6, 2018. The Promissory Note was related to a certain Asset Purchase Agreement, dated September 22, 2017, between DGSE and Larson Group LLC, under which DGSE sold the assets related to its vintage watch business operated under its Fairchild International division. DGSE viewed the likelihood of collecting remaining funds or collateral as remote and wrote off the full balance. Also predominately related to DGSE’s vintage watch business before its sale to Larson Group LLC, DGSE wrote off an additional $552,347 of bad debt against accounts receivables that it viewed as unlikely to be collectable.

Depreciation and Amortization. For the three months ended September 30, 2018, depreciation and amortization expense was $98,237 compared to $67,272 for the same period in 2017, an increase of $30,965 or 46% due to the depreciation of the Midtown buildout, during 2017, and the amortization of the new POS system implemented April 1, 2018.

Interest Expense. For the three months ended September 30, 2018, interest expense was $38,100, a decrease of $12,216, or 24%, compared to $50,316 during the same period in 2017. The decrease is due to the continual pay down of the accounts payable, related party outstanding balance of $3,134,227.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Revenues. Revenues declined by $7,100,604, or 15%, during the nine months ended September 30, 2018, to $40,448,530, as compared to $47,549,134 during the same period in 2017. Bullion/rare coin, jewelry and scrap sales declined approximately 13%, 19% and 17%, respectively, compared to the nine months ended September 30, 2017. Other sales increased approximately 5%, compared to the prior year nine months. Revenues declined for the nine months ending September 30, 2018, compared to the nine months ending September 30, 2017, primarily due to falling wholesale revenue. During the prior year we were establishing our wholesale customers and those customers were stocking up on merchandise for their inventory. This year we still have the wholesale customers but they purchase as needed.

Gross Profit. For the nine months ended September 30, 2018, gross profit declined by $1,034,233, or 13%, to $7,169,654, as compared to $8,203,887 during the same period in 2017. The decrease in gross profit was due to a decrease in sales and sales mix. As a percentage of revenue, gross margin increased to 17.7% compared to 17.3% in the same period compared to the prior year. An increase in the margin for bullion/rare coins, jewelry and other sales was offset by a decline in margin for scrap sales during the nine months ending September 30, 2018.

During the implementation of our new POS system, problems in transferring data form our old system to the POS created an over statement in accounts payable and an adjustment created a $468,081 reduction in cost of goods sold for quarter ending September 30, 2018.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2018, Selling, General and Administrative (“SG&A”) expenses decreased by $39,570, to $6,672,858, as compared to $6,712,428 during the same period in 2017. The decrease in SG&A was achieved through continued efforts to reduce expenses at all levels, including store-level operating and corporate overhead expenses.

A certain Asset Purchase Agreement dated September 22, 2017, between DGSE Companies, Inc. and Larson Group LLC, secured by a promissory note of $675,000, dated the same date, with a remaining balance of $644,313, became likely uncollectable following the death of its principal, David Larson, and subsequent filing by Larson Group LLC under chapter 7 of the US Bankruptcy Protection laws, on August 6, 2018. We feel the likelihood of collecting remaining funds or collateral is remote and an appropriate write-off was taken.

Bad-debt write-off was taken against accounts receivables that we believe are unlikely to be collectable.

A $675,000 Secured Promissory Note, dated September 22, 2017, between DGSE and Larson Group LLC, with a remaining balance of $644,313, became likely uncollectable following the death of its principal, David Larson, and subsequent filing by Larson Group LLC under chapter 7 of the US Bankruptcy Protection laws, on August 6, 2018. The Promissory Note was related to a certain Asset Purchase Agreement, dated September 22, 2017, between DGSE and Larson Group LLC, under which DGSE sold the assets related to its vintage watch business operated under its Fairchild International division. DGSE viewed the likelihood of collecting remaining funds or collateral as remote and wrote off the full balance. Also predominately related to DGSE’s vintage watch business before its sale to Larson Group LLC, DGSE wrote off an additional $552,347 of bad debt against accounts receivables that it viewed as unlikely to be collectable.

Depreciation and Amortization. For the nine months ended September 30, 2018, depreciation and amortization expense was $275,721 compared to $245,048 for the same period in 2017, an increase of $30,673 or 13% due to the depreciation of the Midtown buildout, during 2017, and the amortization of the new POS system implemented April 1, 2018.

Interest Expense. For the nine months ended September 30, 2018, interest expense was $130,630, a decrease of $18,892, or 13%, compared to $149,522 during the same period in 2017. The decrease is due to the continual pay down of the accounts payable, related party outstanding balance of $3,134,227.

Liquidity and Capital Resources

During the nine months ended September 30, 2018 and 2017, cash flows used in operating activities totaled $614,851 and $647,335, respectively, a decrease of $32,484. Cash used in operating activities for the nine months ended September 30, 2018, was driven largely by a reduction of accounts payable – trade, related party of $768,066, accounts payable and accrued expenses of $889,557, and the increase of inventory by $900,750, offset by the increase of customer deposits and other liabilities of $105,250, the decrease in trade receivables by $146,811, and the net income, without depreciation and amortization, of $401,201.

During the nine months ended September 30, 2018 and 2017, cash flows used in investing activities totaled $176,135 and $140,186, respectively, an increase of $35,949. The use of cash in investing activities during the nine months ended September 30, 2018 was the result of the continuing buildout expenses to the Midtown location at 13022 Preston Road, Dallas, Texas, and the continued payment on a new POS system.

During the nine months ended September 30, 2018 and 2017, cash flows used in financing activities totaled $2,352 and $8,950, respectively, a decrease of $6,598. The use of cash in financing activities for the nine months ending September 30, 2018 is the result of the final payments on our capital lease obligation.

We expect our capital expenditures to total approximately $50,000 during the next twelve months. These expenditures will be largely driven by the purchase of new equipment to replace older outdated pieces and the continual buildout of our Midtown location at 13022 Preston Road, Dallas, Texas..

From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes that if additional working capital is required, loans can be obtained from individuals or from commercial banks. If necessary, inventory levels may be adjusted in order to meet unforeseen working capital requirements.

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

Changes in Internal Control over Financial Reporting

For the fiscal quarter ended September 30, 2018, there has been no changes in our internal control over financial reporting identified in connection with the evaluations required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

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
12

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
13

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
14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE COMPANIES, INC. (Registrant)

Date: November 19, 2018	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2018		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)

15