Form 10-K
period 2018-12-31
DGSE COMPANIES INC
filed 2019-04-12
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

As of June 30, 2018, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price at which the common equity was last sold on the NYSE MKT Exchange (the “Exchange”) was $5,575,820.

As of the close of business on April 5, 2019, there were 26,924,381 shares of DGSE Companies, Inc. common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

PART I

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (this “Form 10-K”), including but not limited to the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

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

Customer Types

Retail

As of the fiscal year end December 31, 2018 (“Fiscal 2018”), our products and services were marketed through five retail locations in South Carolina and Texas. In Fiscal 2017, we closed one location in the DFW area. Our retail locations operate under several banners, including Charleston Gold & Diamond Exchange, and Dallas Gold & Silver Exchange, and are supported by websites at www.CGDEinc.com and www.DGSE.com.

Our retail footprint has evolved significantly in recent years, growing and contracting largely in line with changes in the precious metals market. In 2011, as we acquired Southern Bullion, precious metal prices hit all-time highs, but by 2012 the markets had softened significantly. During the year ended December 31, 2013 (“Fiscal 2013”), the precious metals market experienced a significant downturn, as evidenced by a nearly 30% decrease in the price of an ounce of gold, as measured by London PM Fix, between January 1 and December 31, 2013. While prices were more stable in 2014, they remained well below levels reached in 2011. This downturn significantly changed the economics of our business, and led us to further evaluate the number and locations of retail stores, resulting in the closure of all Southern Bullion locations in the first half of Fiscal 2014. The volatility in the price per ounce of gold continued in 2015 Fiscal 2016, rebounding somewhat by August 2016 to $1,350 an ounce, jumping 26%, only to fall to $1,147 an ounce, by 2016 year end. The price of gold did rebound once again during 2017 to end at $1,303 an ounce, at year end. Gold continued to increase to $1,353 by April of 2018 and once again, receded to $1,175 in August. The price did rebound to $1,283 at December 31, 2018. The decrease produced a 1.5% net loss in gold prices from December 31, 2017 to December 31, 2018. The volatility was still prevalent during the year, and the general overall trend was slightly downward during Fiscal 2018.

As noted above, in 2017 we made the decision to close one DFW location when the lease expired at our Sherry Lane store. Since Sherry Lane was located near our flagship store on Preston Road, it was decided to consolidate the smaller one into our flagship location. We do not expect, at this time, to open incremental retail locations in the next 12 months.

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

A substantial percentage of our jewelry inventory is purchased directly from our customers at our retail locations. These jewelry items and fine watches are then cleaned, serviced and repaired by our experienced jewelers so that they are in a like-new condition and suitable for resale.

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

Through a series of transactions beginning in 2010, Elemetal, LLC (“Elemetal”), NTR Metals, LLC (“NTR”) and Truscott Capital, LLC (“Truscott”), collectively (the “Related Entities”), became the largest shareholders of our common stock, par value $0.01 per share (“Common Stock”). NTR transferred all of its Common Stock to Eduro Holdings, LLC (“Eduro”) on August 28, 2018. A certain Related Entity had been our principal supplier of bullion products until April 3, 2018. We have secured a non-related party to be our principal supplier.

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

Relationships

Through a series of transactions beginning in 2010, the Related Entities became the largest shareholders of our Common Stock. Our transactions with the Related Entities are more fully described in Note 13 to our consolidated financial statements, Related-Party Transactions.

On December 9, 2016, DGSE and certain Related Entities closed the transactions contemplated by the Stock Purchase Agreement dated June 20, 2016 (the “Debt Exchange Agreement”) whereby DGSE issued certain Related Entities 14,485,145 shares of Common Stock for $0.41 per share in exchange for the cancellation and forgiveness of indebtedness and trade payables of $5,938,909. Also on the same date and pursuant to the Debt Exchange Agreement, DGSE issued a warrant to purchase an additional 1,000,000 shares of Common Stock at an exercise price of $0.65 per share, exercisable within two years after December 9, 2016 as part of the consideration for the cancellation and forgiveness of trade payables. The warrant expired in December, 2018 without being exercised.

Truscott and NTR each filed reports on Schedule 13D disclosing their respective beneficial ownership of Common Stock. As of April 12, 2018, the Related Entities collectively beneficially own 71.4 % of our Common Stock, with Truscott beneficially owning 47.7% and NTR beneficially owning 23.7%. NTR transferred all of its Common Stock to Eduro on August 29, 2018. John Loftus controls each of NTR and Eduro.

Sales and Marketing

In Fiscal 2018, our advertising activities continued to rely on radio, print, and digital media. Marketing activities centered on each of the major business categories, emphasizing our broad array of products, expertise, and price advantages compared to our local and regional competition. In Fiscal 2018, we spent approximately $416,306 on advertising and marketing in our operations, a 52% year-over-year decrease. Our advertising and marketing spending represents costs for traditional and digital media, in-store displays, brochures and informational pamphlets, production fees, and other related items.

In 2019, we anticipate our radio, digital and social media presence to remain an integral part of our marketing strategy. Our website has been redesigned to be viewed on a variety of platforms across a multitude of digital devices. We believe our enhanced web platform also facilitates a personalized shopping experience, including recommending inventory, and delivers a seamless digital experience for product research and social sharing. Additionally, we anticipate that social-media will play an increasingly larger role in our overall advertising mix. We anticipate that digital advertising will allow us to target specific customer groups on a wider scale.

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

We compete in these industries by taking advantage of core competencies in the following areas:

●	Pricing – We believe we offer competitive or industry-leading price points across all of our product lines.

●	Selection – We offer a wide variety of inventory in each of our product lines. Our diverse selection allows us to market to the widest variety of potential clients while delivering items that competitors may have to back-order.

●	Brick and Mortar Locations – We seek retail locations that simultaneously meet our client’s geographical needs while also providing a safe and attractive location to conduct business.

●	Web Portals – In the future, our websites will allow clients who are located both inside and outside of our brick-and-mortar footprint to conduct business with us in an efficient and cost-effective manner.

●	Staff – We employ a staff of experts with many years of experience in their respective fields, including jewelry, diamonds, premium and vintage watches, bullion and numismatic coins. We believe that when coupled with our corporate training programs, management structure and incentives for continuing education, our client-facing sales associates are among the nation’s best.

●	Brand – We have spent millions of dollars over several decades advertising our brands, and have spent countless hours reinforcing our marketing message with our clients on an individual basis. As a result, our current and prospective clients place a significant amount of trust in our brands. Additionally, consumers have additional confidence in our brands due to our public-company status.

●	Market Maker –While many of our competitors limit their participation to either buying or selling in certain markets, we both buy and sell at a retail level across all of our product lines and in all markets, creating a unique service for our retail customers. Our model makes it easy for customers to upgrade to a higher quality watch, diamond or jewelry item, easily moving a precious-metal investment into a different metal, or receive cash for an unwanted item.

Employees

As of December 31, 2018, we employed 52 individuals, 50 of whom were full time employees. None of our employees are represented by a labor union, and we believe that our current relations with employees are good. Our management follows a policy of keeping employees informed of decisions, and encourages and implements employee suggestions whenever practicable.

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

Research & Development

We do not actively engage in research and development activities. As a result, we did not expend any amounts in Fiscal 2018 and Fiscal 2017 on research and development.

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

Related Entities collectively beneficially own 71.4% of our Common Stock. Truscott Capital is our largest shareholder, owning 12,814,727 shares of our Common Stock, representing 47.7% of our total outstanding shares of Common Stock. NTR transferred all of its Common Stock to Eduro on August 29, 2018, and Eduro now beneficially owns 6,365,460 shares of our Common Stock, representing 23.7% of our total outstanding shares of Common Stock. Consequently, Truscott and Eduro are in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of our Board and any action requiring the approval of shareholders, including any amendments to our governing documents, mergers or sales of all or substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and make some transactions more difficult or impossible without the support of Truscott. These transactions might include proxy contests, tender offers, mergers or other purchases of Common Stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our Common Stock.

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

In addition to the Corporate Governance Reforms, we face corporate governance requirements under the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the Exchange. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. We cannot ensure that we will be able to comply fully with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could subject us to investigation and enforcement actions, and could materially adversely affect our reputation, financial condition and the value and liquidity of our securities.

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

A significant amount of revenue is sourced from sales to and purchases from one customer, which is a Related Entity. The Related Entity accounted for 11% of our sales and 2% of our purchases in Fiscal 2018, and for 17% of our sales and 11% of our purchases in Fiscal 2017. No other retail or wholesale customers accounted for more than 10% of our revenues as of December 31, 2018 and 2017, respectively. During Fiscal 2017, we obtained a third-party customer and vendor to purchase and sell our excess bullion. This reduced our dependency on the Related Entity and lowered our transactional risk. We will continue to use the Related Entity as a customer for our scrap gold and silver, and we don’t see a change or reduction in doing business with them in the future.

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

The Company will be subject to MKT Regulation’s normal continued listing monitoring. However, in accordance with Section 1009(h) of the MKT Company Guide, if the Company is again determined to be below any of the continued listing standards within 12 months of the date of August 24, 2017, the MKT will examine the relationship between the two incidents of noncompliance and re-evaluate the Company’s method of financial recovery from the first incident. NYSE Regulation will then take the appropriate action, which, depending on the circumstances, may include truncating the compliance procedures described in Section 1009 of the MKT Company Guide or immediately initiate delisting procedures. As of December 31, 2018, the Company had stockholders’ equity of approximately $8.4 million and therefore we have continued to show compliance with continued listing standards beyond the 12 month period for re-evaluation.

If our common stock ultimately were to be delisted for any reason, it would negatively impact us by (i) reducing the liquidity and market price of our common stock; and (ii) reducing the number of investors willing to hold or acquire our common stock, which would negatively impact our ability to raise equity financing, which would negatively affect our liquidity and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

We lease various properties across two markets in which we currently operate. These leases have a wide variety of terms, rents and expiration dates. We are constantly evaluating each of our locations in terms of profitability, effectiveness and fit with long-term strategy. In Fiscal 2015, we closed three stores in the DFW market, as part of an initiative to move toward fewer, but larger retail locations and one store in South Carolina. In Fiscal 2016, we closed our Chicago location and another store in the DFW area. In addition, we opened a new, larger retail space in Euless, Texas, a suburb of Dallas, in January 2016, which offers a larger selection of merchandise, including an onsite jewelry repair department. In Fiscal 2017, we closed one location in the DFW area. The store was in close proximity of our new flagship store on Preston road and we decided to consolidate the smaller location into the much larger store once the lease expired. We also moved our Arlington, TX location to a less expensive location in the neighboring DFW suburb of Grand Prairie. The Arlington minimum lease amount was being raised significantly beyond economic feasibility.

Our principal corporate offices are located in our flagship store located at 13022 Preston Road, Dallas, TX 75240. This location is large enough to facilitate our large retail showroom and house our corporate offices.

The following table provides a summary of all materially significant locations out of which we and our subsidiaries operate as of December 31, 2018.

Location	State	Use	Rent/Own	Square Footage	Comments

Grand Prairie	TX	Dallas Gold & Silver	Rent	2,000

Euless	TX	Dallas Gold & Silver	Rent	4,400

Southlake	TX	Dallas Gold & Silver	Rent	1,400

Dallas	TX	Dallas Gold & Silver	Rent	15,120

Mount Pleasant	SC	Charleston Gold & Diamond	Rent	4,782	Expanded our showroom to include additional 2,104 square feet

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NYSE MKT (the “Exchange”), under the symbol “DGSE”. As of February 28, 2019, we had 409 record holders of our Common Stock.

The following table sets forth for the periods indicated, the per share high and low sales prices for our Common Stock as reported on the Exchange. We have not declared any dividends with respect to our Common Stock. We intend to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of Common Stock in the foreseeable future.

	2018		2017
	High	Low	High	Low

First	$1.27	$0.81	$1.59	$1.10
Second	$0.95	$0.70	$1.74	$1.32
Third	$0.78	$0.57	$1.72	$1.25
Fourth	$0.84	$0.37	$1.37	$0.75

Securities authorized for issuance under equity compensation plans.

On June 21, 2004, our shareholders approved the adoption of the 2004 Stock Option Plan (the “2004 Plan”) which reserved 1,700,000 shares of our Common Stock for issuance upon exercise of options to purchase our Common Stock. We granted options to purchase an aggregate of 1,459,634 shares of our Common Stock under the 2004 Plan to certain of our officers, directors, key employees and certain other individuals who provided us with goods and services. Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our Common Stock on the date of grant, as determined by the closing bid price for our Common Stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Plan, as of December 31, 2018, 845,634 have been exercised, 599,000 have expired, and 15,000 remain outstanding. No further issuances can be made pursuant to the 2004 Plan.

On June 27, 2006, our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”), which reserved 750,000 shares for issuance upon exercise of options to purchase our Common Stock or other stock awards. We subsequently granted options to purchase 150,000 shares of our Common Stock pursuant to the 2006 Plan, of which 100,000 have been exercised, 50,000 have expired, and none remain outstanding as of December 31, 2018.

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

Subsequent to such grants, the 2006 Plan expired, as a result, no further issuances can be made pursuant to the 2006 Plan. As of December 31, 2018, there are 250 RSUs outstanding.

On December 7, 2016, our shareholders approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares for issuance pursuant to awards issued thereunder. As of December 31, 2018, no awards had been made under the 2016 Plan.

The following table summarizes options to purchase shares of Common Stock, Restricted Stock Units (“RSUs”), and Warrants outstanding as of December 31, 2018:

Plan Category	Column (a): Number of securities to be issued upon exercise of options		Column (b): Weighted average exercise price of outstanding options		Column (c ): Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	15,250	(1)	2.17	(2)	-

Equity compensation plans not approved by security holders	None		-		None
	15,250		2.17		-

(1)	Includes 250 RSUs that were not vested as of December 31, 2018.

(2)	Weighted average exercise price does not include 250 RSUs issued to employees, management and directors of DGSE as incentive compensation for their continued services. Pursuant to the terms of individual Restricted Stock Unit Award Agreements, such RSUs will vest over time, or performance contingent upon the continued service to DGSE by the recipient. Each vested RSU may be converted into one share of Common Stock without additional consideration (other than such conversion and reduction in the number of RSUs held).

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

Overview of Fiscal 2018

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing which rise and fall based upon global supply and demand dynamics, with the greatest impact relating to gold. The price of gold rebounded during 2017 to end at $1,303 an ounce, at year end according to the London PM Fix. The increase produced a 14% net gain in gold prices from December 31, 2016 to December 31, 2017. The volatility was still prevalent during the year but the general overall trend was upward during Fiscal 2017. Gold prices again showed volatility during Fiscal 2018. Gold prices started the year at $1,303 an ounce but dipped down to $1,177 an ounce on August 17, 2018 to rebound slightly closing at $1,238 an ounce on December 31, 2018. The overall gold price trending down in Fiscal 2018 produced a net loss of 5% from December 31, 2017 to December 31, 2018.

The gold scrap market, according to the World Gold Council (“WGC”), was a roller-coaster ride during Fiscal 2018. The WGC noted that gold demand is likely to improve in 2019 due to uncertainty in the global financial markets and rising geopolitical unrest. Although buying and selling of pre-owned or “scrap” gold remains low we are confident that the future looks bright when gold prices stabilize.

Although the impact of the precious metals market on DGSE mirrors much of what the WGC reports on a macroeconomic level during prior years, DGSE scrap purchases fell in Fiscal 2018. While the precious metals industry continues to be a challenging environment for DGSE, our focus will be to continue in growing our jewelry, diamond and fine watch business, which we believe will be a growth and profit engine into the future.

As noted above, the scrap gold buying model had been in a substantial reduction in recent years, and as a result we went back to our roots: buying and selling jewelry and timepieces at exceptional prices. Scrap buying is a major source of how we market ourselves. The focus of our marketing and merchandising efforts starting in Fiscal 2017 was growing our jewelry, diamond and watch businesses, and we had not seen the results that were anticipated. At the beginning of Fiscal 2017, we began our marketing campaign to retell our story. We continue to believe that the most successful locations will be those that can sustain our full retail “exchange” model: engaging in both buying and selling of precious metals and related merchandise, while maintaining a robust and diverse inventory across all jewelry categories and providing critical services such as watch and jewelry repair. Those locations that have historically been primarily scrap buying shops simply no longer make economic sense in the current environment. In recent years, DGSE has had many small locations spread across the DFW area in order to provide multiple scrap collection sites. We are now focusing on developing larger, full-service stores, with broad inventory offerings across all categories, while also providing value-added services that help drive retail traffic. During the first quarter of 2017, Fiscal 2016 and 2015, we closed multiple stores in DFW, one store in South Carolina, one store in Chicago, and signed leases on new locations in the western part of the DFW area and our Midtown DFW location. We will continue to focus on evolving our business across all of our markets, in an effort to drive efficiency across our geographical footprint, and maximize profitability.

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

Impairment of Long-Lived and Amortized Intangible Assets. We perform impairment evaluations of our long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on our evaluations, no impairment was required as of December 31, 2018 or 2017.

Revenue Recognition. Revenue is recognized when we transfer promised goods or jewelry and watch repair services to customers in an amount that reflects the consideration to which the company expects to be paid in exchange for those goods and services. The Company’s revenue is primarily generated from the sale of finished goods and jewelry and watch repair services through retail, e-commerce or wholesale channels. We generate revenue through the sale of jewelry, rare coins, currency, collectibles, bullion, scrap and the repair of jewelry and watches. The Company’s performance obligations underlying such revenue, and the timing of revenue recognition, remains substantially unchanged following the adoption of ASC 606.

ASC 606 provides guidance to identify performance obligations for revenue-generating transactions. The initial guide is to identify the contract with a customer created with the sales invoice or repair ticket. Secondly, to identify the performance obligations in the contract as we promise to deliver the purchased item, or promised repairs in return for payment or future payment as a receivable. The third guide is determining the transaction price of the contract obligation as in the full ticket price, negotiated price or a repair price. The next step is to allocate the transaction price to the performance obligations as we designate a separate price for each item. The final step in the guidance of ASC 606 is to recognize revenue as each performance obligation is satisfied.

Revenues for monetary transactions (i.e., cash and receivables) with dealers and the retail public are recognized when the merchandise is delivered and payment has been made either by immediate payment or through a receivable obligation at one of our over the counter retail stores. We also recognize revenue upon the shipment of goods when retail and wholesale customers have fulfilled their obligation to pay, or promise to pay, through e-commerce or phone sales. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. Our scrap is sold to a local related entity refiner Elemetal. Since Elemetal is local we deliver the scrap to the refiner. The metal is assayed, price is determined from the assay and payment is made usually in a day or two. Revenue is recognized from the sale once payment is received.

We also offer a structured layaway plan. When a retail customer utilizes the layaway plan, we collect a minimum payment of 25% of the sales price, establish a payment schedule for the remaining balance and hold the merchandise as collateral as security against the customer’s deposit until all amounts due are paid in full. Revenue for layaway sales is recognized when the merchandise is paid in full and delivered to the retail customer. Layaway revenue is also recognized when a customer fails to pay in accordance with the sales contract and the sales item is returned to inventory with the forfeit of deposited funds, typically after 90 days.

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

The Company offers the option of third party financing for customers wishing to borrow money for the purchase. The customer applies on-line with the third party and upon going through the credit check will be approved or denied. If accepted, the customer is allowed to purchase according to the limits set by the financing company. We recognize the revenue of the sale upon the promise of the financing company to pay.

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2018 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of December 31, 2018 and 2017, our allowance for returns remained the same at $28,402 and $28,402, respectively.

Accounts Receivable. We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging. The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. As of December 31, 2018 and 2017, our allowance for doubtful accounts was $0 and $226,500, respectively.

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

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during Fiscal 2018 and Fiscal 2017, respectively.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues. Revenues from continuing operations decreased by $7,938,575 or 12.8% in Fiscal 2018, to $54,056,343 compared to $61,994,918 in the prior year. Jewelry sales decreased 15% compared to Fiscal 2017. Bullion sales decreased approximately 11% compared to Fiscal 2017. Rare coins decreased 13% compared to Fiscal 2017, and scrap sales decreased 18% compared to Fiscal 2017. The drop in revenue from Fiscal 2017 to Fiscal 2018 is primarily due to the drop in gold prices losing 5% of its value during Fiscal 2018 compared to an increase of 14% in Fiscal 2017.

Gross Margin. Gross margin decreased in Fiscal 2018 by $1,609,101 to $9,679,723 compared to $11,288,824 in the prior year. The decrease in gross profit dollars was due to decreased sales. Gross margin as a percentage of revenue was 17.9% compared to 18.2% in the prior year.

The following table represents our historical operating results by category:

	For the Years Ended
	December 31, 2018			December 31, 2017
	Revenues	Gross Margin	Margin	Revenues	Gross Margin	Margin
Jewelry	$17,987,872	$5,158,215	28.7%	$21,276,773	$5,753,954	27.0%
Bullion/Rare Coin	29,079,487	2,951,368	10.1%	32,704,138	3,349,217	10.2%
Scrap	5,140,420	907,190	17.6%	6,249,626	1,491,121	23.9%
Other	1,848,564	662,950	35.9%	1,764,381	694,532	39.4%
	$54,056,343	$9,679,723	17.9%	$61,994,918	$11,288,824	18.2%

Selling, General and Administrative. Selling, general and administrative expenses decreased $281,653 or 3.1% in Fiscal 2018, to $8,701,499 compared to $8,983,152 in the prior year. The overall decrease in SG&A was achieved primarily through continued efforts to reduce expenses at all levels, including store-level operating expenses, and corporate overhead. The decrease was primarily due to a combination of a decrease in advertising expenses of $448,965 from 2017 to 2018, a decrease in payroll related expenses of $592,943, which includes salaries, commissions, bonuses and payroll taxes, a decrease in outside services of $67,301, a decrease in legal fees by $95,764, offset by an increase in bad debt expense of $1,075,380 due primarily to the write-off of the Larson Group note receivable and consignment write-offs.

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

Loss on disposal of Equipment. Loss on disposal of equipment increased in Fiscal 2018, to $40,045 compared to $30,325 in Fiscal 2017. The disposal of equipment is from obsolete equipment transferred from locations that we closed in prior years and had no room to store or use in our current operations.

Depreciation and Amortization. Depreciation and amortization decreased by $33,997 or 11% in Fiscal 2018, to $286,747 compared to $320,744 in Fiscal 2017. This decrease was due to assets that are being fully depreciated but still used.

Other Income. Other income increased by $131,816 in Fiscal 2018, to $216,465 compared to $84,649 in Fiscal 2017 due primarily to writing off old store credits and enforcing our lay-a-way policy to return unclaimed lay-a-ways back to inventory after ninety days and payments are forfeited.

Interest Expense. Interest expense decreased by $49,703 or 25% in Fiscal 2018, to $149,540 compared to $199,243 in Fiscal 2017. The decrease is due to a lower balance in trade payables to Related Entities on which DGSE pays interest.

Net Income. We recorded a net income of $657,685 in Fiscal 2018, compared to a net income of $1,838,786 in Fiscal 2017, a decrease in net income of $1,181,101 due primarily to the bad debt write off of $1,241,919.

Liquidity and Capital Resources

During Fiscal 2018 and Fiscal 2017, cash provided by operating activities totaled $375,217 and $248,275, respectively, an increase of $126,942. Cash provided by operating activities for the year ended December 31, 2018, was driven largely by a decrease in net trade receivables and net trade receivables, related party of $115,025, a decrease in prepaid expenses of $100,297 and net income of $2,226,396 before non-cash expenses of bad debt expense, depreciation and amortization and loss on disposal of equipment. Offset by cash used in operating activities with an increase in inventories of $1,167,404, a decrease in accounts payable and accrued expenses of $163,660 and a decrease in accounts payable, related party of $813,320

During Fiscal 2018 and Fiscal 2017, cash used in investing activities totaled $191,132 and $376,837, respectively, a decrease of $185,705. The cash used in the amount of $376,837 for 2017, was the combination of property and equipment purchases primarily related to the continued build out of the Company’s new main store at 13022 Preston Road, Dallas, Texas, and the purchase of a new point-of-sale system. The cash used in the amount of $191,132 for 2018, was the combination of equipment purchases and the continued building of our new point-of-sale system.

During Fiscal 2018 and Fiscal 2017, cash used in financing activities totaled $2,352 and $11,312, respectively, a decrease of $8,960. The decrease of cash used in financing activities during 2018 and 2017 is the result of the pay down and retirement of a capital lease.

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

We expect our capital expenditures to total approximately $150,000 during the next twelve months. These expenditures will be largely driven by the purchase of miscellaneous pieces of equipment and the continued additions to our point-of-sale system. As of December 31, 2018, there were no commitments outstanding for capital expenditures.

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

On July 19, 2012, we entered into the Loan Agreement with NTR, pursuant to which NTR agreed to provide us with a guidance line of revolving credit in an amount up to $7,500,000. The Loan Agreement anticipated termination–at which point all amounts outstanding thereunder would be due and payable (such amounts, the “Obligations”)–upon the earlier of: (i) August 1, 2014; (ii) the date that is twelve months after we receive notice from NTR demanding the repayment of the Obligations; (iii) the date the Obligations are accelerated in accordance with the terms of the Loan Agreement; or (iv) the date on which the commitment terminates under the Loan Agreement. In connection with the Loan Agreement, we granted a security interest in the respective personal property of each of our subsidiaries. The loan carried an interest rate of two percent (2%) per annum for all funds borrowed pursuant to the Loan Agreement. Proceeds received by us pursuant to the terms of the Loan Agreement were used for repayment of all outstanding financial obligations incurred in connection with that certain Loan Agreement, dated as of December 22, 2005, between DGSE and Texas Capital Bank, and additional proceeds have been used as working capital in the ordinary course of business. We incurred debt issuance costs associated with the Loan Agreement totaling $56,150. The debt issuance costs were included in other assets in the consolidated balance sheet and were amortized to interest expense on a straight-line basis over two years, and were completely amortized as of Fiscal 2014. On February 25, 2014, we entered into a one-year extension of the Loan Agreement with NTR, extending the termination date to August 1, 2015, and on February 4, 2015, we entered into an additional two-year extension, extending the termination date to August 1, 2017, unless earlier terminated as described above. No debt issuance costs were incurred in relation to these extensions. All other terms of the agreement remain the same. As of December 31, 2018 and 2017, we had outstanding balances of $0 and $0, respectively, drawn on the NTR credit facility. The NTR facility is now terminated.

The Texas Comptroller conducted a sales and use tax audit of our operations in Texas with respect to the period December 1, 2009 through June 30, 2013 and subsequently sent us a final assessment in November 2016 asserting that we owed an amount of $220,007 plus penalties and interest of $ 66,645 for a total payment due of $286,652. On February 21, 2017, a Compromise and Settlement Agreement was reached between DGSE and the Comptroller’s Office to pay a lump sum payment of $261,490 on or before March 23, 2017. The negotiated amount was paid on March 2, 2017.

The Texas Comptroller conducted an additional sales and use tax audit of our Texas operations with respect to the period July 1, 2013 through December 31, 2016. The audit was finalized and a determination was made on April 2, 2018, that we owed a total of $17,294, which included interest and penalties. An initial reserve of $70,000 was established at December 31, 2017 to cover any liability. That reserve was reduced to the amount owed of $17,294 for the accompanying consolidated balance sheet as of March 31, 2018. The balance due of $17,294 was paid in full on April 4, 2018

The company leases certain of its facilities under operating leases. The minimum rental commitments under non-cancellable operating leases as of December 31, 2018 are as follows:

Commitment and Contingencies

	Total	2019	2020	2021	2022	2023	Thereafter
Operating Leases	$1,866,013	$548,425	$478,026	$394,745	$150,245	$126,245	$168,327

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2018, our internal control over financial reporting is effective.

Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2018, no changes occurred that our management believes have materially affected, or are likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2019 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2019 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2019 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2019 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2019 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 16. FORM 10-K SUMMARY

None

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of DGSE Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DGSE Companies, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas

April 12, 2019

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	2018	2017
ASSETS

Current Assets
Cash and cash equivalents	$1,453,941	$1,272,208
Trade receivables, net of allowances	94,345	767,761
Trade receivables, net of allowances, related party	-	39,215
Inventories	9,765,094	8,597,690
Prepaid expenses	81,094	181,392
Note receivable, current	-	33,862
Total Current Assets	11,394,474	10,892,128

Property and equipment, net	1,320,863	1,690,872
Note receivable - long term	-	632,860
Intangible assets, net	234,350	-
Other assets	68,411	98,753
Total Assets	$13,018,098	$13,314,613

LIABILITIES

Current Liabilities
Current maturities of capital leases	$-	$2,352
Accounts payable-Trade	838,624	776,800
Accounts payable-Trade, related party	3,088,973	3,902,293
Accrued expenses	579,203	804,687
Customer deposits and other liabilities	97,837	72,705
Total Current Liabilities	4,604,637	5,558,837

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,381 shares issued and outstanding	269,244	269,244
Additional paid-in capital	40,172,677	40,172,677
Accumulated deficit	(32,028,460)	(32,686,145)
Total Stockholders’ Equity	8,413,461	7,755,776
Total Liabilities and Stockholders’ equity	$13,018,098	$13,314,613

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2018	2017

Sales	$54,056,343	$61,994,918
Cost of goods sold	44,376,620	50,706,094
Gross margin	9,679,723	11,288,824

Expenses:
Selling, general and administrative expenses	8,701,499	8,983,152
Loss from disposal of equipment	40,045	30,325
Depreciation and amortization	286,747	320,744
	9,028,291	9,334,221

Operating Income	651,432	1,954,603

Other expense (income)
Other income, net	(216,465)	(84,649)
Interest expense	149,540	199,243
	(66,925)	114,594

Income from operations before income taxes	718,357	1,840,009

Income tax expense	60,672	1,223

Income from operations	657,685	1,838,786

Net Income	$657,685	$1,838,786

Basic net income per common share:
Net income from operations	$0.02	$0.07

Diluted net income per common share:
Net income from operations	$0.02	$0.07

Weighted-average number of common shares
Basic	26,924,381	26,918,371
Diluted	27,024,838	27,437,390

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	26,905,631	$269,056	$40,162,177	$(34,524,931)	$5,906,302

Stock issued to directors, officers and employees	18,750	188	10,500	-	10,688

Net income	-	-	-	1,838,786	1,838,786

Balance at December 31, 2017	26,924,381	$269,244	$40,172,677	$(32,686,145)	$7,755,776

Net income	-	-	-	657,685	657,685

Balance at December 31, 2018	26,924,381	$269,244	$40,172,677	$(32,028,460)	$8,413,461

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$657,685	$1,838,786

Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	286,747	320,744
Bad debt expense	1,241,919	166,539
Stock based compensation to employees, officers, and directors	-	10,688
Loss on sale of property and equipment	40,045	30,325

Changes in operating assets and liabilities:
Trade receivables	75,810	(689,205)
Trade receivables, related party	39,215	1,412
Inventories	(1,167,404)	786,446
Prepaid expenses	100,297	(126,362)
Note receivable	22,409	(666,722)
Other assets	30,342	11,852
Accounts payable and accrued expenses	(163,660)	(731,438)
Accounts payable, related party	(813,320)	(205,132)
Customer deposits and other liabilities	25,132	(499,658)
Net cash provided by operating activities	375,217	248,275

Cash Flows From Investing Activities:
Purchase of property and equipment	(125,132)	(376,837)
Purchase of intangible assets	(66,000)	-
Net cash used in investing activities	(191,132)	(376,837)

Cash Flows From Financing Activities:
Payments on capital leases	(2,352)	(11,312)
Net cash used in financing activities	(2,352)	(11,312)

Net change in cash and cash equivalents	181,733	(139,874)
Cash and cash equivalents, beginning of period	1,272,208	1,412,082
Cash and cash equivalents, end of period	$1,453,941	$1,272,208

Supplemental Disclosures
Cash paid during the period for:
Interest	$149,540	$199,243
Income taxes	$56,780	$45,309

Non cash activities:
Transfer of fixed assets to intangible assets	$204,000	$-

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

Notes to Consolidated Financial Statements

Note 1 – Summary of Accounting Policies and Nature of Operations

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations

DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. DGSE operates five jewelry stores at both the retail and wholesale level, throughout the United States through its facilities in South Carolina and Texas. The Company also maintains a presence in the retail market through our ecommerce sites, www.dgse.com and www.cgdeinc.com.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

The Company operates the business as one operating and one reportable segment under a variety of banners including Charleston Gold & Diamond Exchange and Dallas Gold & Silver Exchange. The Company’s fiscal year ends are December 31, 2018 (“Fiscal 2018”) and December 31, 2017 (“Fiscal 2017”).

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

Impairment of Long-Lived Assets and Amortized Intangible Assets

The Company performs impairment evaluations of its long-lived assets, including property, equipment, and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on the Company’s evaluations no impairment was required as of December 31, 2018 or 2017.

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

Advertising Costs

Advertising costs are expensed as incurred, and amounted to $416,306 and $865,271 for Fiscal 2018 and Fiscal 2017, respectively.

Accounts Receivable

DGSE’s aging accounts receivable were primarily related to a customer, David Larson and their consignment pieces sent out to other watch dealers for sale. David Larson also purchased watches from DGSE upon his departure and DGSE took a note of $675,000 for payment on September 22, 2017. We wrote off the David Larson note with a final outstanding balance of $644,313 due to his death and subsequent bankruptcy filing of his remaining company. DGSE viewed the likelihood of collecting remaining funds or collateral as remote and decided to write off the balance. We also wrote off the David Larson consignment balances to other dealers of $552,347 that we viewed as unlikely to be collectable. Our entire accounts receivable balance, excluding debit/credit card receivable, customer financing receivable and one invoice receivable March 31, 2019, was over 120 days past due. We wrote off all accounts receivable over 120 days past due to the likelihood of collecting the remaining balances as remote.

Given the generally low level of accounts receivable, the Company uses a simplified approach to calculate a general bad debt reserve. An allowance is calculated for each aging “bucket,” based on the risk profile of that bucket. For example, based on our historical experience, we have chosen to not place any reserve on amounts that are less than 60 days past due. From there the reserve amount escalates: 10% reserve on amounts over 60 but less than 90 days past due, 25% on amounts over 90 but less than 120 past due, and 75% on amounts over 120 days past due. The account receivables past 120 days past due are reviewed quarterly and if they are deemed uncollectable will be written off against the reserve.

By taking into account that we have written off all trade account receivables, except one, we have determined that a reserve of $0 is appropriate. Having established this reserve, once an amount is considered to be uncollectable it is to be written off against the reserve. We will revisit the reserve periodically, but no less than annually, with the same analytical approach in order to determine if the reserve needs to be increased or decreased, based on the risk profile of open accounts receivable at that point.

As of December 31, 2018 and 2017, DGSE’s allowance for doubtful accounts was $0 and $226,520, respectively.

A summary of the Allowance for Doubtful Accounts is presented below:

	December 31,
	2018	2017

Beginning balance	$226,520	$90,800
Bad debt expense (+)	1,241,919	166,539
Receivables written off (-)	(1,468,439)	(30,819)
Ending balance	$-	$226,520

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

The Company accounts for its position in tax uncertainties in accordance with ASC 740. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2018 and 2017.

The Company’s federal income tax returns and major state income tax returns for the years subsequent to December 31, 2014 and December 31, 2013, respectively, remain subject to examination. The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. The Company recognizes accrued interest and penalties resulting from audits by tax authorities in the provision for income taxes in the consolidated statements of operations. During Fiscal 2018 and Fiscal 2017, the Company did not incur any federal income tax interest or penalties.

Revenue Recognition

Revenue is recognized when we transfer promised goods or jewelry and watch repair services to customers in an amount that reflects the consideration to which the company expects to be paid in exchange for those goods and services. The Company’s revenue is primarily generated from the sale of finished goods and jewelry and watch repair services through retail, e-commerce or wholesale channels. We generate revenue through the sale of jewelry, rare coins, currency, collectibles, bullion, scrap and the repair of jewelry and watches. The Company’s performance obligations underlying such revenue, and the timing of revenue recognition, remains substantially unchanged following the adoption of ASC 606.

ASC 606 provides guidance to identify performance obligations for revenue-generating transactions. The initial guide is to identify the contract with a customer created with the sales invoice or a repair ticket. Secondly, to identify the performance obligations in the contract as we promise to deliver the purchased item, or promised repairs in return for payment or future payment as a receivable. The third guide is determining the transaction price of the contract obligation as in the full ticket price, negotiated price or a repair price. The next step is to allocate the transaction price to the performance obligations as we designate a separate price for each item. The final step in the guidance is to recognize revenue as each performance obligation is satisfied.

The following disaggregation of revenue is listed by sales category:

	For the Years Ended December 31,
	2018	2017
	Revenues	Revenues
Jewelry	$17,987,872	$21,276,773
Bullion/Rare Coin	29,079,487	32,704,138
Scrap	5,140,420	6,249,626
Other	1,848,564	1,764,381
	$54,056,343	$61,994,918

The following disaggregation of revenue is listed by state:

	For the Years Ended December 31,
	2018	2017
	Revenues	Revenues
Texas	$51,387,661	$59,713,041
South Carolina	2,668,682	2,281,877
	$54,056,343	$61,994,918

Revenues for monetary transactions (i.e., cash and receivables) with dealers and the retail public are recognized when the merchandise is delivered and payment has been made either by immediate payment or through a receivable obligation at one of our over the counter retail stores. We also recognize revenue upon the shipment of goods when retail and wholesale customers have fulfilled their obligation to pay, or promise to pay, through e-commerce or phone sales. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. Our scrap is sold to a local related entity refiner Elemetal. Since Elemetal is local we deliver the scrap to the refiner. The metal is assayed, price is determined from the assay and payment is made usually in one to two days. Revenue is recognized from the sale once payment is received.

We also offer a structured layaway plan. When a retail customer utilizes the layaway plan, we collect a minimum payment of 25% of the sales price, establish a payment schedule for the remaining balance and hold the merchandise as collateral as security against the customer’s deposit until all amounts due are paid in full. Revenue for layaway sales is recognized when the merchandise is paid in full and delivered to the retail customer. Layaway revenue is also recognized when a customer fails to pay in accordance with the sales contract and the sales item is returned to inventory with the forfeit of deposited funds, typically after 90 days.

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

The Company offers the option of third party financing for customers wishing to borrow money for the purchase. The customer applies on-line with the third party and upon going through the credit check will be approved or denied. If accepted, the customer is allowed to purchase according to the limits set by the financing company. We recognize the revenue of the sale upon the promise of the financing company to pay.

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2018 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of December 31, 2018 and 2017, our allowance for returns remained the same at $28,402 and $28,402, respectively.

Shipping and Handling Costs

Shipping and handling costs was changed in Fiscal 2018 to be included in cost of goods sold compared to Fiscal year 2017 they were included in selling, general and administrative expenses. Shipping and handling costs amounted to $56,434 and $67,309, for 2018 and 2017, respectively. We have determined, starting January 1, 2018, that shipping and handling costs should be included in cost of goods sold since inventory is what is shipped to and from store locations or to and from vendors.

Taxes Collected From Customers

The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenues or expenses.

Earnings Per Share

Basic earnings per common share, par value $0.01 per share (“Common Stock”) is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into Common Stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants outstanding determined using the treasury stock method.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense for Fiscal 2018 and Fiscal 2017 amounted to $0 and $10,688 respectively.

The following table represents our total compensation cost related to nonvested awards not yet recognized at year end December 31, 2018 and December 31, 2017:

			Number of		Number of
			shares, granted	Unrecognized	shares, granted	Unrecognized
		Price of	unvested	expense at	unvested	expense at
Date of grant	Employee	stock at grant date	December 31, 2018	December 31, 2018	December 31, 2017	December 31, 2017

January 23, 2014	Robert Burnside	$2.18	250	545	250	$545
January 23, 2014	David Larson	$2.18	-	-	250	$545

Total cost unrecognized				$545		$1,090

David Larson is no longer employed by the Company and forfeited his nonvested RSUs. Only 250 nonvested stock awards remain unrecognized as of December 31, 2018.

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

On January 1, 2018 we adopted ASU 2014-09 using the full retrospective method. After the adoption of ASU No. 2014-09, the fair value of customer trade-ins will be considered non-cash consideration when determining the transaction price, and therefore classified as revenue rather than a reduction of cost of goods sold. Also, the Company will record its current sales return reserve within separate refund liability and asset for recovery accounts within other current asset and liabilities. The change in balance classification of sales returns was immaterial to the Company’s consolidated financial statements. The Company completed its review of its material revenue streams and determined that there was no impact to its consolidated financial statements, results of operations or liquidity. When comparing the Company’s current revenue recognition to the new applied revenue recognition under Accounting Standards Codification (“ASC”) 606, there was no change to the amount or timing of revenue recognized. Therefore, no quantitative adjustment was required to be made to the prior periods presented on the unaudited condensed consolidated financial statements after the adoption of ASC 606.

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

Note 2 – Concentration of Credit Risk

The Company maintains cash balances in financial institutions in excess of federally insured limits. Through a series of transactions beginning in 2010, Elemetal, LLC (“Elemetal”), NTR Metals, LLC (“NTR”) and Truscott Capital, LLC (“Truscott”), collectively (the “Related Entities”), became the largest shareholders of our Common Stock. NTR transferred all of its Common Stock to Eurdo Holdings, LLC (“Eduro”) on August 29, 2018Other than a certain Related Entity, the Company has no retail or wholesale customers that account for more than 10% of its revenues. During Fiscal 2018, 11% of sales and 2% of purchases were transactions with a certain Related Entity, and in Fiscal 2017 these transactions represented 17% of sales and 11% of purchases. A certain Related Entity accounted for 0% and 5% of the Company’s accounts receivable, as of December 31, 2018 and 2017, respectively. The Larson Group, LLP accounted for 0% and 10.3% of the Company’s accounts receivable, as of December 31, 2018 and 2017 respectively. The Dorado Trade Group accounted for 0% and 15.2% of the Company’s accounts receivable, as of December 31, 2018 and 2017 respectively. A certain Related Entity also accounted for $3,088,973 and $3,902,293 of the Company’s accounts payable, as of December 31, 2018 and 2017.

Note 3 – Inventories

Inventories consist of the following:

	December 31,
	2018	2017
Jewelry	$7,001,477	$6,344,948
Scrap Gold	1,205,111	1,512,156
Bullion	801,717	414,867
Rare Coins and Other	756,789	325,719
	$9,765,094	$8,597,690

Note 4 – Note Receivable

Note receivable consists of the following:

	December 31,
	2018	2017
Note receivable (1)	$-	$666,722
Sub-Total	-	666,722
Less current portion note receivable	-	33,862
Long-term note receivable	$-	$632,860

(1)	On September 22, 2017, DGSE entered into a purchase agreement with David Larson and the Larson Group, LLC for preowned fine Rolex watches and aftermarket Rolex accessories, the tradename “Fairchild International”, the website www.fairchildwatches.com and all telephone numbers and copyrights used solely in the operation of selling preowned Rolex watches. The $675,000 Secured Promissory Note with a remaining balance of $644,313, became likely uncollectable following the death of its principal, David Larson, and subsequent filing by Larson Group LLC under chapter 7 of the US Bankruptcy Protection laws, on August 6, 2018. DGSE viewed the likelihood of collecting remaining funds or collateral as remote and wrote off the full balance.

Note 5 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2018	2017
Building and improvements	$1,529,649	$1,676,942
Machinery and equipment	1,039,013	1,518,938
Furniture and fixtures	453,699	563,782
	3,022,361	3,759,662
Less: accumulated depreciation	(1,701,498)	(2,068,790)

Total property and equipment	$1,320,863	$1,690,872

Depreciation expense was $251,097 and $320,744 for Fiscal 2018 and Fiscal 2017, respectively.

Note 6 – Intangible assets

Intangible assets consist of:

	December 31,
	2018	2017
Domain names	$41,352	$41,352
Point of sale system	270,000	-
	311,352	41,352
Less: accumulated amortization	(77,002)	(41,352)

Total intangibles	$234,350	$-

Amortization expense was $35,650 and $0 for Fiscal 2018 and Fiscal 2017, respectively.

Note 7 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2018	2017
Professional fees	$149,000	$128,615
Advertising	52,590	19,719
Board member fees	7,500	-
Bonuses	-	135,000
Employee benefits	10,383	-
Deferred rent	-	60,810
Federal income tax	-	17,122
Other	-	(1,021)
Payroll	205,112	202,773
Texas sales tax audit accrued liability	-	70,000
Sales tax	111,739	115,726
State income tax	42,879	55,943

Total accrued accounts payable	$579,203	$804,687

Deferred rent was reclassified as other liabilities for Fiscal 2018 of $61,513 compared to $60,810 listed in accrued expenses for Fiscal 2017.

Note 8 – Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2018	2017
Capital lease (1)	$-	$2,352
Sub-Total	-	2,352
Less Current portion capital lease	-	2,352
Long-term debt	$-	$-

(1)	On April 3, 2013, DGSE entered into a capital lease for $58,563 with Graybar Financial Services for phones at the new corporate headquarters. The non-cancelable lease agreement required an advanced payment of $2,304 and monthly payments of $1,077 for 60 months at an interest rate of 4.2% beginning in May 2013. The lease contract ran through May 2018 but with prior years extra payments the lease was paid off early and the equipment was purchased for $1.

Note 9 – Basic and Diluted Average Shares

A reconciliation of basic and diluted average common shares is as follows:

	Year Ended December 31,
	2018	2017
Basic weighted average shares	26,924,381	26,918,371
Effect of potential dilutive securities	100,457	519,019
Diluted weighted average shares	27,024,838	27,437,390

For the years ended December 31, 2018 and 2017, there were 15,250 and 1,015,500 Common Stock options, warrants, and Restricted Stock Units (RSUs) unexercised respectively. In December, 2018, a warrant for 1,000,000 shares expired unexercised by a certain Related Entity at a price of $0.65 a share.

Note 10 – Common Stock

In January 2014, DGSE’s Board of Directors (the “Board”) granted 112,000 RSUs to its officers and certain key employees. Each RSU is convertible into one share of Common Stock without additional payment pursuant to the terms of the Restricted Stock Unit Award Agreement, dated January 23, 2014, between the Company and each recipient (the “RSU Award Agreement”). One-fourth, or 28,000, of the RSUs vested and were exercisable as of the date of the grant, and were subsequently issued in January 2014. An additional one-fourth (calculated using the total number of RSUs at the time of grant) of the RSUs issued in January 2014 will vest and be exercisable on each subsequent anniversary of the date of grant until 100 percent of the RSUs have vested, subject to the recipient’s continued status as an employee on each such date and other terms and conditions of set forth in the RSU Award Agreement. As of December 31, 2018, 250 RSUs remain unvested.

Note 11 – Stock Options and Restricted Stock Units

In January 2014, we granted 112,000 Restricted Stock Units (“RSUs”) to management and key employees, subject to the 2006 Plan. Under the terms of the RSU Award Agreements from January 2014, 25% of these RSUs vested immediately, with the remaining 75% to vest ratably over the next three years, pending the each recipient’s continued employment by DGSE. On September 24, 2014, the Board awarded the three independent directors a total of 42,600 RSUs as compensation for their Board service. 100% of these RSUs vested on the day prior to DGSE’s 2015 Annual Meeting of Stockholders. On December 10, 2014, the Board awarded DGSE’s former Chief Executive Officer, James D. Clem, 75,000 RSUs as part of his compensation package. 100% of these RSUs vested immediately, and pursuant to this vesting, 75,000 shares of Common Stock were issued to Mr. Clem on December 18, 2014. On February 18, 2015, the Company issued 15,000 shares of Common Stock to management and key employees pursuant to the RSU Award Agreements.

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

Subsequent to such grants, the 2006 Plan expired, as a result, no further issuances can be made pursuant to the 2006 Plan. On December 7, 2016, our shareholders approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares for issuance pursuant to awards issued thereunder. As of December 31, 2018, no awards had been made under the 2016 Plan.

The following table summarizes the activity in common shares subject to options and warrants:

	Year Ended December 31,
	2018		2017
		Weighted		Weighted
		average exercise		average exercise
	Shares	price	Shares	price

Outstanding at beginning of year	1,015,000	$0.67	1,015,000	$0.67
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,000,000)	0.65	-	-

Outstanding at end of year	15,000	$2.17	1,015,000	$0.67

Optons exercisable at end of year	15,000	$2.17	1,015,000	$0.67

Information about stock options outstanding at December 31, 2018 is summarized as follows:

	Options Outstanding and Exercisable
		Weighted average
		remaining		Weighted
		contractual life		average	Aggregate Intrinsic
Exercise price	Number outstanding	(Years)		exercise price	Value
$2.13	10,000	NA	(1)	$2.13	$-
$2.25	5,000	NA	(1)	2.25	-

	15,000				$-

(1)	Options currently issued pursuant to the Company’s 2004 Employee Stock Option Plans have no expiration date.

The aggregate intrinsic values in the above table were based on the closing price of our Common Stock of $0.46 as of December 31, 2018.

A summary of the status of our non-vested RSU grants issued under our 2006 Plan is presented below:

	Year Ended December 31,
	2018		2017
		Weighted		Weighted
		average exercise		average exercise
	Shares	price	Shares	price

Nonvested at beginning of year	500	$0.56	152,000	$0.56
Granted	-	-	-	-
Vested	-	-	(18,750)	0.56
Forfeited	(250)	0.56	(132,750)	0.56

Outstanding at end of year	250	$0.56	500	$0.56

As a result of the expiration of the 2006 Plan, as of December 31, 2018, no further shares could be issued under the 2006 Plan. A total of 1,100,000 shares remain available for future grants pursuant to the 2016 Plan.

During 2018 and 2017, the Company recognized $0 and $10,688, respectively, of stock-based compensation expense attributable to employees and directors which was recorded in selling, general, and administrative expenses.

Note 12– Sales and Use Tax

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

The Texas Comptroller conducted an additional sales and use tax audit of our Texas operations with respect to the period July 1, 2013 through December 31, 2016. The audit was finalized and a determination was made on April 2, 2018, that we owed a total of $17,294, which includes interest and penalties. An initial reserve of $70,000 was established at December 31, 2017 to cover any liability. That reserve was reduced to the amount owed of $17,294 for the accompanying consolidated balance sheet as of March 31, 2018. The balance due of $17,294 was paid in full on April 4, 2018.

Note 13 – Income Taxes

The income tax provision reconciled to the tax computed at the statutory from continuing operations Federal rate follows:

	2018	2017

Tax Expense at Statutory Rate	$150,855	$625,603
Valuation Allowance	(152,043)	(570,139)
Non-Deductible Expenses and Other	1,189	(62,225)
Tax Reform Revaluation, Net of Valuation Allowance	21,915	(39,037)
State Taxes, Net of Federal Benefit	38,756	47,021
Income tax expense	$60,672	$1,223

Current	$60,672	$1,223
Deferred	-	-
Total	$60,672	$1,223

Deferred income taxes are comprised of the following:

	2018	2017
Deferred tax assets (liabilities):
Inventories	$27,524	$27,122
Stock options and other	57,019	58,050
Alternative Minimum Tax credit carryforward	-	1,703
Contingencies and accruals	18,882	81,907
Property and equipment	(97,897)	(228,460)
Net operating loss carryforward	7,251,479	7,376,283
Total deferred tax assets, net	7,257,007	7,316,605

Valuation allowance	$(7,257,007)	$(7,316,605)

As of December 31, 2018, the Company had $2,729,636 of net operating loss carry-forwards, related to the Superior Galleries acquisition which may be available to reduce taxable income in future years, subject to the applicable Internal Revenue Code Section 382 limitations. As of December 31, 2018, the Company had approximately $36,789,124 of net operating loss carry-forwards related to Superior Galleries’ post acquisition operating losses and other operating losses incurred by the Company’s other operations. These carry-forwards will expire, starting in 2026 if not utilized. As of December 31, 2018, the Company determined, based on consideration of all available evidence, including but not limited to historical, current and future anticipated financial results as well as applicable IRS limitation and expiration dates related to the Company’s net operating losses a full valuation allowance should be recorded for its net deferred tax assets.

The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the limitations on the deduction for interest incurred in 2018 or later of up to 70% of its taxable income for the carryforward year and the limitation of the utilization of post 2017 net operating loss carryforwards. At December 31, 2018, the Company has not completed its accounting for the tax effects of enactment of the Tax Act. The Company does not anticipate material changes to its income tax provision as a result of the passage of the Tax Act until pre tax law change net operating losses are fully utilized or expire in 2026. The Company has remeasured certain deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The deferred tax assets of the Company were reduced by $4,529,327 as a result of this remeasurement. This change was fully offset by the corresponding change in the valuation allowance. The Company has recorded $21,393 on noncurrent receivable related to alternative minimum tax credits which are refundable under the Act.

Note 14 – Operating Leases

The Company leases certain of its facilities under operating leases. The minimum rental commitments under non-cancellable operating leases as of December 31, 2018 are as follows:

	Total	2019	2020	2021	2022	2023	Thereafter
Operating Leases	$1,866,013	$548,425	$478,026	$394,745	$150,245	$126,245	$168,327

Rent expense for Fiscal 2018 and Fiscal 2017 was $509,534 and $507,238, respectively.

Note 15 – Related-Party Transactions

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

Through a series of transactions beginning in 2010, Elemetal, NTR and Truscott (“Related Entities”) became the largest shareholders of our Common Stock. NTR transferred all of its Common Stock to Eduro Holdings, LLC (“Eduro”) on August 29, 2018. A certain Related Entity has been DGSE’s primary refiner and bullion trading partner. In Fiscal 2018, 11% of sales and 2% of purchases were transactions with a certain Related Entity, and in the same period of Fiscal 2017, these transactions represented 17% of DGSE’s sales and 11% of DGSE’s purchases. On December 9, 2016, DGSE and a certain Related Entity closed the transactions contemplated by the Debt Exchange Agreement whereby DGSE issued a certain Related Entity 8,536,585 shares of its common stock and a warrant to purchase an additional 1,000,000 shares to be exercised within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to a certain Related Entity as a result of bullion-related transactions. The warrant to purchase an additional 1,000,000 shares expired in December, 2018 and was not exercised. As of December 31, 2018, the Company was obligated to pay $3,088,973 to the certain Related Entity as a trade payable, and had a $0 receivable from the certain Related Entity. As of December 31, 2017, the Company was obligated to pay $3,902,293 to the certain Related Entity as a trade payable, and had a $39,215 receivable from the certain Related Entity. For the year ended December 31, 2018 and 2017, the Company paid the Related Entities $149,540 and $199,243, respectively, in interest on the Company’s outstanding payable.

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

Note 16 – Defined Contribution Plan

The Company sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan covers substantially all employees who have completed one month of service. Participants can contribute up to 15 percent of their annual salary subject to Internal Revenue Service limitations. The Company matched 10% of the employee’s contribution up to 6% of the employee’s salary for the Fiscal 2018 plan and no contributions were matched or contributed by DGSE Companies, Inc. for the Fiscal 2017 plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE COMPANIES, INC.

By:	/s/ JOHN R. LOFTUS	Dated: April 12, 2019
John R. Loftus
Chairman of the Board,
Chief Executive Officer,
(Principal Executive Officer)
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN R. LOFTUS	Dated: April 12, 2019
John R. Loftus
Chairman of the Board,
Chief Executive Officer,
(Principal Executive Officer)
President

By:	/s/ BRET A. PEDERSEN	Dated: April 12, 2019
Bret A. Pedersen
Chief Financial Officer
(Principal Accounting Officer)

By:	/s/ JOEL S. FRIEDMAN	Dated: April 12, 2019
Joel S. Friedman
Director

By:	/s/ ALEXANDRA C. GRIFFIN	Dated: April 12, 2019
Alexandra C. Griffin
Director

By:	/s/ JIM R. RUTH	Dated: April 12, 2019
Jim R. Ruth
Director

By:	/s/ ALLISON M. DESTEFANO	Dated: April 12, 2019
Allison M. DeStefano
Director