Form 10-K/A
period 2018-12-31
DGSE COMPANIES INC
filed 2019-04-29
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 001-11048

DGSE COMPANIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0097334
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

13220 Preston Road, Dallas, TX	75240
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 972-587-4049

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	NYSE AMERICAN

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

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Emerging growth company [ ]	Accelerated filer [ ] Smaller Reporting Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

As of June 30, 2018, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price at which the common equity was last sold on the NYSE AMERICAN Exchange (the “Exchange”) was $5,575,820.

As of the close of business on April 29, 2019, there were 26,924,381 shares of DGSE Companies, Inc. common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE TO AMENDMENT NO. 1

DGSE Companies, Inc. (the “Company” or “DGSE”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2018, as originally filed with the Securities and Exchange Commission (“SEC”) on April 12, 2019 (the “Original Form 10-K”), to add information required in Part III of its Annual Report on Form 10-K because a definitive proxy statement containing such information may not be filed within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of its definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In addition, Item 15 of Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

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

Board of Directors and Executive Officers

The following table lists the name and age of each member of the Board, each executive officer and each other significant employee, their respective terms of office and the position(s) he or she currently holds as of the date of the filing of this Amendment No. 1 to the annual report on Form 10-K for the year ended December 31, 2018 (“Fiscal 2018”).

Name	Age	Director or Officer Since	Position
John R. Loftus	50	2016	Chairman of the Board, Chief Executive Officer and President

Bret A. Pedersen	58	2017	Chief Financial Officer

Joel S. Friedman (1)	51	2017	Lead Independent Director and Chairman of the Compensation Committee

Alexandra C. Griffin (1)	30	2017	Director and Chairman of the Audit Committee

Jim R. Ruth (1)	55	2017	Director and Chairman of the Compliance, Governance and Nominating Committee

Allison M. DeStefano	35	2018	Director

(1)	Member of the Audit Committee, Compensation Committee, and Compliance, Governance and Nominating Committee.

The following paragraphs summarize each nominee’s principal occupation, business affiliations and other information.

John R. Loftus has served as Chief Executive Officer and President and Chairman of the Board since December 12, 2016. Under his guidance, the company posted its second consecutive annual profit in 2018. Mr. Loftus holds an M.B.A. from the SMU Cox School of Business.

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

Joel S. Friedman has served as Lead Independent Director and Chairman of the Compensation Committee since January 18, 2017. Mr. Friedman has his undergraduate degree from the University of North Texas and holds a Masters of Business Administration from the SMU Cox School of Business. Mr. Friedman brings a wealth of Operations and Technology experience. Along with 20+ years of Senior Leadership in the Financial Services space, he has also held CIO and COO positions for companies in the Payment Processing Space- Century Payments and SaaS space- OppMetrix.

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

Jim R. Ruth has served as a director and as Chairman of the Compliance and Nominating Committee since January 17, 2017. Mr. Ruth is currently the President and Chief Executive Officer of OppMetrix. From 2010 to 2015 he was the Executive Vice President-Sales and Marketing, Strategic Planning of OppMetrix. He obtained his Bachelor of Science Degree from the University of Michigan and holds a Masters of Business Administration from the SMU Cox School of Business.

Allison M. DeStefano has served as a director since March 19, 2018. Ms. DeStefano is the national sales director for Echo Environmental, LLC, a data security and de-manufacturer/refurbishment processor of electronics in the aftermarket supply chain. She is responsible for management of client services, firm marketing and communications, investment analysis, structuring and execution, and internal operations of the company. Ms. DeStefano started her career as a sales consultant and spent years as a senior sales executive with prior working relationships and with National Pawnbrokers Association Board and numerous members thereof. She studied art at the State University of New York and is a native of Buffalo, New York.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, Fiscal 2018, and any written representations from reporting persons that no Form 5 is required, we are not aware of any person who, at any time during Fiscal 2018, was a director, officer or beneficial owner of more than 10% of our common stock who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during Fiscal 2018.

Name	Number of Late Reports	Number of Transactions Not Reported On a Timely Basis	Known Failures to File a Required Form
John R. Loftus	0	0	0
Bret A. Pedersen	0	0	0
Joel S. Friedman	0	0	0
Alexandra C. Griffin	0	0	0
Jim R. Ruth	0	0	0
Allison M. DeStefano	0	0	0

Board Composition

Our Board is currently composed of five directors. John R. Loftus is the Company’s Chairman of the Board, Chief Executive Officer and President since December 2016. Our most recent board member, Allison M. DeStefano, was elected to the board on March 19, 2018. Our Board has determined that current board members Joel S. Friedman, Alexandra C. Griffin, and Jim R. Ruth are “independent” under the standards of the SEC and the NYSE AMERICAN. Under applicable SEC and NYSE AMERICAN rules, the existence of certain “related person” transactions above certain thresholds between a director and us are required to be disclosed and preclude a finding by our Board that the director is independent. In addition to transactions required to be disclosed under SEC rules, our Board considered certain other relationships in making its independence determinations, and determined in each case that such other relationships did not impair the director’s ability to exercise independent judgment on our behalf.

Our directors are elected at an annual meeting of our shareholders by the holders of shares entitled to vote in the election of directors, except in the case of vacancy, which can be filled by an affirmative vote of a majority of the remaining directors. Each director is elected to serve until the annual meeting of shareholders following their election or until he or she chooses to resign from his position.

Board Meetings

Our Board meets as often as necessary to perform its duties and responsibilities. During Fiscal 2018, the Board met four times in person or telephonically. All members of our Board were present at and participated in all meetings. Management also regularly conferred with directors between meetings regarding our affairs.

Audit Committee

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, consisting of all three independent directors of our Board, was chaired by Alexandra C. Griffin during Fiscal 2018, who is also an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, promulgated under the Securities Act. Ms. Griffin is “independent,” as defined by the listing standards of the Exchange during Fiscal 2018. The other members of the Audit Committee during Fiscal 2018 were Joel S. Friedman and Jim R. Ruth. The Audit Committee is primarily tasked with overseeing our financial reporting process, evaluation of independent auditors and, where appropriate, exercising its duty to replace our independent auditors. Management is responsible for preparing our financial statements, and the independent auditors are responsible for auditing those financial statements. During Fiscal 2018, the Audit Committee met four times in person or telephonically.

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

Based on the review and discussions noted in the preceding two paragraphs, the Audit Committee recommended to the Board that the audited financial statements for the year ended December 31, 2018 and 2017 be included in our annual report on Form 10-K with the SEC.

All three independent directors, Joel S. Friedman, Alexander C. Griffin and Jim R. Ruth, are members of the Audit Committee. The Audit Committee acts pursuant to our Audit Committee Charter. Each of the members of the Audit Committee qualifies as an independent director under the current listing standards of the Exchange.

Compensation Committee

On August 31, 2012, the Board approved the creation of a Compensation Committee comprised of our independent directors. The Compensation Committee is currently chaired by Joel S. Friedman and is primarily concerned with reviewing, approving and determining the compensation of our executive officers to ensure that we employ ethical compensation standards and that our executive officers are fairly compensated based upon their performance and contribution to us. The Compensation Committee meets as often as necessary to perform its duties and responsibilities. During Fiscal 2018, the Compensation Committee met one time in person or telephonically. We have adopted a formal written Compensation Committee Charter, and the Compensation Committee reviews and reassesses the adequacy of the charter annually. The charter for the Compensation Committee is available under the “Investors” menu of our corporate website at www.DGSECompanies.com.

Compliance, Governance, and Nominating Committee

On January 17, 2013, the Board approved the creation of a Nominating and Corporate Governance Committee comprised of our independent directors, and on February 20, 2015, the Board approved a resolution which changed the name of this committee to the Compliance, Governance, and Nominating Committee, and also delegated certain additional responsibilities to the committee. The Compliance, Governance, and Nominating Committee is currently chaired by Jim R. Ruth and is primarily concerned with matters relating to the Company’s director nominations process and procedures, developing and maintaining the Company’s corporate governance policies, monitoring the Company’s compliance with its code of conduct and ethics, and any related matters required by the federal securities laws. The Compliance, Governance, and Nominating Committee meets as often as necessary to perform its duties and responsibilities. During Fiscal 2018, the Compliance, Governance, and Nominating Committee met one time. We have adopted a formal written Compliance, Governance, and Nominating Committee Charter, and the Compliance, Governance, and Nominating Committee reviews and reassesses the adequacy of the charter annually. The charter for the Compliance, Governance and Nominating Committee is available under the “Investors” menu on our corporate website at www.DGSECompanies.com.

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

We believe that specific levels of executive compensation should reflect the responsibilities of each position within our Company, the relative value of the position and the competition for quality, key personnel in our industry. Our executive compensation program includes three primary components:

●	Base salary. Base salary is the guaranteed element of an executive’s annual cash compensation. The level of base salary reflects the Compensation Committee’s assessment of the employee’s long-term performance, his or her skill set and the market value of that skill set.

●	Annual cash bonus opportunities. Performance-based incentive cash bonuses are intended to reward executives for achieving specific financial and operational goals both at a corporate and an individual level.

●	Long-term incentive awards. Long-term incentives are provided through grants of stock options and restricted stock units intended to encourage our executives to take steps that they believe are necessary to ensure our long-term success, and to align their interests with our other shareholders.

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

Summary Compensation Table

The following tables and discussion sets forth the compensation paid to our Chief Executive Officer and Chief Financial Officer for all services rendered to us by these individuals in all capacities for Fiscal 2018 and Fiscal 2017.

Name and	Fiscal	Salary	Bonus	Stock	Other	Total
Principal Position	Year	($)	($) (3)	Awards ($)	Compensation	Compensation

John R. Loftus	2017	-				-
Chief Executive Officer (1)	2018	-				-

Bret A. Pedersen	2017	150,000	37,203			187,203
Chief Financial Officer (2)	2018	150,000	25,527			175,527

(1)	John R. Loftus was elected as the Company’s Chief Executive Officer, Chairman of the Board, and President on December 12, 2016 upon the resignation of Matthew M. Peakes on December 10, 2016. Mr. Loftus has chosen not to receive a salary at this time.

(2)	Bret A. Pedersen was elected as the Company’s Chief Financial Officer on January 14, 2017 after the resignation of Steven R. Patterson on January 12, 2017.

(3)	A quarterly bonus program was established for the company managers during Fiscal 2017 and the first two quarters of Fiscal 2018. The bonus was discretionarily calculated quarterly on net profits above $125,000 in which the Chief Financial Officer participated.

Employment Agreements

There are no Employment Agreements as of December 31, 2018.

Outstanding Equity Awards at Fiscal Year End

There are no Outstanding Equity Awards as of December 31, 2018.

Compensation of Directors

Beginning in January 2017 and extended through Fiscal 2018, the Compensation Committee recommended that independent directors be paid cash compensation of $10,000 per year, to be paid in $2,500 quarterly increments due on the day of each quarterly board meeting. No other compensation is to be paid. The full Board subsequently approved these recommendations.

Our employee directors receive no separate compensation for their services as directors.

The following table sets forth the total compensation paid to our directors serving in Fiscal 2018 (other than directors who are Named Executive Officers and whose compensation is described above under the heading Summary Compensation Table) for their service on our Board and committees of the Board during Fiscal 2018.

Name	Director Fees Paid in Cash ($)	Stock Awards ($)	All Other Compensation	Total ($)
Joel S. Friedman	10,000	-	-	10,000
Alexandra C. Griffin	10,000	-	-	10,000
Jim R. Ruth	10,000	-	-	10,000

(1)	Joel S. Friedman was elected as independent director on January 18, 2017.
(2)	Alexandra C. Griffin was elected as independent director on January 17, 2017.
(3)	Jim R. Ruth was elected as independent director on January 17, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

On June 27, 2006, our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”), which reserved 750,000 shares for issuance upon exercise of options to purchase our Common Stock or other stock awards. We subsequently granted options to purchase 150,000 shares of our Common Stock pursuant to the 2006 Plan, of which 100,000 have been exercised and the remaining 50,000 have expired as of December 31, 2018.

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

On April 27, 2016, the Board awarded Matthew Peakes, the Company’s former Chief Executive Officer, and Nabil J. Lopez, the Company’s former Chief Financial Officer, a total of 75,000 and 50,000 RSUs, respectively, as compensation for their service as executives of the Company. For Mr. Peakes, one-fourth (or 18,750), and for Mr. Lopez, one-fourth (or 12,500) of the RSUs were to vest ratably in equal annual installments over a four year period beginning on April 27, 2017, subject to a continued status as an employee on each such date and other terms and conditions set forth in the RSU Award Agreement, dated April 27, 2016. Each vested RSU is convertible into one share of our Common Stock, par value $0.01, without additional consideration. Upon termination of service of the employee, other than by death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. As a result of his resignation effective August 15, 2016, 50,000 RSUs awarded to Mr. Lopez were forfeited. As a result of the continued employment of Matthew Peakes on April 27, 2017, his first annual installment (or 18,750) RSUs became vested. As a result of Matthew Peake’s resignation effective June 30, 2017, all further service RSUs awarded to Mr. Peakes were forfeited. In addition to the RSU grant above for Matthew Peakes and Nabil Lopez, the compensation committee granted an additional 75,000 and 50,000, respectively, performance based RSUs to the executives that were to vest ratably over a four year period beginning April 27, 2017 if certain financial performance criteria are achieved. As a result of his resignation effective August 15, 2016, 50,000 RSUs awarded to Mr. Lopez were forfeited. As a result of the financial performance being below the minimum level, no RSUs were vested on the first annual installment. As a result of Matthew Peake’s resignation effective June 30, 2017, all performance RSUs awarded to Mr. Peakes were forfeited.

Subsequent to such grants, the 2006 Plan expired, as a result, no further issuances can be made pursuant to the 2006 Plan.

On December 7, 2016, our shareholders approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares for issuance pursuant to awards issued thereunder. As of December 31, 2018, no awards had been made under the 2016 Plan.

The following table summarizes options to purchase shares of Common Stock, and RSUs, outstanding as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Numbers of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	15,250	2.17	1,100,000

Equity compensation plans not approved by security holders	None		None
	15,250		1,100,000

The following table sets forth the beneficial ownership each stockholder known by us to own beneficially more than five (5) percent of our outstanding shares of Common Stock. Common Stock beneficially owned and percentage ownership as of April 29, 2019 was based on 26,924,381 shares outstanding.

		(3)
	(2)	Amount and		(5)	(6)	(7)	(8)
(1)	Name and address	nature of	(4)	Sole	Shared	Sole	Shared
Title of	of beneficial	beneficial	Percent	voting	voting	investment	investment
Class	owner	ownership	of class	power	power	power	power

Common Stock	Truscott Capital 15850 Dallas Parkway Dallas, TX 75248	12,814,727	47.6%	(1)	(1)	(1)	(1)

Common Stock	Eduro Holdings, LLC 38660 Sussex Hwy, #102 Delmar, DE 19940-3529	6,365,460	23.6%	(2)	(2)	(2)	(2)

(1)

Based on information disclosed in the Schedule 13D, jointly filed with the SEC on January 2, 2018 by Truscott Capital, LLC (“Truscott”) and Elemetal, LLC (“Elemetal”). Truscott reported sole reporting and dispositive power with respect to 13,814,727 shares. A warrant to purchase 1,000,000 shares of common stock expired in December 2018 that was part of the consideration for the cancellation and forgiveness of trade payables on December 9, 2016. With the expiration of the warrant the beneficial ownership is 12,814,727 shares.

(2)

Based solely on information disclosed in the Schedule 13D/A, jointly filed with the SEC on January 2, 2018 by NTR Metals, LLC (“NTR”) and John R. Loftus. NTR reported sole reporting and dispositive power with respect to 6,365,460 shares.

The following table sets forth information with respect to beneficial ownership of our Common Stock by our Named Executive Officers, by each of our directors, and by all executive officers and directors as a group as of April 29, 2019. Except as otherwise noted, the address of each of the following beneficial owners is c/o DGSE Companies, Inc., 13022 Preston Road, Dallas, TX 75240.

Title of Class	Name and Address of beneificial owner	Amount and nature of beneficial ownership	Percent of class	Sole voting power	Shared voting power	Sole investment power	Shared investment power
Common Stock	John R. Loftus (1)	6,365,460	23.60%	-	6,365,460	-	6,365,460
Common Stock	Bret A. Pedersen (2)	37,129	0.14%	37,129	-	-	-
Common Stock	Alexandra C. Griffin (3)	-	0%	-	-	-	-
Common Stock	Jim R. Ruth (4)	-	0%	-	-	-	-
Common Stock	Joel S. Friedman (5)	7,267	0.03%	7,267	-	-	-
Common Stock	Allison M. DeStefano (6)	-	0%	-	-	-	-
Common Stock	All Directors and Executive Officers	6,409,856	23.77%	44,396	6,365,460	-	6,365,460

(1)

John R. Loftus was elected as the Company’s Chairman of the Board, Chief Executive Officer and President upon the resignation of Matthew M. Peakes on December 10, 2016. Pursuant to the Schedule 13D/A, jointly filed with the SEC on September 19, 2018 by Eduro Holdings, LLC (“Eduro”), NTR Metals, LLC (“NTR”) and John R. Loftus, Mr. Loftus may be deemed to beneficially own 6,365,460 shares held by Eduro.

(2)	Bret A. Pedersen was elected as Chief Financial Officer upon the resignation of the Acting Chief Financial Officer, Steven Patterson, on January 14, 2017.

(3)	Alexandra C. Griffin was elected as independent director on January 17, 2017

(4)	Jim R. Ruth was elected as independent director on January 17, 2017.

(5)	Joel S. Friedman was elected as independent director on January 17, 2017.

(6)	Allison M. DeStefano was elected as director on March 19, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

From time to time, we engage in business transactions with our shareholders, Elemetal and other related parties. Set forth below in the section entitled “Related Party Transactions” is a summary of such transactions.

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

The firm of Whitley Penn LLP was the independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K, the review of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q and for services that are normally provided by accountants in connection with statutory and regulatory filings for the years ended December 31, 2018 and 2017. The following table presents the contractual fees to Whitley Penn LLP for the Fiscal 2018 and Fiscal 2017 audits.

Type of Fees	2018	2017
Audit Fees	$190,500	$190,500
Tax Fees	10,700	10,700
Total	201,200	$201,200

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

All audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by Whitley Penn LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s pre-approval policy: (i) identifies the guiding principles that must be considered by the audit committee in approving services to ensure that Whitley Penn LLP’s independence is not impaired; (b) describes the audit, and tax services that may be provided; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by Whitley Penn LLP must be pre-approved by the Audit Committee

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

Index to Exhibits

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	S-8	May 29, 2007	3.8

3.9	Certificate of Amendment to Articles of Incorporation, dated December 7, 2016		X	10-K	April 14, 2017	3.9

3.10	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7

3.11	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.12	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1

4.1	Specimen Common Stock Certificate		X	S-4	February 26, 2007	4.1

4.2	Warrant to Purchase Shares of Common Stock of DGSE Companies, Inc. issued to Elemetal, LLC dated December 9, 2016		X	8-K	December 13, 2016	4.1

10.1	Lock-up Agreement, dated September 11, 2012, by and among DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.2

10.2	Form of Option Grant Agreement		X	8-K	September 16, 2011	10.4

10.3	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.5

10.4	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	September 16, 2011	10.7

10.5	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	October 28, 2011	10.2

10.6	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	July 20, 2012	10.1

10.7	Guaranty and Security Agreement, dated July 19, 2012, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC		X	8-K	July 20, 2012	10.2

10.8	Revolving Credit Note granted in favor of NTR Metals, LLC		X	8-K	July 20, 2012	10.3

10.9	Amendment to Loan Agreement and Revolving Credit Note, dated February 25, 2014, by and between the Company and NTR		X	8-K	March 5, 2014	10.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
10.10	Office Space Lease, dated January 21, 2013, by and between 15850 Holdings, LLC and the Company		X	10-K	March 27, 2014	10.21

10.11	Separation & Release of Claims Agreement dated April 17, 2014, by and between the Registrant and James J. Vierling		X	8-K	April 21, 2014	10.1

10.12	Payment Agreement, dated July 11, 2014		X	8-K	July 17, 2014	10.1

10.13	Second Amendment to Loan Agreement and Revolving Credit Note, dated January 26, 2015, by and between the Company and NTR		X	8-K	February 6, 2015	10.1

10.14	Offer Letter by and between DGSE and Matthew M. Peakes, dated September 4, 2015		X	8-K	September 11, 2015	10.1

10.15	Consulting, Separation and Release of Claims Agreement by and between DGSE and James D. Clem, dated September 4, 2015		X	8-K	September 11, 2015	10.2

10.16	Offer Letter by and between DGSE and Nabil J. Lopez, dated October 29, 2015		X	8-K	October 29, 2015	10.1

10.17	Form of Indemnification Agreement between DGSE Companies, Inc. and each officer and director of DGSE		X	8-K	February 12, 2016	10.1

10.18	Stock Purchase Agreement by and between DGSE Companies, Inc., Elemetal LLC and NTR Metals, LLC, dated June 20, 2016		X	8-K	June 22, 2016	10.1

10.19	Registration Rights Agreement by and among DGSE Companies, Inc., and Elemetal, LLC and NTR Metals, LLC dated as of December 9, 2016		X	8-K	December 13, 2016	10.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
14.1	Business Conduct & Ethics Policy		X	10-K/A	December 19, 2012	14.1

21.1	Subsidiaries of the Registrant		X	10-K	March 27, 2014	21.1

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

101.INS	XBRL Instance Document		X	10-K	April 29, 2019	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document		X	10-K	April 29, 2019	101.SCH

101.CAL	XBRL Taxonomy Calculation Linkbase Document		X	10-K	April 29, 2019	101.CAL

101.DEF	XBRL Taxonomy Definition Linkbase Document		X	10-K	April 29, 2019	101.DEF

101.LAB	XBRL Taxonomy Label Linkbase Document		X	10-K	April 29, 2019	101.LAB

101.PRE	XBRL Taxonomy Presentation Linkbase Document		X	10-K	April 29, 2019	101.PRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DGSE COMPANIES, INC.

By:	/s/ JOHN R. LOFTUS	Dated: April 29, 2019
John R. Loftus
Chairman of the Board,
Chief Executive Officer,
(Principal Executive Officer)
President