Form 10-Q
period 2019-03-31
DGSE COMPANIES INC
filed 2019-05-20
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 20, 2019:

Class	Outstanding
Common stock, $0.01 par value per share	26,924,381

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$479,560	$1,453,941
Trade receivables, net of allowances	169,951	94,345
Inventories	10,315,661	9,765,094
Prepaid expenses	266,630	81,094
Total current assets	11,231,802	11,394,474

Property and equipment, net	1,274,714	1,320,863
Intangible assets, net	235,350	234,350
Right-of -use assets from operating leases	1,887,256	-
Other assets	68,862	68,411

Total assets	$14,697,984	$13,018,098

LIABILITIES
Current Liabilities:
Accounts payable - trade	$358,609	$838,624
Accounts payable - trade, related party	3,075,120	3,088,973
Current operating lease liabilities	452,820	-
Accrued expenses	494,350	579,203
Customer deposits and other liabilities	54,705	97,837
Total current liabilities	4,435,604	4,604,637

Long-term operating lease liabilities	1,494,284	-

Total liabilities	5,929,888	4,604,637

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,381 shares issued and outstanding	269,244	269,244
Additional paid-in capital	40,172,677	40,172,677
Accumulated deficit	(31,673,825)	(32,028,460)
Total stockholders’ equity	8,768,096	8,413,461

Total liabilities and stockholders’ equity	$14,697,984	$13,018,098

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue
Sales	$16,019,530	$14,055,872
Cost of goods sold	13,801,048	11,553,866
Gross margin	2,218,482	2,502,006

Expenses:
Selling, general and administrative expenses	1,741,340	2,008,667
Depreciation and amortization	74,324	89,752
	1,815,664	2,098,419

Operating income	402,818	403,587

Other (income) expense:
Other (income) expense, net	3,398	(23,959)
Interest expense	34,549	46,882
	37,947	22,923

Income before income taxes	364,871	380,664

Income tax expense	10,236	34,456

Net income	$354,635	$346,208

Basic net income per common share:	$0.01	$0.01

Diluted net income per share:	$0.01	$0.01

Weighted-average number of common shares
Basic	26,924,381	26,924,381
Diluted	26,924,381	27,233,980

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended March 31, 2018 and 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2017	26,924,381	$269,244	$40,172,677	$(32,686,145)	$7,755,776

Net Income	-	-	-	346,208	346,208

Balances at March 31, 2018	26,924,381	$269,244	$40,172,677	$(32,339,937)	$8,101,984

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2018	26,924,381	$269,244	$40,172,677	$(32,028,460)	$8,413,461

Net Income	-	-	-	354,635	354,635

Balances at March 31, 2019	26,924,381	$269,244	$40,172,677	$(31,673,825)	$8,768,096

The accompanying notes are an integral part of these consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Cash Flows From Operating Activities
Net income	$354,635	$346,208

Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation and amortization	74,324	89,752
Loss on sale of equipment	-	40,045
Bad debt expense	30,000	-

Changes in operating assets and liabilities:
Trade recivables, net	(105,606)	(209,217)
Trade receivables, related party, net	-	(39,215)
Inventories	(550,567)	(3,190)
Prepaid expenses	(185,536)	(188,287)
Intangible assets	(15,000)	-
Note receivable	-	8,317
Other assets	(451)	39,038
Accounts payable - trade and accrued expenses	(564,868)	(308,133)
Accounts payable - trade, related party	(13,853)	(212,616)
Operating leases	59,848	-
Customer deposits and other liabilities	(43,132)	155,458

Net cash used in operating activities	(960,206)	(281,840)

Cash Flows From Investing Activities:
Purchase of property and equipment	(14,175)	(86,074)
Net cash used in investing activities	(14,175)	(86,074)

Cash Flows From Financing Activities:
Payments on capital lease obligations	-	(1,181)
Net cash used in financing activities	-	(1,181)

Net change in cash and cash equivalents	(974,381)	(369,095)
Cash and cash equivalents, beginning of period	1,453,941	1,272,208
Cash and cash equivalents, end of period	$479,560	$903,113

Supplemental Disclosures:
Cash paid during the period for:
Interest	$34,549	$46,882
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The consolidated interim financial statements of DGSE Companies, Inc., a Nevada corporation, and its subsidiaries (the “Company” or “DGSE”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (such fiscal year, “Fiscal 2018” and such Annual Report on Form 10-K, the “Fiscal 2018 10-K”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year’s consolidated financial statements to conform to the current year presentation.

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

(3)	Critical Accounting Policies and Estimates

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, trade receivables, accounts payable, accounts payable related party and accrued expenses approximate fair value because of the immediate or short-term nature of these financial instruments.

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

Recent Accounting Pronouncement

On January 1, 2019 we adopted the new lease accounting standard in Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), using the modified retrospective method which allows for the application of the transition provisions at the beginning of the period of adoption, rather than at the beginning of the earliest comparative period presented in these consolidated statements. Under the new guidance, lessees are required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date.

The Company elected certain of the available transition practical expedients, including those that permit it to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. The most significant impact of the new guidance was the recognition of right-of-use (“ROU”) assets and liabilities for operating leases. See Note 9 for additional information.

(4)	Inventories

A summary of inventories is as follows:

	March 31,	December 31,
	2019	2018

Jewelry	$7,040,262	$7,001,477
Scrap gold/silver	1,301,312	1,205,111
Bullion	1,255,631	801,717
Rare coins and Other	718,456	756,789

	$10,315,661	$9,765,094

(5)	Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2019	2018
Building and improvements	$1,543,883	$1,529,649
Machinery and equipment	1,039,013	1,039,013
Furniture and fixtures	453,699	453,699
	3,036,595	3,022,361
Less: accumulated depreciation	(1,761,881)	(1,701,498)

Total property and equipment	$1,274,714	$1,320,863

(6)	Intangible Assets

Intangible assets consist of the following:

	March 31,	December 31,
	2019	2018
Domain names	$41,352	$41,352
Point of sale system	285,000	270,000
	326,352	311,352
Less: accumulated amortization	(91,002)	(77,002)

Total intangibles	$235,350	$234,350

(7)	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2019	2018
Professional fees	$84,088	$149,000
Advertising	-	52,590
Board member fees	-	7,500
Employee benefits	-	10,383
Insurance	179,046	-
Payroll	67,278	205,112
Property taxes	57,000	-
Sales tax	53,823	111,739
State income tax	53,115	42,879

Total accrued accounts payable	$494,350	$579,203

(8)	Revenue Recognition

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

The following disaggregation of revenue is listed by sales category:

	Three Months Ended March 31,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$4,556,368	$1,325,658	29.1%	$5,299,962	$1,596,620	30.1%
Bullion/Rare Coin	9,984,146	516,157	5.2%	7,099,751	553,781	7.8%
Scrap	1,218,151	185,047	15.2%	1,283,644	209,484	16.3%
Other	260,865	191,620	73.5%	372,515	142,121	38.2%
	$16,019,530	$2,218,482	13.8%	$14,055,872	$2,502,006	17.8%

The following disaggregation of revenue is listed by sales category and state:

TEXAS	Three Months Ended March 31,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$4,149,254	$1,200,632	28.9%	$4,618,131	$1,385,252	30.0%
Bullion/Rare Coin	9,780,278	501,592	5.1%	6,890,182	538,025	7.8%
Scrap	1,218,151	185,047	15.2%	1,283,644	209,484	16.3%
Other	257,104	189,474	73.7%	372,515	142,121	38.2%
	$15,404,787	$2,076,745	13.5%	$13,164,472	$2,274,882	17.3%

SOUTH CAROLINA	Three Months Ended March 31,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$407,114	$125,026	30.7%	$681,831	$211,368	31.0%
Bullion/Rare Coin	203,868	14,565	7.1%	209,569	15,756	7.5%
Other	3,761	2,146	57.1%	-	-	-
	$614,743	$141,737	23.1%	$891,400	$227,124	25.5%

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

In limited circumstances, we exchange merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which we recognize revenue in accordance with Accounting Standards Codification (“ASC”) 845, Nonmonetary Transactions. When we exchange merchandise for similar merchandise and there is no monetary component to the exchange, we do not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When we exchange merchandise for similar merchandise and there is a monetary component to the exchange, we recognize revenue to the extent of the monetary assets received and determine the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

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

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2018 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of March 31, 2019 and December 31, 2018, our allowance for returns remained the same at $28,402 and $28,402, respectively.

(9)	Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). We adopted ASC 842 on January 1, 2019, by applying its provisions prospectively. The financial results reported in periods prior to January 1, 2019 are unchanged. Upon adoption, we recognized all of our leases on the balance sheet as right-of-use assets and lease liabilities. For income statement purposes, the FASB retained a duel model, requiring leases to be classified as either operating of finance. Classification is based on certain criteria and we have determined that all of our retail building leases fall into the operating lease category. Our leases are included in our consolidated balance sheet as right-of-use assets along with the the current operating lease liabilities and long-term operating lease liabilities.

The Company recognized $1,994,840 of operating lease right-of-use assets, $446,462 in short-term operating lease liabilities and $1,609,891 in long-term operating lease liabilities on the consolidated sheet upon adoption of the new standard. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease right-of-use asset was determined based on the value of the lease liabilities, adjusted for deferred rent balances of $61,500, which were previously included in other liabilities.

In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842 requires us to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. If we cannot readily determine the discount rate implicit in the lease agreement, we utilize our incremental borrowing rate.

The Company has five operating leases, four in the Dallas/Fort Worth Metroplex and one in Charleston South Carolina. We have two leases expiring next year. Our Euless, Texas lease expires March 31, 2020, with an option for an additional five years which we are reasonably certain to exercise. Our Southlake, Texas location expires July 31, 2020, and with no current options. We will evaluate whether to continue to lease in the present location. Our lease on the main flagship store located at 13022 Preston Road, Dallas, Texas will be expiring October 31, 2021 with no current lease options. The Grand Prairie, Texas lease expires June 30, 2022, and has no current lease options. On April 19, 2018, we entered into an agreement with the landlord in Charleston, South Carolina, to increase the rental space by 2,104 square feet by taking over the vacant suite next door. The lease was amended to include the new space and extended to April 30, 2025. All five leases are triple net leases that we pay our proportionate amount of common area maintenance, property taxes and property insurance. Our total leasing costs for the three months ending March 31, 2019 was $174,347, which consists of $134,595 of rental lease expense and $39,752 of variable lease costs.

As of March 31, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 3.1 years and 5.5%, respectively. The Company’s future operating lease obligations that have not yet commenced are immaterial. For the period ending March 31, 2019, the Company’s cash paid for operating lease liabilities was $136,260.

Future annual minimum lease payments as of March 31, 2019:

Operating
Leases
2019 (excluding the three months ending March 31, 2019)	$411,392
2020	550,624
2021	491,541
2022	247,040
2023	223,045
2024 and thereafter	289,327

Total minimum lease payments	$2,212,969
Less imputed interest	(265,865)

Operating lease liability	$1,947,104

(10)	Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares for the three months ended March 31, 2019 and 2018 is as follows:

	For the Three Months Ended
	March 31,
	2019	2018

Basic weighted average shares	26,924,381	26,924,381
Effect of potential dilutive securities	-	309,599
Diluted weighted average shares	26,924,381	27,233,980

For the three months ended March 31, 2019 and 2018 there were approximately 15,000 stock options excluded from the earnings per share calculation because their impact is antidilutive.

(11)	Stock-Based Compensation

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

Stock-based compensation expense for the three months ended March 31, 2019 and 2018 was $0 and $0, respectively.

(12)	Related Party Transactions

Through a series of transactions beginning in 2010, Elemetal, NTR and Truscott (“Related Entities”) became the largest shareholders of our common stock, par value $0.01 per share. A certain Related Entity has been DGSE’s primary refiner and bullion trading partner. In the three months ended March 31, 2019, 10.4% of sales and 10.8% of purchases were transactions with a certain Related Entity, and in the same period of 2018, these transactions represented 10% of DGSE’s sales and 2% of DGSE’s purchases. On December 9, 2016, DGSE and a certain Related Entity closed the transactions contemplated by the Debt Exchange Agreement whereby DGSE issued a certain Related Entity 8,536,585 shares of its common stock and a warrant to purchase an additional 1,000,000 shares to be exercised within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to a certain Related Entity as a result of bullion-related transactions. As of March 31, 2019, the Company was obligated to pay $3,075,120 to the certain Related Entity as a trade payable. As of December 31, 2018, the Company was obligated to pay $3,088,973 to the certain Related Entity as a trade payable. For the three months ended March 31, 2019 and 2018, the Company paid the Related Entities $34,549 and $46,882, respectively, in interest on the Company’s outstanding payable.

(13)	Sales and Use Tax

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2018 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

We buy and sell jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

Many aspects of our business are impacted by changes in precious metals pricing which rise and fall based upon global supply and demand dynamics, with the greatest impact relating to gold. According to the London PM Fix, the price of gold started Fiscal year 2018 at $1,303 an ounce and climbed to $1,353 by April of 2018. Like the volatility in recent years, the price receded to $1,175 by August only to rebound to $1,283 an ounce by December 31, 2018. The first quarter of Fiscal 2019 brought some slight gains ending March 31, 2019 at $1,295 an ounce. The volatility was still prevalent during the quarter but the general overall trend was slightly upward.

The market for buying and selling pre-owned or “scrap” gold has been negative during the past several years. Scrap gold purchases have historically been a critical profit engine for all of our locations, and our marketing strategy will continue to make this a significant impact on our revenue, profitability and long-term growth plans.

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

The following disaggregation of revenue is listed by sales category:

	Three Months Ended March 31,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$4,556,368	$1,325,658	29.1%	$5,299,962	$1,596,620	30.1%
Bullion/Rare Coin	9,984,146	516,157	5.2%	7,099,751	553,781	7.8%
Scrap	1,218,151	185,047	15.2%	1,283,644	209,484	16.3%
Other	260,865	191,620	73.5%	372,515	142,121	38.2%
	$16,019,530	$2,218,482	13.8%	$14,055,872	$2,502,006	17.8%

The following disaggregation of revenue is listed by sales category and state:

TEXAS	Three Months Ended March 31,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$4,149,254	$1,200,632	28.9%	$4,618,131	$1,385,252	30.0%
Bullion/Rare Coin	9,780,278	501,592	5.1%	6,890,182	538,025	7.8%
Scrap	1,218,151	185,047	15.2%	1,283,644	209,484	16.3%
Other	257,104	189,474	73.7%	372,515	142,121	38.2%
	$15,404,787	$2,076,745	13.5%	$13,164,472	$2,274,882	17.3%

SOUTH CAROLINA	Three Months Ended March 31,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$407,114	$125,026	30.7%	$681,831	$211,368	31.0%
Bullion/Rare Coin	203,868	14,565	7.1%	209,569	15,756	7.5%
Other	3,761	2,146	57.1%	-	-	-
	$614,743	$141,737	23.1%	$891,400	$227,124	25.5%

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Revenues. Revenues related to continuing operations increased by $1,963,658 or 14%, during the three months ended March 31, 2019, to $16,019,530, as compared to $14,055,872 during the same period in 2018. Bullion/rare coin sales increased 41% offset by a 14% decrease in jewlelry sales and a slight decrease in scrap amd other sales compared with the prior year quarter. Bullion/rare coin sales increased $2,884,395 for the quarter ending March 31, 2019 as compared to the quarter ending March 31, 2018 due primarily to the addition of a new large customer. The decrease in jewelry, scrap and other sales is due primarily to the volatility of the price of gold in the market.

Gross Profit. For the three months ended March 31, 2019, gross profit decreased by $283,524, to $2,218,482 as compared to $2,502,006 during the same period in 2018. The decrease in total gross profit dollars was due primarily to the decrease in the jewelry and bullion/rare coin margins. Our new large customer, as first evidenced in the above Revenues paragraph, brings additional revenues but with a lower margin, therefore decreasing the overall gross profit margin to bullion/rare coin. As a percentage of revenue, total gross margin decreased to 13.8% compared to 17.8% during the same period for the prior year.

Selling, General and Administrative Expenses. For the three months ended March 31, 2019, Selling, General and Administrative (“SG&A”) expenses decreased by $267,327, or 13%, to $1,741,340, as compared to $2,008,667 during the same period in 2018. The decrease in SG&A was achieved primarily through the decrease in bonuses of $115,096 and the decrease in personal property taxes of $141,379. The reduction in bonuses was due to the elimination of the bonus program for store managers and key personnel. The decrease in personal property taxes of $141,379 was primarily due to unrecorded personal property tax liability at year end December 31, 2017. The tax jurisdiction changed and notification of the liability was received after the filing of the year ending December 31, 2017 10-K.

Depreciation and Amortization. For the three months ended March 31, 2019, depreciation and amortization expense was $74,324 compared to $89,752 to the same period in 2018, a decrease of $15,428, or 17%. Amortization increased $14,000 for the three months ending March 31, 2019 compared to the same period in 2018. The increase is due to the amortization of the point-of-sale system we implemented starting April 1, 2018. The decrease in depreciation of $29,428 from the three months ending March 31, 2019 compared to the three months ending March 31, 2018 is primarily due to assets that are fully depreciated but still in-service.

Interest Expense. For the three months ended March 31, 2019, interest expense was $34,549, a decrease of $12,333, or 26%, compared to $46,882 during the same period in 2018. The decrease is primarily due to the continual pay down of the accounts payable - trade, related party outstanding balance of $3,075,120.

Liquidity and Capital Resources

During the three months ended March 31, 2019 and 2018, cash flows used in operating activities totaled $960,206 and $281,840, respectively, an increase of $678,366. Cash used in operating activities for the three months ended March 31, 2019, was driven largely by the reduction of accounts payable – trade and accrued expenses of $564,868, the increase of inventories of $550,567 and an increase in prepaid expenses of $185,536 offset by net income of $354,635. Cash used in operating activities for the three months ended March 31, 2018, was driven largely by the reduction of accounts payable - trade and accrued expenses of $308,133, the reduction of accounts payable - trade, related party of $212,616, the increase of prepaid expenses of $188,287, the increase in trade receivables of $209,217 and the increase in trade receivables, related party of $39,215, offset by the increase in customer deposits and other liabilities of $155,458 and net income of $346,208.

During the three months ended March 31, 2019 and 2018, cash flows used in investing activities totaled $14,175 and $86,074, respectively, a decrease of $71,899. The use of cash in investing activities during the three months ended March 31, 2019 was the result of buildout expenses associated with additional space leased for our Charleston, South Carolina location. The use of cash in investing activities during the three months ended March 31, 2018 was the result of the continuing buildout expenses to the Midtown location at 13022 Preston Road, Dallas, Texas.

During the three months ended March 31, 2019 and 2018, cash flows used in financing activities totaled $0 and $1,181 respectively, a reduction of $1,181. The use of cash in financing activities during the period ending March 31, 2018 was the result of payments toward capital lease obligations.

We expect our capital expenditures to total approximately $85,000 during the next twelve months. These expenditures will be largely driven by the purchase of additional components of our new point-of-sale system and the continued buildout of the additional suite for our Charleston, South Carolina location. The new point-of-sale system was designed and built specifically for DGSE and rolled out April 1, 2018. As of March 31, 2019, there were no commitments outstanding, except for the POS system and the suite buildout, for capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, conducted an evaluation, as of the end of the period covered by the Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2019, the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in that the reports that we file or submit under the Exchange Act and are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1
3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2
3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3
3.4	Certificate of Amendment to Articles of Incorporation, dated July 15, 1986		X	8-A12G	June 23, 1999	3.4
3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5
3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6
3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0
3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	S-8	May 29, 2007	3.8
3.9	Certificate of Amendment to Articles of Incorporation, dated December 7, 2016		X	10-K	April 14, 2017	3.9
3.10	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7
3.11	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1
3.12	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.9
4.1	Specimen Common Stock Certificate		X	S-4	February 26, 2007	4.1
4.2	Warrant to Purchase Shares of Common Stock of DGSE Companies, Inc. issued to Elemetal, LLC dated December 9, 2016		X	8-K	December 13, 2016	4.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
10.1	Lock-up Agreement, dated September 11, 2012, by and among DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.2
10.2	Form of Option Grant Agreement		X	8-K	September 16, 2011	10.4
10.3	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.5
10.4	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	September 16, 2011	10.7
10.5	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	October 28, 2011	10.2
10.6	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	July 20, 2012	10.1
10.7	Guaranty and Security Agreement, dated July 19, 20123, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC		X	8-K	July 20, 2012	10.2
10.8	Revolving Credit Note granted in favor of NTR Metals, LLC		X	8-K	July 20, 2012	10.3
10.9	Amendment to Loan Agreement and Revolving Credit Note, dated February 25, 2014, by and between the Company and NTR		X	8-K	March 5, 2014	10.1
10.10	Office Space Lease, dated January 21, 2013, by and between 15850 Holdings LLC and the Company		X	10-K	March 27, 2014	10.21
10.11	Separation & Release of Claims Agreement dated April 17, 2014, by and between the Registrant and James Vierling		X	8-K	April 21, 2014	10.1
10.12	Payment Agreement, dated July 11, 2014		X	8-K	July 17, 2014	10.1
10.13	Second Amendment to Loan Agreement and Revolving Credit Note, dated January 26, 2015, by and between the Company and NTR		X	8-K	February 6, 2015	10.1
10.14	Offer Letter by and between DGSE and Matthew M. Peakes, dated September 4, 2015		X	8-K	September 11, 2015	10.1
10.15	Consulting, Separation and Release of Claims Agreement by and between DGSE and James D. Clem, dated September 4, 2015		X	8-K	September 11, 2015	10.2

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
10.16	Offer Letter by and between DGSE and Nabil J. Lopez, dated October 29, 2015		X	8-K	October 29, 2015	10.1
10.17	Form of Indemnification Agreement between DGSE Companies, Inc. and each executive officer and director of DGSE		X	8-K	February 12, 2016	10.1
10.18	Stock Purchase Agreement by and between DGSE Companies, Inc., Elemetal, LLC and NTR Metals, LLC dated June 20, 2016		X	8-K	June 22, 2016	10.1
10.19	Registration Rights Agreement by and among DGSE Companies, Inc., Elemetal, LLC, and NTR Metals, LLC dated as of December 9, 2016		X	8-K	June 22, 2016	10.3
14.1	Business Conduct & Ethics Policy		X	10-K/A	December 19, 2012	14.1
21.1	Subsidiaries of the Registrant		X	10-K	March 27, 2014	21.1
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE COMPANIES, INC. (Registrant)

Date: May 20, 2019	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2019		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)

