Form 10-Q
period 2019-06-30
DGSE COMPANIES INC
filed 2019-08-19
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 21, 2019:

Class	Outstanding
Common stock, $0.01 par value per share	26,924,381

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,674,329	$1,453,941
Trade receivables, net of allowances	1,451,039	94,345
Inventories	11,112,806	9,765,094
Prepaid expenses	388,925	81,094
Total current assets	14,627,099	11,394,474

Property and equipment, net	1,472,590	1,320,863
Goodwill	4,723,110	-
Intangible assets, net	235,600	234,350
Right-of -use assets from operating leases	4,016,743	-
Other assets	241,822	68,411

Total assets	$25,316,964	$13,018,098

LIABILITIES
Current Liabilities:
Accounts payable - trade	$1,074,342	$838,624
Accounts payable - trade, related party	-	3,088,973
Notes payable, related party	272,587	-
Current operating lease liabilities	1,140,852	-
Accrued expenses	959,173	579,203
Customer deposits and other liabilities	28,972	97,837
Total current liabilities	3,475,926	4,604,637

Notes payable, related party, less current portion	9,501,760	-
Long-term operating lease liabilities, less current portion	2,981,655	-

Total liabilities	15,959,341	4,604,637

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,381 shares issued and outstanding	269,244	269,244
Additional paid-in capital	40,172,677	40,172,677
Accumulated deficit	(31,084,298)	(32,028,460)
Total stockholders’ equity	9,357,623	8,413,461

Total liabilities and stockholders’ equity	$25,316,964	$13,018,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Sales	$20,937,437	$12,733,262	$36,956,967	$26,789,135
Cost of goods sold	17,572,122	10,542,784	31,373,170	22,096,650
Gross margin	3,365,315	2,190,478	5,583,797	4,692,485

Expenses:
Selling, general and administrative expenses	2,676,240	1,773,912	4,417,581	3,813,947
Depreciation and amortization	85,348	87,732	159,672	177,484
	2,761,588	1,861,644	4,577,253	3,991,431

Operating income	603,727	328,834	1,006,544	701,054

Other (income) expense:
Other (income) expense, net	(56,728)	3,030	(53,330)	(52,295)
Interest expense	57,509	45,648	92,058	92,530
	781	48,678	38,728	40,235

Income before income taxes	602,946	280,156	967,816	660,819

Income tax expense	13,419	5,977	23,654	40,433

Net income	$589,527	$274,179	$944,162	$620,386

Basic net income per common share:	$0.02	$0.01	$0.04	$0.02

Diluted net income per common share:	$0.02	$0.01	$0.04	$0.02

Weighted-average number of common shares
Basic	26,924,381	26,924,381	26,924,381	26,924,381
Diluted	26,924,381	27,091,298	26,924,381	27,167,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended June 30, 2018 and 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at March 31, 2018	26,924,381	$269,244	$40,172,677	$(32,339,937)	$8,101,984

Net Income	-	-	-	274,179	274,179

Balances at June 30, 2018	26,924,381	$269,244	$40,172,677	$(32,065,758)	$8,376,163

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at March 31, 2019	26,924,381	$269,244	$40,172,677	$(31,673,825)	$8,768,096

Net Income	-	-	-	589,527	589,527

Balances at June 30, 2019	26,924,381	$269,244	$40,172,677	$(31,084,298)	$9,357,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2018 and 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2017	26,924,381	$269,244	$40,172,677	$(32,686,145)	$7,755,776

Net Income	-	-	-	620,386	620,386

Balances at June 30, 2018	26,924,381	$269,244	$40,172,677	$(32,065,759)	$8,376,162

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2018	26,924,381	$269,244	$40,172,677	$(32,028,460)	$8,413,461

Net Income	-	-	-	944,162	944,162

Balances at June 30, 2019	26,924,381	$269,244	$40,172,677	$(31,084,298)	$9,357,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

Cash Flows From Operating Activities
Net income	$944,162	$620,386

Adjustments to reconcile income from operations to net cash used in operating activities:
Depreciation and amortization	159,672	177,484
Loss on sale of equipment	-	40,045
Bad debt expense	30,000	-

Changes in operating assets and liabilities:
Trade receivables, net	(361,079)	70,837
Trade receivables, net of allowances, related party	-	39,215
Inventories	(138,509)	(824,941)
Note receivable	-	11,166
Prepaid expenses	(248,178)	(56,228)
Operating leases	105,764	-
Other assets	(55,700)	31,665
Accounts payable and accrued expenses	(949,957)	(333,674)
Accounts payable - trade, related party	(3,074,021)	(523,333)
Customer deposits and other liabilities	(74,322)	520,593

Net cash used in operating activities	(3,662,168)	(226,785)

Cash Flows From Investing Activities:
Purchase of property and equipment	(91,441)	(118,825)
Intangile asssets	(30,000)	(27,000)
Acquisition of the Echo Entities, net of cash acquired	(5,770,350)	-
Net cash used in investing activities	(5,891,791)	(145,825)

Cash Flows From Financing Activities:
Financing for the acquisition of the Echo Entities	6,925,979	-
Financing to pay off accounts payable, related party	3,074,021	-
Payments on notes payable, related party	(225,653)	-
Payments on capital lease obligations	-	(2,352)
Net cash provided by (used) in financing activities	9,774,347	(2,352)

Net change in cash and cash equivalents	220,388	(374,962)
Cash and cash equivalents, beginning of period	1,453,941	1,272,208
Cash and cash equivalents, end of period	$1,674,329	$897,246

Supplemental Disclosures:
Cash paid during the period for:
Interest	$92,058	$92,530
Income taxes	$43,578	$20,025

Non cash activities:
Transfer of fixed assets to intangible assets	$-	$204,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

(2)	Principles of Consolidation and Nature of Operations

DGSE, through it’s trade names Dallas Gold and Silver Exchange and Charleston Gold and Diamond Exchange (“DGSE”), buys and sells jewelry and bullion products to both retail and wholesale customers throughout the United States through its facilities in South Carolina and Texas, and through its various internet sites.

The Company also, through an asset purchase on May 20, 2019 (the “Echo Transaction”), as initially reported on Form 8-K filed May 24, 2019 and subsequent 8-K/A filed August 5, 2019, formed two new companies, Echo Environmental Holdings, LLC and ITAD USA, LLC (the “Echo Entities”), to process, recycle and resell electronic components.

Based on the terms of the purchase, the Company has concluded the Echo Transaction represents a business combination pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations, or ASC 805. The Company has determined that the assets purchased and the liabilities assumed, through the Echo Transaction, have an approximate fair value due to the their short-term nature.

The Company now includes revenue, gross profit and net income for two different segments because each product line has a different income profile. In order to understand the Company’s financial results, we will report each segment.

The interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

(3)	Accounting Policies and Estimates

Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash equivalents, trade receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term nature of these financial instruments.

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

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to the Echo Entities only and not the whole Company. The Echo Entities’ have their own separate financial information to perform goodwill impairment testing going forward. The Company will evaluate goodwill based on cash flows for the Echo Entities’ segment. For tax purposes, goodwill is amortized and deductible over fifteen years.

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

The Company elected certain of the available transition practical expedients, including those that permit it to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. The most significant impact of the new guidance was the recognition of right-of-use (“ROU”) assets and liabilities for operating leases. See Note 11 for additional information.

(4)	Inventories

A summary of inventories is as follows:

	June 30, 2019	December 31, 2018
DGSE
Jewelry	$7,718,365	$7,001,477
Scrap gold/silver	1,010,669	1,205,111
Bullion	855,071	801,717
Rare coins and Other	420,155	756,789

Subtotal	10,004,260	9,765,094

Echo Entities
Electronic components - resale	193,411	-
Electronic components - recycle	915,135	-

Subtotal	1,108,546	-

	$11,112,806	$9,765,094

(5)	Property and Equipment

Property and equipment consists of the following:

	June 30, 2019	December 31, 2018
DGSE
Land	$55,000	$-
Building and improvements	1,561,649	1,529,649
Machinery and equipment	1,039,013	1,039,013
Furniture and fixtures	453,699	453,699
	3,109,361	3,022,361
Less: accumulated depreciation	(1,821,579)	(1,701,498)

Sub-Total	1,287,782	$1,320,863

Echo Entities
Building and improvements	81,149	-
Machinery and equipment	20,732	-
Furniture and fixtures	93,827	-
	195,708	-
Less: accumulated depreciation	(10,900)	-

Sub-Total	184,808	-

	$1,472,590	$1,320,863

(6)	Acquisition

On May 20, 2019, Corrent Resources, LLC (“Corrent”), a wholly owned subsidiary of the Company, entered into an asset purchase agreement with each of Echo Environmental, LLC and its wholly owned subsidiary ITAD USA, LLC (collectively, the “Echo Entities”), pursuant to which the Echo Entities agreed to sell all of the assets, rights and interests of the Echo Entities (the “Acquired Assets”) for $6,925,979 (the “Echo Transaction”). The Echo Entities are wholly owned subsidiaries of Elemetal, LLC (“Elemetal”). John R. Loftus is the Company’s CEO, President and Chairman and owned approximately one-third of the equity interests of Elemetal prior to the Echo Transaction.

On the same day, Mr. Loftus became the largest beneficial owner of the Company’s stock by purchasing all of the Company’s stock beneficially owned by Elemetal. As part of the transaction of acquiring the stock from Elemetal, Mr. Loftus no longer owns an equity interest in Elemetal, LLC. As an interested party, Mr. Loftus was familiar with the operations of the Echo Entities.

In connection with the Echo Transaction, on May 20, 2019, Corrent executed and delivered to Mr. Loftus, a promissory note to which Corrent borrowed from Mr. Loftus $6,925,979, the proceds of which were used to purchase the Acquired Assets.

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to the Echo Entities only and not the whole Company. The Echo Entities’ have their own separate financial information to perform goodwill impairment testing going forward. The Company will evaluate goodwill based on cash flows for the Echo Entities’ segment. For tax purposes, goodwill is amortized and deductible over fifteen years.

Due to time constraints and other variables, the purchase price allocation listed below is considered a preliminary allocation and is subject to change.

The preliminary purchase price is allocated as follows:

Description	Amount

Assets
Cash	$1,049,462
Account receivables	1,025,615
Inventories	1,209,203
Prepaids	88,366
Fixed assets	191,208
Right-of-use assets	2,350,781
Other assets	88,998

Liabilities
Account payables	(723,043)
Accrued liabilities	(721,483)
Operating lease liabilities	(2,350,781)
Other long-term liabilities	(5,457)

Net assets	2,202,869
Goodwill	4,723,110

Purchase Price	$6,925,979

The following proforma combines the results of the Echo Entities and the Company’s results of operations for the three months ended June 30, 2019 and 2018 as if they were combined the whole quarter:

	Proforma Combined	Proforma Combined
	For the Three Months Ended	For the Three Months Ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)

Revenue	$23,169,924	$24,325,768

Income from continuing operations	$69,197	$1,593,361

Net income	$69,197	$1,593,361

Basic net income per common share	$-	$0.06

Diluted net income per common share	$-	$0.06

(7)	Intangible Assets

Intangible assets consist of the following:

	June 30, 2019	December 31, 2018
DGSE
Domain names	$41,352	$41,352
Point of sale system	300,000	270,000
	341,352	311,352
Less: accumulated amortization	(105,752)	(77,002)

Subtotal	235,600	234,350

Echo Entities	-	-

	$235,600	$234,350

(8)	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
DGSE
Professional fees	$70,414	$149,000
Advertising	-	52,590
Board member fees	-	7,500
Employee benefits	-	10,383
Insurance	136,667	-
Payroll	143,540	205,112
Property taxes	114,000	-
Sales tax	74,267	111,739
State income tax	33,191	42,879

Subtotal	572,079	579,203

Echo Entities
Payroll	40,295	-
Sales Tax	4,829	-
Credit Card	48,712	-
Professional Fees	20,000
State income tax	11,000	-
Material & shipping costs (COGS)	262,258	-

Subtotal	387,094	-

	$959,173	$579,203

(9)	Segments

The purchase of the Echo Entities has given us two separate lines of businesses, although we feel they are interrelated as businesses that recycle either gold and silver and electronic components we have separated them in into segments as follows:

	For The Three Months Ended
	June 30, 2019
	DGSE	Echo Entities	Consolidated

Revenue:
Sales	$18,578,637	$2,358,800	$20,937,437
Cost of goods sold	16,308,809	1,263,313	17,572,122

Gross profit	2,269,828	1,095,487	3,365,315

Expenses:
Selling, general and administrative expenses	1,874,598	801,642	2,676,240
Depreciation and amortization	74,449	10,899	85,348

	1,949,047	812,541	2,761,588

Operating income	320,781	282,946	603,727

Other (income) expense:
Other (income) expense, net	(56,728)	-	(56,728)
Interest expense	25,657	31,852	57,509

Income before income taxes	351,852	251,094	602,946

Income tax expense	7,783	5,636	13,419

Net income per segment	$344,069	$245,458	$589,527

(10)	Revenue Recognition

Revenue is recognized when we transfer promised goods, jewelry and watch repair services to customers in an amount that reflects the consideration to which the Company expects to be paid in exchange for those goods and services. The Company’s revenue is primarily generated from the sale of finished goods, recycled goods, recycled raw materials, scrap, jewelry and watch repair services through wholesale contracts, retail and e-commerce. The Company’s performance obligations underlying such revenue, and the timing of revenue recognition, remains substantially unchanged following the adoption of ASC 606.

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

The following disaggregation of total revenue is listed by sales category and segment:

	Three Months Ended June 30,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Jewelry	$4,093,488	$1,240,299	30.3%	$4,525,109	$1,020,470	22.6%
Bullion/Rare Coin	10,937,998	509,628	4.7%	6,608,590	847,585	12.8%
Scrap	1,748,028	256,914	14.7%	1,181,941	233,887	19.8%
Other	1,799,123	262,987	14.6%	417,622	88,536	21.2%
Subtotal	18,578,637	2,269,828	12.2%	12,733,262	2,190,478	17.2%

Echo Entities
5/20/19 - 6/30/2019				-	-	-
Recycle	1,588,084	747,819	47.1%	-	-	-
Reuse	770,716	347,668	45.1%
Subtotal	2,358,800	1,095,487	46.4%	-	-	-
	$20,937,437	$3,365,315	16.1%	$12,733,262	$2,190,478	17.2%

The following disaggregation of revenue is listed by sales category, segment and state:

TEXAS	Three Months Ended June 30,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Jewelry	$3,863,109	$1,139,043	29.5%	$4,169,364	$908,970	21.8%
Bullion/Rare Coin	10,773,197	481,379	4.5%	6,514,586	830,976	12.8%
Scrap	1,748,028	256,914	14.7%	1,181,941	233,887	19.8%
Other	1,459,655	175,553	12.0%	331,507	32,381	9.8%

Subtotal	17,843,989	2,052,889	11.5%	12,197,398	2,006,214	16.4%

Echo Entities
5/20/19 - 6/30/2019				-	-	-
Recycle	1,588,084	747,819	47.1%	-	-	-
Reuse	770,716	347,668	45.1%

Subtotal	2,358,800	1,095,487	46.4%	-	-	-

	$20,202,789	$3,148,376	15.6%	$12,197,398	$2,006,214	16.4%

SOUTH CAROLINA	Three Months Ended June 30,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Jewelry	$230,379	$101,256	44.0%	$355,745	$111,500	31.3%
Bullion/Rare Coin	164,801	28,249	17.1%	94,004	16,882	18.0%
Other	339,468	87,434	25.8%	86,115	56,155	65.2%
Subtotal	734,648	216,939	29.5%	535,864	184,537	34.4%

Echo Entities
5/20/19 - 6/30/2019	-	-	-	-	-	-

Subtotal	-	-	-	-	-	-

	$734,648	$216,939	29.5%	$535,864	$184,537	34.4%

The following disaggregation of revenue is listed by sales category and segment:

	Six Months Ended June 30,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Jewelry	$8,395,236	$2,565,957	30.6%	$9,825,072	$2,617,091	26.6%
Bullion/Rare Coin	20,922,144	1,025,785	4.9%	13,708,341	1,401,366	10.2%
Scrap	2,966,179	441,961	14.9%	2,465,585	443,371	18.0%
Other	2,314,608	454,607	19.6%	790,137	230,657	29.2%
Subtotal	34,598,167	4,488,310	13.0%	26,789,135	4,692,485	17.5%

Echo Entities
5/20/19 - 6/30/2019				-	-	-
Recycle	1,588,084	747,819	47.1%	-	-	-
Reuse	770,716	347,668	45.1%
Subtotal	2,358,800	1,095,487	46.4%	-	-	-
	$36,956,967	$5,583,797	15.1%	$26,789,135	$4,692,485	17.5%

The following disaggregation of revenue is listed by sales category, segment and state:

TEXAS	Six Months Ended June 30,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$7,757,744	$2,267,076	29.2%	$8,874,175	$2,270,136	25.6%
Bullion/Rare Coin	20,553,475	982,971	4.8%	13,404,768	1,348,718	10.1%
Scrap	2,966,179	441,961	14.9%	2,465,585	443,371	18.0%
Other	1,971,378	365,027	18.5%	647,343	149,981	23.2%

Subtotal	33,248,776	4,057,035	12.2%	25,391,871	4,212,206	16.6%

Echo Entities
5/20/19 - 6/30/2019				-	-	-
Recycle	1,588,084	747,819	47.1%	-	-	-
Reuse	770,716	347,668	45.1%

Subtotal	2,358,800	1,095,487	46.4%	-	-	-

	$35,607,576	$5,152,522	14.5%	$25,391,871	$4,212,206	16.6%

SOUTH CAROLINA	Six Months Ended June 30,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$637,493	$298,881	46.9%	$950,897	$346,955	36.5%
Bullion/Rare Coin	368,669	42,814	11.6%	303,573	52,648	17.3%
Other	343,229	89,580	26.1%	142,794	80,676	56.5%
Subtotal	1,349,391	431,275	32.0%	1,397,264	480,279	34.4%

Echo Entities
5/20/19 - 6/30/2019	-	-	-	-	-	-
Subtotal	-	-	-	-	-	-
	$1,349,391	$431,275	32.0%	$1,397,264	$480,279	34.4%

Revenues for monetary transactions (i.e., cash and receivables) with commercial dealers and the retail public are recognized when the merchandise is delivered and payment has been made either by immediate payment or through a receivable obligation. We also recognize revenue upon the shipment of goods when retail or wholesale customers have fulfilled their obligation to pay, or promise to pay, through e-commerce or phone sales. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. Our scrap is sold to a local refiner that was a related party before the purchase of the Echo Entities on May 20, 2019. Since the refiner is local we deliver the scrap to the refiner. The metal is assayed, price is determined from the assay and payment is made usually in one to two days. Revenue is recognized from the sale once payment is received.

The retail portion of the Company offers a structured layaway plan. When a retail customer utilizes the layaway plan, we collect a minimum payment of 25% of the sales price, establish a payment schedule for the remaining balance and hold the merchandise as collateral as security against the customer’s deposit until all amounts due are paid in full. Revenue for layaway sales is recognized when the merchandise is paid in full and delivered to the retail customer. Layaway revenue is also recognized when a customer fails to pay in accordance with the sales contract and the sales item is returned to inventory with the forfeit of deposited funds, typically after 90 days.

In our retail operations, in limited circumstances, we exchange merchandise for similar merchandise and/or monetary consideration with both dealers and retail customers, for which we recognize revenue in accordance with Accounting Standards Codification (“ASC”) 845, Nonmonetary Transactions. When we exchange merchandise for similar merchandise and there is no monetary component to the exchange, we do not recognize any revenue. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When we exchange merchandise for similar merchandise and there is a monetary component to the exchange, we recognize revenue to the extent of the monetary assets received and determine the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

The Company offers our retail customers the option of third party financing for customers wishing to borrow money for the purchase. The customer applies on-line with the third party and upon going through the credit check will be approved or denied. If accepted, the customer is allowed to purchase according to the limits set by the financing company. We recognize the revenue of the sale upon the promise of the financing company to pay.

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2018 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of June 30, 2019 and December 31, 2018, our allowance for returns remained the same at $28,402 and $28,402, respectively.

The Echo Entities are large-scale processors of circuit boards and electronic waste. We are committed to fast and cost-efficient service to many different industries that need to recycle electronic components. There are three main revenue streams within our product mix. The first category is recycling fees, whereby we will receive electronic components and other material to process from a vendor. Upon the determination of the makeup of the materials we charge a processing fee to the vendor and also pay them for items we can sell. Revenue is recognized when service charges are determined after waste materials are sorted and processed. The second revenue stream is outright sales, which is the sale of processed material to a customer after we have sorted material, charged recycling fees and paid our vendors for that material. The sale is recognized when delivery has occurred and title and risk of loss has passed to the buyer upon the notice of bill of sale ending with a cash transaction or evidence of credit extended producing a trade accounts receivable. The third revenue stream is the settlement of precious metals processed from our recycling services. The precious metal we extract is sent to a refiner and is assayed. We recognize revenue when we receive the settlement from the refiner, except at quarter and year end when we accrue any outstanding settlements received after the end of a quarter or year.

(11)	Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). We adopted ASC 842 on January 1, 2019, by applying its provisions prospectively. The financial results reported in periods prior to January 1, 2019 are unchanged. Upon adoption, we recognized all of our leases on the balance sheet as right-of-use assets and lease liabilities. For income statement purposes, the FASB retained a duel model, requiring leases to be classified as either operating of finance. Classification is based on certain criteria and we have determined that all of our retail building leases fall into the operating lease category. Our leases are included in our consolidated balance sheet as right-of-use assets along with the the current operating lease liabilities and long-term operating lease liabilities. We have also applied the ASC 842 provisions to the two leases purchased by the Company related to the Echo Transaction.

When the provision was first adopted by the Company on January 1, 2019, we recognized $1,994,840 of operating lease right-of-use assets, $446,462 in short-term operating lease liabilities and $1,609,891 in long-term operating lease liabilities on the consolidated balance sheet. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease right-of-use asset was determined based on the value of the lease liabilities, adjusted for deferred rent balances of $61,500, which were previously included in other liabilities.

Due to the acquisition, referred in note (6), we recognized an additional $2,350,781 of operating lease right-of-use assets, $703,523 in short-term operating lease liabilities and $1,647,258 in long-term operating lease liabilities on the consolidated balance sheet. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease right-of-use asset was determined based on the value of the lease liabilities.

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

The Company has seven operating leases, six in the Dallas/Fort Worth Metroplex and one in Charleston South Carolina. We have four leases expiring next year. Our Euless, Texas lease expires March 31, 2020, with an option for an additional five years which we are reasonably certain to exercise. Our Southlake, Texas location expires July 31, 2020, and with no current options. We will evaluate whether to continue to lease in the present location. Our lease on the main flagship store located at 13022 Preston Road, Dallas, Texas will be expiring October 31, 2021 with no current lease options. The Grand Prairie, Texas lease expires June 30, 2022, and has no current lease options. On April 19, 2018, we entered into an agreement with the landlord in Charleston, South Carolina, to increase the rental space by 2,104 square feet by taking over the vacant suite next door. The lease was amended to include the new space and extended to April 30, 2025. Our two new additional leases were the product of the Echo Tranaction. Both leases are located in Carrollton, Texas. The Belt Line Echo lease expires on December 31, 2020 with an initial option period of 24 months and a second option period of an additional 60 months. A portion of the building is sublet and the rent received is applied against the rental expense for the building. The McKenzie ITAD lease expires July 31, 2021 with no current lease options. All seven leases are triple net leases that we pay our proportionate amount of common area maintenance, property taxes and property insurance. Leasing costs for the three months ending June 30, 2019 and 2018 was $319,975 and $157,969, respectively. These lease costs consist of a combination of minimum lease payments and variable lease costs.

As of June 30, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.4 years and 5.5%, respectively. The Company’s future operating lease obligations that have not yet commenced are immaterial. For the three months ending June 30, 2019 and 2018, the Company’s cash paid for operating lease liabilities was $331,923 and $124,221, respectively.

Future annual minimum lease payments as of June 30, 2019:

Operating
Leases
DGSE
2019 (excluding the six months ending June 30, 2019)	$274,367
2020	550,623
2021	491,540
2022	247,040
2023	223,045
2024 and thereafter	289,327

Total minimum lease payments	2,075,942
Less imputed interest	(239,599)
Subtotal	1,836,343

Echo Entities
2019 (excluding the six months ending June 30, 2019)	330,430
2020	803,661
2021	785,240
2022	582,195

Total minimum lease payments	2,501,526
Less imputed interest	(215,362)

Subtotal	2,286,164

$4,122,507

(12)	Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares for the three months and six months ended June 30, 2019 and 2018 is as follows:

	For the Three Months Ended
	June 30,
	2019	2018

Basic weighted average shares	26,924,381	26,924,381
Effect of potential dilutive securities	-	166,917
Diluted weighted average shares	26,924,381	27,091,298

	For the Six Months Ended
	June 30,
	2019	2018

Basic weighted average shares	26,924,381	26,924,381
Effect of potential dilutive securities	-	243,239
Diluted weighted average shares	26,924,381	27,167,620

For the three and six months ended June 30, 2019, there were approximately 15,000 stock options excluded from the earnings per share calculation because their impact is antidilutive. For the three and six months ended June 30, 2018 there were 1,015,000 of common share option, warrants and Restricted Stock Units (RSU’s) unexercised respectively.

(13)	Long-Term Debt

	Outstanding Balance		Current
	June 30, 2019	December 31, 2018	Interest Rate	Maturity
DGSE
Note payable, related party	$2,907,719	$-	6.00%	May 16, 2024

Echo Entities
Note payable, related party	6,594,041	-	6.00%	May 16, 2024
Sub-Total	9,501,760	-
Current portion	272,587	-
	$9,774,347	$-

(14)	Stock-Based Compensation

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

Stock-based compensation expense for the three months and six months ended June 30, 2019 and 2018 was $0 and $0, respectively.

(15)	Related Party Transactions

Through a series of transactions beginning in 2010, Elemetal, NTR and Truscott (“Related Entities”) became the largest shareholders of our common stock, par value $0.01 per share. A certain Related Entity has been DGSE’s primary refiner and bullion trading partner. For the six months ended June 30, 2019, 6% of sales and 2% of purchases were transactions with a certain Related Entity, and in the same period of 2018, these tranactions represented 13% of DGSE’s sales and 3% of DGSE’s purchases. On December 9, 2016, DGSE and a certain Related Entity closed the transactions contemplated by the Debt Exchange Agreement whereby DGSE issued a certain Related Entity 8,536,585 shares of its common stock and a warrant to purchase an additional 1,000,000 shares to be exercised within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to a certain Related Entity as a result of bullion-related transactions. The warrant for the additional 1,000,000 expired in December 2018. As of June 30, 2019, the Company was obligated to pay $0 to the certain Related Entity as a trade payable. As of June 30, 2018, the Company was obligated to pay $3,378,960 to the certain Related Entity as a trade payable. For the six months ended June 30, 2019 and 2018, the Company paid the Related Entities $46,068 and $92,530 respectively, in interest on the Company’s outstanding payable.

On May 20, 2019, John Loftus, CEO and President of DGSE Companies, Inc., became the largest beneficial shareholder of our common stock, par value $0.01 per share, as reported on Form 13 D/A filed on May 24, 2019. On the same day, Mr. Loftus loaned a wholly owned subsidiary, Corrent Resource Holdings, LLC $6,925,979 to complete the Echo Transaction. Interest and principal payments totaling $49,620 are paid monthly and the loan matures May 16, 2024. Also on the same day, Mr. Loftus loaned the Company $3,074,021 to pay off the certain Related Entities outstanding payable, related party. Interest and principal payments totaling $22,023 are paid monthly and the loan matures May 16, 2024. As of June 30, 2019 and 2018, the Company was obligated to pay Mr. Loftus, as note payable, related party $9,774,347 and $0 respectively. For the six months ended June 30, 2019 and 2018, the Company paid Mr. Loftus $45,990 and $0 respectively, in interest on the Company’s note payable, related party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2018 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

Our retail operation buys and sells jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States. Our new recycling and reusing operations, the Echo Entities, process circuit boards and electronic waste. Our customers are mostly industrial and resellers.

Many aspects of our retail business are impacted by changes in precious metals pricing which rise and fall based upon global supply and demand dynamics, with the greatest impact relating to gold. According to the London PM Fix, the price of gold started Fiscal year 2018 at $1,303 an ounce and climbed to $1,353 by April of 2018. Like the volatility in recent years, the price receded to $1,175 by August only to rebound to $1,283 an ounce by December 31, 2018. The first quarter of Fiscal 2019 brought some slight gains ending March 31, 2019 at $1,295 an ounce. Gold dramatically increased during the the quarter ending June 30, 2019, ending at $1,409 an ounce. An increase of 10% since the beginning of 2019.

The market for buying and selling pre-owned or “scrap” gold has been negative during the past several years. Scrap gold purchases have historically been a critical profit engine for all of our locations, and our marketing strategy will continue to make this a significant impact on our revenue, profitability and long-term growth plans. The velocity of our sales have increased due to the rise in gold prices during the second quarter of 2019.

Following a leadership change in mid-December 2016, we eschewed the unsuccessful strategies of recent years and returned to our roots: buying and selling jewelry and timepieces at exceptional prices. Our strategy is to be an information resource for clients, bringing transparency to purchase and sale transactions, and offer value and liquidity to those seeking to buy, sell or trade jewelry, watches, diamonds or coins. For our recycling business, we are pushing for efficiency in processing and we are also looking for new applications for our recycled electronic material.

The following disaggregation of total revenue is listed by sales category and segment:

	Three Months Ended June 30,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Jewelry	$4,093,488	$1,240,299	30.3%	$4,525,109	$1,020,470	22.6%
Bullion/Rare Coin	10,937,998	509,628	4.7%	6,608,590	847,585	12.8%
Scrap	1,748,028	256,914	14.7%	1,181,941	233,887	19.8%
Other	1,799,123	262,987	14.6%	417,622	88,536	21.2%
Subtotal	18,578,637	2,269,828	12.2%	12,733,262	2,190,478	17.2%

Echo Entities
5/20/19 - 6/30/2019				-	-	-
Recycle	1,588,084	747,819	47.1%	-	-	-
Reuse	770,716	347,668	45.1%
Subtotal	2,358,800	1,095,487	46.4%	-	-	-
	$20,937,437	$3,365,315	16.1%	$12,733,262	$2,190,478	17.2%

	Six Months Ended June 30,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Jewelry	$8,395,236	$2,565,957	30.6%	$9,825,072	$2,617,091	26.6%
Bullion/Rare Coin	20,922,144	1,025,785	4.9%	13,708,341	1,401,366	10.2%
Scrap	2,966,179	441,961	14.9%	2,465,585	443,371	18.0%
Other	2,314,608	454,607	19.6%	790,137	230,657	29.2%

Subtotal	34,598,167	4,488,310	13.0%	26,789,135	4,692,485	17.5%

Echo Entities
5/20/19 - 6/30/2019				-	-	-
Recycle	1,588,084	747,819	47.1%	-	-	-
Reuse	770,716	347,668	45.1%

Subtotal	2,358,800	1,095,487	46.4%	-	-	-

	$36,956,967	$5,583,797	15.1%	$26,789,135	$4,692,485	17.5%

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Revenues. Revenues related to DGSE’s retail continuing operations increased by $5,845,375 or 46%, during the three months ended June 30, 2019, to $18,578,637, as compared to $12,733,262 during the same period in 2018. Bullion/rare coin, Scrap and Other sales increased 66%, 48% and 331%, respectively, compared to the prior year quarter ending June 30, 2018. Jewelry sales decreased 6% compared to the prior year quarter. Revenues increased for the quarter ending June 30, 2019, compared to the quarter ending June 30, 2018, primarily due to the increase in gold prices and our stategy to increase our sales velocity.

Revenues related to the Echo Entities from May 20, 2019 to June 30, 2019 was $2,358,800. Recycled material sales accounted for 67% of the total sales at $1,588,084 and reused material sales accounted for 33% of the total sales at $770,716.

Gross Profit. Gross Profit related to DGSE’s retail operations for the three months ended June 30, 2019, increased by $79,350 to $2,269,828 as compared to $2,190,478 during the same period in 2018. The increase in total gross profit dollars was due primarily to the increase in total sales across the board and to the increase in the price of gold. Even though there was additional revenues there was also lower gross margin percentages due to changing our strategy for a higher velocity of sales. Our strategy decreased the overall gross profit margin to 12.2% compared to 17.2% during the same period for the prior year.

Gross Profit related to the Echo Entities support a larger profit margin compared to the retail segment. The Echo Entities profit margin of $1,095,487 on $2,358,800 sales, or an overall percentage of 46.4%.

Selling, General and Administrative Expenses. For the three months ended June 30, 2019, Selling, General and Administrative (“SG&A”) expenses for our retail segment increased by $100,686, or 6%, to $1,874,598, as compared to $1,773,912 during the same period in 2018. The increase in SG&A was primarily due to the increase in advertising of $97,365. The increase in advertising was due to the changed strategy of more velocity in our sales.

The SG&A expenses for the Echo Entities totaled $801,642 which primarily consists of payroll, payroll taxes and employee benefits of $556,561, rent and variable rent costs, net of sublet income, of $47,539 and warehouse and office supplies of $59,800.

Depreciation and Amortization. For the three months ended June 30, 2019, depreciation and amortization expense for our retail segment was $74,449 compared to $87,732 for the same period in 2018, a decrease of $13,283, or 15%. The decrease of $13,283 from the three months ending June 30, 2019 compared to the three months ending June 30, 2018 is primarily due to assets that are being fully depreciated but still in-service.

The Depreciation and Amortization expense for the Echo Entities consisted of depreciation of $10,899 and amortization of $0, for the three months ending June 30, 2019.

Interest Expense. For the three months ended June 30, 2019, interest expense, for the retail segment, was $25,657, a decrease of $19,991, or 44%, compared to $45,648 during the same period in 2018. The decrease is primarily due to the continual pay down of the accounts payable - trade, related party, now note payable, related party, outstanding balance of $2,991,135 as of June 30, 2019.

The interest expense for the Echo Entities was $31,852 for the three months ending June 30, 2019, which was related to the note payable, related party, with an outstanding balance of $6,783,212 as of June 30, 2019.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Revenues. Revenues related to the Company’s retail operations increased by $7,809,031, or 29%, during the six months ended June 30, 2019, to $34,598,166, as compared to $26,789,135 during the same period in 2018. Bullion/rare coin, scrap and other sales increased approximately 53%, 20% and 193%, respectively, compared to the six months ended June 30, 2018. Jewelry sales decreased approximately 15%, compared to the prior year six months. Revenues increased for the six months ending June 30, 2018, compared to the six months ending June 30, 2018, primarily due to the increase in gold prices and our strategy to increase our velocity of sales.

Revenues related to the Echo Entities for the six months ending June 30, 2019 are the same as the three months ending June 30, 2019, due to the purchase of the Echo assets was completed during the three months ended June 30, 2019.

Gross Profit. Gross profit for the six months ended June 30, 2018, related to our retail operations decreased by $204,175, or 4%, to $4,488,310, as compared to $4,692,485 during the same period in 2018. The decrease in gross profit was due to a decrease in profit margin across the board except jewelry. As a percentage of revenue, gross margin decreased to 13.0% compared to 17.5% in the same period compared to the prior year. An increase in the margin for jewelry was offset by a decrease in the margin for for all other categories for the six months ended June 30, 2019.

Gross profit related to the Echo Entities for the six months ended June 30, 2019 is the same as the three months ended June 30, 2019, due to the purchase of the Echo assets was completed during the three months ended June 30, 2019.

Selling, General and Administrative Expenses. For the six months ended June 30, 2019, the retail SG&A expenses decreased by $198,008, or 1%, to $3,615,939, as compared to $3,813,947 during the same period in 2018. The decrease in SG&A was achieved through continued efforts to reduce expenses at all levels, including store-level operating and corporate overhead expenses.

SG&A expenses related to the Echo Entities for the six months ended June 30, 2019 are the same as the three months ended June 30, 2019, due to the purchase of the Echo assets was completed during the three months ended June 30, 2019.

Depreciation and Amortization. For the six months ended June 30, 2019, the retail depreciation and amortization expense was $148,773 compared to $177,484 for the same period in 2018. The decrease is primarily due to assets that are being fully depreciated but still in service.

Depreciation and amortization expense related to the Echo Entities for the six months ended June 30, 2019 are the same as the three months ended June 30, 2019, due to the purchase of the Echo assets was completed during the three months ended June 30, 2019.

Interest Expense. For the six months ended June 30, 2019, the interest expense for the retail segment was $60,206, a decrease of $32,324, or 52%, compared to $92,530 during the same period in 2018. The decrease is due to the continual pay down of the accounts payable, related party, now note payable, related party, outstanding balance of $2,991,135.

Interest expense related to the Echo Entities for the six months ended June 30, 2019 are the same as the three months ended June 30, 2019, due to the purchase of the Echo assets was completed during the three months ended June 30, 2019.

Liquidity and Capital Resources

During the six months ended June 30, 2019 and 2018, cash flows used in operating activities totaled $3,662,168 and $226,785, respectively, a decrease of $3,435,383. Cash used in operating activities for the six months ended June 30, 2019, was driven largely by the reduction of accounts payable – trade, related party of $3,074,021, accounts payable – trade and accrued expenses of $949,957, the increase of inventories of $138,509 and an increase in trade receivables, net of $361,079 offset by net income, without depreciation and amortization and bad debt expense, of $,1,133,834. Cash used in operating activities for the six months ended June 30, 2018, was driven largely by the reduction of accounts payable – trade, related party of $523,333, a reduction of accounts payable and accrued expenses of $333,674, and the increase of inventories of $824,941, offset by the increase in customer deposits and other liabilities of $520,593, the decrease in trade receivables by $110,052, and the net income, without depreciation and amortization, of $797,870.

During the six months ended June 30, 2019 and 2018, cash flows used in investing activities totaled $5,891,791 and $145,825, respectively, an increase of $5,745,966. The use of cash in investing activities during the six months ended June 30, 2019 was primarily the result of the Echo Tranaction. The use of cash in investing activities during the six months ended June 30, 2018 was the result of the continuing buildout expenses related to the Midtown location at 13022 Preston Road, Dallas, Texas.

During the six months ended June 30, 2019, cash flows provided in financing activities totaled $9,774,347 and the during the six months ended June 30, 2018, cash used in financing activities totaled $2,352, an increase of $9,776,699. The provision of cash in financing activities during the six months ended June 30, 2019 was financing the acquisition of the Echo Transaction for $6,925,979 and the financing of the payoff of the accounts payable – trade, related party of $3,074,021, offset by the use of funds to pay down the note payable, related party, of $225,653. The use of cash in financing activities during the six months ended June 30, 2018 was the result of paying off the capital lease obligations.

We expect our capital expenditures to total approximately $85,000 during the next twelve months. These expenditures will be largely driven by the purchase of additional components of our new point-of-sale system and miscellaneous equipment needed in the recycling of electronic waste. The new point-of-sale system was designed and built specifically for DGSE and rolled out April 1, 2018. As of June 30, 2019, there were no commitments outstanding, except for the POS system.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, conducted an evaluation, as of the end of the period covered by the Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of June 30, 2019, the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in that the reports that we file or submit under the Exchange Act and are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1
3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2
3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3
3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4
3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6
3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0
3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	S-8	May 29, 2007	3.8
3.9	Certificate of Amendment to Articles of Incorporation, dated December 7, 2016		X	10-K	April 14, 2017	3.9
3.10	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7
3.11	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1
3.12	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.9
4.1	Specimen Common Stock Certificate		X	S-4	February 26, 2007	4.1
4.2	Warrant to Purchase Shares of Common Stock of DGSE Companies, Inc. issued to Elemetal, LLC dated December 9, 2016		X	8-K	December 13, 2016	4.1
10.1	Lock-up Agreement, dated September 11, 2012, by and among DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.2
10.2	Form of Option Grant Agreement		X	8-K	September 16, 2011	10.4
10.3	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.5
10.4	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	September 16, 2011	10.7
10.5	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	October 28, 2011	10.2
10.6	Loan Agreement, dated July 19, 2012, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	July 20, 2012	10.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
10.7	Guaranty and Security Agreement, dated July 19, 20123, among DGSE Companies, Inc., its subsidiaries, and NTR Metals, LLC		X	8-K	July 20, 2012	10.2
10.8	Revolving Credit Note granted in favor of NTR Metals, LLC		X	8-K	July 20, 2012	10.3
10.9	Amendment to Loan Agreement and Revolving Credit Note, dated February 25, 2014, by and between the Company and NTR		X	8-K	March 5, 2014	10.1
10.10	Office Space Lease, dated January 21, 2013, by and between 15850 Holdings LLC and the Company		X	10-K	March 27, 2014	10.21
10.11	Separation & Release of Claims Agreement dated April 17, 2014, by and between the Registrant and James Vierling		X	8-K	April 21, 2014	10.1
10.12	Payment Agreement, dated July 11, 2014		X	8-K	July 17, 2014	10.1
10.13	Second Amendment to Loan Agreement and Revolving Credit Note, dated January 26, 2015, by and between the Company and NTR		X	8-K	February 6, 2015	10.1
10.14	Offer Letter by and between DGSE and Matthew M. Peakes, dated September 4, 2015		X	8-K	September 11, 2015	10.1
10.15	Consulting, Separation and Release of Claims Agreement by and between DGSE and James D. Clem, dated September 4, 2015		X	8-K	September 11, 2015	10.2
10.16	Offer Letter by and between DGSE and Nabil J. Lopez, dated October 29, 2015		X	8-K	October 29, 2015	10.1
10.17	Form of Indemnification Agreement between DGSE Companies, Inc. and each executive officer and director of DGSE		X	8-K	February 12, 2016	10.1
10.18	Stock Purchase Agreement by and between DGSE Companies, Inc., Elemetal, LLC and NTR Metals, LLC dated June 20, 2016		X	8-K	June 22, 2016	10.1

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
10.19	Registration Rights Agreement by and among DGSE Companies, Inc., Elemetal, LLC, and NTR Metals, LLC dated as of December 9, 2016		X	8-K	June 22, 2016	10.3
10.20	Purchase Agreement dtd May 20, 2019, by and among Echo Environmental, LLC, ITAD USA, LLC and Corrent Resources, LLC		X	8-K	May 24, 2019	10.1
10.21	Promissory Note, dtd May 20, 2019, by and between Corrent Resources, LLC and John R. Loftus		X	8-K	May 24, 2019	10.2
10.22	Promissory Note, dtd May 20, 2019, by and between DGSE Companies, LLC and John R. Loftus		X	8-K	May 24, 2019	10.3
14.1	Business Conduct & Ethics Policy		X	10-K/A	December 19, 2012	14.1
21.1	Subsidiaries of the Registrant		X	10-K	March 27, 2014	21.1
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DGSE COMPANIES, INC. (Registrant)

Date: August 19, 2019	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2019		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)

