Form 10-Q
period 2019-09-30
DGSE COMPANIES INC
filed 2019-11-13
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2019:

Class	Outstanding
Common stock, $0.01 par value per share	26,924,381

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,555,379	$1,453,941
Trade receivables, net of allowances	2,040,890	94,345
Inventories	11,230,400	9,765,094
Prepaid expenses	382,325	81,094
Total current assets	16,208,994	11,394,474

Property and equipment, net	1,431,752	1,320,863
Goodwill	4,723,110	-
Intangible assets, net	235,100	234,350
Right-of -use assets from operating leases	3,779,707	-
Other assets	205,294	68,411

Total assets	$26,583,957	$13,018,098

LIABILITIES
Current Liabilities:
Accounts payable - trade	$1,384,258	$838,624
Accounts payable - trade, related party	-	3,088,973
Notes payable, related party	276,861	-
Line of credit	151,000	-
Current operating lease liabilities	1,158,210	-
Accrued expenses	865,137	579,203
Customer deposits and other liabilities	182,652	97,837
Total current liabilities	4,018,118	4,604,637

Notes payable, related party, less current portion	9,430,571	-
Long-term operating lease liabilities, less current portion	2,742,170	-

Total liabilities	16,190,859	4,604,637

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,381 shares issued and outstanding	269,244	269,244
Additional paid-in capital	40,172,677	40,172,677
Accumulated deficit	(30,048,823)	(32,028,460)
Total stockholders’ equity	10,393,098	8,413,461

Total liabilities and stockholders’ equity	$26,583,957	$13,018,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Sales	$22,861,201	$13,659,395	$59,818,168	$40,448,530
Cost of goods sold	17,674,747	11,182,226	49,047,917	33,278,876
Gross margin	5,186,454	2,477,169	10,770,251	7,169,654

Expenses:
Selling, general and administrative expenses	3,893,618	2,858,911	8,311,199	6,672,858
Depreciation and amortization	67,886	98,237	227,558	275,721
	3,961,504	2,957,148	8,538,757	6,948,579

Operating income (loss)	1,224,950	(479,979)	2,231,494	221,075

Other (income) expense:
Other income, net	(955)	(6,527)	(54,285)	(58,822)
Interest expense	148,720	38,100	240,778	130,630
	147,765	31,573	186,493	71,808

Income (loss) before income taxes	1,077,185	(511,552)	2,045,001	149,267

Income tax expense (benefit)	41,710	(16,646)	65,364	23,787

Net income (loss)	$1,035,475	$(494,906)	$1,979,637	$125,480

Basic net income (loss) per common share:	$0.04	$(0.02)	$0.08	0.00

Diluted net income (loss) per common share:	$0.04	$(0.02)	$0.08	0.00

Weighted-average number of common shares
Basic	26,924,381	26,924,381	26,924,381	26,924,381
Diluted	26,924,381	26,924,381	26,924,381	27,107,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended September 30, 2018 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2018	26,924,381	$269,244	$40,172,677	$(32,065,759)	$8,376,162

Net Loss	-	-	-	(494,906)	(494,906)

Balances at September 30, 2018	26,924,381	$269,244	$40,172,677	$(32,560,665)	$7,881,256

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at June 30, 2019	26,924,381	$269,244	$40,172,677	$(31,084,298)	$9,357,623

Net Income	-	-	-	1,035,475	1,035,475

Balances at September 30, 2019	26,924,381	$269,244	$40,172,677	$(30,048,823)	$10,393,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2018 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2017	26,924,381	$269,244	$40,172,677	$(32,686,145)	$7,755,776

Net Income	-	-	-	125,480	125,480

Balances at September 30, 2018	26,924,381	$269,244	$40,172,677	$(32,560,665)	$7,881,256

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2018	26,924,381	$269,244	$40,172,677	$(32,028,460)	$8,413,461

Net Income	-	-	-	1,979,637	1,979,637

Balances at September 30, 2019	26,924,381	$269,244	$40,172,677	$(30,048,823)	$10,393,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

DGSE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018

Cash Flows From Operating Activities
Net income	$1,979,637	$125,480
Adjustments to reconcile income from operations to net cash used in operating activities:
Depreciation and amortization	227,558	275,721
Loss on sale of assets	-	40,045
True up accounts payable	-	(468,081)
Bad debt expense	-	1,196,660

Changes in operating assets and liabilities:
Trade recivables, net	(920,929)	146,811
Inventories	(256,103)	(900,750)
Note receivable	-	22,409
Prepaid expenses	(212,866)	1,854
Operating leases	120,673	-
Other assets	(47,884)	29,292
Accounts payable and accrued expenses	(627,911)	(1,189,542)
Accounts payable - trade, related party	(3,074,021)	-
Customer deposits and other liabilities	79,358	105,250

Net cash used in operating activities	(2,732,488)	(614,851)

Cash Flows From Investing Activities:
Purchase of property and equipment	(102,989)	(125,135)
Intangile asssets	(45,000)	(51,000)
Acquisition of the Echo Entities, net of cash acquired	(5,876,517)	-
Net cash used in investing activities	(6,024,506)	(176,135)

Cash Flows From Financing Activities:
Financing for the acquisition of the Echo Entities	6,925,979	-
Financing to pay off accounts payable, related party	3,074,021	-
Line of credit	151,000	-
Payments on notes payable, related party	(292,568)	-
Payments on capital lease obligations	-	(2,352)
Net cash provided by (used in) financing activities	9,858,432	(2,352)

Net change in cash and cash equivalents	1,101,438	(793,338)
Cash and cash equivalents, beginning of period	1,453,941	1,272,208
Cash and cash equivalents, end of period	$2,555,379	$478,870

Supplemental Disclosures:
Cash paid during the period for:
Interest	$240,778	$130,594
Income taxes	$43,578	$20,025

Non cash activities:
Transfer of fixed assets to intangible assets	$-	$204,000

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

Based on the terms of the purchase, the Company has concluded the Echo Transaction represents a business combination pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations, or ASC 805. The Company has determined that the assets purchased and the liabilities assumed, through the Echo Transaction, have an approximate fair value due to the their short-term nature. We have engaged a third party to conduct an independent valuation of the Echo Transaction to be completed by the end of the year.

The Company now includes segment information, in the notes to the financial statements, due to the addition of the Echo Entities. The object of segment reporting is to provide a management approach that identifies different types of businesses within the Company and how we have organized the segments to make financial decisions. We consider the Company in the repurpose business and we have organized two different segments within our business and presented the performance of each seperately.

The interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

(3) Accounting Policies and Estimates

Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash equivalents, trade receivables, accounts payable, accrued expenses and notes payable-related party approximate fair value because of the immediate or short-term nature of these financial instruments. Notes payable, related party approximate fair value due to the market interest rate change.

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

(4) Inventories

A summary of inventories is as follows:

	September 30, 2019	December 31, 2018
DGSE
Jewelry	$7,780,945	$7,001,477
Scrap gold/silver	545,299	1,205,111
Bullion	872,647	801,717
Rare coins and Other	802,632	756,789

Subtotal	10,001,523	9,765,094

Echo Entities
Electronic components - resale	289,922	-
Electronic components - recycle	938,955	-

Subtotal	1,228,877	-

	$11,230,400	$9,765,094

(5) Property and Equipment

Property and equipment consists of the following:

	September 30, 2019	December 31, 2018
DGSE
Land	$55,000	$-
Building and improvements	1,561,649	1,529,649
Machinery and equipment	1,039,013	1,039,013
Furniture and fixtures	453,699	453,699
	3,109,361	3,022,361
Less: accumulated depreciation	(1,845,664)	(1,701,498)

Sub-Total	1,263,697	1,320,863

Echo Entities
Building and improvements	81,149	-
Machinery and equipment	27,497	-
Furniture and fixtures	93,827	-
	202,473	-
Less: accumulated depreciation	(34,418)	-

Sub-Total	168,055	-

	$1,431,752	$1,320,863

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

Due to time constraints and other variables, the purchase price allocation listed below is considered a preliminary allocation and is subject to change. We have engaged a third party to conduct an independent valuation of the Echo acquisition to be completed by the end of the year.

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

The following pro forma combines the results of the Echo Entities and the Company’s results of operations for the three months ended September 30, 2019 and 2018 as if they were combined the whole quarter:

	Combined	Pro forma Combined
	For the Three Months Ended	For the Three Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)

Revenue	$22,861,201	$19,302,869

Income (loss) from continuing operations	$1,035,475	$(1,694,654)

Net income (loss)	$1,035,475	$(1,694,654)

Basic net income (loss) per common share	$0.04	$(0.06)

Diluted net income (loss) per common share	$0.04	$(0.06)

The following pro forma combines the results of the Echo Entities and the Company’s results of operations for the nine months ended September 30, 2019 and 2018 as if they were combined the entire nine months:

	Pro forma Combined	Pro forma Combined
	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)

Revenue	$65,715,313	$64,685,778

Income (loss) from continuing operations	$1,130,482	$1,633,124

Net income (loss)	$1,130,482	$1,633,124

Basic net income (loss) per common share	$0.04	$0.06

Diluted net income (loss) per common share	$0.04	$0.06

(7) Intangible Assets

Intangible assets consist of the following:

	Septemnber 30, 2019	December 31, 2018
DGSE
Domain names	$41,352	$41,352
Point of sale system	315,000	270,000
	356,352	311,352
Less: accumulated amortization	(121,252)	(77,002)

Subtotal	235,100	234,350

Echo Entities	-	-

	$235,100	$234,350

(8) Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
DGSE
Professional fees	$69,744	$149,000
Advertising	-	52,590
Board member fees	-	7,500
Employee benefits	-	10,383
Insurance	56,669	-
Payroll	99,576	205,112
Property taxes	150,263	-
Sales tax	45,101	111,739
State income tax	59,538	42,879

Subtotal	480,891	579,203

Echo Entities
Payroll	162,235	-
Sales tax	7,095	-
Credit card	29,127	-
State income tax	16,963	-
Material & shipping costs (COGS)	168,826	-

Subtotal	384,246	-

	$865,137	$579,203

(9) Segment Information

We determine our business segments based upon an internal reporting structure. We report our financial performance based on the following segments: DGSE and the Echo Entities.

Our DGSE segment includes Dallas Gold and Silver Exchange, which has four retail stores in the Dallas/Ft Worth Metroplex, and Charleston Gold and Diamond Exchange, which has one retail store in Charleston, South Carolina.

Our Echo Entities segment includes Echo Enrironmental Holdings and ITAD USA Holdings. These two companies were added May 20, 2019 and are involved in recycling and reusing electronic waste.

We allocate a portion of certain corporate costs and expenses, including information technology to our business segments that is included in Selling, general and administrative expenses. Our management team evaluates the operating performance of each segment and makes decisions about the allocation of resources according to each segment profit. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount.

The following segment seperates the results of Dallas Gold and Silver’s and the Echo Entity’s financial results of operations for the three months ending September 30, 2019:

	For The Three Months Ended
	September 30, 2019
	DGSE	Echo Entities	Consolidated

Revenue:
Sales	$16,652,927	$6,208,274	$22,861,201
Cost of goods sold	14,634,075	3,040,672	17,674,747

Gross profit	2,018,852	3,167,602	5,186,454

Expenses:
Selling, general and administrative expenses	1,868,144	2,025,474	3,893,618
Depreciation and amortization	44,368	23,518	67,886

	1,912,512	2,048,992	3,961,504

Operating income	106,340	1,118,610	1,224,950

Other (income) expense:
Other (income) expense, net	(955)	-	(955)
Interest expense	46,764	101,956	148,720

Income before income taxes	60,531	1,016,654	1,077,185

Income tax expense	30,383	11,327	41,710

Net income	$30,148	$1,005,327	$1,035,475

The following segment seperates the results of Dallas Gold and Silver’s and the Echo Entity’s financial results of operations for the nine months ending September 30, 2019:

	For The Nine Months Ended
	September 30, 2019
	DGSE	Echo Entities	Consolidated

Revenue:
Sales	$51,251,094	$8,567,074	$59,818,168
Cost of goods sold	44,743,932	4,303,985	49,047,917

Gross profit	6,507,162	4,263,089	10,770,251

Expenses:
Selling, general and administrative expenses	5,484,082	2,827,116	8,311,198
Depreciation and amortization	193,141	34,417	227,558

	5,677,223	2,861,533	8,538,756

Operating income	829,939	1,401,556	2,231,495

Other (income) expense:
Other (income) expense, net	(54,285)	-	(54,285)
Interest expense	106,970	133,808	240,778

Income before income taxes	777,254	1,267,748	2,045,002

Income tax expense	48,402	16,963	65,365

Net income	$728,852	$1,250,785	$1,979,637

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

The following disaggregation of total revenue is listed by sales category and segment:

CONSOLIDATED	Three Months Ended September 30,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Jewelry	$4,036,825	$1,149,134	28.5%	$3,694,204	$1,223,144	33.1%
Bullion/Rare Coin	9,621,146	442,573	4.6%	8,120,071	727,555	9.0%
Scrap	2,547,912	359,255	14.1%	1,317,133	226,090	17.2%
Other	447,044	67,890	15.2%	527,987	300,380	56.9%

Subtotal	16,652,927	2,018,852	12.1%	13,659,395	2,477,169	18.1%

Echo Entities
Recycle	5,133,181	2,408,416	46.9%	-	-	-
Reuse	1,075,093	759,186	70.6%	-	-	-

Subtotal	6,208,274	3,167,602	51.0%	-	-	-

	$22,861,201	$5,186,454	22.7%	$13,659,395	$2,477,169	18.1%

The following disaggregation of revenue is listed by sales category, segment and state:

TEXAS	Three Months Ended September 30,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Jewelry	$3,506,998	$957,867	27.3%	$3,404,889	$1,083,550	31.8%
Bullion/Rare Coin	9,473,024	433,389	4.6%	8,001,990	711,529	8.9%
Scrap	2,547,912	359,255	14.1%	1,317,133	226,090	17.2%
Other	385,823	54,360	14.1%	498,409	299,600	60.1%

Subtotal	15,913,757	1,804,871	11.3%	13,222,421	2,320,769	17.6%

Echo Entities
Recycle	5,133,181	2,408,416	46.9%	-	-	-
Reuse	1,075,094	759,186	70.6%	-	-	-

Subtotal	6,208,275	3,167,602	51.0%	-	-	-

	$22,122,032	$4,972,473	22.5%	$13,222,421	$2,320,769	17.6%

SOUTH CAROLINA	Three Months Ended June 30,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Jewelry	$529,825	$191,267	36.1%	$289,315	$139,594	48.2%
Bullion/Rare Coin	148,122	9,184	6.2%	118,081	16,026	13.6%
Other	61,222	13,530	22.1%	29,578	780	2.6%

Subtotal	739,169	213,981	28.9%	436,974	156,400	35.8%

Echo Entities	-	-	-	-	-	-

Subtotal	-	-	-	-	-	-

	$739,169	$213,981	28.9%	$436,974	$156,400	35.8%

The following disaggregation of total revenue is listed by sales category and segment:

CONSOLIDATED	Nine Months Ended September 30,
	2019			2018
DGSE	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$12,432,060	$3,715,091	29.9%	$13,519,276	$3,840,235	28.4%
Bullion/Rare Coin	30,543,290	1,468,358	4.8%	21,828,412	2,128,921	9.8%
Scrap	5,514,091	801,216	14.5%	3,782,718	669,461	17.7%
Other	2,761,652	522,497	18.9%	1,318,124	531,037	40.3%

Subtotal	51,251,093	6,507,162	12.7%	40,448,530	7,169,654	17.7%

Echo Entities
Recycle	6,721,265	3,156,235	47.0%	-	-	-
Reuse	1,845,810	1,106,854	60.0%

Subtotal	8,567,075	4,263,089	49.8%	-	-	-

	$59,818,168	$10,770,251	18.0%	$40,448,530	$7,169,654	17.7%

The following disaggregation of revenue is listed by sales category, segment and state:

TEXAS	Nine Months Ended September 30,
	2019			2018
DGSE	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$11,264,742	$3,224,943	28.6%	$12,279,064	$3,353,686	27.3%
Bullion/Rare Coin	30,026,499	1,416,360	4.7%	21,406,758	2,060,247	9.6%
Scrap	5,514,091	801,216	14.5%	3,782,718	669,461	17.7%
Other	2,357,201	419,387	17.8%	1,145,752	449,581	39.2%

Subtotal	49,162,533	5,861,906	11.9%	38,614,292	6,532,975	16.9%

Echo Entities
Recycle	6,721,265	3,156,235	47.0%	-	-	-
Reuse	1,845,810	1,106,854	60.0%

Subtotal	8,567,075	4,263,089	49.8%	-	-	-

	$57,729,608	$10,124,995	17.5%	$38,614,292	$6,532,975	16.9%

SOUTH CAROLINA	Nine Months Ended September 30,
	2019			2018
DGSE	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$1,167,318	$490,148	42.0%	$1,240,212	$486,549	39.2%
Bullion/Rare Coin	516,791	51,998	10.1%	421,654	68,674	16.3%
Other	404,451	103,110	25.5%	172,372	81,456	47.3%

Subtotal	2,088,560	645,256	30.9%	1,834,238	636,679	34.7%

Echo Entities

Subtotal	-	-	-	-	-	-

	$2,088,560	$645,256	30.9%	$1,834,238	$636,679	34.7%

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

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2018 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of September 30, 2019 and December 31, 2018, our allowance for returns remained the same at $28,402 and $28,402, respectively.

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

The Company has seven operating leases, six in the Dallas/Fort Worth Metroplex and one in Charleston South Carolina. We have four leases expiring next year. Our Euless, Texas lease expires March 31, 2020, with an option for an additional five years which we are reasonably certain to exercise. Our Southlake, Texas location expires July 31, 2020, and with no current options. We will evaluate whether to continue to lease in the present location. Our lease on the main flagship store located at 13022 Preston Road, Dallas, Texas will be expiring October 31, 2021 with no current lease options. The Grand Prairie, Texas lease expires June 30, 2022, and has no current lease options. On April 19, 2018, we entered into an agreement with the landlord in Charleston, South Carolina, to increase the rental space by 2,104 square feet by taking over the vacant suite next door. The lease was amended to include the new space and extended to April 30, 2025. Our two new additional leases were the product of the Echo Tranaction. Both leases are located in Carrollton, Texas. The Belt Line Echo lease expires on December 31, 2020 with an initial option period of 24 months and a second option period of an additional 60 months. A portion of the building is sublet and the rent received is applied against the rental expense for the building. The McKenzie ITAD lease expires July 31, 2021 with no current lease options. All seven leases are triple net leases that we pay our proportionate amount of common area maintenance, property taxes and property insurance. Leasing costs for the three months ending September 30, 2019 and 2018 was $338,402 and $162,719, respectively. Leasing costs for the nine months ending September 30, 2019 and 2018 was $814,572 and $479,096, respectively. These lease costs consist of a combination of minimum lease payments and variable lease costs.

As of September 30, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.1 years and 5.5%, respectively. The Company’s future operating lease obligations that have not yet commenced are immaterial. For the three months ending September 30, 2019 and 2018, the Company’s cash paid for operating lease liabilities was $348,955 and $162,719, respectively. For the nine months ending September 30, 2019 and 2018, the Company’s cash paid for operating lease liabilities was $826,745 and $479,096, respectively.

Future annual minimum lease payments as of September 30, 2019:

Operating Leases
DGSE
2019 (excluding the nine months ending September 30, 2019)	$137,187
2020	550,623
2021	491,540
2022	247,040
2023	223,045
2024 and thereafter	289,327

Total minimum lease payments	1,938,762
Less imputed interest	(214,833)

Subtotal	1,723,929

Echo Entities
2019 (excluding the nine months ending September 30, 2019)	198,869
2020	803,661
2021	785,240
2022	582,195

Total minimum lease payments	2,369,965
Less imputed interest	(193,514)

Subtotal	2,176,451

$3,900,380

(12) Basic and Diluted Average Shares

A reconciliation of basic and diluted weighted average common shares for the three months and nine months ended September 30, 2019 and 2018 is as follows:

	For the Three Months Ended
	September 30,
	2019	2018

Basic weighted average shares	26,924,381	26,924,381
Effect of potential dilutive securities	-	-
Diluted weighted average shares	26,924,381	26,924,381

	For the Nine Months Ended
	September 30,
	2019	2018

Basic weighted average shares	26,924,381	26,924,381
Effect of potential dilutive securities	-	182,958
Diluted weighted average shares	26,924,381	27,107,339

For the three and nine months ended September 30, 2019, there were approximately 15,000 stock options excluded from the earnings per share calculation because their impact is antidilutive. For the three and nine months ended September 30, 2018 there were 1,015,000 of common share option, warrants and Restricted Stock Units (RSU’s) unexercised respectively.

(13) Long-Term Debt

	Outstanding Balance		Current
	September 30, 2019	December 31, 2018	Interest Rate	Maturity
DGSE
Note payable, related party	$2,884,684	$-	6.00%	May 16, 2024

Echo Entities
Note payable, related party	6,545,887	-	6.00%	May 16, 2024

Sub-Total	9,430,571	-

Current portion	276,861	-

	$9,707,432	$-

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

Stock-based compensation expense for the three months and nine months ended September 30, 2019 and 2018 was $0 and $0, respectively.

(15) Related Party Transactions

Through a series of transactions beginning in 2010, Elemetal, NTR and Truscott (“Related Entities”) became the largest shareholders of our common stock, par value $0.01 per share. A certain Related Entity has been DGSE’s primary refiner and bullion trading partner. For the nine months ended September 30, 2019, 3% of sales and 1% of purchases were transactions with a certain Related Entity, and in the same period of 2018, these tranactions represented 10% of DGSE’s sales and 3% of DGSE’s purchases. On December 9, 2016, DGSE and a certain Related Entity closed the transactions contemplated by the Debt Exchange Agreement whereby DGSE issued a certain Related Entity 8,536,585 shares of its common stock and a warrant to purchase an additional 1,000,000 shares to be exercised within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to a certain Related Entity as a result of bullion-related transactions. The warrant for the additional 1,000,000 expired in December 2018. As of September 30, 2019, the Company was obligated to pay $0 to the certain Related Entity as a trade payable. As of September 30, 2018, the Company was obligated to pay $3,134,227 to the certain Related Entity as a trade payable. For the nine months ended September 30, 2019 and 2018, the Company paid the Related Entities $46,068 and $130,594 respectively, in interest on the Company’s outstanding payable.

On May 20, 2019, John Loftus, CEO and President of DGSE Companies, Inc., became the largest beneficial shareholder of our common stock, par value $0.01 per share. On the same day, Mr. Loftus loaned a wholly owned subsidiary, Corrent Resource Holdings, LLC $6,925,979 to complete the Echo Transaction. Interest and principal payments totaling $49,620 are paid monthly and the loan matures May 16, 2024. Also on the same day, Mr. Loftus loaned the Company $3,074,021 to pay off the certain Related Entities outstanding payable, related party. Interest and principal payments totaling $22,023 are paid monthly and the loan matures May 16, 2024. As of September 30, 2019 and 2018, the Company was obligated to pay Mr. Loftus, as note payable, related party $9,707,432 and $0 respectively. For the nine months ended September 30, 2019 and 2018, the Company paid Mr. Loftus $194,081 and $0 respectively, in interest on the Company’s note payable, related party.

(16) Subsequent Event

At the Company’s annual stockholder’s meeting, held October 11, 2019, a proposal to amend the articles of incorporation was passed, which included changing the corporate name to Envela Corporation and creating a class of preferred stock in the amount of 5,000,000 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “DGSE” refer to the consolidated business operations of DGSE Companies, Inc., the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2018 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

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

Many aspects of our retail business are impacted by changes in precious metals pricing which rise and fall based upon global supply and demand dynamics, with the greatest impact relating to gold. According to the London PM Fix, the price of gold started Fiscal year 2018 at $1,303 an ounce and climbed to $1,353 by April of 2018. Like the volatility in recent years, the price receded to $1,175 by August only to rebound to $1,283 an ounce by December 31, 2018. The first two quarters of Fiscal 2019 brought a dramatic increase in Gold prices ending at $1,409 an ounce on June 30, 2019, an increase of 10% since the beginning of 2019. Gold prices continued to rise in the third quarter ending at $1,485 an ounce on September 30, 2019.

The market for buying and selling pre-owned or “scrap” gold has been negative during the past several years. Scrap gold purchases have historically been a critical profit engine for all of our locations, and our marketing strategy will continue to make this a significant impact on our revenue, profitability and long-term growth plans. The velocity of our sales have increased due to the rise in gold prices during the second and third quarters of 2019.

Following a leadership change in mid-December 2016, we eschewed the unsuccessful strategies of recent years, for our retail business, and returned to our roots: buying and selling jewelry and timepieces at exceptional prices. Our strategy is to be an information resource for clients, bringing transparency to purchase and sale transactions, and offer value and liquidity to those seeking to buy, sell or trade jewelry, watches, diamonds or coins. For our recycling business, we are pushing for efficiency in processing our recyclable materials and we are also looking for new applications for our recycled electronic material.

The following disaggregation of total revenue is listed by sales category and segment:

CONSOLIDATED	Three Months Ended September 30,
	2019			2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Jewelry	$4,036,825	$300,182	7.4%	$3,694,204	$1,223,144	33.1%
Bullion/Rare Coin	9,621,146	1,291,525	13.4%	8,120,071	727,555	9.0%
Scrap	2,547,912	384,461	15.1%	1,317,133	226,090	17.2%
Other	447,044	42,684	9.5%	527,987	300,380	56.9%

Subtotal	16,652,927	2,018,852	12.1%	13,659,395	2,477,169	18.1%

Echo Entities
Recycle	5,133,181	2,408,416	46.9%	-	-	-
Reuse	1,075,093	759,186	70.6%	-	-	-

Subtotal	6,208,274	3,167,602	51.0%	-	-	-

	$22,861,201	$5,186,454	22.7%	$13,659,395	$2,477,169	18.1%

CONSOLIDATED	Nine Months Ended September 30,
	2019			2018
DGSE	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$12,432,060	$2,866,139	23.1%	$13,519,276	$3,840,235	28.4%
Bullion/Rare Coin	30,543,290	2,317,310	7.6%	21,828,412	2,128,921	9.8%
Scrap	5,514,091	826,422	15.0%	3,782,718	669,461	17.7%
Other	2,761,652	497,291	18.0%	1,318,124	531,037	40.3%

Subtotal	51,251,093	6,507,162	12.7%	40,448,530	7,169,654	17.7%

Echo Entities
Recycle	6,721,265	3,156,235	47.0%	-	-	-
Reuse	1,845,810	1,106,854	60.0%	-	-	-

Subtotal	8,567,075	4,263,089	49.8%	-	-	-

	$59,818,168	$10,770,251	18.0%	$40,448,530	$7,169,654	17.7%

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Revenues. Revenues related to DGSE’s retail continuing operations increased by $2,993,532 or 22%, during the three months ended September 30, 2019, to $16,652,927, as compared to $13,659,395 during the same period in 2018. Jewelry, Bullion/rare coin and Scrap sales increased 9%, 18% and 93%, respectively, compared to the prior year quarter ending September 30, 2018. Other sales decreased 15% compared to the prior year quarter. Revenues increased for the quarter ending September 30, 2019, compared to the quarter ending September 30, 2018, primarily due to the increase in gold prices and our stategy to increase our sales velocity.

Revenues related to the Echo Entities from for the three months ending September 30, 2019 was $6,208,274. Recycled material sales accounted for 83% of the total sales at $5,133,181 and reused material sales accounted for 17% of the total sales at $1,075,093.

Gross Profit. Gross Profit related to DGSE’s operations for the three months ended September 30, 2019, decreased by $458,317 to $2,018,852 as compared to $2,477,169 during the same period in 2018. The decrease in total gross profit dollars was due primarily to the increase in sales velocity across the board, except for scrap. Even though there was additional revenues there was also lower gross margin percentages due to changing our strategy for a higher velocity of sales. Our strategy decreased the overall gross profit margin to 12.1% compared to 18.1% during the same period for the prior year.

Gross Profit related to the Echo Entities support a larger profit margin compared to the retail segment. The Echo Entities profit margin of $3,167,602 on $6,208,274 sales, or an overall percentage of 51.0%.

Selling, General and Administrative Expenses. For the three months ended September 30, 2019, Selling, General and Administrative (“SG&A”) expenses for DGSE decreased by $990,766, or 35%, to $1,868,144, as compared to $2,858,911 during the same period in 2018. The decrease in SG&A was primarily due to a note receivable write off of $644,313 and additional bad debt write off of $552,347 during the three months ending September 30, 2018.

The SG&A expenses for the Echo Entities totaled $2,025,474 which primarily consists of payroll, payroll taxes and employee benefits of $1,364,161, rent and variable rent costs, net of sublet income, of $186,495, warehouse and office supplies of $89,987, insurance costs of $46,128, travel expenses of $50,339, professional fees of $44,263 and other administrative expenses totaling $244,101.

Depreciation and Amortization. For the three months ended September 30, 2019, depreciation and amortization expense for DGSE was $44,368 compared to $98,237 for the same period in 2018, a decrease of $53,869, or 55%. The decrease of $53,869 from the three months ending September 30, 2019 compared to the three months ending September 30, 2018 is primarily due to assets that are being fully depreciated but still in-service.

The Depreciation and Amortization expense for the Echo Entities consisted of depreciation of $23,518 and amortization of $0, for the three months ending September 30, 2019.

Interest Expense. For the three months ended September 30, 2019, interest expense, DGSE, was $46,764, an increase of $8,664, or 23%, compared to $38,100 during the same period in 2018. The increase is primarily due to the pay off of the accounts payable - trade, related party, now note payable, related party, outstanding balance of $2,970,566 as of September 30, 2019.

The interest expense for the Echo Entities was $101,956 for the three months ending September 30, 2019, which was related to the note payable, related party, with an outstanding balance of $6,736,867 as of September 30, 2019.

Income Tax Expense. For the three months ending September 30, 2019, our income tax expense was $41,710, compared to an income tax benefit of $16,646 for the three months ending September 30, 2018, an increase of $58,356. The effective income tax rate was 3.9% and 3.3% for the three months ending September 30, 2019 and 2018, respectively. Differences between our effective income tax rate and the U.S federal statutory rate are the impact of state taxes, non-deductable expenses, changes in reserves for uncertain tax positions and unutilized NOL carryforwards.

Earnings Per Share. For the three month ending September 30, 2019, our net income per basic and diluted shares attributable to common stockholders was $.04, compared to ($.02) per basic and diluted shares for the three months ending September 30, 2018, an increase of $.06 per share. The increase is primarily due to the addition of the Echo Entities net income for the three months ending September 30, 2019 and the write off of the note receivable of $644,313 and the accounts receivable write off of $552,347 for the three months ending September 30, 2018.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

Revenues. Revenues related to DGSE increased by $10,802,563, or 27%, during the nine months ended September 30, 2019, to $51,251,093, as compared to $40,448,530 during the same period in 2018. Bullion/rare coin, scrap and other sales increased approximately 40%, 46% and 110%, respectively, compared to the nine months ended September 30, 2018. Jewelry sales decreased approximately 8%, compared to the prior year nine months. Revenues increased for the nine months ending September 30, 2019, compared to the nine months ending September 30, 2018, primarily due to the increase in gold prices and our strategy to increase our velocity of sales.

Revenues related to the Echo Entities from for the nine months ending September 30, 2019 was $8,567,075. Recycled material sales accounted for 78% of the total sales at $6,721,265 and reused material sales accounted for 22% of the total sales at $1,845,810.

Gross Profit. Gross profit for the nine months ended September 30, 2019, related to DGSE decreased by $662,492, or 9%, to $6,507,162, as compared to $7,169,654 during the same period in 2018. The decrease in gross profit was due to a decrease in profit margin across the board except for jewelry which produced a slight increase. As a percentage of revenue, gross margin decreased to 12.7% compared to 17.7% in the same period compared to the prior year. Even though there was additional revenues there was also lower gross margin percentages due to changing our strategy for a higher velocity of sales.

Gross Profit related to the Echo Entities support a larger profit margin compared to the retail segment. The Echo Entities profit margin for the nine months ending September 30, 2019 of $4,263,089 on $8,567,075 sales, or an overall percentage of 50.0%.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2019, DGSE’s SG&A expenses decreased by $1,188,776, or 18%, to $5,484,082, as compared to $6,672,858 during the same period in 2018. The decrease in SG&A was primarily due to a note receivable write off of $644,313 and additional bad debt write off of $552,347 during the nine months ending September 30, 2018.

The SG&A expenses for the Echo Entities totaled $2,827,117 which primarily consists of payroll, payroll taxes and employee benefits of $1,920,722, rent and variable rent costs, net of sublet income, of $234,034, warehouse and office supplies of $149,787, insurance costs of $46,128, travel expenses of $50,339, professional fees of $44,263 and other administrative expenses totaling 381,844.

Depreciation and Amortization. For the nine months ended September 30, 2019, DGSE’s depreciation and amortization expense was $193,140 compared to $275,721 for the same period in 2018. The decrease is primarily due to assets that are being fully depreciated but still in service.

The Depreciation and Amortization expense for the Echo Entities consisted of depreciation of $34,418 and amortization of $0, for the nine months ending September 30, 2019.

Interest Expense. For the nine months ended September 30, 2019, the interest expense for DGSE was $106,970, a decrease of $23,660, or 18%, compared to $130,630 during the same period in 2018. The decrease is due to the continual pay down of the accounts payable, related party, now note payable, related party, outstanding balance of $2,970,566.

The interest expense for the Echo Entities was $133,808 for the nine months ending September 30, 2019, which was related to the note payable, related party, with an outstanding balance of $6,736,867 as of September 30, 2019.

Income Tax Expense. For the nine months ending September 30, 2019, our income tax expense was $65,364, compared to an income tax expense of $23,787 for the nine months ending September 30, 2018, an increase of $41,577. The effective income tax rate was 3.2% and 15.9% for the nine months ending September 30, 2019 and 2018, respectively. Differences between our effective income tax rate and the U.S federal statutory rate are the impact of state taxes, non-deductable expenses, changes in reserves for uncertain tax positions and unutilized NOL carryforwards.

Earnings Per Share. For the nine month ending September 30, 2019, our net income for basic and diluted shares attributable to common stockholders was $.08 per share, compared to $0.00 per share for basic and diluted shares for the nine months ending September 30, 2018, an increase of $.08 per share. The increase is primarily due to the addition of the Echo Entities net income for the nine months ending September 30, 2019 and the write off of the note receivable of $644,313 and the accounts receivable write off of $552,347 for the nine months ending September 30, 2018.

Liquidity and Capital Resources

During the nine months ended September 30, 2019 and 2018, cash flows used in operating activities totaled $2,732,488 and $614,851, respectively, an increase of $2,117,637. Cash used in operating activities for the nine months ended September 30, 2019, was driven largely by the reduction of accounts payable – trade, related party of $3,074,021, accounts payable – trade and accrued expenses of $627,911, the increase of inventories of $256,103, an increase in trade receivables, net of $920,929 and an increase in prepaid expenses of 212,865, offset by net income, without depreciation and amortization, of $2,207,195. Cash used in operating activities for the nine months ended September 30, 2018, was driven largely by the reduction of accounts payable and accrued expenses of $1,189,542, and the increase of inventories of $900,750, offset by the increase in customer deposits and other liabilities of $105,250, the decrease in trade receivables by $146,811, and net income, without non-cash items of depreciation, amortization, bad debt expense and accounts payable true-up of $1,129,780.

During the nine months ended September 30, 2019 and 2018, cash flows used in investing activities totaled $6,024,506 and $176,135, respectively, an increase of $5,848,371. The use of cash in investing activities during the nine months ended September 30, 2019 was primarily the result of the Echo Tranaction. The use of cash in investing activities during the nine months ended September 30, 2018 was the result of the continuing buildout expenses related to the Midtown location at 13022 Preston Road, Dallas and the continual building of our POS system.

During the nine months ended September 30, 2019, cash flows provided in financing activities totaled $9,858,432 and during the nine months ended September 30, 2018, cash used in financing activities totaled $2,352, an increase of $9,856,080. The cash provided in financing activities during the nine months ended September 30, 2019 was primarily from the acquisition of the Echo Transaction for $6,925,979, financing the payoff of accounts payable – trade, related party of $3,074,021 and a line of credit for short-term financing of $151,000, offset by the use of funds to pay down the note payable, related party, of $292,568. The use of cash in financing activities during the nine months ended September 30, 2018 was the result of paying off the capital lease obligations.

We expect our capital expenditures to total approximately $85,000 during the next twelve months. These expenditures will be largely driven by the purchase of additional components of our new point-of-sale system and miscellaneous equipment needed in the recycling of electronic waste. The new point-of-sale system was designed and built specifically for DGSE and rolled out April 1, 2018. As of September 30, 2019, there were no commitments outstanding, except for the POS system.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, conducted an evaluation, as of the end of the period covered by the Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2019, the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in that the reports that we file or submit under the Exchange Act and are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

DGSE COMPANIES, INC. (Registrant)

Date: November 13, 2019	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2019		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)

