Form 10-K
period 2019-12-31
Envela Corp
filed 2020-03-26
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 001-11048

ENVELA CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	88-0097334
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

13022 PRESTON ROAD, DALLAS, TEXAS 75240-5202

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(972) 587-4049

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

www.envela.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
COMMON STOCK, $0.01 par value per share	ELA	NYSE American

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10.341 million based on the closing sale price as reported on the NYSE American. As of December 31, 2019, there were 26,924,381 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

ENVELA CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2019

PART I

Item 1

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company”, “Envela” refer to the consolidated business operations of Envela Corporation, the parent, and all of its direct and indirect subsidiaries.

Note About Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (this “Form 10-K”), including but not limited to the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

OUR MISSION

Our mission is to empower both buyers and sellers to extend the useful life of goods through recommerce and offer true end-of-life recycling opportunities to consumers nationwide.

OVERVIEW

Envela is a holding company owning subsidiaries engaged in a number of diverse business activities. The most important of these are recommerce businesses conducted on both a retail basis and a wholesale basis, and a e-recycling business. Envela also owns and operates a number of other businesses and brands engaged in a variety of activities, as identified herein. Envela is domiciled in the state of Nevada, and its corporate headquarters are located in Dallas, Texas.

On May 20, 2019, the Company, through an asset purchase (the “Echo Transaction”), as initially reported on Form 8-K filed May 24, 2019, purchased the assets of Echo Environmental, LLC and ITAD USA, LLC. A subsequent 8-K/A filed August 5, 2019, announced the formation of two new companies, Echo Environmental Holdings, LLC (“Echo”) and ITAD USA Holdings, LLC (“ITAD” and together with Echo, the “Echo Entities”), to process, recycle and resell electronic waste.

PART I

Item 1

OPERATING SEGMENTS

Envela operates primarily via two business segments. Through DGSE, LLC, (“DGSE”) the Company operates its Dallas Gold and Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands primarily buying and selling jewelry, diamonds, fine watches, rare coins, precious metal bullion products and scrap gold and silver. Under ECHG, LLC, (“ECHG”) it operates Echo Environmental, ITAD USA and Teladvance primarily recycling electronic components and IT asset disposition.

The Company includes segment information, in the notes to the financial statements. The object of segment reporting is to provide a management approach that identifies different types of businesses within the Company and how we have organized the segments to make financial decisions. We consider the Company in the recommerce business and have organized two different segments within our business and presented the performance of each separately.

DGSE SEGMENT

DGSE operates five retail locations: 4 Dallas Gold and Silver Exchange stores throughout the Dallas/Fort Worth Metroplex and a Charleston Gold & Diamond Exchange in Charleston, SC. The Company’s Dallas flagship and its Charleston, S.C. location offer on-site jewelry-restoration service.

DGSE buys and sells jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States. The operations are organized around retail and wholesale customers. The flagship store also includes an on-site, state-of-the-art Swiss watch repair service with dedicated technicians who test and service fine mechanical timepieces to ensure they’re operating at optimum levels.

For over 40 years, DGSE has been a destination location for those seeking value and liquidity in buying, selling or trading jewelry, watches, diamonds or coins. DGSE’s in-house staff of experts, including horologists, gemologists and authenticators, inspect items for authenticity and value, and share their market knowledge with our customers.

ECHG SEGMENT

ECHG and its subsidiaries engage in full-service electronic recycling and IT-asset disposition. ECHG helps customers maintain absolute data integrity and exceed their compliance and revenue goals. Used electronics vary widely, from last year’s mobile telephone, tablet and wearable technology to server and networking systems and data-center components. Many of these products can be repaired and reused. The others are recycled for their scrap materials.

Approximately 15 pounds of used electronics are generated per capita worldwide, but it is estimated that less than 20% is recycled. The volume of used electronics is expected to increase over 33% by the end of the decade. Reuse is widely recognized as the most environmentally beneficial form of materials management. Repairing and reusing electronics extends their useful life and keeps them out of waste streams.

ECHG provides transportation, product tracking and comprehensive end-of-life recycling. Our goal is to extend the useful life of electronic devices through recommerce whenever possible. Reuse conserves energy and raw materials required to make new products and turns obsolete IT assets into revenue.

CUSTOMER TYPES

DGSE Retail Business

DGSE’s products and services are marketed through five retail locations in Texas and South Carolina. Our retail footprint has remained steady in recent years. The retail locations operate under several banners, including Dallas Gold & Silver Exchange and Charleston Gold & Diamond Exchange.

We have entered into a contract to purchase a retail stand-alone building in Lewisville, Texas, as a potential new retail location.

PART I

Item 1

DGSE Wholesale Business

DGSE transacts a significant amount of business with wholesalers in our industry. It occurs at industry-specific trade shows held periodically throughout the year, during in-person and telephonic sales calls, and on industry-trade websites.

ECHG Business

ECHG provides custom electronics solutions to meet the needs of diverse clients, including Fortune 500 companies, municipalities, school districts, individual consumers and other organizations. ECHG helps consumers realize maximum value for their used electronics and protects our environment through responsible recycling.

PRODUCTS AND SERVICES

DGSE Buy Sell Trade

DGSE provides a marketplace that delivers unparalleled value and liquidity for those seeking to buy, sell or trade jewelry, watches, diamonds or coins. DGSE buys and sells merchandise in every major jewelry and fine-watch category, including bridal jewelry, fashion jewelry, custom-made jewelry, diamonds and other gemstones, findings (jewelry components) and watches.

Much of our jewelry and fine-watch inventory is purchased directly from individual and wholesale customers at our retail locations. We process these purchased items at a central location where expert jewelers, gemologists, precious metal dealers and watchmakers sort them into three main resale categories: retail appropriate, wholesale appropriate and refiner appropriate. Jewelry and fine watches are cleaned, serviced and repaired by our experienced jewelers and watchmakers so they’re in like-new condition and suitable for resale. Most of these items are then individually tagged and sent to one of our retail locations for sale. Items not appropriate for our retail locations are grouped into wholesale lots and liquidated through either wholesale contacts, or via in-person or dealer-to-dealer sales. Items that are not appropriate for retail or wholesale are sold to a third-party refiner.

The higher-quality diamonds and gemstones that we purchase are independently assessed and certified by the Gemological Institute of America (“GIA”) and other third-party certifying authorities. This process helps us resell the stones individually or as components of our custom bridal and fashion jewelry. Mid-quality diamonds and gemstones are often utilized in custom fashion jewelry or packaged with lower-quality stones and sold to wholesalers across the country.

We maintain relationships with numerous commercial consignment vendors across the country who supply us with new and estate jewelry. This supplements our over-the-counter jewelry purchases and enhances our overall jewelry offering. Sales of this consignment jewelry are settled with our consignment vendors on a weekly or monthly basis.

DGSE Bullion

Our bullion-trading operation buys and sells all forms of gold, silver, platinum and palladium products, including United States and other government coins, private-mint medallions, art bars and trade unit bars. All of our store locations conduct retail bullion transactions. Wholesale bullion transactions are conducted through our main bullion-trading operation in Dallas, Texas, which maintains numerous vendor relationships with major industry wholesalers, mints and institutions.

We purchase bullion products from a variety of vendors and sell them based on current precious-metal market pricing. Bullion inventory is subject to market-value changes created by underlying commodity markets. While we believe that we effectively manage commodity risk associated with our bullion business, there are national and international factors beyond our control that may affect margins, customer demand and transactional volume. These factors include, but are not limited to, U.S. Federal Reserve policies, inflation rates, global economic uncertainty, and government and private-mint supply.

PART I

Item 1

DGSE Other Products & Services

We maintain a jewelry-repair center at our flagship location on Preston Road in Dallas, Texas. And we accept repair, polishing and service orders through all of our retail locations.

We also buy and sell most numismatic items, including rare coins, currency, medals, tokens and other collectibles. Most of our rare coins, currency and collectibles come from individual customers who sell them to us. We then resell them through our retail activities or wholesale contacts.

ECHG Electronic Recycling

ECHG, through its subsidiary Echo Environmental Holdings, offers comprehensive end-of-life electronics recycling. They work with customers to design a flexible, convenient, hassle-free program that accommodates specific customer needs. Comprehensive turnkey solutions include transportation, product tracking and end-of-life recycling.

ECHG IT Asset Disposition

ECHG, through its subsidiary ITAD USA Holdings, offers wide-ranging IT-asset disposition services for companies that want to replace and remarket their IT equipment. ITAD USA helps companies carefully navigate the maze of local compliance and regulations associated with technology disposition. From secure logistics and transportation to comprehensive reporting tools and data sanitization services, ITAD USA’s solutions cover all enterprise technology types.

Depending on assets’ condition, they can be refurbished and redeployed within costumers’ organizations, remarketed and sold, or donated to charity. When assets are being sold, and ITAD USA’s in-house, global-commodity experts help determine market value, and its remarketing network helps ensure clients get maximum value.

ECHG Hardware & Cloud Solutions

Through its Teladvance subsidiary, ECHG is a value-added reseller, providing services to companies upgrading their software, hardware or networking capabilities; or moving to cloud services. ECHG delivers a diverse portfolio of latest-technology products and services for clients’ specific business and technology needs.

Moreover, helping new cloud customers recover value from their existing datacenter components, ECHG offers true cradle-to-grave technology solutions.

Corporate Information

We incorporated in the State of Nevada on September 16, 1965, as Canyon State Mining Corporation of Nevada. During the ensuing 55 years, the Company transformed its business to meet its customers’ needs and changed its name to reflect those transformation, including to the following: Canyon State Corporation (October 13, 1981), The American Pacific Mint, Inc. (July 15, 1986), Dallas Gold & Silver Exchange, Inc. (June 22, 1992), and DGSE Companies Inc. (June 26, 2001).

By acquiring diversified business opportunities in the recommerce sector that have potential long-term rewards, we continued to evolve, and on December 12, 2019, changed our name to Envela Corporation to better reflect our current business operations and diversified recommerce portfolio. These include one of the nation’s premier authenticated recommerce retailers of luxury hard assets; end-of-life asset recycling; data destruction and IT-asset management; and providers of products, services and solutions to industrial and commercial companies.

Our principal address and telephone number are shown on the cover of this document. Our website address, envela.com, reflects corporate information and is intended primarily for investors. Each of our subsidiaries maintains its own website for commercial purposes, including primarily the following: DGSE.com, CGDEinc.com, echoenvironmental.com, ITADUSA.com and teladvance.com.

PART I

Item 1

Envela and its subsidiaries hold well-established trademarks and trade names, including the following:

DGSE; Dallas Gold & Silver Exchange; Charleston Gold & Diamond Exchange; Bullion Express

ECHG; ITAD USA, Echo Environmental; and Teladvance

Envela and other trade names, trademarks and service marks of the Company are the property of Envela. Solely for convenience, the trademarks, service marks, logos and trade names referred to in this document are without the “®” and “™” symbols, but such references are not intended to indicate that we waive or will not assert our rights in them.

RELATIONSHIPS

DGSE has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (“Related Party”). Under this policy, all Related Party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with DGSE’s best interests and the best interests of its stockholders. Among other factors, DGSE’s Board considers the size and duration of the transaction, the nature and interest of the Related Party in the transaction, whether the transaction may involve a conflict of interest and if the transaction is on terms that are at least as favorable to DGSE as would be available in a comparable transaction with an unaffiliated third party. DGSE’s Board reviews all Related Party transactions at least annually to determine if it is in DGSE’s best interests and the best interests of DGSE’s stockholders to continue, modify, or terminate any of the Related Party transactions. DGSE’s Related Person Transaction Policy is available for review in its entirety under the “Investors” menu of the Company’s corporate relations website at www.envela.com.

Through a series of transactions beginning in 2010, Elemetal, NTR and Truscott (“Related Entities”) became the largest shareholders of our Common Stock. NTR transferred all of its Common Stock to Eduro Holdings, LLC (“Eduro”) on August 29, 2018. A certain Related Entity has been DGSE’s primary refiner and bullion trading partner. From January 1, 2019 through May 20, 2019 a certain Related Entity accounted for 4% of sales and 6% of purchases. Fiscal 2018, these transactions represented 11% of DGSE’s sales and 2% of DGSE’s purchases. On May 20, 2019, through a series of transactions, the Related Entity sold their shares of the Company to John R. Loftus, The Company’s CEO, President and Chairman of the Board. As of May 20, 2019, they were no longer a Related Entity. On December 9, 2016, DGSE and a certain Related Entity closed the transactions contemplated by the Debt Exchange Agreement whereby DGSE issued a certain Related Entity 8,536,585 shares of its common stock and a warrant to purchase an additional 1,000,000 shares to be exercised within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to a certain Related Entity as a result of bullion-related transactions. The warrant to purchase an additional 1,000,000 shares expired in December 2018 and was not exercised. As of December 31, 2019, the Company had no trade payable to or trade receivable from the certain Related Entity. As of December 31, 2018, the Company was obligated to pay $3,088,973 to the certain Related Entity as a trade payable and had a $0 receivable from the certain Related Entity. For the year ended December 31, 2019 and 2018, the Company paid the Related Entities $61,869 and $149,540, respectively, in interest on the Company’s outstanding payable.

Through a series of transactions reported on Schedule 13D on May 24, 2019, Truscott sold their 12,814,727 shares, 47.7% of DGSE Companies Common Stock to John R. Loftus. Mr. Loftus assumed all rights under the existing registration rights agreements. On the same day, Mr. Loftus contributed his 12,814,727 Common Stock shares to N10TR, LLC (“N10TR”) which is wholly owned by Mr. Loftus. Mr. Loftus, by virtue of his relationship with Eduro and N10TR may be deemed to indirectly beneficially own the Common Shares that Eduro and N10TR directly beneficially own. On the same day the Company entered into two (2) loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. The first note of $6,925,979, pursuant to the Echo Entities purchase agreement, is a 5-year promissory note amortized over 20 years at 6% annual interest rate. The second note of $3,074,021 paid off the accounts payable – related party balance to Elemetal as of May 20, 2019. The promissory note is a 5-year note amortized over 20 years at 6% annual interest rate. Both notes are being serviced by operational cash flow. For the year ended December 31, 2019 and 2018, the Company paid the Mr. Loftus $325,749 and $0, respectively, in interest on the Company’s outstanding note payables, related party.

PART I

Item 1

SALES AND MARKETING

In Fiscal 2019, DGSE’s advertising activities continued to rely on radio, print and digital media. Marketing activities centered on each of the major business categories, emphasizing our broad array of products, expertise, and price advantages compared to our local and regional competition. In Fiscal 2019, we spent approximately $393,000 on advertising and marketing in our operations, a 6% year-over-year decrease. Our advertising and marketing spending represent costs for traditional and digital media, in-store displays, brochures and informational pamphlets, production fees, and other related items.

In 2020, DGSE anticipates our radio, digital and social media presence to remain an integral part of our marketing strategy. Our website has been redesigned to be viewed on a variety of platforms across a multitude of digital devices. We believe our enhanced web platform also facilitates a personalized shopping experience, including recommending inventory, and delivers a seamless digital experience for product research and social sharing. Additionally, we anticipate that social-media will play an increasingly larger role in our overall advertising mix. We anticipate that digital advertising will allow us to target specific customer groups on a wider scale.

The Echo Entities’ advertising activities focus primarily on regional and national trade shows. For the period of May 20, 2019 to December 31, 2019, we spent approximately $20,000 on advertising and marketing.

In 2020, the Echo Entities expect trade shows to be the largest portion of their advertising budget since downstream recyclers frequent such trade shows to evaluate who can meet their needs or service their projects. Also, at trade shows, ITAD makes many contacts with decision makers seeking either to purchase refurbished electronics for their employees or to sell their older electronic devises for recycling and reuse.

SEASONALITY

DGSE’s retail and wholesale jewelry business is generally seasonal. Christmas, Valentine’s Day and Mother’s Day are the main seasons for jewelry sales.

While our bullion, scrap and rare-coin businesses are less seasonal, we believe they are directly impacted by several factors outside of our control, including U.S. Federal Reserve policies, inflation rates, global economic uncertainty, governmental and private-mint supply. These factors may affect margins, customer demand and transactional volume.

Seasonal swings are rarely sustained or noticed in the Echo Entities’ business of recycling end-of-life assets and refurbishing value-sustaining electronic components.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our Executive Officers as of March 23, 2020 were as follows:

Name	Age	Position with the Company

John R. Loftus	50	Chief Executive Officer, President and Chairman of the Board

Bret A. Pedersen	58	Chief Financial Officer

John R. Loftus has served as Chief Executive Officer, President and Chairman of the Board since December 12, 2016. Prior to joining DGSE, Loftus was the CEO of a precious metals company until the end of 2014. In 2015 and 2016 he acted primarily as an efficiency consultant focusing on optimizing existing operations and cutting waste for the purpose of increasing value. He also managed his personal real estate holdings during this time. Mr. Loftus holds an M.B.A. from the SMU Cox School of Business. The board concluded that Mr. Loftus should serve as a director based on his previous leadership of the Company and industry knowledge.

Bret A. Pedersen was elected as Chief Financial Officer on January 17, 2017. Mr. Pedersen has a bachelor’s degree in Accounting from Southwest Texas State University. Having been a CPA for over twenty years, he has extensive experience in reporting, analyzing, and financially controlling companies. He has been serving in the capacity as a financial controller for various companies during the past twenty years. Two years prior to being elected as Chief Financial Officer for DGSE, Mr. Pedersen was the financial controller, from 2014 to 2016, for Payson Petroleum, Inc., which is the parent company of Payson Operating, LLC. Prior to Payson Petroleum, Mr. Pedersen was the financial controller, from 2009 to 2014, for Iron Creek Ventures, Inc.

PART I

Item 1A

EMPLOYEES

As of December 31, 2019, we employed 135 people, all full-time employees. None of our employees are represented by a labor union. We believe that our current employee relations are good. Our management policy is to keep employees informed of material decisions that affect them, encourage employee suggestions, and implement them whenever practicable.

IMPACT OF CLIMATE CHANGE

Envela recognizes that climate change is a major risk to society and therefore continues to take steps to reduce its climatic impact. Nevertheless, management believes that climate change has only a limited influence on Envela’s performance and is of limited significance to the business.

AVAILABLE INFORMATION

Envela files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the US Securities and Exchange Commission (“SEC”). Such information, and amendments to reports previously filed or furnished, is available free of charge from our corporate website, www.envela.com, as soon as reasonably practicable after such materials are filed with or furnished to the SEC. The SEC also maintains an internet site at www.sec.gov that contains the Company’s filings.

Additionally, there are complete copies of our policies (Business Conduct and Ethic; Related Person Transactions; and Whistleblower), committee charters (Audit; Compliance, Governance and Nominating; and Compensation), and information about how to communicate with our Board of Directors (our “Board”).

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

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

N10TR, LLC (“N10TR”) purchased all of the outstanding shares owned by Truscott Capital on May 20, 2019 and is now our largest shareholder, owning 12,814,727 shares of our Common Stock, representing 47.7% of our total outstanding shares of Common Stock. Eduro Holdings, LLC (“Eduro”) owns 6,365,460 shares of our Common Stock, representing 23.7% of our total outstanding shares of Common Stock. Consequently, N10TR and Eduro are in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of our Board and any action requiring the approval of shareholders, including any amendments to our governing documents, mergers or sales of all or substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and make some transactions more difficult or impossible without the support of N10TR and Eduro. These transactions might include proxy contests, tender offers, mergers or other purchases of Common Stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our Common Stock.

PART I

Item 1A

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

PART I

Item 1A

The market for precious metals is inherently unpredictable.

Bullion and scrap products are purchased and sold based on current market pricing for precious metals. Bullion and scrap inventories are subject to market-value changes created by their underlying commodity markets. We periodically enter into futures contracts to hedge our exposure against market-price changes. There are several national and international factors which are beyond our control, but which may affect margins, customer demand and transactional volume in our bullion business. These factors include, but are not limited to, the policies of the U.S. Federal Reserve, inflation rates, global economic uncertainty, and governmental and private mint supply. If we misjudge the commodity markets underlying the bullion inventory, our bullion business could suffer adverse consequences. Substantially lower precious-metal prices could negatively affect our ability to continue purchasing significant volumes of precious-metal scrap products, which could negatively affect our profitability.

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

Adverse economic conditions, including declines in employment levels, disposable income, consumer confidence and economic growth, could result in decreased consumer spending that would adversely affect sales of consumer goods, particularly those viewed as discretionary items like many of our products. Adverse economic conditions may arise from general economic factors as well as events such as war, terrorism, natural disasters or outbreaks of disease, as in the case of the coronavirus pandemic which has already adversely affected global economic business conditions. In addition, if any of these events should occur, future sales on products like ours could decline due to increased commodities prices, particularly gold.

The coronavirus pandemic is an emerging serious threat to health and economic wellbeing affecting our business, customers and supply chain.

On March 11, 2020, the World Health Organization announced that infections of the coronavirus COVID-19 had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of widespread infection in the United States and abroad. National, state and local authorities have recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States will soon enter a recession.

The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how our business and operations will be affected in the long term, though the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. While it remains a developing situation, any continuing quarantines, interruptions in travel and business disruptions with respect to us, our customers or our supply chain could adversely affect our sales, costs and liquidity position, possibly to a significant degree. We may also become subject to store closures. Although we are continuing to monitor and assess the effects of the coronavirus pandemic on our business, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted.

PART I

Item 1A

We face intense competition across all markets for our products and services, which may lead to lower revenue or operating margins.

The industries in which we operate are highly competitive, and we compete with numerous other companies, many of which are larger and have significantly greater financial, distribution, advertising and marketing resources. Our products compete on a number of bases, including attractive brand and category assortments, as well as competitive pricing. Significant increases in these competitive influences could adversely affect our operations through a decrease in the number and dollar volume of sales.

For all of our products and services, we compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Many of our competitors can attract customers with their reputation and through their industry connections. Additionally, other reputable companies may decide to enter our markets to compete with us. These companies may have greater name recognition and have greater financial and marketing resources than we do. If these companies are successful in entering the markets in which we participate, or if customers choose to go to our competition, we may attract fewer buyers and our revenue could decrease.

Jewelry and watch retailing is highly fragmented and competitive. We compete for jewelry sales primarily against specialty jewelers such as Zales, Jared, and Kay’s, and other retailers that sell jewelry and watches including department stores, discount stores, apparel outlets, and internet retailers. The jewelry and watch category competes for a share of our customers’ disposable income with other consumer sectors such as electronics, clothing and furniture, and travel and restaurants. This competition for consumers’ discretionary spending is particularly relevant to gift giving, and somewhat to bridal jewelry (e.g. engagement, wedding, and anniversary). Bullion

Consumers are increasingly shopping or starting their jewelry-buying experience online, which makes it easier for them to compare prices with other jewelry retailers. If DGSE’s brands do not offer the same or similar items at the lowest prices, consumers may purchase their jewelry from competitors, which would adversely impact the Company’s sales and results of operations.

Our DGSE wholesale and jewelry business is seasonal, with sales traditionally greater during certain holiday seasons, so events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on our operational results.

Our DGSE wholesale and jewelry sales are seasonal by nature. Our sales are traditionally greater during significant holidays that occur in late fall, winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond our control. Given the timing of our annual seasonality, inclement weather can at times pose a substantial barrier to consumer retail activity and have a material negative impact on our store traffic. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on our sales, profitability and operating results.

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

We require continued access to capital, and a significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. Similarly, if actual costs to build new stores significantly exceed planned costs, our ability to build new stores or to operate new stores profitably could be materially restricted. Credit and equity markets remain sensitive to world events and macro-economic developments. Therefore, our cost of borrowing may increase, and it may be more difficult to obtain financing for our operations or to refinance long-term obligations as they become payable. Additionally, our borrowing costs can be affected by independent rating agencies’ short- and long-term debt ratings which are based largely on our performance as measured by credit metrics including interest coverage and leverage ratios. A decrease in these ratings would likely increase our borrowing cost and make it more difficult for us to obtain financing. A significant increase in our costs to finance operations may have a material adverse impact on our business results and financial condition.

PART I

Item 1A

Interest-rate fluctuations could increase our interest expense.

Interest rates could rise, which would increase our borrowing cost, or could make it difficult or impossible to secure financing.

A failure in our information systems could prevent us from effectively managing and controlling our business or serving our customers.

We rely on our information systems to manage and operate our stores and business. These include our telephone phone system, website, point-of-sale application, accounting package and other systems. Each store is part of an information network that permits us to maintain adequate cash inventory, daily reconcile cash balances, and timely report revenues and expenses. Any disruption in the availability of our information systems could adversely affect our operation, the ability to serve our customers and our results of operations.

Our success depends on our ability to attract, retain and motivate qualified directors, management and other skilled employees.

Our future success and growth depend on the continued services of our directors, key management and employees. Losing services of any of these individuals or any other key employee or contractor could materially affect our business. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industries is intense, and we may not be successful in attracting or retaining them. There are a limited number of people with knowledge of, and experience in, our industries. We do not have employment agreements with many of our key employees. We do not maintain life insurance policies on any of our employees. The loss of key personnel, especially without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on sales and operations. We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

We have not paid dividends on our Common Stock in the past and do not anticipate paying dividends on our Common Stock in the foreseeable future.

We have not paid Common Stock dividends since our inception and do not anticipate paying dividends in the foreseeable future. Our current business plan provides for reinvesting earnings in an effort to complete development of our technologies, inventories and expansion, with the goal of increasing sales and long-term profitability and value.

We are subject to new and existing corporate-governance and internal-control reporting requirements, and our costs related to compliance with, or our failure to comply with, existing and future requirements could adversely affect our business.

In addition to the Corporate Governance Reforms, we face corporate-governance requirements under the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the”Dodd-Frank Act”), as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the Exchange. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. We cannot ensure that we will be able to comply fully with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could subject us to investigation and enforcement actions, and could materially adversely affect our reputation, financial condition and the value and liquidity of our securities.

PART I

Item 1A

Our websites may be vulnerable to security breaches and similar threats, which could result in our liability for damages and harm to our reputation.

Despite the implementation of network security measures, our websites are vulnerable to computer viruses, break-ins and similar disruptive problems caused by internet users. These occurrences could result in our liability for damages, and our reputation could suffer. Circumvention of our security measures may result in the misappropriation of customer or other confidential information. Any such security breach could lead to interruptions, delays and cessation of service to our customers and could result in a decline in revenue and income.

Fluctuations in the availability and pricing of commodities, particularly gold, which accounts for the majority of our merchandise costs, could adversely impact our earnings and cash availability.

While jewelry manufacturing is a major driver of demand for gold, management believes that the cost of gold is predominantly driven by investment transactions which have resulted in significant changes in its cost over the past decade. Our cost of merchandise and potentially our earnings may be adversely impacted by investment-market considerations that cause the price of gold to significantly increase or decrease.

An inability to increase retail prices to reflect higher commodity costs would result in lower profitability. Historically, jewelry retailers have been able, over time, to increase prices to reflect changes in commodity costs. However, in general, particularly sharp increases in commodity costs may result in a time lag before increased commodity costs are fully reflected in retail prices. There is no certainty that such price increases will be sustainable, so downward pressure on gross margins and earnings may occur. Moreover, any sustained increases in the cost of commodities could result in the need to fund a higher level of inventory, or changes in the merchandise available to customers.

A significant portion of our profit is generated from buying and selling pre-owned jewelry or other precious-metal-based products. Significant price fluctuations in precious metals, especially downward, can have a severe impact on this part of our business, as people are less likely to sell these products to us if they believe their merchandise is being undervalued, or if they believe the value is uncertain.

The conflict-mineral diligence process, the results from that process and the related reporting obligations could increase costs, adversely affect our reputation and adversely affect our ability to obtain merchandise.

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold-supply chain is complex, and while our management believes that the rules only cover less than 1% of annual worldwide gold production (based upon current estimates), the final rules require certain jewelry retailers and manufacturers that file with the SEC to exercise reasonable due diligence in determining the country of origin of the statutorily designated minerals that are used in products we sell. Jewelry retailers or manufacturers who meet certain criteria were required to file certain reports with the SEC beginning in May 2014, disclosing their due-diligence measures related to country of origin, the results of those activities, and related determinations. In conjunction with legal counsel, we have determined that we do not have sufficient control over manufacturing of any of our products to be included in the group of companies required to provide conflict-minerals disclosure and reporting.

If our sourcing processes should change, or if there is a determination that our current practices should be covered by the conflict-minerals reporting and disclosure guidelines, we would need to implement significant additional measures to comply with these rules. We cannot be certain of the costs that might be associated with such regulatory compliance. The final rules also cover tungsten, which is contained in a small portion of items that we sell. Other minerals, such as diamonds, could be added to those currently covered by these rules. We may incur reputational risks with customers and other stakeholders if, due to the complexity of the global supply chain, we are unable to sufficiently verify the origin of the relevant metals. Also, if the responses of parts of our supply chain to verification requests were adverse, it could harm our ability to obtain merchandise and add to compliance costs

PART I

Item 1A

Our customer concentration in one significant customer and vendor could have an adverse impact on our business.

A significant amount of DGSE’s revenue is sourced from sales to and purchases from one customer, which was a related party through May 20, 2019. This related party accounted for 4% of our sales and 6% of our purchases in Fiscal 2019 prior to May 20, 2019, and for 11% of our sales and 2% of our purchases in Fiscal 2018. No other retail or wholesale customers accounted for more than 10% of our revenues as of December 31, 2019 and 2018, respectively. During Fiscal 2017, we decided start doing business with two separate parties who buy and sell our excess bullion. This reduced our dependency on the related party and lowered our transactional risk. On May 20, 2019, the related party became a regular customer and vendor due to the series of transactions described in Relationships paragraph on page 4.

A significant amount of the Echo Entities’ refining revenue comes from one customer, Hanwa. Hanwa’s refining facility is based in Japan and any adverse break in the relationship could reduce the flow of refining materials and revenue. While it remains a developing situation, the coronavirus pandemic and any continuing quarantines, interruptions in travel and business disruptions with respect to us or Hanwa could cause such an adverse break in the relationship and reduce refining revenue to us, possibly to a significant degree. Although we are continuing to monitor and assess the effects of the coronavirus pandemic, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted.

PART I

Item 1B, 2, 3, 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease various properties across two markets in which DGSE and the Echo Entities currently operate. These leases have a wide variety of terms, rents and expiration dates. We are constantly evaluating each of our locations in terms of profitability, effectiveness and fit with long-term strategy. With the Echo Transaction came two assigned leases in Carrollton, Texas. Both are warehouse leases with the lease for Echo having a portion of the warehouse being sublet to another lessee.

Our principal corporate offices are located in the DGSE flagship store located at 13022 Preston Road, Dallas, TX 75240. This location is large enough to facilitate our large retail showroom and house our corporate offices.

The following table provides a summary of all materially significant locations out of which we and our subsidiaries operate as of December 31, 2019:

Location	State	Use	Rent/Own	Square Footage	Comments

Grand Prairie	TX	Dallas Gold & Silver	Rent	2,000

Euless	TX	Dallas Gold & Silver	Rent	4,400

Southlake	TX	Dallas Gold & Silver	Rent	1,400

Dallas	TX	Dallas Gold & Silver	Rent	15,120

Mount Pleasant	SC	Charleston Gold & Diamond	Rent	4,782

Carrollton	TX	Echo Environmental Holdings, LLC	Rent	166,000	Assignment of lease from the Echo Transaction

Carrollton	TX	ITAD USA Holdings, LLC	Rent	38,338	Assignment of lease from the Echo Transaction

In our opinion, these properties have been well maintained, are in good operating condition and contain all necessary equipment and facilities for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company’s business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our Common Stock is traded on the NYSE American (the “Exchange”), under the symbol “ELA”. As of February 28, 2020, we had 412 record holders of our Common Stock.

The following table sets forth for the periods indicated, the per share high and low sales prices for our Common Stock as reported on the Exchange.

	2019		2018
	High	Low	High	Low

First	$0.61	$0.37	$1.27	$0.81
Second	$1.43	$0.41	$0.95	$0.70
Third	$1.43	$0.71	$0.78	$0.57
Fourth	$1.67	$1.12	$0.84	$0.37

SHARE REPURCHASES AND DIVIDENDS

We have not declared any dividends with respect to our Common Stock. We intend to retain all earnings to finance future growth; accordingly, it is not anticipated that cash dividends will be paid to holders of Common Stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

On June 21, 2004, our shareholders approved the adoption of the 2004 Stock Option Plan (the “2004 Plan”) which reserved 1,700,000 shares of our Common Stock for issuance upon exercise of options to purchase our Common Stock. We granted options to purchase an aggregate of 1,459,634 shares of our Common Stock under the 2004 Plan to certain of our officers, directors, key employees and certain other individuals who provided us with goods and services. Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our Common Stock on the date of grant, as determined by the closing bid price for our Common Stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Plan, as of December 31, 2019, 845,634 have been exercised, 599,000 have expired, and 15,000 remain outstanding. No further issuances can be made pursuant to the 2004 Plan.

On June 27, 2006, our shareholders approved the adoption of the 2006 Equity Incentive Plan (the “2006 Plan”), which reserved 750,000 shares for issuance upon exercise of options to purchase our Common Stock or other stock awards. We subsequently granted options to purchase 150,000 shares of our Common Stock pursuant to the 2006 Plan, of which 100,000 have been exercised, 50,000 have expired, and none remain outstanding as of December 31, 2019.

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

PART II

Item 5

On March 24, 2016, the Board awarded the three independent directors on the Board at that time a total of 122,040 RSUs as compensation for their Board service. One-fourth (or 30,510) of the RSUs vested and were issued on March 31, 2016. The remaining RSUs vested ratably and were exercisable at the end of every quarter (June 30, September 30, and December 31, 2016). Each vested RSU converted into one share of our Common Stock, par value $0.01, without additional consideration, on the applicable vesting date. On April 27, 2016, the Board awarded Matthew Peakes, the Company’s former Chief Executive Officer and Nabil J. Lopez, the Company’s former Chief Financial Officer a total of 75,000 and 50,000 RSUs, respectively, as compensation for their service as executives of the Company. For Mr. Peakes, one-fourth (or 18,750), and for Mr. Lopez, one-fourth (or 12,500) of the RSUs were to vest ratably in equal annual installments over a four year period beginning on April 27, 2017, subject to a continued status as an employee on each such date and other terms and conditions set forth in the RSU Award Agreement, dated April 27, 2016. Each vested RSU is convertible into one share of our Common Stock, par value $0.01, without additional consideration. Upon termination of service of the employee, other than by death or disability, any RSUs that have not vested will be forfeited and the award of such units shall terminate. As a result of his resignation effective August 15, 2016, 50,000 RSUs awarded to Mr. Lopez were forfeited. In addition to the RSU grant above for Matthew Peakes and Nabil Lopez, the compensation committee granted an additional 75,000 and 50,000, respectively, performance based RSUs to the executives that were to vest ratably over a four-year period beginning April 27, 2017 if certain financial performance criteria were achieved. As a result of his resignation effective August 15, 2016, 50,000 RSUs awarded to Mr. Lopez were forfeited.

On April 27, 2017, 18,750 RSUs, one-fourth of the original 75,000 RSU grant for service, were vested and exercised by Matthew Peakes due to his continued employment on April 27, 2017, as dictated by the terms and conditions set forth in the RSU Agreement dated April 27, 2016. However, 18,750 RSUs, one-fourth of the original 75,000 RSU performance grant dated April 27, 2016, was forfeited by Matthew Peakes for not reaching certain financial performance criteria. As a result of his resignation effective June 30, 2017, 112,500 RSUs awarded to Matthew Peakes, 56,250 for his continued employment and 56,250 for performance grant were forfeited.

Subsequent to such grants, the 2006 Plan expired, as a result, no further issuances can be made pursuant to the 2006 Plan. As of December 31, 2019, there are 250 RSUs unexercised.

On December 7, 2016, our shareholders approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares for issuance pursuant to awards issued thereunder. As of December 31, 2019, no awards had been made under the 2016 Plan.

The following table summarizes options to purchase shares of Common Stock, Restricted Stock Units (“RSUs”), and Warrants outstanding as of December 31, 2019:

Column (c ):
Number of securities remaining
	Column (a):		Column (b):		available for future issuance
	Number of securities to be		Weighted average		under equity compensation
	issued upon exercise of		exercise price of		plans excluding securities
Plan Category	options		outstanding options		reflected in column (a)
Equity compensation plans approved by security holders	15,250	(1)	2.17	(2)	-

Equity compensation plans not approved by security holders	None		-		None
	15,250		2.17		-

(1)	Includes 250 RSUs that were not vested as of December 31, 2019.

(2)	Weighted average exercise price does not include 250 RSUs issued to employees, management and directors of Envela as incentive compensation for their continued services. Pursuant to the terms of individual Restricted Stock Unit Award Agreements, such RSUs will vest over time, or performance contingent upon the continued service to Envela by the recipient. Each vested RSU may be converted into one share of Common Stock without additional consideration (other than such conversion and reduction in the number of RSUs held)

PART II

Items 6,7

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Not required because we are a “Smaller Reporting Company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “Envela” refer to the consolidated business operations of Envela Corporation (the parent) and all of its direct and indirect subsidiaries.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking StatementsThis Form 10-K, including but not limited to this Item 7, information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-K entitled “Risk Factors” and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Overview of Fiscal 2019

On May 20, 2019, Envela, through an asset purchase, accounted for as a business combination (the “Echo Transaction”), as initially reported on Form 8-K filed May 24, 2019, purchased the assets of Echo Environmental, LLC and ITAD USA, LLC. A subsequent 8-K/A filed August 5, 2019, announced the formation of two new companies, Echo Environmental Holdings, LLC (“Echo”) and ITAD USA, LLC (“ITAD” and together with Echo, the “Echo Entities”), to process, recycle and resell electronic components from the assets purchased from the Echo Transaction.

The Company now includes segment information, dividing DGSE and the Echo Entities, in the notes to the financial statements. The object of segment reporting is to provide a management approach that identifies different types of businesses within the Company and how we have organized the segments to make financial decisions. We consider the Company in the recommerce business and have organized two different segments within our business and presented the performance of each separately.

PART II

Item 7

DGSE buys and sells jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. Our customers include individual consumers, dealers and institutions throughout the United States.

DGSE is impacted by changes in precious metals pricing which rises and falls based upon global supply and demand dynamics, with the greatest impact relating to gold. Gold prices showed volatility during Fiscal 2018. The price per ounce started the year at $1,303 an ounce but dipped down to $1,177 an ounce on August 17, 2018 to rebound slightly, closing at $1,238 an ounce on December 31, 2018, as measured by London PM Fix. The overall gold price trending down in Fiscal 2018 produced a net loss of 5% from December 31, 2017 to December 31, 2018. Gold became more stable during Fiscal 2019, steadily rising throughout the year ending at $1,523 per ounce on December 31, 2019. An increase of 19% during Fiscal 2019.

The gold scrap market, according to the World Gold Council (“WGC”), was a roller-coaster ride during Fiscal 2018. The WGC noted that gold demand improved greatly during 2019 due to uncertainty in the global financial markets and rising geopolitical unrest. Investor demand should continue to support the higher prices through 2020, according to the WGC. With the price of gold stabilizing over $1,500 an ounce, the buying and selling of pre-owned or “scrap” gold has picked up significantly and we are confident that the future looks bright for our purchasing model at DGSE.

The impact of the precious metals market on DGSE mirrors much of what the WGC reports on a macroeconomic level during prior years, DGSE scrap purchases fell in Fiscal 2018. During Fiscal 2019 our scrap purchases increased 45% over that of Fiscal 2018. While the precious metals industry has improved, our focus will be to continue in growing our jewelry, diamond, fine watch and scrap business, which we believe will continue to grow and be profit engine in the future.

Three years ago, we went back to our roots: buying and selling jewelry and timepieces at exceptional prices. Scrap buying is a major source of how we market ourselves. The focus of our marketing and merchandising efforts starting in Fiscal 2017 was growing our jewelry, diamond and watch businesses, and we had not seen the results that were anticipated. At the beginning of Fiscal 2017, we began our marketing campaign to retell our story. We continue to believe that the most successful locations will be those that can sustain our full retail “exchange” model: engaging in both buying and selling of precious metals and related merchandise, while maintaining a robust and diverse inventory across all jewelry categories and providing critical services such as watch and jewelry repair. The locations that have historically been primarily scrap buying centers are once again flourishing with the increased price of gold. In recent years, DGSE has had many smaller locations spread across the Dallas-Ft Worth area in order to provide multiple scrap collection sites. We are now focusing on developing larger, full-service stores, with broad inventory offerings across all categories, while also providing value-added services that help drive retail traffic. We will continue to focus on evolving our business across all of our markets, in an effort to drive efficiency across our geographical footprint and maximize profitability.

As stated earlier in the first paragraph in the overview, the Echo Transaction allows us to play a larger role in environmental sustainability. It is our mission to solve problems for our clients and leave the planet a better place than we found it. The world is quickly shifting its priorities to better manage our global resources and it is our drive to work with our customers to design a flexible, convenient, hassle-free program that accommodates their specific needs. We provide transportation, product tracking and comprehensive end-of-life recycling for their individual commodity components. Recycling electronics is good for business and good for the planet. Of the top twenty-five recycling countries in the world, the U.S. is twenty-fifth, according to a 2017 report developed by the environmental consultancy Eunomia.

Echo Environmental buys all forms electronic components from businesses and other organizations such as school districts for end-of-life processing. The components are sorted, stripped of precious metals, and processed further for our customers downstream. We sell to downstream recycling companies who further process our material for insertion back into our world as recycled products or material used in roads or other building projects.

PART II

Item 7

ITAD USA provides secure collection, transportation, refurbishment, repair and data destruction for companies seeking to replace and remarket their IT equipment. Electronic devices with remaining value are scrubbed of data that remain on the devise then refurbished and sold thereby extending the remaining life and value. Our customers include domestic- and international-based companies and organizations.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Note 1 of our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Inventories: DGSE inventory is valued at the lower of cost or net realizable value. We acquire a majority of our inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and collectibles. We acquire these items based on our own internal estimate of the fair market value of the items at the time of purchase. We consider factors such as the current spot market price of precious metals and current market demand for the items being purchased. We supplement these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on our balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance. The majority of our inventory has some component of its value that is based on the spot market price of precious metals. Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of our inventory and could positively or negatively impact our profitability. We monitor these fluctuations to evaluate any necessary impairment to inventory.

The Echo inventory principally includes processed and unprocessed electronic scrap materials. The value of the material is derived from recycling the precious and other scrap metals included in the scrap. The processed and unprocessed materials are carried at the lower of the average cost of the material during the month of purchase or NRV. The in-transit material is carried at lower of cost or market using the retail method. Under the retail method the valuation of the inventory at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of the inventory.

Impairment of Long-Lived and Amortized Intangible Assets: We perform impairment evaluations of our long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on our evaluations, no impairment was required as of December 31, 2019 or 2018.

Revenue Recognition: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgements and assets recognized from cost incurred to obtain or fulfill a contract.

ASC 606 provides guidance to identify performance obligations for revenue-generating transactions. The initial step is to identify the contract with a customer created with the sales invoice or repair ticket. Secondly, to identify the performance obligations in the contract as we promise to deliver the purchased item or promised repairs in return for payment or future payment as a receivable. The third step is determining the transaction price of the contract obligation as in the full ticket price, negotiated price or a repair price. The next step is to allocate the transaction price to the performance obligations as we designate a separate price for each item. The final step in the guidance of ASC 606 is to recognize revenue as each performance obligation is satisfied.

PART II

Item 7

Our over-the-counter sales with the retail public and wholesale dealers are recognized when the merchandise is delivered, and payment has been made either by immediate payment or through a receivable obligation at one of our retail locations. We also recognize revenue upon the shipment of goods when retail and wholesale customers have fulfilled their obligation to pay, or promise to pay, through e-commerce or phone sales. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. Our scrap is sold to a local refiner Elemetal, who was a related party until May 20, 2019. Since Elemetal is located in the Dallas/Ft Worth area we deliver the scrap to the refiner. The metal is assayed, price is determined from the assay and payment is made usually in a day or two. Revenue is recognized from the sale once payment is received.

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

The Company offers the option of third-party financing for customers wishing to borrow money for the purchase. The customer applies on-line with the financing company and upon going through the credit check will be approved or denied. If accepted, the customer is allowed to purchase according to the limits set by the financing company. Once the customer does purchase merchandise, based on their financing agreement, we record and recognize the sale at that point, based on the promise to pay by the finance company up to the customer’s approved limit.

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2019 and Fiscal 2018 sales, which is based on our review of historical returns experience and reduces our reported revenues and cost of sales accordingly. As of December 31, 2019, and 2018, our allowance for returns remained the same at approximately $28,000 for both years.

The Echo Entities have several revenue streams and recognize revenue according to ASC 606 at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to the customer. The revenue streams are as follows.

Outright sales are recorded when product is shipped. Once the price is established and the terms are agreed to and the product is shipped, the revenue is recognized. The Echo Entities have fulfilled their performance obligation with an agreed upon transaction price, payment terms and shipping the product.

PART II

Item 7

Echo recognizes refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring the control of the promised goods that are identified in the customer contract. Ninety percent (90%) of our refining revenue is generated from one refining customer, Hanwa American Corp., that has a refining facility in Japan. Hanwa pays us sixty percent (60%) of an Invoice within five working days upon the receipt of the Ocean Bill of Lading issued by the Ocean Carrier. Our initial Invoice is recognized in full when our performance obligation is satisfied, as stated in the first sentence. Under the guidance of ASC 606, an estimate of the variable consideration that we expect to be entitled is included in the transaction price stated at the current precious metal spot price and weight of the precious metal. An adjustment to revenue is made in the period once the underlying weight and any precious metal spot price movement is resolved, which is usually around six (6) weeks once our performance obligation is met. Any adjustment from the resolution of the underlying uncertainty is netted with the remaining forty percent (40%) due from the original contract.

Hard drive sales by the Echo Entities are limited to customers who are required to prepay shipments. Once the commodity price is established and agreed upon by both parties, customers send payment in advance. The Company releases the shipment on the same day when payment receipt is confirmed, and revenue is recognized on day of shipment. If payment is received on the last day of the month and shipment goes out the following day the payment received is deferred revenue and recognized the following month when the shipment is made.

The Echo Entities also provide recycling services according to a Scope of Work and services are recognized when promised services are rendered. We have recycling services conducted at the Echo facility and another type of service is conducted at the client’s facility. The Scope of Work will determine the charges and whether it is completed on campus or off campus. Payment terms are also dictated in the Scope of Work.

Accounts Receivable: We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging. The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. DGSE had no allowance for doubtful accounts balance for the years ending December 31, 2019 and December 31, 2018. The Echo Entities also had no allowance for doubtful accounts balance at December 31, 2019.

Income Taxes: Income taxes are accounted for under the asset and liability method prescribed by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during Fiscal 2019 and Fiscal 2018, respectively.

PART II

Item 7

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues: DGSE’s Revenue from continuing operations increased by $13,463,811 or 24.9% in Fiscal 2019, to $67,520,154 compared to $54,056,343 in the prior year. Jewelry sales decreased 4.3% compared to Fiscal 2018. Bullion/Rare Coin sales increased approximately 36.5% compared to Fiscal 2018. Scrap sales increased 44.6% compared to Fiscal 2018. Other sales, which includes jewelry and watch repair increased 72.7%. The increase in revenue from Fiscal 2018 to Fiscal 2019 is primarily due to the increase and stabilization of gold prices increasing 19% in value during Fiscal 2019 compared to a decrease of 5% during Fiscal 2018.

Revenue related to the Echo Entities for the period beginning May 20, 2019 through December 31, 2019 was $14,504,343. Recycled material sales of $4,441,347 accounted for 31% of the total. Reuse sales of $4,280,934 accounted for 29% of the total. Refining revenue of $3,417,872 accounted for 24% of the total and Services of $2,364,190 accounted for the remaining 16%.

Gross Margin: Gross margin, related to DGSE, decreased in Fiscal 2019 by $761,899 to $8,917,824, as compared to $9,679,723 during Fiscal 2018. The decrease in gross profit was due to a decrease in gross margin across the board, decreasing in total from 17.9% in Fiscal 2018 to 13.2% in Fiscal 2019. Even though there was a decrease in every margin percentage during Fiscal 2019, the increased sales of Scrap and Other Sales helped in narrowing the overall decline in gross margin. The decrease in the gross margin was due primarily in changing our strategy for a higher velocity of sales.

The Echo Entities profit margin for the period beginning May 20, 2019 through December 31, 2019 was $7,338,018 on $14,504,343 of sales, or an overall percentage of 50.6%. Recycling’s gross margin of 57.0% accounted for $2,533,416 of the total. Reuse’s gross margin of 50.4% accounted for $2,158,698 of the total. Refining’s gross margin of 16% accounted for $546,860 of the total and Services’ gross margin of 88.8% accounted for $2,099,044 of the total gross margin.

PART II

Item 7

The following table represents our historical operating revenue and gross profit results by category:

	For the Years Ended
	December 31, 2019			December 31, 2018
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Jewelry	$17,206,586	$4,291,487	24.9%	$17,987,872	$5,158,215	28.7%
Bullion/Rare Coin	39,689,218	2,645,534	6.7%	29,079,487	2,951,368	10.1%
Scrap	7,431,749	1,157,459	15.6%	5,140,420	907,190	17.6%
Other	3,192,601	823,344	25.8%	1,848,564	662,950	35.9%

Subtotal	67,520,154	8,917,824	13.2%	54,056,343	9,679,723	17.9%

Echo Entities
Recycle	4,441,347	2,533,416	57.0%	-	-	-
Reuse	4,280,934	2,158,698	50.4%	-	-	-
Refining	3,417,872	546,860	16.0%	-	-	-
Services	2,364,190	2,099,044	88.8%	-	-	-

Subtotal	14,504,343	7,338,018	50.6%	-	-	-

	$82,024,497	$16,255,842	19.8%	$54,056,343	$9,679,723	17.9%

Selling, General and Administrative: Selling, general and administrative expenses for DGSE decreased $1,216,265 or 14% in Fiscal 2019, to $7,485,234 compared to $8,701,499 in the prior year. The overall decrease in SG&A was primarily through the reduction of bad debt expense of $1,244,461 from Fiscal 2018 to Fiscal 2019. Bad debt expense in Fiscal 2018 was due primarily to the write-off of the Larson Group note receivable and consignment write-offs.

Selling, general and administrative expenses for the Echo Entities totaled $5,009,276 for the period beginning May 20, 2019 through December 31, 2019. The expenses consist primarily of payroll, payroll taxes and employee benefits of $2,786,387, rent and variable rent costs, net of sublet income, of $402,975, warehouse and office supplies of $209,574, insurance costs of $77,053, travel expenses of $55,277, accounting and professional fees of $155,388, Utilities of $159,489 and other administrative expenses totaling $100,867.

Depreciation and Amortization: Depreciation and amortization for DGSE decreased by $18,074 or 6% in Fiscal 2019 to $268,673 as compared to $286,747 in Fiscal 2018. The decrease is primarily due to assets that are being fully depreciated but still in service.

The Depreciation and Amortization expense for the Echo Entities totaled $251,625 for the period beginning May 20, 2019 through December 31, 2019. The balance is made up of the amortization of intangibles acquired from the Echo Transaction on May 20, 2019.

Other Income/Expense: Other income for DGSE decreased by $161,081 in Fiscal 2019, to $55,384 compared to $216,465 in Fiscal 2018. Fiscal 2019, other income of $55,384, was primarily the write up of a small plot of land owned by the Company for many years. Fiscal 2018, other income of $216,465, was primarily writing off old store credits and enforcing our lay-a-way policy to return unclaimed lay-a-ways back to inventory after ninety days when payments are forfeited.

PART II

Item 7

Other expense for the Echo Entities totaled $5,628 for the period beginning May 20, 2019 through December 31, 2019. The other expense amount of $5,628 is combined with other income from DGSE of $55,384 netting to $49,756 as other income, net on the Consolidated Income Statements.

Interest Expense: Interest expense for DGSE increased by $12,701 or 8% in Fiscal 2019, to $162,241 compared to $149,540 in Fiscal 2018. The slight increase is due from the promissory note issued by John R. Loftus to pay off an accounts payable – related party balance on May 20, 2019, that has a slightly higher interest rate than the accounts payable – related party had as an imputed rate.

The interest expense for the Echo Entities was $252,720 for the period beginning May 20, 2019 through, December 31, 2019. The interest is related to the note payable, related party, with an outstanding balance of $6,689,507 as of December 31, 2019.

Income Tax Expense: Income tax expense for DGSE increased $17,625 or 29% in Fiscal 2019, to $78,297 compared to $60,672 in Fiscal 2018. The increase is primarily due to state and local income taxes from an increase in revenue. See Note 14 for Federal Income Taxes.

Net Income: We recorded a net income of $2,780,713 in Fiscal 2019, compared to a net income of $657,685 in Fiscal 2018, an increase in net income of $2,123,028 is due primarily to the purchase of the Echo Entities adding $1,801,950 in Fiscal 2019 and the bad debt write off of $1,241,919 in Fiscal 2018.

Earnings Per Share: Our net income per basic and diluted shares attributable to common stockholders was $0.10, for Fiscal 2019, compared to $0.02 per basic and diluted shares for Fiscal 2018, an increase of $0.08 per share. The increase is due to the addition of the Echo Entities net income of $0.06 per basic and diluted shares for the period May 20, 2019 through December 31, 2019, and an additional $0.02 income per basic and diluted shares from DGSE for Fiscal 2019 over Fiscal 2018.

Liquidity and Capital Resources: During Fiscal 2019, cash flows used in operating activities totaled $542,828 compared to cash flows provided in operating activities totaling $375,217 in Fiscal 2018, an increased cash flows used in operating activities of $918,045. Cash used in operating activities for the year ended December 31, 2019, was primarily driven by the increase in trade accounts receivable of $1,877,783, the reduction of accounts payable and accrued accounts payable of $492,952, the reduction of the accounts payable – related party of $3,074,021. Offset by the reduction of inventories of $1,464,843, the increase in operating leases of 124,713 and net income, with depreciation and amortization of $3,301,011. Cash provided by operating activities for the year ended December 31, 2018, was driven largely by a decrease in net trade receivables and net trade receivables, related party of $115,025, a decrease in prepaid expenses of $100,297 and net income of $2,226,396 before non-cash expenses of bad debt expense, depreciation and amortization and loss on disposal of equipment. Offset by cash used in operating activities with an increase in inventories of $1,167,404, a decrease in accounts payable and accrued expenses of $163,660 and a decrease in accounts payable, related party of $813,320

PART II

Item 7

During Fiscal 2019 and Fiscal 2018, cash used in investing activities totaled $6,039,505 and $191,132, respectively, an increase of $5,848,373. The cash used in investing for 2019, was the combination of property and equipment purchases of $102,989, the continual upgrading our point-of-sale system in the amount of $60,000 and acquisition of the Echo Entities, net of cash acquired, in the amount of $5,876,516. The cash used in the amount of $191,132 for 2018, was the combination of equipment purchases and the continued building of our new point-of-sale system.

During Fiscal 2019, cash provided by financing activities totaled $9,639,052, and Fiscal 2018, cash used in financing activities totaled $2,352, an increase in cash provided by financing activities of $9,641,404. The increase in cash provided by financing activities during 2019 is the funds provided to purchase the Echo Entities through a promissory note from John R. Loftus dated May 20, 2019 for $6,925,979. Additionally, funds provided to pay off an accounts payable – related party balance of $3,074,021, evidenced by a promissory note dated May 20, 2019 by John R. Loftus and the drawing on a short-term line of credit from Texas Bank and Trust of $150,000. Offset by principal payments made against the two promissory notes From Mr. Loftus in the amount of $360,948 and the pay down of the short-term line of credit from Texas Bank and Trust for $150,000.

On May 17, 2019, the Company secured a Line of Credit from Texas Bank and Trust for $1,000,000. The Line of Credit is to fund any cash shortfalls that we may have from time-to-time during the next twelve months. We don’t anticipate the need of those funds for operations. Also, from time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes we have enough capital resources to meet working capital requirements. If additional working capital is required, additional loans can be obtained from individuals or from other commercial banks. If necessary, inventory levels may be adjusted in order to meet unforeseen working-capital requirements.

We expect our capital expenditures to total approximately $150,000 during the next twelve months. These expenditures will be largely driven by the purchase of miscellaneous pieces of equipment and the continued additions to our point-of-sale system. As of December 31, 2019, there were no commitments outstanding for capital expenditures.

In the event of significant growth in retail and wholesale jewelry sales and recycling demand, whether purchases or services, our demand for additional working capital will increase due to a related need to stock additional jewelry inventory, increases in wholesale accounts receivable and the purchasing of recycled material. Historically we have funded these activities.

We have historically renewed, extended or replaced short-term debt as it matures, and management believes that we will be able to continue to do so in the near future.

On May 20, 2019, we entered into two (2) loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. The first note of $6,925,979, pursuant to the Echo Entities purchase agreement, is a 5-year promissory note amortized over 20 years at 6% annual interest rate. The second note of $3,074,021 paid off the accounts payable – related party balance to Elemetal on May 20, 2019. The promissory note is a 5-year note amortized over 20 years at 6% annual interest rate. Both notes are being serviced by operational cash flow.

The Texas Comptroller conducted a sales and use tax audit of our Texas operations with respect to the period July 1, 2013 through December 31, 2016. The audit was finalized, and a determination was made on April 2, 2018, that we owed a total of $17,294, which included interest and penalties. An initial reserve of $70,000 was established at December 31, 2017 to cover any liability. That reserve was reduced to the amount owed of $17,294 for the accompanying consolidated balance sheet as of March 31, 2018. The balance due of $17,294 was paid in full on April 4, 2018.

PART II

Item 7

The Company leases certain of its facilities under operating leases. The minimum rental commitments under non-cancellable operating leases as of December 31, 2019 are as follows:

Operating Leases	Total	2020	2021	2022	2023	Thereafter

DGSE	$1,747,505	$519,828	$479,168	$235,677	$212,855	$299,977

Echo Entities	794,863	691,003	103,860	-	-	-

Total	$2,542,368	$1,210,831	$583,028	$235,677	$212,855	$299,977

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

STATEMENT OF MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation of the consolidated financial statements and related information that are presented in this report. The consolidated financial statements, which include amounts based on management’s estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America.

The Company designs and maintains accounting and internal control systems to provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing consolidated financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities and careful selection and training of qualified personnel.

The Company engaged Whitley Penn LLP, an independent registered public accounting firm, to audit and render an opinion on the consolidated financial statements in accordance with the standards of the Public Accounting Oversight Board (United States). Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

The Board of Directors, through its Audit Committee, consisting solely of independent directors of the Company, meets periodically with management and our independent registered public accounting firm to ensure that the Company is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting. Whitley Penn LLP and the internal auditors each have full and free access to the Audit Committee.

PART II

Item 7A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required because we are a “Smaller Reporting Company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

Year Ended December 31,	2019	2018
Revenue:
Sales	$82,024,497	$54,056,343
Cost of goods sold	65,768,655	44,376,620
Gross margin	16,255,842	9,679,723

Expenses:
Selling, General & Administrative Expenses	12,494,510	8,701,499
Loss on Disposal of Equipment	-	40,045
Depreciation and Amortization	520,298	286,747
Total cost of revenue	13,014,808	9,028,291
Operating income	3,241,034	651,432
Other income, net	(49,756)	(216,465)
Interest expense	414,961	149,540
Income before income taxes	2,875,829	718,357
Income tax expense	95,116	60,672

Income from operations	2,780,713	657,685

Net income	$2,780,713	$657,685

Basic earnings per share:
Net income from operations	$0.10	$0.02

Diluted earnings per share:
Net income from operations	$0.10	$0.02

Weighted average shares outstanding:
Basic	26,924,381	26,924,381
Diluted	26,939,631	27,024,838

The accompanying notes are an integral part of these consolidated financial statements.

PART II

Item 8

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2019	2018
Assets
Current assets:
Cash and cash equivalents	$4,510,660	$1,453,941
Trade receivables, net of allowances	2,997,743	94,345
Inventories	9,509,454	9,765,094
Current right-of-use assets from operating leases	1,160,658	-
Prepaid expenses	172,834	81,094

Total current assets	18,351,349	11,394,474
Property and equipment, net	1,351,039	1,320,863
Goodwill	1,367,109	-
Intangible assets, net	3,394,073	234,350
Operating lease right-of-use assets	2,335,040	-
Other long-term assets	204,784	7,442
Total assets	$27,003,394	$13,018,098

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-Trade	$1,467,845	$838,624
Accounts payable-Trade, related party	-	3,088,973
Notes payable, related party	1,084,072	-
Current operating lease liabilities	1,175,109	-
Accrued expenses	916,509	579,203
Customer deposits and other liabilities	165,404	97,837

Total current liabilities	4,808,939	4,604,637
Notes payable, related party, less current portion	8,554,980
Long-term operating lease liabilities, less current portion	2,445,301	-
Total liabilities	15,809,220	4,604,637
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,381 shares issued and outstanding: Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	269,244	269,244
Additional paid-in capital	40,172,677	40,172,677
Accumulated deficit	(29,247,747)	(32,028,460)
Total stockholders’ equity	11,194,174	8,413,461
Total liabilities and stockholders’ equity	$27,003,394	$13,018,098

The accompanying notes are an integral part of these consolidated financial statements.

PART II

Item 8

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENTS

Year Ended December 31,	2019	2018

Operations
Net income	$2,780,713	$657,685
Adjustments to reconcile net income to net cash from (used in) operations:
Depreciation, amortization, and other	520,298	286,747
Bad debt expense	-	1,241,919
Loss on Disposal of Equipment	-	40,045
Changes in operating assets and liabilities:
Trade receivables	(1,877,783)	75,810
Trade receivables, related party	-	39,215
Inventories	1,464,843	(1,167,404)
Prepaid expenses	(3,375)	100,297
Note receivable	-	22,409
Other assets	(47,374)	30,342
Accounts payable and accrued expenses	(492,952)	(163,660)
Accounts payable, related party	(3,074,021)	(813,320)
Operating leases	124,713	-
Customer deposits and other liabilities	62,110	25,132
Net cash from (used in) operations	$(542,828)	375,217
Investing
Purchase of property and equipment	(102,989)	(125,132)
Purchase of intangible assets	(60,000)	(66,000)
Acquisition of Echo Entities, net of cash acquired	(5,876,516)	-
Net cash used in investing	(6,039,505)	(191,132)
Financing
Short-term financing, line of credit	150,000	-
Financing for the acquisition of the Echo Entities	6,925,979	-
Financing to pay off accounts payable, related party	3,074,021	-
Payments on short-term financing, line of credit	(150,000)	-
Payments on notes payable, related party	(360,948)	-
Payments on capital leases	-	(2,352)
Net cash from (used in) financing	9,639,052	(2,352)

Net change in cash and cash equivalents	3,056,719	181,733
Cash and cash equivalents, beginning of period	1,453,941	1,272,208
Cash and cash equivalents, end of period	$4,510,660	$1,453,941

Supplemental Disclosures
Cash paid during the period for:
Interest	$390,864	$149,540
Income taxes	$43,578	$56,780
Non-cash activities:
Transfer of fixed assets to intangible assets	$-	$204,000

The accompanying notes are an integral part of these consolidated financial statements.

PART II

Item 8

ENVELA CORPORATION AND SBDISIARIES

CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	26,924,381	$269,244	$40,172,677	$(32,686,145)	$7,755,776
Net income	-	-	-	657,685	657,685
Balance at December 31, 2018	26,924,381	$269,244	$40,172,677	$(32,028,460)	$8,413,461
Net income	-	-	-	2,780,713	2,780,713
Balance at December 31, 2019	26,924,381	$269,244	$40,172,677	$(29,247,747)	$11,194,174

The accompanying notes are an integral part of these consolidated financial statements.

PART II

Item 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES AND NATURE OF OPERATIONS

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Principles of Consolidation and Nature of Operations

Envela and its subsidiaries engage in diverse business activities within the recommerce sector. These include one of the nation’s premier authenticated recommerce retailers of luxury hard assets; end-of-life asset recycling; data destruction and IT asset management; and providers of products, services and solutions to industrial and commercial companies. Envela operates primarily via two business segments. Through DGSE, we operate Dallas Gold and Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands. Through the Echo Entities we operate Echo Environmental, ITAD USA and Teladvance. Envela is a Nevada corporation, headquartered in Dallas, Texas.

DGSE buys and sells jewelry, diamonds, fine watches, rare coins and currency, precious metal bullion products, scrap gold, silver, platinum and palladium as well as collectibles and other valuables. DGSE operates five jewelry stores at both the retail and wholesale level, throughout the United States through its facilities in South Carolina and Texas. The Company also maintains a presence in the retail market through our ecommerce sites, www.dgse.com and www.cgdeinc.com.

The Echo Entities buys electronic components from businesses and other organizations, such as school districts, for end-of-life recycling or to add life to electronic devices by data destruction and refurbishment for reuse. For end-of–life recycling, we sell to downstream recycling companies who further process our material for end users. The electronic devices saved for reuse are cleaned of prior data, refurbished and sold to businesses or organizations wanting to extend the remaining life and value of recycled electronics. Our customers are companies and organizations that are based domestically and internationally.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

The Company operates the business as two operating and reportable segments under a variety of banners. DGSE includes Charleston Gold & Diamond Exchange and Dallas Gold & Silver Exchange. The Echo Entities include Echo Environmental, ITAD USA and Teladvance. The Company’s fiscal year ends are December 31, 2019 (“Fiscal 2019”) and December 31, 2018 (“Fiscal 2018”).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the consolidated balance sheets approximate fair value.

Inventories

DGSE inventory is valued at the lower of cost or net realizable value. The Company acquires a majority of its inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and collectibles. The Company acquires these items based on its own internal estimate of the fair market value of the items at the time of purchase. The Company considers factors such as the current spot market price of precious metals and current market demand for the items being purchased. The Company supplements these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases of new merchandise can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on the Company’s consolidated balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance. The majority of the Company’s inventory has some component of its value that is based on the spot market price of precious metals. Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of the Company’s inventory and could positively or negatively impact the profitability of the Company. The Company regularly monitors these fluctuations to evaluate any necessary impairment to its inventory.

The Echo inventory principally includes processed and unprocessed electronic scrap materials. The value of the material is derived from recycling the precious and other scrap metals included in the scrap. The processed and unprocessed materials are carried at the lower of the average cost of the material during the month of purchase or NRV. The in-transit material is carried at lower of cost or market using the retail method. Under the retail method the valuation of the inventory at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of the inventory.

PART II

Item 8

The inventory listed in Note 3, and for the time period until May 17, 2020, is pledged as collateral against our $1,000,000 short-term line of credit with Texas Bank and Trust.

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

Impairment of Long-Lived Assets, Amortized Intangible Assets and Goodwill

The Company performs impairment evaluations of its long-lived assets, including property, equipment, and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on the Company’s evaluations no impairment was required as of December 31, 2019 or 2018.

We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting segment to which the goodwill has been assigned, versus the sum of the carrying value of the assets and liabilities of that segment including the assigned goodwill value. Goodwill is tested at the segment level and is the only intangible asset with an indefinite life on the balance sheet.

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

Advertising Costs

DGSE advertising costs are expensed as incurred and amounted to $392,588 and $416,306 for Fiscal 2019 and Fiscal 2018, respectively.

The Echo Entity’s advertising costs are expensed as incurred and amounted to $4,809 for the period beginning May 20, 2019 through December 31, 2019.

Accounts Receivable.

Given the generally low level of accounts receivable for DGSE, the Company uses a simplified approach to calculate a general bad debt reserve. An allowance is calculated for each aging “bucket,” based on the risk profile of that bucket. For example, based on our historical experience, we have chosen to not place any reserve on amounts that are less than 60 days past due. From there the reserve amount escalates: 10% reserve on amounts over 60 but less than 90 days past due, 25% on amounts over 90 but less than 120 past due, and 75% on amounts over 120 days past due. The account receivables past 120 days past due are reviewed quarterly and if they are deemed uncollectable will be written off against the reserve.

PART II

Item 8

For Fiscal 2018, DGSE, had written off all trade account receivables, except one, and determined that a reserve of $0 was appropriate. For Fiscal 2019, besides the normal timing to clear credit cards and financing collections, DGSE’s accounts receivable balance consisted of wholesale dealers that are current, therefore no reserve was established at December 31, 2019. Once a reserve is established, and an amount is considered to be uncollectable it is to be written off against the reserve. We will revisit the reserve periodically, but no less than annually, with the same analytical approach in order to determine if the reserve needs to be increased or decreased, based on the risk profile of open accounts receivable at that point.

The Echo Entities have a more sizable accounts receivable balance at $2,383,061 as of December 31, 2019. We use a different approach for allowance for doubtful accounts because customers are generally larger and payable terms are farther out. Once we determine that a balance is uncollectable we reserve that balance but still pursue payment. On the rare occasion we determine a balance is uncollectable we will write off the balance against the reserve. As of December 31, 2019 we consider the full accounts receivable balance to be fully collectable and feel that a reserve of $0 to be appropriate.

As of December 31, 2019 and 2018, there was no allowance for doubtful accounts.

A summary of the Allowance for Doubtful Accounts is presented below:

	December 31,
	2019	2018

Beginning Balance	$-	$226,520
Bad debt expense (+)	-	1,241,919
Receivables written off (-)	-	(1,468,439)
Ending Balance	$-	$-

Short-Term Financing

Envela established a short-term line of credit with Texas Bank and Trust for $1,000,000 to cover emergency cash needs. The line of credit runs from May 17, 2019 through May 16, 2020. It has a varying interest rate, per annum. based on the Prime Rate. On December 31, 2019, the interest rate was 5%. We fully anticipate renewing the line of credit. As of December 31, 2019, the balance due on this short-term line of credit was $0.

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

PART II

Item 8

The Company accounts for its position in tax uncertainties in accordance with ASC 740. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2019 and 2018.

The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. The Company recognizes accrued interest and penalties resulting from audits by tax authorities in the provision for income taxes in the consolidated statements of operations. During Fiscal 2019 and Fiscal 2018, the Company did not incur any federal income tax interest or penalties.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgements and assets recognized from cost incurred to obtain or fulfill a contract.

ASC 606 provides guidance to identify performance obligations for revenue-generating transactions. The initial step is to identify the contract with a customer created with the sales invoice or a repair ticket. Secondly, to identify the performance obligations in the contract as we promise to deliver the purchased item or promised repairs in return for payment or future payment as a receivable. The third step is determining the transaction price of the contract obligation as in the full ticket price, negotiated price or a repair price. The next step is to allocate the transaction price to the performance obligations as we designate a separate price for each item. The final step in the guidance is to recognize revenue as each performance obligation is satisfied.

The following Consolidated and State disaggregation tables of revenue are listed by entity and sales category:

CONSOLIDATED	For Years Ended December 31,
	2019			2018
DGSE	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$17,206,586	$4,291,487	24.9%	$17,987,872	$5,158,215	28.7%
Bullion/Rare Coin	39,689,218	2,645,534	6.7%	29,079,487	2,951,368	10.1%
Scrap	7,431,749	1,157,459	15.6%	5,140,420	907,190	17.6%
Other	3,192,601	823,344	25.8%	1,848,564	662,950	35.9%

Subtotal	67,520,154	8,917,824	13.2%	54,056,343	9,679,723	17.9%

Echo Entities
Recycle	4,441,347	2,533,416	57.0%	-	-	-
Reuse	4,280,934	2,158,698	50.4%	-	-	-
Refining	3,417,872	546,860	16.0%	-	-	-
Services	2,364,190	2,099,044	88.8%	-	-	-

Subtotal	14,504,343	7,338,018	50.6%	-	-	-

	$82,024,497	$16,255,842	19.8%	$54,056,343	$9,679,723	17.9%

PART II

Item 8

TEXAS	For Years Ended December 31,
	2019			2018
DGSE	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$15,443,415	$3,590,279	23.2%	$16,221,840	$4,526,907	27.9%
Bullion/Rare Coin	39,036,157	2,572,243	6.6%	28,424,263	2,855,116	10.0%
Scrap	7,431,749	1,157,459	15.6%	5,140,420	907,190	17.6%
Other	2,724,281	691,799	25.4%	1,623,357	519,050	32.0%

Subtotal	64,635,602	8,011,780	12.4%	51,409,880	8,808,263	17.1%

Echo Entities
Recycle	4,441,347	2,533,416	57.0%	-	-	-
Reuse	4,280,934	2,158,698	50.4%	-	-	-
Refining	3,417,872	546,860	16.0%	-	-	-
Services	2,364,190	2,099,044	88.8%	-	-	-

Subtotal	14,504,343	7,338,018	50.6%	-	-	-

	$79,139,945	$15,349,798	19.4%	$51,409,880	$8,808,263	17.1%

SOUTH CAROLINA	For Years Ended December 31,
	2019			2018
DGSE	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Jewelry	$1,763,171	$701,208	39.8%	$1,766,032	$631,308	35.7%
Bullion/Rare Coin	653,061	73,291	11.2%	655,224	96,252	14.7%
Other	468,320	131,545	28.1%	225,207	143,900	63.9%

Subtotal	2,884,552	906,044	31.4%	2,646,463	871,460	32.9%

Echo Entities

Subtotal	-	-	-	-	-	-

	$2,884,552	$906,044	31.4%	$2,646,463	$871,460	32.9%

For DGSE, revenue for monetary transactions (i.e., cash and receivables) with dealers and the retail public are recognized when the merchandise is delivered and payment has been made either by immediate payment or through a receivable obligation at one of our over the counter retail stores. We also recognize revenue upon the shipment of goods when retail and wholesale customers have fulfilled their obligation to pay, or promise to pay, through e-commerce or phone sales. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. Our scrap is sold to a Dallas refiner Elemetal, LLC (“Elemetal”), who was a related party until May 20, 2019. Since Elemetal is located in the Dallas area we deliver the scrap to the refiner. The metal is assayed, price is determined from the assay and payment is made usually within two days. Revenue is recognized from the sale once payment is received.

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

PART II
Item 8

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

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2019 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of December 31, 2019 and 2018, our allowance for returns remained the same at approximately $28,000 for both years.

The Echo Entities have several revenue streams and recognize revenue according to ASC 606 at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to the customer. The revenue streams are as follows;

Outright sales are recorded when product is shipped. Once the price is established and the terms are agreed to and the product is shipped, the revenue is recognized. The Echo Entities have fulfilled their performance obligation with an agreed upon transaction price, payment terms and shipping the product.

Echo recognizes refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring the control of the promised goods that are identified in the customer contract. Ninety percent (90%) of our refining revenue is generated from one refining customer, Hanwa American Corp., that has a refining facility in Japan. Hanwa pays us sixty percent (60%) of an Invoice within five working days upon the receipt of the Ocean Bill of Lading issued by the Ocean Carrier. Our initial Invoice is recognized in full when our performance obligation is satisfied, as stated in the first sentence. Under the guidance of ASC 606, an estimate of the variable consideration that we expect to be entitled is included in the transaction price stated at the current precious metal spot price and weight of the precious metal. An adjustment to revenue is made in the period once the underlying weight and any precious metal spot price movement is resolved, which is usually around six (6) weeks. Any adjustment from the resolution of the underlying uncertainty is netted with the remaining forty percent (40%) due from the original contract.

Hard drive sales by the Echo Entities are limited to customers who are required to prepay shipments. Once the commodity price is established and agreed upon by both parties, customers send payment in advance. The Company releases the shipment on the same day when payment receipt is confirmed and revenue is recognized on day of shipment. If payment is received on the last day of the month and shipment goes out the following day the payment received is deferred revenue and recognized the following month when the shipment is made.

The Echo Entities also provide recycling services according to a Scope of Work. Services are recognized based on the number of units processed by a preset price per unit. Activity reports are produced weekly with the counts and revenue is recognized based on the billing from the weekly reports. Recycling services can be conducted at our Echo facility or we can design and perform the recycling service at the client’s facility. The Scope of Work will determine the charges and whether the service will be completed at Echo or at the client’s facility. Payment terms are also dictated in the Scope of Work.

PART II
Item 8

Shipping and Handling Costs

Shipping and handling costs amounted to $54,381 and $56,434, for 2019 and 2018, respectively. We have determined, starting January 1, 2018, that shipping and handling costs should be included in cost of goods sold since inventory is what is shipped to and from store locations or to and from vendors.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense for Fiscal 2019 and Fiscal 2018 amounted to $0 and $0 respectively.

The following table represents our total compensation cost related to non-vested awards not yet recognized at year end December 31, 2019 and December 31, 2018:

			Number of		Number of shares
			shares granted	Unrecognized	granted	Unrecognized
		Price of	unvested	expense at	unvested	expense at
Date of grant	Employee	stock at grant date	December 31, 2019	December 31, 2019	December 31, 2018	December 31, 2018

January 23, 2014	Robert Burnside	$2.18	250	$545.00	250	$545.00

Total cost unrecognized				$545.00		$545.00

Only 250 unexercised stock awards remain unexercised as of December 31, 2019.

PART II

Item 8

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting units; useful lives of our tangible and intangible assets; allowances for doubtful accounts; the market value of, and demand for, our inventory and the potential outcome of uncertain tax positions that have been recognized on our consolidated financial statements or tax returns. Actual results and outcomes may differ from management’s estimates and assumptions.

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment changes to be based on the first step in today’s two-step impairment test, thus eliminating step two from the goodwill impairment test.  In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill impairment test. For public companies, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We adopted this pronouncement on January 1, 2020.

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02) using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019, are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. Upon adoption, we recognized ROU assets of approximately $2.0 million, with corresponding lease liabilities of approximately $2.0 million on the consolidated balance sheets. The ROU assets include adjustments for deferred rent liabilities. The adoption did not impact our beginning retained earnings, or our prior year consolidated statements of income and statements of cash flows.

NOTE 2 — CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions in excess of federally insured limits.

Through a series of transactions beginning in 2010, Elemetal,, NTR Metals, LLC (“NTR”) and Truscott Capital, LLC (“Truscott” and together with Elemetal and NTR, the “Related Entities”), became the largest shareholders of our Common Stock. NTR transferred all of its Common Stock to Eurdo Holdings, LLC (“Eduro”) on August 29, 2018.

Other than a certain Related Entity, the Company has no retail or wholesale customers that account for more than 10% of its revenues. For the period January 1 2019 through May 20, 2019, 4% of sales and 6% of purchases were transactions with a certain Related Entity. On May 20, 2019 that entity ceased to be a Related Entity. During Fiscal 2018 these transactions represented 11% of sales and 2% of purchases. A certain Related Entity also accounted for $0 and $3,088,973 of the Company’s accounts payable, as of December 31, 2019 and 2018, respectively.

A significant amount of the Echo Entities’ refining revenue comes from one customer, Hanwa. Hanwa’s refining facility is based in Japan and any adverse break in the relationship could reduce the flow of refining materials and revenue. While it remains a developing situation, the coronavirus pandemic and any continuing quarantines, interruptions in travel and business disruptions with respect to us or Hanwa could cause such an adverse break in the relationship and reduce refining revenue to us, possibly to a significant degree. Although we are continuing to monitor and assess the effects of the coronavirus pandemic, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted.

PART II

Item 8

NOTE 3 — INVENTORIES

Inventories consist of the following:

	December 31,	December 31,
	2019	2018
DGSE
Jewelry	$6,785,426	$7,001,477
Scrap gold/silver	452,707	1,205,111
Bullion	151,345	801,717
Rare coins and Other	1,225,541	756,789

Subtotal	8,615,019	9,765,094

Echo Entities
Electronic components - resale	361,126	-
Electronic components - recycle	533,309	-

Subtotal	894,435	-

	$9,509,454	$9,765,094

PART II

Item 8

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2019	2018
DGSE
Land	$55,000	$-
Building and improvements	1,561,649	1,529,649
Machinery and equipment	1,039,013	1,039,013
Furniture and fixtures	453,699	453,699
	3,109,361	3,022,361
Less: accumulated depreciation	(1,904,948)	(1,701,498)

Sub-Total	1,204,413	1,320,863

Echo Entities
Building and improvements	81,149	-
Machinery and equipment	27,497	-
Furniture and fixtures	93,827	-
	202,473	-
Less: accumulated depreciation	(55,847)	-

Sub-Total	146,626	-

	$1,351,039	$1,320,863

Depreciation expense was $264,021 and $251,097 for Fiscal 2019 and Fiscal 2018, respectively.

NOTE 5 — ACQUISITION

On May 20, 2019, ECHG, LLC (“ECHG”) (f/k/a Corrent Resources, LLC), a wholly owned subsidiary of the Company, entered into an asset purchase agreement with each of Echo Environmental, LLC and its wholly owned subsidiary ITAD USA, LLC (collectively, the “Echo Entities”), pursuant to which the Echo Entities agreed to sell all of the assets, rights and interests of the Echo Entities (the “Acquired Assets”) for $6,925,979 (the “Echo Transaction”). The Echo Entities were wholly owned subsidiaries of Elemetal. John R. Loftus is the Company’s CEO, President and Chairman and owned approximately one-third of the equity interests of Elemetal prior to the Echo Transaction. The Company also paid a closing fee of $85,756 that was not part of the purchase price allocation. The fee is included in selling, general and administrative expenses.

On the same day, Mr. Loftus became the largest beneficial owner of the Company’s stock by purchasing all of the Company’s stock beneficially owned by Elemetal. As part of the transaction of acquiring the stock from Elemetal, Mr. Loftus no longer owns an equity interest in Elemetal. As an interested party, Mr. Loftus was familiar with the operations of the Echo Entities.

In connection with the Echo Transaction, on May 20, 2019, ECHG executed and delivered to Mr. Loftus, a promissory note to which ECHG borrowed from Mr. Loftus $6,925,979, the proceeds of which were used to purchase the Acquired Assets.

As part of the Echo Transaction, goodwill was realized of $1,367,109, which is the purchase price less the fair value of the net assets purchased, as shown in the purchase price allocation in the following table. Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to the Echo Entities only and not the whole Company. The Company has evaluated goodwill based on cash flows for the Echo Entities’ segment. For federal income tax purposes, goodwill is amortized and deductible over fifteen years.

PART II

Item 8

The purchase price was allocated to the fair value of assets and liabilities acquired as follows:

Description	Amount

Assets
Cash	$1,049,462
Account receivables	1,025,615
Inventories	1,209,203
Prepaids	88,367
Fixed assets	191,208
Right-of-use assets	2,350,781
Intangible Assets	3,356,000
Other assets	88,998

Liabilities
Account payables	(723,043)
Accrued liabilities	(721,483)
Operating lease liabilities	(2,350,781)
Other long-term liabilities	(5,457)

Net assets	5,558,870

Goodwill	1,367,109

Total Purchase Price	$6,925,979

The following pro forma combines the results of the Echo Entities and the Company’s results of operations for the twelve months ended December 31, 2019 and 2018 as if they were combined the entire twelve months:

	Pro forma Combined	Pro forma Combined
	For the Twelve Months Ended	For the Twelve Months Ended
	December 31, 2019	December 31, 2018
	(unaudited)	(unaudited)

Revenue	$87,921,642	$86,818,776

Income (loss) from continuing operations	$1,931,558	$(2,518)

Net income	$1,931,558	$252,311

Basic net income per common share	$0.07	$0.01

Diluted net income per common share	$0.07	$0.01

PART II

Item 8

NOTE 6 — GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018, are as follows:

	Year Ended December 31,
	2019	2018

Opening balance	$-	$-
Additions	1,367,109	-
Acquisition adjustment	-	-
Impairment adjustment	-	-

Goodwill	$1,367,109	$-

Our 2019 acquisition of the Echo Entities resulted in the addition to our goodwill balance in 2019. We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Based on the Company’s evaluations, no impairment was required as of December 31, 2019

PART II

Item 8

NOTE 7 — INTANGIBLE ASSETS

Intangible assets consist of:

	December 31,	December 31,
	2019	2018
DGSE
Domain names	$41,352	$41,352
Point of sale system	330,000	270,000
	371,352	311,352
Less: accumulated amortization	(137,502)	(77,002)

Subtotal	233,850	234,350

Echo Entities
Trademarks	1,483,000	-
Customer Contracts	1,873,000	-
	3,356,000	-
Less: accumulated amortization	(195,777)	-

Subtotal	3,160,223	-

Total	$3,394,073	$234,350

Amortization expense was $256,277 and $35,650 for Fiscal 2019 and Fiscal 2018, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years follows:

Segment	2020	2021	2022	2023	2024	Thereafter	Total

DGSE	46,770	46,770	46,770	46,770	46,770	-	233,850

Echo Entities	335,600	335,600	335,600	335,600	335,600	1,482,223	3,160,223

Total	382,370	382,370	382,370	382,370	382,370	1,482,223	3,394,073

PART II

Item 8

NOTE 8 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31	December 31,
	2019	2018
DGSE
Accrued Interest	$7,374	$-
Professional fees	125,200	149,000
Advertising	-	52,590
Board member fees	7,500	7,500
Employee benefits	-	10,383
Insurance	30,508	-
Payroll	157,148	205,112
Sales tax	115,451	111,739
State income tax	33,907	42,879

Subtotal	477,088	579,203

Echo Entities
Accrued Interest	16,724
Professional fees	77,900
Payroll	79,342	-
Sales tax	7,852	-
Credit card	22,279	-
State income tax	27,963	-
Material & shipping costs (COGS)	207,361	-

Subtotal	439,421	-

	$916,509	$579,203

NOTE 9 — LONG-TERM DEBT

Long-term debt consists of the following:

	Outstanding Balance
	December 31,	December 31,	Current
	2019	2018	Interest Rate	Maturity
DGSE
Note payable, related party (1)	$2,949,545	$-	6.00%	May 16, 2024

Echo Entities
Note payable, related party (1)	6,689,507	-	6.00%	May 16, 2024

Sub-Total	9,639,052	-

Current portion	1,084,072	-

	$8,554,980	$-

PART II

Item 8

(1) On May 20, 2019, the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. The first note of $6,925,979, pursuant to the Echo Entities purchase agreement, is a 5-year promissory note amortized over 20 years at 6% annual interest rate. The second note of $3,074,021 paid off the accounts payable – related party balance to Elemetal, LLC as of May 20, 2019. The promissory note is a 5-year note amortized over 20 years at 6% annual interest rate.

Future scheduled principal payments of our note payables, related party, as of December 31, 2019 are as follows:

Note payable, related party - DGSE

Year Ending December 31,	Amount

2020	516,516
2021	548,366
2022	582,188
2023	618,096
2024	684,379

Subtotal	2,949,545

Note payable, related party - Echo Entities

Year Ending December 31,	Amount

2020	749,990
2021	797,393
2022	846,574
2023	898,789
2024	3,396,761

Subtotal	6,689,507

Total	9,639,052

NOTE 10 — SEGMENT INFORMATION

We determine our business segments based upon an internal reporting structure. Our financial performance is based on the following segments: DGSE and the Echo Entities.

The DGSE segment includes Dallas Gold and Silver Exchange, which has four retail stores in the Dallas/Ft Worth Metroplex, and Charleston Gold and Diamond Exchange, which has one retail store in Charleston, South Carolina.

PART II

Item 8

The Echo Entities segment includes Echo Environmental Holdings, ITAD USA Holdings and Teladvance. These three companies were added during 2019 and are involved in recycling and the reuse of electronic waste.

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

The following table segments the results of DGSE and the Echo Entity’s financial results for Fiscal 2019:

	Fiscal 2019

	DGSE	Echo Entities	Consolidated

Revenue:
Sales	$67,520,154	$14,504,343	$82,024,497
Cost of goods sold	58,602,330	7,166,325	65,768,655

Gross profit	8,917,824	7,338,018	16,255,842

Expenses:
Selling, general and administrative expenses	7,485,234	5,009,276	12,494,510
Depreciation and amortization	268,673	251,625	520,298

	7,753,907	5,260,901	13,014,808

Operating income	1,163,917	2,077,117	3,241,034

Other (income) expense:
Other (income) expense, net	(55,384)	5,628	(49,756)
Interest expense	162,241	252,720	414,961

Income before income taxes	1,057,060	1,818,769	2,875,829

Income tax expense	78,297	16,819	95,116

Income from continuing operations	$978,763	$1,801,950	$2,780,713

PART II

Item 8

NOTE 11 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted average common shares is as follows:

	Year Ended December 31,
	2019	2018

Basic weighted average shares	26,924,381	26,924,381
Effect of potential dilutive securities	15,250	100,457
Diluted weighted average shares	26,939,631	27,024,838

For the years ended December 31, 2019 and 2018, there were 15,250 and 15,250 Common Stock options, warrants, and Restricted Stock Units (RSUs) unexercised respectively. In December 2018, a warrant for 1,000,000 shares expired unexercised by a certain Related Entity at a price of $0.65 a share. For the years ended December 31, 2019 and 2018, there were no anti-dilutive shares.

NOTE 12 — COMMON STOCK

In January 2014, DGSE’s Board of Directors granted 112,000 RSUs to its officers and certain key employees. Each RSU is convertible into one share of Common Stock without additional payment pursuant to the terms of the Restricted Stock Unit Award Agreement, dated January 23, 2014, between the Company and each recipient (the “RSU Award Agreement”). One-fourth, or 28,000, of the RSUs vested and were exercisable as of the date of the grant and were subsequently issued in January 2014. As of December 31, 2019, 250 RSUs remain unexercised and dilutive.

NOTE 13 — STOCK OPTIONS AND RESTRICTED STOCK UNITS

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

On December 7, 2016, our shareholders approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares for issuance pursuant to awards issued thereunder. As of December 31, 2019, no awards had been made under the 2016 Plan.

PART II

Item 8

The following table summarizes the activity in common shares subject to options and warrants:

	Years Ended December 31,
	2019		2018
		Weighted		Weighted
		average exercise		average exercise
	Shares	price	Shares	price

Outstanding at beginning or year	15,000	$2.17	1,015,000	$0.67
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(1,000,000)	0.65

Outstanding at end of year	15,000	$2.17	15,000	$2.17

Options exercisable at end of year	15,000	$2.17	15,000	$2.17

The 15,000 options exercisable at the end of the year are potential dilutive shares.

Information about stock options outstanding at December 31, 2019 is summarized as follows:

	Options Outstanding and Exercisable

		Weighted average
		remaining		Weighted average	Aggregate
	Number	contractual life		exercise	intrinsic
Exercise price	outstanding	(Years)		price	value
$ 2.13	10,000	NA	(1)	$2.13	$-
$ 2.25	5,000	NA	(1)	$2.25	$-

	15,000				$-

(1)	Options currently issued pursuant to the Company’s 2004 Employee Stock Option Plans have no expiration date.

The aggregate intrinsic values in the above table were based on the closing price of our Common Stock of $1.35 as of December 31, 2019.

PART II

Item 8

A summary of the status of our non-vested RSU grants issued under our 2006 Plan is presented below:

	Year Ended December 31,
	2019		2018
		Weighted		Weighted
		average exercise		average exercise
	Shares	price	Shares	price

Nionvested at beginning or year	250	$0.56	500	$0.56
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(250)	0.56

Outstanding at end of year	250	$0.56	250	$0.56

As a result of the expiration of the 2006 Plan, as of December 31, 2019, no further shares could be issued under the 2006 Plan. As of January 1, 2020, the remaining 250 RSU grants have vested. A total of 1,100,000 shares remain available for future grants pursuant to the 2016 Plan.

During 2019 and 2018, the Company did not recognize any stock-based compensation expense attributable to employees and directors.

PART II

Item 8

NOTE 14 — INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory from continuing operations Federal rate follows:

	2019	2018

Tax Expense at Statutory Rate	$626,468	$150,855
Valuation Allowance	(631,775)	(152,043)
Non-Deductible Expenses and Other	5,307	1,189
Tax Reform Revaluation, Net of Valuation Allowance	-	21,915
State Taxes, Net of Federal Benefit	95,116	38,756
Income tax expense	$95,116	$60,672

Current	$95,116	$60,672
Total	$95,116	$60,672

Deferred income taxes are comprised of the following at December 31, 2019 and 2018:

	2019	2018
Deferred tax assets (liabilities):
Inventories	$21,495	$27,524
Stock options and other	57,019	57,019
Contingencies and accruals	32,154	18,882
Property and equipment	(180,300)	(97,897)
Net operating loss carryforward	6,765,424	7,251,479
Goodwill and intangibles	34,328	-
Total deferred tax assets, net	6,730,120	7,257,007

Valuation allowance	$(6,730,120)	$(7,257,007)
Net Deferred tax asset	-	-

As of December 31, 2019, the Company had $2,729,636 of net operating loss carry-forwards, related to the Superior Galleries acquisition which may be available to reduce taxable income in future years, subject to the applicable Internal Revenue Code Section 382 limitations. As of December 31, 2019, the Company had approximately $34,474,000 of net operating loss carry-forwards related to Superior Galleries’ post acquisition operating losses and other operating losses incurred by the Company’s other operations. These carry-forwards will expire, starting in 2026 if not utilized.

As of December 31, 2019, the Company determined based on consideration of all available evidence, including but not limited to historical, current and future anticipated financial results as well as applicable IRS limitations and expiration dates related to the Company’s net operating losses, a full valuation allowance should be recorded for its net deferred tax assets.

PART II

Item 8

NOTE 15 — LEASES

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). We adopted ASC 842 on January 1, 2019, by applying its provisions prospectively. The financial results reported in periods prior to January 1, 2019 are unchanged. Upon adoption, we recognized all of our leases on the balance sheet as right-of-use assets and lease liabilities. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating of finance. Classification is based on certain criteria and we have determined that all of our retail building leases fall into the operating lease category. Our leases are included in our consolidated balance sheet as right-of-use assets along with the the current operating lease liabilities and long-term operating lease liabilities.

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

Due to the acquisition, referred in note (5), we recognized an additional $2,350,781 of operating lease right-of-use assets, $703,523 in short-term operating lease liabilities and $1,647,258 in long-term operating lease liabilities on the consolidated balance sheet. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease right-of-use asset was determined based on the value of the lease liabilities.

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

The Company has seven operating leases, six in the Dallas/Fort Worth Metroplex and one in Charleston South Carolina. We have four leases expiring next year. Our Southlake, Texas location expires July 31, 2020, and with no current options. We will evaluate whether to continue to lease in the present location. Our lease on the main flagship store located at 13022 Preston Road, Dallas, Texas will be expiring October 31, 2021 with no current lease options. The Grand Prairie, Texas lease expires June 30, 2022, and has no current lease options. On April 19, 2018, we entered into an agreement with the landlord in Charleston, South Carolina, to increase the rental space by 2,104 square feet by taking over the vacant suite next door. The lease was amended to include the new space and extended to April 30, 2025. The Euless, Texas location executed a Second Amendment to the original lease extending the lease through June 30, 2025 with an option for an additional 5 year term. Our two new additional leases were the product of the Echo Transaction. Both leases are located in Carrollton, Texas. The Belt Line Echo lease expires on December 31, 2020 with an initial option period of 24 months and a second option period of an additional 60 months. A portion of the building is sublet and the rent received is applied against the rental expense for the building. The McKenzie ITAD lease expires July 31, 2021 with no current lease options. All seven leases are triple net leases that we pay our proportionate amount of common area maintenance, property taxes and property insurance. Leasing costs for Fiscal 2019 and Fiscal 2018 was $1,151,619 and $650,609, respectively. These lease costs consist of a combination of minimum lease payments and variable lease costs.

As of December 31, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.33 years and 5.5%, respectively. The Company’s future operating lease obligations that have not yet commenced are immaterial. The cash paid for operating lease liabilities for Fiscal 2019 and Fiscal 2018 was $1,089,514 and $509,534, respectively.

PART II

Item 8

Future annual minimum lease payments as of December 31, 2019:

Operating
Leases
DGSE
2020	$550,623
2021	491,540
2022	247,040
2023	223,045
2024 and thereafter	289,327

Total minimum lease payments	1,801,575
Less imputed interest	(185,326)

Subtotal	1,616,249

Echo Entities
2020	803,661
2021	785,240
2022	582,195

Total minimum lease payments	2,171,096
Less imputed interest	(166,935)

Subtotal	2,004,161

$3,620,410

NOTE 16 — RELATED-PARTY TRANSACTIONS

The Company has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (“Related Party”). Under this policy, all Related Party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with the Company’s best interests and the best interests of its stockholders. Among other factors, the Company’s Board considers the size and duration of the transaction, the nature and interest of the of the Related Party in the transaction, whether the transaction may involve a conflict of interest and if the transaction is on terms that are at least as favorable to the Company as would be available in a comparable transaction with an unaffiliated third party. Envela’s Board reviews all Related Party transactions at least annually to determine if it is in the Board’s best interests and the best interests of the Company’s stockholders to continue, modify, or terminate any of the Related Party transactions. Envela’s Related Person Transaction Policy is available for review in its entirety under the “Investors” menu of the Company’s corporate relations website at www.envela.com.

Through a series of transactions beginning in 2010, Elemetal, NTR and Truscott (“Related Entities”) became the largest shareholders of our Common Stock. NTR transferred all of its Common Stock to Eduro Holdings, LLC (“Eduro”) on August 29, 2018. A certain Related Entity has been the Company’s primary refiner and bullion trading partner. From January 1, 2019 through May 20, 2019 a certain Related Entity accounted for 4% of sales and 6% of purchases. Fiscal 2018, these transactions represented 11% of the Company’s sales and 2% of the Company’s purchases. On May 20, 2019, through a series of transactions, the Related Entity sold their shares of the Company to John R. Loftus, The Company’s CEO, President and Chairman of the Board. As of May 20, 2019, they were no longer a Related Entity. On December 9, 2016, the Company and a certain Related Entity closed the transactions contemplated by the Debt Exchange Agreement whereby the Company issued a certain Related Entity 8,536,585 shares of its common stock and a warrant to purchase an additional 1,000,000 shares to be exercised within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to a certain Related Entity as a result of bullion-related transactions. The warrant to purchase an additional 1,000,000 shares expired in December 2018 and was not exercised. As of December 31, 2019, the Company was obligated to pay $0 to the certain Related Entity as a trade payable and had a $0 receivable from the certain Related Entity. As of December 31, 2018, the Company was obligated to pay $3,088,973 to the certain Related Entity as a trade payable and had a $0 receivable from the certain Related Entity. For the year ended December 31, 2019 and 2018, the Company paid the Related Entities $61,869 and $149,540, respectively, in interest on the Company’s outstanding payable.

PART II

Item 8

Through a series of transactions reported on Schedule 13D on May 24, 2019, Truscott sold their 12,814,727 shares, 47.7% of DGSE Companies Common Stock to John R. Loftus. Mr. Loftus assumed all rights under the existing registration rights agreements. On the same day, Mr. Loftus contributed his 12,814,727 Common Stock shares to N10TR, LLC (“N10TR”) which is wholly owned by Mr. Loftus. Mr. Loftus, by virtue of his relationship with Eduro and N10TR may be deemed to indirectly beneficially own the Common Shares that Eduro and N10TR directly beneficially own. On the same day the Company entered into two (2) loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. The first note of $6,925,979, pursuant to the Echo Entities purchase agreement, is a 5-year promissory note amortized over 20 years at 6% annual interest rate. The second note of $3,074,021 paid off the accounts payable – related party balance to Elemetal as of May 20, 2019. The promissory note is a 5-year note amortized over 20 years at 6% annual interest rate. Both notes are being serviced by operational cash flow. For the year ended December 31, 2019 and 2018, the Company paid Mr. Loftus $325,749 and $0, respectively, in interest on the Company’s outstanding note payables, related party.

NOTE 17 — DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan covers substantially all employees who have completed one month of service. Participants can contribute up to 15 percent of their annual salary subject to Internal Revenue Service limitations. The Company matched 10% of the employee’s contribution up to 6% of the employee’s salary for the Fiscal 2019 and Fiscal 2018 plans.

NOTE 18 — SUBSEQUENT EVENTS

ECHG, LLC, wholly owned by the Company, entered into an agreement with CExchange, LLC on February 15, 2020, to lend $1,500,000 at eight and one-half percent (8.5%) interest only payments due quarterly. The loan matures on February 20, 2023. The parties also agreed to warrant and call-option agreements to acquire all of CExchange’s equity interests. CExchange is the leader in retail trade-in services, providing in-store and online solutions for most of the major consumer electronics retailers in the United States. CExchange helps retailers provide in-store trade in programs designed to allow customers to turn their old technology into new money at their retail stores in just a couple of minutes. This fits into the core business of the Echo Entities to refurbish and reuse cell phones. There is no assurance that the Company will exercise its warrant or call option.

The outbreak of COVID-19, coronavirus pandemic has already adversely affected global economic business conditions. Future sales on products like ours could decline due to increased commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the coronavirus pandemic, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted.

On February 18, 2020, the Company signed an agreement for the purchase of a retail building for its next Dallas Gold & Silver Exchange store, in Lewisville, Texas for $1.4 million. We expect to obtain a ten year, approximate three percent (3%) mortgage of eighty percent loan to value. There are provisional dates for inspections and there is no assurance that the Company will close the purchase of the building.

PART II

Items 9, 9A, 9B

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2019, our internal control over financial reporting is effective.

Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2019, no changes occurred that our management believes have materially affected, or are likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Envela Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envela Corporation (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 26, 2020

PART III

Items 10, 11, 12, 13, 14

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2020 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2020 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2020 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2020 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2020 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report

Index to Financial Statements

Note:	All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto. The information required by this Item pursuant to Item 601 of Regulation S-K is set forth on the financial statement index and exhibit index that follows the signature page of this report.

Index to Exhibits

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Articles of Incorporation dated September 17, 1965		X	8-A12G	June 23, 1999	3.1

3.2	Certificate of Amendment to Articles of Incorporation, dated October 14, 1981		X	8-A12G	June 23, 1999	3.2

3.3	Certificate of Resolution, dated October 14, 1981		X	8-A12G	June 23, 1999	3.3

3.4	Certificate of Amendment to Articles of Incorporation , dated July 15, 1986		X	8-A12G	June 23, 1999	3.4

3.5	Certificate of Amendment to Articles of Incorporation, dated August 23, 1998		X	8-A12G	June 23, 1999	3.5

3.6	Certificate of Amendment to Articles of Incorporation, dated June 26, 1992		X	8-A12G	June 23, 1999	3.6

3.7	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001		X	8-K	July 3, 2001	1.0

3.8	Certificate of Amendment to Articles of Incorporation, dated May 22, 2007		X	S-8	May 29, 2007	3.8

PART IV

Item 15

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number

3.9	Certificate of Amendment to Articles of Incorporation, dated December 7, 2016		X	10-K	April 14, 2017	3.9

3.10	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7

3.11	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1

3.12	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1

3.13	Certificate of Amendment to Articles of Incorporation, Dated December 12, 2019		X	8-K	December 16, 2019	3.1

4.1	Specimen Common Stock Certificate		X	S-4	February 26, 2007	4.1

4.2	Warrant to Purchase Shares Of Common Stock of DGSE Companies, Inc. issued to Elemetal, LLC dated December 9, 2016		X	8-K	December 13, 2016	4.1

10.1	Lock-up Agreement, dated September 11, 2012, by and among DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.2

10.2	Form of Option Grant Agreement		X	8-K	September 16, 2011	10.4

10.3	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.5

10.4	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	September 16, 2011	10.7

10.5	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	October 28, 2011	10.2

10.6	Office Space Lease, dated January 21, 2013, by and between 15850 Holdings, LLC and the Company		X	10-K	March 27, 2014	10.21

10.7	Payment Agreement, dated July 11, 2014		X	8-K	July 17, 2014	10.1

10.8	Offer Letter by and between DGSE and Matthew M. Peakes, dated September 4, 2015		X	8-K	September 11, 2015	10.1

PART IV

Item 15

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number

10.9	Consulting, Separation and Release of Claims Agreement by and between DGSE and James D. Clem, dated September 4, 2015		X	8-K	September 11, 2015	10.2

10.10	Offer Letter by and between DGSE and Nabil J. Lopez, dated October 29, 2015		X	8-K	October 29, 2015	10.1

10.11	Form of Indemnification Agreement between DGSE Companies, Inc. and each Officer and director of DGSE		X	8-K	February 12, 2016	10.1

10.12	Stock Purchase Agreement by and between DGSE Companies, Inc., Elemetal, LLC and NTR Metals, LLC dated June 20, 2016		X	8-K	June 22, 2016	10.1

10.13	Registration Rights Agreement by and among DGSE Companies, Inc., Elemetal, LLC, and NTR Metals, LLC dated as of December 9, 2016		X	8-K	June 22, 2016	10.3

10.14	Purchase agreement, dated May 20, 2019, by and between Echo Environmental, LLC, ITAD USA, LLC and Corrent Resources, LLC		X	8-K	May 24, 2019	10.1

10.15	Loan Agreement, dated May 20, 2019, by and between Corrent Resources, LLC and John R. Loftus		X	8-K	May 24, 2019	10.2

10.16	Loan Agreement, dated May 20, 2019, by and Between DGSE Companies, LLC and John R. Loftus		X	8-K	May 24, 2019	10.3

14.1	Business Conduct & Ethics Policy		X	10-K/A	2012	14.1

21.1	Subsidiaries of the Registrant		X	10-K	March 27, 2014	21.1

23.1	Consent of Whitley Penn LLP	X

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

PART IV

Item 15

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

PART IV

Item 16

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVELA CORPORATION

By:	/s/ JOHN R. LOFTUS	Dated: March 26, 2020
John R. Loftus
Chairman of the Board,
Chief Executive Officer,
(Principal Executive Officer)
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN R. LOFTUS	Dated: March 26, 2020
John R. Loftus
Chairman of the Board,
Chief Executive Officer,
(Principal Executive Officer)
President

By:	/s/ BRET A. PEDERSEN	Dated: March 26, 2020
Bret A. Pedersen
Chief Financial Officer
(Principal Accounting Officer)

By:	/s/ JOEL S. FRIEDMAN	Dated: March 26, 2020
Joel S. Friedman
Director

By:	/s/ ALEXANDRA C. GRIFFIN	Dated: March 26, 2020
Alexandra C. Griffin
Director

By:	/s/ JIM R. RUTH	Dated: March 26, 2020
Jim R. Ruth
Director

By:	/s/ ALLISON M.	Dated: March 26, 2020
Allison M. DeStefano
Director

