Form 10-Q
period 2020-03-31
Envela Corp
filed 2020-05-12
CIK 701719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                            For the quarterly period ended March 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19.285 million based on the closing sale price as reported on the NYSE American. As of March 31, 2020, there were 26,924,381 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)	(Unaudited)
Three Months Ended March 31,	2020	2019
Revenue:
Sales	$25,829,143	$16,019,530
Cost of goods sold	20,527,863	13,801,048

Gross margin	5,301,280	2,218,482

Expenses:
Selling, General & Administrative Expenses	3,825,200	1,741,340
Depreciation and Amortization	179,729	74,324

Total cost of revenue	4,004,929	1,815,664

Operating income	1,296,351	402,818
Other (income) expense, net	(41,690)	3,398
Interest expense	145,315	34,549

Income before income taxes	1,192,726	364,871
Income tax expense	18,577	10,236

Net income	$1,174,149	$354,635

Basic earnings per share:
Net income	$0.04	$0.01

Diluted earnings per share:
Net income	$0.04	$0.01

Weighted average shares outstanding:
Basic	26,924,381	26,924,381
Diluted	26,939,631	26,924,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,943,925	$4,510,660
Trade receivables, net of allowances	2,472,225	2,997,743
Inventories	9,397,523	9,509,454
Current right-of-use assets from operating leases	1,162,438	1,160,658
Prepaid expenses	336,147	172,834

Total current assets	17,312,258	18,351,349
Note receivable	1,500,000	-
Property and equipment, net	1,300,756	1,351,039
Goodwill	1,367,109	1,367,109
Intangible assets, net	3,293,673	3,394,073
Operating lease right-of-use assets	2,012,024	2,335,040
Other long-term assets	199,663	204,784
Total assets	$26,985,483	$27,003,394

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-Trade	$806,820	$1,467,845
Notes payable, related party	293,779	1,084,072
Current operating lease liabilities	1,161,157	1,175,109
Accrued expenses	929,730	916,509
Customer deposits and other liabilities	46,694	165,404

Total current liabilities	3,238,180	4,808,939
Notes payable, related party, less current portion	9,275,869	8,554,980
Long-term operating lease liabilities, less current portion	2,103,111	2,445,301
Total liabilities	14,617,160	15,809,220

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized;
26,924,381 shares issued and outstanding	269,244	269,244
Additional paid-in capital	40,172,677	40,172,677
Accumulated deficit	(28,073,598)	(29,247,747)

Total stockholders’ equity	12,368,323	11,194,174

Total liabilities and stockholders’ equity	$26,985,483	$27,003,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,	2020	2019
	(Unaudited)	(Unaudited)
Operations
Net income	$1,174,149	$354,635
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation, amortization, and other	179,729	74,324
Bad debt expense	-	30,000
Changes in operating assets and liabilities:
Trade receivables	525,519	(105,606)
Inventories	111,931	(550,567)
Prepaid expenses	(163,312)	(185,536)
Intangible Assets	-	(15,000)
Other assets	5,120	(451)
Accounts payable and accrued expenses	(647,804)	(564,868)
Accounts payable, related party	-	(13,853)
Operating leases	(34,907)	59,848
Customer deposits and other liabilities	(118,710)	(43,132)
Net cash provided by (used in) operations	1,031,715	(960,206)

Investing
Investment in note receivable	(1,500,000)	-
Purchase of property and equipment	(29,046)	(14,175)
Net cash used in investing	(1,529,046)	(14,175)

Financing
Payments on notes payable, related party	(69,404)	-
Net cash used in financing	(69,404)	-

Net change in cash and cash equivalents	(566,735)	(960,206)
Cash and cash equivalents, beginning of period	4,510,660	1,453,941
Cash and cash equivalents, end of period	$3,943,925	$493,735

Supplemental Disclosures
Cash paid during the period for:
Interest	$121,718	$34,549
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months ended March 31, 2019 and 2020
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balances at December 31, 2018	26,924,381	$269,244	-	$-	$40,172,677	$(32,028,460)	$8,413,461

Net Income	-	-	-	-	-	354,635	354,635

Balances at March 31, 2019
	26,924,381	$269,244	-	$-	$40,172,677	$(31,673,825)	$8,768,096

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balances at December 31, 2019	26,924,381	$269,244	-	$-	$40,172,677	$(29,247,747)	$11,194,174

Net Income	-	-	-	-	-	1,174,149	1,174,149

Balances at March 31, 2020
	26,924,381	$269,244	-	$-	$40,172,677	$(28,073,598)	$12,368,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated interim financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (the “Company” or “Envela”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the Commission’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (such fiscal year, “Fiscal 2019” and such Annual Report on Form 10-K, the “Fiscal 2019 10-K”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

NOTE 2 — PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

Envela and its subsidiaries engage in diverse business activities within the recommerce sector. These include recommercializing luxury hard assets, consumer electronics and IT equipment; and end-of-life recycling solutions. Envela assesses its inventory of recommerce purchases for their potential to be refurbished and resold as whole goods or component parts, or to be recycled for precious-metal value. Envela also offers comprehensive recycling solutions for a variety of other companies seeking responsibly to dispose of end-of-life products. Envela operates primarily via two recommerce business segments. Through DGSE, LLC the Company recommercializes luxury hard assets via Dallas Gold and Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands (collectively, “DGSE”). Through ECHG, LLC, the Company operates Echo Environmental Holdings, ITAD USA Holdings, and Teladvance (collectively, “ECHG”), which recommercialize primarily consumer electronics and IT equipment, and provide end-of-life recycling services for various companies across many industries. Envela conducts its recommerce operations at retail and wholesale levels, through distributors, resellers, dedicated stores and online. The Company also owns and operates other businesses and brands engaged in a variety of activities, as identified herein. Envela is a Nevada corporation, headquartered in Dallas, Texas.

During the first quarter of fiscal 2020, Envela revised the way we review our financial information to align more closely with the Company’s strategy to engage in diverse recommerce activities through two principle business units—DGSE and ECHG. The objective of segment reporting is to provide information about the different types of business activities in which a public entity engages. Although our Company’s overall strategy is recommerce we feel there are several distinct segments within recommerce. DGSE buys hard assets, and ECHG buys consumer electronics and IT equipment, for either resale or recycling. Envela will continue to report its revenue and operating expenses based on its DGSE and ECHG operating segments, and beginning in fiscal year 2020, Envela will disaggregate its revenue, within the operating segments, based on its resale and recycle presentation basis. The Company’s historical disaggregation of revenue has been recast to conform to our current presentation.

DGSE buys to resell or recycle luxury hard assets, including jewelry, diamonds, fine watches, rare coins and currency, precious-metal bullion, collectables and other valuables. DGSE reconditions items for resale as a whole good or component parts, or recycles them by refining their precious metals for sale. These metals include gold, silver, platinum and palladium. DGSE operates five stores at the wholesale and retail levels, transacting throughout the United States via its facilities in Texas and South Carolina.

For over 40 years, DGSE has been a destination location for those seeking value and liquidity in reselling or trading jewelry, and in recycling the precious metals of items it elects not to sell as a whole good or as component parts. DGSE’s in-house staff of experts, including horologists, gemologists and authenticators, inspect items for authenticity and value, and share their market knowledge with its customers.

ECHG buys consumer electronics and IT equipment for resale or recycling from businesses and other organizations, such as school districts. Items designated for resale as a whole or component parts get extended operational life by first erasing any existing data and then refurbishing them before resale. ECHG recycles goods by removing usable components for resale as components, or by extracting the goods’ valuable metals (or other materials) for sale to downstream recycling companies who further process our metal for subsequent resale. Our customers are companies and organizations that are based domestically and internationally.

ECHG also provides transportation and product tracking, when needed, as part of its comprehensive end-of-life recycling and responsible-disposal services. Our goal is to extend the useful life of electronics through recommerce whenever possible. Resale and reuse conserve energy and raw materials required to make new products and turn obsolete IT assets into revenue.

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

The Company operates its business as two operating and reportable segments under a variety of banners. As referenced above, DGSE includes Charleston Gold & Diamond Exchange and Dallas Gold & Silver Exchange. ECHG includes Echo Environmental Holdings, ITAD USA Holdings and Teladvance.

      NOTE 3 — ACCOUNTING POLICIES AND ESTIMATES

Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash equivalents, trade receivables, accounts payable and accrued expenses approximate fair value because of the immediate or short-term nature of these financial instruments. Notes payable, related party approximate fair value due to the market interest rate charged.

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

Goodwill

Goodwill is not amortized, but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to ECHG only and not the entire Company. ECHG has its own, separate financial information to perform goodwill impairment testing at least annually or if events indicate that those assets may be impaired. As a result of the current market and economic conditions related to COVID-19, in accordance with step 1 of the guidelines set forth in ASC 350-20-35-3A, the Company concluded there were no impairments of goodwill that resulted from triggering events due to COVID-19 as of March 31, 2020. The Company will continue to evaluate goodwill for the ECHG segment. For tax purposes, goodwill is amortized and deductible over fifteen years.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment changes to be based on the first step in today’s two-step impairment test, thus eliminating step two from the goodwill impairment test. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill impairment test. For public companies, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We adopted this pronouncement on January 1, 2020. There was no impact in our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The FASB issued several ASUs after ASU 2016-13 to clarify implementation guidance and to provide transition relief for certain entities. ASU 2016-13, due to Envela being a smaller reporting company, is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2016-13 and related amendments will have on its consolidated financial position, results of operations and cash flows.

NOTE 4 — INVENTORIES

A summary of inventories is as follows:

	March 31,	December 31,
	2020	2019
DGSE
Resale	$8,440,885	$8,213,551
Recycle	147,783	401,468

Subtotal	8,588,668	8,615,019

ECHG
Resale	202,512	351,958
Recycle	606,343	542,477

Subtotal	808,855	894,435

	$9,397,523	$9,509,454

      NOTE 5 — NOTE RECEIVABLE

ECHG, LLC, wholly owned by the Company, entered into an agreement with CExchange, LLC on February 15, 2020, to lend $1,500,000 bearing interest at eight and one-half percent (8.5%) with interest only payments due quarterly. The loan matures on February 20, 2023. The parties also agreed to warrant and call-option agreements to acquire all of CExchange’s equity interests. CExchange is the leader in retail trade-in services, providing in-store and online solutions for most of the major consumer electronics retailers in the United States. CExchange helps retailers provide in-store trade-in programs designed to allow customers to exchange their old technology for cash in minutes. This fits well with ECHG’s core business of refurbishing and reusing cell telephones. There is no assurance that the Company will exercise its warrant or call option.

A summary of note receivables is as follows:

	March 31,	March 31,
	2020	2019

Opening balance	$-	$-
Additions	1,500,000	-
Reductions	-	-

	$1,500,000	$-

      NOTE 6 — PROPERTY AND EQUIPMENT

 Property and equipment consist of the following:

	March 31,	December 31,
	2020	2019
DGSE
Land	$55,000	$55,000
Building and improvements	1,561,649	1,561,649
Machinery and equipment	1,045,200	1,039,013
Furniture and fixtures	453,699	453,699
Vehicles	22,859	-
	3,138,407	3,109,361
Less: accumulated depreciation	(1,965,489)	(1,904,948)

Sub-Total	1,172,918	1,204,413

ECHG
Building and improvements	81,149	81,149
Machinery and equipment	27,497	27,497
Furniture and fixtures	93,827	93,827
	202,473	202,473
Less: accumulated depreciation	(74,635)	(55,847)

Sub-Total	127,838	146,626

	$1,300,756	$1,351,039

NOTE 7 — ACQUISITION

On May 20, 2019, ECHG, LLC (f/k/a Corrent Resources, LLC), a wholly owned subsidiary of the Company, entered into an asset purchase agreement with each of Echo Environmental, LLC and its wholly owned subsidiary ITAD USA, LLC (collectively, “Sellers”), pursuant to which the Sellers agreed to sell all of their assets, rights and interests of Echo Environmental, LLC and ITAD USA, LLC the (the “Acquired Assets”) for $6,925,979 (the “Echo Transaction”). The Sellers were wholly owned subsidiaries of Elemetal, LLC (“Elemetal”). John R. Loftus is the Company’s CEO, President and Chairman and owned approximately one-third of the equity interests of Elemetal prior to the Echo Transaction. The Company also paid a closing fee of $85,756 that was not part of the purchase price allocation. The fee is included in selling, general and administrative expenses.

On the same day, Mr. Loftus became the largest beneficial owner of the Company’s stock by purchasing all of the Company’s stock beneficially owned by Elemetal. As part of the transaction of acquiring the stock from Elemetal, Mr. Loftus no longer owns an equity interest in Elemetal. As an interested party, Mr. Loftus was familiar with Sellers’ operations.

In connection with the Echo Transaction, on May 20, 2019, ECHG, LLC executed and delivered to Mr. Loftus, a promissory note to which ECHG, LLC borrowed from Mr. Loftus $6,925,979, the proceeds of which were used to purchase the Acquired Assets.

As part of the Echo Transaction, goodwill was realized of $1,367,109, which is the purchase price less the fair value of the net assets purchased, as shown in the purchase price allocation in the following table. Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to ECHG only and not the whole Company. For federal income tax purposes, goodwill is amortized and deductible over fifteen years.

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

The following pro forma combines the results of ECHG and the Company’s results of operations for the three months ended March 31, 2020 and 2019 as if they were combined the whole quarter:

	Combined	Pro forma Combined
	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(unaudited)	(unaudited)

Revenue	$25,829,143	$19,302,869

Income (loss) from continuing operations	$1,174,149	$(1,694,654)

Net income (loss)	$1,174,149	$(1,694,654)

Basic net income (loss) per common share	$0.04	$(0.06)

Diluted net income (loss) per common share	$0.04	$(0.06)

NOTE 8 — GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2020 and 2019, are as follows:

	March 31,	March 31,
	2020	2019

Opening balance	$1,367,109	$-
Additions	-	-
Acquisition adjustment	-	-
Impairment adjustment	-	-

Goodwill	$1,367,109	$-

NOTE 9 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2020	2019
DGSE
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(154,002)	(137,502)

Subtotal	217,350	233,850

ECHG
Trademarks	1,483,000	1,483,000
Customer Contracts	1,873,000	1,873,000
	3,356,000	3,356,000
Less: accumulated amortization	(279,677)	(195,777)

Subtotal	3,076,323	3,160,223

	$3,293,673	$3,394,073

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2020:

	DGSE	ECHG	Total

2020 (excluding the three months ended March 31, 2020)	$49,500	$251,700	$301,200
2021	66,000	335,600	401,600
2022	66,000	335,600	401,600
2023	35,850	335,600	371,450
2024	-	335,600	335,600
Thereafter	-	1,482,223	1,482,223

	$217,350	$3,076,323	$3,293,673

NOTE 10 — ACCRUED EXPENSES

      Accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
DGSE
Accrued interest	$7,220	$7,374
Professional fees	67,993	125,200
Board member fees	-	7,500
Insurance	43,121	30,508
Payroll	162,361	157,148
Property taxes	51,000	-
Sales tax	76,927	115,451
State income tax	49,995	33,907

Subtotal	458,617	477,088

ECHG
Accrued interest	16,376	16,724
Insurance	11,573	-
Professional fees	94,410	77,900
Payroll	145,423	79,342
Sales tax	11,271	7,852
Credit card	12,952	22,279
State income tax	38,111	27,963
Material & shipping costs (COGS)	140,997	207,361

Subtotal	471,113	439,421

	$929,730	$916,509

NOTE 11 — SEGMENT INFORMATION

During the first quarter of fiscal 2020, Envela revised the way it views its financial information to align more closely with the Company’s strategy to engage in diverse recommerce activities through two principle business units—DGSE and ECHG. DGSE buys hard assets, and ECHG buys consumer electronics and IT equipment, all for either resale or recycling. Envela will continue to report its revenue and operating expenses based on its DGSE and ECHG operating segments, and beginning in fiscal year 2020, Envela will disaggregate its revenue, within the operating segments, based on its resale and recycle presentation basis. The Company’s historical disaggregation of revenue has been recast to conform to our current presentation.

The DGSE segment includes Dallas Gold and Silver Exchange, having four locations throughout the Dallas/Ft Worth Metroplex, and Charleston Gold and Diamond Exchange, with one location in Charleston, South Carolina.

The ECHG segment includes Echo Environmental Holdings, ITAD USA Holdings and Teladvance. These three companies focus on reusing and recycling electronics. Echo and ITAD were added to the Company on May 20, 2019, and Teladvance was added on August 2, 2019, therefore there is not a comparison for the three months ending March 31, 2019.

We allocate a portion of certain corporate costs and expenses, including information technology, to our business segments that is included in Selling, General and Administrative (“SG&A”) expenses. Our management team evaluates each segment’s operating performance and allocates resources based on each segment’s profits. Allocation amounts are generally agreed upon by management, and may differ from arms-length allocations.

The following separates DGSE’s and ECHG’s financial results of operations for the three months ending March 31, 2020:

	For The Three Months Ended
	March 31, 2020
	DGSE	ECHG	Consolidated

Revenue:
Sales	$20,363,584	$5,465,559	$25,829,143
Cost of goods sold	17,999,402	2,528,461	20,527,863

Gross profit	2,364,182	2,937,098	5,301,280

Expenses:
Selling, general and administrative expenses	1,873,006	1,952,194	3,825,200
Depreciation and amortization	77,041	102,688	179,729

	1,950,047	2,054,882	4,004,929

Operating income	414,135	882,216	1,296,351

Other (income) expense:
Other (income) expense, net	(27,368)	(14,322)	(41,690)
Interest expense	44,793	100,522	145,315

Income before income taxes	396,710	796,016	1,192,726

Income tax expense	8,285	10,292	18,577

Net income	$388,425	$785,724	$1,174,149

NOTE 12 — REVENUE RECOGNITION

ASC 606 provided guidance to identify performance obligations for revenue-generating transactions. The initial step is to identify the contract with a customer created with the sales invoice or a repair ticket. Secondly, to identify the performance obligations in the contract as we promise to deliver the purchased item or promised repairs in return for payment or future payment as a receivable. The third step is determining the transaction price of the contract obligation as in the full ticket price, negotiated price or a repair price. The next step is to allocate the transaction price to the performance obligations as we designate a separate price for each item. The final step in the guidance is to recognize revenue as each performance obligation is satisfied.

Beginning in fiscal year 2020, Envela will disaggregate its revenue, within the operating segments, based on its resale and recycle presentation basis to more closely align with the Company’s activities. The Company’s historical disaggregation of revenue has been recast to conform to our current presentation.

The following disaggregation of total revenue is listed by sales category and segment:

CONSOLIDATED	Three Months Ended March 31,
	2020			2019
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$18,541,897	$2,047,433	11.0%	$14,801,379	$2,033,435	13.7%
Recycled	1,821,687	316,749	17.4%	1,218,151	185,047	15.2%

Subtotal	20,363,584	2,364,182	11.6%	16,019,530	2,218,482	13.8%

ECHG
Resale	3,526,228	1,420,176	40.3%	-	-	-
Recycled	1,939,331	1,516,922	78.2%	-	-	-

Subtotal	5,465,559	2,937,098	53.7%	-	-	-

	$25,829,143	$5,301,280	20.5%	$16,019,530	$2,218,482	13.8%

DGSE recognizes revenue from its over-the-counter retail and resale transactions, and its wholesale- dealer transactions when the merchandise is delivered and payment is made (whether immediate or via receivable obligation at one of our retail stores). We also recognize revenue upon the shipment of goods when resale and wholesale customers have fulfilled their obligation to pay or promise to pay through e-commerce or telephone sales. We account for shipping and handling costs as fulfillment costs after customers obtain control of the goods. We recycle material deemed to be past its useful life primarily to recover its precious-metal content. This material is sold to a Dallas-based refiner that was a related party until May 20, 2019. We recognize revenue from these recycling sales when we receive payment.

DGSE offers layaway purchases, requiring a deposit, a 25% payment within two weeks, and full payment of the remaining balance within 90 days after the deposit. If customers fail to make either the 25% payment or final-balance payment within 90 days, then the items are returned to inventory, and such customers forfeit any payments made. We recognize revenue for layaway sales when the items are paid in full and delivered to the customers, or upon payment forfeiture.

Sales of fine watches; bullion; clearance/final-sale items; and custom, sized or engraved items are final. All other purchased items may be returned by customers to DGSE within 30 days from purchase for a full refund, less a 10% restocking fee. Returns are accounted for as reversals of the original transactions, with the effect of reducing revenues and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2019 sales based on historical returns and reduced our reported revenues and cost of sales accordingly. Our return allowance for 2019 and as of March 31, 2020 remained the same for both periods, approximately $28,000.

In limited circumstances, for wholesale dealers or resale customers, DGSE exchanges resale items for (a) similar resale items, or (b) similar resale items plus money payment. We recognize revenue for these exchanges in accordance with Accounting Standards Codification (“ASC”) 845, Nonmonetary Transactions. For resale item/resale item exchanges, without payments, we do not recognize any revenue; the basis of the resale items relinquished becomes the basis of the resale items received, less any indicated impairment of value of the resale items relinquished. For resale item/resale item-plus- payment exchanges, we recognize revenue to the extent of payments received, and determine the cost of sale based on the ratio of payments received to payments plus items received, multiplied by the cost of items surrendered.

ECHG has several revenue streams and recognize revenue according to ASC 606 at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to customers. The revenue streams are described below.

Resale transactions are recorded when product is shipped. Revenue is recognized when prices are established, terms agreed, and products shipped (i.e., upon ECHG fulfilling its performance obligations). ECHG typically requires resale customers to make prepayment based on an agreed commodity price. ECHG releases shipments upon confirming payment receipt and recognizes revenue on the shipping date. If payment is received on the last day of a month, and shipment occurs the following day, the payment is deferred revenue, recognized the following month when the shipment is made.

ECHG recycles material deemed to be past its useful life to recover precious and other non-ferrous metals. As part of its recycling operations, ECHG recognizes refining revenue when its performance obligations are satisfied, i.e., when its inventory arrives at the agreed destination and control of the contracted goods is transferred to the refiner. Our initial invoice is recognized in full when our performance obligation is satisfied, as referenced above. Under the guidance of ASC 606, an estimate of the variable consideration that we expect to receive is included in the transaction price, stated at the current precious-metal spot price and precious-metal weight. We adjust revenue in the period once the underlying metal’s weight and any movement in metal spot price is resolved, generally within six weeks. Adjustments from resolving the underlying uncertainty is netted with the remaining 40% due under the original contract.

ECHG also provides recycling services under agreed scopes of work. It recognizes services based on the number of units processed at a preset price per unit. ECHG produces weekly activity reports reflecting numbers of units processed; revenue is recognized based on billing from the weekly reports. ECHG performs recycling services either at its facilities or at clients’ facilities, as confirmed in the scope of work, together with the associated costs and payment terms.

NOTE 13 — LEASES

When ASC 842 lease provision was first adopted by the Company on January 1, 2019, we recognized $1,994,840 of operating lease right-of-use assets, $446,462 in short-term operating lease liabilities and $1,609,891 in long-term operating lease liabilities on our consolidated balance sheet. Operating lease liabilities were determined based on the present value of remaining minimum rental payments, and operating lease right-of-use assets were determined based on the value of lease liabilities, adjusted for deferred rent balances of $61,500, which were previously included in other liabilities.

Due to the Echo Transaction referenced in Note (7), we recognized an additional $2,350,781 of operating lease right-of-use assets, $703,523 in short-term operating lease liabilities and $1,647,258 in long-term operating lease liabilities on our consolidated balance sheet. Operating lease liabilities were determined based on the present value of remaining minimum rental payments, and operating lease right-of-use assets were determined based on the value of lease liabilities.

In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842 requires us to use the interest rate that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. If we cannot readily determine the discount rate implicit in lease agreements, we utilize our incremental borrowing rate.

The Company has seven operating leases—six in the Dallas/Fort Worth Metroplex and one in Charleston, South Carolina. Two leases expire this year. Our DGSE Southlake, Texas lease expires July 31, 2020, with no renewal options, therefore we will evaluate whether to continue leasing in this location. DGSE’s flagship-store lease at 13022 Preston Road, Dallas, Texas will expire October 31, 2021, with no current renewal options. DGSE’s Grand Prairie, Texas lease expires June 30, 2022, and has no current renewal options. DGSE’s Charleston, South Carolina lease expires April 30, 2025, with no additional renewal options. We just extended our DGSE Euless, Texas lease through June 30, 2025 with an option for an additional five years. ECHG’s lease on Belt Line Road in Addison, Texas expires on December 31, 2020, with an initial 24-month renewal option, and a second renewal option for an additional 60 months. A portion of this building is sublet, and the rent received is applied against the rental expense for the building. ECHG’s lease for ITAD on McKenzie Drive in Carrollton, Texas expires July 31, 2021 and has no renewal option. All of the Company’s seven leases are triple net, for which it pays its proportionate share of common area maintenance, property taxes and property insurance. Leasing costs for the three months ending March 31, 2020 and 2019 were $306,537 and $174,347, respectively, comprised of a combination of minimum lease payments and variable lease costs.

As of March 31, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.4 years and 5.5%, respectively. The Company’s future operating lease obligations that have not yet commenced are immaterial. For the three months ending March 31, 2020 and 2019, the Company’s cash paid for operating lease liabilities was $335,227 and $133,791, respectively.

Future annual minimum lease payments as of March 31, 2020:

Operating
Leases
DGSE
2020 (excluding the three months ending March 31, 2020)	$382,608
2021	479,162
2022	235,674
2023	212,854
2024	213,884
2025 and thereafter	64,087

Total minimum lease payments	1,588,269
Less imputed interest	(163,368)

Subtotal	1,424,901

ECHG
2020 (excluding the three months ending March 31, 2020)	596,190
2021	736,320
2022	644,702

Total minimum lease payments	1,977,212
Less imputed interest	(137,845)

Subtotal	1,839,367

$3,264,268

NOTE 14 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted weighted average common shares for the three months ended March 31, 2020 and 2019 is as follows:

	For the Three Months Ended
	March 31,
	2020	2019

Basic weighted average shares	26,924,381	26,924,381
Effect of potential dilutive securities	15,250	-
Diluted weighted average shares	26,939,631	26,924,381

For the three months ended March 31, 2020 and 2019, there were 15,250 and 15,250 Common Stock options, warrants, and Restricted Stock Units (RSUs) unexercised, respectively.

NOTE 15 — LONG-TERM DEBT

	Outstanding Balance
	March 31,	December 31,	Current
	2020	2019	Interest Rate	Maturity
DGSE
Note payable, related party (1)	$2,928,210	$2,949,545	6.00%	May 16, 2024

ECHG
Note payable, related party (1)	6,641,438	6,689,507	6.00%	May 16, 2024

Sub-Total	9,569,648	9,639,052

Current portion	293,779	1,084,072

	$9,275,869	$8,554,980

(1) On May 20, 2019, the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. ECHG, LLC (f.k.a. Corrent Resources, LLC) executed a 5-year, $6,925,979 note for the Echo Transaction, amortized over 20 years at a 6% annual interest rate. DGSE, LLC (f.k.a. DGSE Companies, LLC) executed a 5-year, $3,074,021 note to pay off the accounts payable – related party balance to Elemetal, LLC as of May 20, 2019. That promissory note is also amortized over 20 years at a 6% annual interest rate. An error was made on the original promissory loan documents for both DGSE and ECHG notes. Originally, the DGSE note stated the total monthly interest and principal payment due was $41,866 and the monthly ECHG interest and principal payment due was $94,327. The correct total of interest and principal payments due monthly on the revised note for DGSE is $22,203. The correct total of interest and principal payments due monthly on the revised note for ECHG is $49,646. The allocation between short-term and long-term Notes payable, related party was adjusted accordingly starting with the three months ending March 31, 2020.

Future scheduled principal payments of our note payables, related party, as of March 31, 2020 are as follows:

Note payable, related party - DGSE

Year Ending December 31,	Amount

2020 (excluding the three months ended March 31, 2020)	67,184
2021	95,243
2022	101,117
2023	107,354
2024	2,557,312

Subtotal	2,928,210

Note payable, related party - ECHG

Year Ending December 31,	Amount

2020 (excluding the three months ended March 31, 2020)	149,580
2021	212,086
2022	225,167
2023	239,055
2024	5,815,550

Subtotal	6,641,438

9,569,648

NOTE 16 — STOCK-BASED COMPENSATION

The Company accounts for share-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows.

NOTE 17 — RELATED PARTY TRANSACTIONS

The Company has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (“Related Party”). Under this policy, all Related Party transactions are identified and approved prior to their consummation to ensure they are consistent with the Company’s and the stockholders’ best interests. Among other factors, the Company’s Board considers the size and duration of the transaction, the nature and interest of the of the Related Party in the transaction, whether the transaction may involve a conflict of interest, and if the transaction is on terms that are at least as favorable to the Company as would be available in a comparable transaction with an unaffiliated third party. Envela’s Board reviews all Related Party transactions at least annually to determine if they are in the best interest of the Board and of the Company’s stockholders to continue, modify, or terminate any Related Party transactions. Envela’s Related Person Transaction Policy is available for review in its entirety under the “Investors” menu of the Company’s corporate relations website at www.envela.com.

Through a series of transactions beginning in 2010, Elemetal, NTR Metals, LLC (“NTR”) and Truscott Capital, LLC (“Related Entities”) became the largest shareholders of our Common Stock. NTR transferred all of its Common Stock to Eduro Holdings, LLC (“Eduro”) on August 29, 2018. A certain Related Entity has been the Company’s primary refiner and bullion trading partner. For the three months ended March 31, 2019, the certain Related Entity accounted for 4% of sales and 6% of purchases. For the three months ended March 31, 2020, they were no longer a related party. On May 20, 2019, through a series of transactions, the Related Entities sold their shares of the Company to John R. Loftus, the Company’s CEO, President and Chairman of the Board. As of May 20, 2019, they were no longer Related Entities. As of March 31, 2020, the Company was obligated to pay $0 to the certain Related Entity as a trade payable, and had a $0 receivable from the certain Related Entity. As of March 31, 2019, the Company was obligated to pay $3,075,120 to the certain Related Entity as a trade payable and had a $0 receivable from the certain Related Entity. For the three months ended March 31, 2020 and 2019, the Company paid the Related Entities $0 and $34,549, respectively, in interest on the Company’s outstanding payable.

Through a series of transactions reported on Schedule 13D on May 24, 2019, Truscott sold its 12,814,727 shares, 47.7% of DGSE Companies Common Stock to John R. Loftus. Mr. Loftus assumed all rights under the existing registration rights agreements. On the same day, Mr. Loftus contributed his 12,814,727 Common Stock shares to N10TR, LLC (“N10TR”), which is controlled by Mr. Loftus. Mr. Loftus, by virtue of his relationship with Eduro and N10TR may be deemed to indirectly beneficially own the Common Shares that Eduro and N10TR directly beneficially own. On the same day, the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. ECHG, LLC (f.k.a. Corrent Resources, LLC) executed a 5-year, $6,925,979 note for the Echo Transaction, amortized over 20 years at a 6% annual interest rate. DGSE, LLC (f.k.a. DGSE Companies, LLC) executed a 5-year, $3,074,021 note to pay off the accounts payable – related party balance to Elemetal, LLC as of May 20, 2019. That promissory note is also amortized over 20 years at a 6% annual interest rate. Both notes are being serviced by operational cash flow. For the three months ended March 31, 2020 and 2019, the Company paid Mr. Loftus $145,315 and $0, respectively, in interest on the Company’s outstanding note payables, related party.

 NOTE 18 — SUBSEQUENT EVENTS

On February 18, 2020, the Company signed an initial agreement for the purchase of a retail building for its next Dallas Gold & Silver Exchange location, in Lewisville, Texas for $1.4 million. We have sought and received an extension of time until May 11, 2020 to complete the associated inspections and due diligence. We expect to close the purchase of the retail building during the second fiscal quarter of 2020. We also expect to obtain a ten-year, approximately 3% mortgage of eighty percent loan to value. There is no assurance that the Company will close the building purchase.

The coronavirus disease 2019 (COVID-19) pandemic has adversely affected global economic business conditions. Future sales on products like ours could decline due to increased commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the coronavirus pandemic, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted, and the Company believes additional liquidity is necessary to support ongoing operations during this period of uncertainty. The Company applied and received approval for an approximately $1.67 million, 1% interest, federally backed loan intended to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic (the “Federal Loan”). The loan is forgivable to the extent that certain criteria are met.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “Envela” refer to the consolidated business operations of Envela Corporation, the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2019 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

The COVID-19 pandemic’s effects, including limited Company operations and dramatic changes in consumer behavior, led to a marked decline in sales during the second half of March and significantly affected the Company's first-quarter results.

 Although retail investors’ demand for precious-metal coins appears to have contributed to higher gold prices, jewelry consumption and recycled-gold supply plunged during the first quarter as consumers were confined to their homes for some of the quarter in an effort to stem the spread of coronavirus, according to the World Gold Council (“WGC”). Over the longer term, the WGC believes that recycled-gold volumes could likely rise once restrictions are lifted, with consumers looking for liquid assets—such as gold—to help alleviate economic hardship caused by the lockdown.

The following disaggregation of total revenue is listed by sales category and segment:

CONSOLIDATED	Three Months Ended March 31,
	2020			2019
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$18,541,897	$2,047,433	11.0%	$14,801,379	$2,033,435	13.7%
Recycled	1,821,687	316,749	17.4%	1,218,151	185,047	15.2%

Subtotal	20,363,584	2,364,182	11.6%	16,019,530	2,218,482	13.8%

ECHG
Resale	3,526,228	1,420,176	40.3%	-	-	-
Recycled	1,939,331	1,516,922	78.2%	-	-	-

Subtotal	5,465,559	2,937,098	53.7%	-	-	-

	$25,829,143	$5,301,280	20.5%	$16,019,530	$2,218,482	13.8%

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

Revenues. Revenues related to DGSE’s continuing operations increased by $4,344,054 or 27%, during the three months ended March 31, 2020, to $20,363,584, as compared to $16,019,530 during the same period in 2019. Resale revenue, such as bullion, jewelry, watches and rare coins, increased $3,740,518, or 25%, during the three months ended March 31, 2020, to $18,541,897, as compared to the $14,801,379 for the prior three months ended March 31, 2019. Recycled-material sales increased 50% to $1,821,687 for the three months ended March 31, 2020, as compared to $1,218,151, for the three months ended March 31, 2019. Revenues increased for resale items for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to higher gold prices. The increase in recycled-materials revenue is primarily due to the increase in gold prices. Revenue related to ECHG for the three months ended March 31, 2020 was $5,465,559. Recycled-material sales accounted for 58% of the total sales at $3,173,761, and resale revenue accounted for 42% of the total sales at $2,291,798.

Gross Profit. Gross Profit related to DGSE’s operations for the three months ended March 31, 2020, increased by $145,700 to $2,364,182 as compared to $2,218,482 during the same period in 2019. The increase in total gross profit was due primarily to the increase in sales velocity for the resale items and the recycled materials. Even though there were additional revenues for the resale items, there were also lower gross-margin percentages due to the change in market conditions.

Gross Profits related to ECHG support a larger profit margin compared to the DGSE segment. ECHG’s profit margin of $2,937,098 on $5,465,559 sales comprises 53.7% overall.

Selling, General and Administrative Expenses. For the three months ended March 31, 2020, Selling, General and Administrative (“SG&A”) expenses for DGSE increased $131,666, or 7.6%, to $1,873,006, as compared to $1,741,340 during the same period in 2019. The increase in SG&A was primarily due to increased corporate expenses loaded to both the DGSE and ECHG segments.

The SG&A expenses for ECHG totaled $1,952,194, which primarily consists of payroll, payroll taxes and employee benefits of $1,104,418; rent and variable rent costs, net of sublet income, of $136,232; warehouse and office supplies of $35,803; insurance costs of $23,068; travel expenses of $23,772; professional fees of $44,650; and other administrative expenses totaling $226,430.

Depreciation and Amortization. For the three months ended March 31, 2020, depreciation and amortization expense for DGSE was $77,041, compared to $74,324 for the same period in 2019, an increase of $2,717, or 3.6%. The increase of $2,717 from the three months ending March 31, 2020 compared to the three months ending March 31, 2019 is primarily due to a vehicle purchase during the quarter.

The Depreciation and Amortization expense for ECHG consisted of depreciation of $18,788 and amortization of $83,900 for the three months ending March 31, 2020. Amortization for the three months ended March 31, 2020 is the amortization of intangibles from the Purchase Price Allocation.

Interest Expense. For the three months ended March 31, 2020, interest expense for DGSE was $44,793, an increase of $10,236, or 29%, compared to $34,549 during the same period in 2019. The increase is primarily due to an increased interest rate on the note payable - trade, related party, that paid off the accounts payable, related party, outstanding balance of $2,928,210 as of March 31, 2020.

The interest expense for ECHG was $100,522 for the three months ending March 31, 2020, which was related to the note payable, related party, with an outstanding balance of $6,641,438 as of March 31, 2020.

Income Tax Expense. For the three months ending March 31, 2020, our income tax expense was $18,577, an increase of $8,341, or 81%, compared to $10,236 for the three months ending March 31, 2019. The effective income tax rate was 1.6% and 2.9% for the three months ending March 31, 2020 and 2019, respectively. Differences between our effective income tax rate and the U.S federal statutory rate are the result of state taxes, non-deductible expenses, changes in reserves for uncertain tax positions and unused NOL carryforwards.

Net Income. We recorded a net income of $1,174,149 for the three months ended March 31, 2020, compared to a net income of $354,635 for the three months ended March 31, 2019, an increase in net income of $819,514, which is due primarily from the addition of ECHG adding $785,724 of net income for the three months ended March 31, 2020.

Earnings Per Share. For the three months ending March 31, 2020, our net income per basic and diluted shares attributable to common stockholders was $.04, compared to $.01 per basic and diluted shares for the three months ending March 31, 2019, an increase of $.03 per share. The increase is primarily due to the addition of ECHG’s net income for the three months ending March 31, 2020.

Liquidity and Capital Resources

During the three months ended March 31, 2020, cash flows provided from operating activities totaled $1,031,715, and during the three months ended March 31, 2019 cash flows used in operating activities totaled $960,206, an increase of $1,991,921. Cash provided from operating activities for the three months ended March 31, 2020, was driven largely by the reduction of trade receivables of $525,519, a reduction of inventories of $111,931 and net income added to non-cash items of depreciation and amortization of $1,353,878, offset by a decrease in accounts payable and accrued expenses of $647,804, an increase in prepaid expenses of $163,312 and a reduction of customer deposits and other liabilities of $118,710. Cash used in operating activities for the three months ended March 31, 2019, was driven largely by the reduction of accounts payable and accrued expenses of $564,868, the increase of inventories of $550,567, the increase in trade receivables of $105,606 and the increase in prepaid expenses of $185,536, offset by net income, without non-cash items of depreciation, amortization, bad debt expense of $458,959.

During the three months ended March 31, 2020 and 2019, cash flows used in investing activities totaled $1,529,046 and $14,175, respectively, an increase of $1,514,871. The use of cash in investing activities during the three months ended March 31, 2020 was primarily due to investing in a note receivable of $1,500,000 to CExchange. The use of cash in investing activities during the three months ended March 31, 2019 was the result of purchasing of equipment.

During the three months ended March 31, 2020 and 2019, cash flows used in financing activities totaled $69,404 and $0, respectively, an increase of $69,404. The use of cash in financing activities during the three months ended March 31, 2020 was payments made against the notes payable, related party.

The COVID-19 pandemic has adversely affected global economic business conditions. Future sales of products like ours could decline due to increased commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the coronavirus pandemic, the ultimate impact, including the impact on our liquidity and capital resources, is highly uncertain and subject to change. The duration of any such impact cannot be predicted, and the Company believes additional liquidity is necessary to support ongoing operations during this period of uncertainty. We have applied and received approval for the Federal Loan to provide approximately $1.67 million in additional liquidity. On May 17, 2019, the Company secured a one-year, $1,000,000 revolving line of credit loan from Texas Bank and Trust Co. The loan agreement includes a 30-day clean-up provision. Although Texas Bank and Trust Co. has communicated approval of a two-year extension and increased credit limit for this credit line, the Company is awaiting definitive documents reflecting these terms. If not renewed, the existing credit line will expire on May 17, 2020. From time to time we adjust our inventory levels to meet seasonal demand or working-capital requirements. Management believes we have sufficient capital resources (including the Federal Loan) to meet working-capital requirements. If additional working capital is required, we will seek additional loans from individuals or other commercial banks. The availability of such loans on acceptable terms is uncertain.

We expect our capital expenditures to total approximately $50,000 during the next twelve months. These expenditures will be largely driven by miscellaneous equipment needed to recycle electronic waste.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, conducted an evaluation, as of the end of the period covered by the Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2020, the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in that the reports that we file or submit under the Exchange Act and are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company's business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

ITEM 1A.
RISK FACTORS

Because we are a “smaller reporting company”, we are not required to disclose the information required by this item. Although we are not required to address this item, we feel it is prudent to do so.

On March 11, 2020, the World Health Organization announced that infections of the coronavirus COVID-19 had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of widespread infection in the United States and abroad. National, state and local authorities have recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic-stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States will soon enter a recession.

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

The coronavirus pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable reductions in demand for certain of our products and services.

DGSE’s business, similar to the jewelry industry overall, is affected by fluctuations in precious-metals prices. Such fluctuations, particularly with respect to gold, which accounts for the majority of DGSE’s merchandise costs, could adversely impact its earnings and cash availability. Additionally, DGSE depends on purchasing products and materials from secondary markets. At any given time, we may be unable to obtain an adequate supply of products and materials at prices or other terms acceptable to us.

ECHG’s recycling business is affected by precious and other non-ferrous metals’ prices, which fluctuate based upon global supply-and-demand dynamics, among other things, with the greatest impact relating to gold. Additionally, ECHG depends on purchasing products and materials from secondary markets. At any given time, we may be unable to obtain an adequate supply of products and materials at prices and other terms acceptable to us. Compliance with future environmental laws and regulations, or current environmental laws and regulations reinterpreted in the future, could result in costs that have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

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

ENVELA CORPORATION (Registrant)
Date: May 12, 2020	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2020		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)