Form 10-Q
period 2020-06-30
Envela Corp
filed 2020-08-06
CIK 701719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $46.647 million based on the closing sale price as reported on the NYSE American. As of June 30, 2020, there were 26,924,381 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2020	2019	2020	2019
Revenue:
Sales	$20,545,607	$20,937,437	$46,374,750	$36,956,967
Cost of goods sold	16,074,349	17,572,122	36,602,212	31,373,170

Gross margin	4,471,258	3,365,315	9,772,538	5,583,797

Expenses:
Selling, General & Administrative Expenses	3,616,670	2,676,240	7,441,870	4,417,581
Depreciation and Amortization	179,706	85,348	359,435	159,672

Total cost of revenue	3,796,376	2,761,588	7,801,305	4,577,253

Operating income	674,882	603,727	1,971,233	1,006,544
Other income, net	(51,866)	(56,728)	(93,556)	(53,330)
Interest expense	144,297	57,509	289,612	92,058

Income before income taxes	582,451	602,946	1,775,177	967,816
Income tax expense	16,277	13,419	34,854	23,654

Net income	$566,174	$589,527	$1,740,323	$944,162

Basic earnings per share:
Net income	$0.02	$0.02	$0.07	$0.04

Diluted earnings per share:
Net income	$0.02	$0.02	$0.07	$0.04

Weighted average shares outstanding:
Basic	26,924,381	26,924,381	26,924,381	26,924,381
Diluted	26,939,631	26,924,381	26,939,631	26,924,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,052,617	$4,510,660
Trade receivables, net of allowances	2,857,515	2,997,743
Inventories	9,364,073	9,509,454
Current right-of-use assets from operating leases	1,165,444	1,160,658
Prepaid expenses	1,442,353	172,834

Total current assets	19,882,002	18,351,349
Note receivable	1,500,000	-
Property and equipment, net	1,223,062	1,351,039
Goodwill	1,367,109	1,367,109
Intangible assets, net	3,191,661	3,394,073
Operating lease right-of-use assets	1,718,297	2,335,040
Other long-term assets	300,478	204,784

Total assets	$29,182,609	$27,003,394

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$829,843	$1,467,845
Notes payable, related party	298,014	1,084,072
Notes payable	1,668,200	-
Current operating lease liabilities	1,194,553	1,175,109
Accrued expenses	723,113	916,509
Customer deposits and other liabilities	534,915	165,404

Total current liabilities	5,248,638	4,808,939
Notes payable, related party, less current portion	9,202,355	8,554,980
Long-term operating lease liabilities, less current portion	1,797,119	2,445,301

Total liabilities	16,248,112	15,809,220

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,381 shares issued and outstanding	269,244	269,244
Additional paid-in capital	40,172,677	40,172,677
Accumulated deficit	(27,507,424)	(29,247,747)

Total stockholders’ equity	12,934,497	11,194,174

Total liabilities and stockholders’ equity	$29,182,609	$27,003,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2020	2019
	(Unaudited)	(Unaudited)
Operations
Net income	$1,740,323	$944,162
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation, amortization, and other	359,435	159,672
Bad debt expense	-	30,000
Changes in operating assets and liabilities:
Trade receivables	140,228	(361,079)
Inventories	145,381	(138,509)
Prepaid expenses	(1,269,517)	(248,178)
Other assets	(95,695)	(55,700)
Accounts payable and accrued expenses	(831,398)	(949,957)
Accounts payable, related party	-	(3,074,021)
Operating leases	(16,782)	105,764
Customer deposits and other liabilities	369,511	(74,322)

Net cash provided by (used in) operations	541,486	(3,662,168)

Investing
Investment in note receivable	(1,500,000)	-
Intangible assets	-	(30,000)
Acquisition of the Echo Entities, net of cash acquired	-	(5,770,350)
Purchase of property and equipment	(29,046)	(91,441)

Net cash used in investing	(1,529,046)	(5,891,791)

Financing
Financing for the acquisition of the Echo Entities	-	6,925,979
Financing to pay off accounts payable, related party	-	3,074,021
Proceeds from Paycheck Protection Program Note	1,668,200	-
Payments on notes payable, related party	(138,683)	(225,653)

Net cash provided by financing	1,529,517	9,774,347

Net change in cash and cash equivalents	541,957	220,388
Cash and cash equivalents, beginning of period	4,510,660	1,453,941

Cash and cash equivalents, end of period	$5,052,617	$1,674,329

Supplemental Disclosures
Cash paid during the period for:
Interest	$291,845	$92,058
Income taxes	$-	$43,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months ended June 30, 2019 and 2020
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	TotalStockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at March 31, 2019	26,924,381	$269,244	-	$-	$40,172,677	$(31,673,825)	$8,768,096

Net Income	-	-	-	-	-	589,527	589,527

Balances at June 30, 2019	26,924,381	$269,244	-	$-	$40,172,677	$(31,084,298)	$9,357,623

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	TotalStockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at March 31, 2020	26,924,381	$269,244	-	$-	$40,172,677	$(28,073,598)	$12,368,323

Net Income	-	-	-	-	-	566,174	566,174

Balances at June 30, 2020	26,924,381	$269,244	-	$-	$40,172,677	$(27,507,424)	$12,934,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months ended June 30, 2019 and 2020
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2018	26,924,381	$269,244	-	$-	$40,172,677	$(32,028,460)	$8,413,461

Net Income	-	-	-	-	-	944,162	944,162

Balances at June 30, 2019	26,924,381	$269,244	-	$-	$40,172,677	$(31,084,298)	$9,357,623

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2019	26,924,381	$269,244	-	$-	$40,172,677	$(29,247,747)	$11,194,174

Net Income	-	-	-	-	-	1,740,323	1,740,323

Balances at June 30, 2020	26,924,381	$269,244	-	$-	$40,172,677	$(27,507,424)	$12,934,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated interim financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (the “Company” or “Envela”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (such fiscal year, “Fiscal 2019” and such Annual Report on Form 10-K, the “Fiscal 2019 10-K”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

NOTE 2 — PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

Envela and its subsidiaries engage in diverse business activities within the recommerce sector. These include recommercializing luxury hard assets, consumer electronics and IT equipment; and end-of-life recycling solutions. Envela assesses its inventory of recommerce purchases for their potential to be refurbished and resold as whole goods or component parts, or to be recycled for precious-metal value. Envela also offers comprehensive recycling solutions for a variety of other companies seeking responsibly to dispose of end-of-life products. Envela primarily operates via two recommerce business segments. Through DGSE, LLC the Company recommercializes luxury hard assets via Dallas Gold and Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express (collectively, “DGSE”). Through ECHG, LLC, the Company operates Echo Environmental Holdings (“Echo”), ITAD USA Holdings (ITAD” and together with Echo, the “Echo Entities”), and Teladvance (together with the Echo Entities, “ECHG”), which primarily recommercializes consumer electronics and IT equipment, and provide end-of-life recycling services for various companies across many industries. Envela conducts its recommerce operations at retail and wholesale levels, through distributors, resellers, dedicated stores and online. The Company also owns and operates other businesses and brands engaged in a variety of activities, as identified herein. Envela is a Nevada corporation, headquartered in Dallas, Texas.

During the first quarter of fiscal 2020, we revised the way we review and report our financial information to align more closely with the Company’s strategy to engage in diverse recommerce activities through two principle business units—DGSE and ECHG. The objective of segment reporting is to provide information about the different types of business activities in which a public entity engages. Although the Company’s overall strategy is recommerce we feel there are several distinct segments within recommerce. DGSE buys hard assets, and ECHG buys consumer electronics and IT equipment, for either resale or recycling, each of which constitutes a distinct segment within recommerce. Envela continues to report its revenue and operating expenses based on its DGSE and ECHG operating segments, and beginning in fiscal year 2020, disaggregated its revenue, within the operating segments, based on its resale and recycle presentation basis. The Company’s historical disaggregation of revenue has been recast to conform to our current presentation.

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

ECHG buys consumer electronics and IT equipment for resale or recycling from businesses and other organizations, such as school districts. Items designated for resale as a whole or as component parts get extended operational life by first erasing any existing data and then refurbishing them before resale. ECHG recycles goods by removing usable components for resale as components, or by extracting the valuable metals (or other materials) for sale to downstream recycling companies who further process the metal for subsequent resale. Our customers include companies and organizations that are based domestically and internationally.

ECHG also provides transportation and product tracking, when needed, as part of its comprehensive end-of-life recycling and responsible-disposal services. Our goal is to extend the useful life of electronics through recommerce whenever possible. Resale and reuse conserves energy and raw materials required to make new products and turn obsolete IT assets into revenue.

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

      NOTE 3 — ACCOUNTING POLICIES AND ESTIMATES

Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash equivalents, trade receivables, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term nature of these financial instruments.  Note receivable, note payable and notes payable, related party approximate fair value due to the market interest rate charged.

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

Goodwill

Goodwill is not amortized, but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to ECHG only and not the entire Company. ECHG has its own, separate financial information to perform goodwill impairment testing at least annually or if events indicate that those assets may be impaired. As a result of the current market and economic conditions related to COVID-19, in accordance with step 1 of the guidelines set forth in Accounting Standards Codification (“ASC”) 350-20-35-3A, the Company concluded there were no impairments of goodwill that resulted from triggering events due to COVID-19 as of June 30, 2020. The Company will continue to evaluate goodwill for the ECHG segment. For tax purposes, goodwill is amortized and deductible over fifteen years.

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

NOTE 4 — INVENTORIES

A summary of inventories is as follows:

	June 30,	December 31,
	2020	2019
DGSE
Resale	$8,533,714	$8,213,551
Recycle	210,418	401,468

Subtotal	8,744,132	8,615,019

ECHG
Resale	140,162	351,958
Recycle	479,779	542,477

Subtotal	619,941	894,435

	$9,364,073	$9,509,454

NOTE 5 — NOTE RECEIVABLE

ECHG, LLC, which is wholly owned by the Company, entered into an agreement with CExchange, LLC (“CExchange”) on February 15, 2020, pursuant to which it agreed to loan CExchange $1,500,000 bearing interest at eight and one-half percent (8.5%) with interest only payments due quarterly. The loan matures on February 20, 2023. The parties also agreed to warrant and call-option agreements to acquire all of CExchange’s equity interests. CExchange is a leader in retail trade-in services, providing in-store and online solutions for most of the major consumer electronics retailers in the United States. CExchange helps retailers provide in-store trade-in programs designed to allow customers to exchange their old technology for cash in minutes. These services and programs fit well with ECHG’s core business of refurbishing and reusing consumer electronics and IT equipment. There is no assurance that the Company will exercise its warrant or call option to acquire all of CExchange’s equity interests.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2020	2019
DGSE
Land	$55,000	$55,000
Building and improvements	1,561,649	1,561,649
Machinery and equipment	1,045,200	1,039,013
Furniture and fixtures	453,699	453,699
Vehicles	22,859	-
	3,138,407	3,109,361
Less: accumulated depreciation	(2,026,616)	(1,904,948)

Sub-Total	1,111,791	1,204,413

ECHG
Building and improvements	81,149	81,149
Machinery and equipment	27,497	27,497
Furniture and fixtures	93,827	93,827
	202,473	202,473
Less: accumulated depreciation	(91,202)	(55,847)

Sub-Total	111,271	146,626

	$1,223,062	$1,351,039

NOTE 7 — GOODWILL

The changes in goodwill is as follows:

	June 30,	December 31,
	2020	2019

Opening balance	$1,367,109	$-
Additions (1)	-	1,367,109
Acquisition adjustment	-	-
Impairment adjustment	-	-

Goodwill	$1,367,109	$1,367,109

(1) Goodwill was allocated in connection with the acquisition of the Echo Entities (the “Echo Transaction”) on May 20, 2019.

NOTE 8 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	December 31,
	2020	2019
DGSE
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(172,114)	(137,502)

Subtotal	199,238	233,850

ECHG
Trademarks	1,483,000	1,483,000
Customer Contracts	1,873,000	1,873,000
	3,356,000	3,356,000
Less: accumulated amortization	(363,577)	(195,777)

Subtotal	2,992,423	3,160,223

	$3,191,661	$3,394,073

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2020:

	DGSE	ECHG	Total

2020 (excluding the six months ended June 30, 2020)	$31,388	$167,800	$199,188
2021	66,000	335,600	401,600
2022	66,000	335,600	401,600
2023	35,850	335,600	371,450
2024	-	335,600	335,600
Thereafter	-	1,482,223	1,482,223

	$199,238	$2,992,423	$3,191,661

NOTE 9 — ACCRUED EXPENSES

      Accrued expenses consist of the following:

	June 30,	December 31,
	2020	2019
DGSE
Accrued interest	$6,690	$7,374
CExchange fees	48,000	-
Professional fees	64,553	125,200
Board member fees	-	7,500
Insurance	17,092	30,508
Payroll	52,013	157,148
Property taxes	85,000	-
Sales tax	44,936	115,451
State income tax	49,995	33,907

Subtotal	368,279	477,088

ECHG
Accrued interest	15,174	16,724
Insurance	17,092	-
Professional fees	64,552	77,900
Payroll	58,939	79,342
Property taxes	6,833	-
Sales tax	11,271	7,852
Credit card	4,322	22,279
State income tax	43,388	27,963
Material & shipping costs (COGS)	133,262	207,361

Subtotal	354,833	439,421

	$723,112	$916,509

NOTE 10 — SEGMENT INFORMATION

During the first quarter of fiscal 2020, Envela revised the way it views its financial information to align more closely with the Company’s strategy to engage in diverse recommerce activities through two principle business units—DGSE and ECHG. DGSE buys hard assets, and ECHG buys consumer electronics and IT equipment, all for either resale or recycling. Envela continues to report its revenue and operating expenses based on its DGSE and ECHG operating segments, and as in the first quarter of fiscal year 2020, disaggregated its revenue, within the operating segments, based on its resale and recycle presentation basis. The Company’s historical disaggregation of revenue has been recast to conform to our current presentation.

The DGSE segment includes Dallas Gold and Silver Exchange, having four locations throughout the Dallas/Fort Worth Metroplex, and Charleston Gold and Diamond Exchange, with one location in Charleston, South Carolina.

The ECHG segment includes Echo Environmental Holdings, ITAD USA Holdings and Teladvance. These three companies focus on reusing and recycling electronics. Echo and ITAD were acquired by the Company on May 20, 2019, and Teladvance was acquired on August 2, 2019, and therefore may not be comparable for the three and six months ending June 30, 2019 and June 30, 2020.

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

The following separates DGSE’s and ECHG’s financial results of operations for the three months ending June 30, 2020:

	For The Three Months Ended
	June 30, 2020
	DGSE	ECHG	Consolidated

Revenue:
Sales	$14,349,029	$6,196,578	$20,545,607
Cost of goods sold	12,734,264	3,340,085	16,074,349

Gross profit	1,614,765	2,856,493	4,471,258

Expenses:
Selling, general and administrative expenses	1,545,168	2,071,502	3,616,670
Depreciation and amortization	79,240	100,466	179,706

	1,624,408	2,171,968	3,796,376

Operating income (loss)	(9,643)	684,525	674,882

Other (income) expense:
Other income, net	(9,078)	(42,788)	(51,866)
Interest expense	44,100	100,197	144,297

Income (loss) before income taxes	(44,665)	627,116	582,451

Income tax expense	4,262	12,015	16,277

Net income (loss)	$(48,927)	$615,101	$566,174

The following separates DGSE’s and ECHG’s financial results of operations for the six months ending June 30, 2020:

	For The Six Months Ended
	June 30, 2020
	DGSE	ECHG	Consolidated

Revenue:
Sales	$34,712,613	$11,662,137	$46,374,750
Cost of goods sold	30,733,666	5,868,546	36,602,212

Gross profit	3,978,947	5,793,591	9,772,538

Expenses:
Selling, general and administrative expenses	3,418,174	4,023,696	7,441,870
Depreciation and amortization	156,281	203,154	359,435

	3,574,455	4,226,850	7,801,305

Operating income	404,492	1,566,741	1,971,233

Other (income) expense:
Other income, net	(36,446)	(57,110)	(93,556)
Interest expense	88,893	200,719	289,612

Income before income taxes	352,045	1,423,132	1,775,177

Income tax expense	12,547	22,307	34,854

Net income	$339,498	$1,400,825	$1,740,323

NOTE 11 — REVENUE RECOGNITION

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

Beginning in fiscal year 2020, Envela disaggregated its revenue, within the operating segments, based on its resale and recycle presentation basis to more closely align with the Company’s activities. The Company’s historical disaggregation of revenue has been recast to conform to our current presentation.

The following disaggregation of total revenue is listed by sales category and segment for the three months ended June 30, 2020 and 2019:

CONSOLIDATED	Three Months Ended June 30,
	2020			2019
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$13,421,969	$1,444,814	10.8%	$16,830,609	$2,012,914	12.0%
Recycled	927,060	169,951	18.3%	1,748,028	256,914	14.7%

Subtotal	14,349,029	1,614,765	11.3%	18,578,637	2,269,828	12.2%

ECHG
Resale	4,257,032	2,022,090	47.5%	1,588,084	747,819	47.1%
Recycled	1,939,546	834,403	43.0%	770,716	347,668	45.1%

Subtotal	6,196,578	2,856,493	46.1%	2,358,800	1,095,487	46.4%

	$20,545,607	$4,471,258	21.8%	$20,937,437	$3,365,315	16.1%

The following disaggregation of total revenue is listed by sales category and segment for the six months ended June 30, 2020 and 2019:

CONSOLIDATED	Six Months Ended June 30,
	2020			2019
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$31,963,866	$3,492,247	10.9%	$31,631,988	$4,046,349	12.8%
Recycled	2,748,747	486,700	17.7%	2,966,179	441,961	14.9%

Subtotal	34,712,613	3,978,947	11.5%	34,598,167	4,488,310	13.0%

ECHG
Resale	7,783,260	3,442,266	44.2%	1,588,084	747,819	47.1%
Recycled	3,878,877	2,351,325	60.6%	770,716	347,668	45.1%

Subtotal	11,662,137	5,793,591	49.7%	2,358,800	1,095,487	46.4%

	$46,374,750	$9,772,538	21.1%	$36,956,967	$5,583,797	15.1%

DGSE recognizes revenue from its over-the-counter retail and resale transactions, and its wholesale- dealer transactions when the merchandise is delivered and payment is made (whether immediate or via receivable obligation at one of our retail stores). We also recognize revenue upon the shipment of goods when resale and wholesale customers have fulfilled their obligation to pay or promise to pay through e-commerce or telephone sales. We account for shipping and handling costs as fulfillment costs after customers obtain control of the goods. We recycle material deemed to be past its useful life primarily to recover its precious-metal content. This material is sold to a Dallas-based refiner and we recognize revenue from these recycling sales when we receive payment.

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

Sales of fine watches, bullion, clearance/final-sale items, and custom, sized or engraved items are final. All other purchased items may be returned by customers to DGSE within 30 days from purchase for a full refund, less a 10% restocking fee. Returns are accounted for as reversals of the original transactions, with the effect of reducing revenues and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to sales based on historical returns and reduced our reported revenues and cost of sales accordingly. Our return allowance as of June 30, 2019 and June 30, 2020 remained the same for both periods, approximately $28,000.

In limited circumstances, for wholesale dealers or resale customers, DGSE exchanges resale items for (a) similar resale items, or (b) similar resale items plus money payment. We recognize revenue for these exchanges in accordance with ASC 845, Nonmonetary Transactions. For resale item/resale item exchanges, without payments, we do not recognize any revenue; the basis of the resale items relinquished becomes the basis of the resale items received, less any indicated impairment of value of the resale items relinquished. For resale item/resale item-plus- payment exchanges, we recognize revenue to the extent of payments received, and determine the cost of sale based on the ratio of payments received to payments plus items received, multiplied by the cost of items surrendered.

ECHG has several revenue streams and recognizes revenue according to ASC 606 at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to customers. The revenue streams are described below.

Resale transactions are recorded when a product is shipped. Revenue is recognized when prices are established, terms agreed, and products shipped (i.e., upon ECHG fulfilling its performance obligations). ECHG typically requires resale customers to make prepayment based on an agreed commodity price. ECHG releases shipments upon confirming payment receipt and recognizes revenue on the shipping date. If payment is received on the last day of a month, and shipment occurs the following day, the payment is deferred revenue, recognized the following month when the shipment is made.

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

NOTE 12 — LEASES

When the ASC 842 lease provision was first adopted by the Company on January 1, 2019, we recognized $1,994,840 of operating lease right-of-use assets, $446,462 in short-term operating lease liabilities and $1,609,891 in long-term operating lease liabilities on our consolidated balance sheet. Operating lease liabilities were determined based on the present value of remaining minimum rental payments, and operating lease right-of-use assets were determined based on the value of lease liabilities, adjusted for deferred rent balances of $61,500, which were previously included in other liabilities.

We recognized an additional $2,350,781 of operating lease right-of-use assets, $703,523 in short-term operating lease liabilities and $1,647,258 in long-term operating lease liabilities on our consolidated balance sheet when we purchased the Echo Entities on May 20, 2019. Operating lease liabilities were determined based on the present value of remaining minimum rental payments, and operating lease right-of-use assets were determined based on the value of lease liabilities.

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

The Company has seven operating leases—six in the Dallas/Fort Worth Metroplex and one in Charleston, South Carolina. Two leases expire this year. The lease for DGSE’s Southlake, Texas location expires July 31, 2020, with no renewal options. We have decided not to renew the lease and will be vacating the premises as of July 31, 2020. The lease for DGSE’s flagship-store at 13022 Preston Road, Dallas, Texas will expire October 31, 2021, with no current renewal options. This location is under review as to whether to pursue a lease renewal. The lease for DGSE’s Grand Prairie, Texas location expires June 30, 2022, and has no current renewal options. The lease for DGSE’s Charleston, South Carolina location expires April 30, 2025, with no additional renewal options. We recently extended the lease for DGSE’s Euless, Texas location through June 30, 2025, with an option for an additional five years. ECHG’s lease for its location on Belt Line Road in Addison, Texas expires on December 31, 2020, with an initial 24-month renewal option, and a second renewal option for an additional 60 months. A portion of this building is sublet, and the rent received is applied against the rental expense for the building. ECHG’s lease for ITAD’s location on McKenzie Drive in Carrollton, Texas expires July 31, 2021 and has no renewal option. All of the Company’s seven leases are triple net, for which it pays its proportionate share of common area maintenance, property taxes and property insurance. Leasing costs for the three months ended June 30, 2020 and 2019 was $342,740 and $276,581, respectively. Leasing costs for the six months ended June 30, 2020 and 2019 was $649,276 and 450,928, respectively, comprised of a combination of minimum lease payments and variable lease costs.

As of June 30, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.1 years and 5.5%, respectively. The Company’s future operating lease obligations that have not yet commenced are immaterial. For the three months ending June 30, 2020 and 2019, the Company’s cash paid for operating lease liabilities was $327,608 and $257,560, respectively. The Company’s cash paid for operating lease liabilities for the six months ended June 30, 2020 and 2019 was $672,039 and $431,906, respectively.

Future annual minimum lease payments as of June 30, 2020:

Operating
Leases
DGSE
2020 (excluding the six months ending June 30, 2020)	$264,381
2021	479,162
2022	235,674
2023	212,854
2024	213,884
2025 and thereafter	64,087

Total minimum lease payments	1,470,042
Less imputed interest	(144,225)

Subtotal	1,325,817

ECHG
2020 (excluding the six months ending June 30, 2020)	398,364
2021	736,320
2022	644,702

Total minimum lease payments	1,779,386
Less imputed interest	(113,531)

Subtotal	1,665,855

2,991,672
Less current portion	(1,194,553)

Long term operating lease liability	$1,797,119

NOTE 13 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted weighted average common shares for the three months ended June 30, 2020 and 2019 is as follows:

	For the Three Months Ended
	June 30,
	2020	2019

Basic weighted average shares	26,924,381	26,924,381
Effect of potential dilutive securities	15,250	-
Diluted weighted average shares	26,939,631	26,924,381

A reconciliation of basic and diluted weighted average common shares for the six months ended June 30, 2020 and 2019 is as follows:

	For the Six Months Ended
	June 30,
	2020	2019

Basic weighted average shares	26,924,381	26,924,381
Effect of potential dilutive securities	15,250	-
Diluted weighted average shares	26,939,631	26,924,381

For the three and six months ended June 30, 2020 and 2019, there were 15,250 and 15,250 common stock options, warrants, and Restricted Stock Units (RSUs) unexercised, respectively.

NOTE 14 — LONG-TERM DEBT

	Outstanding Balance
	June 30,	December 31,	Current
	2020	2019	Interest Rate	Maturity
DGSE
Note payable, related party (1)	$2,906,914	$2,949,545	6.00%	May 16, 2024

ECHG
Note payable, related party (1)	6,593,455	6,689,507	6.00%	May 16, 2024

Envela
Note payable (2)	1,668,200	-

Sub-Total	11,168,569	9,639,052

Current portion	1,966,214	1,084,072

	$9,202,355	$8,554,980

(1) On May 20, 2019, in connection with the acquisition of the Echo Entities (the “Echo Transaction”) the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. ECHG, LLC executed a 5-year, $6,925,979 note for the Echo Transaction, amortized over 20 years at a 6% annual interest rate. DGSE, LLC executed a 5-year, $3,074,021 note to pay off the accounts payable – related party balance to Elemetal, LLC (“Elemetal”) as of May 20, 2019. That promissory note is also amortized over 20 years at a 6% annual interest rate. Revisions were made on the original documents for both DGSE and ECHG notes. Originally, the DGSE note stated that the monthly interest and principal payment due was $41,866 and the ECHG note stated that the monthly interest and principal payment due was $94,327. The revised interest and principal payment due monthly on the note for DGSE is $22,203. The revised interest and principal payment due monthly on the note for ECHG is $49,646. The allocation between short-term and long-term Notes payable, related party was revised accordingly starting with the three months ending March 31, 2020.

(2) The Company applied for and received, on April 20, 2020, approximately $1.67 million, 1% interest, federally backed loan intended to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic (the “Federal Loan”). The Federal Loan is forgivable to the extent that certain criteria are met. We expect to apply for the forgiveness of the Federal Loan during the third quarter ending September 30, 2020, therefore, we are classifying the loan as short-term.

Future scheduled principal payments of our note payables, related party, as of June 30, 2020 are as follows:

Note payable, related party - DGSE

Year Ending December 31,	Amount

2020 (excluding the six months ended June 30, 2020)	$45,888
2021	95,243
2022	101,117
2023	107,354
2024	2,557,312

Subtotal	2,906,914

Note payable, related party - ECHG

Year Ending December 31,	Amount

2020 (excluding the six months ended June 30, 2020)	101,597
2021	212,086
2022	225,167
2023	239,055
2024	5,815,550

Subtotal	6,593,455

Note payable - Envela

Year Ending December 31,	Amount

2020 (excluding the six months ended June 30, 2020)	1,668,200

Subtotal	1,668,200

$11,168,569

NOTE 15 — STOCK-BASED COMPENSATION

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

Stock-based compensation expense for the three months and six months ended June 30, 2020 and 2019 was $0 and $0, respectively.

NOTE 16 — RELATED PARTY TRANSACTIONS

The Company has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons (each such person, a “Related Party”), as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Under this policy, all Related Party transactions are identified and approved prior to their consummation to ensure they are consistent with the Company’s and the stockholders’ best interests. Among other factors, the Company’s Board considers the size and duration of the transaction, the nature and interest of the of the Related Party in the transaction, whether the transaction may involve a conflict of interest, and if the transaction is on terms that are at least as favorable to the Company as would be available in a comparable transaction with an unaffiliated third party. Envela’s Board reviews all Related Party transactions at least annually to determine if it is in the best interest of the Company and the Company’s stockholders to continue, modify, or terminate any Related Party transactions. Envela’s Related Person Transaction Policy is available for review in its entirety under the “Investors” menu of the Company’s corporate relations website at www.envela.com.

Through a series of transactions beginning in 2010, Elemetal, NTR Metals, LLC (“NTR”) and Truscott Capital, LLC (“Truscott” and together with Elemetal and NTR, the “Related Entities”), became the largest shareholders of our common stock. On August 29, 2018, NTR transferred all of its common stock in the Company to Eduro Holdings, LLC (“Eduro”), which is controlled by John R. Loftus, the Company’s CEO, President and Chairman of the Board. A certain Related Entity (the “Related Trading Partner”) has been the Company’s primary refiner and bullion trading partner. For the three months ended June 30, 2019, the Related Trading Partner accounted for 2% of sales and 3% of purchases. For the three months ended June 30, 2020, the Related Trading Partner was no longer a Related Party. On May 20, 2019, through a series of transactions, the Related Entities sold their shares of the Company to Mr. Loftus. As of May 20, 2019, the Related Entities were no longer Related Parties. As of June 30, 2020, the Company was obligated to pay $0 to the Related Trading Party as a trade payable, and had a $0 receivable from the Related Trading Partner. As of June 30, 2019, the Company was obligated to pay $0 to the Related Trading Partner as a trade payable and had a $0 receivable from the Related Trading Partner. For the six months ended June 30, 2020 and 2019, the Company paid the Related Entities $0 and $46,068, respectively, in interest on the Company’s outstanding payable.

Through a series of transactions, as reported on its Schedule 13D filed with the SEC on May 24, 2019, Truscott sold its 12,814,727 shares of the Company common stock, which then represented 47.7% of the Company’s common stock outstanding, to John R. Loftus, he Company’s CEO, President and Chairman of the Board. In connection therewith, Mr. Loftus assumed all rights under the existing registration rights agreements. On the same day, Mr. Loftus contributed his 12,814,727 shares of the Company’s common stock to N10TR, LLC (“N10TR”), which is controlled by Mr. Loftus. Mr. Loftus, by virtue of his relationship with Eduro and N10TR may be deemed to indirectly beneficially own the shares of the Company’s common stock that Eduro and N10TR directly beneficially own. Also on the same day, the Company entered into two loan agreements with Mr. Loftus. ECHG, LLC executed a 5-year, $6,925,979 note for the Echo Transaction, amortized over 20 years at a 6% annual interest rate. DGSE, LLC executed a 5-year, $3,074,021 note to pay off the accounts payable – related party balance to Elemetal, as of May 20, 2019. That promissory note is also amortized over 20 years at a 6% annual interest rate. Both notes are being serviced by operational cash flow. For the six months ended June 30, 2020 and 2019, the Company paid Mr. Loftus $289,167 and $45,990, respectively, in interest on the Company’s outstanding note payables, related party.

 NOTE 17 — SUBSEQUENT EVENTS

On February 18, 2020, the Company signed an initial agreement for the purchase of a retail building for its next Dallas Gold & Silver Exchange location, in Lewisville, Texas for $1.4 million. The Company renegotiated the agreement and signed a new purchase contract on May 22, 2020 for $1.195 million. We closed the purchase of the retail building on July 9, 2020. We financed 80% of the purchase price for this location with a loan from Truist Bank (f/k/a BB&T Bank) in the amount of $956,000 priced at a fixed interest rate of 3.65% per annum, amortized over 20 years, with a 10 year term.

On June 24, 2020, the Company signed an initial agreement for the purchase of a retail building for its next Dallas Gold & Silver Exchange location, in Grapevine, Texas for $620,000. We have until August 13, 2020 to complete the associated inspections and due diligence. We expect to close the purchase of the retail building during the third fiscal quarter of 2020. We expect to finance approximately 80% of the purchase price for this location with a bank loan similar to those described above for the Lewisville, Texas location. The Company chose to include this as a subsequent event due to the uncertainty of the transaction becoming binding since we have until August 13, 2020 to perform our due diligence and associated inspections. There is no assurance that the Company will close the building purchase.

The coronavirus disease 2019 (COVID-19) pandemic has adversely affected global economic business conditions. Future sales on products like ours could decline due to increased commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact is highly uncertain and subject to change. We have seen an adverse impact on the Company’s sales for the quarter ended June 30, 2020, and the pandemic may continue to have a negative impact on our operations. The duration of any such impact cannot be predicted, and the Company believes additional liquidity is necessary to support ongoing operations during this period of uncertainty. The Company entered into a Payment Protection Term Note effective April 20, 2020 with Truist Bank (f/k/a BB&T Bank) as the lender in an aggregate principal amount of approximately $1.67 million pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief, and Economic Security (CARES) Act (the “PPP Loan”). Subject to the terms of the note, the PPP Loan bears interest at a fixed rate of 1% per annum, with interest deferred up to 7 months payable monthly thereafter, has an initial term of two years and is unsecured and guaranteed by the Small Business Administration. The loan is intended to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic. The Federal Loan is forgivable to the extent that certain criteria are met. We expect to apply for the forgiveness of the Federal Loan during the third quarter ending September 30, 2020. There is no assurance that the Company will be granted forgiveness of the Federal Loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “Envela” refer to the consolidated business operations of Envela Corporation, the parent, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2019 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to-release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

The COVID-19 pandemic’s effects, including limited Company operations due to a portion of our retail stores being unable to sell certain products, mandated by governing authorities, and dramatic changes in consumer behavior, led to a marked decline in DGSE sales during the second quarter of fiscal year 2020, and significantly affected the Company's current-quarter results. The Company established safety protocols by wearing masks and social distancing where possible. If possible, administrative personnel currently work from home. The Company had no layoffs or terminations due to the pandemic, although there has been reduced revenue from governmental shut-in orders. Although retail investors’ demand for precious-metal coins appears to have contributed to higher gold prices, jewelry consumption and recycled-gold supply plunged during the second quarter as consumers were confined to their homes for most of the quarter in an effort to stem the spread of COVID-19, according to the World Gold Council (“WGC”). Over the longer term, the WGC believes that recycled-gold volumes could likely rise once restrictions are lifted, with consumers looking for liquid assets—such as gold—to help alleviate economic hardship caused by the lockdown.

The following disaggregation of total revenue is listed by sales category and segment for the three months ended June 30, 2020:

CONSOLIDATED	Three Months Ended June 30,
	2020			2019
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$13,421,969	$1,444,814	10.8%	$16,830,609	$2,012,914	12.0%
Recycled	927,060	169,951	18.3%	1,748,028	256,914	14.7%

Subtotal	14,349,029	1,614,765	11.3%	18,578,637	2,269,828	12.2%

ECHG
Resale	4,257,032	2,022,090	47.5%	1,588,084	747,819	47.1%
Recycled	1,939,546	834,403	43.0%	770,716	347,668	45.1%

Subtotal	6,196,578	2,856,493	46.1%	2,358,800	1,095,487	46.4%

	$20,545,607	$4,471,258	21.8%	$20,937,437	$3,365,315	16.1%

The following disaggregation of total revenue is listed by sales category and segment for the six months ended June 30, 2020:

CONSOLIDATED	Six Months Ended June 30,
	2020			2019
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$31,963,866	$3,492,247	10.9%	$31,631,988	$4,046,349	12.8%
Recycled	2,748,747	486,700	17.7%	2,966,179	441,961	14.9%

Subtotal	34,712,613	3,978,947	11.5%	34,598,167	4,488,310	13.0%

ECHG
Resale	7,783,260	3,442,266	44.2%	1,588,084	747,819	47.1%
Recycled	3,878,877	2,351,325	60.6%	770,716	347,668	45.1%

Subtotal	11,662,137	5,793,591	49.7%	2,358,800	1,095,487	46.4%

	$46,374,750	$9,772,538	21.1%	$36,956,967	$5,583,797	15.1%

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

Revenues. Revenues related to DGSE’s continuing operations decreased by $4,229,608, or 23%, during the three months ended June 30, 2020, to $14,349,029, as compared to $18,578,637 during the same period in 2019. Resale revenue, such as bullion, jewelry, watches and rare coins, decreased by $3,408,640, or 20%, during the three months ended June 30, 2020, to $13,421,969 as compared to $16,830,609 during the same period in 2019. Recycled-material sales decreased 47% to $927,060 for the three months ended June 30, 2020, as compared to $1,748,028 for the three months ended June 30, 2019. Revenues decreased for resale items for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to the COVID-19 pandemic. As a result of the COVID-19 pandemic, the governing authorities limited what could be sold for most of the three months ended June 30, 2020. Although the retail stores remained open, their sales were limited to bullion and bullion-related products for a majority of the three months ended June 30, 2020. The decrease in recycled-materials revenue is primarily due to the COVID-19 pandemic. As a result of the COVID-19 pandemic, people were instructed to remain inside their homes and practice social distancing, and consequently customer traffic was down for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Revenue related to ECHG for the three months ended June 30, 2020 was $6,196,578. Resale revenue was $4,257,032, or 69% of ECHG sales compared to recycled sales of $1,939,546 or 31%. The Echo Entities were acquired on May 20, 2019, and Teladvance was acquired on August 2, 2019, therefore, the three months ended June 30, 2019 is not comparable to the three months ended June 30, 2020.

Gross Profit. Gross Profit related to DGSE’s operations for the three months ended June 30, 2020, decreased by $655,063, to $1,614,765 as compared to $2,269,828 during the same period in 2019. The decrease in total gross profit was due primarily to the decrease in sales velocity for both the resale items and the recycled sales due to the effects of the COVID-19 pandemic. Even though there were decreased revenues for the resale items, there were also lower gross-margin percentages due to the change in market conditions resulting from the COVID-19 pandemic.

Gross Profit related to ECHG for the three months ended June 30, 2020 was $2,856,493. Gross profit for resale revenue was $2,022,090, or 71% of ECHG gross profit, compared to recycled gross profit of $834,403, or 29%. The Echo Entities were acquired on May 20, 2019, and Teladvance was acquired on August 2, 2019, therefore, the three months ended June 30, 2019 is not comparable to the three months ended June 30, 2020.

Selling, General and Administrative Expenses. For the three months ended June 30, 2020, Selling, General and Administrative (“SG&A”) expenses for DGSE decreased by $329,430, or 17.6%, to $1,545,168, as compared to $1,874.598 during the same period in 2019. The decrease in SG&A was primarily due to corporate overhead expenses being shared between both the DGSE and ECHG segments.

The SG&A expenses for ECHG totaled $2,071,946 for the three months ended June 30, 2020. The Echo Entities were acquired on May 20, 2019, and Teladvance was acquired on August 2, 2019, therefore, the three months ended June 30, 2019 is not comparable to the three months ended June 30, 2020.

Depreciation and Amortization. For the three months ended June 30, 2020, depreciation and amortization expense for DGSE was $79,240, compared to $74,449 for the same period in 2019, an increase of $4,791, or 6.4%. The increase of $4,791 from the three months ending June 30, 2020 compared to the three months ending June 30, 2019, is primarily due to a vehicle purchase during the first quarter of 2020 and amortization expenses from additional POS costs during the year to be amortized.

The Depreciation and Amortization expense for ECHG consisted of depreciation of $16,566 and amortization of $83,900 for the three months ending June 30, 2020. Amortization for the three months ended June 30, 2020, is from the Echo Entities’ Purchase Price Allocation of intangibles amortized over 10 years. The Echo Entities were acquired on May 20, 2019, and Teladvance was acquired on August 2, 2019, therefore, the three months ended June 30, 2019 is not comparable to the three months ended June 30, 2020.

Interest Expense. For the three months ended June 30, 2020, interest expense for DGSE was $44,100, an increase of $18,443, or 72%, compared to $25,657 during the same period in 2019. The increase is primarily due to an increased interest rate on the note payable - trade, related party, that paid off the accounts payable, related party, outstanding balance on May 20, 2019.

The interest expense for ECHG was $100,197 for the three months ending June 30, 2020, which is the interest paid and accrued for the three months ended June 30, 2020 for the note payable, related party from the purchase of the Echo Entities. The Echo Entities were acquired on May 20, 2019, and Teladvance was acquired on August 2, 2019, therefore, the three months ended June 30, 2019 is not comparable to the three months ended June 30, 2020.

Income Tax Expense. For the three months ending June 30, 2020, income tax expense was $16,277, an increase of $2,858, or 21%, compared to $13,419 for the three months ending June 30, 2019. The effective income tax rate was 2.8% and 2.2% for the three months ending June 30, 2020 and 2019, respectively. Differences between our effective income tax rate and the U.S federal statutory rate are the result of state taxes, non-deductible expenses, changes in reserves for uncertain tax positions and unused NOL carryforwards.

Net Income. We recorded a net income of $566,174 for the three months ended June 30, 2020, compared to a net income of $589,527 for the three months ended June 30, 2019, a decrease in net income of $23,353, which is due primarily from the economic effects of the COVID-19 pandemic, offset by the addition of the Echo Entities acquired on May 20, 2019.

Earnings Per Share. For the three months ending June 30, 2020, our net income per basic and diluted shares attributable to common stockholders was $.02, compared to $.02 per basic and diluted shares for the three months ending June 30, 2019.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

Revenues. Revenues related to DGSE’s operations increased by $114,446, or 1%, during the six months ended June 30, 2020, to $34,712,613, as compared to $34,598,167 during the same period in 2019. Resale revenue, such as bullion, jewelry, watches and rare coins, increased $331,878, or 1%, compared to the six months ended June 30, 2019. Recycled revenue decreased by approximately 1%, compared to the prior year six months. Revenues increased slightly for the six months ending June 30, 2020, compared to the six months ending June 30, 2019, primarily due to the COVID-19 pandemic, which slowed down the increase in our velocity of sales.

Revenue related to ECHG for the six months ended June 30, 2020 was $11,662,137, consisting of $7,783,260 of resale revenue, or 67% of ECHG sales, compared to $3,878,877 of recycled sales, or 33%. The Echo Entities were acquired on May 20, 2019, and Teladvance was acquired on August 2, 2019, therefore, the six months ended June 30, 2019 is not comparable to the six months ended June 30, 2020.

Gross Profit. Gross profit for the six months ended June 30, 2020, related to DGSE, decreased by $509,363, or 11%, to $3,978,947, as compared to $4,488,310 during the same period in 2019. The decrease in gross profit was primarily due to increased sales with lower margins and a decrease in sales of inventory with higher margin. The shift was due to the COVID-19 pandemic. As a percentage of revenue, gross margin decreased to 11.5% for the six months ended June 30, 2020, compared to 13.0% for the same period in 2019.

Gross profit related to the Echo Entities for the six months ended June 30, 2020, was $5,793,591, consisting of gross profit for resale revenue of $3,442,266, or 59% of ECHG gross profit, and recycled gross profit accounting of $2,351,325, or 41%. The Echo Entities were acquired on May 20, 2019, and Teladvance was acquired on August 2, 2019, therefore, the six months ended June 30, 2019 is not comparable to the six months ended June 30, 2020.

Selling, General and Administrative Expenses. For the six months ended June 30, 2020, DGSE’s SG&A expenses decreased by $197,765, or 5%, to $3,418,174, as compared to $3,615,939 during the same period in 2019. The decrease in SG&A was primarily due to corporate overhead expenses being shared between both the DGSE and ECHG segments.

The SG&A expenses for ECHG totaled $4,023,696 for the six months ended June 30, 2020. The Echo Entities were acquired on May 20, 2019, and Teladvance was acquired on August 2, 2019, therefore, the six months ended June 30, 2019 is not comparable to the six months ended June 30, 2020.

Depreciation and Amortization. For the six months ended June 30, 2020, DGSE’s depreciation and amortization expense was $156,281, compared to $148,773 for the same period in 2019. The increase is primarily due to additional POS costs that are being amortized.

The Depreciation and Amortization expense for ECHG consisted of depreciation of $35,354 and amortization of $167,800 for the six months ended June 30, 2020. Amortization for the six months ended June 30, 2020, is due to the Echo Entities’ Purchase Price Allocation of intangibles being amortized over 10 years. The Echo Entities were acquired on May 20, 2019, and Teladvance was acquired on August 2, 2019, therefore, the six months ended June 30, 2019 is not comparable to the six months ended June 30, 2020.

Interest Expense. For the six months ended June 30, 2020, the interest expense for DGSE was $88,893, an increase of $28,687, or 48%, compared to $60,206 during the same period in 2019. The increase is primarily due to an increased interest rate on the note payable - trade, related party, that paid off the accounts payable, related party, outstanding balance on May 20, 2019.

The interest expense for ECHG was $200,719 for the six months ended June 30, 2020, which is the interest paid and accrued for the six months ended June 30, 2020 for the note payable, related party from the purchase of the Echo Entities. The Echo Entities were acquired on May 20, 2019, and Teladvance was acquired on August 2, 2019, therefore, the six months ended June 30, 2019 is not comparable to the six months ended June 30, 2020.

Income Tax Expense. For the six months ending June 30, 2020, income tax expense was $34,854, an increase of $11,199, or 47%, compared to $23,655 for the six months ended June 30, 2019. The effective income tax rate was 1.9% and 2.4% for the six months ended June 30, 2020 and 2019, respectively. Differences between our effective income tax rate and the U.S federal statutory rate are the result of state taxes, non-deductible expenses, changes in reserves for uncertain tax positions and unused NOL carryforwards.

Net Income. We recorded a net income of $1,740,323 for the six months ended June 30, 2020, compared to a net income of $944,162 for the six months ended June 30, 2019, an increase in net income of $796,161, which is due primarily from the additional net income attributable to ECHG.

Earnings Per Share. For the six months ended June 30, 2020, our net income per basic and diluted shares attributable to common stockholders was $.07, compared to $.04 per basic and diluted shares for the six months ended June 30, 2019.

Liquidity and Capital Resources

During the six months ended June 30, 2020, cash flows provided by operations totaled $541,486, and during the six months ended June 30, 2019 cash flows used in operations totaled $3,662,168, an increase of $4,203,654. Cash provided by operations for the six months ended June 30, 2020, was driven largely by the reduction of trade receivables of $140,228, a reduction of inventories of $145,381, an increase of customer deposits and other liabilities of $369,511 and net income added to non-cash items of depreciation and amortization of $2,099,758, offset by a decrease in accounts payable and accrued expenses of $831,398 and an increase in prepaid expenses of $1,269,517. Cash used in operations for the six months ended June 30, 2019, was driven largely by the reduction of accounts payable and accrued expenses of $949,957, the increase of prepaid expenses of $248,178, the increase in trade receivables of $361,079 and the reduction of accounts payable, related party of $3,074,021, offset by net income added non-cash items of depreciation, amortization, bad debt expense of $1,133,834.

During the six months ended June 30, 2020 and 2019, cash flows used in investing activities totaled $1,529,046 and $5,891,791, respectively, a period-over-period decrease of $4,362,745. The use of cash in investing activities during the six months ended June 30, 2020 was primarily due to investing in a note receivable of $1,500,000 to CExchange. The use of cash in investing activities during the six months ended June 30, 2019 was the result of purchasing the Echo Entities for $5,770,350, net of cash.

During the six months ended June 30, 2020 and 2019, cash flows provided by financing totaled $1,529,517 and $9,774,347, respectively, a period-over-period decrease of $8,244,830. The cash provided by financing during the six months ended June 30, 2020 were payments made against the notes payable, related party of $138,683, offset by the Federal Loan received of $1,668,200. The cash provided by financing during the six months ended June 30, 2019 was payments made against the notes payable, related party of $225,653, offset by financing to pay off the accounts payable, related party of $3,074,021 and financing for the acquisition of the Echo Entities of $6,925,979.

The COVID-19 pandemic has adversely affected global economic business conditions. Future sales of products like ours have and may continue to decline due to increased commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact, including the impact on our liquidity and capital resources, is highly uncertain and subject to change. The duration of any such impact cannot be predicted, and the Company believes additional liquidity is necessary to support ongoing operations during this period of uncertainty. The Company entered into a Payment Protection Term Note effective April 20, 2020 with Truist Bank (f/k/a BB&T Bank) as the lender in an aggregate principal amount of approximately $1.67 million pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief, and Economic Security (CARES) Act (the “PPP Loan”). On May 18, 2020, the Company renewed and increased our Texas Bank & Trust Co. line of credit from $1,000,000 to $3,500,000, and from a one-year term to a two-year term. The loan agreement includes a 30-day clean-up provision. From time to time we adjust our inventory levels to meet seasonal demand or working-capital requirements. Management believes we have sufficient capital resources (including the Federal Loan) to meet working-capital requirements. If additional working capital is required, we will seek additional loans from individuals or other commercial banks. The availability of such loans on acceptable terms is uncertain.

We expect our capital expenditures to total approximately $75,000 during the next twelve months. These expenditures will be driven by build-out expenses of properties purchased for DGSE retail locations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, conducted an evaluation, as of the end of the period covered by the Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of June 30, 2020, the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in that the reports that we file or submit under the Exchange Act and are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On March 11, 2020, the World Health Organization announced that infections of the coronavirus COVID-19 had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There has been widespread infection throughout the United States and abroad. National, state and local authorities have recommended social distancing and imposed quarantine and isolation measures on large portions of the population, including mandatory business and partial-business closures. These measures, while intended to protect human life, are having serious adverse impacts on domestic and foreign economies. The effectiveness of economic-stabilization efforts, including government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States will soon enter a recession.

The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the long term, though the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. While it remains a developing situation, any continuing quarantines, interruptions in travel and business disruptions with respect to us, our customers or our supply chain could adversely affect our sales, costs and liquidity position, possibly to a significant degree. We may also become subject to partial store closures, as before. Although we are continuing to monitor and assess the effects of the coronavirus pandemic on our business, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

ExhibitNumber	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVELA CORPORATION (Registrant)
Date: August 6, 2020	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)