Form 10-Q
period 2020-09-30
Envela Corp
filed 2020-11-05
CIK 701719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 26,924,631 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2020	2019	2020	2019
Revenue:
Sales	$38,810,884	$22,861,201	$85,185,634	$59,818,168
Cost of goods sold	31,647,487	17,674,747	68,629,699	49,047,917

Gross margin	7,163,397	5,186,454	16,935,935	10,770,251

Expenses:
Selling, General & Administrative Expenses	3,869,673	3,893,618	11,311,543	8,311,199
Depreciation and Amortization	179,782	67,886	539,217	227,558

Total cost of revenue	4,049,455	3,961,504	11,850,760	8,538,757

Operating income	3,113,942	1,224,950	5,085,175	2,231,494
Other income, net	(26,954)	(955)	(120,510)	(54,285)
Interest expense	155,799	148,720	445,411	240,778

Income before income taxes	2,985,824	1,077,185	4,760,274	2,045,001
Income tax expense	273	41,710	35,127	65,364
0
Net income	$2,984,824	$1,035,475	$4,725,147	$1,979,637

Basic earnings per share:
Net income	$0.11	$0.04	$0.18	$0.08

Diluted earnings per share:
Net income	$0.10	$0.04	$0.18	$0.08

Weighted average shares outstanding:
Basic	26,924,381	26,924,381	26,924,381	26,924,381
Diluted	26,939,631	26,924,381	26,939,631	26,924,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,269,258	$4,510,660
Trade receivables, net of allowances	4,659,074	2,997,743
Inventories	10,617,516	9,509,454
Current right-of-use assets from operating leases	1,173,733	1,160,658
Prepaid expenses	328,354	172,834

Total current assets	24,047,935	18,351,349
Note receivable	1,500,000	-
Property and equipment, net	2,998,838	1,351,039
Goodwill	1,367,109	1,367,109
Intangible assets, net	3,089,648	3,394,073
Operating lease right-of-use assets	3,815,058	2,335,040
Other long-term assets	299,614	204,784

Total assets	$37,118,202	$27,003,394

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$2,553,145	$1,467,845
Notes payable, related party	302,485	1,084,072
Notes payable	1,719,036	-
Current operating lease liabilities	1,132,411	1,175,109
Accrued expenses	837,554	916,509
Customer deposits and other liabilities	189,315	165,404

Total current liabilities	6,733,946	4,808,939
Notes payable, related party, less current portion	9,128,146	8,554,980
Notes payable, less current portion	1,395,875	-
Long-term operating lease liabilities, less current portion	3,940,914	2,445,301

Total liabilities	21,198,881	15,809,220

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized;
26,924,381 shares issued and outstanding	269,244	269,244
Additional paid-in capital	40,172,677	40,172,677
Accumulated deficit	(24,522,600)	(29,247,747)

Total stockholders’ equity	15,919,321	11,194,174

Total liabilities and stockholders’ equity	$37,118,202	$27,003,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2020	2019
	(Unaudited)	(Unaudited)
Operations
Net income	$4,725,147	$1,979,637
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation, amortization, and other	539,217	227,558
Changes in operating assets and liabilities:
Trade receivables	(1,661,332)	(920,929)
Inventories	(1,108,062)	(256,103)
Prepaid expenses	(155,518)	(212,866)
Other assets	(94,830)	(47,884)
Accounts payable and accrued expenses	1,006,345	(627,911)
Accounts payable, related party	-	(3,074,021)
Operating leases	(40,179)	120,673
Customer deposits and other liabilities	23,911	79,358

Net cash provided by (used in) operations	3,234,699	(2,732,488)

Investing
Investment in note receivable	(1,500,000)	-
Intangible assets	-	(45,000)
Acquisition of the Echo Entities, net of cash acquired	-	(5,876,517)
Payments for acquisition of property and equipment	(430,591)	-
Purchase of property and equipment, financed through proceeds from notes	(1,452,000)	(102,989)

Net cash used in investing	(3,382,591)	(6,024,506)

Financing
Financing for the acquisition of the Echo Entities	-	6,925,979
Financing to pay off accounts payable, related party	-	3,074,021
Line of credit	-	151,000
Proceeds from Paycheck Protection Program Note	1,668,200	-
Proceeds from notes to purchase property	1,452,000	-
Payments on notes payable	(5,289)	-
Payments on notes payable, related party	(208,421)	(292,568)

Net cash provided by financing	2,906,490	9,858,432

Net change in cash and cash equivalents	2,758,598	1,101,438
Cash and cash equivalents, beginning of period	4,510,660	1,453,941

Cash and cash equivalents, end of period	$7,269,258	$2,555,379

Supplemental Disclosures
Cash paid during the period for:
Interest	$443,415	$240,778
Income taxes	$30,025	$43,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months ended September 30, 2019 and 2020
(Unaudited)
					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at June 30, 2019	26,924,381	$269,244	-	$-	$40,172,677	$(31,084,298)	$9,357,623

Net Income	-	-	-	-	-	1,035,475	1,035,475

Balances at September 30, 2019	26,924,381	$269,244	-	$-	$40,172,677	$(30,048,823)	$10,393,098

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at June 30, 2020	26,924,381	$269,244	-	$-	$40,172,677	$(27,507,424)	$12,934,497

Net Income	-	-	-	-	-	2,984,824	2,984,824

Balances at September 30, 2020	26,924,381	$269,244	-	$-	$40,172,677	$(24,522,600)	$15,919,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months ended September 30, 2019 and 2020
(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Defecit	Equity

Balances at December 31, 2018	26,924,381	$269,244	-	$-	$40,172,677	$(32,028,460)	$8,413,461

Net Income	-	-	-	-	-	1,979,637	1,979,637

Balances at September 30, 2019	26,924,381	$269,244	-	$-	$40,172,677	$(30,048,823)	$10,393,098

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Defecit	Equity

Balances at December 31, 2019	26,924,381	$269,244	-	$-	$40,172,677	$(29,247,747)	$11,194,174

Net Income	-	-	-	-	-	4,725,147	4,725,147

Balances at September 30, 2020	26,924,381	$269,244	-	$-	$40,172,677	$(24,522,600)	$15,919,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The condensed consolidated interim financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (such fiscal year, “Fiscal 2019” and such Annual Report on Form 10-K, the “Fiscal 2019 10-K”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation.

NOTE 2 — PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

Envela engages in diverse business activities within the recommerce sector. These include recommercializing luxury hard assets, consumer electronics and IT equipment, as well as providing end-of-life recycling solutions. Envela assesses its inventory of recommerce purchases for their potential to be refurbished and resold as whole goods or component parts, or to be recycled for precious-metal value. Envela also offers comprehensive recycling solutions for a variety of other companies seeking responsibly to dispose of end-of-life products. Envela primarily operates via two recommerce business segments. Through DGSE, LLC the Company recommercializes luxury hard assets via Dallas Gold and Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express (collectively and together with DGSE, LLC, “DGSE”). Through ECHG, LLC, the Company operates Echo Environmental Holdings (“Echo”), ITAD USA Holdings (ITAD” and together with Echo, the “Echo Entities”), and Teladvance (“Teladvance” and together with ECHG, LLC and the Echo Entities, “ECHG”), which primarily recommercializes consumer electronics and IT equipment, and provide end-of-life recycling services for various companies across many industries. Envela conducts its recommerce operations at retail and wholesale levels, through distributors, resellers, dedicated stores and online. The Company also owns and operates other businesses and brands engaged in a variety of activities, as identified herein. Envela is headquartered in Dallas, Texas.

During the first quarter of fiscal 2020, we revised the way we review and report our financial information to align more closely with the Company’s strategy to engage in diverse recommerce activities through two principle business units—DGSE and ECHG. The objective of segment reporting is to provide information about the different types of business activities in which a public entity engages. Although the Company’s overall strategy is recommerce, we feel there are several distinct segments within recommerce. DGSE buys hard assets, and ECHG buys consumer electronics and IT equipment, for either resale or recycling, each of which constitutes a distinct segment within recommerce. Envela continues to report its revenue and operating expenses based on its DGSE and ECHG operating segments, and beginning in fiscal year 2020, disaggregated its revenue, within the operating segments, based on its resale and recycle presentation basis. The Company’s historical disaggregation of revenue has been recast to conform to our current presentation.

DGSE buys to resell or recycle luxury hard assets, including jewelry, diamonds, fine watches, rare coins and currency, precious-metal bullion, collectables and other valuables. DGSE reconditions items for resale as a whole good or component parts, or recycles them by refining their precious metals for sale. These metals include gold, silver, platinum and palladium. DGSE currently operates four stores at the wholesale and retail levels, transacting throughout the United States via its facilities in Texas and South Carolina. DGSE’s lease in Southlake, Texas expired during the quarter ended September 30, 2020 and DGSE vacated that retail location. DGSE purchased two new retail locations in the Dallas area Metroplex in Lewisville and Grapevine, respectively. The buildouts are expected to be completed and the two new retail locations are expected to open before the Christmas season.

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

The Company operates its business as two operating and reportable segments under a variety of banners. As referenced above, DGSE includes Charleston Gold & Diamond Exchange and Dallas Gold & Silver Exchange. ECHG includes Echo, ITAD and Teladvance.

      NOTE 3 — ACCOUNTING POLICIES AND ESTIMATES

Financial Instruments

 The carrying amounts reported in the condensed consolidated balance sheets for cash equivalents, trade receivables, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term nature of these financial instruments. Note receivable, notes payable and notes payable, related party approximate fair value due to the market interest rate charged.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to holders of the Company’s common stock by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts requiring the Company to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants outstanding determined using the treasury stock method.

Goodwill

Goodwill is not amortized, but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to the ECHG segment only and not the entire Company. ECHG has its own, separate financial information to perform goodwill impairment testing at least annually or if events indicate that those assets may be impaired. As a result of the current market and economic conditions related to COVID-19, in accordance with step 1 of the guidelines set forth in Accounting Standards Codification (“ASC”) 350-20-35-3A, the Company concluded there were no impairments of goodwill that resulted from triggering events due to COVID-19 as of September 30, 2020. The Company will continue to evaluate goodwill for the ECHG segment. For tax purposes, goodwill is amortized and deductible over fifteen years.

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

NOTE 4 — INVENTORIES
A summary of inventories is as follows:

	September 30,	December 31,
	2020	2019
DGSE
Resale	$9,323,477	$8,213,551
Recycle	119,767	401,468

Subtotal	9,443,244	8,615,019

ECHG
Resale	642,598	351,958
Recycle	531,674	542,477

Subtotal	1,174,272	894,435

	$10,617,516	$9,509,454

      NOTE 5 — NOTE RECEIVABLE

ECHG, LLC, which is wholly owned by the Company, entered into an agreement with CExchange, LLC (“CExchange”) on February 15, 2020, pursuant to which it agreed to loan CExchange $1,500,000 bearing interest at eight and one-half percent (8.5%) with interest only payments due quarterly. The loan matures on February 20, 2023. The parties also agreed to warrant and call-option agreements through which ECHG, LLC may acquire all of CExchange’s equity interests upon the occurrence of certain events and on certain conditins. CExchange is a leader in retail trade-in services, providing in-store and online solutions for most of the major consumer electronics retailers in the United States. CExchange helps retailers provide in-store trade-in programs designed to allow customers to exchange their old technology for cash in minutes. These services and programs fit well with ECHG’s core business of refurbishing and reusing consumer electronics and IT equipment. Starting with the quarter ending June 30, 2020, CExchange helped DGSE facilitate their bullion on-line sales. There is no assurance that the Company will exercise its warrant or call option to acquire all of CExchange’s equity interests.

NOTE 6 — PROPERTY AND EQUIPMENT

 Property and equipment consist of the following:

	September 30,	December 31,
	2020	2019
DGSE
Land	$720,786	$55,000
Buildings	1,181,896	-
Leasehold improvements	1,561,649	1,561,649
Machinery and equipment	1,045,200	1,039,013
Furniture and fixtures	453,699	453,699
Vehicles	22,859	-
	4,986,089	3,109,361
Less: accumulated depreciation	(2,087,694)	(1,904,948)

Sub-Total	2,898,395	1,204,413

ECHG
Leashold improvements	81,149	81,149
Machinery and equipment	33,360	27,497
Furniture and fixtures	93,827	93,827
	208,336	202,473
Less: accumulated depreciation	(107,893)	(55,847)

Sub-Total	100,443	146,626

	$2,998,838	$1,351,039

NOTE 7 — GOODWILL

The changes in goodwill is as follows:

	September 30,	December 31,
	2020	2019

Opening balance	$1,367,109	$-
Additions (1)	-	1,367,109
Acquisition adjustment	-	-
Impairment adjustment	-	-

Goodwill	$1,367,109	$1,367,109

(1) Goodwill was allocated in connection with the acquisition of the Echo Entities (the “Echo Transaction”) on May 20, 2019.

NOTE 8 — INTANGIBLE ASSETS

   Intangible assets consist of the following:
	September 30,	December 31,
	2020	2019
DGSE
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(190,227)	(137,502)

Subtotal	181,125	233,850

ECHG
Trademarks	1,483,000	1,483,000
Customer Contracts	1,873,000	1,873,000
	3,356,000	3,356,000
Less: accumulated amortization	(447,477)	(195,777)

Subtotal	2,908,523	3,160,223

	$3,089,648	$3,394,073

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2020:

	DGSE	ECHG	Total

2020 (excluding the nine months ended September 30, 2020)	$13,275	$83,900	$97,175
2021	66,000	335,600	401,600
2022	66,000	335,600	401,600
2023	35,850	335,600	371,450
2024	-	335,600	335,600
Thereafter	-	1,482,223	1,482,223

	$181,125	$2,908,523	$3,089,648

NOTE 9 — ACCRUED EXPENSES

      Accrued expenses consist of the following:

	September 30,	December 31,
	2020	2019
DGSE
Accrued interest	$9,954	$7,374
Professional fees	80,978	125,200
Board member fees	3,750	7,500
Insurance	7,597	30,508
Payroll	147,466	157,148
Property taxes	132,750	-
Sales tax	44,385	115,451
State income tax	14,432	33,907
Other	613	-

Subtotal	441,925	477,088

ECHG
Accrued interest	16,139	16,724
Professional fees	80,977	77,900
Board member fees	3,750	-
Insurance	7,596	-
Payroll	189,060	79,342
Property taxes	21,067	-
Sales tax	-	7,852
State income tax	14,431	27,963
Credit card	-	22,279
Material & shipping costs (COGS)	62,609	207,361

Subtotal	395,629	439,421

	$837,554	$916,509

NOTE 10 — SEGMENT INFORMATION

During the first quarter of fiscal 2020, Envela views the way it views and reports its financial information to align more closely with the Company’s strategy to engage in diverse recommerce activities through two principle business units—DGSE and ECHG. DGSE buys hard assets, and ECHG buys consumer electronics and IT equipment, in each case for either resale or recycling. Envela continues to report its revenue and operating expenses based on its DGSE and ECHG operating segments, and as in the first three quarters of fiscal year 2020, disaggregated its revenue, within the operating segments, based on its resale and recycle presentation basis. The Company’s historical disaggregation of revenue has been recast to conform to our current presentation.

The DGSE segment includes Dallas Gold and Silver Exchange, having three locations throughout the Dallas/Fort Worth Metroplex, with two new locations expected to open during the fourth quarter of 2020, Charleston Gold and Diamond Exchange, with one location in Charleston, South Carolina and Bullion Express.

The ECHG segment includes Echo, ITAD and Teladvance. These three companies focus on reusing and recycling electronics. Echo and ITAD were acquired by the Company on May 20, 2019, and Teladvance was acquired on August 2, 2019, and therefore the results of operations may not be comparable for the three and nine months ending September 30, 2019 and September 30, 2020.

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

The following separates DGSE and ECHG’s financial results of operations for the three months ending September 30, 2020:

	For The Three Months Ended
	September 30, 2020
	DGSE	ECHG	Consolidated

Revenue:
Sales	$28,137,174	$10,673,710	$38,810,884
Cost of goods sold	24,704,214	6,943,273	31,647,487

Gross profit	3,432,960	3,730,437	7,163,397

Expenses:
Selling, general and administrative expenses	1,703,394	2,166,279	3,869,673
Depreciation and amortization	79,190	100,592	179,782

	1,782,584	2,266,871	4,049,455

Operating income (loss)	1,650,376	1,463,566	3,113,942

Other (income) expense:
Other income, net	(1,208)	(25,746)	(26,954)
Interest expense	53,931	101,868	155,799

Income (loss) before income taxes	1,597,653	1,387,444	2,985,097

Income tax expense	167	106	273

Net income (loss)	$1,597,486	$1,387,338	$2,984,824

The following separates DGSE and ECHG’s financial results of operations for the nine months ended September 30, 2020:

	For The Nine Months Ended
	September 30, 2020
	DGSE	ECHG	Consolidated

Revenue:
Sales	$62,849,787	$22,335,847	$85,185,634
Cost of goods sold	55,437,880	12,811,819	68,249,699

Gross profit	7,411,907	9,524,028	16,935,935

Expenses:
Selling, general and administrative expenses	5,121,568	6,189,975	11,311,543
Depreciation and amortization	235,471	303,746	539,217

	5,357,039	6,493,721	11,850,760

Operating income	2,054,868	2,655,307	5,085,175

Other (income) expense:
Other income, net	(37,654)	(82,856)	(120,510)
Interest expense	142,824	302,587	445,411

Income before income taxes	1,949,698	2,810,576	4,760,274

Income tax expense	12,714	22,413	35,127

Net income	$1,936,984	$2,788,163	$4,725,147

NOTE 11 — REVENUE RECOGNITION

ASC 606 provided guidance to identify performance obligations for revenue-generating transactions. The initial step is to identify the contract with a customer created with the sales invoice or a repair ticket. Secondly, we identify the performance obligations in the contract, as we promise to deliver the purchased item or promised repairs in return for payment or future payment as a receivable. The third step is determining the transaction price of the contract obligation, as in the full ticket price, negotiated price or a repair price. The next step is to allocate the transaction price to the performance obligations, as we designate a separate price for each item. The final step in the guidance is to recognize revenue as each performance obligation is satisfied.

Beginning in fiscal year 2020, Envela disaggregated its revenue, within the operating segments, based on its resale and recycle presentation basis to more closely align with the Company’s activities. The Company’s historical disaggregation of revenue has been recast to conform to our current presentation.

The following disaggregation of total revenue is listed by sales category and segment for the three months ended September 30, 2020 and 2019:

CONSOLIDATED	Three Months Ended September 30,
	2020			2019
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$27,101,477	$3,139,884	11.6%	$14,105,015	$1,659,597	11.8%
Recycled	1,035,697	293,076	28.3%	2,547,912	359,255	14.1%

Subtotal	28,137,174	3,432,960	12.2%	16,652,927	2,018,852	12.%1

ECHG
Resale	7,812,553	2,376,406	30.4%	5,133,181	2,408,416	46.9%
Recycled	2,861,157	1,354,031	47.3%	1,075,093	759,186	70.6%

Subtotal	10,673,710	3,730,437	34.9%	6,208,274	3,167,602	51.0%

	$38,810,884	$7,163,397	18.5%	$22,861,201	$5,186,454	22.7%

The following disaggregation of total revenue is listed by sales category and segment for the nine months ended September 30, 2020 and 2019:

CONSOLIDATED	Nine Months Ended September 30,
	2020			2019
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$59,065,343	$6,632,131	11.2%	$45,737,002	$5,705,946	12.5%
Recycled	3,784,444	779,776	20.6%	5,514,091	801,216	14.5%

Subtotal	62,849,787	7,411,907	11.8%	51,251,093	6,507,162	12.7%

ECHG
Resale	15,595,813	5,818,672	37.3%	5,116,345	2,335,781	45.7%
Recycled	6,740,034	3,705,356	55.0%	3,450,730	1,927,308	55.9%

Subtotal	22,335,847	9,524,028	42.6%	8,567,075	4,263,089	49.8%

	$85,185,634	$16,935,935	19.9%	$59,818,168	$10,770,251	18.0%

DGSE recognizes revenue from its over-the-counter retail and resale transactions, and its wholesale-dealer transactions when the merchandise is delivered and payment is either made immediately or via receivable obligation. We also recognize revenue upon the shipment of goods when resale and wholesale customers have fulfilled their obligation to pay or made a promise to pay through e-commerce or telephone sales. We account for shipping and handling costs as fulfillment costs after customers obtain control of the goods. We recycle material deemed to be past its useful life primarily to recover its precious-metal content. This material is sold to a Dallas-based refiner and we recognize revenue from these recycling sales when we receive payment.

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

Sales of fine watches, bullion, clearance/final-sale items, and custom, sized or engraved items are final. All other purchased items may be returned by customers to DGSE within 30 days from purchase for a full refund, less a 10% restocking fee. Returns are accounted for as reversals of the original transactions, with the effect of reducing revenues and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to sales based on historical returns and reduced our reported revenues and cost of sales accordingly. Our return allowance as of September 30, 2019 and September 30, 2020 remained the same for both periods, at approximately $28,000.

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

Some of ECHG’s customers are on payment terms, and although low risk, occasionally the need arises to record an allowance for receivables that are deemed high risk to collect. We have established an allowance for estimated uncollectable receivables related to sales based on historical collections. Our allowance as of September 30, 2019 and September 30, 2020 was $0 and $20,428, respectively.

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

The Company has six operating leases—five in the Dallas/Fort Worth Metroplex and one in Charleston, South Carolina. One lease expired during the quarter ended September 30, 2020. The lease for DGSE’s Southlake, Texas location expired July 31, 2020, with no renewal options. We decided not to renew the lease and vacated the premises on July 31, 2020. The lease for DGSE’s flagship-store at 13022 Preston Road, Dallas, Texas will expire October 31, 2021, with no current renewal options. This location is under review as to whether to pursue a lease renewal. The lease for DGSE’s Grand Prairie, Texas location expires June 30, 2022, and has no current renewal options. The lease for DGSE’s Charleston, South Carolina location expires April 30, 2025, with no additional renewal options. The lease for DGSE’s Euless, Texas location expires June 30, 2025, with an option for an additional five years. ECHG’s Echo Environmental, located on W. Belt Line Road, in Carrollton, Texas, renewed their lease starting January 1, 2021 for 61 months, expiring January 31, 2026. A portion of this building is sublet, and the rent received is applied against the rental expense for the building. ECHG’s lease for ITAD’s location on McKenzie Drive in Carrollton, Texas expires July 31, 2021 and has no renewal option. All of the Company’s six leases are triple net, for which it pays its proportionate share of common area maintenance, property taxes and property insurance. Leasing costs for the three months ended September 30, 2020 and 2019 was $421,790 and $338,402, respectively. Leasing costs for the nine months ended September 30, 2020 and 2019 was $1,071,066 and 814,572, respectively, comprised of a combination of minimum lease payments and variable lease costs.

As of September 30, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.5 years and 5.5%, respectively. For the three months ending September 30, 2020 and 2019, the Company’s cash paid for operating lease liabilities was $428,241 and $348,955, respectively. The Company’s cash paid for operating lease liabilities for the nine months ended September 30, 2020 and 2019 was $1,100,280 and $826,745, respectively.

Future annual minimum lease payments as of September 30, 2020:

Operating
Leases
DGSE
2020 (excluding the nine months ending September 30, 2020)	$130,612
2021	479,162
2022	235,674
2023	212,854
2024	213,884
2025 and thereafter	64,087

Total minimum lease payments	1,336,273
Less imputed interest	(126,541)

Subtotal	1,209,732

ECHG
2020 (excluding the nine months ending September 30, 2020)	147,707
2021	855,423
2022	784,598
2023	806,175
2024	828,346
2025 and thereafter	924,003

Total minimum lease payments	4,346,252
Less imputed interest	(482,659)

Subtotal	3,863,593

5,073,325
Less current portion	(1,132,411)

Long term operating lease liability	$3,940,914

NOTE 13 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted weighted average common shares for the three months ended September 30, 2020 and 2019 is as follows:

	For the Three Months Ended
	September 30,
	2020	2019

Basic weighted average shares	26,924,381	26,924,381
Effect of potential dilutive securities	15,250	-
Diluted weighted average shares	26,939,631	26,924,381

A reconciliation of basic and diluted weighted average common shares for the nine months ended September 30, 2020 and 2019 is as follows:

	For the Nine Months Ended
	September 30,
	2020	2019

Basic weighted average shares	26,924,381	26,924,381
Effect of potential dilutive securities	15,250	-
Diluted weighted average shares	26,939,631	26,924,381

For the three and nine months ended September 30, 2020 and 2019, there were 15,250 and 15,250 common stock options, warrants, and Restricted Stock Units (RSUs) unexercised, respectively.

NOTE 14 — LONG-TERM DEBT

	Outstanding Balance
	September 30,	December 31,	Current
	2020	2019	Interest Rate	Maturity
DGSE
Note payable, related party (1)	$2,885,476	$2,949,545	6.00%	May 16, 2024
Note payable, Truist Bank (2)	950,711	-	3.65%	July 9, 2030
Note payable, Texas Bank & Trust (3)	496,000	-	3.75%	September 14, 2025

	4,332,187	2,949,545
ECHG
Note payable, related party (1)	6,545,155	6,689,507	6.00%	May 16, 2024

Envela
Note payable (4)	1,668,200	-

Sub-Total	12,545,542	9,639,052

Current portion	2,021,521	1,084,072

	$10,524,021	$8,554,980

(1) On May 20, 2019, in connection with the acquisition of the Echo Entities (the “Echo Transaction”) the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board of Directors of the Company (the “Board”). ECHG, LLC executed a 5-year, $6,925,979 note for the Echo Transaction, amortized over 20 years at a 6% annual interest rate. DGSE, LLC executed a 5-year, $3,074,021 note to pay off the accounts payable – related party balance to Elemetal, LLC (“Elemetal”) as of May 20, 2019. That promissory note is also amortized over 20 years at a 6% annual interest rate. On January 1, 2020, revisions were made on the original documents for both DGSE and ECHG notes. Originally, the DGSE note stated that the monthly interest and principal payment due was $41,866 and the ECHG note stated that the monthly interest and principal payment due was $94,327. The revised interest and principal payment due monthly on the note for DGSE is $22,203. The revised interest and principal payment due monthly on the note for ECHG is $49,646. The allocation between short-term and long-term notes payable, related party was revised accordingly starting with the three months ending March 31, 2020.

(2) On July 9, 2020, DGSE closed the purchase of a new retail building located at 610 E. Round Grove Road in Lewisville, Texas for $1.195 million. The purchase was partly financed through a $956,000, 10 year loan, bearing an annual interest rate of 3.65%, amortized over 20 years, payable to Truist Bank (f/k/a BB&T Bank). The note has monthly interest and principal payments of $5,645.

(3) On September 14, 2020, 1106 NWH Holdings, LLC, a wholly owned subsidiary of DGSE, closed on the purchase of a new retail building located at 1106 W. Northwest Highway in Grapevine, Texas for $620,000. The purchase was partly financed through a $496,000, 5 year loan, bearing an annual interest rate of 3.75%, amortized over 20 years, payable to Texas Bank & Trust. The note has monthly interest and principal payments of $2,941.

(4) The Company applied for and received, on April 20, 2020, approximately $1.67 million, 1% interest, federally backed loan intended to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic (the “Federal Loan”), with Truist Bank (f/k/a BB&T Bank) as lender. The Federal Loan is forgivable to the extent that certain criteria are met. We will apply for the forgiveness of the Federal Loan during the fourth quarter ending December 31, 2020; therefore, we are classifying the loan as short-term.

Future scheduled principal payments of our notes payable and notes payable, related party, as of September 30, 2020 are as follows:

Note payable, related party - DGSE

Year Ending December 31,	Amount

2020 (excluding the nine months ended September 30, 2020)	$23,021
2021	95,129
2022	100,996
2023	107,225
2024	2,559,105

Subtotal	2,885,476

Note payable, Truist Bank - DGSE

Year Ending December 31,	Amount

2020 (excluding the nine months ended September 30, 2020)	8,285
2021	33,904
2022	35,163
2023	36,468
2024	37,821
Thereafter	799,070

Subtotal	950,711

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2020 (excluding the nine months ended September 30, 2020)	4,250
2021	17,399
2022	18,053
2023	18,732
2024	19,437
Thereafter	418,129

Subtotal	496,000

Note payable, related party - ECHG

Year Ending December 31,	Amount

2020 (excluding the nine months ended September 30, 2020)	51,284
2021	211,903
2022	224,973
2023	238,849
2024	5,818,146

Subtotal	6,545,155

Note payable - Envela Corporation

Year Ending December 31,	Amount

2020 (excluding the nine months ended September 30, 2020)	1,668,200

Subtotal	1,668,200

$12,545,542

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

Stock-based compensation expense for the three months and nine months ended September 30, 2020 and 2019 was $0 and $0, respectively.

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

Through a series of transactions beginning in 2010, Elemetal, NTR Metals, LLC (“NTR”) and Truscott Capital, LLC (“Truscott” and together with Elemetal and NTR, the “Related Entities”), became the largest shareholders of our common stock. On August 29, 2018, NTR transferred all of its common stock in the Company to Eduro Holdings, LLC (“Eduro”), which is controlled by John R. Loftus, the Company’s CEO, President and Chairman of the Board. A certain Related Entity (the “Related Trading Partner”) has been the Company’s primary refiner and bullion trading partner. For the nine months ended September 30, 2019, the Related Trading Partner accounted for 3% of sales and 1% of purchases. For the nine months ended September 30, 2020, the Related Trading Partner was no longer a Related Party. On May 20, 2019, through a series of transactions, the Related Entities sold their shares of the Company to Mr. Loftus. As of May 20, 2019, the Related Entities were no longer Related Parties. As of September 30, 2020, the Company was obligated to pay $0 to the Related Trading Party as a trade payable, and had a $0 receivable from the Related Trading Partner. As of September 30, 2019, the Company was obligated to pay $0 to the Related Trading Partner as a trade payable and had a $0 receivable from the Related Trading Partner. For the nine months ended September 30, 2020 and 2019, the Company paid the Related Entities $0 and $46,068, respectively, in interest on the Company’s outstanding payable.

Through a series of transactions, as reported on its Schedule 13D filed with the SEC on May 24, 2019, Truscott sold its 12,814,727 shares of the Company’s common stock, which then represented 47.7% of the Company’s common stock outstanding, to John R. Loftus, the Company’s CEO, President and Chairman of the Board. In connection therewith, Mr. Loftus assumed all rights under the existing registration rights agreements. On the same day, Mr. Loftus contributed his 12,814,727 shares of the Company’s common stock to N10TR, LLC (“N10TR”), which is controlled by Mr. Loftus. Mr. Loftus, by virtue of his relationship with Eduro and N10TR may be deemed to indirectly beneficially own the shares of the Company’s common stock that Eduro and N10TR directly beneficially own. Also on the same day, the Company entered into two loan agreements with Mr. Loftus. ECHG, LLC executed a 5-year, $6,925,979 note in connection with the Echo Transaction, amortized over 20 years at a 6% annual interest rate. DGSE, LLC executed a 5-year, $3,074,021 note to pay off the accounts payable – related party balance to Elemetal, as of May 20, 2019. That promissory note is also amortized over 20 years at a 6% annual interest rate. Both notes are being serviced by operational cash flow. For the nine months ended September 30, 2020 and 2019, the Company paid Mr. Loftus $442,550 and $194,081, respectively, in interest on the Company’s outstanding note payables, related party.

 NOTE 17 — SUBSEQUENT EVENTS

On September 14, 2020, the Company signed an initial agreement for the purchase of an office building to relocate its corporate headquarters, in Irving, Texas, for $3.521 million. The building has approximately 73,000 rentable square feet, and is approximately 70% leased. We closed the purchase of the building on November 4, 2020. The purchase was partly financed through a $2.96 million, 5 year loan, bearing an annual interest rate of 3.25%, amortized over 20 years, payable to Texas Bank & Trust. The Company will continue to sublet the building to offset the note payments.

The coronavirus disease 2019 (COVID-19) pandemic has adversely affected global economic business conditions. Future sales on products like ours could decline due to increased commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact is highly uncertain and subject to change. We saw an adverse impact on the Company’s sales for the quarter ended June 30, 2020, and the pandemic may have a negative impact on our operations into year 2021. The duration of any such impact cannot be predicted, and the Company believes additional liquidity may be necessary to support ongoing operations during this period of uncertainty. The Company entered into a Federal Loan effective April 20, 2020 with Truist Bank (f/k/a BB&T Bank) as the lender in an aggregate principal amount of approximately $1.67 million pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief, and Economic Security (CARES) Act. Subject to the terms of the note, the Federal Loan bears interest at a fixed rate of 1% per annum, with interest deferred up to 7 months payable monthly thereafter, has an initial term of two years and is unsecured and guaranteed by the Small Business Administration. The loan is intended to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic. The Federal Loan is forgivable to the extent that certain criteria are met. We will apply for the forgiveness of the Federal Loan during the fourth quarter ending December 31, 2020. There is no assurance that the Company will be granted forgiveness of the Federal Loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references to “we,” “us,” “our,” “the Company” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and, (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking statements based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q as well as under the section entitled “Risk Factors” in our Fiscal 2019 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Results of Operations

General

The COVID-19 pandemic’s effects, including limited Company operations due to a portion of our retail stores being unable to sell certain products, mandated by governing authorities, and dramatic changes in consumer behavior, led to a decline in DGSE sales during the second quarter of fiscal year 2020. As the activity has grown rapidly, from increased business, at both DSGE's retail locations and ECHG's warehouses during the quarter ended September 30, 2020, we continue to exercise the safety protocols established by the Company at the start of the pandemic. The Company continues to operate at full strength and will take measures to keep our employees safe where possible. The Company established safety protocols by wearing masks and social distancing where possible. The Company had no layoffs or terminations due to the pandemic, although there had been reduced revenue from governmental shut-in orders for the second quarter ended June 30, 2020. As the activity has grown rapidly, from increased business, at both DGSE's retail locations and ECHG's warehouses during the quarter ended September 30, 2020, we continue to exercise the safety protocols established by the Company at the start of the pandemic. The Company continues to operate at full strength and will take measures to keep our employees safe where possible. Although retail investors’ demand for precious-metal coins appeared to have contributed to higher gold prices, jewelry consumption and recycled-gold supply plunged during the second quarter as consumers were confined to their homes for most of the quarter in an effort to stem the spread of COVID-19, according to the World Gold Council (the “WGC”). Over the longer term, the WGC noted it believed that recycled-gold volumes could likely rise once restrictions are lifted, with consumers looking for liquid assets—such as gold—to help alleviate economic hardship caused by the lockdown. Consumer demand for our products rose following the lifting of governmental orders to refrain from selling non-essential items in our retail stores due to the COVID-19 pandemic and a related spiking of gold prices.

The following disaggregation of total revenue is listed by sales category and segment for the three months ended September 30, 2020 and September 30, 2019:

CONSOLIDATED	Three Months Ended September 30,
	2020			2019
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$27,101,477	$3,139,884	11.6%	$14,105,015	$1,659,597	11.8%
Recycled	1,035,697	293,076	28.3%	2,547,912	359,255	14.1%

Subtotal	28,137,174	3,432,960	12.2%	16,652,927	2,018,852	12.1%

ECHG
Resale	7,812,553	2,376,406	30.4%	5,133,181	2,408,416	46.9%
Recycled	2,861,157	1,354,031	47.3%	1,075,093	759,186	70.6%

Subtotal	10,673,710	3,730,437	34.9%	6,208,274	3,167,602	51.0%

	$38,810,884	$7,163,397	18.5%	$22,861,201	$5,186,454	22.7%

The following disaggregation of total revenue is listed by sales category and segment for the nine months ended September 30, 2020 and September 30, 2019:

CONSOLIDATED	Nine Months Ended September 30,
	2020			2019
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$59,065,343	$6,632,131	11.2%	$45,737,002	$5,705,946	12.5%
Recycled	3,784,444	779,776	20.6%	5,514,091	801,216	14.5%

Subtotal	62,849,787	7,411,907	11.8%	51,251,093	6,507,162	12.7%

ECHG
Resale	15,595,813	5,818,672	37.3%	5,116,345	2,335,781	45.7%
Recycled	6,740,034	3,705,356	55.0%	3,450,730	1,927,308	55.9%

Subtotal	22,335,847	9,524,028	42.6%	8,567,075	4,263,089	49.8%

	$85,185,634	$16,935,935	19.9%	$59,818,168	$10,770,251	18.0%

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

Revenue. Revenue related to DGSE’s continuing operations increased by $11,484,247, or 69%, during the three months ended September 30, 2020, to $28,137,174, as compared to $16,652,927 during the same period in 2019. Resale revenue, such as bullion, jewelry, watches and rare coins, increased by $12,996,462, or 92%, during the three months ended September 30, 2020, to $27,101,477 as compared to $14,105,015 during the same period in 2019. Recycled-material sales decreased 59% to $1,035,697 for the three months ended September 30, 2020, as compared to $2,547,912 for the three months ended September 30, 2019. Revenue increased for resale items for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the apparent increase in consumer demand following the lifting of governmental orders to refrain from selling non-essential items in our retail stores due to the COVID-19 pandemic and the related spiking of gold prices due to the pandemic. The decrease in recycled-materials revenue is primarily due to the spike in resale revenue stemming from the COVID-19 pandemic, as we purchased inventory for the quarter ended September 30, 2020, more inventory was kept for our retail stores as compared to the three months ended September 30, 2019, and recycled less.

Revenue related to ECHG’s continuing operations for the three months ended September 30, 2020 increased by $4,465,436, or 72%, to $10,673,710, as compared to $6,208,274 during the same period in 2019. Resale revenue increased by $2,679,372, or 52%, to $7,182,553 as compared to $5,133,181 during the three months ended September 30, 2019. Recycled sales increased by $1,786,064 or 166%, to $2,861,157 as compared to $1,075,093 for the three months ended September 30, 2019. Teladvance was acquired on August 2, 2019; therefore, the revenue for the three months ended September 30, 2019 may not be fully comparable to the three months ended September 30, 2020.

The Company has no layoffs to-date or terminations due to the pandemic, although revenue declined from governmental shut-in orders for the second quarter ended June 30, 2020.

Gross Profit. Gross profit related to DGSE’s operations for the three months ended September 30, 2020, increased by $1,414,108, or 70%, to $3,432,960 as compared to $2,018,852 during the same period in 2019. The increase in total gross profit was due primarily to the increase in sales velocity of resale items due to the apparent increase in consumer demand following lifting of the governmental restrictions from the COVID-19 pandemic and the aforementioned related spike in gold prices. Although there was increased revenue for the resale items, there was also a slightly lower gross-margin percentages due to DGSE’s desire to increase the sales velocity after the lifting of governmental orders due to the COVID-19 pandemic.

Gross profit related to ECHG for the three months ended September 30, 2020 was $3,730,437 as compared to $3,167,602 during the same period in 2019. Gross profit for resale revenue for the three months ended September 30, 2020 was $2,376,406, or 64% of ECHG’s gross profit, compared to recycled gross profit during the same period of $1,354,031, or 36%. Teladvance was acquired on August 2, 2019; therefore, the gross profit for the three months ended September 30, 2019 may not be fully comparable to the three months ended September 30, 2020.

Selling, General and Administrative Expenses. For the three months ended September 30, 2020, Selling, General and Administrative (“SG&A”) expenses for DGSE decreased by $164,750, or 9%, to $1,703,394, as compared to $1,868,144 during the same period in 2019. The decrease in SG&A was primarily due to corporate overhead expenses being shared between both the DGSE and ECHG segments.

The SG&A expenses for ECHG totaled $2,166,279 for the three months ended September 30, 2020. Teladvance was acquired on August 2, 2019, therefore, the SG&A expense for the three months ended September 30, 2019 may not be fully comparable to the three months ended September 30, 2020.

Depreciation and Amortization. For the three months ended September 30, 2020, depreciation and amortization expense for DGSE was $79,190, compared to $44,368 for the same period in 2019, an increase of $34,822, or 78%. The increase of $34,822 from the three months ending September 30, 2020 compared to the three months ending September 30, 2019 is primarily due to a vehicle purchase during the first quarter of 2020 and amortization expenses from additional point of sale “POS” costs during the year to be amortized.

The Depreciation and Amortization expense for ECHG consisted of depreciation of $16,692 and amortization of $83,900 for the three months ending September 30, 2020. Amortization for the three months ended September 30, 2020, is from the Echo Entities’ Purchase Price Allocation of intangibles amortized over 10 years. Teladvance was acquired on August 2, 2019; therefore, the depreciation and amortization expense for the three months ended September 30, 2019 may not be fully comparable to the three months ended September 30, 2020.

Interest Expense. For the three months ended September 30, 2020, interest expense for DGSE was $53,931, an increase of $7,167 or 15%, compared to $46,764 during the same period in 2019. This increase was primarily the result of additional loans to DGSE to finance recent real estate acquisitions for retail operations, as discussed above.

The interest expense for ECHG was $101,868 for the three months ended September 30, 2020, as compared to $101,956 for the same period in 2019, a slight decrease due to a paid down principal balance on the note payable, related party. The interest paid and accrued interest for the three months ended September 30, 2020 is from the note payable, related party, the proceeds of which were used for the purchase of the Echo Entities.

Income Tax Expense. For the three months ending September 30, 2020, income tax expense was $273 a decrease of $41,437, compared to $41,710 for the three months ending September 30, 2019. The effective income tax rate was 0% and 3.9% for the three months ending September 30, 2020 and 2019, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes, non-deductible expenses and changes in the valuation allowance in relation to the deferred tax asset for NOL carryforwards.

Net Income. We recorded a net income of $2,984,824 for the three months ended September 30, 2020, compared to a net income of $1,035,475 for the three months ended September 30, 2019, an increase in net income of $1,949,349, which is due primarily to an almost 70% increase in revenue between the periods.

Earnings Per Share. For the three months ending September 30, 2020, our net income per basic and diluted shares attributable to common stockholders was $0.11, compared to $0.04 per basic and diluted shares for the three months ending September 30, 2019. This increase is again due primarily to an almost 70% increase in revenue between the periods.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

Revenues. Revenue related to DGSE’s operations increased by $11,598,693, or 23%, during the nine months ended September 30, 2020, to $62,849,787, as compared to $51,251,094 during the same period in 2019. Resale revenue, such as bullion, jewelry, watches and rare coins, increased $13,328,341, or 29%, compared to the nine months ended September 30, 2019. Recycled revenue decreased by approximately 31%, compared to the prior year nine months. Revenue increased for the nine months ending September 30, 2020, compared to the nine months ending September 30, 2019, primarily due an apparent increase in consumer demand following the lifting of governmental orders to refrain from selling non-essential items in our retail stores because of the COVID-19 pandemic and the spiking of gold prices due to the pandemic.

Revenue related to ECHG for the nine months ended September 30, 2020 was $22,335,847, consisting of $15,595,813 of resale revenue, or 70% of ECHG sales, compared to $6,740,034 of recycled sales, or 30%. The Echo Entities were acquired on May 20, 2019, and Teladvance was acquired on August 2, 2019; therefore, the revenue for the nine months ended September 30, 2019 is not comparable to the nine months ended September 30, 2020.

Gross Profit. Gross profit for the nine months ended September 30, 2020, related to DGSE, increased by $904,745, or 14%, to $7,411,907, as compared to $6,507,162 during the same period in 2019. The increase in gross profit was primarily due to increased sales. As a percentage of revenue, gross margin decreased to 11.8% for the nine months ended September 30, 2020, compared to 12.7% for the same period in 2019.

Gross profit related to ECHG for the nine months ended September 30, 2020, was $9,524,028, consisting of gross profit for resale revenue of $5,818,672, or 61% of ECHG’s gross profit, and recycled gross profit accounting for $3,705,356, or 39%. The Echo Entities were acquired on May 20, 2019, and Teladvance was acquired on August 2, 2019; therefore, the gross profit for the nine months ended September 30, 2019 is not comparable to the nine months ended September 30, 2020.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2020, DGSE’s SG&A expenses decreased by $362,514, or 7%, to $5,121,568, as compared to $5,484,082 during the same period in 2019. The decrease in SG&A was primarily due to corporate overhead expenses being shared between both the DGSE and ECHG segments.

The SG&A expenses for ECHG totaled $6,189,975 for the nine months ended September 30, 2020. The Echo Entities were acquired on May 20, 2019, and Teladvance was acquired on August 2, 2019; therefore, the SG&A expense for the nine months ended September 30, 2019 is not comparable to the nine months ended September 30, 2020.

Depreciation and Amortization. For the nine months ended September 30, 2020, DGSE’s depreciation and amortization expense was $235,471, compared to $193,141 for the same period in 2019. The increase is primarily due to additional POS costs that are being amortized and a vehicle purchased during the first quarter of 2020.

The Depreciation and Amortization expense for ECHG consisted of depreciation of $52,046 and amortization of $251,700 for the nine months ended September 30, 2020. Amortization for the nine months ended September 30, 2020 is due to the Echo Entities’ Purchase Price Allocation of intangibles being amortized over 10 years. The Echo Entities were acquired on May 20, 2019, and Teladvance was acquired on August 2, 2019; therefore, the depreciation and amortization expense for the nine months ended September 30, 2019 is not comparable to the nine months ended September 30, 2020.

Interest Expense. For the nine months ended September 30, 2020, the interest expense for DGSE was $142,824, an increase of $35,854, or 34%, compared to $106,970 during the same period in 2019. The increase is primarily due to an increased interest rate on the note payable, related party, that paid off the accounts payable, related party, outstanding balance on May 20, 2019.

The interest expense for ECHG was $302,587 for the nine months ended September 30, 2020, which is the interest paid and accrued for the nine months ended September 30, 2020 for the note payable, related party, the proceeds of which were used for the purchase of the Echo Entities. The Echo Entities were acquired on May 20, 2019; therefore, the interest expense for the nine months ended September 30, 2019 is not comparable to the nine months ended September 30, 2020.

Income Tax Expense. For the nine months ended September 30, 2020, income tax expense was $35,127, a decrease of $30,238, or 46%, compared to $65,365 for the nine months ended September 30, 2019. The effective income tax rate was 1.0% and 3.2% for the nine months ended September 30, 2020 and 2019, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes, non-deductible expenses and changes in the valuation allowance in relation to the deferred tax asset for NOL carryforwards.

Net Income. The Company recorded a net income of $4,725,147 for the nine months ended September 30, 2020, compared to a net income of $1,979,637 for the nine months ended September 30, 2019, an increase in net income of $2,745,510, which is due primarily from the additional net income attributable to ECHG and increased sales in both the DGSE and ECHG segments, for the nine months ended September 2020, compared to the nine months ended September 30, 2019.

Earnings Per Share. For the nine months ended September 30, 2020, our net income per basic and diluted shares attributable to common stockholders was $0.18, compared to $0.08 per basic and diluted shares for the nine months ended September 30, 2019.

Liquidity and Capital Resources

During the nine months ended September 30, 2020, cash flows provided by operations totaled $3,234,699, and during the nine months ended September 30, 2019 cash flows used in operations totaled $2,732,488, an increase of $5,967,187. Cash provided by operations for the nine months ended September 30, 2020 was driven largely by the increase of accounts payable and accrued expenses of $1,006,345 and net income added to non-cash items of depreciation and amortization of $5,264,364, offset by an increase in trade receivables of $1,661,332 and an increase in inventories of $1,108,062. Cash used in operations for the nine months ended September 30, 2019 was driven largely by the reduction of accounts payable and accrued expenses of $1,006,345, the reduction of accounts payable, related party of $3,074,021, the increase of trade receivables of $920,929, the increase in inventories of $256,103 and the increase in prepaid expenses of $212,866, offset by net income added non-cash items of depreciation, amortization, bad debt expense of $2,207,195.

During the nine months ended September 30, 2020 and 2019, cash flows used in investing activities totaled $3,382,591 and $6,024,506, respectively, a period-over-period decrease of $2,641,915. The use of cash in investing activities during the nine months ended September 30, 2020 was primarily due to investing in a note receivable of $1,500,000 to CExchange and purchasing two new retail locations for DGSE totaling $1,815,000, of which $363,000 was cash payments applied against the purchases of the retail locations and the remainder of the balance purchased was financed through notes payable. The use of cash in investing activities during the nine months ended September 30, 2019 was primarily due to purchasing the Echo Entities for $5,876,517, net of cash.

During the nine months ended September 30, 2020 and 2019, cash flows provided by financing totaled $2,906,490 and $9,858,432, respectively, a period-over-period decrease of $6,951,942. The cash provided by financing during the nine months ended September 30, 2020 were payments made against the notes payable, related party of $208,421, offset by the Federal Loan received of $1,668,200 and two loans from Texas Bank and Trust for $496,000 and Truist Bank (f/k/a BB&T Bank) for $956,000. The cash provided by financing during the nine months ended September 30, 2019 represented payments made against the notes payable, related party of $292,568, offset by financing to pay off the accounts payable, related party of $3,074,021 and financing for the acquisition of the Echo Entities of $6,925,979.

The COVID-19 pandemic has adversely affected global economic business conditions. Future sales of products like ours have and may continue to decline due to increased commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact, including the impact on our liquidity and capital resources, is highly uncertain and subject to change. The duration of any such impact cannot be predicted, and the Company believes additional liquidity may be necessary to support ongoing operations during this period of uncertainty. The Company entered into a Payment Protection Term Note effective April 20, 2020 with Truist Bank (f/k/a BB&T Bank) as the lender in an aggregate principal amount of approximately $1.67 million pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief, and Economic Security (CARES) Act, the Federal Loan. On May 18, 2020, the Company renewed and increased its Texas Bank & Trust Co. line of credit (the “Truist Credit Facility”) from $1,000,000 to $3,500,000, and from a one-year term to a two-year term, of which $0 is currently drawn. The loan agreement for the Truist Credit Facility includes a 30-day clean-up provision. From time to time we adjust our inventory levels to meet seasonal demand or working-capital requirements. Management believes we have sufficient capital resources (including the Federal Loan) to meet working-capital requirements. If additional working capital is required, we will seek additional loans from individuals or other commercial banks. The availability of such loans on acceptable terms is uncertain.

We expect our capital expenditures to total approximately $150,000 during the next twelve months. These expenditures will be driven by build-out expenses for properties purchased by DGSE for retail locations, and the purchase of the office building discussed below.

On September 14, 2020, the Company signed an initial agreement for the purchase of an office building to relocate its corporate headquarters, in Irving, Texas, for $3.521 million. The building has approximately 73,000 rentable square feet, and is approximately 70% leased. We closed the purchase of the building on November 4, 2020. The purchase was partly financed through a $2.96 million, 5 year loan, bearing an annual interest rate of 3.25%, amortized over 20 years, payable to Texas Bank & Trust. The Company will continue to sublet the building to offset the note payments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and our principal financial officer, conducted an evaluation, as of the end of the period covered by the Quarterly Report on Form 10-Q, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2020, the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in that the reports that we file or submit under the Exchange Act and are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company's business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flow. Management is also not aware of any legal proceedings contemplated by government agencies of which the outcome is reasonable likely to have a material adverse effect on the Company's financial condition, results of operations or cash flow.

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

Except as set forth above, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report, filed with the SEC on March 26, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

As noted above, On July 9, 2020 and September 14, 2020, DGSE closed the purchases of new retail buildings located in Lewisville, Texas and Grapevine, Texas, respectively. The agreements for the purchases of these retail buildings were signed on May 22, 2020 and June 24, 2020. The purchase of the Lewisville location was for consideration of $1.195 million and the purchase of the Grapevine location was for consideration of $620,000. Each was financed in substantial part by long-term loans, as discussed above. The purchase agreements of these retail locations are attached to this quarterly report on Form 10-Q as Exhibit 10.1 and 10.2, respectively, and are incorporated by reference into this item 5.

On September 14, 2020, the Company signed an initial agreement for the purchase of an office building to relocate its corporate headquarters, in Irving, Texas, for $3.521 million. The building has approximately 73,000 rentable square feet, and is approximately 70% leased. We closed the purchase of the building on November 4, 2020. The purchase was partly financed through a $2.96 million, 5 year loan, bearing an annual interest rate of 3.25%, amortized over 20 years, payable to Texas Bank & Trust. The Company will continue to sublet the building to offset the note payments  The purchase agreement of this office building is attached to this quarterly report on Form 10-Q as Exhibit 10.3 and is incorporated by reference into this Item 5.

As previously disclosed, On January 1, 2020, revisions were made on the notes payable, related party. Originally, the DGSE note stated that the monthly interest and principal payment due was $41,866 and the ECHG note stated that the monthly interest and principal payment due was $94,327. The revised interest and principal payment due monthly on the note for DGSE is $22,203. The revised interest and principal payment due monthly on the note for ECHG is $49,646. The revised notes payable, related party are attached to this quarterly report on Form 10-Q as Exhibit 10.4 and 10.5, respectively, and are incorporated by reference into this Item 5.

ITEM 6. EXHIBITS

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
10.1	Purchase agreement, dated May 22, 2020, for the Lewisville, Texas property purchased by DGSE, LLC	X	X	10-Q	November 5, 2020	10.1
10.2	Purchase agreement, dated June 24, 2020, for the Grapevine, Texas property purchased by 1106 NWH Holdings, LLC, wholly owned by DGSE, LLC	X	X	10-Q	November 5, 2020	10.2
10.3	Purchase agreement, dated September 14, 2020, for the Irving, Texas office building purchased by Envela Corporation	X	X	10-Q	November 5, 2020	10.3
10.4	Revised note payable, related party, dated January 1, 2020, between DGSE, LLC and John R. Loftus.	X	X	10-Q	November 5, 2020	10.4
10.5	Revised note payable, related party, dated January 1, 2020, between ECHG, LLC and John R. Loftus	X	X	10-Q	November 5, 2020	10.5
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVELA CORPORATION (Registrant)
Date: November 5, 2020	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)