Form 10-Q/A
period 2020-09-30
Envela Corp
filed 2020-11-10
CIK 701719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Explanatory Note

Envela Corporation (the “Company” ) is filing this amendment (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“the Commission”) on November 5, 2020, solely to correct several typographical errors in Part I - Item 1. Financial Statements, Condensed Consolidated Statements of Income. Page 1 incorrectly presents several errors in the column “Three Months Ended September 30, 2020”. “Income before income taxes” is corrected to read “$2,985.097” instead of “$2,985,824” and “Net income, Diluted earnings per share” is corrected to read “$0.11” instead of “$0.10”. Also on Page 1, an error in the column “Nine Months Ended September 30, 2020”, “Cost of goods sold” is corrected to read “$68,249,699” instead of “$68,629,699”.  No other corrections or changes were required to be made.

In accordance with applicable SEC rules, we are also filing updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

Except for the items noted above, no other information included in the Original Form 10-Q is being amended by this Amendment. The Amendment continues to speak as of the date of the Original Form 10-Q and we have not updated the filing to reflect events occurring subsequent to the Original Form 10-Q date other than those associated with the Restatement and as described above.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2020	2019	2020	2019
Revenue:
Sales	$38,810,884	$22,861,201	$85,185,634	$59,818,168
Cost of goods sold	31,647,487	17,674,747	68,249,699	49,047,917

Gross margin	7,163,397	5,186,454	16,935,935	10,770,251

Expenses:
Selling, General & Administrative Expenses	3,869,673	3,893,618	11,311,543	8,311,199
Depreciation and Amortization	179,782	67,886	539,217	227,558

Total cost of revenue	4,049,455	3,961,504	11,850,760	8,538,757

Operating income	3,113,942	1,224,950	5,085,175	2,231,494
Other income, net	(26,954)	(955)	(120,510)	(54,285)
Interest expense	155,799	148,720	445,411	240,778

Income before income taxes	2,985,097	1,077,185	4,760,274	2,045,001
Income tax expense	273	41,710	35,127	65,364

Net income	$2,984,824	$1,035,475	$4,725,147	$1,979,637

Basic earnings per share:
Net income	$0.11	$0.04	$0.18	$0.08

Diluted earnings per share:
Net income	$0.11	$0.04	$0.18	$0.08

Weighted average shares outstanding:
Basic	26,924,381	26,924,381	26,924,381	26,924,381
Diluted	26,939,631	26,924,381	26,939,631	26,924,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,269,258	$4,510,660
Trade receivables, net of allowances	4,659,074	2,997,743
Inventories	10,617,516	9,509,454
Current right-of-use assets from operating leases	1,173,733	1,160,658
Prepaid expenses	328,354	172,834

Total current assets	24,047,935	18,351,349
Note receivable	1,500,000	-
Property and equipment, net	2,998,838	1,351,039
Goodwill	1,367,109	1,367,109
Intangible assets, net	3,089,648	3,394,073
Operating lease right-of-use assets	3,815,058	2,335,040
Other long-term assets	299,614	204,784

Total assets	$37,118,202	$27,003,394

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$2,553,145	$1,467,845
Notes payable, related party	302,485	1,084,072
Notes payable	1,719,036	-
Current operating lease liabilities	1,132,411	1,175,109
Accrued expenses	837,554	916,509
Customer deposits and other liabilities	189,315	165,404

Total current liabilities	6,733,946	4,808,939
Notes payable, related party, less current portion	9,128,146	8,554,980
Notes payable, less current portion	1,395,875	-
Long-term operating lease liabilities, less current portion	3,940,914	2,445,301

Total liabilities	21,198,881	15,809,220

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized;
26,924,381 shares issued and outstanding	269,244	269,244
Additional paid-in capital	40,172,677	40,172,677
Accumulated deficit	(24,522,600)	(29,247,747)

Total stockholders’ equity	15,919,321	11,194,174

Total liabilities and stockholders’ equity	$37,118,202	$27,003,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2020	2019
	(Unaudited)	(Unaudited)
Operations
Net income	$4,725,147	$1,979,637
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation, amortization, and other	539,217	227,558
Changes in operating assets and liabilities:
Trade receivables	(1,661,332)	(920,929)
Inventories	(1,108,062)	(256,103)
Prepaid expenses	(155,518)	(212,866)
Other assets	(94,830)	(47,884)
Accounts payable and accrued expenses	1,006,345	(627,911)
Accounts payable, related party	-	(3,074,021)
Operating leases	(40,179)	120,673
Customer deposits and other liabilities	23,911	79,358

Net cash provided by (used in) operations	3,234,699	(2,732,488)

Investing
Investment in note receivable	(1,500,000)	-
Intangible assets	-	(45,000)
Acquisition of the Echo Entities, net of cash acquired	-	(5,876,517)
Payments for acquisition of property and equipment	(430,591)	-
Purchase of property and equipment, financed through proceeds from notes	(1,452,000)	(102,989)

Net cash used in investing	(3,382,591)	(6,024,506)

Financing
Financing for the acquisition of the Echo Entities	-	6,925,979
Financing to pay off accounts payable, related party	-	3,074,021
Line of credit	-	151,000
Proceeds from Paycheck Protection Program Note	1,668,200	-
Proceeds from notes to purchase property	1,452,000	-
Payments on notes payable	(5,289)	-
Payments on notes payable, related party	(208,421)	(292,568)

Net cash provided by financing	2,906,490	9,858,432

Net change in cash and cash equivalents	2,758,598	1,101,438
Cash and cash equivalents, beginning of period	4,510,660	1,453,941

Cash and cash equivalents, end of period	$7,269,258	$2,555,379

Supplemental Disclosures
Cash paid during the period for:
Interest	$443,415	$240,778
Income taxes	$30,025	$43,578

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

ENVELA CORPORATION (Registrant)
Date: November 10, 2020	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2020		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)