Form 10-K
period 2020-12-31
Envela Corp
filed 2021-03-23
CIK 701719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020
OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to

Commission File Number 001-11048

ENVELA CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	88-0097334
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1901 GATEWAY DRIVE, STE 100. IRVING, TX 75038
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(972) 587-4049
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

www.envela.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered

COMMON STOCK, par value $0.01 per share	ELA	NYSE American
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $45.132 million based on the closing sale price as reported on the NYSE American. As of March 22, 2021, there were 26,924,631 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

ENVELA CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2020

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company”, “Envela” refer to the consolidated business operations of Envela Corporation, the parent, and all of its direct and indirect subsidiaries.

Note About Forward-Looking Statements

This annual report on Form 10-K for the fiscal year ended December 31, 2020 (this “Form 10-K”), including but not limited to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” below, information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” “typical,” “projection,” “plan,” “target,” “mission,” “intend,” “believe” or similar words. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under “Item 1A. Risk Factors” below and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

PART I
Item 1

PART I

ITEM 1. BUSINESS

OUR MISSION

Envela’s mission is to empower recommerce buyers and sellers to extend the useful life of goods by reselling previously owned or used goods, or recycling goods’ materials, elements or components for sale and reuse.

OVERVIEW

Envela is a holding company owning subsidiaries engaged in the recommercialization of goods. Envela’s recommerce operations in each subsidy reconditions previously owned or used goods for resale, or recycles products’ value by extracting materials, elements or components that can be sold. Envela’s recommerce businesses is conducted on both a retail basis and a wholesale basis through distributors, resellers, dedicated stores and online. Envela’s subsidiaries also operate a number of other related businesses and brands engaged in a variety of activities, as identified herein. Envela is domiciled in the state of Nevada, and its corporate headquarters are located in Irving, Texas.

OPERATING SEGMENTS

Envela operates through two recommerce business segments represented by its two direct subsidiaries. DGSE, LLC (“DGSE”) focuses on the recommercialization of luxury hard assets, and ECHG, LLC (“ECHG”) focuses on the recommercialization of business IT equipment and consumer electronic devices.

DGSE operates the Dallas Gold & Silver Exchange, Charleston Gold & Diamond Exchange and Bullion Express brands and primarily buys and resells or recycles luxury hard assets like jewelry, diamonds, gemstones, fine watches, rare coins and related collectibles, precious-metal bullion products, gold, silver and other precious-metals. Buying and selling items for their precious-metals content is a major method by which DGSE markets itself. DGSE also offers jewelry repair services, custom-made jewelry and consignment items, and maintains relationships with refiners for precious-metal items that are not appropriate for resale.

ECHG owns and operates Echo Environmental Holdings, LLC (“Echo”), ITAD USA Holdings, LLC (“ITAD USA”) and Teladvance, LLC (“Teladvance”), through which it primarily buys and resells or recycles consumer electronic components and IT equipment. Echo focuses on end-of-life electronics recycling and sustainability, ITAD USA provides IT equipment disposition, including compliance and data sanitization services, and Teladvance operates as a value-added reseller by providing offerings and services to companies looking either to upgrade capabilities or dispose of equipment. Like DGSE, ECHG also maintains relationships with refiners or recyclers to which it sells valuable materials it extracts from electronics and IT equipment that are not appropriate for resale or reuse.

During the first quarter of fiscal year 2020, Envela revised the way it reviews its financial information to align more closely with its strategy to engage in diverse recommerce activities through the two principal business segments mentioned above—DGSE and ECHG. Although our Company’s overall strategy is recommerce, we feel there are distinct segments within recommerce. DGSE buys luxury hard assets, and ECHG buys consumer electronics and IT equipment, for either resale or recycling. Envela will continue to report its revenue and operating expenses based on its DGSE and ECHG operating segments, and beginning in fiscal year 2020, Envela disaggregated its revenue, within the operating segments, based on its resale and recycle presentation basis. The Company’s historical disaggregation of revenue has been recast to conform to our current presentation.

The Company includes segment information in the notes to the financial statements. The objective of segment reporting is to provide a management approach that identifies different types of businesses within the Company and how we have organized the segments to make financial decisions.

DGSE SEGMENT

DGSE buys to resell or recycle luxury hard assets, including jewelry, diamonds, fine watches, rare coins and currency, precious-metal bullion as well as items for their precious-metals content, and other valuables. DGSE reconditions items for resale as a whole good or component parts, or recycles them by selling recovered precious metals to refiners. These metals include gold, silver, platinum and palladium, with gold constituting the majority of our purchases and resales. DGSE resells through its retail locations or wholesale contacts. Where resale or wholesale is not appropriate, such as for crafted-precious-metal items at the end of their useful lives, the items are sent to a third-party refiner and analyzed for metal content, after which they can be recycled and either sold or recrafted into new jewelry or bullion products. In addition to purchase and resale, DGSE offers on-site jewelry and watch repair and restoration services at its Dallas flagship location, located at 13022 Preston Road, Dallas, Texas 75240, and also partners with a number of consignment vendors which expands offerings at DGSE’s retail locations. DGSE also designs and offers custom bridal and fashion jewelry. As referenced above, DGSE also purchases items for their precious-metal content. Buying and selling precious metal is a major method by which DGSE markets itself.

PART I
Item 1

For over 40 years, DGSE has been a destination location for those seeking value and liquidity in reselling or trading jewelry, and in recycling the precious metals of items it determines are not appropriate to sell as a whole good or as component parts. DGSE’s in-house staff of experts, including horologists, gemologists and authenticators, inspect items for authenticity and value, and share their market knowledge with its customers.

DGSE operates six retail locations: five Dallas Gold & Silver Exchange stores throughout the Dallas/Fort Worth Metroplex and the Charleston Gold & Diamond Exchange in Mt Pleasant, South Carolina. In the fourth quarter of 2020, DGSE moved its Southlake, Texas location to Grapevine, Texas, and opened a new location in Lewisville, Texas—both suburbs of Dallas. DGSE purchased its Grapevine and Lewisville buildings; it leases its stores in Charleston, South Carolina and the three other locations in the Dallas/Fort Worth Metroplex. DGSE’s Dallas flagship location offers on-site jewelry-repair and watch-restoration services.

We believe that the most successful DGSE locations will be those that can sustain our full retail “exchange” model: engaging in both buying and selling luxury hard assets and maintaining a robust and diverse inventory across all jewelry categories, fine watches and monetary collectibles. Also, to help extend the life of luxury goods, our stores offer repair and restoration services for jewelry and watches. Examples of luxury hard assets that we buy and sell are estate and designer jewelry, fine timepieces, rare and numismatic coins, diamonds, gold, silver and other precious metals. See “Item 7. Management’s Discussion and Analysis—DGSE Precious Metals Pricing and Business Impact” for more information.

In recent years, DGSE has maintained several brick-and-mortar stores throughout Dallas/Fort Worth Metroplex, making our experts accessible to provide our customers guidance and insight. We are now focusing on bringing the DGSE experience to a wider customer base through an expanded footprint. Brick-and-mortar expansion remains a top priority and strong growth opportunity for DGSE. Purchasing the Lewisville and Grapevine stores were part of that focus. We want to continue adding new merchandise daily to an already inviting product selection and providing omnichannel and immersive consumer experiences to customers in existing and new locations.

We will continue to focus on evolving our business across the Dallas/Fort Worth Metroplex and in Charleston, South Carolina in an effort to drive efficiency across our geographical footprint and maximize profitability.

DGSE views e-commerce as a supplement, but not a replacement, to its retail locations and other operations. For more information, see “—Sales and Marketing” below.

ECHG SEGMENT

ECHG owns and operates Echo, ITAD USA and Teladvance, through which it buys to resell or recycle consumer electronics and IT equipment from businesses and other organizations, such as school districts. Items designated for resale as a whole or as component parts get extended operational life by first having any existing data erased and then being refurbished before resale. ECHG recycles goods by removing usable components for resale as components, or by extracting the valuable metals (or other materials) for sale to downstream recycling and refining companies that further process the metal or other materials for subsequent resale. Our customers include companies and organizations that are based domestically and internationally. A significant amount of ECHG’s refining revenue comes through Echo from a refining partner with an international refining facility.

ECHG’s goal is to extend the useful life of electronics through recommerce whenever possible. Resale and reuse conserves energy and raw materials required to make new products and turns obsolete IT assets into revenue.

Echo and ITAD USA (the “Echo Entities”) were formed in connection with the purchases on May 20, 2019 of the assets of Echo Environmental, LLC and ITAD USA, LLC (the “Echo Legacy Entities”). Teladvance was subsequently acquired on August 2, 2019.

Echo and ITAD USA each operate in separate leased warehouses in Carrollton, Texas. These leases were originally assigned in connection with the asset acquisition from the Echo Legacy Entities. Teladvance also primarily operates out of the same Carrollton location as Echo.

Through ECHG and its subsidiaries, Envela plays a larger role in environmental sustainability. It is our mission to solve problems for our clients and leave the planet a better place than we found it. The world is quickly shifting its priorities to better manage our global resources, and it is our drive to work with our customers to design a flexible, convenient, hassle-free recycling solution that accommodates their specific needs.

For more information about ECHG’s business drivers, see “Item 7. Management’s Discussion and Analysis—DGSE Business Drivers and Impacts.”

PART I
Item 1

CUSTOMER TYPES

DGSE Retail Business

DGSE’s products and services are marketed through six retail locations in Texas and South Carolina. As noted above, the brick-and-mortar retail locations operate under the Dallas Gold & Silver Exchange and Charleston Gold & Diamond Exchange brands. DGSE markets bullion products online under the Bullion Express brand.

DGSE Wholesale Business

DGSE transacts a significant amount of business with wholesalers in its industry. These wholesale transactions occur at industry-specific trade shows held periodically throughout the year, during in-person and telephonic sales calls, and through industry-trade websites.

ECHG Business

ECHG provides custom electronics recycling solutions to meet the needs of diverse clients, including Fortune 500 companies, municipalities, school districts, individual consumers and other organizations. ECHG helps consumers realize maximum value for their used electronics and in the process helps protect the environment through responsible recycling.

PRODUCTS AND SERVICES

DGSE Buy Sell Trade

DGSE provides a marketplace that delivers what we believe to be unparalleled value and liquidity for those seeking to buy, sell or trade luxury hard assets like jewelry, watches and diamonds, as well as most numismatic items, discussed below. DGSE buys and sells merchandise in every major jewelry category, including bridal jewelry, fashion jewelry, custom-made jewelry, diamonds and other gemstones, findings (jewelry components) and fine watches.

Much of our jewelry and fine-watch inventory is purchased directly from individual and wholesale customers at our retail locations. We process these purchased items at a central location where expert jewelers, gemologists, precious metal dealers and watchmakers sort them into three main resale categories: retail appropriate, wholesale appropriate and refiner appropriate. Following a determination of retail appropriateness, jewelry and fine watches are cleaned, serviced and repaired by our experienced jewelers and watchmakers so they’re in like-new condition and suitable for resale. Most of these items are then individually tagged and sent to one of our retail locations for sale. Items determined to be not appropriate for our retail locations but suitable for wholesale are grouped into wholesale lots and liquidated through either wholesale contacts or via in-person dealer-to-dealer sales. Items that are not appropriate for retail or wholesale are sold to a third-party refiner.

The higher-quality diamonds and gemstones that we purchase are typically submitted for independent assessment and certification by the Gemological Institute of America (“GIA”) and other third-party certifying authorities. This process helps us resell the diamonds and gemstones individually or as components of our custom bridal and fashion jewelry. Mid-quality diamonds and gemstones are often also utilized in our custom fashion jewelry or packaged with lower-quality stones and sold to wholesalers across the country. DGSE utilizes jewelry makers to design and create custom fashion jewelry for sale at its locations, including to customer specifications.

PART I
Item 1

In addition to our own inventory of reconditioned luxury hard assets that we offer for sale, we maintain relationships with numerous commercial consignment vendors across the country who supply us with new and pre-owned jewelry on consignment. This supplements our over-the-counter jewelry purchases and enhances our overall jewelry offering. Sales of this consignment jewelry are settled with our consignment vendors on a weekly or monthly basis.

DGSE also buys and sells most numismatic items, including rare coins, currency, medals, tokens and other monetary collectibles. Most of our rare coins, currency and monetary collectibles are purchased directly from individual customers. We then resell them through our retail activities or wholesale contacts.

DGSE Bullion

Our bullion-trading operation buys and sells all forms of gold, silver, platinum and palladium products, including United States and other government-issue coins, private-mint medallions, art bars and trade unit bars. All of our store locations conduct retail bullion transactions. Wholesale bullion transactions are conducted through our main bullion-trading operation in Dallas, Texas, through which DGSE maintains numerous vendor relationships with major industry wholesalers, mints and institutions.

We purchase bullion products from a variety of vendors and sell them based on current precious-metal market pricing. Bullion inventory is subject to market-value changes created by underlying commodity markets. While we believe that we effectively manage commodity risk associated with our bullion business, including by periodically entering into futures contracts to hedge our exposure against market-price changes, there are national and international factors beyond our control that may affect margins, customer demand and transactional volume. These factors include, but are not limited to, U.S. Federal Reserve policies, inflation rates, global economic uncertainty, and government and private-mint supply.

DGSE Other Products & Services

We maintain a jewelry-repair center at our Dallas flagship location. We accept repair, polishing and service orders through all of our retail locations which are routed to our Dallas flagship location for service.

ECHG Electronic Recycling

ECHG, through its wholly owned subsidiary Echo, offers comprehensive end-of-life electronics recycling. ECHG works with customers to design a flexible, convenient, hassle-free program that accommodates specific customer needs. It offers comprehensive turnkey solutions that include transportation and product tracking.

ECHG IT Asset Disposition

ECHG, through its wholly owned subsidiary ITAD USA, offers wide-ranging IT equipment disposition services for diverse clients that want to replace and remarket their IT equipment. ITAD USA helps companies carefully navigate the maze of local compliance and regulations associated with technology disposition. From secure logistics and transportation to comprehensive reporting tools and data sanitization services, ITAD USA’s solutions cover all enterprise technology types. Depending on an IT asset’s condition, it can be refurbished and redeployed within the customer’s business, remarketed and sold, or donated to charity. When assets are being sold, ITAD USA’s in-house, global-commodity experts help determine market value, and its remarketing network helps ensure clients get maximum value.

ECHG Hardware & Cloud Solutions

ECHG, through its wholly owned subsidiary Teladvance, operates as a value-added reseller, providing IT equipment offerings and services to companies looking to upgrade their software, hardware or networking capabilities, or dispose of IT equipment during the process of moving to cloud services. ECHG delivers a diverse portfolio of latest-technology products and services for clients’ specific business and technology needs.

Moreover, helping new cloud customers recover value from their existing datacenter components, ECHG offers true cradle-to-grave technology solutions.

PART I
Item 1

CORPORATE INFORMATION

We incorporated in the State of Nevada on September 16, 1965, as Canyon State Mining Corporation of Nevada. During the ensuing 56 years, the Company transformed its business to meet its customers’ needs and changed its name to reflect those transformation, including to the following: Canyon State Corporation (October 13, 1981), The American Pacific Mint, Inc. (July 15, 1986), Dallas Gold & Silver Exchange, Inc. (June 22, 1992), and DGSE Companies Inc. (June 26, 2001). By pursuing diversified business opportunities in the recommerce sector that have potential long-term rewards, we continued to evolve, and on December 12, 2019, we changed our name to Envela Corporation to better reflect our current business operations and diversified recommerce portfolio. These diversified business opportunities include authenticated recommerce retail of luxury hard assets; end-of-life IT asset recycling; data destruction and IT-asset disposition; and provision of products, services and solutions to industrial and commercial companies. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this annual report or any other report or documents we file with or furnish to the Securities and Exchange Commission (the “SEC”).

Our principal executive offices’ address and telephone number are shown on the cover of this document. Our website address, envela.com, reflects corporate information and is intended primarily for investors. Many of our subsidiaries and brands maintain their own websites for commercial purposes, including primarily the following: DGSE.com, CGDEinc.com, echoenvironmental.com, ITADUSA.com and teladvance.com.

Envela and its subsidiaries hold well-established trademarks and trade names, including the following:

DGSE; Dallas Gold & Silver Exchange; Charleston Gold & Diamond Exchange; Bullion Express;ECHG; ITAD USA; Echo Environmental;and Teladvance.

Envela and other trade names, trademarks and service marks of the Company are the property of Envela. Solely for convenience, the trademarks, service marks, logos and trade names referred to in this document are without the “®” and “™” symbols, but such references are not intended to indicate that we waive or will not assert our rights in them.

PART I
Item 1

SALES AND MARKETING

In fiscal year 2020, DGSE’s advertising activities continued to rely heavily on digital media, radio and print. Marketing activities centered on each of the major business categories, emphasizing our broad array of products, expertise, and price advantages compared to our local and regional competition. In fiscal year 2020, we spent approximately $253,000 on advertising and marketing in our operations, a 36% year-over-year decrease. Our advertising and marketing spending represent costs for traditional and digital media, in-store displays, brochures and informational pamphlets, production fees, and other related items.

In fiscal year 2021, we anticipate our radio, digital and social media presence to remain an integral part of DGSE’s marketing strategy. The website for the Dallas Gold & Silver Exchange has been redesigned to be viewed on a variety of platforms across a multitude of digital devices. We believe our enhanced web platform also facilitates a personalized shopping experience, including recommending inventory, and delivers a seamless digital experience for product research and social sharing. Additionally, we anticipate that social media will continue to play an increasingly larger role in our overall advertising mix. The digital advertising will allow us to target specific customer groups on a wider scale.

ECHG’s advertising activities focus primarily on regional and national trade shows. In fiscal year 2020, we spent approximately $27,000 on advertising and marketing, a significant portion of which was spent at regional and national trade shows. In 2021, ECHG expects trade shows will continue to be the largest portion of their advertising budget since downstream recyclers frequent such trade shows to evaluate who can meet their needs or service their projects. Also, at trade shows, representatives of ITAD USA make many contacts with decision makers seeking either to purchase refurbished electronics for their employees or to sell their older electronic devices for recycling and reuse.

SEASONALITY

DGSE’s retail and wholesale jewelry business is generally seasonal. The time periods around Christmas, Valentine’s Day and Mother’s Day are typically the main seasons for jewelry sales.

Our businesses of buying and selling bullion, precious metal and rare-coins are less seasonal, though we believe they are directly impacted by several factors outside of our control, including U.S. Federal Reserve policies, inflation rates, global economic uncertainty, governmental and private-mint supply. These factors may affect margins, customer demand and transactional volume.

Seasonal swings are rarely sustained or noticed in ECHG’s business of recycling end-of-life assets and refurbishing value-sustaining electronic components.

EMPLOYEES

As of December 31, 2020, we employed 152 people, all full-time employees. None of our employees are represented by a labor union. We believe that our current employee relations are in good condition. Our management policy is to keep employees informed of material decisions that affect them, encourage employee suggestions, and implement them whenever practicable.

GOVERNMENT REGULATIONS, ENVIRONMENTAL MATTERS AND IMPACT OF CLIMATE CHANGE

Envela buys and resells precious metals, which are generally subject to regulation including conflict mineral tracing. However, in conjunction with legal counsel, we have determined that we do not have sufficient control over manufacturing of any of our products to be included in the group of companies required to provide conflict-minerals disclosure and reporting. If our sourcing processes should change, or if there is a determination that our current practices should be covered by the conflict-minerals reporting and disclosure guidelines, we would need to implement significant additional measures to comply with these rules. See “Item 1A. Risk Factors—The conflict-mineral diligence process, the results from that process and the related reporting obligations could increase costs, adversely affect our reputation and adversely affect our ability to obtain merchandise” for additional information. In addition, Envela partners with refiners for certain of its sales. These refiners are subject to increasingly stringent governmental regulation in their refining operations, and a change or increase in such regulations in the United States or abroad may have an adverse impact on our business.

PART I
Item 1

Envela recognizes that climate change is a major risk to society and therefore continues to take steps to reduce its climatic impact. Nevertheless, management believes that climate change has only a limited influence on Envela’s performance and is of limited significance directly to the business. However, as a significant portion of Envela’s business relies on the availability of disposable income for its customers, a change in fuel prices could have a material impact on Envela’s business. See “Item 1A. Risk Factors—Adverse economic conditions in the U.S. or in other key markets, and the resulting declines in consumer confidence and spending, could have a material adverse effect on our operating results” for more information.

Envela applied for and received, on April 20, 2020, an approximately $1.67 million federally backed loan with 1% interest, the proceeds of which were intended to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic (the “Federal Loan”). The Federal Loan is forgivable to the extent that certain criteria are met. We applied for the forgiveness of the Federal Loan during the fourth quarter ending December 31, 2020 and are pending the results of such application.

AVAILABLE INFORMATION

Envela files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the US Securities and Exchange Commission (“SEC”). Such information, and amendments to reports previously filed or furnished, is available free of charge from our corporate website, envela.com, as soon as reasonably practicable after such materials are filed with or furnished to the SEC. The SEC also maintains an internet site at sec.gov that contains the Company’s filings.

Additionally, there are complete copies of our policies (Business Code of Conduct & Ethics; Related Party Transaction Policy; and Whistleblower, committee charters (Audit; Compliance, Governance and Nominating; and Compensation), and information about how to communicate with our Board.

PART I
Item 1A

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of shares of our common stock, par value $0.01 per share (our “Common Stock”).

You should carefully review and consider the risks described below and the forward-looking statements contained in this Form 10-K before evaluating our business or making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information included or incorporated by reference in this report, including our consolidated financial statements and the related notes thereto. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Additional risks which we do not presently consider material, or of which we are not currently aware, may also have an adverse impact on our business. Please also see the section of this Form 10-K entitled “Note About Forward-Looking Statements” on page 2.

The voting power in our company is substantially controlled by a small number of stockholders, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to our stockholders.

N10TR, LLC (“N10TR”) is our largest shareholder, owning 12,814,727 shares of our Common Stock, representing 47.7% of our total outstanding shares of Common Stock. Eduro Holdings, LLC (“Eduro”) owns 6,365,460 shares of our Common Stock, representing 23.7% of our total outstanding shares of Common Stock. Both N10TR and Eduro are under the common control of John R. Loftus, our CEO, President the Chairman of the Board. Consequently, Mr. Loftus, N10TR and Eduro are in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of our Board and any action requiring the approval of shareholders, including any amendments to our governing documents, mergers or sales of all or substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and make some transactions more difficult or impossible without the support of Mr. Loftus, N10TR and Eduro. These transactions might include proxy contests, tender offers, mergers or other purchases of Common Stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our Common Stock.

In fiscal year 2014, we came to an agreed settlement with the SEC, stemming from an investigation of accounting irregularities. As part of this settlement we agreed to a series of corporate governance reforms, which were independently verified in fiscal year 2015. If we do not comply with the corporate governance reforms, we could face additional enforcement actions by the SEC or other governmental or regulatory bodies, as well as additional shareholder lawsuits, all of which could have significant negative financial or operational implications.

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

PART I
Item 1A

In connection with the Agreed Final Judgment and as remedial measures in connection with the Accounting Irregularities, we agreed to undertake certain corporate governance reforms, all of which we believe to be complete at this time (the “Corporate Governance Reforms”). The Corporate Governance Reforms include the appointment of two new independent directors to the Board, establishing the position of a Lead Independent Director on the Board and establishing reasonable term limits for members of the Board, among other reforms. We engaged a consultant satisfactory to the SEC to confirm implementation of the Corporate Governance Reforms. Due to Board member resignations in the latter half of fiscal year 2015, we were unable to complete our confirmation with the consultant by the initial deadline; however, with the addition of new independent directors, we regained compliance with the Corporate Governance Reforms. If we fall out of compliance with the Corporate Governance Reforms, we may be the subject of additional enforcement actions and further lawsuits, which could be debilitating. The costs of such investigations and of defending lawsuits could be significant and could exceed the amount of any available insurance coverage we have, and we may not have sufficient resources in the future to satisfy such costs. These matters may continue for some time, and we have no way of anticipating when or how they may be resolved. As a result of the investigation and settlement, as well as any future investigations or lawsuits, we could face loss of reputation, decline in confidence from investors, fall in the market price for our shares, inability to acquire capital and failure to continue as a going concern.

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

Bullion, crafted precious metal, and other precious metal products are purchased and sold based on current market pricing for precious metals. Bullion and precious metal inventories are subject to market-value changes created by their underlying commodity markets. We periodically enter into futures contracts to hedge our exposure against market-price changes. There are several national and international factors which are beyond our control, but which may affect margins, customer demand and transactional volume in our bullion business. These factors include, but are not limited to, the policies of the U.S. Federal Reserve, inflation rates, global economic uncertainty, and governmental and private mint supply. If we misjudge the commodity markets underlying the bullion inventory, our bullion business could suffer adverse consequences. Substantially lower precious-metal prices could negatively affect our ability to continue purchasing significant volumes of bullion, crafted precious metal, and other precious-metal products, which could negatively affect our profitability.

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

PART I
Item 1A

The coronavirus pandemic continues to be serious threat to health and economic wellbeing affecting our business, customers and supply chain.

On March 11, 2020, the World Health Organization announced that infections of the coronavirus COVID-19 had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There has been widespread infection in the United States and abroad. National, state and local authorities have implemented social distancing and imposed quarantine and isolation measures on large portions of the population, including temporary mandatory business closures. These measures, while intended to protect human life, are having a serious adverse impact on domestic and foreign economies with unknown duration. The effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, and vaccine distribution and development efforts are uncertain.

The sweeping nature of the coronavirus pandemic makes it extremely difficult to predict how our business and operations will be affected in the long term, though the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. The pandemic continues to be a threat, and any potential variant strain that may mutate can cause continued interruptions in travel and business disruptions with respect to us, our customers or our supply chain. This could adversely affect our sales, costs and liquidity position, possibly to a significant degree. We may again become subject to store closures. We are continuing to monitor and assess the progress of vaccines concerning our employees and the public. The effects of the coronavirus pandemic on our business, the ultimate impact remains uncertain and subject to change. The duration of any such impact cannot be predicted.

We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business. One impact has been, despite the usual correlation of increasing gold prices with precious-metal-recycling revenues for our DGSE business, our revenues in that area are down year over year. See “Item 7. Management’s Discussion and Analysis—DGSE Precious Metals Pricing and Business Impact” for more information.

We face intense competition across all markets for our products and services, which may lead to lower revenue or operating margins.

The industries in which we operate are highly competitive, and we compete with numerous other companies, a number of which are larger and have significantly greater financial, distribution, advertising and marketing resources. Our products compete on a number of bases, including attractiveness of brand and category assortments as well as pricing competitiveness. Significant increases in these competitive influences could adversely affect our operations through a decrease in the number and dollar volume of sales.

For all of our products and services, we compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Many of our competitors attract customers with their reputation and through their industry connections. Additionally, other reputable companies may decide to enter our markets to compete with us. These companies may have greater name recognition and have greater financial and marketing resources than we do. If these companies are successful in entering the markets in which we participate, or if customers choose to go to our competition, we may attract fewer buyers and our revenue could decrease.

Jewelry and watch retailing is highly fragmented and competitive. We compete for jewelry sales primarily against specialty jewelers such as Zales, Jared, and Kay’s, as well as other retailers that sell jewelry and watches including department stores, discount stores, apparel outlets, and internet retailers. Participants in the jewelry and watch category compete for a share of our customers’ disposable income with other consumer sectors such as electronics, clothing, furniture, travel and restaurants. This competition for consumers’ discretionary spending is particularly relevant to gift giving, and somewhat to bridal jewelry (e.g. engagement, wedding, and anniversary).

Consumers are increasingly shopping for jewelry or starting their jewelry-buying experience online, which makes it easier for them to compare prices with other jewelry retailers. If DGSE’s brands do not offer the same or similar items at the lowest prices, consumers may purchase their jewelry from competitors, which would adversely impact the Company’s sales and results of operations.

Our DGSE wholesale and jewelry business is seasonal, with sales traditionally greater during certain holiday seasons, so events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on our operational results.

Our DGSE wholesale and jewelry sales are seasonal by nature. The time periods around Christmas, Valentine’s Day and Mother’s Day are typically the main seasons for jewelry sales. Our sales are traditionally greater during significant holidays that occur in late fall, winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond our control. Given the timing of our annual seasonality, inclement weather can at times pose a substantial barrier to consumer retail activity and have a material negative impact on our store traffic. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on our sales, profitability and operating results.

PART I
Item 1A

If we misjudge the demand for our products, high inventory levels could adversely affect future operating results and profitability.

Consumer demand for our products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise, causing a strain on operating cash flow. If the inventory cannot be sold through our retail outlets or wholesale contacts, additional write-downs or write-offs to future earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory levels could result in unfulfilled customer orders, loss of revenue and an unfavorable impact on customer relationships. In particular, volatility and uncertainty related to macro-economic factors make it more difficult for us to forecast customer demand in our various markets. Failure to properly judge consumer demand and properly manage inventory could have a material adverse effect on profitability and liquidity.

Changes in our liquidity and capital requirements and our ability to secure financing and credit could materially adversely affect our financial condition and results of operations.

We require continued access to capital, and a significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. Similarly, if actual costs to build or acquire new stores significantly exceed planned costs, our ability to build or acquire new stores or to operate the same profitably could be materially restricted. Credit and equity markets remain sensitive to world events and macro-economic developments. Therefore, our cost of borrowing may increase, and it may be more difficult to obtain financing for our operations or to refinance long-term obligations as they become payable. Additionally, our borrowing costs can be affected by independent rating agencies’ short- and long-term debt ratings which are based largely on our performance as measured by credit metrics including interest coverage and leverage ratios. A decrease in these ratings would likely increase our borrowing cost and make it more difficult for us to obtain financing. A significant increase in our costs to finance operations may have a material adverse impact on our business results and financial condition.

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

PART I
Item 1A

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

In addition to the Corporate Governance Reforms, we face corporate-governance requirements under the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the ”Dodd-Frank Act”), as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the NYSE American (the “Exchange”). These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. We cannot ensure that we will be able to comply fully with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could subject us to investigation and enforcement actions, and could materially adversely affect our reputation, financial condition and the value and liquidity of our securities.

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

While jewelry manufacturing is a major driver of demand for gold, management believes that the cost of gold is predominantly driven by investment transactions which have resulted in significant changes in that cost over the past decade. Our cost of merchandise and potentially our earnings may be adversely impacted by investment-market considerations that cause the price of gold to significantly increase or decrease.

An inability to increase retail prices to reflect higher commodity costs would result in lower profitability. Historically, jewelry retailers have been able, over time, to increase prices to reflect changes in commodity costs. However, in general, particularly sharp increases in commodity costs may result in a time lag before increased commodity costs are fully reflected in retail prices. There is no certainty that such price increases will be sustainable, so downward pressure on gross margins and earnings may occur. Moreover, any sustained increases in the cost of commodities could result in the need to fund a higher level of inventory or to make changes in the merchandise available to customers.

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

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex, and while our management believes that the rules only cover less than 1% of annual worldwide gold production based upon current estimates, the final rules require certain jewelry retailers and manufacturers that file with the SEC to exercise reasonable due diligence in determining the country of origin of the statutorily designated minerals that are used in kinds of products we sell. Jewelry retailers or manufacturers who meet certain criteria were required to file certain reports with the SEC beginning in May 2014, disclosing their due-diligence measures related to country of origin, the results of those activities, and related determinations. In conjunction with legal counsel, we have determined that we do not have sufficient control over manufacturing of any of our products to be included in the group of companies required to provide conflict-minerals disclosure and reporting.

PART I
Item 1A

If our sourcing processes should change, or if there is a determination that our current practices should be covered by the conflict-minerals reporting and disclosure guidelines, we would need to implement significant additional measures to comply with these rules. We cannot be certain of the costs that might be associated with such regulatory compliance. The final rules also cover tungsten, which is contained in a small portion of items that we sell. Other minerals, such as diamonds, could be added to those currently covered by these rules. We may incur reputational risks with customers and other stakeholders if, due to the complexity of the global supply chain, we are unable to sufficiently verify the origin of the relevant metals. Also, if the responses of parts of our supply chain to verification requests were adverse, it could harm our ability to obtain merchandise and add to compliance costs

Our customer and vendor concentration in one significant entity could have an adverse impact on our business.

A significant amount of DGSE’s revenue and expenses stems from sales to and purchases from one Dallas refining partner, which relationship constitutes Envela’s single largest source of revenues and expenses. In addition, a significant amount of ECHG’s refining revenue comes through Echo from one refining partner with an international refining facility. Any adverse break in either relationship could reduce the flow of refining materials to them and revenue to us. While it remains a developing situation, the coronavirus pandemic and any continuing quarantines, interruptions in travel and business disruptions with respect to us or either refining partner could cause such an adverse break in the relationship and reduce refining revenue to us, possibly to a significant degree. Although we are continuing to monitor and assess the effects of the coronavirus pandemic, including the development and distribution of vaccine, the ultimate impact of COVID-19 and such efforts is highly uncertain and subject to change. The duration of any such impact cannot be predicted.

PART I
Item 1B, 2

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease and own various properties across the two markets in which DGSE and ECHG currently operate. Eight leased and owned properties are in the Dallas/Fort Worth Metroplex and one in Charleston, South Carolina. The leases have a wide variety of terms, rents and expiration dates. See Note 16 to our consolidated financial statements for more information regarding our leases. DGSE purchased two stand-alone retail buildings in Lewisville, Texas and Grapevine, Texas, both suburbs of Dallas, during fiscal year 2020, and closed the Southlake, Texas retail location due to an expiring lease. Envela also purchased an office building for the Company headquarters in Irving, Texas during fiscal year 2020. We lease unused space of our Company headquarters to other tenants. The Lewisville, Grapevine and Irving locations were purchased with financing from long term debt. For more information on this financing, see Note 10 to our consolidated financial statements. We are constantly evaluating each of our locations in terms of profitability, effectiveness and fit with long-term strategy.

Our principal corporate offices have moved from the Dallas location, with an address of 13022 Preston Road, Dallas, Texas 75240, to our newly purchased office building at 1901 Gateway Drive, Ste 100, Irving, Texas, 75038. The Dallas location remains open as DGSE’s flagship retail store.

We consider whether to renew or renegotiate our leases based on a variety of factors, including whether current lease options are available. On September 9, 2020, we entered into a new lease for Echo’s Carrollton warehouse location, the initial term for which began January 1, 2021 and will expire on January 31, 2026. The new lease omits provisions in the previous lease requiring a sublet of a portion of the warehouse to a third party and provides us an optional extension of an additional 60 months. The leases for our Dallas flagship location and ITAD’s Carrollton location will expire, with no current lease options, on October 31, 2021 and July 31, 2021, respectively. We continue to evaluate options with respect to renegotiating leases or moving operations conducted at or centrally routed to these locations.

The following table provides a summary of all materially significant locations out of which we and our subsidiaries operate as of December 31, 2020:

Location	State	Use	Rent/Own	SquareFootage	Comments

Irving	TX	Envela Corporation	Own	72,552	Purchased November 4, 2020.

Lewisville	TX	Dallas Gold & Silver	Own	3,000	Purchased July 9, 2020.

Grapevine	TX	Dallas Gold & Silver	Own	3,412	Purchased September 14, 2020.

Grand Prairie	TX	Dallas Gold & Silver	Rent	2,000

Euless	TX	Dallas Gold & Silver	Rent	4,400

Dallas	TX	Dallas Gold & Silver	Rent	15,120

Mount Pleasant	SC	Charleston Gold & Diamond	Rent	4,782

Carrollton	TX	Echo Environmental Holdings, LLC	Rent	166,000

Carrollton	TX	ITAD USA Holdings, LLC	Rent	38,338

In our opinion, these properties have been well maintained, are in good operating condition and contain all necessary equipment and facilities for their intended purposes.

PART I
Item 3, 4

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

PART II
Item 5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our Common Stock is traded on the Exchange, under the symbol “ELA.” As of March 17, 2021, we had 326 record holders of our Common Stock.

SHARE REPURCHASES AND DIVIDENDS

We have not declared any dividends with respect to our Common Stock. We intend to retain all earnings to finance future growth; accordingly, it is not anticipated that cash or other dividends will be paid to holders of Common Stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

On December 7, 2016, our shareholders approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares of our Common Stock for issuance pursuant to awards issued thereunder. As of December 31, 2020, no awards had been made under the 2016 Plan. The Company’s prior 2006 Equity Incentive Plan (the “2006 Plan”) expired according to its terms on December 31, 2019, and as a result no further shares may be issued under the 2006 Plan. No securities issued pursuant to the 2006 Plan remain issuable upon the exercise of any option, warrants or rights. However, 15,000 options issued pursuant to the Company’s 2004 Employee Stock Option Plan (the “2004 Employee Stock Option Plan”) remain unexercised and have no expiration date. For more information, see Note 14 to our consolidated financial statements.

 The following table summarizes our equity compensation plan information as of December 31, 2020:

Plan Category	Column (a): Number of securities to be issued upon exercise of outstanding options, warrants and rights	Column (b): Weighted-average exercise price of outstanding options, warrants and rights	Column (c): Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	15,000(1)	2.17	1,100,000(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	15,000	2.17	1,100,000

(1) Represents 15,000 options issued under the 2004 Employee Stock Option Plan, which remain unexercised and have no expiration date.
(2) The total number of securities remaining available for future issuance is solely comprised of shares of Common Stock reserved under the 2016 Plan.

Purchases of equity securities by the issuer and affiliates purchases.

There have been no purchase made by or on behalf of the issuer or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act of any of our equity securities in the three month’s ended December 31, 2020.

PART II
Item 6, 7

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

Not required because we are a “Smaller Reporting Company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Please see the section of this Form 10-K entitled “Note About Forward-Looking Statements” on page 2.

The coronavirus disease 2019 (COVID-19) pandemic has adversely affected global economic business conditions. Future sales on products like ours could decline, and the ultimate impact is uncertain and subject to change. We took steps during Fiscal 2020 to have as many employees work from home as possible. We also followed governmental directives to wear masks and adopt the social distance guidelines where possible. The duration of this pandemic and the impact, either direct or indirect cannot be predicted. The Company believed additional liquidity was necessary to support ongoing operations during this period of uncertainty. We applied for and received approximately $1.67 million, 1% interest, federally backed loan to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic (the “Federal Loan”). The loan is forgivable to the extent that certain criteria are met. We have applied for forgiveness and that forgiveness application is currently under review by the SBA.

Changes in Financial Presentation During Fiscal Year 2020

During the first quarter of fiscal year 2020, we revised the way we review and report our financial information to align more closely with the Company’s strategy to engage in diverse recommerce activities through two principle business segments—DGSE and ECHG. Envela continues to report its revenue and operating expenses based on its DGSE and ECHG operating segments, and beginning in fiscal year 2020, disaggregated its revenue, within the operating segments, based on its resale and recycle presentation basis. The Company’s historical disaggregation of revenue has been recast to conform to our current presentation. For more information, see “Item 1. Business—Operating Segments” above.

DGSE Precious Metals Pricing and Business Impact

Because DGSE buys and resells precious metals, it is impacted by changes in precious metals pricing which rises and falls based upon global supply and demand dynamics, with the greatest impact on us relating to gold as it represents a significant portion of the precious metals in which we trade. Gold prices stabilized during fiscal year 2019 starting at $1,238 an ounce, as determined by the London AM Fix on January 1, 2019, climbing to $1,523 an ounce, as determined by the London PM Fix on December 31, 2019, representing an increase of 19% during fiscal year 2019. Gold prices surged during the beginnings of the COVID-19 pandemic, starting at $1,523 an ounce, as determined by the London AM Fix on January 1, 2020, and rose strongly during the first half of 2020 peaking at $2,060 an ounce during August. However, gold prices dipped from the peak to close at $1,891 an ounce, as determined by the London PM Fix on December 31, 2020, registering a 24% increase during fiscal year 2020.

The World Gold Council (“WGC”), noted that gold demand improved greatly during 2019 due to uncertainty in the global financial markets and rising geopolitical unrest. As noted, gold prices observably surged during the beginnings of the COVID-19 pandemic and price tempered toward the end of the year. According to Stuart Burns of the Industry News, physical demand could pick up during 2021 due to China’s forecasted double-digit growth and world recovery from the pandemic. The WGC has projected the price of gold to remain over $1,800 an ounce this year.

The pandemic, economic downturn, and civil unrest, seem to have been affecting the recommerce business in unpredictable ways - there are fewer customers raising money by selling items. This is the opposite of what one might expect when a record number of people are unemployed. Government stimulus checks, eviction moratoriums and forbearances on mortgages and student loans may be contributing to this effect. To date, this drop has been offset by other areas of our business. This diversity, combined with DGSE’s continued focus on disciplined operations, makes us optimistic for DGSE’s continued future success.

PART II
Item 7

When prices rise for gold or other precious metals, DGSE has observed that individual sellers tend to be more likely to sell their unwanted crafted-precious-metal items and at the same time retail customers tend to buy bullion and other gold products so as not to miss out on potential market gains. Tracking the rise in gold prices, DGSE’s crafted-precious-metal purchases increased 45% in fiscal year 2019. In fiscal year 2020, however, DGSE experienced a dip in crafted-precious-metal purchases by 21%. The Company attributes this dip to the impact of the COVID-19 and various shutdown orders, which impacted foot traffic and its retail locations. While the precious metals industry has improved, our focus will be to continue to grow our jewelry, diamond and fine watch business, as well as maintain our business of purchasing crafted-precious-metal items, a diversified strategy which we believe will continue to grow and be a profit engine in the future.

For additional information regarding DGSE, see “Item 1. Business—Operating Segments—DGSE Segment.”

ECHG Business Drivers and Impacts

ECHG owns and operates Echo, ITAD USA and Teladvance, through which it primarily buys and resells or recycles consumer electronic components and IT equipment. Echo focuses on end-of-life electronics recycling and also offers disposal transportation and product tracking, ITAD USA provides IT equipment disposition including compliance and data sanitization services, and Teladvance operates as a value-added reseller by providing offerings and services to companies looking to either upgrade capabilities or dispose of equipment. Like DGSE, ECHG also maintains relationships with refiners or recyclers to which it sells extracted valuable materials from electronics and IT equipment that are not appropriate for resale or reuse.

For additional information regarding DGSE, see “Item 1. Business—Operating Segments—ECHG Segment.”

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Note 1 of our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates. References to fiscal years below are denoted with the word “Fiscal” and the associated year.

Inventories: DGSE inventory is valued at the lower of cost or net realizable value (“NRV”). We acquire a majority of our inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and monetary collectibles. We acquire these items based on our own internal estimate of the fair market value of the items at the time of purchase. We consider factors such as the current spot market price of precious metals and current market demand for the items being purchased. We supplement these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on our balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance. The majority of our inventory has some component of its value that is based on the spot market price of precious metals. Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of our inventory and could positively or negatively impact our profitability. We monitor these fluctuations to evaluate any necessary impairment to inventory.

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

Impairment of Long-Lived and Amortized Intangible Assets: We perform impairment evaluations of our long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on our evaluations, no impairment was required as of December 31, 2020 or 2019.

PART II
Item 7

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

Our over-the-counter sales with the retail public and wholesale dealers are recognized when merchandise is delivered, and payment has been made either by immediate payment or through a receivable obligation at one of our retail locations. We also recognize revenue upon the shipment of goods when retail and wholesale customers have fulfilled their obligation to pay, or promise to pay, through e-commerce or phone sales. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. Crafted-precious-metal items at the end of their useful lives are sold to a refiner. Since the local refiner is located in the Dallas/Fort Worth area we deliver the metal to the refiner. The metal is melted and assayed, price is determined from the assay and payment is made usually in a day or two. Revenue is recognized from the sale once payment is received.

DGSE also offers a structured layaway plan. When a retail customer utilizes the layaway plan, we collect a minimum payment of 25% of the sales price, establish a payment schedule for the remaining balance and hold the merchandise as collateral as security against the customer’s deposit until all amounts due are paid in full. Revenue for layaway sales is recognized when the merchandise is paid in full and delivered to the retail customer. Layaway revenue is also recognized when a customer fails to pay in accordance with the sales contract and the sales item is returned to inventory with the forfeit of deposited funds, typically after 90 days.

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

The Company offers the option of third-party financing to customers wishing to borrow money for the purchase. The customer applies on-line with the financing company and upon going through the credit check will be approved or denied. If accepted, the customer is allowed to purchase according to the limits set by the financing company. Once the customer does purchase merchandise, based on their financing agreement, we record and recognize the sale at that point, based on the promise to pay by the finance company up to the customer’s approved limit.

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to year ended December 31, 2020 (“Fiscal 2020”) and year ended December 31, 2019 (“Fiscal 2019”) sales, which is based on our review of historical returns experience and reduces our reported revenues and cost of sales accordingly. As of December 31, 2020 and 2019, our allowance for returns remained the same at approximately $28,000 for both years.

PART II
Item 7

The Echo Entities have several revenue streams and recognize revenue according to ASC 606 at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to the customer. The revenue streams are as follows.

●
Outright sales are recorded when product is shipped. Once the price is established and the terms are agreed to and the product is shipped, the revenue is recognized. The Echo Entities have fulfilled their performance obligation with an agreed upon transaction price, payment terms and shipping the product.

●
Echo recognizes refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring the control of the promised goods that are identified in the customer contract. Ninety percent (90%) of our refining revenue is generated from one refining partner that has an international refining facility. This refining partner pays us sixty percent (60%) of an Invoice within five working days upon the receipt of the Ocean Bill of Lading issued by the Ocean Carrier. Our initial Invoice is recognized in full when our performance obligation is satisfied, as stated in the first sentence. Under the guidance of ASC 606, an estimate of the variable consideration that we expect to be entitled is included in the transaction price stated at the current precious metal spot price and weight of the precious metal. An adjustment to revenue is made in the period once the underlying weight and any precious metal spot price movement is resolved, which is usually around six (6) weeks. Any adjustment from the resolution of the underlying uncertainty is netted with the remaining forty percent (40%) due from the original contract.

●
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

●
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

Accounts Receivable: We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging. The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. DGSE had no allowance for doubtful accounts balance for the years ending December 31, 2020 and 2019. The Echo Entities also had no allowance for doubtful accounts balance for the years ending December 31, 2020 and 2019.

Note Receivable: We record ECHG’s note receivable as a non-current asset due to the note being quarterly interest only payments, with a maturity date of February 20, 2023. Interest is accrued quarterly and payments are applied against the accruals. From time to time, the balance is increased through amendments to the note. We perform impairment evaluations on the note on December 31 of each year, or whenever business conditions or events indicate that the note receivable may be impaired. The note receivable, in addition, has a warrant and call option agreements to the lender which represents the right of the lender to purchase an equity interest for a certain amount within a certain time. There is no guarantee that the warrant will be exercised. As of December 31, 2020, based on our evaluation, no impairment was required.

PART II
Item 7

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

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during Fiscal 2020 and Fiscal 2019, respectively.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue. Revenue related to DGSE’s continuing operations increased by $18,141,237, or 27%, during fiscal 2020, to $85,661,391, as compared to $67,520,154 during Fiscal 2019. Resale revenue, such as bullion, jewelry, watches and rare coins, increased by $19,702,014 in Fiscal 2020, or 33%, to $79,790,419 as compared to $60,088,405 during Fiscal 2019. Recycled-material sales decreased 21% to $5,870,972 for Fiscal 2020, as compared to $7,431,749 for Fiscal 2019. Revenue increased for resale items for Fiscal 2020, compared to Fiscal 2019 primarily due to the apparent increase in consumer demand following the lifting of governmental orders to refrain from selling non-essential items in our retail stores due to the COVID-19 pandemic and the related spiking of gold prices due to the pandemic. The decrease in recycled-materials revenue is primarily due to the spike in resale revenue stemming from the COVID-19 pandemic, as we purchased inventory for Fiscal 2020, more inventory was kept for our retail stores as compared to Fiscal 2019, and recycled less.

Revenue related to ECHG for Fiscal 2020 was $28,260,624. Resale revenue of $19,395,834 accounted for 69% of the total. Recycled revenue of $8,864,790 accounted for 31% of the total. The assets of the Echo Legacy Entities were acquired on May 20, 2019 and the Echo Entities were formed in connection therewith, and Teladvance was acquired on August 2, 2019; therefore, Fiscal 2019 is not comparable to Fiscal 2020.

Gross Margin: Gross margin related to DGSE, increased in Fiscal 2020 by $1,452,046 to $10,369,870, as compared to $8,917,824 during Fiscal 2019. The increase in gross profit was primarily related to a 33% increase in resale revenue although the resale margin decreased from 12.9% in Fiscal 2019 to 11.5% in Fiscal 2020. The gross profit for recycled material sales for Fiscal 2020 compared to Fiscal 2019 stayed relatively the same although sales decreased by 21%. The sales declined but the profit margin increased from 15.6% in Fiscal 2019 to 19.7% in Fiscal 2020.

The ECHG profit margin for Fiscal 2020 was $12,699,093. Resale profit margin was 49% or $9,504,607, an overall percentage of 75% of ECHG’s total profit margin. Recycling’s gross margin of 36.0% accounted for $3,194,486, or 25% of the total. The assets of the Echo Legacy Entities were acquired on May 20, 2019 and the Echo Entities were formed in connection therewith, and Teladvance was acquired on August 2, 2019; therefore, Fiscal 2019 is not comparable to Fiscal 2020.

The following table represents our historical operating revenue and gross profit results by category:

	For the Years Ended
	December 31, 2020			December 31, 2019
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$79,790,419	9,215,494	11.5%	$60,088,405	$7,760,365	12.9%
Recycled	5,870,972	1,154,376	19.7%	7,431,749	1,157,459	15.6%

Subtotal	85,661,391	10,369,870	12.1%	67,520,154	8,917,824	13.2%

ECHG
Resale	19,395,834	9,504,607	49.0%	8,722,281	4,692,114	53.8%
Recycled	8,864,790	3,194,486	36.0%	5,782,062	2,645,904	45.8%

Subtotal	28,260,624	12,699,093	44.9%	14,504,343	7,338,018	50.6%

	$113,922,015	$23,068,963	20.2%	$82,024,497	$16,255,842	19.8%

PART II
Item 7

Selling, General and Administrative: Selling, general and administrative expenses for DGSE decreased $551,975 or 7% in Fiscal 2020, to $6,933,259 compared to $7,485,234 in the prior year. The overall decrease in SG&A was primarily through the ability to apply corporate overhead expenses to two reporting segments.

Selling, general and administrative expenses for ECHG totaled $8,620,015 for Fiscal 2020. The expenses consist primarily of payroll, payroll taxes and employee benefits of $5,192,492, rent and variable rent costs, net of sublet income, of $813,220, warehouse and office supplies of $202,728, insurance costs of $97,490, travel expenses of $29,623, professional fees of $91,327, Utilities of $228,620 and overhead administrative expenses of $979,767. The assets of the Echo Legacy Entities were acquired on May 20, 2019 and the Echo Entities were formed in connection therewith, and Teladvance was acquired on August 2, 2019; therefore, Fiscal 2019 is not comparable to Fiscal 2020.

Depreciation and Amortization: Depreciation and amortization for DGSE increased by $53,160 or 20% in Fiscal 2020 to $321,833 as compared to $268,673 in Fiscal 2019. The increase is primarily due to the added depreciation from two buildings purchased, and associated build-out costs, that were put into service during the fourth quarter of Fiscal 2020.

The Depreciation and Amortization expense for ECHG totaled $406,793 for Fiscal 2020. The balance is made up of the amortization of intangibles acquired from the Echo Transaction on May 20, 2019 of $335,600 and depreciation expense of $71,193. The assets of the Echo Legacy Entities were acquired on May 20, 2019 and the Echo Entities were formed in connection therewith, and Teladvance was acquired on August 2, 2019; therefore, Fiscal 2019 is not comparable to Fiscal 2020.

Other Income: Other income for DGSE increased by $58,590 in Fiscal 2020, to $113,974 compared to $55,384 in Fiscal 2019. Fiscal 2020, other income of $113,974, was primarily the combination of writing off old vendor checks of approximately $45,000 and half of the rent income allocated from tenants at the new Company headquarters’ of $67,632. Fiscal 2019, other income of $55,384 was primarily the write up of a small plot of land owned by the Company for many years.

Other income for ECHG totaled $193,023 in Fiscal 2020. The other income amount of $193,024 is primarily a combination of interest income from note receivable of $114,297 and half of the rent income allocated from tenants at the new Company headquarters’ of $67,632. The assets of the Echo Legacy Entities were acquired on May 20, 2019 and the Echo Entities were formed in connection therewith, and Teladvance was acquired on August 2, 2019; therefore, Fiscal 2019 is not comparable to Fiscal 2020.

Interest Expense: Interest expense for DGSE increased by $47,054 or 29% in Fiscal 2020, to $209,295 compared to $162,241 in Fiscal 2019. The increase is due from the promissory note issued by John R. Loftus to pay off an accounts payable – related party balance on May 20, 2019, that has a slightly higher interest rate than the accounts payable – related party had as an imputed rate and the two notes payable associated with the new stand-alone buildings purchased during the second half of 2020.

The interest expense for ECHG was $411,204 in Fiscal 2020. The interest is primarily related to the note payable, related party, with an outstanding balance of $6,496,128 as of December 31, 2020. The assets of the Echo Legacy Entities were acquired on May 20, 2019 and the Echo Entities were formed in connection therewith, and Teladvance was acquired on August 2, 2019; therefore, Fiscal 2019 is not comparable to Fiscal 2020.

Income Tax Expense: Income tax expense for DGSE decreased $5,498 or 6% in Fiscal 2020, to $89,618 compared to $95,116 in Fiscal 2019. See Note 15 for Federal Income Taxes.

Net Income:  We recorded a net income of $6,383,943 in Fiscal 2020, compared to a net income of $2,780,713 in Fiscal 2019, an increase in net income of $3,603,230 is due primarily to an increase of revenue of approximately $32.0 million and the purchase of the assets of the Echo Legacy Entities on May 20, 2019.

PART II
Item 7

Earnings Per Share: Our net income per basic and diluted shares attributable to holders of our Common Stock was $0.24, for Fiscal 2020, compared to $0.10 per basic and diluted shares for Fiscal 2019, an increase of $0.14 per share. The increase is due primarily from the revenue increase of approximately $32.0 million from Fiscal 2019 to Fiscal 2020 and the purchase of the assets of the Echo Legacy Entities on May 20, 2019.

Liquidity and Capital Resources: During Fiscal 2020, cash flows provided by operating activities totaled $6,897,091 compared to cash flows used in operating activities totaling $542,828 in Fiscal 2019, an increased cash flows provided by operating activities of $7,439,919. Cash provided by operating activities for the year ended December 31, 2020, was primarily driven by the increase in trade accounts receivable of $151,124, an increase in customer deposits and other liabilities of $263,572 and net income, with depreciation, amortization and stock based compensation to employees of $7,112,894. Offset by the increase of inventories of $497,444, the increase of prepaid expenses of $108,884 and the reduction of accounts payable and accrued accounts payable of $29,332. Cash used in operating activities for the year ended December 31, 2019, was primarily driven by the increase in trade accounts receivable of $1,877,783, the reduction of accounts payable and accrued accounts payable of $492,952, the reduction of the accounts payable – related party of $3,074,021. Offset by the reduction of inventories of $1,464,843, the increase in operating leases of 124,713 and net income, with depreciation and amortization of $3,301,011.

During Fiscal 2020 and Fiscal 2019, cash used in investing activities totaled $7,964,588 and $6,039,505, respectively, an increase of $1,925,083. The cash used in investing for 2020, was a combination of investing in a note receivable of $2,100,000 to CExchange, LLC (“CExchange”), purchasing two new retail locations for DGSE totaling $1,815,000 and associated build out costs, of which $363,000 was cash payments applied against the purchases of the retail locations and the remainder of the balance from the purchases was financed through notes payable, and the purchase of our corporate headquarters totaling $3,521,021, of which $561,021 was cash payments applied against the office building and the remainder of the balance from the purchase was financed through notes payable. The cash used in investing for 2019, was the combination of property and equipment purchases of $102,989, the continual upgrading our point-of-sale system in the amount of $60,000 and acquisition of the assets of the Echo Legacy Entities, net of cash acquired, in the amount of $5,876,516.

During Fiscal 2020, cash provided by financing activities totaled $5,774,873, and Fiscal 2019, cash provided by financing activities totaled $9,639,052, a decrease in cash provided by financing activities of $3,864,179. The cash provided by financing activities during Fiscal 2020 is funds provided by loans made by Texas Bank & Trust for the corporate office building in Irving, Texas and the retail building in Grapevine, Texas, both totaling $3,456,000, a loan made by Truist Bank (f/k/a BB&T Bank) for the retail building located in Lewisville, Texas for $956,000 and the proceeds from the Federal Loan of $1,668,200. Offset by principal payments made against the two promissory notes from Mr. Loftus in the amount of $279,210 and principal payments made against the notes payable loans issued for the buildings purchased mentioned in this paragraph of approximately $26,000. The cash provided by financing activities during Fiscal 2019 is funds provided to purchase the assets of the Echo Legacy Entities through a promissory note from John R. Loftus dated May 20, 2019 for $6,925,979. Additionally, funds provided to pay off an accounts payable – related party balance of $3,074,021, evidenced by a promissory note dated May 20, 2019 by John R. Loftus and the drawing on a short-term line of credit from Texas Bank and Trust of $150,000. Offset by principal payments made against the two promissory notes From Mr. Loftus in the amount of $360,948 and the pay down of the short-term line of credit from Texas Bank and Trust for $150,000.

On May 17, 2019, the Company secured a twelve month Line of Credit from Texas Bank and Trust for $1,000,000. The Line of Credit was renewed for an additional 24 months and increased to $3,500,000 on May 17, 2020. The Line of Credit is to fund any cash shortfalls that we may have from time-to-time during the next 24 months. We don’t anticipate the need of those funds for operations. Also, from time-to-time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes we have enough capital resources to meet working capital requirements. If additional working capital is required, additional loans can be obtained from individuals or from other commercial banks. If necessary, inventory levels may be adjusted in order to meet unforeseen working-capital requirements.

We expect our capital expenditures to total approximately $100,000 during the next twelve months. These expenditures will be largely driven by the purchase of equipment and the build-out of corporate space in our office building for tenants, As of December 31, 2020, there were no commitments outstanding for capital expenditures.

In the event of significant growth in retail and wholesale jewelry sales and recycling demand, whether purchases or services, our demand for additional working capital will increase due to a related need to stock additional jewelry inventory, increases in wholesale accounts receivable and the purchasing of recycled material. Historically we have funded these activities through operations.

We have historically renewed, extended or replaced short-term debt as it matures, and management believes that we will be able to continue to do so in the near future.

PART II
Item 7, 7A

On May 20, 2019, we entered into two (2) loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. The first note of $6,925,979, pursuant to the Echo Legacy Entities asset purchase agreement, is a 5-year promissory note amortized over 20 years at 6% annual interest rate. The second note of $3,074,021 paid off the accounts payable – related party balance to a former Related Party on May 20, 2019. The promissory note is a 5-year note amortized over 20 years at 6% annual interest rate. Both notes are being serviced by operational cash flow.

The coronavirus disease 2019 (COVID-19) pandemic has adversely affected global economic business conditions. Future sales on products like ours could decline, and the ultimate impact is uncertain and subject to change. The duration of this pandemic and the impact, either direct or indirect cannot be predicted. The Company believed additional liquidity was necessary to support ongoing operations during this period of uncertainty. We applied for and received approximately $1.67 million, 1% interest, Federal Loan to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic. The loan is forgivable to the extent that certain criteria are met. We have applied for forgiveness and that forgiveness application is currently under review by the SBA.

The Company leases certain of its facilities under operating leases. The minimum rental commitments under non-cancellable operating leases as of December 31, 2020 are as follows:

Operating Leases	Total	2021	2022	2023	2024	Thereafter

DGSE	$1,205,662	$479,161	$235,674	$212,855	$213,885	$64,087

Echo Entities	4,217,873	869,209	786,396	808,022	830,244	924,002

Total	$5,423,535	$1,348,370	$1,022,070	$1,020,877	$1,044,129	$988,089

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

The Board, through its Audit Committee, consisting solely of independent directors of the Company, meets periodically with management and our independent registered public accounting firm to ensure that the Company is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting. Whitley Penn LLP and our management team each have full and free access to the Audit Committee.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required because we are a “Smaller Reporting Company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

PART II
Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

Year Ended December 31,	2020	2019
Revenue:
Sales	$113,922,015	$82,024,497
Cost of goods sold	90,853,052	65,768,655
Gross margin	23,068,963	16,255,842
Expenses:
Selling, General & Administrative Expenses	15,553,274	12,494,510
Depreciation and Amortization	728,626	520,298
Total cost of revenue	16,281,900	13,014,808

Operating income	6,787,063	3,241,034
Other income, net	306,997	49,756
Interest expense	(620,499)	(414,961)
Income before income taxes	6,473,561	2,875,829
Income tax expense	89,618	95,116

Net income	$6,383,943	$2,780,713

Earnings per share:
Basic	$0.24	$0.10
Diluted	$0.24	$0.10

Weighted average shares outstanding:
Basic	26,924,631	26,924,381
Diluted	26,939,631	26,939,631

The accompanying notes are an integral part of these consolidated financial statements.

PART II
Item 8

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2020	2019

Assets
Current assets:
Cash and cash equivalents	$9,218,036	$4,510,660
Trade receivables, net of allowances	2,846,619	2,997,743
Inventories	10,006,897	9,509,454
Current right-of-use assets from operating leases	1,157,077	1,160,658
Prepaid expenses	281,719	172,834
Total current assets	23,510,348	18,351,349
Note receivable	2,100,000	-
Property and equipment, net	6,888,601	1,351,039
Goodwill	1,367,109	1,367,109
Intangible assets, net	2,992,473	3,394,073
Long-term operating lease right-of-use assets, less current portion	3,522,923	2,335,040
Other long-term assets	197,638	204,784
Total assets	$40,579,092	$27,003,394

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$1,510,697	$1,467,845
Notes payable, related party	307,032	1,084,072
Notes payable	1,813,425	-
Current operating lease liabilities	1,148,309	1,175,109
Accrued expenses	844,324	916,509
Customer deposits and other liabilities	428,976	165,404
Total current liabilities	6,052,763	4,808,939
Notes payable, related party, less current portion	9,052,810	8,554,980
Notes payable, less current portion	4,240,658	-
Long-term operating lease liabilities, less current portion	3,654,419	2,445,301
Total liabilities	23,000,650	15,809,220
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized;
26,924,631 shares and 26,924,381 shares issued and outstanding as of December 31, 2019 and 2020 respectively; Preferred stock, $0.01
par value; 5,000,000 shares authorized; 0 shares issued and outstanding	269,246	269,244
Additional paid-in capital	40,173,000	40,172,677
Accumulated deficit	(22,863,804)	(29,247,747)
Total stockholders’ equity	17,578,442	11,194,174
Total liabilities and stockholders’ equity	$40,579,092	$27,003,394

  The accompanying notes are an integral part of these consolidated financial statements.

PART II
Item 8

 ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENTS

Year Ended December 31,	2020	2019

Operations
Net income	$6,383,943	$2,780,713
Adjustments to reconcile net income to net cash from (used in) operations:
Depreciation, amortization, and other	728,626	520,298
Stock based compensation to employees, officers and directors	325	-
Changes in operating assets and liabilities:
Trade receivables	151,124	(1,877,783)
Inventories	(497,444)	1,464,843
Prepaid expenses	(108,884)	(3,375)
Other assets	7,145	(47,374)
Accounts payable and accrued expenses	(29,332)	(492,952)
Accounts payable, related party	-	(3,074,021)
Operating leases	(1,984)	124,713
Customer deposits and other liabilities	263,572	62,110

Net cash provided by (used in) operations	$6,897,091	$(542,828)

Investing
Investment in note receivable	(2,100,000)	-
Purchase of property and equipment	(5,864,588)	(102,989)
Purchase of intangible assets	-	(60,000)
Acquisition of Echo Entities, net of cash acquired	-	(5,876,516)

Net cash used in investing	(7,964,588)	(6,039,505)

Financing
Short-term financing, line of credit	-	150,000
Financing for the acquisition of the Echo Entities	-	6,925,979
Financing to pay off accounts payable, related party	-	3,074,021
Payments on short-term financing, line of credit	-	(150,000)
Payments on notes payable, related party	(279,210)	(360,948)
Payments on notes payable	(26,117)	-
Proceeds from PPP loan	1,668,200	-
Proceeds from notes payable for retail and office buildings	4,412,000	-

Net cash provided by financing	5,774,873	9,639,052

Net change in cash and cash equivalents	4,707,376	3,056,719
Cash and cash equivalents, beginning of period	4,510,660	1,453,941

Cash and cash equivalents, end of period	$9,218,036	$4,510,660

Supplemental Disclosures
Cash paid during the period for:
Interest	$620,499	$390,864
Income taxes	$59,025	$43,578

  The accompanying notes are an integral part of these consolidated financial statements.

PART II
Item 8

ENVELA CORPORATION AND SBDISIARIES

CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	26,924,381	$269,244	$40,172,677	$(32,028,460)	$8,413,461

Net income	-	-	-	2,780,713	2,780,713

Balance at December 31, 2019	26,924,381	$269,244	$40,172,677	$(29,247,747)	$11,194,174

Stock issued to employees, officers and directors	250	2	323	-	325

Net income	-	-	-	6,383,943	6,383,943

Balance at December 31, 2020	26,924,631	$269,246	$40,173,000	$(22,863,804)	$17,578,442

PART II
Item 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES AND NATURE OF OPERATIONS

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows. References to fiscal years below are denoted with the word “Fiscal” and the associated year.

Principles of Consolidation and Nature of Operations

Envela and its subsidiaries engage in diverse business activities within the recommerce sector. These activities include being one of the nation's premier authenticated recommerce retailers of luxury hard assets; providing end-of-life asset recycling; offering data destruction and IT asset management; and providing products, services and solutions to industrial and commercial companies. Envela operates primarily via two business segments. Through DGSE, we operate Dallas Gold & Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands. Through ECHG we operate Echo Environmental, ITAD USA and Teladvance. Envela is a Nevada corporation, headquartered in Irving, Texas.

DGSE primarily buys and resells or recycles luxury hard assets like jewelry, diamonds, gemstones, fine watches, rare coins and related collectibles, precious-metal bullion products, gold, silver and other precious-metals. DGSE operates six jewelry stores at both the retail and wholesale levels, throughout the United States via its facilities in Texas and South Carolina. The Company also maintains a presence in the retail market through our web-sites, www.dgse.com and www.cgdeinc.com.

ECHG buys electronic components from businesses and other organizations, such as school districts, for end-of-life recycling or to add life to electronic devices by data destruction and refurbishment for reuse. For end-of–life recycling, we sell to downstream recycling companies who further process our material for end users. The electronic devices saved for reuse are cleaned of prior data, refurbished and sold to businesses or organizations wanting to extend the remaining life and value of recycled electronics. Our customers are companies and organizations that are based domestically and internationally.

For additional business operations for both DGSE and ECHG, see “Item 1. Business—Operating Segments” in this annual report on Form 10-K.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

The Company operates the business as two operating and reportable segments under a variety of banners. DGSE includes Charleston Gold & Diamond Exchange and Dallas Gold & Silver Exchange. ECHG includes Echo, ITAD USA and Teladvance.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the consolidated balance sheets approximate fair value.

Inventories

DGSE’s inventory is valued at the lower of cost or NRV. The Company acquires a majority of its inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and collectibles. The Company acquires these items based on its own internal estimate of the fair market value of the items at the time of purchase. The Company considers factors such as the current spot market price of precious metals and current market demand for the items being purchased. The Company supplements these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases of new merchandise can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on the Company’s consolidated balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance. The majority of the Company’s inventory has some component of its value that is based on the spot market price of precious metals. Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of the Company’s inventory and could positively or negatively impact the profitability of the Company. The Company regularly monitors these fluctuations to evaluate any necessary impairment to its inventory.

PART II
Item 8

ECHG’s inventory principally includes processed and unprocessed electronic scrap materials. The value of the material is derived from recycling the precious and other scrap metals included in the scrap. The processed and unprocessed materials are carried at the lower of the average cost of the material during the month of purchase or NRV. The in-transit material is carried at lower of cost or market using the retail method. Under the retail method the valuation of the inventory at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of the inventory.

The inventory listed in Note 3, and for the time period until May 17, 2022, is pledged as collateral against our $3,500,000 short-term line of credit with Texas Bank and Trust.

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is provided for using the straight-line method over the anticipated economic useful lives of the related property. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. There were no impairments recorded during Fiscal 2020 and Fiscal 2019.

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

Impairment of Long-Lived Assets, Amortized Intangible Assets and Goodwill

The Company performs impairment evaluations of its long-lived assets, including property, equipment, and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on the Company’s evaluations no impairment was required as of December 31, 2020 or 2019.

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

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the note receivable and notes payable approximate fair value because the underlying instruments have an interest rate that reflects current market rates. None of these instruments are held for trading purposes.

PART II
Item 8

Advertising Costs

DGSE’s advertising costs are expensed as incurred and amounted to $240,770 and $392,588 for Fiscal 2020 and Fiscal 2019, respectively.

ECHG’s advertising costs are expensed as incurred and amounted to $16,311 and $4,809 For Fiscal 2020 and for the period beginning May 20, 2019 through December 31, 2019, respectively.

Accounts Receivable

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

For Fiscal 2020 and 2019, besides the normal timing to clear credit cards and financing collections, DGSE’s accounts receivable balance consisted of wholesale dealers that are current, therefore no reserve was established at December 31, 2020 and 2019. Once a reserve is established, and an amount is considered to be uncollectable it is to be written off against the reserve. We will revisit the reserve periodically, but no less than annually, with the same analytical approach in order to determine if the reserve needs to be increased or decreased, based on the risk profile of open accounts receivable at that point.

ECHG has a more sizable accounts receivable balance of $2,528,215 at December 31, 2020 and $2,383,061 as of December 31, 2019. We use a different approach for allowance for doubtful accounts because customers are generally larger and payable terms are farther out. Once we determine that a balance is uncollectable we reserve that balance but still pursue payment. On the rare occasion we determine a balance is uncollectable we will write off the balance against the reserve. As of December 31, 2020 and 2019, we consider the full accounts receivable balance to be fully collectable and feel that a reserve of $0 to be appropriate.

As of December 31, 2020 and 2019, there was no allowance for doubtful accounts.

A summary of the Allowance for Doubtful Accounts is presented below:

	December 31,
	2020	2019

Beginning Balance	$-	$-
Bad debt expense (+)	37,798	-
Receivables written off (-)	(37,798)	-
Ending Balance	$-	$-

PART II
Item 8

Note Receivable

ECHG, LLC, entered into an agreement with CExchange, LLC on February 15, 2020, to lend $1,500,000 bearing interest at eight and one-half percent (8.5%) with interest only payments due quarterly. The loan matures on February 20, 2023. The parties also agreed to warrant and call-option agreements to acquire all of CExchange’s equity interests. On November 7, 2020, the Company entered into an agreement, whereby, increasing the loan from $1,500,000 to $2,100,000. CExchange is the leader in retail trade-in services, providing in-store and online solutions for most of the major consumer electronics retailers in the United States. CExchange helps retailers provide in-store trade-in programs designed to allow customers to exchange their old technology for cash in minutes. This fits well with ECHG’s core business of refurbishing and reusing cell telephones. There is no assurance that the Company will exercise its warrant or call option.

Short-Term Financing

Envela established a short-term line of credit with Texas Bank and Trust to cover emergency cash needs for $1,000,000 on May 17, 2019. The line of credit was renewed for an additional two years and increased to $3,500,000 on May 17 2020 and expires May 16, 2022. It has a varying interest rate, per annum, based on the Prime Rate. On December 31, 2020, the interest rate was 5% and the balance due on this short-term line of credit was $0.

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

The Company accounts for its position in tax uncertainties in accordance with ASC 740. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2020 and 2019.

The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. The Company recognizes accrued interest and penalties resulting from audits by tax authorities in the provision for income taxes in the consolidated statements of operations. During Fiscal 2020 and Fiscal 2019, the Company did not incur any federal income tax interest or penalties.

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

PART II
Item 8

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

The following disaggregation of total revenue is listed by sales category and segment for the years ended December 31, 2020 and 2019:

	For the Years Ended
	December 31, 2020			December 31, 2019
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$79,790,419	9,215,494	11.5%	$60,088,405	$7,760,365	12.9%
Recycled	5,870,972	1,154,376	19.7%	7,431,749	1,157,459	15.6%

Subtotal	85,661,391	10,369,870	12.1%	67,520,154	8,917,824	13.2%

ECHG
Resale	19,395,834	9,504,607	49.0%	8,722,281	4,692,114	53.8%
Recycled	8,864,790	3,194,486	36.0%	5,782,062	2,645,904	45.8%

Subtotal	28,260,624	12,699,093	44.9%	14,504,343	7,338,018	50.6%

	$113,922,015	$23,068,963	20.2%	$82,024,497	$16,255,842	19.8%

For DGSE, revenue for monetary transactions (i.e., cash and receivables) with dealers and the retail public are recognized when the merchandise is delivered, and payment has been made either by immediate payment or through a receivable obligation at one of our over-the-counter retail stores. We also recognize revenue upon the shipment of goods when retail and wholesale customers have fulfilled their obligation to pay, or promise to pay, through e-commerce or phone sales. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. Crafted-precious-metal items at the end of their useful lives are sold to a Dallas refiner, who was a related party until May 20, 2019. Since this refiner is located in the Dallas area, we deliver the metal to the refiner. The metal is assayed, price is determined from the assay and payment is made usually within two days. Revenue is recognized from the sale once payment is received.

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

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2020 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of December 31, 2020 and 2019, our allowance for returns remained the same at approximately $28,000 for both years.

ECHG has several revenue streams and recognize revenue according to ASC 606 at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to the customer. The revenue streams are as follows;

●
Outright sales are recorded when product is shipped. Once the price is established and the terms are agreed to and the product is shipped, the revenue is recognized. ECHG has fulfilled its performance obligation with an agreed upon transaction price, payment terms and shipping the product.

●
ECHG recognizes refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring the control of the promised goods that are identified in the customer contract. Ninety percent (90%) of our refining revenue is generated from one refining partner with an international refining facility. This refining partner pays us sixty percent (60%) of an Invoice within five working days upon the receipt of the Ocean Bill of Lading issued by the Ocean Carrier. Our initial Invoice is recognized in full when our performance obligation is satisfied, as stated in the first sentence. Under the guidance of ASC 606, an estimate of the variable consideration that we expect to be entitled is included in the transaction price stated at the current precious metal spot price and weight of the precious metal. An adjustment to revenue is made in the period once the underlying weight and any precious metal spot price movement is resolved, which is usually around six (6) weeks. Any adjustment from the resolution of the underlying uncertainty is netted with the remaining forty percent (40%) due from the original contract.

●
Hard drive sales by ECHG are limited to customers who are required to prepay shipments. Once the commodity price is established and agreed upon by both parties, customers send payment in advance. The Company releases the shipment on the same day when payment receipt is confirmed and revenue is recognized on day of shipment. If payment is received on the last day of the month and shipment goes out the following day the payment received is deferred revenue and recognized the following month when the shipment is made.

●
ECHG also provides recycling services according to a Scope of Work. Services are recognized based on the number of units processed by a preset price per unit. Activity reports are produced weekly with the counts and revenue is recognized based on the billing from the weekly reports. Recycling services can be conducted at our ECHG facility or we can design and perform the recycling service at the client’s facility. The Scope of Work will determine the charges and whether the service will be completed at ECHG or at the client’s facility. Payment terms are also dictated in the Scope of Work.

PART II
Item 8

Shipping and Handling Costs

Shipping and handling costs amounted to $1,025,215 and $803,015, for 2020 and 2019, respectively. We have determined that shipping and handling costs should be included in cost of goods sold since inventory is what is shipped to and from store locations or to and from vendors.

Taxes Collected from Customers

The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenues or expenses.

Earnings Per Share

Basic earnings per share of our Common Stock is computed by dividing net earnings available to holders of our Common Stock by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants outstanding determined using the treasury stock method.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense for Fiscal 2020 and Fiscal 2019 amounted to $325 and $0 respectively.

The following table represents our total compensation cost related to non-vested awards not yet recognized at year end December 31, 2020 and December 31, 2019:

Date of grant	Employee	Price of stock at grant date	Number of shares granted unvested December 31, 2020	Unrecognized expense at December 31, 2020	Number of shares granted unvested December 31, 2019	Unrecognized expense at December 31, 2019

January 23, 2014	Robert Burnside	$2.18	0	-	250	$545.00

Total cost unrecognized				-		$545.00

No stock awards remained unexercised as of December 31, 2020 and only 250 unexercised stock awards remained unexercised as of December 31, 2019.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting units; useful lives of our tangible and intangible assets; allowances for doubtful accounts; valuation allowance; the market value of, and demand for, our inventory and the potential outcome of uncertain tax positions that have been recognized on our consolidated financial statements or tax returns. Actual results and outcomes may differ from management’s estimates and assumptions.

PART II
Item 8

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment changes to be based on the first step in today’s two-step impairment test, thus eliminating step two from the goodwill impairment test.  In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step two of the goodwill impairment test. For public companies, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We adopted this pronouncement on January 1, 2020. The adoption did not have an impact on the Company’s consolidated financial statements.

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02) using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019, are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840. Upon adoption, we recognized right-of-use assets of approximately $2.0 million, with corresponding lease liabilities of approximately $2.0 million on the consolidated balance sheets. The right-of-use assets include adjustments for deferred rent liabilities. The adoption did not impact our beginning retained earnings, or our prior year consolidated statements of income and statements of cash flows.

In June 2016, the FASB issued a new credit loss accounting standard ASU 2016-13. The new accounting standard introduces the current expected credit losses methodology (CECL) for estimating allowances for credit losses which will be based on expected losses rather than incurred losses. We will be required to use a forward-looking expected credit loss model for accounts receivable, loans and other financial instruments. The standard will be adopted upon the effective date for us beginning January 1, 2023 by using a modified retrospective transition approach to align our credit loss methodology with the new standard. The company is evaluating the financial statement implications of ASU 2016-13.

NOTE 2 — CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions in excess of federally insured limits.

A significant amount of DGSE’s revenue and expenses stem from sales to and purchases from one Dallas refining partner, which relationship constitutes Envela’s single largest source of revenues and expenses. In addition, a significant amount of ECHG’s refining revenue comes from one refining partner with an international refining facility. Any adverse break in either relationship could reduce the flow of refining materials and revenue. While the pandemic continues to be a global threat, any potential interruptions in travel and business disruptions with respect to us, our customers or our supply chain could adversely affect our sales, costs and liquidity position, possibly to a significant degree. The effects of the coronavirus pandemic on our business, the ultimate impact remains uncertain and subject to change. The duration of any such impact cannot be predicted.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	December 31,	December 31,
	2020	2019
DGSE
Resale	$8,971,815	$8,213,551
Recycle	191,677	401,468

Subtotal	9,163,492	8,615,019

ECHG
Resale	557,959	351,958
Recycle	285,446	542,477

Subtotal	843,405	894,435

	$10,006,897	$9,509,454

PART II
Item 8

NOTE 4 — NOTE RECEIVABLE

ECHG, LLC, which is wholly owned by the Company, entered into an agreement with CExchange, LLC (“CExchange”) on February 15, 2020, pursuant to which it agreed to loan CExchange $1,500,000 bearing interest at eight and one-half percent (8.5%) with interest only payments due quarterly. The loan matures on February 20, 2023. The parties also agreed to warrant and call-option agreements through which ECHG, LLC may acquire all of CExchange’s equity interests upon the occurrence of certain events and on certain conditions. On November 7, 2020, the Company entered into an amended agreement, whereby, increasing the loan from $1,500,000 to $2,100,000. CExchange is a leader in retail trade-in services, providing in-store and online solutions for most of the major consumer electronics retailers in the United States. CExchange helps retailers provide in-store trade-in programs designed to allow customers to exchange their old technology for cash in minutes. These services and programs fit well with ECHG’s core business of refurbishing and reusing consumer electronics and IT equipment. Starting with the quarter ending June 30, 2020, CExchange helped DGSE facilitate their bullion on-line sales. There is no assurance that the Company will exercise its warrant or call option to acquire all of CExchange’s equity interests.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2020	2019
DGSE
Land	$720,786	$55,000
Buildings and improvements	1,317,906	-
Leasehold improvements	1,435,742	1,561,649
Machinery and equipment	1,056,315	1,039,013
Furniture and fixtures	504,430	453,699
Vehicles	22,859	-
	5,058,038	3,109,361
Less: accumulated depreciation	(2,054,294)	(1,904,948)

Sub-Total	3,003,744	1,204,413

ECHG
Leasehold improvements	81,149	81,149
Machinery and equipment	220,417	27,497
Furniture and fixtures	93,827	93,827
	395,393	202,473
Less: accumulated depreciation	(71,058)	(55,847)

Sub-Total	324,335	146,626

Envela
Land	1,106,664	-
Buildings and improvements	2,456,324	-
Machinery and equipment	5,407	-
	3,568,395	-
Less: accumulated depreciation	(7,873)	-

Sub-Total	3,560,522	-

	$6,888,601	$1,351,039

Depreciation expense was $327,026 and $264,021 for Fiscal 2020 and Fiscal 2019, respectively.

PART II
Item 8

NOTE 6 — ACQUISITION

On May 20, 2019, ECHG, a wholly owned subsidiary of the Company, entered into an asset purchase agreement with each of Echo Environmental, LLC and its wholly owned subsidiary ITAD USA, LLC (collectively, the “Echo Legacy Entities”), pursuant to which the Echo Legacy Entities agreed to sell all of their assets and rights and interests thereto (the “Acquired Assets”) for $6,925,979 (the “Echo Transaction”). The Echo Legacy Entities were wholly owned subsidiaries of a former Related Party. John R. Loftus is the Company’s CEO, President and Chairman and owned approximately one-third of the equity interests of the former Related Party prior to the Echo Transaction. The Company also paid a closing fee of $85,756 that was not part of the purchase price allocation. The fee is included in selling, general and administrative expenses.

On the same day, Mr. Loftus became the largest beneficial owner of the Company’s stock by purchasing all of the Company’s stock beneficially owned by the former Related Party. As part of the transaction of acquiring the stock from the former Related Party, Mr. Loftus no longer owns an equity interest in that entity. As an interested party, Mr. Loftus was familiar with the operations of the Echo Legacy Entities.

In connection with the Echo Transaction, on May 20, 2019, ECHG executed and delivered to Mr. Loftus, a promissory note to which ECHG borrowed from Mr. Loftus $6,925,979, the proceeds of which were used to purchase the Acquired Assets.

As part of the Echo Transaction, goodwill was realized of $1,367,109, which is the purchase price less the fair value of the net assets purchased, as shown in the purchase price allocation in the following table. Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to ECHG only and not the whole Company. The Company has evaluated goodwill based on cash flows for the ECHG segment. For federal income tax purposes, goodwill is amortized and deductible over fifteen years.

The purchase price was allocated to the fair value of assets and liabilities acquired as of May 20, 2019:

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

PART II
Item 8

The following pro forma presents the Company's results of the Echo Entities and the Company's results of operations for the twelve months ended December 31, 2019 as if they were combined the entire twelve months:

Pro forma Combined
For the Twelve Months Ended
December 31, 2019
(unaudited)

Revenue	$87,921,642

Income (loss) from continuing operations	$1,931,558

Net income	$1,931,558

Basic net income per common share	$0.07

Diluted net income per common share	$0.07

PART II
Item 8

NOTE 7 — GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019, are as follows:

	Year Ended December 31,
	2020	2019

Opening balance	$1,367,109	$-
Additions	-	1,367,109
Acquisition adjustment	-	-
Impairment adjustment	-	-

Goodwill	$1,367,109	$1,367,109

Our 2019 acquisition of the assets of the Echo Legacy Entities resulted in the addition to our goodwill balance in 2019. The Company’s goodwill is related to the ECHG segment only and not the whole Company. We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Based on the Company’s evaluations, no impairment was required as of December 31, 2020 and 2019.

NOTE 8 — INTANGIBLE ASSETS

Intangible assets consist of:

	December 31,	December 31,
	2020	2019
DGSE
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(203,502)	(137,502)

Subtotal	167,850	233,850

ECHG
Trademarks	1,483,000	1,483,000
Customer Contracts	1,873,000	1,873,000
	3,356,000	3,356,000
Less: accumulated amortization	(531,377)	(195,777)

Subtotal	2,824,623	3,160,223

Total	$2,992,473	$3,394,073

Amortization expense was $401,600 and $256,277 for Fiscal 2020 and Fiscal 2019, respectively.

PART II
Item 8

The estimated aggregate amortization expense for each of the five succeeding fiscal years follows:

	DGSE	ECHG	Total

2021	$66,000	$335,600	$401,600
2022	66,000	335,600	401,600
2023	30,350	335,600	365,950
2024	5,500	335,600	341,100
2025	-	335,600	335,600
Thereafter	-	1,146,623	1,146,623

	$167,850	$2,824,623	$2,992,473

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31	December 31,
	2020	2019
DGSE
Accrued Interest	$10,057	$7,374
Professional fees	-	125,200
Board member fees	7,500	7,500
Insurance	-	30,508
Payroll	155,635	157,148
Property tax	26,435	-
Sales tax	180,609	115,451
Other administrative expenses	13,525	-
State income tax	-	33,907

Subtotal	393,761	477,088

ECHG
Accrued Interest	17,086	16,724
Professional fees	-	77,900
Payroll	119,327	79,342
Property tax	20,500	-
Sales tax	-	7,852
Credit card	-	22,279
Other accrued expenses	10,574	-
State income tax	-	27,963
Material & shipping costs (COGS)	-	207,361

Subtotal	167,487	439,421

Envela
Accrued Interest	7,884	-
Payroll	10,745	-
Professional fees (1)	142,635	-
Other administrative expenses	8,433	-
State income tax (1)	113,379	-

Subtotal	283,076	-

	$844,324	$916,509

(1) State income tax and professional fee accruals have been recorded at the segment level in prior periods. Proceeding forward, we will allocate those expenses at the segment level but accrue the consolidated balances at the corporate level.

PART II
Item 8

NOTE 10 — LONG-TERM DEBT

Long-term debt consists of the following:

	Outstanding Balance
	December 31,	December 31,	Current
	2020	2019	Interest Rate	Maturity
DGSE
Note payable, related party (1)	$2,863,715	$2,949,545	6.00%
Note payable, Truist Bank (2)	942,652	-	3.65%	July 9, 2030
Note payable, Texas Bank & Trust (3)	491,852	-	3.75%	September 14, 2025

DGSE Sub-Total	4,298,219	2,949,545

ECHG
Note payable, related party (1)	6,496,127	6,689,507	6.00%	May 16, 2024

Envela
Note payable, Texas Bank & Trust (4)	2,951,379	-	3.25%	November 4, 2025
Note payable (5)	1,668,200	-

Envela Sub-Total	4,619,579	-

Sub-Total	15,413,925	9,639,052

Current portion	2,120,457	1,084,072

	$13,293,468	$8,554,980

(1) On May 20, 2019, in connection with the Echo Transaction, the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. ECHG, LLC executed a 5-year, $6,925,979 note for the Echo Transaction, amortized over 20 years at a 6% annual interest rate. DGSE, LLC executed a 5-year, $3,074,021 note to pay off the accounts payable – related party balance to a former Related Party as of May 20, 2019. That promissory note is also amortized over 20 years at a 6% annual interest rate. On January 1, 2020, revisions were made on the original documents for both DGSE and ECHG notes. Originally, the DGSE note stated that the monthly interest and principal payment due was $41,866 and the ECHG note stated that the monthly interest and principal payment due was $94,327. The revised interest and principal payment due monthly on the note for DGSE is $22,203. The revised interest and principal payment due monthly on the note for ECHG is $49,646. The allocation between short-term and long-term notes payable, related party was revised accordingly starting with the three months ending March 31, 2020.

PART II
Item 8

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

(4) On November 4, 2020, 1901 Gateway Holdings, LLC, a wholly owned subsidiary of Envela Corporation, closed on the purchase of a new office building located at 1901 Gateway Drive, Irving, Texas for $3.521 million. The building was partially financed through a $2.96 million, 5 year loan, bearing an interest rate of 3.25%, amortized over 20 years, payable to Texas Bank & Trust. The note has monthly interest and principal payments of $16,792.

(5) The Company applied for and received, on April 20, 2020, approximately $1.67 million, 1% interest, federally backed loan intended to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic (the “Federal Loan”), with Truist Bank (f/k/a BB&T Bank) as lender. The Federal Loan is forgivable to the extent that certain criteria are met. We have applied for the forgiveness of the Federal Loan during the fourth quarter ending December 31, 2020; therefore, we are classifying the loan as short-term.

Future scheduled principal payments of our note payables and note payables, related party, as of December 31, 2020 are as follows:

Note payable, related party - DGSE

Year Ending December 31,	Amount

2021	$95,129
2022	100,996
2023	107,225
2024	2,560,365

Subtotal	$2,863,715

Note payable, Truist Bank - DGSE

Year Ending December 31,	Amount

2021	$33,904
2022	35,163
2023	36,468
2024	37,821
2025	39,216
Thereafter	760,080

Subtotal	$942,652

PART II
Item 8

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2021	$17,399
2022	18,053
2023	18,732
2024	19,437
2025	418,231

Subtotal	$491,852

Note payable, related party - ECHG

Year Ending December 31,	Amount

2021	$211,903
2022	224,973
2023	238,849
2024	5,820,402

Subtotal	$6,496,127

Note payable, Texas Bank & Trust - Envela

Year Ending December 31,	Amount

2021	$93,922
2022	97,455
2023	101,122
2024	104,926
2025	2,553,954

Subtotal	$2,951,379

Note payable - Envela Corporation
Year Ending December 31,	Amount

2021	$1,668,200

Subtotal	$1,668,200

$15,413,925

PART II
Item 8

NOTE 11 — SEGMENT INFORMATION

We determine our business segments based upon an internal reporting structure. Our financial performance is based on the following segments: DGSE and ECHG.

The DGSE segment includes Dallas Gold & Silver Exchange, which has five retail stores in the Dallas/Fort Worth Metroplex, and Charleston Gold & Diamond Exchange, which has one retail store in Charleston,  South Carolina.

The ECHG segment includes Echo, ITAD USA and Teladvance. These three companies were added during 2019 and are involved in recycling and the reuse of electronic waste.

We allocate our corporate costs and expenses, including rental income and expenses relating to our new corporate headquarters, to our business segments. These income and expenses are included in selling, general and administrative expenses, depreciation and amortization, other income, interest expense and income tax expense. Our management team evaluates the operating performance of each segment and makes decisions about the allocation of resources according to each segment profit. The allocations are generally amounts agreed upon by management, which may differ from an arms-length amount.

The following table segments the financial results of DGSE and ECHG for Fiscal 2020:

	Fiscal 2020
	DGSE	ECHG	Consolidated

Revenue:
Sales	$85,661,391	$28,260,624	$113,922,015
Cost of goods sold	75,291,521	15,561,531	90,853,052

Gross profit	10,369,870	12,699,093	23,068,963

Expenses:
Selling, general and administrative expenses	6,933,259	8,620,015	15,553,274
Depreciation and amortization	321,833	406,793	728,626

	7,255,092	9,026,808	16,281,900

Operating income	3,114,778	3,672,285	6,787,063

Other income:
Other income	(113,974)	(193,023)	(306,997)
Interest expense	209,295	411,204	620,499

Income before income taxes	3,019,457	3,454,104	6,473,561

Income tax expense	40,283	49,335	89,618

Income from continuing operations	$2,979,174	$3,404,769	$6,383,943

PART II
Item 8

NOTE 12 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted average common shares is as follows:

	Year Ended December 31,
	2020	2019

Basic weighted average shares	26,924,631	26,924,381
Effect of potential dilutive securities	15,000	15,250
Diluted weighted average shares	26,939,631	26,939,631

For the years ended December 31, 2020 and 2019, there were 15,000 and 15,250 Common Stock options, warrants, and Restricted Stock Units (RSUs) unexercised respectively. For the years ended December 31, 2020 and 2019, there were no anti-dilutive shares.

NOTE 13 — COMMON STOCK

In January 2014, the Company’s Board granted 112,000 RSUs to its officers and certain key employees. As of December 31, 2020, no RSUs remain unexercised and dilutive.

NOTE 14 — STOCK OPTIONS AND RESTRICTED STOCK UNITS

On June 21, 2004, our shareholders approved the adoption of the 2004 Employee Stock Option Plan (the “2004 Employee Stock Option Plan”) that provided for incentive stock options and nonqualified stock options to be granted to key employee and certain directors. Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our Common Stock on the date of grant, as determined by the closing bid price for our Common Stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Employee Stock Option Plan, 15,000 remain outstanding. Options issued pursuant to the 2004 Employee Stock Option Plan have no expiration date. The Company previously determined there will be no additional grants under the 2004 Employee Stock Option Plan.

On December 7, 2016, our shareholders approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares for issuance pursuant to awards issued thereunder. As of December 31, 2020, no awards had been made under the 2016 Plan.

The following table summarizes the activity in common shares subject to options and warrants:

	Years Ended December 31,
	2020		2019
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding at beginning or year	15,000	$2.17	15,000	$2.17
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of year	15,000	$2.17	15,000	$2.17

Options exercisable at end of year	15,000	$2.17	15,000	$2.17

The 15,000 options exercisable at the end of the year are potential dilutive shares.

PART II
Item 8

Information about stock options outstanding at December 31, 2020 is summarized as follows:

	Options Outstanding and Exercisable

Exercise price	Number outstanding	Weighted average remaining contractual life (Years)		Weighted average exercise price	Aggregate intrinsic value
$2.13	10,000	NA	(1)	$2.13	$32,450
$2.25	5,000	NA	(1)	$2.25	$15,600

	15,000				$48,050

(1)
Options currently issued pursuant to the Company’s 2004 Employee Stock Option Plans have no expiration date.

The aggregate intrinsic values in the above table were based on the closing price of our Common Stock of $5.37 as of December 31, 2020.

A summary of the status of our non-vested RSU grants issued under our 2006 Plan is presented below:

	Year Ended December 31,
	2020		2019
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Nonvested at beginning or year	250	$1.30	250	$1.30
Granted	-	-	-	-
Exercised	250	1.30	-	-
Forfeited	-	-	-	-

Outstanding at end of year	-	$-	250	$1.30

As a result of the expiration of the 2006 Plan, as of December 31, 2019, no further shares could be issued under the 2006 Plan. As of January 1, 2020, the remaining 250 RSU grants have vested and were exercised during Fiscal 2020. A total of 1,100,000 shares remain available for future grants pursuant to the 2016 Plan.

During Fiscal 2020 we recognized $325 of stock-based compensation expense compared to $0 in Fiscal 2019.

NOTE 15 — INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory from continuing operations Federal rate follows:

	2020	2019

Tax Expense at Statutory Rate	$1,364,191	$626,468
Valuation Allowance	(1,371,195)	(631,775)
Non-Deductible Expenses and Other	7,004	5,307
State Taxes, Net of Federal Benefit	89,618	95,116
Income tax expense	$89,618	$95,116

Current	$89,618	$95,116
Total	$89,618	$95,116

PART II
Item 8

Deferred income taxes are comprised of the following at December 31, 2020 and 2019:

	2020	2019
Deferred tax assets (liabilities):
Inventories	$22,620	$21,495
Stock options and other	6,836	57,019
Contingencies and accruals	28,580	32,154
Property and equipment	(256,065)	(180,300)
Net operating loss carryforward	6,527,548	7,763,103
Goodwill and intangibles	27,085	34,328
Total deferred tax assets, net	6,356,604	7,727,799

Valuation allowance	$(6,356,604)	$(7,727,799)
Net Deferred tax asset	-	-

As of December 31, 2020, the Company had $2,729,636 of net operating loss carry-forwards, related to the Superior Galleries acquisition which may be available to reduce taxable income in future years, subject to the applicable Internal Revenue Code Section 382 limitations. As of December 31, 2020, the Company had approximately $28,353,926 of net operating loss carry-forwards related to Superior Galleries’ post acquisition operating losses and other operating losses incurred by the Company’s other operations. These carry-forwards will expire, starting in 2026 if not utilized.

The Company is uncertain of our ability to accurately project income into the future due to the economic conditions caused by the pandemic, therefore, the Company is waiving any adjustment to the current valuation allowance.

As of December 31, 2020, the Company determined based on consideration of all available evidence, including but not limited to historical, current and future anticipated financial results as well as applicable IRS limitations and expiration dates related to the Company’s net operating losses, a full valuation allowance should be recorded for its net deferred tax assets.

NOTE 16 — LEASES

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). We adopted ASC 842 on January 1, 2019, by applying its provisions prospectively. The financial results reported in periods prior to January 1, 2019 are unchanged. Upon adoption, we recognized all of our leases on the balance sheet as right-of-use assets and lease liabilities. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating of finance. Classification is based on certain criteria and we have determined that all of our retail building leases fall into the operating lease category. Our leases are included in our consolidated balance sheet as right-of-use assets along with the current operating lease liabilities and long-term operating lease liabilities.

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

Due to the acquisition, referred in Note 6, we recognized an additional $2,350,781 of operating lease right-of-use assets, $703,523 in short-term operating lease liabilities and $1,647,258 in long-term operating lease liabilities on the consolidated balance sheet. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease right-of-use asset was determined based on the value of the lease liabilities.

PART II
Item 8

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

The Company has six operating leases, five in the Dallas/Fort Worth Metroplex and one in Charleston South Carolina. We have two leases expiring during Fiscal year 2021. Our Southlake, Texas location expired July 31, 2020 with no current options. We evaluated the lease in the present location and decided to vacate the property as of July 31, 2020. Our lease on the main flagship store located at 13022 Preston Road, Dallas, Texas will be expiring October 31, 2021, with no current lease options. The Grand Prairie, Texas lease expires June 30, 2022, and has no current lease options. The Charleston,  South Carolina lease expires April 30, 2025, and has no current lease options. The Euless, Texas lease expires June 30, 2025 with an option for an additional five (5) year term. On September 9, 2020, we entered into a new lease agreement with the landlord of the Echo Belt Line building starting January 1, 2021, expiring January 31, 2026, with one option period of an additional 60 months. A portion of the Echo Belt Line building was sublet and the rent received was applied against the rental expense for the building. The new Echo Belt Line lease, starting January 1, 2021, will not contain a subletter. The McKenzie ITAD lease expires July 31, 2021 with no current lease options. All six leases are triple net leases that we pay our proportionate amount of common area maintenance, property taxes and property insurance. Leasing costs for Fiscal 2020 and Fiscal 2019 was $1,452,689 and $1,151,619, respectively. These lease costs consist of a combination of minimum lease payments and variable lease costs.

As of December 31, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.81 years and 5.5%, respectively. The Company’s future operating lease obligations that have not yet commenced are immaterial. The cash paid for operating lease liabilities for Fiscal 2020 and Fiscal 2019 was $1,314,285 and $1,809,514, respectively.

Future annual minimum lease payments as of December 31, 2020:

Operating
Leases
DGSE
2021	$479,161
2022	235,674
2023	212,855
2024	213,885
2025 and thereafter	64,087

Total minimum lease payments	1,205,662
Less imputed interest	(110,429)

DGSE Sub-Total	1,095,233

ECHG
2021	869,209
2022	786,396
2023	808,022
2034	830,244
2025 and thereafter	853,076

Total minimum lease payments	4,146,947
Less imputed interest	(439,452)

Envela Sub-Total	3,707,495

Total	4,802,728

Current portion	1,148,309

$3,654,419

PART II
Item 8

NOTE 17 — RELATED-PARTY TRANSACTIONS

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

Through a series of transactions beginning in 2010, Elemetal, NTR and Truscott (“Related Entities”) became the largest shareholders of our Common Stock. NTR transferred all of its Common Stock to Eduro Holdings, LLC (“Eduro”) on August 29, 2018. A certain Related Entity has been the Company’s primary refiner and bullion trading partner. From January 1, 2019 through May 20, 2019 a certain Related Entity accounted for 4% of sales and 6% of purchases. Fiscal 2018, these transactions represented 11% of the Company’s sales and 2% of the Company’s purchases. On May 20, 2019, through a series of transactions, the Related Entity sold their shares of the Company to John R. Loftus, The Company’s CEO, President and Chairman of the Board. As of May 20, 2019, they were no longer a Related Entity. On December 9, 2016, the Company and a certain Related Entity closed the transactions contemplated by the Debt Exchange Agreement whereby the Company issued a certain Related Entity 8,536,585 shares of its common stock and a warrant to purchase an additional 1,000,000 shares to be exercised within two years after December 9, 2016, in exchange for the cancellation and forgiveness of $3,500,000 of trade payables owed to a certain Related Entity as a result of bullion-related transactions. The warrant to purchase an additional 1,000,000 shares expired in December 2018 and was not exercised. As of December 31, 2020, the Company was obligated to pay $0 to the certain Related Entity as a trade payable and had a $0 receivable from the certain Related Entity. As of December 31, 2019, the Company was obligated to pay $0 to the certain Related Entity as a trade payable and had a $0 receivable from the certain Related Entity. For the year ended December 31, 2020 and 2019, the Company paid the Related Entities $0 and $61,869, respectively, in interest on the Company’s outstanding payable.

Through a series of transactions reported on Schedule 13D on May 24, 2019, Truscott sold their 12,814,727 shares, 47.7% of DGSE Companies Common Stock to John R. Loftus. Mr. Loftus assumed all rights under the existing registration rights agreements. On the same day, Mr. Loftus contributed his 12,814,727 Common Stock shares to N10TR, LLC (“N10TR”) which is wholly owned by Mr. Loftus. Mr. Loftus, by virtue of his relationship with Eduro and N10TR may be deemed to indirectly beneficially own the Common Shares that Eduro and N10TR directly beneficially own. On the same day the Company entered into two (2) loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. The first note of $6,925,979, pursuant to the Echo Entities purchase agreement, is a 5-year promissory note amortized over 20 years at 6% annual interest rate. As of December 31, 2020 and 2019, ECHG was obligated to pay $6,496,127 and $6,689,507, respectively, to Mr. Loftus as a note payable, related party. The second note of $3,074,021 paid off the accounts payable – related party balance to Elemetal as of May 20, 2019. The promissory note is a 5-year note amortized over 20 years at 6% annual interest rate. As of December 31, 2020 and 2019, DGSE was obligated to pay $2,863,715 and $2,949,545, respectively, to Mr. Loftus as a note payable, related party. Both notes are being serviced by operational cash flow. For the year ended December 31, 2020 and 2019, the Company paid Mr. Loftus $580,957 and $325,749, respectively, in interest on the Company’s outstanding note payables, related party.

NOTE 18 — DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan covers substantially all employees who have completed one month of service. Participants can contribute up to 15% of their annual salary subject to Internal Revenue Service limitations. The Company matched 10% of the employee’s contribution up to 6% of the employee’s salary for the Fiscal 2020 and Fiscal 2019 plans.

NOTE 19 — SUBSEQUENT EVENTS

The outbreak of COVID-19, coronavirus pandemic has already adversely affected global economic business conditions. Future sales on products like ours could decline due to increased commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the coronavirus pandemic, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted, nor can the timing of the development and distribution of an effective vaccine or treatments for COVID-19.

PART II
Item 9, 9A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to be provide the reasonable assurance of the foregoing.

We believe, however, that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving their objectives, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, with respect to us as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that achieve certain specified controls over the records of business transactions.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2020, our internal control over financial reporting is effective.

We are not required to provide an attestation report of our registered public accounting firm pursuant to rules promulgated by the SEC.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2020, no changes occurred that our management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 9B

ITEM 9B. OTHER INFORMATION

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Envela Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envela Corporation (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PART II
Item 9B

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Realizability of Deferred Tax Assets

Description of the Matter

As discussed in Note 15 to the financial statements, the Company records a valuation allowance based on their assessment of the realizability of the Company’s deferred tax assets. As of December 31, 2020, the Company had net deferred tax assets, before valuation allowance, of approximately $5.8 million. A significant portion of the deferred tax assets are subject to future expiration and management uses subjective estimations to determine whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets before expiration.

Auditing management’s assessment of recoverability of deferred tax assets for U. S Federal income tax purposes involved a high degree of auditor judgment in evaluating the estimates and assumptions used in the projections of future taxable income.

How We Addressed the Matter in Our Audit

We obtained an understanding of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of future taxable income.

The primary procedures performed included evaluating the assumptions used by the Company to develop projections of future taxable income and testing the completeness and accuracy of the underlying data used in the projections. For example, we compared the support for future taxable income with prior period results and management’s projections. We also compared the projections of future taxable income with other forecasted financial information prepared by the Company. In addition, we evaluated the impact on taxable income of temporary differences including the expected timing of when these temporary differences would be realized.

We have served as the Company’s auditor since 2012.

Dallas, Texas
March 23, 2021

PART III
Item 10, 11, 12, 13, 14

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2021 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2021 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2021 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2021 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2021 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART IV
Items 15

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

Index to Exhibits

PART IV
Item 15

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number

3.10	By-laws, dated March 2, 1992		X	8-A12G	June 23, 1999	3.7
3.11	Amendment to By-laws, dated September 4, 2015		X	8-K	September 11, 2015	3.1
3.12	Amendment to By-laws, dated October 9, 2015		X	8-K	October 9, 2015	3.1
3.13	Certificate of Amendment to Articles of Incorporation, Dated December 12, 2019		X	8-K	December 16, 2019	3.1
4.1	Specimen Common Stock Certificate		X	S-4	February 26, 2007	4.1
10.1	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.5
10.2	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	September 16, 2011	10.7
10.3	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	October 28, 2011	10.2
10.4	Form of Indemnification Agreement between DGSE Companies, Inc. and each Officer and director of DGSE		X	8-K	February 12, 2016	10.1
10.5	Registration Rights Agreement by and among DGSE Companies, Inc., Elemetal, LLC, and NTR Metals, LLC dated as of December 9, 2016		X	8-K	December 9, 2016	10.1
10.6	Purchase agreement, dated September 14, 2020, for the Irving, Texas office building purchased by Envela Corporation		X	10-Q	October 5, 2020	10.3
10.7	Revised note payable, related party, dated January 1, 2020, between DGSE, LLC and John R. Loftus		X	10-Q	October 5, 2020	10.4
10.8	Revised note payable, related party, dated January 1, 2020, between ECHG, LLC and John R. Loftus		X	10-Q	October 5, 2020	10.5
14.1	Business Conduct & Ethics Policy		X	10-K/A	2012	14.1
21.1	Subsidiaries of the Registrant		X	10-K	March 27, 2014	21.1

PART IV
Item 15

23.1	Consent of Whitley Penn LLP		X
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

PART IV
Item 15

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVELA CORPORATION

By: /s/ John R. Loftus	Dated: March 23, 2021
John R. Loftus
Chairman of the Board,
Chief Executive Officer,
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ John R. Loftus	Dated: March 23, 2021
John R. Loftus
Chairman of the Board,
Chief Executive Officer,
President (Principal Executive Officer)

By: /s/ Bret A. Pedersen	Dated: March 23, 2021
Bret A. Pedersen
Chief Financial Officer
(Principal Accounting Officer)

By: /s/ Joel S. Friedman	Dated: March 23, 2021
Joel S. Friedman
Director

By: /s/ Alexandra C. Griffin	Dated: March 23, 2021
Alexandra C. Griffin
Director

By: /s/ Jim R. Ruth	Dated: March 23, 2021
Jim R. Ruth
Director

By: /s/ Allison M. DeStefano	Dated: March 23, 2021
Allison M. DeStefano
Director