Form 10-K/A
period 2020-12-31
Envela Corp
filed 2021-03-26
CIK 701719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

Envela Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”), filed with the U.S. Securities and Exchange Commission (“the Commission”) on March 23, 2021, solely to correct technical exceptions in the auditor’s opinion.

In accordance with applicable SEC rules, we are also filing updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

Except for the item noted above, this Amendment is not intended to update or modify any other information presented in the Original Form 10-K for the Fiscal year ended December 31, 2020. This Amendment does not update or modify in any way the results of operations, financial position, cash flows or related disclosures in the Original Form 10-K filed March 23, 2021. We have not updated the original filing to reflect events occurring subsequent to the Original Form 10-K date of March 23, 2021, other than described above.

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

Assessment of Realizability of Deferred Tax Assets

Description of the Matter

As discussed in Note 15 to the financial statements, the Company records a valuation allowance based on their assessment of the realizability of the Company’s deferred tax assets. As of December 31, 2020, the Company had net deferred tax assets, before valuation allowance, of approximately $6.4 million. A significant portion of the deferred tax assets are subject to future expiration and management uses subjective estimations to determine whether sufficient future taxable income will be generated to support the realization of the existing deferred tax assets before expiration.

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