Form 10-Q
period 2021-03-31
Envela Corp
filed 2021-05-05
CIK 701719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to

Commission File Number 001-11048

ENVELA CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	88-0097334
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1901 GATEWAY DRIVE, STE 100, IRVING, TX 75038
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

As of May 4, 2021, the registrant had 26,924,631 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)	(Unaudited)
Three Months Ended March 31,	2021	2020
Revenue:
Sales	$25,490,441	$25,829,143
Cost of goods sold	19,186,177	20,527,863

Gross margin	6,304,264	5,301,280

Expenses:
Selling, General & Administrative Expenses	4,153,229	3,825,200
Depreciation and Amortization	204,912	179,729

Total operating expenses	4,358,141	4,004,929

Operating income	1,946,123	1,296,351
Other income, net	271,941	41,690
Interest expense	179,022	145,315

Income before income taxes	2,039,042	1,192,726
Income tax expense	30,770	18,577

Net income	$2,008,272	$1,174,149

Basic earnings per share:
Net income	$0.07	$0.04

Diluted earnings per share:
Net income	$0.07	$0.04

Weighted average shares outstanding:
Basic	26,924,631	26,924,381
Diluted	26,939,631	26,939,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,396,997	$9,218,036
Trade receivables, net of allowances	3,184,473	2,846,619
Notes receivable	123,472	-
Inventories	11,630,383	10,006,897
Current right-of-use assets from operating leases	1,057,511	1,157,077
Prepaid expenses	858,299	281,719

Total current assets	25,251,135	23,510,348
Notes receivable, less current portion	2,100,000	2,100,000
Property and equipment, net	6,984,653	6,888,601
Goodwill	1,367,109	1,367,109
Intangible assets, net	2,892,073	2,992,473
Operating lease right-of-use assets	3,344,732	3,522,923
Other long-term assets	297,638	197,638

Total assets	$42,237,340	$40,579,092

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-Trade	$1,192,454	$1,510,697
Notes payable, related party	311,067	307,032
Notes payable	1,825,487	1,813,425
Current operating lease liabilities	1,054,599	1,148,309
Accrued expenses	922,159	844,324
Customer deposits and other liabilities	689,592	428,976

Total current liabilities	5,995,358	6,052,763
Notes payable, related party, less current portion	8,976,922	9,052,810
Notes payable, less current portion	4,188,357	4,240,658
Long-term operating lease liabilities, less current portion	3,489,989	3,654,419

Total liabilities	22,650,626	23,000,650

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized;
26,924,631 shares issued and outstanding	269,246	269,246
Additional paid-in capital	40,173,000	40,173,000
Accumulated deficit	(20,855,532)	(22,863,804)

Total stockholders’ equity	19,586,714	17,578,442

Total liabilities and stockholders’ equity	$42,237,340	$40,579,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2021	2020
	(Unaudited)	(Unaudited)
Operations
Net income	$2,008,272	$1,174,149
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation, amortization, and other	204,912	179,729
Bad debt expense	6,249	-
Changes in operating assets and liabilities:
Trade receivables	(344,103)	525,519
Inventories	(1,623,485)	111,931
Prepaid expenses	(576,578)	(163,312)
Other assets	(100,000)	5,120
Accounts payable and accrued expenses	(240,410)	(647,804)
Operating leases	19,616	(34,907)
Customer deposits and other liabilities	260,615	(118,710)
Net cash provided by (used in) operations	(384,912)	1,031,715

Investing
Investment in note receivable	(123,472)	(1,500,000)
Purchase of property and equipment	(200,563)	(29,046)

Net cash used in investing	(324,035)	(1,529,046)

Financing
Payments on notes payable, related party	(71,853)	(69,404)
Payments on notes payable	(40,239)	-

Net cash used in financing	(112,092)	(69,404)

Net change in cash and cash equivalents	(821,039)	(566,735)
Cash and cash equivalents, beginning of period	9,218,036	4,510,660

Cash and cash equivalents, end of period	$8,396,997	$3,943,925

Supplemental Disclosures
Cash paid during the period for:
Interest	$179,082	$121,718
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months ended March 31, 2020 and 2021
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2019	26,924,381	$269,244	-	$-	$40,172,677	$(29,247,747)	$11,194,174

Net Income	-	-	-	-	-	1,174,149	1,174,149

Balances at March 31, 2020
	26,924,381	$269,244	-	$-	$40,172,677	$(28,073,598)	$12,368,323

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balances at December 31, 2020	26,924,631	$269,246	-	$-	$40,173,000	$(22,863,804)	$17,578,442

Net Income	-	-	-	-	-	2,008,272	2,008,272

Balances at March 31, 2021
	26,924,631	$269,246	-	$-	$40,173,000	$(20,855,532)	$19,586,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 23, 2021(as amended, the “2020 Annual Report”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation. The information provided as of March 31, 2021 in these notes to the interim condensed consolidated financial statements is unaudited.

NOTE 2 — PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

Envela and its subsidiaries engage in diverse business activities within the recommerce sector. These activities include being one of the nation's premier authenticated recommerce retailers of luxury hard assets; providing end-of-life asset recycling; offering data destruction and IT asset management; and providing products, services and solutions to industrial and commercial companies. Envela operates primarily via two operating and reportable segments. Through DGSE, LLC (“DGSE”), it operates Dallas Gold & Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands. Through ECHG, LLC (“ECHG”), it operates Echo Environmental Holdings, LLC (“Echo”), ITAD USA Holdings, LLC (“ITAD USA”) and Teladvance, LLC (“Teladvance”). Envela is a Nevada corporation, headquartered in Irving, Texas.

DGSE primarily buys and resells or recycles luxury hard assets like jewelry, diamonds, gemstones, fine watches, rare coins and related collectibles, precious-metal bullion products, gold, silver and other precious-metals. DGSE operates six jewelry stores at both the retail and wholesale levels throughout the United States via its facilities in Texas and South Carolina. Buying and selling items for their precious-metals content is a major method by which DGSE markets itself. DGSE also offers jewelry repair services, custom-made jewelry and consignment items, and maintains relationships with refiners for precious-metal items that are not appropriate for resale. The Company also maintains a presence in the retail market through its websites, www.dgse.com and www.cgdeinc.com.

ECHG owns and operates Echo, ITAD USA and Teladvance, through which it primarily buys the electronic components from business and other organizations, such as school districts, for end-of-life recycling and resale, or to add life to economic devices by data destruction and refurbishment for reuse. Echo focuses on end-of-life electronics recycling and sustainability, ITAD USA provides IT equipment disposition, including compliance and data sanitization services, and Teladvance operates as a value-added reseller by providing offerings and services to companies looking either to upgrade capabilities or dispose of equipment. Like DGSE, ECHG also maintains relationships with refiners or recyclers to which it sells valuable materials it extracts from electronics and IT equipment that are not appropriate for resale or reuse. ECHG’s customers are companies and organizations that are based domestically and internationally.

For additional information on the businesses of both DGSE and ECHG, see “Item 1. Business – Operating Segments” in the Company’s 2020 Annual Report.

The interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

      NOTE 3 — ACCOUNTING POLICIES AND ESTIMATES

Financial Instruments

 The carrying amounts reported in the condensed consolidated balance sheets for cash equivalents, trade receivables, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term nature of these financial instruments. Notes receivable, notes payable and notes payable, related party approximate fair value due to the market interest rate charged.

Earnings Per Share

Basic earnings per share of our common stock, par value $0.01 per share (our “Common Stock”), is computed by dividing net earnings available to holders of the Company’s Common Stock by the weighted average number of shares of Common Stock outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts requiring the Company to issue Common Stock were exercised or converted into Common Stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants outstanding determined using the treasury stock method.

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to ECHG only and not the entire Company. ECHG has its own, separate financial information to perform goodwill impairment testing at least annually or if events indicate that those assets may be impaired. As a result of the current market and economic conditions related to COVID-19, in accordance with step 1 of the guidelines set forth in Accounting Standards Codification (“ASC”) 350-20-35-3A, the Company concluded there were no impairments of goodwill that resulted from triggering events due to COVID-19 as of March 31, 2021. The Company will continue to evaluate goodwill for the ECHG segment. For tax purposes, goodwill is amortized and deductible over fifteen years.

ECHG goodwill was allocated in connection with the acquisition (the “Echo Transaction”) of the assets now held by Echo and ITAD USA (the “Echo Entities”) on May 20, 2019. There has been no additions, acquisition adjustments or impairment charges to goodwill since the allocation on May 20, 2019. As of March 31, 2021 and 2020, goodwill was $1,367,109.

Recent Accounting Pronouncements

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

NOTE 4 — INVENTORIES

A summary of inventories is as follows:
	March 31,	December 31,
	2021	2020
DGSE
Resale	$9,184,314	$8,971,815
Recycle	87,907	191,677

Subtotal	9,272,221	9,163,492

ECHG
Resale	1,962,929	557,959
Recycle	395,233	285,446

Subtotal	2,358,162	843,405

	$11,630,383	$10,006,897

      NOTE 5 — NOTES RECEIVABLE

ECHG, LLC, entered into an agreement with CExchange, LLC on February 15, 2020, to lend $1,500,000 bearing interest at eight and one-half percent (8.5%) with interest only payments due quarterly. The loan matures on February 20, 2023. The parties also agreed to warrant and call-option agreements to acquire all of CExchange’s equity interests. On November 7, 2020, the Company entered into an amended agreement, to increase the loan from $1,500,000 to $2,100,000. CExchange is the leader in retail trade-in services, providing in-store and online solutions for most of the major consumer electronics retailers in the United States. CExchange helps retailers provide in-store trade-in programs designed to allow customers to exchange their old technology for cash in minutes. This fits well with ECHG’s core business of refurbishing and reusing cell telephones. There is no assurance that the Company will exercise its warrant or call option.

ECHG entered into an agreement with Committed Agency, LLC (“Committed Agency”) on February 4, 2021, pursuant to which it agreed (the “CA Facility Agreement”) to provide Committed Agency a line-of-credit not to exceed $1,000,000 (the “CA Facility”). Committed Agency intends to, directly or indirectly, sell or dispose of electronic devices previously owned by major electronic carriers. In addition to the CA Facility Agreement, ECHG has contracted with Committed Agency beginning February 4, 2021 to exclusively facilitate their sales through the Company’s warehousing and cleaning of electronic devices, wiping of existing data, and inspecting, packaging and shipping of devises to purchasers, in exchange ECHG will receive a per unit service fee (the “CA Service Agreement”). The CA Service Agreement will terminate no later than July 30, 2021. Under the terms of the agreement, the borrower cannot borrow any additional funds, under this facility, after May 31, 2021. Committed Agency is required to pay back any principal and accrued interest no later than 60 days after withdrawing funds. Amount borrowed under the CA Facility bears an interest rate of 6% per annum. Principal and accrued interest are due and payable no later than 60 days after such advance and the CA Facility has a current maturity of July 30, 2021. As of March 31, 2021, Committed Agency has drawn $123,472 on the CA Facility.

NOTE 6 — PROPERTY AND EQUIPMENT

 Property and equipment consist of the following:

	March 31,	December 31,
	2021	2020
DGSE
Land	$720,786	$720,786
Building and improvements	1,331,887	1,317,906
Leasehold improvements	1,450,695	1,435,742
Machinery and equipment	1,056,315	1,056,315
Furniture and fixtures	511,247	504,430
Vehicles	22,859	22,859
	5,093,789	5,058,038
Less: accumulated depreciation	(2,126,518)	(2,054,294)

Sub-Total	2,967,271	3,003,744

ECHG
Building and improvements	81,149	81,149
Machinery and equipment	375,686	220,417
Furniture and fixtures	93,827	93,827
	550,662	395,393
Less: accumulated depreciation	(87,150)	(71,058)

Sub-Total	463,512	324,335

Envela
Land	1,106,664	1,106,664
Building and improvements	2,456,324	2,456,324
Machinery and equipment	14,951	5,407

	3,577,939	3,568,395
Less: accumulated depreciation	(24,069)	(7,873)

Sub-Total	3,553,870	3,560,522

	$6,984,653	$6,888,601

NOTE 7 — INTANGIBLE ASSETS

   Intangible assets consist of the following:

	March 31,	December 31,
	2021	2020
DGSE
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(220,002)	(203,502)

Subtotal	151,350	167,850

ECHG
Trademarks	1,483,000	1,483,000
Customer Contracts	1,873,000	1,873,000
	3,356,000	3,356,000
Less: accumulated amortization	(615,277)	(531,377)

Subtotal	2,740,723	2,824,623

	$2,892,073	$2,992,473

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2021:

	DGSE	ECHG	Total

2021 (excluding the three months ending March 31, 2021)	$49,500	$251,700	$301,200
2022	66,000	335,600	401,600
2023	30,350	335,600	365,950
2024	5,500	335,600	341,100
2025	-	335,600	335,600
Thereafter	-	1,146,623	1,146,623

	$151,350	$2,740,723	$2,892,073

    NOTE 8 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
DGSE
Accrued interest	$9,250	$10,057
Board member fees	-	7,500
Payroll	126,596	155,635
Property taxes	66,831	26,435
Sales tax	53,427	180,609
Other administrative expenss	9,488	13,525

Subtotal	265,592	393,761

ECHG
Accrued interest	16,955	17,086
Payroll	224,666	119,327
Property tax	20,500	20,500
Other accrued expenses	38,472	10,574

Subtotal	300,593	167,487

Envela
Accrued interest	7,811	7,884
Payroll	52,802	10,745
Professional fees	144,889	142,635
Property Tax	24,900	-
Other administrative expenses	11,423	8,433
State income tax	114,149	113,379

Subtotal	355,974	283,076

	$922,159	$844,324

NOTE 9 — SEGMENT INFORMATION

We determine our business segments based upon an internal reporting structure. Our financial performance is based on the following segments: DGSE and ECHG.

The DGSE segment includes Dallas Gold & Silver Exchange, which has five retail stores in the Dallas/Fort Worth Metroplex, and Charleston Gold & Diamond Exchange, which has one retail store in Mt. Pleasant, South Carolina.

The ECHG segment includes Echo, ITAD USA and Teladvance. These three companies were added during 2019 and are involved in recycling and the reuse of electronic components.

We allocate a portion of certain corporate costs and expenses, including information technology as well as rental income and expenses relating to our new corporate headquarters, to our business segments. These income and expenses are included in selling, general and administrative expenses, depreciation and amortization, other income, interest expense and income tax expense. Our management team evaluates each segment and makes decisions about the allocation of resources according to each segment’s profit. Allocation amounts are generally agreed upon by management and may differ from arms-length allocations.

The following separates DGSE and ECHG’s financial results of operations for the three months ending March 31, 2021 and 2020:

	For The Three Months Ended March 31,
	2021			2020
	DGSE	ECHG	Consolidated	DGSE	ECHG	Consolidated

Revenue:
Sales	$18,914,501	$6,575,940	$25,490,441	$20,363,584	$5,465,559	$25,829,143
Cost of goods sold	16,106,866	3,079,311	19,186,177	17,999,402	2,528,461	20,527,863

Gross profit	2,807,635	3,496,629	6,304,264	2,364,182	2,937,098	5,301,280

Expenses:
Selling, general and administrative expenses	1,782,437	2,370,792	4,153,229	1,873,006	1,952,194	3,825,200
Depreciation and amortization	96,822	108,090	204,912	77,041	102,688	179,729

	1,879,259	2,478,882	4,358,141	1,950,047	2,054,882	4,004,929

Operating income	928,376	1,017,747	1,946,123	414,135	882,216	1,296,351

Other income/expense:
Other income	111,731	160,210	271,941	27,368	14,322	41,690
Interest expense	68,485	110,537	179,022	44,793	100,522	145,315

Income before income taxes	971,622	1,067,420	2,039,042	396,710	796,016	1,192,726

Income tax expense	13,705	17,065	30,770	8,285	10,292	18,577

Net income	$957,917	$1,050,355	$2,008,272	$388,425	$785,724	$1,174,149

NOTE 10 — REVENUE RECOGNITION

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

The following disaggregation of total revenue is listed by sales category and segment for the three months ended March 31, 2021 and 2020:

CONSOLIDATED	Three Months Ended March 31,
	2021			2020
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$17,320,641	$2,457,144	14.2%	$18,541,897	$2,047,433	11.0%
Recycled	1,593,860	350,491	22.0%	1,821,687	316,749	17.4%

Subtotal	18,914,501	2,807,635	14.8%	20,363,584	2,364,182	11.6%

ECHG
Resale	4,740,992	2,612,184	55.1%	3,526,228	1,420,176	40.3%
Recycled	1,834,948	884,445	48.2%	1,939,331	1,516,922	78.2%

Subtotal	6,575,940	3,496,629	53.2%	5,465,559	2,937,098	53.7%

	$25,490,441	$6,304,264	24.7%	$25,829,143	$5,301,280	20.5%

DGSE’s over-the-counter sales with the retail public and wholesale dealers are recognized when merchandise is delivered, and payment has been made either by immediate payment or through a receivable obligation at one of our retail locations. We also recognize revenue upon the shipment of goods when retail and wholesale customers have fulfilled their obligation to pay, or promise to pay through e-commerce or phone sales. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. Crafted-precious-metal items at the end of their useful lives are sold to a refiner. Since the local refiner is located in the Dallas/Fort Worth area, we deliver the metal to the refiner. The metal is melted and assayed, price is determined from the assay and payment is made usually in a day or two. Revenue is recognized from the sale once the payment is received.

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

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to sales based on historical returns and reduced our reported revenues and cost of sales accordingly. Our return allowance as of March 31, 2021 and March 31, 2020 remained the same for both periods, at approximately $28,000.

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

Some of ECHG’s customers are on payment terms, and although low risk, occasionally the need arises to record an allowance for receivables that are deemed high risk to collect. We have established an allowance for estimated uncollectable receivables related to sales based on historical collections. Our allowance as of March 31, 2021 and 2020 was $6,249 and $0, respectively.

 NOTE 11 — LEASES

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

The Company has six operating leases—five in the Dallas/Fort Worth Metroplex and one in Charleston, South Carolina. The lease for DGSE’s flagship-store at 13022 Preston Road, Dallas, Texas will expire October 31, 2021, with no current renewal options. This location is under review as to whether to pursue a lease renewal. The lease for DGSE’s Grand Prairie, Texas location expires June 30, 2022, and has no current renewal options. The lease for DGSE’s Mt Pleasant, South Carolina location expires April 30, 2025, with no additional renewal options. The lease for DGSE’s Euless, Texas location expires June 30, 2025, with an option for an additional five years. ECHG’s Echo Environmental, located on W. Belt Line Road, in Carrollton, Texas, renewed their lease starting January 1, 2021 for 61 months, expiring January 31, 2026. Echo Environmental sublet a portion of the building through December 31, 2020. The subletting company has subsequently vacated the premises and plans are being made to transfer ITAD USA’s operations to share the building with Echo Environmental. ECHG’s lease for ITAD USA’s location on McKenzie Drive in Carrollton, Texas expires July 31, 2021 and the lease will not be pursued for renewal. All of the Company’s six leases are triple net, for which it pays its proportionate share of common area maintenance, property taxes and property insurance. Leasing costs for the three months ended March 31, 2021 and 2020 was $449,486 and $306,537, respectively, comprised of a combination of minimum lease payments and variable lease costs.

As of March 31, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.4 years and 5.5%, respectively. For the three months ending March 31, 2021 and 2020, the Company’s cash paid for operating lease liabilities was $501,907 and $335,227 respectively.

Future annual minimum lease payments as of March 31, 2021:

Operating Leases
DGSE
2021 (excluding the three months ending March 31, 2021)	$348,556
2022	235,674
2023	212,854
2024	213,884
2025	64,087
2026 and thereafter	-

Total minimum lease payments	1,075,055
Less imputed interest	(94,456)

DGSE Subtotal	980,599

ECHG
2021 (excluding the three months ending March 31, 2021)	632,048
2022	784,599
2023	806,175
2024	828,345
2025	851,125
2026 and thereafter	72,878

Total minimum lease payments	3,975,170
Less imputed interest	(411,181)

ECHG Subtotal	3,563,989

Total	4,544,588

Less current portion	(1,054,599)

Long-term operating lease liability	$3,489,989

NOTE 12 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted weighted average common shares for the three months ended March 31, 2021 and 2020 is as follows:

	For the Three Months Ended
	March 31,
	2021	2020

Basic weighted average shares	26,924,631	26,924,381
Effect of potential dilutive securities	15,000	15,250
Diluted weighted average shares	26,939,631	26,939,631

For the three months ended March 31, 2021 and 2020, there were 15,000 and 15,250 common stock options, warrants, and Restricted Stock Units (RSUs) unexercised, respectively. For the three months ended March 31, 2021 and 2020, there were no anti-dilutive shares.

NOTE 13 — LONG-TERM DEBT

Long-term debt consists of the following:

	Outstanding Balance
	March 31,	December 31,	Current
	2021	2020	Interest Rate	Maturity
DGSE
Note payable, related party (1)	$2,841,626	$2,863,715	6.00%	May 16, 2024
Note payable, Truist Bank (2)	934,165	942,652	3.65%	July 9, 2030
Note payable, Texas Bank & Trust (3)	487,414	491,852	3.75%	September 14, 2025

DGSE Sub-Total	4,263,205	4,298,219

ECHG
Note payable, related party (1)	6,446,363	6,496,127	6.00%	May 16, 2024

Envela
Note payable, Texas Bank & Trust (4)	2,924,065	2,951,379	3.25%	Novemeber 4, 2025
Note payable (5)	1,668,200	1,668,200	1.00%	April 20, 2025

Envela Sub-Total	4,592,265	4,619,579

Sub-Total	15,301,833	15,413,925

Current portion	2,136,554	2,120,457

	$13,165,279	$13,293,468

(1) On May 20, 2019, in connection with the Echo Transaction the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board of Directors of the Company (the “Board”), pursuant to which Mr. Loftus made two loans (the “Related Party Loans”) to the Company. ECHG executed a 5-year, $6,925,979 note for the Echo Transaction, amortized over 20 years at a 6% annual interest rate. DGSE executed a 5-year, $3,074,021 note to pay off the accounts payable – related party balance to a related person to the Company, as that term is defined in the instructions to item 404(a) of Regulation S-K, promulgated under the Securities Act (each such person, a “Related Party”). Such person was no longer a Related Party as of May 20, 2019. That promissory note is also amortized over 20 years at a 6% annual interest rate. On January 1, 2020, revisions were made on the original documents for both DGSE and ECHG notes. Originally, the DGSE note stated that the monthly interest and principal payment due was $41,866 and the ECHG note stated that the monthly interest and principal payment due was $94,327. The revised interest and principal payment due monthly on the note for DGSE is $22,203. The revised interest and principal payment due monthly on the note for ECHG is $49,646. The allocation between short-term and long-term notes payable, related party was revised accordingly starting with the three months ending March 31, 2020.

(2) On July 9, 2020, DGSE closed the purchase of a new retail building located at 610 E. Round Grove Road in Lewisville, Texas for $1.195 million. The purchase was partly financed through a $956,000, 10 year loan (the “Truist Lewisville Loan”), bearing an annual interest rate of 3.65%, amortized over 20 years, payable to Truist Bank (f/k/a BB&T Bank). The note has monthly interest and principal payments of $5,645.

(3) On September 14, 2020, 1106 NWH Holdings, LLC, a wholly owned subsidiary of DGSE, closed on the purchase of a new retail building located at 1106 W. Northwest Highway in Grapevine, Texas for $620,000. The purchase was partly financed through a $496,000, 5 year loan (the “ TB&T Grapevine Loan”), bearing an annual interest rate of 3.75%, amortized over 20 years, payable to Texas Bank & Trust. The note has monthly interest and principal payments of $2,941.

(4) On November 4, 2020, 1901 Gateway Holdings, LLC, a wholly owned subsidiary of the Company, closed on the purchase of a new office building located at 1901 Gateway Drive, Irving, Texas for $3.521 million. The building was partially financed through a $2.96 million, 5 year loan (the “TB&T Irving Loan”), bearing an interest rate of 3.25%, amortized over 20 years, payable to Texas Bank & Trust. The note has monthly interest and principal payments of $16,792.

(5) The Company applied for and received, on April 20, 2020, approximately $1.67 million, 1% interest, federally backed loan intended to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic (the “Federal Loan”), with Truist Bank (f/k/a BB&T Bank) as lender. The Federal Loan is forgivable to the extent that certain criteria are met. We have applied to the Small Business Administration for the forgiveness of the Federal Loan during the fourth quarter ending December 31, 2020. We are waiting for the final approval from the Small Business Administration. We are classifying the loan as short-term.

Future scheduled principal payments of our notes payable and notes payable, related party, as of March 31, 2021 are as follows:

Note payable, related party - DGSE

Year Ending December 31,	Amount

2021 (excluding the three months ended March 31, 2021)	$71,163
2022	100,803
2023	107,020
2024	2,562,640

Subtotal	$2,841,626

Note payable, Truist Bank - DGSE

Year Ending December 31,	Amount

2021 (excluding the three months ended March 31, 2021)	$25,066
2022	34,682
2023	35,988
2024	37,342
2025	38,748
Thereafter	762,339

Subtotal	$934,165

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2021 (excluding the three months ended March 31, 2021)	$12,859
2022	17,803
2023	18,482
2024	19,187
2025	419,083

Subtotal	$487,414

Note payable, related party - ECHG

Year Ending December 31,	Amount

2021 (excluding the three months ended March 31, 2021)	$158,544
2022	224,612
2023	238,465
2024	5,824,742

Subtotal	$6,446,363

Note payable, Texas Bank & Trust - Envela

Year Ending December 31,	Amount

2021 (excluding the three months ended March 31, 2021)	$79,357
2022	108,919
2023	112,582
2024	116,368
2025	2,506,839

Subtotal	$2,924,065

Note payable - Envela Corporation

Year Ending December 31,	Amount

2021	$1,668,200

Subtotal	$1,668,200

$15,301,833

NOTE 14 — STOCK-BASED COMPENSATION

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

There was no stock-based compensation expense for the three months ended March 31, 2021 and March 31, 2020.

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (each such person a Related Party”). Under this policy, all Related Party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with the Company’s best interests and the best interests of its stockholders. Among other factors, the Company’s Board considers the size and duration of the transaction, the nature and interest of the of the Related Party in the transaction, whether the transaction may involve a conflict of interest, and if the transaction is on terms that are at least as favorable to the Company as would be available in a comparable transaction with an unaffiliated third party. The Company’s Board reviews all Related Party transactions at least annually to determine if it is in the best interest of the Company and the Company’s stockholders to continue, modify, or terminate any of the Related Party transactions. Envela’s Related Person Transaction Policy is available for review in its entirety under the “Investors” menu of the Company’s corporate relations website at www.envela.com.

On May 20, 2019, the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. ECHG executed a 5-year, $6,925,979 note in connection with the Echo Transaction, amortized over 20 years at a 6% annual interest rate. DGSE executed a 5-year, $3,074,021 note to pay off the accounts payable – related party balance to a former Related Party as of May 20, 2019. That promissory note is also amortized over 20 years at a 6% annual interest rate. Both notes are being serviced by operational cash flow. For the three months ended March 31, 2021 and 2020, the Company paid Mr. Loftus $143,189 and $145,315, respectively, in interest on the Company’s outstanding notes payable, related party.

 NOTE 16 — SUBSEQUENT EVENTS

The coronavirus disease 2019 (COVID-19) pandemic has adversely affected global economic business conditions. Future sales on products like ours could decline due to increased commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted, nor can the timing of the development and distribution of an effective vaccine or treatments for COVID-19 or potentially divergent strains.

ECHG, LLC, entered into a second agreement with CExchange, LLC on April 14, 2020, to lend $300,000 bearing interest at four percent (4.0%) per annum. Principal and unpaid accrued interest are due and payable on the earliest of (i) the date the borrower receives Employee Retention Credit or other pandemic related relief funds, or (ii) demand by holder.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the ”Company” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2020 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

DGSE Precious Metals Pricing and Business Impact

DGSE’s business, similar to the jewelry industry overall, is affected by fluctuations in precious-metals pricing. Such fluctuations, particularly with respect to gold which accounts for a majority of DGSE’s merchandise costs, can have significant impact on its earnings and cash availability. Precious metals pricing rises and falls based upon global supply and demand dynamics. Gold prices surged during the beginnings of the COVID-19 pandemic, starting at $1,523 an ounce, as determined by the London AM Fix on January 1, 2020, and rose strongly during the first half of 2020 peaking at $2,060 an ounce during August. However, gold prices dipped from the peak to close at $1,891 an ounce, as determined by the London PM Fix on December 31, 2020, registering a 24% increase during fiscal year 2020. Gold prices dipped further during the quarter ended March 31, 2021 to $1,691 an ounce, as determined by the London PM Fix on March 31, 2021, registering an 11% decline during the quarter.

From an article by Carla Mozee, dated February 17, 2021, on Businessinsider.com, “gold prices have been weighed down by weaker physical demand for the precious metal and a “lack of interest” from investors, according to Bank of America, which also said prices could still push above $2,000 an ounce this year.

When prices rise for gold or other precious metals, DGSE has observed that individual sellers tend to be more likely to sell their unwanted crafted-precious-metal items and at the same time retail customers tend to buy bullion and other gold products so as not to miss out on potential market gains. When prices decline for gold or other precious metals, DGSE has observed that individual buyers tend to buy due to the decrease in gold prices. The Company attributes the dip in quarter over quarter DGSE sales to decreasing or unstable gold prices. While the precious-metals industry has slowed, our focus will be to grow our jewelry, diamond and fine watch business, as well as maintain our business of purchasing crafted-precious-metal items, a diversified strategy which we believe will continue to grow and be a profit engine in the future.

In addition, DGSE depends on purchasing products and materials from secondary markets. We are reliant on our ability to obtain an adequate supply of products and material at prices or other terms acceptable to it.

The pandemic, economic downturn, and civil unrest, seem to have been affecting the recommerce business in unpredictable ways; there are fewer customers raising money by selling items. This is the opposite of what one might expect when a record number of people are unemployed. Government stimulus checks, eviction moratoriums and forbearances on mortgages and student loans may by contributing to this effect. To date, this drop has been offset by other areas of our business. This diversity, combined with DGSE’s continued focus on disciplined operations, makes us optimistic for DGSE’s future success.

For additional information regarding DGSE, see “Item 1. Business—Operating Segments—DGSE Segment” in the Company’s 2020 Annual Report.

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

Like DGSE, ECHG’s recycling business is affected by precious and other non-ferrous metal prices, which fluctuate based upon global supply-and-demand dynamics, among other things, with the greatest impact relating to gold. Recent fluctuations in gold prices are discussed above.

Also like DGSE, ECHG depends on purchasing products and material from secondary markets and is reliant on its ability to obtain an adequate supply of products and material at prices and other items acceptable to it. As the country is heading back to offices, schools and government buildings from the loosening of restrictions of the COVID-19 pandemic, we are seeing an increase in recycled electronic materials being released for recycling or disposal.

For additional information regarding DGSE, see “Item 1. Business—Operating Segments—ECHG Segment.” In the Company’s 2020 Annual Report.

The COVID-19 pandemic has adversely affected global economic business conditions. We took steps during 2020 to have as many employees work from home as possible. We also followed governmental directives to wear masks and adopt the social distance guidelines where possible. The duration of this pandemic and the impact, either direct or indirect cannot be predicted. The Company believed additional liquidity was necessary to support ongoing operations during this period of uncertainty. We applied for and received approximately $1.67 million, 1% interest, federally backed loan to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic (the “Federal Loan”). The loan is forgivable to the extent that certain criteria are met. We have applied for forgiveness and that forgiveness application is currently under review by the Small Business Administration as of March 31, 2021.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies, see Note 3 to the interim condensed consolidated financial statements included herein.

Results of Operations

General

The following disaggregation of total revenue is listed by sales category and segment for the three months ended March 31, 2021 and 2020:

CONSOLIDATED	Three Months Ended March 31,
	2021			2020
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$17,320,641	$2,457,144	14.2%	$18,541,897	$2,047,433	11.0%
Recycled	1,593,860	350,491	22.0%	1,821,687	316,749	17.4%

Subtotal	18,914,501	2,807,635	14.8%	20,363,584	2,364,182	11.6%

ECHG
Resale	4,740,992	2,612,184	55.1%	3,526,228	1,420,176	40.3%
Recycled	1,834,948	884,445	48.2%	1,939,331	1,516,922	78.2%

Subtotal	6,575,940	3,496,629	53.2%	5,465,559	2,937,098	53.7%

	$25,490,441	$6,304,264	24.7%	$25,829,143	$5,301,280	20.5%

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

Revenue. Revenue related to DGSE’s continuing operations decreased by $1,449,083, or 7%, during the three months ended March 31, 2021, to $18,914,501, as compared to $20,363,584 during the same period in 2020. Resale revenue, such as bullion, jewelry, watches and rare coins, decreased by $1,221,256, or 7%, during the three months ended March 31, 2021, to $17,320,641 as compared to $18,541,897 during the same period in 2020. Recycled-material sales decreased 13% to $1,593,860 for the three months ended March 31, 2021, as compared to $1,821,687 for the three months ended March 31, 2020. Revenue decreased for resale items for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is primarily due to our effort to increase margins. The decrease in recycled-materials revenue is primarily due to less inventory of recycled scrap to sell due to more scrap being turned into resale inventory.

Revenue related to ECHG’s continuing operations for the three months ended March 31, 2021 increased by $1,110,381, or 20%, to $6,575,940, as compared to $5,465,559 during the same period in 2020. Resale revenue increased by $1,214,764, or 34%, to $4,740,992, for the three months ended March 31, 2021, as compared to $3,526,228 during the three months ended March 31, 2020. Recycled sales decreased by $104,383 or 5%, to $1,834,948 for the three months ended March 31, 2021, as compared to $1,939,331 for the three months ended March 31, 2020. Revenue increased for resale items for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is primarily due to the increased line of products for the ECHG companies. The decrease in recycled-materials revenue is primarily due to the continuing lag of electronic waste being released as the country is working its way through the pandemic.

The Company has no layoffs to-date or terminations due to the pandemic, we continue to exercise the safety protocols established by the Company at the start of the pandemic. The Company continues to operate at full strength and will take measures to keep our employees safe where possible.

Gross Profit. Gross profit related to DGSE’s operations for the three months ended March 31, 2021, increased by $443,453, or 19%, to $2,807,635 as compared to $2,364,182 during the same period in 2020. Resale gross profit increased by $409,711, or 20%, to $2,457,144 for the three month ended March 31, 2021, as compared to $2,047,433 during the three months ended March 31, 2020. Recycled gross profit increased by $33,742, or 11%, to $350,491 for the three month ended March 31, 2021, as compared to $316,749 during the three months ended March 31, 2020. The increase in resale gross profit was due primarily to the increased gross-margin percent of resale items for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Although there was a decrease in revenue for the resale items, there was a higher gross-margin percentages due to DGSE’s on-going effort to raise gross profit.

Gross profit related to ECHG for the three months ended March 31, 2021, increased by $559,531, or 19%, to $3,496,629 as compared to $2,937,098 during the same period in 2020. Gross profit for resale revenue for the three months ended March 31, 2021 increased by $1,192,008, or 84% to $2,612,184, as compared to $1,420,176 during the same period in 2020. Gross profit for recycled sales for the three months ended March 31, 2021, decreased $632,477, or 42% to $884,445, as compared to $1,516,922, during the same period in 2020. The gross profit increase for the resale revenue for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 is primarily due to the increased sales of 34% and increased gross-margin percentages. The gross profit decrease for the recycled revenue for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is primarily due to the gross profit margin percentage decrease from 78.2% for the three months ended March 31, 2020, as compared to the gross profit margin percentage of 48.2% for the three months ended March 31, 2021.

Selling, General and Administrative Expenses. For the three months ended March 31, 2021, SG&A expenses for DGSE decreased by $90,569, or 5%, to $1,782,437, as compared to $1,873,006 during the same period in 2020. The decrease in SG&A was primarily due to an ongoing effort to reduce expenses across DGSE and corporately.

For the three months ended March 31, 2021, SG&A expenses for ECHG increased by $418,598 or 21%, to $2,370,792, as compared to $1,952,194 during the same period in 2020. The increase in SG&A was primarily due to the loss of rent received from sublet tenant of $95,000 that was netted against rent during the three months ended March 31, 2020, an increase of wages of approximately $100,000 for ECHG and corporately and general expenses of approximately $200,000 to prepare the Company for increased business.

Depreciation and Amortization. For the three months ended March 31, 2021, depreciation and amortization expense for DGSE was $96,822, compared to $77,041 for the same period in 2020, an increase of $19,781, or 26%. The increase of $19,781 from the three months ending March 31, 2021 compared to the three months ending March 31, 2020 is primarily due to adding the new buildings placed in service during the fourth quarter of the fiscal year ended December 31, 2020.

For the three months ended March 31, 2021, depreciation and amortization expense for ECHG was $108,090, compared to $102,688 for the same period in 2020, an increase of $5,402, or 5%. The increase of $5,402 from the three months ending March 31, 2021 compared to the three months ending March 31, 2020, is primarily due to adding the one-half of the depreciation of the Company’s new office building, split between the two business segments. The building was placed in service during the fourth quarter of the fiscal year ended December 31, 2020.

Other Income. For the three months ended March 31, 2021, other income for DGSE was $111,731, an increase of $84,363 or 308%, compared to $27,368 during the same period in 2020. The increase was primarily due to rental income of approximately $110,000 allocated from the corporate headquarters during the quarter ended March 31, 2021.

For the three months ended March 31, 2021, other income for ECHG was $160,210, an increase of $145,888 or 1,019%, compared to $14,322 during the same period in 2020. The increase was primarily due to rental income of approximately $110,000 allocated from the corporate headquarters and $44,603 of interest income from the CExchange note receivable.

Interest Expense. For the three months ended March 31, 2021, interest expense for DGSE was $68,485, an increase of $23,692 or 53%, compared to $44,793 during the same period in 2020. This increase was primarily the result of additional DGSE loans to finance recent real estate acquisitions, as discussed above.

For the three months ended March 31, 2021, interest expense for ECHG was $110,537, an increase of $10,015 or 10%, compared to $100,522 during the same period in 2020. This increase was primarily the result of an additional loan to finance the recent office building acquisition where the interest expensed is split between the two business segments.

Income Tax Expense. For the three months ended March 31, 2021, income tax expense was $30,770, an increase of $12,193, compared to $18,577 for the three months ended March 31, 2020. The effective income tax rate was 1.5% and 1.6% for the three months ended March 31, 2021 and 2020, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes, non-deductible expenses and changes in the valuation allowance in relation to the deferred tax asset for net operating loss carryforwards.

Net Income. We recorded a net income of $2,008,272 for the three months ended March 31, 2021, compared to a net income of $1,174,149 for the three months ended March 31, 2020, an increase in net income of $834,123, which is due primarily to an increase in gross profit of approximately $1.0 million.

Earnings Per Share. For the three months ended March 31, 2021, our net income per basic and diluted shares attributable to holders of our Common Stock was $0.07, compared to $0.04 per basic and diluted shares for the three months ended March 31, 2020. This increase is again due primarily to an increase in the gross profit margin between the periods.

Liquidity and Capital Resources

During the three months ended March 31, 2021, cash used in operations totaled 384,912, and during the three months ended March 31, 2020 cash provided by operations totaled $1,031,715, a decrease of $1,416,627. Cash used in operations for the three months ended March 31, 2021 was driven largely by the increase in inventories of $1,623,485, an increase of prepaid expenses of $576,578, an increase in trade receivables of $344,103, a reduction of accounts payable and accrued expenses of $240,410 and the increase in other assets of $100,000, offset by an increase in customer deposits and other liabilities of $260,615 and net income added to non-cash items of depreciation, amortization and bad debt expense of $2,219,433. Cash provided by operations for the three months ended March 31, 2020 was driven largely by a decrease in trade receivables of $525,519, the decrease in inventories of $111,931 and by the increase of net income added to non-cash items of depreciation and amortization of $1,353,878, offset by the reduction of accounts payable and accrued expenses of $647,804, an increase of prepaid expenses of $163,312 and a decrease in customer deposits and other liabilities of $118,710.

During the three months ended March 31, 2021 and 2020, cash used in investing activities totaled $324,035 and $1,529,046, respectively, a period-over-period decrease of $1,105,011. The use of cash in investing activities during the three months ended March 31, 2021 was primarily due to investing in notes receivable of $123,472, and purchasing property and equipment totaling $200,563. The use of cash in investing activities during the three months ended March 31, 2020 was primarily due to investing in a note receivable of $1,500,000 and the purchase of property and equipment totaling $29,046.

During the three months ended March 31, 2021 and 2020, cash used in financing totaled $112,092 and $69,404, respectively, a period-over-period increase of $42,688. Cash used in financing during the three months ended March 31, 2021 were payments made against the notes payable, related party of $71,853 and payments made against notes payable of $40,239. Cash used in financing during the three months ended March 31, 2020 represented payments made against the notes payable, related party of $69,404.

We expect our capital expenditures to total approximately $250,000 during the next twelve months. These expenditures will be driven by the purchase of equipment and build-out expenses for properties purchased by DGSE for retail locations, and the office building purchased by the Company for its corporate headquarters. As of March 31, 2021, there were no commitments for capital expenditures.

Our primary source of liquidity and capital resources currently consist of cash generated from our operating results and current borrowings, including the Related Party Loans, the Truist Lewisville Loan, the TB&T Grapevine Loan, the TB&T Irving Loan and the Federal Loan. For more information, see Note 14 to our interim condensed financial statements, which is incorporated into this item by reference. In addition, on May 17, 2019, the Company secured a twelve month line of credit from Texas Bank and Trust for up to $1,000,000 (the “TB&T Facility”). The TB&T Facility was renewed for an additional 24 months, for a maturity date of May 16, 2022, and the limit of the TB&T Facility was increased to $3,500,000 on May 17, 2020. We maintain the TB&T Facility to help fund cash shortfalls that we may have from time to time. We do not currently anticipate the need of those funds for operations.

From time to time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes we have enough capital resources to meet working capital requirements. In the event of significant growth in retail and wholesale jewelry sales and recycling demand, whether purchases or services, our demand for additional working capital will increase due to a related need to stock additional jewelry inventory, increases in wholesale accounts receivable and the purchasing of recycled material. Historically we have funded these activities through operations. If additional working capital is required, we will seek additional loans from individuals or from other commercial banks. If necessary, inventory levels may be adjusted in order to meet unforeseen working-capital requirements.

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

The Company leases certain of its facilities under operating leases. For more information on the minimum rental commitments under non-cancellable operating leases as of March 31, 2021, see Note 12 to our interim condensed consolidated financial statements.

Off-Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance of achieving their objectives, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

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

ITEM 1A.
RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the Company’s 2020 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On March 23, 2021, the Board approved Amended and Restated Bylaws that updates the 1992 Bylaws, including to reflect the Company’s current name.

ITEM 6. EXHIBITS

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Amended and Restated By-laws dated March 23, 2021	X
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVELA CORPORATION (Registrant)
Date: May 5, 2021	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2021		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)