Form 10-Q
period 2021-06-30
Envela Corp
filed 2021-08-05
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 26,924,631 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2021	2020	2021	2020
Revenue:
Sales	$33,724,006	$20,545,607	$59,214,447	$46,374,750
Cost of goods sold	26,596,116	16,074,349	45,782,293	36,602,212
Gross margin	7,127,890	4,471,258	13,432,154	9,772,538

Expenses:
Selling, General & Administrative Expenses	4,831,225	3,616,670	8,984,454	7,441,870
Depreciation and Amortization	216,219	179,706	421,131	359,435
Total operating expenses	5,047,444	3,796,376	9,405,585	7,801,305

Operating income	2,080,446	674,882	4,026,569	1,971,233
Other income, net	283,055	51,866	554,996	93,556
Interest expense	177,704	144,297	356,726	289,612

Income before income taxes	2,185,797	582,451	4,224,839	1,775,177
Income tax expense	32,685	16,277	63,455	34,854
Net income	$2,153,112	$566,174	$4,161,384	$1,740,323

Basic earnings per share:
Net income	$0.08	$0.02	$0.15	$0.06

Diluted earnings per share:
Net income	$0.08	$0.02	$0.15	$0.06

Weighted average shares outstanding:
Basic	26,924,631	26,924,381	26,924,631	26,924,381
Diluted	26,939,631	26,924,381	26,939,631	26,924,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,131,112	$9,218,036
Trade receivables, net of allowances	6,244,445	2,846,619
Notes receivable	1,254,958	-
Inventories	12,586,889	10,006,897
Current right-of-use assets from operating leases	962,907	1,157,077
Prepaid expenses	453,688	281,719

Total current assets	29,633,999	23,510,348
Notes receivable, less current portion	-	2,100,000
Property and equipment, net	7,183,559	6,888,601
Goodwill	3,258,586	1,367,109
Intangible assets, net	2,791,673	2,992,473
Operating lease right-of-use assets	3,124,608	3,522,923
Other long-term assets	343,680	197,638

Total assets	$46,336,105	$40,579,092

Liabilities and stockholders equity
Current liabilities:
Accounts payable-Trade	$3,612,320	$1,510,697
Notes payable, related party	315,672	307,032
Notes payable	1,832,646	1,813,425
Current operating lease liabilities	961,873	1,148,309
Accrued expenses	793,202	844,324
Customer deposits and other liabilities	770,236	428,976

Total current liabilities	8,285,949	6,052,763
Notes payable, related party, less current portion	8,899,383	9,052,810
Notes payable, less current portion	4,142,084	4,240,658
Long-term operating lease liabilities, less current portion	3,268,863	3,654,419

Total liabilities	24,596,279	23,000,650

Commitments and contingencies

Stockholders equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and outstanding	269,246	269,246
Additional paid-in capital	40,173,000	40,173,000
Accumulated deficit	(18,702,420)	(22,863,804)

Total stockholders equity	21,739,826	17,578,442

Total liabilities and stockholders equity	$46,336,105	$40,579,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2021	2020
	(Unaudited)	(Unaudited)
Operations
Net income	$4,161,384	$1,740,323
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, amortization, and other	421,131	359,435
Bad debt expense	6,249	-
Changes in operating assets and liabilities:
Trade receivables	(3,365,999)	140,228
Inventories	(2,579,991)	145,381
Prepaid expenses	(169,373)	(1,269,517)
Other assets	(146,042)	(95,695)
Accounts payable and accrued expenses	1,574,520	(831,398)
Operating leases	20,493	(16,782)
Customer deposits and other liabilities	341,260	369,511
Net cash provided by operations	263,632	541,486

Investing
Investment in note receivable	(654,958)	(1,500,000)
Purchase of property and equipment	(484,594)	(29,046)
Acquisition of CExchange assets and liabilities, net of cash acquired	13,136	-

Net cash used in investing	(1,126,416)	(1,529,046)

Financing
Payments on notes payable, related party	(144,787)	(138,683)
Payments on notes payable	(79,353)	-
Proceeds from Paycheck Protection Program Note	-	1,668,200

Net cash provided by (used in) financing	(224,140)	1,529,517

Net change in cash and cash equivalents	(1,086,924)	541,957
Cash and cash equivalents, beginning of period	9,218,036	4,510,660

Cash and cash equivalents, end of period	$8,131,112	$5,052,617

Supplemental Disclosures
Cash paid during the period for:
Interest	$359,253	$291,845
Income taxes	$56,900	$-

Non cash activites:
Acquisition of CExchange assets and liabilities	$1,555,892	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended June 30, 2020 and 2021

(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at March 31, 2020	26,924,381	$269,244	-	$-	$40,172,677	$(28,073,598)	$12,368,323

Net Income	-	-	-	-	-	566,174	566,174

Balances at June 30, 2020	26,924,381	$269,244	-	$-	$40,172,677	$(27,507,424)	$12,934,497

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at March 31, 2021	26,924,631	$269,246	-	$-	$40,173,000	$(20,855,532)	$19,586,714

Net Income	-	-	-	-	-	2,153,112	2,153,112

Balances at June 30, 2021	26,924,631	$269,246	-	$-	$40,173,000	$(18,702,420)	$21,739,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2020 and 2021

(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2019	26,924,381	$269,244	-	$-	$40,172,677	$(29,247,747)	$11,194,174

Net Income	-	-	-	-	-	1,740,323	1,740,323

Balances at June 30, 2020	26,924,381	$269,244	-	$-	$40,172,677	$(27,507,424)	$12,934,497

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2020	26,924,631	$269,246	-	$-	$40,173,000	$(22,863,804)	$17,578,442

Net Income	-	-	-	-	-	4,161,384	4,161,384

Balances at June 30, 2021	26,924,631	$269,246	-	$-	$40,173,000	$(18,702,420)	$21,739,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 23, 2021 (as amended, the “2020 Annual Report”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation. The information provided as of June 30, 2021 in these notes to the interim condensed consolidated financial statements is unaudited.

NOTE 2 — PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

Envela and its subsidiaries engage in diverse business activities within the recommerce sector. These activities include being one of the nation's premier authenticated recommerce retailers of luxury hard assets; providing end-of-life asset recycling and resale to businesses, organization and retail consumers; offering data destruction and IT asset management; and providing products, services and solutions to industrial and commercial companies. Envela operates primarily via two operating and reportable segments. Through DGSE, LLC (“DGSE”), it operates Dallas Gold & Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands. Through ECHG, LLC (“ECHG”), it operates Echo Environmental Holdings, LLC (“Echo”), ITAD USA Holdings, LLC (“ITAD USA”) and Teladvance, LLC (“Teladvance”). Envela is a Nevada corporation, headquartered in Irving, Texas.

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

ECHG owns and operates Echo, ITAD USA and Teladvance. ECHG, through its wholly owned holding company CEX Holdings, LLC (“CEX”), purchased substantially all the assets, together with certain liabilities which exceeded the purchased assets by $335,585, of CExchange LLC (“CExchange”) pursuant to an asset purchase agreement (the “CExchange Asset Purchase Agreement”) on June 9, 2021 (the “CExchange Transaction”) in exchange for forgiving $1,500,000 in debt plus accrued interest owed to ECHG. Following the CExchange Tranaction, the purchased assets and liabilities were then transferred and assigned to Teladvance. CExchange was a leader in electronics-trade-in services for retailers, providing in-store and online solutions for many of the major consumer electronics retailers in the United States. CExchange helped retailers provide in-store trade-in programs designed to allow retail consumers to exchange their old technology for cash in minutes. The Company believes the acquisition of CExchange’s business fits well with ECHG’s existing core business of refurbishing and reusing electronics, particularly cellular telephones.

Based on the terms of the purchase, ECHG has concluded the CExchange Transaction represents a business combination pursuant to Financial Accounting Standards Board (“FASB”). Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). ECHG has determined that the assets purchased and the liabilities assumed, through the CExchnage Transaction, have an approximate fair value due to the their short-term nature.

ECHG, through its subsidiaries, primarily buys electronic components from business and other organizations, such as school districts, for end-of-life recycling and resale, or to add life to electronic devices by data destruction and refurbishment for reuse. In addition, following the Cexchange Transaction, ECHG also conducts such recycling and resale at the retail level. Echo focuses on end-of-life electronics recycling and sustainability and ITAD USA provides IT equipment disposition, including compliance and data sanitization services. Teladvance operates as a value-added reseller by providing offerings and services to companies looking either to upgrade capabilities or dispose of equipment. Like DGSE, ECHG also maintains relationships with refiners or recyclers to which it sells valuable materials it extracts from electronics and IT equipment that are not appropriate for resale or reuse. ECHG’s customers are companies and organizations that are based domestically and internationally.

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

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to ECHG only and not the entire Company. ECHG has its own, separate financial information to perform goodwill impairment testing at least annually or if events indicate that those assets may be impaired. As a result of the current market and economic conditions related to COVID-19, in accordance with step 1 of the guidelines set forth in ASC 350-20-35-3A, the Company concluded there were no impairments of goodwill that resulted from triggering events due to COVID-19 as of June 30, 2021. The Company will continue to evaluate goodwill for the ECHG segment. For tax purposes, goodwill is amortized and deductible over fifteen years.

ECHG goodwill was allocated in connection with the two acquisitions (the “Echo Transaction”) of the assets now held by Echo and ITAD USA (the “Echo Entities”) on May 20, 2019 and the CExchange Transaction on June 9, 2021. There has been a preliminary addition to goodwill with the CExchange Transaction of $1,891,477. There have been no other adjustments or impairment charges to goodwill, other than the CExchange Transaction, since the allocation on May 20, 2019. As of June 30, 2021 and 2020, goodwill was $3,258,586 and $1,367,109, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued a new credit loss accounting standard ASU 2016-13. The new accounting standard introduces the current expected credit losses methodology for estimating allowances for credit losses which will be based on expected losses rather than incurred losses. We will be required to use a forward-looking expected credit loss methodology for accounts receivable, loans and other financial instruments. The standard will be adopted upon the effective date for us beginning January 1, 2023 by using a modified retrospective transition approach to align our credit loss methodology with the new standard. The Company is evaluating the financial statement implications of ASU 2016-13.

NOTE 4 — INVENTORIES

A summary of inventories is as follows:

	June 30,	December 31,
	2021	2020
DGSE
Resale	$9,700,829	$8,971,815
Recycle	-	191,677
Subtotal	9,700,829	9,163,492

ECHG
Resale	2,655,776	557,959
Recycle	230,284	285,446
Subtotal	2,886,060	843,405

	$12,586,889	$10,006,897

NOTE 5 — NOTES RECEIVABLE

ECHG entered into an agreement with CExchange on February 15, 2020, to lend $1,500,000 bearing interest at eight and one-half percent (8.5%) per annum with interest only payments due quarterly. The parties also agreed to warrant and call-option agreements to acquire all of CExchange’s equity interests upon the occurrence of certain events and on certain conditions.  On November 7, 2020, ECHG entered into an amended agreement to increase the loan from $1,500,000 to $2,100,000.  On April 14, 2021, ECHG entered into a second agreement with CExchange to lend an additional $300,000 bearing interest at four percent (4%) per annum to be repaid, principal and accrued interest, upon the occurrence of certain events or upon demand by ECHG. On June 9, 2021, ECHG, through CEX, exercised their rights under the warrant and call-option agreements and purchased substantially all of the assets and certain liabilities of CExchange in exchange for ECHG’s cancellation and forgiveness of $1,500,000 of the outstanding principal amount under the loan agreement originally dated February 15, 2020 and accrued and unpaid interest thereunder of $55,892. The remaining unpaid principal amount of $900,000, and accrued and unpaid interest under the loans, collectively, remain as notes receivable and accrued interest receivable. We expect to collect the remaining balance during the third or fourth fiscal quarters of 2021, and therefore ECHG is classifying the balance as a current asset.

ECHG entered into an agreement with Committed Agency, LLC (“Committed Agency”) on February 4, 2021, pursuant to which it agreed (the “CA Facility Agreement”) to provide Committed Agency a line-of-credit not to exceed $1,000,000 (the “CA Facility”). Committed Agency intends to, directly or indirectly, sell or dispose of electronic devices previously owned by major electronic carriers. In addition to the CA Facility Agreement, ECHG has contracted with Committed Agency beginning February 4, 2021 to exclusively facilitate their sales through the Company’s warehousing and cleaning of electronic devices, wiping of existing data, and inspecting, packaging and shipping of devices to purchasers, in exchange for which ECHG will receive a per unit service fee (the “CA Service Agreement”). The CA Service Agreement will terminate no later than July 30, 2021. Under the terms of the agreement, the borrower cannot borrow any additional funds, under this facility, after May 31, 2021. Committed Agency is required to pay back any principal and accrued interest no later than 60 days after withdrawing funds. Amounts borrowed under the CA Facility bears an interest rate of 6% per annum. Principal and accrued interest are due and payable no later than 60 days after such advance and the CA Facility has a current maturity of July 30, 2021. As of June 30, 2021, Committed Agency has drawn $354,958 on the CA Facility.

NOTE 6 — ACQUISITION

On June 9, 2021, ECHG, entered into the CExchange Asset Purchase Agreement with CExchange, pursuant to which the seller agreed to sell the assets and certain liabilities of CExchange for ECHG’s cancellation and forgiveness of $1,500,000 of the outstanding principal amount under the loan agreement between ECHG and CExchange originally dated February 15, 2020 and accrued and unpaid interest thereunder of $55,892. The remaining $900,000 principal owed to ECHG by CExchange is not a part of the purchase price listed below and is expected to be repaid with any accrued and unpaid interest during the third fiscal quarter of 2021.

As part of the CExchange Transaction, goodwill was preliminarily recorded as $1,891,477, which is the purchase price less the approximate fair value of the net assets purchased, as shown in the purchase price allocation in the following table. Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to the ECHG segment only and not the whole Company. ECHG has its own separate financial information to perform goodwill impairment testing. The Company will evaluate goodwill based on cash flows for the ECHG segment. For tax purposes, goodwill is amortized and deductible over fifteen (15) years.

The purchase price allocation listed below is considered to be a preliminary allocation and is subject to change.

The preliminary purchase price is allocated as follows:

Description	Amount

Assets
Cash	$13,136
Account receivables	93,970
Prepaids	2,594
Fixed assets - net	30,697

Liabilities
Account payables	(474,043)
Accrued liabilities	(1,939)

Net assets	(335,585)

Goodwill	1,891,477

Total Purchase Price	$1,555,892

NOTE 7 — GOODWILL

The changes in goodwill is as follows:

	June 30,	December 31,
	2021	2020

Opening balance	$1,367,109	$1,367,109
Additions (1)	1,891,477	-
Impairment adjustment	-	-

Goodwill	$3,258,586	$1,367,109

(1) Addition is in the connection with the CExchange Transaction on June 9, 2021.

NOTE 8 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30,	December 31,
	2021	2020
DGSE
Land	$720,786	$720,786
Building and improvements	1,331,887	1,317,906
Leasehold improvements	1,450,694	1,435,742
Machinery and equipment	1,056,315	1,056,315
Furniture and fixtures	526,249	504,430
Vehicles	22,859	22,859
	5,108,790	5,058,038
Less: accumulated depreciation	(2,199,287)	(2,054,294)
Sub-Total	2,909,503	3,003,744

ECHG
Building and improvements	74,162	81,149
Machinery and equipment	588,120	220,417
Furniture and fixtures	101,494	93,827
Vehicles	86,609	-
	850,385	395,393
Less: accumulated depreciation	(113,869)	(71,058)
Sub-Total	736,516	324,335

Envela
Land	1,106,664	1,106,664
Building and improvements	2,456,324	2,456,324
Machinery and equipment	14,951	5,407

	3,577,939	3,568,395
Less: accumulated depreciation	(40,399)	(7,873)
Sub-Total	3,537,540	3,560,522

	$7,183,559	$6,888,601

On July 30, 2021, DGSE closed the purchase of a new retail building located at 9166 Gaylord Parkway in Frisco, Texas for $2,215,500, pursuant to a purchase agreement entered into on May 6, 2021. The purchase was partly financed through a $1.772 million, 5 year loan, bearing an annual interest rate of 3.75%, amortized over 20 years, payable to Texas Bank and Trust. The note has monthly interest and principal payments of $10,507.

NOTE 9 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30,	December 31,
	2021	2020
DGSE
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(236,502)	(203,502)
Subtotal	134,850	167,850

ECHG
Trademarks	1,483,000	1,483,000
Customer Contracts	1,873,000	1,873,000
	3,356,000	3,356,000
Less: accumulated amortization	(699,177)	(531,377)
Subtotal	2,656,823	2,824,623

	$2,791,673	$2,992,473

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2021:

	DGSE	ECHG	Total

2021 (excluding the six months ending June 30, 2021)	$33,000	$167,800	$200,800
2022	66,000	335,600	401,600
2023	30,350	335,600	365,950
2024	5,500	335,600	341,100
2025	-	335,600	335,600
Thereafter	-	1,146,623	1,146,623
	$134,850	$2,656,823	$2,791,673

NOTE 10— ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
DGSE
Accrued interest	$10,291	$10,057
Board member fees	-	7,500
Payroll	78,132	155,635
Property taxes	117,032	26,435
Sales tax	63,376	180,609
Other administrative expenss	8,537	13,525
Subtotal	277,368	393,761

ECHG
Accrued interest	15,771	17,086
Payroll	134,780	119,327
Property tax	20,500	20,500
Other accrued expenses	67,418	10,574
Subtotal	238,469	167,487

Envela
Accrued interest	7,482	7,884
Payroll	23,495	10,745
Professional fees	112,654	142,635
Property Tax	43,800	-
Other administrative expenses	-	8,433
State income tax	89,934	113,379
Subtotal	277,365	283,076

	$793,202	$844,324

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

We allocate a portion of certain corporate costs and expenses, including information technology as well as rental income and expenses relating to our corporate headquarters, to our business segments. These income and expenses are included in selling, general and administrative (“SG&A”) expenses, depreciation and amortization, other income, interest expense and income tax expense. Our management team evaluates each segment and makes decisions about the allocation of resources according to each segment’s profit. Allocation amounts are generally agreed upon by management and may differ from arms-length allocations.

The following separates DGSE and ECHG’s financial results of operations for the three months ended June 30, 2021 and 2020:

	For The Three Months Ended June 30,
	2021			2020
	DGSE	ECHG	Consolidated	DGSE	ECHG	Consolidated

Revenue:
Sales	$23,012,324	$10,711,682	$33,724,006	$14,349,029	$6,196,578	$20,545,607
Cost of goods sold	19,915,328	6,680,788	26,596,116	12,734,264	3,340,085	16,074,349
Gross profit	3,096,996	4,030,894	7,127,890	1,614,765	2,856,493	4,471,258

Expenses:
Selling, general and administrative expenses	1,889,895	2,941,330	4,831,225	1,545,168	2,071,502	3,616,670
Depreciation and amortization	97,435	118,784	216,219	79,240	100,466	179,706
	1,987,330	3,060,114	5,047,444	1,624,408	2,171,968	3,796,376

Operating income (loss)	1,109,666	970,780	2,080,446	(9,643)	684,525	674,882

Other income/expense:
Other income, net	119,460	163,595	283,055	9,078	42,788	51,866
Interest expense	68,692	109,012	177,704	44,100	100,197	144,297

Income before income taxes	1,160,434	1,025,363	2,185,797	(44,665)	627,116	582,451

Income tax expense	14,185	18,500	32,685	4,262	12,015	16,277

Net income (loss)	$1,146,249	$1,006,863	$2,153,112	$(48,927)	$615,101	$566,174

The following separates DGSE’s and ECHG’s financial results of operations for the six months ended June 30, 2021 and 2020:

	For The Six Months Ended June 30,
	2021			2020
	DGSE	ECHG	Consolidated	DGSE	ECHG	Consolidated

Revenue:
Sales	$41,926,825	$17,287,622	$59,214,447	$34,712,613	$11,662,137	$46,374,750
Cost of goods sold	36,022,194	9,760,099	45,782,293	30,733,666	5,868,546	36,602,212
Gross profit	5,904,631	7,527,523	13,432,154	3,978,947	5,793,591	9,772,538

Expenses:
Selling, general and administrative expenses	3,672,332	5,312,122	8,984,454	3,418,174	4,023,696	7,441,870
Depreciation and amortization	194,257	226,874	421,131	156,281	203,154	359,435
	3,866,589	5,538,996	9,405,585	3,574,455	4,226,850	7,801,305

Operating income	2,038,042	1,988,527	4,026,569	404,492	1,566,741	1,971,233

Other income/expense:
Other income, net	231,191	323,805	554,996	36,446	57,110	93,556
Interest expense	137,177	219,549	356,726	88,893	200,719	289,612

Income before income taxes	2,132,056	2,092,783	4,224,839	352,045	1,423,132	1,775,177

Income tax expense	27,890	35,565	63,455	12,547	22,307	34,854

Net income	$2,104,166	$2,057,218	$4,161,384	$339,498	$1,400,825	$1,740,323

NOTE 12 — REVENUE RECOGNITION

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

The following disaggregation of total revenue is listed by sales category and segment for the three months ended June 30, 2021 and 2020:

CONSOLIDATED	Three Months Ended June 30,
	2021			2020
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$20,893,838	$2,678,640	12.8%	$13,421,969	$1,444,814	10.8%
Recycled	2,118,486	418,356	19.7%	927,060	169,951	18.3%

Subtotal	23,012,324	3,096,996	13.5%	14,349,029	1,614,765	11.3%

ECHG
Resale	8,595,910	3,019,685	35.1%	4,257,032	2,022,090	47.5%
Recycled	2,115,772	1,011,209	47.8%	1,939,546	834,403	43.0%

Subtotal	10,711,682	4,030,894	37.6%	6,196,578	2,856,493	46.1%

	$33,724,006	$7,127,890	21.1%	$20,545,607	$4,471,258	21.8%

The following disaggregation of total revenue is listed by sales category and segment for the six months ended June 30, 2021 and 2020:

CONSOLIDATED	Six Months Ended June 30,
	2021			2020
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$38,214,479	$5,135,784	13.4%	$31,963,866	$3,492,247	10.9%
Recycled	3,712,346	768,847	20.7%	2,748,747	486,700	17.7%

Subtotal	41,926,825	5,904,631	14.1%	34,712,613	3,978,947	11.5%

ECHG
Resale	13,336,902	5,631,869	42.2%	7,783,260	3,442,266	44.2%
Recycled	3,950,720	1,895,654	48.0%	3,878,877	2,351,325	60.6%

Subtotal	17,287,622	7,527,523	43.5%	11,662,137	5,793,591	49.7%

	$59,214,447	$13,432,154	22.7%	$46,374,750	$9,772,538	21.1%

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

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to sales based on historical returns and reduced our reported revenues and cost of sales accordingly. Our return allowance as of June 30, 2021 and 2020 remained the same for both periods, at approximately $28,000.

ECHG has several revenue streams and recognize revenue according to ASC 606 at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to the customer. The revenue streams are as follows.

•

Outright sales are recorded when product is shipped. Once the price is established and the terms are agreed to and the product is shipped, the revenue is recognized. The Echo Entities have fulfilled their performance obligation with an agreed upon transaction price, payment terms and shipping the product.

•

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

•

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

•

Echo also provides recycling services according to a Scope of Work and services are recognized when promised services are rendered. We have recycling services conducted at the Echo facility and another type of service is conducted at the client’s facility. The Scope of Work will determine the charges and whether it is completed on campus or off campus. Payment terms are also dictated in the Scope of Work.

Accounts Receivable: We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging. The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. DGSE had no allowance for doubtful accounts balance for the quarter ended June 30, 2021 and 2020. Some of ECHG’s customers are on payment terms, and although low risk, occasionally the need arises to record an allowance for receivables that are deemed high risk to collect. We have established an allowance for estimated uncollectable receivables related to sales based on historical collections. Our allowance as of June 30, 2021 and 2020 was $6,249 and $0, respectively.

Notes Receivable: The First Amendment to the original loan agreement between CExchange and ECHG, dated February 20, 2020, of which $600,000 remained outstanding as of June 30, 2021, is expected to be paid during the third or fourth fiscal quarters of 2021, and therefore ECHG is classifying the balance as a current asset. The second note of $300,000, dated April 14, 2021, is a demand payment note or if certain events happen is classified as a current asset. Amounts drawn under the CA Facility is listed as a current loan due to the CA Facility’s maturity of July 30, 2021. As of June 30, 2021, Committed Agency has drawn $354,958 on the CA Facility. We perform impairment evaluations on the note on December 31 of each year, or whenever business conditions or events indicate that the note receivable may be impaired. As of December 31, 2020, based on our evaluation, no impairment was required.

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

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during fiscal years ended December 31, 2021 and 2020.

NOTE 13 — LEASES

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

The Company has seven operating leases as of June 30, 2021—six in the Dallas/Fort Worth Metroplex and one in Charleston, South Carolina. The lease for DGSE’s flagship-store at 13022 Preston Road, Dallas, Texas will expire October 31, 2021, with no current renewal options. This location is under review as to whether to pursue a lease renewal. The lease for DGSE’s Grand Prairie, Texas location expires June 30, 2022, and has no current renewal options. The lease for DGSE’s Mt Pleasant, South Carolina location expires April 30, 2025, with no additional renewal options. The lease for DGSE’s Euless, Texas location expires June 30, 2025, with an option for an additional five years. ECHG’s Echo, located on W. Belt Line Road, in Carrollton, Texas, renewed their lease starting January 1, 2021 for 61 months, expiring January 31, 2026. ECHG’s lease for ITAD USA’s location on McKenzie Drive in Carrollton, Texas was in effect on June 30, 2021 but expired July 31, 2021. ITAD USA has recently moved its operations to the new CEX location on Realty Road in Carrollton Texas, the lease of which was assigned to CEX effective June 8, 2021 as part of the CExchange Transaction and under which ITAD USA is permitted to utilize the space. The lease expires December 31, 2021, and this location is under review as to whether to pursue a lease renewal. Pursuant to the assignment of the CExchange lease to CEX, the lease is considered short-term and therefore does not fall under the rules to be reported as a Right of Use asset. As such, it will be reported as an operating lease. All of the Company’s seven leases as of June 30, 2021 are triple net, for which it pays its proportionate share of common area maintenance, property taxes and property insurance. Leasing costs for the three months ended June 30, 2021 and 2020 were $588,896 and $342,740, respectively. Leasing costs for the six months ended June 30, 2021 and 2020 were $895,433 and $649,276, respectively, comprised of a combination of minimum lease payments and variable lease costs.

As of June 30, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.1 years and 5.5%, respectively. For the three months ended June 30, 2021 and 2020, the Company’s cash paid for operating lease liabilities was $588,026 and $327,608 respectively. For the six months ended June 30, 2021 and 2020, the Company’s cash paid for operating lease liabilities was $923,253 and $672,039, respectively.

Future annual minimum lease payments as of June 30, 2021:

Operating
Leases
DGSE
2021 (excluding the six months ending June 30, 2021)	$217,670
2022	235,677
2023	212,855
2024	213,855
2025	64,087
2026 and thereafter	-

Total minimum lease payments	944,144
Less imputed interest	(82,953)

DGSE Subtotal	861,191

ECHG
2021 (excluding the six months ending June 30, 2021)	398,386
2022	784,599
2023	806,175
2024	828,345
2025	851,125
2026 and thereafter	72,878

Total minimum lease payments	3,741,508
Less imputed interest	(371,963)

ECHG Subtotal	3,369,545

Total	4,230,736

Less current portion	(961,873)

Long-term operating lease liability	$3,268,863

NOTE 14 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted weighted average common shares for the three months ended June 30, 2021 and 2020 is as follows:

	For the Three Months Ended
	June 30,
	2021	2020

Basic weighted average shares	26,924,631	26,924,381
Effect of potential dilutive securities	15,000	15,250
Diluted weighted average shares	26,939,631	26,939,631

A reconciliation of basic and diluted weighted average common shares for the six months ended June 30, 2021 and 2020 is as follows:

	For the Six Months Ended
	June 30,
	2021	2020

Basic weighted average shares	26,924,631	26,924,381
Effect of potential dilutive securities	15,000	15,250
Diluted weighted average shares	26,939,631	26,939,631

For the three and six months ended June 30, 2021 and 2020, there were 15,000and 15,250 common stock options, warrants, and Restricted Stock Units (RSUs) unexercised, respectively. For the three and six months ended June 30, 2021 and 2020, there were no anti-dilutive shares.

NOTE 15 — LONG-TERM DEBT

Long-term debt consists of the following:

	Outstanding Balance
	June 30,	December 31,	Current
	2021	2020	Interest Rate	Maturity
DGSE
Note payable, related party (1)	$2,819,206	$2,863,715	6.00%	May 16, 2024
Note payable, Truist Bank (2)	925,927	942,652	3.65%	July 9, 2030
Note payable, Texas Bank & Trust (3)	483,036	491,852	3.75%	September 14, 2025

DGSE Sub-Total	4,228,169	4,298,219

ECHG
Note payable, related party (1)	6,395,849	6,496,127	6.00%	May 16, 2024

Envela
Note payable, Texas Bank & Trust (4)	2,897,567	2,951,379	3.25%	November 4, 2025
Note payable (5)	1,668,200	1,668,200	1.00%	April 20, 2025

Envela Sub-Total	4,565,767	4,619,579

Sub-Total	15,189,785	15,413,925

Current portion	2,148,318	2,120,457

	$13,041,467	$13,293,468

(1) On May 20, 2019, in connection with the Echo Transaction, the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board of Directors of the Company (the “Board”), pursuant to which Mr. Loftus made two loans (the “Related Party Loans”) to the Company. ECHG executed a 5-year, $6,925,979 note for the Echo Transaction, amortized over 20 years at a 6% annual interest rate. DGSE executed a 5-year, $3,074,021 note to pay off the accounts payable – related party balance to a related person to the Company, as that term is defined in the instructions to item 404(a) of Regulation S-K, promulgated under the Securities Act (each such person, a “Related Party”). Such person was no longer a Related Party as of May 20, 2019. That promissory note is also amortized over 20 years at a 6% annual interest rate. On January 1, 2020, revisions were made on the original documents for both DGSE and ECHG notes. Originally, the DGSE note stated that the monthly interest and principal payment due was $41,866 and the ECHG note stated that the monthly interest and principal payment due was $94,327. The revised interest and principal payment due monthly on the note for DGSE is $22,203. The revised interest and principal payment due monthly on the note for ECHG is $49,646. The allocation between short-term and long-term notes payable, related party was revised accordingly starting with the three months ended March 31, 2020.

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

(3) On September 14, 2020, 1106 NWH Holdings, LLC, a wholly owned subsidiary of DGSE, closed on the purchase of a new retail building located at 1106 W. Northwest Highway in Grapevine, Texas for $620,000. The purchase was partly financed through a $496,000, 5 year loan (the “TB&T Grapevine Loan”), bearing an annual interest rate of 3.75%, amortized over 20 years, payable to Texas Bank & Trust. The note has monthly interest and principal payments of $2,941.

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

(5) The Company applied for and received, on April 20, 2020, approximately $1.67 million, 1% interest, federally backed loan intended to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic (the “Federal Loan”), with Truist Bank (f/k/a BB&T Bank) as lender. The Federal Loan is forgivable to the extent that certain criteria are met. We applied to the Small Business Administration for the forgiveness of the Federal Loan during the fourth quarter ended December 31, 2020. Our application for forgiveness is pending final approval from the Small Business Administration. We are classifying the loan as short-term.

Future scheduled principal payments of our notes payable and notes payable, related party, as of June 30, 2021 are as follows:

Note payable, related party - DGSE

Year Ending December 31,	Amount

2021 (excluding the six months ended June 30, 2021)	$47,927
2022	100,752
2023	106,966
2024	2,563,561

Subtotal	$2,819,206

Note payable, Truist Bank - DGSE

Year Ending December 31,	Amount

2021 (excluding the six months ended June 30, 2021)	$16,819
2022	34,682
2023	35,988
2024	37,342
2025	38,748
Thereafter	762,348

Subtotal	$925,927

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2021 (excluding the six months ended June 30, 2021)	$8,632
2022	17,808
2023	18,488
2024	19,193
2025	418,915

Subtotal	$483,036

Note payable, related party - ECHG

Year Ending December 31,	Amount

2021 (excluding the six months ended June 30, 2021)	$106,801
2022	224,536
2023	238,385
2024	5,826,127

Subtotal	$6,395,849

Note payable, Texas Bank & Trust - Envela

Year Ending December 31,	Amount

2021 (excluding the six months ended June 30, 2021)	$53,128
2022	108,928
2023	112,591
2024	116,378
2025	2,506,542

Subtotal	$2,897,567

Note payable - Envela Corporation

Year Ending December 31,	Amount

2021	$1,668,200

Subtotal	$1,668,200

$15,189,785

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

There was no stock-based compensation expense for the six months ended June 30, 2021 and 2020.

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

On May 20, 2019, the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. ECHG executed a 5-year, $6,925,979 note in connection with the Echo Transaction, amortized over 20 years at a 6% annual interest rate. DGSE executed a 5-year, $3,074,021 note to pay off the accounts payable – related party balance to a former Related Party as of May 20, 2019. That promissory note is also amortized over 20 years at a 6% annual interest rate. Both notes are being serviced by operational cash flow. On January 1, 2020, revisions were made on the original documents for both DGSE and ECHG notes. Originally, the DGSE note stated the monthly interest and principal payment due was $41,866 and the ECHG note stated the monthly interest and principal payment due was $94,327. The revised interest and principal payment due monthly on the note for DGSE is $22,203. The revised interest and principal payment due monthly on the note for ECHG is $49,646.

For the three months ended June 30, 2021 and 2020, the Company paid Mr. Loftus $142,144 and $143,852, respectively, in interest on the Company’s outstanding notes payable, related party. For the six months ended June 30, 2021 and 2020, the Company paid Mr. Loftus $285,353 and $289,167, respectively, in interest on the Company’s outstanding notes payable, related party.

NOTE 18 — SUBSEQUENT EVENTS

The coronavirus disease 2019 (COVID-19) pandemic has adversely affected global economic business conditions. Future sales on products like ours could decline due to increased commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted, nor can the timing of the development and distribution of an effective vaccine or treatments for potential COVID-19 divergent strains, including the Delta variant.

The CA Service Agreement terminated and the CA Facility matured on July 30, 2021. As of that date, Committed Agency had drawn $778,883 on the CA Facility. Committed Agency has repaid $423,925 plus accrued interest as of June 30, 2021. They paid an additional $234,250 against the principal, plus accrued interest on July 22, 2021, leaving an outstanding principal balance of $120,708 plus accrued interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2020 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Envela Overview

The Company operates through via two recommerce business segments represented by its two direct subsidiaries. DGSE focuses on the recommercialization of luxury hard assets, and ECHG focuses on the recommercialization of business IT equipment and consumer electronic devices.

Through DGSE, the Company recommercializes luxury hard assets and operates the Dallas Gold and Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands (collectively, “DGSE”). Through ECHG, the Company recommercializes business IT equipment and consumer electronic devices and operates Echo, ITAD USA and Teladvance. Echo focuses on end-of-life electronics recycling and sustainability, ITAD USA provides IT equipment disposition, including compliance and data sanitization services, and Teladvance operates as a value-added reseller by providing offerings and services to companies looking either to upgrade capabilities or dispose of equipment.

DGSE Business Overview

DGSE is headquartered in Dallas, Texas. DGSE focuses on sustainable, authenticated recommerce of luxury hard assets, including diamonds. Its retail strategy is anchored in being an information resource for clients, bringing transparency to purchase and sale transactions, and offering value and liquidity to those seeking to buy, sell or trade jewelry, fine watches, diamonds, rare coins and currency as well as other valuables. DGSE wholesales and retails these items through its Charleston Gold & Diamond Exchange and Dallas Gold & Silver Exchange operations. DGSE has specialized in buying and selling jewelry for over 40 years, making our expert staff among the best in the business. DGSE also maintains a number of related operations, including precious-metal bullion exchange and refiner partnerships, on-site jewelry and watch repair and restoration at its Dallas flagship location, consignment offerings and partnerships, and design of custom bridal and fashion jewelry.

For additional information regarding DGSE, see “Item 1, Business-Operating Segments-DGSE Segment.” In the Company’s 2020 Annual Report.

DGSE Recommerce Activities

Our ability to offer quality pre-owned goods at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the purchase value at the time the property is purchased and our ability to sell that merchandise in a timely manner. As a significant portion of our inventory and sales involve gold and jewelry, our results can be influenced by the market price of gold and diamonds.

DGSE Precious Metals Pricing and Business Impact

DGSE’s business, similar to the jewelry industry overall, is effected by fluctuations in precious-metals pricing. Such fluctuations, particularly with respect to gold which accounts for a majority of DGSE’s merchandise costs, can have significant impact on its earnings and cash availability. Precious metals pricing rises and falls based upon global supply and demand dynamics.  Gold prices surged during the beginnings of the COVID-19 pandemic, starting at $1,523 an ounce, as determined by the London AM Fix on January 1, 2020, and rose strongly during the first half of 2020 peaking at $2,060 an ounce during August. However, gold prices dipped from the peak to close at $1,891 an ounce, as determined by the London PM Fix on December 31, 2020, registering a 24% increase during fiscal year 2020. Gold prices dipped further during the quarter ended March 31, 2021 to $1,691 an ounce, as determined by the London PM Fix on March 31, 2021, registering an 11% decline during the quarter. Gold increased slightly to $1,763 an ounce, as determined by the London PM Fix on June 30, 2021, registering a 4% increase during the three months ending June 30, 2021 and a 7% decline for the six months ending June 30, 2021.

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

DGSE Growth and Expansion

Our strategy is to expand the number of locations we operate through opening new (“de novo”) locations in both current markets of Dallas/Fort Worth, Texas and Charleston, South Carolina and potential new markets. Our ability to add new stores is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel. We see opportunity for further expansion through de novo openings in the United States.

ECHG Business Overview

ECHG owns and operates Echo, ITAD USA and Teladvance, through which it primarily buys and resells or recycles consumer electronic components and IT equipment. Echo focuses on end-of-life electronics recycling and also offers disposal transportation and product tracking, ITAD USA provides IT equipment disposition including compliance and data sanitization services and Teladvance operates as a value-added reseller by providing offerings and services to companies looking to either upgrade capabilities or dispose of equipment. In addition, as a result of the CExchange Transaction, Teladvance now offers retail customers a trade-in program to offer their customers the ability to upgrade their old phones through a trade-in program. Like DGSE, ECHG also maintains relationships with refiners or recyclers to which it sells extracted valuable materials from electronics and IT equipment that are not appropriate for resale or reuse.

ECHG Recommerce Activities

A portion of ECHG’s business depends on obtaining products and material from secondary markets and is reliant on its ability to obtain an adequate supply of products and material at prices and other items acceptable to it. Although we believe that the long-term prospects for the industry remain bright, but because we do not have unlimited backlogs, our business can be promptly affected by short-term market fluctuations.

ECHG Metals Pricing and Business Impact

ECHG’s recycling business is affected by precious and other non-ferrous metal prices, which fluctuate based upon global supply-and-demand dynamics, among other things, with the greatest impact relating to gold. Recent fluctuations in gold prices are discussed above

ECHG Growth and Expansion

ECHG’s strategy is to expand both organically and through acquisitions. As an organization, ECHG strives to deliver value through organic growth, high customer loyalty and retention as well as strategic acquisitions. ECHG is committed to continuous innovation. Many of ECHG’s clients have made commitments to going carbon neutral over the next few years and ECHG sees the potential to further expand key relationships as it partners with them in more ways to help them achieve their goal. With an emphasis on increasing recurring revenues and expanding our margins, ECHG believes its organic strategy will ultimately drive strong financial performance, including cash flow to support our acquisition strategy. ECHG’s business strategy has always included pursuing synergistic acquisitions, and ECHG’s plans to continue to expand its business by making strategic acquisitions and regularly seeking suitable acquisition targets to enhance its growth.

For additional information regarding ECHG, see “Item 1. Business—Operating Segments—ECHG Segment.” in the Company’s 2020 Annual Report.

COVID-19

The COVID-19 pandemic continues to affect the U.S. and global economies, and as disclosed in our 2020 Annual Report on Form 10-K, the pandemic also affected our business in a variety of ways beginning in the second quarter of fiscal 2020 and continuing into fiscal 2021.

The pandemic, together with the recent economic downturn and civil unrest, have affected the recommerce business in unpredictable ways, but Envela experienced fewer customers raising money by selling items, despite higher unemployment. Government stimulus checks, eviction moratoriums and forbearances on mortgages and student loans may have contributed and may still be contributing to this effect. To date, this drop has been offset by other areas of our business. This diversity, combined with ECHG and DGSE’s continued focus on disciplined operations, makes us optimistic for our future success.

The full extent and duration of the COVID-19 impact on the global economy generally, and on our business specifically, is currently unknown. A prolonged pandemic and recovery may have an adverse effect on our results of operations, financial position and liquidity in future periods.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies, see Note 3 to the interim condensed consolidated financial statements included herein.

Results of Operations

General

The following disaggregation of total revenue is listed by sales category and segment for the three months ended June 30, 2021 and 2020:

CONSOLIDATED	Three Months Ended June 30,
	2021			2020
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$20,893,838	$2,678,640	12.8%	$13,421,969	$1,444,814	10.8%
Recycled	2,118,486	418,356	19.7%	927,060	169,951	18.3%

Subtotal	23,012,324	3,096,996	13.5%	14,349,029	1,614,765	11.3%

ECHG
Resale	8,595,910	3,019,685	35.1%	4,257,032	2,022,090	47.5%
Recycled	2,115,772	1,011,209	47.8%	1,939,546	834,403	43.0%

Subtotal	10,711,682	4,030,894	37.6%	6,196,578	2,856,493	46.1%

	$33,724,006	$7,127,890	21.1%	$20,545,607	$4,471,258	21.8%

The following disaggregation of total revenue is listed by sales category and segment for the six months ended June 30, 2021 and 2020:

CONSOLIDATED	Six Months Ended June 30,
	2021			2020
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$38,214,479	$5,135,784	13.4%	$31,963,866	$3,492,247	10.9%
Recycled	3,712,346	768,847	20.7%	2,748,747	486,700	17.7%

Subtotal	41,926,825	5,904,631	14.1%	34,712,613	3,978,947	11.5%

ECHG
Resale	13,336,902	5,631,869	42.2%	7,783,260	3,442,266	44.2%
Recycled	3,950,720	1,895,654	48.0%	3,878,877	2,351,325	60.6%

Subtotal	17,287,622	7,527,523	43.5%	11,662,137	5,793,591	49.7%

	$59,214,447	$13,432,154	22.7%	$46,374,750	$9,772,538	21.1%

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

Revenue. Revenue related to DGSE’s continuing operations increased by $8,663,295, or 60%, during the three months ended June 30, 2021, to $23,012,324, as compared to revenue of $14,349,029 during the same period in 2020. Resale revenue, such as bullion, jewelry, watches and rare coins, increased by $7,471,869, or 56%, during the three months ended June 30, 2021, to $20,893,838 as compared to resale revenue of $13,421,969 during the same period in 2020. Recycled-material sales increased 129% to $2,118,486 for the three months ended June 30, 2021, as compared to recycled-material sales of $927,060, for the three months ended June 30, 2020. Revenue increased for resale and recycled items for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to DGSE opening two new retail locations in Lewisville and Grapevine, Texas, during the latter part of fiscal 2020. The COVID-19 pandemic also shut down DGSE’s retail locations during the three months ended June 30, 2020, except for the governmentally deemed essential portion of the business.

Revenue related to ECHG’s continuing operations for the three months ended June 30, 2021 increased by $4,515,104, or 73%, to $10,711,682, as compared to revenue of $6,196,578 during the same period in 2020. Resale revenue increased by $4,338,878, or 102%, to $8,595,910, for the three months ended June 30, 2021, as compared to revenue of $4,257,032 during the three months ended June 30, 2020. Recycled sales increased by $176,226 or 9%, to $2,115,772 for the three months ended June 30, 2021, as compared to recycled sales of $1,939,546 for the three months ended June 30, 2020. Revenue increased for resale and recycled items for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, due to the COVID-19 pandemic slowing during the three months ended June 30, 2021, as compared to the shutdowns stemming from the pandemic and the dampening effect on ECHG’s customers during the three months ended June 30, 2020.

The Company has had no layoffs to-date or terminations due to the pandemic, and we continue to exercise the safety protocols established by the Company at the start of the pandemic. The Company continues to operate at full strength and will take measures to keep our employees safe where possible.

Gross Profit. Gross profit related to DGSE’s operations for the three months ended June 30, 2021, increased by $1,482,231 or 92%, to $3,096,996 as compared to gross profit of $1,614,765 during the same period in 2020. Resale gross profit increased by $1,233,826, or 85%, to $2,678,640 for the three month ended June 30, 2021, as compared to resale gross profit of $1,444,814 during the three months ended June 30, 2020. Recycled gross profit increased by $248,405, or 146%, to $418,356 for the three month ended June 30, 2021, as compared to recycled gross profit of $169,951 during the three months ended June 30, 2020. The increase in resale and recycled gross profit was due primarily to the increased sales in each category plus the increased gross-margin percent of both resale and recycled items for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Gross profit related to ECHG for the three months ended June 30, 2021 increased by $1,174,401, or 41%, to $4,030,894 as compared to gross profit of $2,856,493 during the same period in 2020. Gross profit for resale revenue for the three months ended June 30, 2021 increased by $997,595, or 49%, to $3,019,685, as compared to gross profit for resale revenue $2,022,090 during the same period in 2020. Gross profit for recycled sales for the three months ended June 30, 2021 increased $176,806, or 21%, to $1,011,209, as compared to gross profit for recycled sales of $834,403, during the same period in 2020. The gross profit increase for the resale and recycled items for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 is primarily due to the increased sales in each category as well as the slowing of COVID-19 pandemic.

Selling, General and Administrative Expenses. For the three months ended June 30, 2021, SG&A expenses for DGSE increased by $344,727, or 22%, to $1,889,895, as compared to SG&A expenses of $1,545,168 during the same period in 2020. The increase in SG&A expenses was primarily due to increased expenses from two new locations in Lewisville and Grapevine Texas, in addition, DGSE’s retail stores were fully open for the three months ended June 30, 2021 as only governmentally deemed essential portions of DGSE’s operations were open during the three months ended June 30, 2020.

For the three months ended June 30, 2021, SG&A expenses for ECHG increased by $869,828 or 42%, to $2,941,330, as compared to SG&A expenses of $2,071,502 during the same period in 2020. The increase in SG&A expenses was primarily due to the loss of rent received from sublet tenant of $95,000 that was netted against rent during the three months ended June 30, 2020 and an increase of wages of approximately $700,000 to prepare for increased business from relaxed restrictions from COVID-19.

Depreciation and Amortization. For the three months ended June 30, 2021, depreciation and amortization expense for DGSE was $97,435, compared to an expense of $79,240 for the same period in 2020, an increase of $18,195, or 23%. The increase of $18,195 from the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is primarily due to the new buildings placed in service during the fourth quarter of the fiscal year ended December 31, 2020.

For the three months ended June 30, 2021, depreciation and amortization expense for ECHG was $118,784, compared to an expense of $100,466 for the same period in 2020, an increase of $18,318, or 18%. The increase of $18,319 from the three months ended June 30, 2021 compared to the three months ended June 30, 2020, is primarily due to depreciation of the Company’s office building in Irving, Texas, split between the two business segments with one-half of the depreciation allocated to ECHG. The building was placed in service during the fourth quarter of the fiscal year ended December 31, 2020.

Other Income. For the three months ended June 30, 2021, other income for DGSE was $119,460, an increase of $110,382 or 1,216%, compared to other income of $9,078 during the same period in 2020. The increase was primarily due to rental income allocated from the corporate headquarters during the three months ended June 30, 2021.

For the three months ended June 30, 2021, other income for ECHG was $163,595, an increase of $120,807 or 282%, compared to other income of $42,788 during the same period in 2020. The increase was primarily due to rental income allocated from the corporate headquarters.

Interest Expense. For the three months ended June 30, 2021, interest expense for DGSE was $68,692, an increase of $24,592 or 56%, compared to interest expense of $44,100 during the same period in 2020. This increase was primarily the result of additional DGSE loans to finance recent real estate acquisitions, as discussed above.

For the three months ended June 30, 2021, interest expense for ECHG was $109,012, an increase of $8,815 or 9%, compared to interest expense of $100,197 during the same period in 2020. This increase was primarily the result of the loan to finance the corporate office building in Irving, Texas where the interest expensed is split between the two business segments.

Income Tax Expense. For the three months ended June 30, 2021, income tax expense was $32,685, an increase of $16,408, compared to income tax expense of $16,277 for the three months ended June 30, 2020. The effective income tax rate was 1.5% and 2.8% for the three months ended June 30, 2021 and June 30, 2020, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes, non-deductible expenses and changes in the valuation allowance in relation to the deferred tax asset for net operating loss carryforwards.

Net Income. We recorded a net income of $2,153,112 for the three months ended June 30, 2021, compared to a net income of $566,174 for the three months ended June 30, 2020, an increase in net income of $1,586,938, which is due primarily to an increase in sales of approximately $13.0 million.

Earnings Per Share. For the three months ended June 30, 2021, our net income per basic and diluted shares attributable to holders of our Common Stock was $0.08, compared to $0.02 per basic and diluted shares attributable to holders of our Common Stock for the three months ended June 30, 2020. This increase is due primarily to an increase in sales between the two periods.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

Revenues. Revenues related to DGSE’s operations increased by $7,214,212, or 21%, during the six months ended June 30, 2021, to $41,926,825, as compared to revenue of $34,712,613 during the same period in 2020. Resale revenue, such as bullion, jewelry, watches and rare coins, increased $6,250,613, to $38,214,479 for the six months ended June 30, 2021, or 20%, compared to resale revenue of $31,963,866 during the six months ended June 30, 2020. Recycled revenue increased $963,599 to $3,712,346 for the six months ended June 30, 2021, or approximately 35%, compared to recycled revenue of $2,748,747 during the six months ended June 30, 2020. Revenues increased for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the COVID-19 pandemic, which slowed down the increase in our velocity of sales for the six months ended June 30, 2020.

Revenue related to ECHG’s continuing operations for the six months ended June 30, 2021 increased by $5,625,485, or 48%, to $17,287,622, as compared to revenue of $11,662,137 during the same period in 2020. Resale revenue increased by $5,553,642, or 71%, to $13,336,902, for the six months ended June 30, 2021, as compared to resale revenue of $7,783,260 during the six months ended June 30, 2020. Recycled sales increased by $71,843, or 2%, to $3,950,720 for the six months ended June 30, 2021, as compared to recycled sales of $3,878,877 for the six months ended June 30, 2020. Revenue increased for resale and recycled items for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, due to the COVID-19 pandemic slowing during the six months ended June 30, 2021, as compared to the shutdowns stemming from the pandemic and dampening effect on ECHG’s customers during the six months ended June 30, 2020.

Gross Profit. Gross profit related to DGSE’s operations for the six months ended June 30, 2021, increased by $1,925,684 or 48%, to $5,904,631 as compared to gross profit of $3,978,947 during the same period in 2020. Resale gross profit increased by $1,643,537, or 47%, to $5,135,784 for the six month ended June 30, 2021, as compared to resale gross profit of $3,492,247 during the six months ended June 30, 2020. Recycled gross profit increased by $282,147, or 58%, to $768,847 for the six months ended June 30, 2021, as compared to recycled gross profit of $486,700 during the six months ended June 30, 2020. The increase in resale and recycled gross profit was due primarily to the increased sales in each category plus the increased gross-margin percent of both resale and recycled items for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

Gross profit related to ECHG for the six months ended June 30, 2021, increased by $1,733,932, or 30%, to $7,527,523 as compared to gross profit of $5,793,591 during the same period in 2020. Gross profit for resale revenue for the six months ended June 30, 2021 increased by $2,189,603, or 64% to $5,631,869, as compared to gross profit for resale revenue of $3,442,266 during the same period in 2020. Gross profit for recycled sales for the six months ended June 30, 2021, decreased $455,671, or 19% to $1,895,654, as compared to gross profit for recycle sales of $2,351,325, during the same period in 2020. The gross profit increase for resale revenue for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 is primarily due to the increased sales. The gross profit decrease for recycled revenue for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 is primarily due to the reduced gross profit margin from 60.6% for the six months ended June 30, 2020 to 48.0% for the six months ended June 30, 2021.

Selling, General and Administrative Expenses. For the six months ended June 30, 2021, DGSE’s SG&A expenses increased by $254,157, or 7%, to $3,672,332, as compared to SG&A expenses of $3,418,174 during the same period in 2020. The increase in SG&A expenses was primarily due to the addition of two new retail locations for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

For the six months ended June 30, 2021, SG&A expenses for ECHG increased by $1,288,426 or 32%, to $5,312,122, as compared to SG&A expenses of $4,023,696 during the same period in 2020. The increase in SG&A expenses was primarily due to the loss of rent received from sublet tenant of $190,000 that was netted against rent during the six months ended June 30, 2020, an increase of wages of approximately $600,000 and other administrative expenses to prepare for increased business from the market starting to regain some normalcy from the COVID-19 pandemic.

Depreciation and Amortization. For the six months ended June 30, 2021, DGSE’s depreciation and amortization expense was $194,257, compared to an expense of $156,281 for the same period in 2020. The increase is primarily due to adding new buildings placed in service during the fourth quarter of the fiscal year ended December 31, 2020.

For the six months ended June 30, 2021, depreciation and amortization expense for ECHG was $226,874, compared to an expense of $203,154 for the same period in 2020, an increase of $23,721, or 12%. The increase of $23,720 from the six months ended June 30, 2021 compared to the six months ended June 30, 2020, is primarily due to adding the depreciation of the Company’s office building in Irving, Texas, split between the two business segments with one-half of the depreciation allocated to ECHG. The building was placed in service during the fourth quarter of the fiscal year ended December 31, 2020.

Other Income. For the six months ended June 30, 2021, other income for DGSE was $231,191, an increase of $194,745 or 534%, compared to other income of $36,446 during the same period in 2020. The increase was primarily due to rental income allocated from the corporate headquarters during the six months ended June 30, 2021.

For the six months ended June 30, 2021, other income for ECHG was $323,805, an increase of $266,695 or 467%, compared to other income of $57,110 during the same period in 2020. The increase was primarily due to rental income allocated from the corporate headquarters and increased interest income from an increase in notes receivable during the six months ended June 30, 2021.

Interest Expense. For the six months ended June 30, 2021, the interest expense for DGSE was $137,177, an increase of $48,284, or 54%, compared to interest expense of $88,693 during the same period in 2020. This increase was primarily the result of additional DGSE loans to finance recent real estate acquisitions, as discussed above.

For the six months ended June 30, 2021, interest expense for ECHG was $219,549, an increase of $18,830 or 9%, compared to interest expense of $200,719 during the same period in 2020. This increase was primarily the result of the additional loan to finance the recent office building acquisition in Irving, Texas where the interest expensed is split between the two business segments.

Income Tax Expense. For the six months ended June 30, 2021, income tax expense was $63,455, an increase of $28,601, or 82%, compared to income tax expense of $34,854 for the six months ended June 30, 2020. The effective income tax rate was 1.5% and 2.0% for the six months ended June 30, 2021 and 2020, respectively. Differences between our effective income tax rate and the U.S federal statutory rate are the result of state taxes, non-deductible expenses, changes in reserves for uncertain tax positions and unused net operating loss carryforwards.

Net Income. We recorded a net income of $4,161,384 for the six months ended June 30, 2021, compared to a net income of $1,740,323 for the six months ended June 30, 2020, an increase in net income of $2,421,061, which is due primarily from an increase in sales of approximately 21% for the six months ended June 30, 2021, as compared to sales from the six months ended June 30, 2020.

Earnings Per Share. For the six months ended June 30, 2021, the net income per basic and diluted shares attributable to common stockholders was $.15, compared to $.06 per basic and diluted shares for the six months ended June 30, 2020.

Liquidity and Capital Resources

During the six months ended June 30, 2021, cash flows provided by operations totaled $263,632, and during the six months ended June 30, 2020, cash flows provided by operations totaled $541,486, a decrease of $257,854. Cash provided by operations for the six months ended June 30, 2021 was driven largely by net income added to non-cash items of depreciation, amortization and bad debt of $4,588,764, an increase in accounts payable and accrued expenses of $1,574,520, an increase in customer deposits and other liabilities of $341,260, offset by the increase of trade receivables of $3,365,999, an increase in inventories of $2,579,991, an increase in prepaid expenses of $169,373 and an increase in other assets of $146,042. Cash provided by operations for the six months ended June 30, 2020 was driven largely by the reduction of trade receivables of $140,228, a reduction of inventories of $145,381, an increase of customer deposits and other liabilities of $369,511, net income added to non-cash items of depreciation and amortization of $2,099,758, offset by a decrease in accounts payable and accrued expenses of $831,398 and an increase in prepaid expenses of $1,269,517.

During the six months ended June 30, 2021 and 2020, cash flows used in investing activities totaled $1,126,416 and $1,529,046, respectively, a period-over-period decrease of $402,630. The use of cash in investing activities during the six months ended June 30, 2021 was primarily due to the increase in notes receivable of $654,958, the purchase of additional property and equipment of $484,594, offset by the acquisition of CExchange’s assets and liabilities, net of cash acquired of $13,136. The use of cash in investing activities during the six months ended June 30, 2020 was primarily due to investing in note receivables of $1,500,000 to CExchange.

During the six months ended June 30, 2021, cash flows used in financing totaled $224,140 and during the six months ended June 30, 2020, cash flows provided by financing totaled $1,529,517, a period-over-period decrease of $1,753,657. The cash used in financing during the six months ended June 30, 2021 were payments made against the notes payable of $79,353 and notes payable, related party of $144,787. The cash provided by financing during the six months ended June 30, 2020 were payments made against the notes payable, related party of $138,683, offset by the Federal Loan received of $1,668,200.

We expect our capital expenditures to total approximately $1,000,000 during the next twelve months. These expenditures will be driven by the purchase of additional equipment, the purchase of the new DGSE retail Frisco, Texas location, build-out expenses for that property and other potential properties purchased by DGSE for retail locations. As of June 30, 2021, DGSE had a commitment of a 20% down payment of approximately $450,000 for the purchase of the new retail location in Frisco, Texas. The Company has no other capital expenditure commitments as of June 30, 2021.

Our primary source of liquidity and capital resources currently consist of cash generated from our operating results and current borrowings, including the Related Party Loans, the Truist Lewisville Loan, the TB&T Grapevine Loan, the TB&T Irving Loan and the Federal Loan. For more information, see Note 15 to our interim condensed financial statements, which is incorporated into this item by reference. In addition, on May 17, 2019, the Company secured a twelve month line of credit from Texas Bank and Trust for up to $1,000,000 (the “TB&T Facility”). The TB&T Facility was renewed for an additional 24 months, for a maturity date of May 16, 2022, and the limit of the TB&T Facility was increased to $3,500,000 on May 17, 2020. We maintain the TB&T Facility to help fund cash shortfalls that we may have from time to time. We do not currently anticipate the need of those funds for operations and do not currently have any amounts drawn against the TB&T Facility as of June 30, 2021.

From time to time, we have adjusted and may further adjust our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes we have sufficient capital resources to meet working capital requirements. In the event of significant growth in retail and wholesale jewelry sales and recycling demand, whether purchases or services, our demand for additional working capital will increase due to a related need to stock additional jewelry inventory, increases in wholesale accounts receivable and the purchasing of recycled material. Historically we have funded these activities through operations. If additional working capital is required, we will seek additional loans from individuals or other commercial banks. If necessary, inventory levels may be adjusted in order to meet unforeseen working-capital requirements.

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

The Company leases certain of its facilities under operating leases. For more information on the minimum rental commitments under non-cancellable operating leases as of June 30, 2021, see Note 13 to our interim condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company’s business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flow. Management is also not aware of any legal proceedings contemplated by government agencies of which the outcome is reasonable likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the Company’s 2020 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On July 30, 2021, DGSE closed the purchase of a new retail building located at 9166 Gaylord Parkway in Frisco, Texas for $2,215,500, pursuant to a purchase agreement entered into on May 6, 2021. The purchase was partly financed through a $1,772,000, 5 year loan, bearing an annual interest rate of 3.75%, amortized over 20 years, payable to Texas Bank and Trust. The note has monthly interest and principal payments of $10,507.

ITEM 6. EXHIBITS

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
10.1	Purchase Agreement, dated May 6, 2021, for the Frisco, Texas location, by and between DGSE, LLC and KMTHT Holding, LLC	X
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVELA CORPORATION (Registrant)
Date: August 4, 2021	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)

