Form 10-Q
period 2021-09-30
Envela Corp
filed 2021-11-04
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _________________________

FORM 10-Q

_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 001-11048

_________________________

ENVELA CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    _________________________

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

As of November 2, 2021, the registrant had 26,924,631 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2021	2020	2021	2020
Revenue:
Sales	$37,680,769	$38,810,884	$96,895,216	$85,185,634
Cost of goods sold	29,570,653	31,647,487	75,352,946	68,249,699

Gross margin	8,110,116	7,163,397	21,542,270	16,935,935

Expenses:
Selling, general & administrative expenses	5,230,473	3,869,673	14,214,927	11,311,543
Depreciation and amortization	216,176	179,782	637,307	539,217

Total operating expenses	5,446,649	4,049,455	14,852,234	11,850,760

Operating income	2,663,467	3,113,942	6,690,036	5,085,175
Interest expense	188,853	155,799	545,579	445,411
Other income (expense):
Gain on forgiveness of Federal Loan	1,668,200	-	1,668,200	-
Write-off of notes receivable and accrued interest receivable	(949,174)	-	(949,174)	-
Other, net	(60,784)	26,954	494,212	120,510

Income before income taxes	3,132,856	2,985,097	7,357,695	4,760,274
Income tax expense	26,455	273	89,910	35,127

Net income	$3,106,401	$2,984,824	$7,267,785	$4,725,147

Basic earnings per share:
Net income	$0.12	$0.11	$0.27	$0.18

Diluted earnings per share:
Net income	$0.12	$0.11	$0.27	$0.18

Weighted average shares outstanding:
Basic	26,924,631	26,924,381	26,924,631	26,924,381
Diluted	26,939,631	26,939,631	26,939,631	26,939,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,323,180	$9,218,036
Trade receivables, net of allowances	5,678,060	2,846,619
Inventories	12,654,329	10,006,897
Current right-of-use assets from operating leases	1,104,576	1,157,077
Prepaid expenses	1,170,905	281,719

Total current assets	28,931,050	23,510,348
Notes receivable, less current portion	-	2,100,000
Property and equipment, net	9,647,470	6,888,601
Goodwill	3,258,586	1,367,109
Intangible assets, net	2,691,273	2,992,473
Operating lease right-of-use assets	4,083,560	3,522,923
Other long-term assets	614,986	197,638

Total assets	$49,226,925	$40,579,092

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-Trade	$1,683,294	$1,510,697
Notes payable, related party	320,347	307,032
Notes payable	229,909	1,813,425
Current operating lease liabilities	1,092,996	1,148,309
Accrued expenses	1,248,662	844,324
Customer deposits and other liabilities	940,586	428,976

Total current liabilities	5,515,794	6,052,763
Notes payable, related party, less current portion	8,820,675	9,052,810
Notes payable, less current portion	5,804,622	4,240,658
Long-term operating lease liabilities, less current portion	4,239,607	3,654,419

Total liabilities	24,380,698	23,000,650

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and outstanding	269,246	269,246
Additional paid-in capital	40,173,000	40,173,000
Accumulated deficit	(15,596,019)	(22,863,804)

Total stockholders’ equity	24,846,227	17,578,442

Total liabilities and stockholders’ equity	$49,226,925	$40,579,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2021	2020
	(Unaudited)	(Unaudited)
Operations
Net income	$7,267,785	$4,725,147
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, amortization, and other	637,307	539,217
Bad debt expense	28,532	-
Gain on forgiveness of Federal Loan	(1,668,200)	-
Write-off of note receivables and accrued interest receivable	949,174	-
Changes in operating assets and liabilities:
Trade receivables	(2,871,070)	(1,661,332)
Inventories	(2,647,432)	(1,108,062)
Prepaid expenses	(886,591)	(155,518)
Other assets	(417,347)	(94,830)
Accounts payable and accrued expenses	100,952	1,006,345
Operating leases	21,737	(40,179)
Customer deposits and other liabilities	511,610	23,911

Net cash provided by operations	1,026,457	3,234,699

Investing
Investment in note receivable	(300,000)	(1,500,000)
Purchase of property and equipment	(3,064,277)	(1,882,591)
Acquisition of CExchange assets and liabilities, net of cash acquired	13,136	-

Net cash used in investing	(3,351,141)	(3,382,591)

Financing
Payments on notes payable, related party	(218,820)	(208,421)
Payments on notes payable, retail buildings	(44,017)	(5,289)
Payments on notes payable, office building	(79,335)	-
Proceeds from notes to purchase property	1,772,000	1,452,000
Proceeds from Paycheck Protection Program Note	-	1,668,200

Net cash provided by financing	1,429,828	2,906,490

Net change in cash and cash equivalents	(894,856)	2,758,598
Cash and cash equivalents, beginning of period	9,218,036	4,510,660

Cash and cash equivalents, end of period	$8,323,180	$7,269,258

Supplemental Disclosures
Cash paid during the period for:
Interest	$541,863	$443,415
Income taxes	$86,000	$30,025

Non cash activites:
Acquisition of CExchange assets and liabilities	$1,555,892	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended September 30, 2020 and 2021

(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at June 30, 2020	26,924,381	$269,244	-	$-	$40,172,677	$(27,507,424)	$12,934,497

Net Income	-	-	-	-	-	2,984,824	2,984,824

Balances at September 30, 2020	26,924,381	$269,244	-	$-	$40,172,677	$(24,522,600)	$15,919,321

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at June 30, 2021	26,924,631	$269,246	-	$-	$40,173,000	$(18,702,420)	$21,739,826

Net Income	-	-	-	-	-	3,106,401	3,106,401

Balances at September 30, 2021	26,924,631	$269,246	-	$-	$40,173,000	$(15,596,019)	$24,846,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2020 and 2021

(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2019	26,924,381	$269,244	-	$-	$40,172,677	$(29,247,747)	$11,194,174

Net Income	-	-	-	-	-	4,725,147	4,725,147

Balances at September 30, 2020	26,924,381	$269,244	-	$-	$40,172,677	$(24,522,600)	$15,919,321

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2020	26,924,631	$269,246	-	$-	$40,173,000	$(22,863,804)	$17,578,442

Net Income	-	-	-	-	-	7,267,785	7,267,785

Balances at September 30, 2021	26,924,631	$269,246	-	$-	$40,173,000	$(15,596,019)	$24,846,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 23, 2021 (as amended, the “2020 Annual Report”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year’s consolidated financial statements to conform to the current year presentation. The information provided as of September 30, 2021 in these notes to the interim condensed consolidated financial statements is unaudited.

NOTE 2 — PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

Envela and its subsidiaries engage in diverse business activities within the recommerce sector. These activities include being one of the nation’s premier authenticated recommerce retailers of luxury hard assets; providing end-of-life asset recycling and resale to businesses, organization and retail consumers; offering data destruction and IT asset management; and providing products, services and solutions to industrial and commercial companies. Envela operates primarily via two operating and reportable segments. Through DGSE, LLC (“DGSE”), it operates Dallas Gold & Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands. Through ECHG, LLC (“ECHG”), it operates Echo Environmental Holdings, LLC (“Echo”), ITAD USA Holdings, LLC (“ITAD USA”) and Teladvance, LLC (“Teladvance”). Envela is a Nevada corporation, headquartered in Irving, Texas.

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

ECHG owns and operates Echo, ITAD USA and Teladvance. ECHG, through its wholly owned holding company CEX Holdings, LLC (“CEX”), purchased substantially all the assets, together with certain liabilities which exceeded the purchased assets by $335,585, of CExchange LLC (“CExchange”) pursuant to an asset purchase agreement (the “CExchange Asset Purchase Agreement”) on June 9, 2021 (the “CExchange Transaction”) in exchange for forgiving $1,500,000 in debt plus accrued interest owed to ECHG. Following the CExchange Transaction, the purchased assets and liabilities were then transferred and assigned to Teladvance. CExchange was a leader in electronics-trade-in services for retailers, providing in-store and online solutions for many of the major consumer electronics retailers in the United States. CExchange helped retailers provide in-store trade-in programs designed to allow retail consumers to exchange their old technology for cash in minutes. The Company believes the acquisition of CExchange’s business fits well with ECHG’s existing core business of refurbishing and reusing electronics, particularly cellular telephones.

Based on the terms of the purchase, ECHG has concluded the CExchange Transaction represents a business combination pursuant to Financial Accounting Standards Board (“FASB”). Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). ECHG has determined that the assets purchased and the liabilities assumed, through the CExchange Transaction, have an approximate fair value due to the their carrying value.

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

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to ECHG only and not the entire Company. ECHG has its own, separate financial information to perform goodwill impairment testing at least annually or if events indicate that those assets may be impaired. As a result of the current market and economic conditions related to COVID-19, in accordance with step 1 of the guidelines set forth in ASC 350-20-35-3A, the Company concluded there were no impairments of goodwill that resulted from triggering events due to COVID-19 as of September 30, 2021. The Company will continue to evaluate goodwill for the ECHG segment. For tax purposes, goodwill is amortized and deductible over fifteen years.

ECHG goodwill was allocated in connection with the two acquisitions (the “Echo Transaction”) of the assets now held by Echo and ITAD USA (the “Echo Entities”) on May 20, 2019 and the CExchange Transaction on June 9, 2021. There has been a preliminary addition to goodwill with the CExchange Transaction of $1,891,477. There have been no other adjustments or impairment charges to goodwill, other than the CExchange Transaction, since the allocation on May 20, 2019. As of Septemeber 30, 2021 and 2020, goodwill was $3,258,586 and $1,367,109, respectively.

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

NOTE 4 — INVENTORIES

A summary of inventories is as follows:

	September 30,	December 31,
	2021	2020
DGSE
Resale	$10,253,433	$8,971,815
Recycle	-	191,677

Subtotal	10,253,433	9,163,492

ECHG
Resale	2,095,981	557,959
Recycle	304,915	285,446

Subtotal	2,400,896	843,405

	$12,654,329	$10,006,897

NOTE 5 — NOTES RECEIVABLE

ECHG entered into an agreement with CExchange on February 15, 2020, to lend $1,500,000 bearing interest at eight and one-half percent (8.5%) per annum with interest only payments due quarterly. The loan matures on February 20, 2023. The parties also agreed to warrant and call-option agreements to acquire all of CExchange’s equity interests upon the occurrence of certain events and on certain conditions. On November 7, 2020, ECHG entered into an amended agreement to increase the loan from $1,500,000 to $2,100,000. On April 14, 2021, ECHG entered into a second agreement with CExchange to lend an additional $300,000 bearing interest at four percent (4%) per annum with interest only payments due quarterly, to be repaid, principal and accrued interest, upon the occurrence of certain events or upon demand by ECHG. On June 9, 2021, ECHG, through CEX, exercised their rights under the warrant and call-option agreements and purchased substantially all of the assets and certain liabilities of CExchange in exchange for ECHG’s cancellation and forgiveness of $1,500,000 of the outstanding principal amount under the loan agreement originally dated February 15, 2020 and accrued and unpaid interest thereunder of $55,892. We subsequently performed impairment evaluations on the two notes after management learned that the two notes may not be recoverable. Using the guidance provided, management has concluded that ECHG should reserve the full amount of the outstanding and unpaid notes receivable of $900,000, and write-off the outstanding and unpaid accrued interest associated with the notes receivable totaling $49,174. The notes receivable of $900,000 and $49,174 of accrued interest receivable were written-off to other expense, write-off of notes receivable and accrued interest receivable as of September 30, 2021.

ECHG entered into an agreement with Committed Agency, LLC (“Committed Agency”) on February 4, 2021, pursuant to which it agreed (the “CA Facility Agreement”) to provide Committed Agency a line-of-credit not to exceed $1,000,000 (the “CA Facility”). Committed Agency intended to, directly or indirectly, sell or dispose of electronic devices previously owned by major electronic carriers. In addition to the CA Facility Agreement, ECHG contracted with Committed Agency beginning February 4, 2021 to exclusively facilitate their sales through the Company’s warehousing and cleaning of electronic devices, wiping of existing data, and inspecting, packaging and shipping of devices to purchasers, in exchange for which ECHG received a per unit service fee (the “CA Service Agreement”). The CA Service Agreement terminated and the CA Facility matured on July 30, 2021. Under the terms of the agreement, the borrower could not borrow any additional funds, under this facility, after May 31, 2021. Committed Agency paid back all principal and accrued interest as of September 30, 2021. Amounts borrowed under the CA Facility bore an interest rate of 6% per annum.

NOTE 6 — ACQUISITION

On June 9, 2021, ECHG, entered into the CExchange Asset Purchase Agreement with CExchange, pursuant to which the seller agreed to sell the assets and certain liabilities of CExchange for ECHG’s cancellation and forgiveness of $1,500,000 of the outstanding principal amount under the loan agreement between ECHG and CExchange originally dated February 15, 2020 and accrued and unpaid interest thereunder of $55,892. The remaining $900,000 principal owed to ECHG by CExchange is not a part of the purchase price listed below and is expected to be repaid with any accrued and unpaid interest during the third or fourth fiscal quarters of 2021. As mentioned in Note 5 -- Notes Receivable, we subsequently performed impairment evaluations on the remaining $900,000 principal owed after management learned that the $900,000 may not be recoverable. Using the guidance provided, management has concluded that ECHG should reserve the full amount of the outstanding and unpaid notes receivable of $900,000, and write-off the outstanding and unpaid accrued interest associated with the notes receivable totaling $49,174. The notes receivable of $900,000 and $49,174 of accrued interest receivable were written-off to other expense, write-off of notes receivable and accrued interest receivable as of September 30, 2021.

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

The purchase price allocation listed below is considered to be a preliminary allocation and is subject to change.

The preliminary purchase price is allocated as follows:

Description	Amount

Assets
Cash	$13,136
Account receivables	93,970
Prepaids	2,594
Fixed assets - net	30,697

Liabilities
Account payables	(474,043)
Accrued liabilities	(1,939)

Net assets	(335,585)

Goodwill	1,891,477

Total Purchase Price	$1,555,892

NOTE 7 — GOODWILL

The changes in goodwill is as follows:

	September 30,	December 31,
	2021	2020

Opening balance	$1,367,109	$1,367,109
Additions (1)	1,891,477	-
Impairment adjustment	-	-

Goodwill	$3,258,586	$1,367,109

(1) Addition is in the connection with the CExchange Transaction on June 9, 2021.

NOTE 8 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2021	2020
DGSE
Land	$1,640,219	$720,786
Building and improvements	2,702,292	1,317,906
Leasehold improvements	1,450,694	1,435,742
Machinery and equipment	1,056,315	1,056,315
Furniture and fixtures	526,249	504,430
Vehicles	22,859	22,859
	7,398,628	5,058,038
Less: accumulated depreciation	(2,272,620)	(2,054,294)

Sub-Total	5,126,008	3,003,744

ECHG
Building and improvements	74,162	81,149
Machinery and equipment	869,244	220,417
Furniture and fixtures	101,494	93,827
Vehicles	86,609	-
	1,131,509	395,393
Less: accumulated depreciation	(138,404)	(71,058)

Sub-Total	993,105	324,335

Envela
Land	1,106,664	1,106,664
Building and improvements	2,456,324	2,456,324
Machinery and equipment	23,676	5,407

	3,586,664	3,568,395
Less: accumulated depreciation	(58,307)	(7,873)

Sub-Total	3,528,357	3,560,522

	$9,647,470	$6,888,601

On July 30, 2021, DGSE closed the purchase of a new retail building located at 9166 Gaylord Parkway in Frisco, Texas for $2,215,500. The purchase was partly financed through a $1.772 million, 5 year loan, bearing an annual interest rate of 3.75%, amortized over 20 years, payable to Texas Bank and Trust. The note has monthly interest and principal payments of $10,509.

NOTE 9 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,
	2021	2020
DGSE
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(253,002)	(203,502)

Subtotal	118,350	167,850

ECHG
Trademarks	1,483,000	1,483,000
Customer Contracts	1,873,000	1,873,000
	3,356,000	3,356,000
Less: accumulated amortization	(783,077)	(531,377)

Subtotal	2,572,923	2,824,623

	$2,691,273	$2,992,473

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2021:

	DGSE	ECHG	Total

2021 (excluding the nine months ending September 30, 2021)	$16,500	$83,900	$100,400
2022	66,000	335,600	401,600
2023	30,350	335,600	365,950
2024	5,500	335,600	341,100
2025	-	335,600	335,600
Thereafter	-	1,146,623	1,146,623

	$118,350	$2,572,923	$2,691,273

NOTE 10— ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
DGSE
Accrued interest	$16,963	$10,057
Board member fees	-	7,500
Payroll	164,129	155,635
Property taxes	175,173	26,435
Sales tax	66,135	180,609
Other administrative expenss	8,537	13,525

Subtotal	430,937	393,761

ECHG
Accrued interest	15,644	17,086
Payroll	375,398	119,327
Property tax	20,500	20,500
Other accrued expenses	51,199	10,574

Subtotal	462,741	167,487

Envela
Accrued interest	6,138	7,884
Payroll	35,250	10,745
Professional fees	159,712	142,635
Property Tax	65,700	-
Other administrative expenses	1,400	8,433
State income tax	86,784	113,379

Subtotal	354,984	283,076

	$1,248,662	$844,324

NOTE 11 — SEGMENT INFORMATION

We determine our business segments based upon an internal reporting structure. Our financial performance is based on the following segments: DGSE and ECHG.

The DGSE segment includes Dallas Gold & Silver Exchange, which has six retail stores in the Dallas/Fort Worth Metroplex, and Charleston Gold & Diamond Exchange, which has one retail store in Mt. Pleasant, South Carolina.

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

The following separates DGSE and ECHG’s financial results of operations for the three months ended September 30, 2021 and 2020:

	For The Three Months Ended September 30,
	2021			2020
	DGSE	ECHG	Consolidated	DGSE	ECHG	Consolidated

Revenue:
Sales	$25,482,379	$12,198,390	$37,680,769	$28,137,174	$10,673,710	$38,810,884
Cost of goods sold	22,422,881	7,147,772	29,570,653	24,704,214	6,943,273	31,647,487

Gross profit	3,059,498	5,050,618	8,110,116	3,432,960	3,730,437	7,163,397

Expenses:
Selling, general and administrative expenses	1,772,034	3,458,439	5,230,473	1,703,394	2,166,279	3,869,673
Depreciation and amortization	98,787	117,389	216,176	79,190	100,592	179,782

	1,870,821	3,575,828	5,446,649	1,782,584	2,266,871	4,049,455

Operating income	1,188,677	1,474,790	2,663,467	1,650,376	1,463,566	3,113,942

Interest expense	79,563	109,290	188,853	53,931	101,868	155,799
Other income (expense):
Gain on forgiveness of Federal Loan	675,210	992,990	1,668,200	-	-	-
Write-off of notes receivable and accrued interest receivable	-	(949,174)	(949,174)	-	-	-
Other, net	(37,823)	(22,961)	(60,784)	1,208	25,746	26,954

Income before income taxes	1,746,501	1,386,355	3,132,856	1,597,653	1,387,444	2,985,097

Income tax expense	10,288	16,167	26,455	167	106	273

Net income	$1,736,213	$1,370,188	$3,106,401	$1,597,486	$1,387,338	$2,984,824

The following separates DGSE’s and ECHG’s financial results of operations for the nine months ended September 30, 2021 and 2020:

	For The Nine Months Ended September 30,
	2021			2020
	DGSE	ECHG	Consolidated	DGSE	ECHG	Consolidated

Revenue:
Sales	$67,409,204	$29,486,012	$96,895,216	$62,849,787	$22,335,847	$85,185,634
Cost of goods sold	58,445,075	16,907,871	75,352,946	55,437,880	12,811,819	68,249,699

Gross profit	8,964,129	12,578,141	21,542,270	7,411,907	9,524,028	16,935,935

Expenses:
Selling, general and administrative expenses	5,444,366	8,770,561	14,214,927	5,121,568	6,189,975	11,311,543
Depreciation and amortization	293,044	344,263	637,307	235,471	303,746	539,217

	5,737,410	9,114,824	14,852,234	5,357,039	6,493,721	11,850,760

Operating income	3,226,719	3,463,317	6,690,036	2,054,868	3,030,307	5,085,175

Interest expense	216,740	328,839	545,579	142,824	302,587	445,411
Other income (expense):
Gain on forgiveness of Federal Loan	675,210	992,990	1,668,200	-	-	-
Write-off of notes receivable and accrued interest receivable	-	(949,174)	(949,174)	-	-	-
Other, net	193,368	300,844	494,212	37,654	82,856	120,510

Income before income taxes	3,878,557	3,479,138	7,357,695	1,949,698	2,810,576	4,760,274

Income tax expense	38,178	51,732	89,910	12,714	22,413	35,127

Net income	$3,840,379	$3,427,406	$7,267,785	$1,936,984	$2,788,163	$4,725,147

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

The following disaggregation of total revenue is listed by sales category and segment for the three months ended September 30, 2021 and 2020:

CONSOLIDATED	Three Months Ended September 30,
	2021			2020
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$23,407,095	$2,645,445	11.3%	$27,101,477	$3,139,884	11.6%
Recycled	2,075,284	414,053	20.0%	1,035,697	293,076	28.3%

Subtotal	25,482,379	3,059,498	12.0%	28,137,174	3,432,960	12.2%

ECHG
Resale	8,288,951	3,450,652	41.6%	7,812,553	2,376,406	30.4%
Recycled	3,909,439	1,599,966	40.9%	2,861,157	1,354,031	47.3%

Subtotal	12,198,390	5,050,618	41.4%	10,673,710	3,730,437	34.9%

	$37,680,769	$8,110,116	21.5%	$38,810,884	$7,163,397	18.5%

The following disaggregation of total revenue is listed by sales category and segment for the nine months ended September 30, 2021 and 2020:

CONSOLIDATED	Nine Months Ended September 30,
	2021			2020
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$61,621,574	$7,781,229	12.6%	$59,065,343	$6,632,131	11.2%
Recycled	5,787,630	1,182,900	20.4%	3,784,444	779,776	20.6%

Subtotal	67,409,204	8,964,129	13.3%	62,849,787	7,411,907	11.8%

ECHG
Resale	21,625,853	9,082,521	42.0%	15,595,813	5,818,672	37.3%
Recycled	7,860,159	3,495,620	44.5%	6,740,034	3,705,356	55.0%

Subtotal	29,486,012	12,578,141	42.7%	22,335,847	9,524,028	42.6%

	$96,895,216	$21,542,270	22.2%	$85,185,634	$16,935,935	19.9%

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

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to sales based on historical returns and reduced our reported revenues and cost of sales accordingly. Our return allowance as of September 30, 2021 and 2020 remained the same for both periods, at approximately $28,000.

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

Accounts Receivable: We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging. The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. DGSE had no allowance for doubtful accounts balance for the quarter ended September 30, 2021 and 2020. Some of ECHG’s customers are on payment terms, and although low risk, occasionally the need arises to record an allowance for receivables that are deemed high risk to collect. We have established an allowance for estimated uncollectable receivables related to sales based on historical collections. Our allowance as of September 30, 2021 and 2020 was $0 and $0, respectively.

Notes Receivable: We originally recorded ECHG’s notes receivable as current assets as of June 30, 2021 due to the CExchange notes maturity dates. See Note 5 above for additional information. We perform impairment evaluations on the note on December 31 of each year, or whenever business conditions or events indicate that the notes receivable may be impaired. As of December 31, 2020, based on our evaluation, no impairment was required. We subsequently performed impairment evaluations on the two notes totaling $900,000, as of September 30, 2021, after management learned that the two notes may not be recoverable. Using the guidance provided, management has concluded that ECHG should reserve the full amount of the outstanding and unpaid notes receivable of $900,000, and write-off the outstanding and unpaid accrued interest associated with the notes receivable totaling $49,174. The notes receivable of $900,000 and $49,174 of accrued interest receivable were written-off to other expense, write-off of notes receivable and accrued interest receivable as of September 30, 2021.

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

The Company has six operating leases as of September 30, 2021—five in the Dallas/Fort Worth Metroplex and one in Charleston, South Carolina. In anticipation of the expiration of the new lease for DGSE’s flagship store at 13022 Preston Road, Dallas, Texas on October 31, 2021, a new lease has been executed and will commence on November 1, 2021. The new lease will expire on January 31, 2027, with an option for DGSE to extend the lease for an additional five years, at market rate as determined by the prevailing market rate for comparable space in comparable buildings in the vicinity. The lease for DGSE’s Grand Prairie, Texas location expires June 30, 2022, and has no current renewal options. The lease for DGSE’s Mt Pleasant, South Carolina location expires April 30, 2025, with no additional renewal options. The lease for DGSE’s Euless, Texas location expires June 30, 2025, with an option for an additional five years. ECHG’s Echo, located on W. Belt Line Road, in Carrollton, Texas, renewed their lease starting January 1, 2021 for 61 months, expiring January 31, 2026. ECHG’s lease for ITAD USA’s location on McKenzie Drive in Carrollton, Texas expired July 31, 2021 and was not renewed. ITAD USA moved its operations to the new CEX location on Realty Road in Carrollton, Texas, the lease for which was assigned to CEX effective June 8, 2021 as part of the CExchange Transaction and under which ITAD USA is permitted to utilize the space. The lease expires December 31, 2021, and this location is under review as to whether to pursue a lease renewal. Pursuant to the assignment of the CExchange lease to CEX, the lease is considered short-term and therefore does not fall under the rules to be reported as a Right of Use asset. As such, it will be reported as an operating lease. All of the Company’s seven leases as of September 30, 2021 are triple net, for which it pays its proportionate share of common area maintenance, property taxes and property insurance. Leasing costs for the three months ended September 30, 2021 and 2020 were $620,829 and $421,790, respectively. Leasing costs for the nine months ended September 30, 2021 and 2020 were $1,516,262 and $1,071,066, respectively, comprised of a combination of minimum lease payments and variable lease costs.

As of September 30, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 3.5 years and 5.5%, respectively. For the three months ended September 30, 2021 and 2020, the Company’s cash paid for operating lease liabilities was $619,584 and $428,241 respectively. For the nine months ended September 30, 2021 and 2020, the Company’s cash paid for operating lease liabilities was $1,496,524 and $1,100,280, respectively.

Future annual minimum lease payments as of September 30, 2021:

Operating
Leases
DGSE
2021 (excluding the nini months ending September 30, 2021)	$133,407
2022	516,458
2023	499,984
2024	507,414
2025	364,269
2026 and thereafter	333,114

Total minimum lease payments	2,354,646
Less imputed interest	(223,086)

DGSE Subtotal	2,131,560

ECHG
2021 (excluding the nine months ending September 30, 2021)	192,649
2022	784,599
2023	806,175
2024	828,345
2025	851,125
2026 and thereafter	72,878

Total minimum lease payments	3,535,771
Less imputed interest	(334,728)

ECHG Subtotal	3,201,043

Total	5,332,603

Less current portion	(1,092,996)

Long-term operating lease liability	$4,239,607

NOTE 14 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted weighted average common shares for the three months ended September 30, 2021 and 2020 is as follows:

	For the Three Months Ended
	September 30,
	2021	2020

Basic weighted average shares	26,924,631	26,924,381
Effect of potential dilutive securities	15,000	15,250
Diluted weighted average shares	26,939,631	26,939,631

A reconciliation of basic and diluted weighted average common shares for the nine months ended September 30, 2021 and 2020 is as follows:

	For the Nine Months Ended
	September 30,
	2021	2020

Basic weighted average shares	26,924,631	26,924,381
Effect of potential dilutive securities	15,000	15,250
Diluted weighted average shares	26,939,631	26,939,631

For the three and nine months ended September 30, 2021 and 2020, there were 15,000 and 15,250 common stock options, warrants, and Restricted Stock Units (RSUs) unexercised, respectively. For the three and nine months ended September 30, 2021 and 2020, there were no anti-dilutive shares.

NOTE 15 — LONG-TERM DEBT

Long-term debt consists of the following:

	Outstanding Balance
	September 30,	December 31,	Current
	2021	2020	Interest Rate	Maturity
DGSE
Note payable, related party (1)	$2,796,449	$2,863,715	6.00%	May 16, 2024
Note payable, Truist Bank (2)	917,595	942,652	3.65%	July 9, 2030
Note payable, Texas Bank & Trust (3)	478,668	491,852	3.75%	September 14, 2025
Note payable, Texas Bank & Trust (6)	1,766,225	-	3.75%	July 31, 2026

DGSE Sub-Total	5,958,937	4,298,219

ECHG
Note payable, related party (1)	6,344,572	6,496,127	6.00%	May 16, 2024

Envela
Note payable, Texas Bank & Trust (4)	2,872,044	2,951,379	3.25%	Novemeber 4, 2025
Note payable (5)	-	1,668,200

Envela Sub-Total	2,872,044	4,619,579

Sub-Total	15,175,553	15,413,925

Current portion	550,256	2,120,457

	$14,625,297	$13,293,468

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

(4) On November 4, 2020, 1901 Gateway Holdings, LLC, a wholly owned subsidiary of the Company, closed on the purchase of a new office building located at 1901 Gateway Drive, Irving, Texas for $3.521 million. The building was partially financed through a $2.96 million, 5 year loan (the “TB&T Irving Loan”), bearing an interest rate of 3.25%, amortized over 20 years, payable to Texas Bank and Trust. The note has monthly interest and principal payments of $16,792.

(5) The Company applied for and received, on April 20, 2020, approximately $1.67 million, 1% interest, federally backed loan intended to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic (the “Federal Loan”), with Truist Bank (f/k/a BB&T Bank) as lender. The Federal Loan was forgivable to the extent that certain criteria are met. We applied to the Small Business Administration for the forgiveness of the Federal Loan during the fourth quarter ended December 31, 2020. The Federal Loan was forgiven effective April 1, 2021 but notification was not sent to the Company until the third quarter of 2021.

(6) On July 30, 2021, 9166 Gaylord Holdings, LLC, a wholly owned subsidiary of DGSE, closed the purchase of a new retail building located at 9166 Gaylord Parkway in Frisco, Texas for $2,215,500. The purchase was partly financed through a $1,772,000, 5 year loan (the “TB&T Frisco Loan”), bearing an annual interest rate of 3.75%, amortized over 20 years, payable to Texas Bank and Trust. The note has monthly interest and principal payments of $10,509.

Future scheduled principal payments of our notes payable and notes payable, related party, as of September 30, 2021 are as follows:

Note payable, related party - DGSE

Year Ending December 31,	Amount

2021 (excluding the nine months ended September 30, 2021)	$24,359
2022	100,702
2023	106,913
2024	2,564,475

Subtotal	$2,796,449

Note payable, Truist Bank - DGSE

Year Ending December 31,	Amount

2021 (excluding the nine months ended September 30, 2021)	$8,495
2022	34,682
2023	35,988
2024	37,342
2025	38,748
Thereafter	762,340

Subtotal	$917,595

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2021 (excluding the nine months ended September 30, 2021)	$4,362
2022	17,812
2023	18,492
2024	19,197
2025	418,805

Subtotal	$478,668

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2021 (excluding the nine months ended September 30, 2021)	$17,263
2022	70,314
2023	72,634
2024	75,030
2025	77,505
Thereafter	1,453,479

Subtotal	$1,766,225
Note payable, related party - ECHG

Year Ending December 31,	Amount

2021 (excluding the nine months ended September 30, 2021)	$54,300
2022	224,460
2023	238,305
2024	5,827,507

Subtotal	$6,344,572

Note payable, Texas Bank & Trust - Envela

Year Ending December 31,	Amount

2021 (excluding the nine months ended September 30, 2021)	$26,666
2022	108,896
2023	112,558
2024	116,344
2025	2,507,580

Subtotal	$2,872,044

$15,175,553

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

There was no stock-based compensation expense for the nine months ended September 30, 2021 and 2020.

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

For the three months ended September 30, 2021 and 2020, the Company paid Mr. Loftus $157,366 and $158,748 respectively, in interest on the Company’s outstanding notes payable, related party. For the nine months ended September 30, 2021 and 2020, the Company paid Mr. Loftus $442,719 and $442,550, respectively, in interest on the Company’s outstanding notes payable, related party.

NOTE 18 — SUBSEQUENT EVENTS

On November 1, 2021, ECHG purchased the assets and liabilities of Avail Recovery Solutions, LLC, an Arizona limited liability company pursuant to an Asset Purchase Agreement dated November 1, 2021 for $4.5 million. The purchase closed with an initial payment of $2.5 million and $2.0 million to be paid by twelve (12) payments of $166,666.67 starting after 90 days after November 1, 2021.

The coronavirus disease 2019 (COVID-19) pandemic has adversely affected global economic business conditions. Future sales on products like ours could decline or fluctuate due to increased or fluctuating commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted, nor can the timing of the development, distribution and acceptance of effective vaccines, booster shots or other treatments for potential COVID-19 divergent strains, including the Delta variant. In addition, the effects of the COVID-19 pandemic are subject to, among other things, the effect of government responses to the pandemic on our operations, including vaccine mandates, impacts of the pandemic on global and domestic economic conditions, including with respect to commercial activity, our customers and business partners, as well as consumer preferences and demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2020 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Envela Overview

The Company operates through two recommerce business segments represented by its two direct subsidiaries. DGSE focuses on the recommercialization of luxury hard assets, and ECHG focuses on the recommercialization of business IT equipment and consumer electronic devices.

Through DGSE, the Company recommercializes luxury hard assets and operates the Dallas Gold and Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands (collectively, “DGSE”). Through ECHG, the Company recommercializes business IT equipment and consumer electronic devices and operates Echo, ITAD USA and Teladvance. Echo focuses on end-of-life electronics recycling and sustainability, ITAD USA provides IT equipment disposition, including compliance and data sanitization services, and Teladvance operates as a value-added reseller by providing offerings and services to companies looking either to upgrade capabilities or dispose of equipment. In addition to its operations through DGSE and ECHG, Envela also leases unused space at its Company headquarters in Irving, Texas to commercial tenants.

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

For additional information regarding DGSE, see “Item 1. Business - Operating Segments - DGSE Segment.” in the Company’s 2020 Annual Report.

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

Precious metals pricing rises and falls based upon global supply and demand dynamics. Gold prices surged during the beginnings of the COVID-19 pandemic, starting at $1,523 an ounce, as determined by the London AM Fix on January 1, 2020, and rose strongly during the first half of 2020 peaking at $2,060 an ounce during August. However, gold prices dipped from the peak to close at $1,891 an ounce, as determined by the London PM Fix on December 31, 2020, registering a 24% increase during fiscal year 2020. Gold prices declined during the nine months ending September 30, 2021 by 8% to $1,743 an ounce as determined by the London PM Fix. Gold prices decreased 1% for the three months ending September 30, 2021, from $1,763 an ounce on June 30, 2021, as determined by the London PM Fix.

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

DGSE Growth and Expansion

Our strategy is to expand the number of locations we operate through opening new (“de novo”) locations in both current markets of Dallas/Fort Worth, Texas and Charleston, South Carolina and potential new markets. Our ability to add new stores is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel. We see opportunity for further expansion through de novo openings in the United States. The Company expects capital expenditures over the next twelve months including potential purchase of additional properties by DGSE.

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

The pandemic, together with the recent economic downturn and civil unrest, have affected the recommerce business in unpredictable ways, but Envela experienced that there were fewer customers raising money by selling items, despite higher unemployment. Government stimulus checks, eviction moratoriums and forbearances on mortgages and student loans may have contributed and may still be contributing to this effect. For more information, see Note 18 to our interim condensed consolidated financial statements. To date, this drop has been offset by other areas of our business. This diversity, combined with ECHG and DGSE’s continued focus on disciplined operations, makes us optimistic for our future success.

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

Results of Operations

General

The following disaggregation of total revenue is listed by sales category and segment for the three months ended September 30, 2021 and 2020:

CONSOLIDATED	Three Months Ended September 30,
	2021			2020
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$23,407,095	$2,645,445	11.3%	$27,101,477	$3,139,884	11.6%
Recycled	2,075,284	414,053	20.0%	1,035,697	293,076	28.3%

Subtotal	25,482,379	3,059,498	12.0%	28,137,174	3,432,960	12.2%

ECHG
Resale	8,288,951	3,450,652	41.6%	7,812,553	2,376,406	30.4%
Recycled	3,909,439	1,599,966	40.9%	2,861,157	1,354,031	47.3%

Subtotal	12,198,390	5,050,618	41.4%	10,673,710	3,730,437	34.9%

	$37,680,769	$8,110,116	21.5%	$38,810,884	$7,163,397	18.5%

The following disaggregation of total revenue is listed by sales category and segment for the nine months ended September 30, 2021 and 2020:

CONSOLIDATED	Nine Months Ended September 30,
	2021			2020
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$61,621,574	$7,781,229	12.6%	$59,065,343	$6,632,131	11.2%
Recycled	5,787,630	1,182,900	20.4%	3,784,444	779,776	20.6%

Subtotal	67,409,204	8,964,129	13.3%	62,849,787	7,411,907	11.8%

ECHG
Resale	21,625,853	9,082,521	42.0%	15,595,813	5,818,672	37.3%
Recycled	7,860,159	3,495,620	44.5%	6,740,034	3,705,356	55.0%

Subtotal	29,486,012	12,578,141	42.7%	22,335,847	9,524,028	42.6%

	$96,895,216	$21,542,270	22.2%	$85,185,634	$16,935,935	19.9%

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

Revenue. Revenue related to DGSE’s continuing operations decreased by $2,654,795, or 9%, during the three months ended September 30, 2021, to $25,482,379, as compared to revenue of $28,137,174 during the same period in 2020. Resale revenue, such as bullion, jewelry, watches and rare coins, decreased by $3,694,382, or 14%, during the three months ended September 30, 2021, to $23,407,095 as compared to resale revenue of $27,101,477 during the same period in 2020. Recycled-material sales increased 100% to $2,075,284 for the three months ended September 30, 2021, as compared to recycled-material sales of $1,035,697, for the three months ended September 30, 2020. Revenue decreased for resale items for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the lifting of certain governmental orders to refrain from non-essential items that were effective during the three months ended September 30, 2020, thus releasing pent-up purchasing demand. Revenue increased for recycled items for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to additional refiner capacity and production after the lifting of certain governmental restrictions that were effective during the three months ended September 30, 2020.

Revenue related to ECHG’s continuing operations for the three months ended September 30, 2021 increased by $1,524,680, or 14%, to $12,198,390, as compared to revenue of $10,673,710 during the same period in 2020. Resale revenue increased by $476,398, or 6%, to $8,288,951, for the three months ended September 30, 2021, as compared to revenue of $7,812,553 during the three months ended September 30, 2020. Recycled sales increased by $1,048,282 or 37%, to $3,909,439 for the three months ended September 30, 2021, as compared to recycled sales of $2,861,157 for the three months ended September 30, 2020. Revenue increased for resale and recycled items for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due to the COVID-19 pandemic slowing wholesale operations during the three months ended September 30, 2020.

The Company has had no layoffs to-date or terminations due to the pandemic, and we continue to exercise the safety protocols established by the Company at the start of the pandemic. The Company continues to operate at full strength and will take measures to keep our employees safe where possible.

Gross Profit. Gross profit related to DGSE’s operations for the three months ended September 30, 2021, decreased by $373,462 or 11%, to $3,059,498 as compared to gross profit of $3,432,960 during the same period in 2020. Resale gross profit decreased by $494,439, or 16%, to $2,645,445 for the three month ended September 30, 2021, as compared to resale gross profit of $3,139,884 during the three months ended September 30, 2020. Recycled gross profit increased by $120,977, or 41%, to $414,053 for the three months ended September 30, 2021, as compared to recycled gross profit of $293,076 during the three months ended September 30, 2020. The decrease in resale gross profit was due primarily to the decreased sales. The increase in recycled gross profit for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, was due primarily to increased revenue.

Gross profit related to ECHG for the three months ended September 30, 2021 increased by $1,320,181, or 35%, to $5,050,618 as compared to gross profit of $3,730,437 during the same period in 2020. Gross profit for resale revenue for the three months ended September 30, 2021 increased by $1,074,246, or 45%, to $3,450,652, as compared to gross profit for resale revenue $2,376,406 during the same period in 2020. Gross profit for recycled sales for the three months ended September 30, 2021 increased $245,935, or 18%, to $1,599,966, as compared to gross profit for recycled sales of $1,354,031, during the same period in 2020. The gross profit increase for the resale and recycled items for the three months ended September 30, 2021, compared to the three months ended September 30, 2020 is primarily due to the increased sales in each category.

Selling, General and Administrative Expenses. For the three months ended September 30, 2021, SG&A expenses for DGSE increased by $68,640 or 4%, to $1,772,034, as compared to SG&A expenses of $1,703,394 during the same period in 2020. The increase in SG&A expenses was primarily due to increased expenses from two new locations in Lewisville and Grapevine Texas that were placed in service during the fourth quarter of the fiscal year ended December 31, 2020.

For the three months ended September 30, 2021, SG&A expenses for ECHG increased by $1,292,160 or 60%, to $3,458,439, as compared to SG&A expenses of $2,166,279 during the same period in 2020. The increase in SG&A expenses was primarily due to the loss of rent received from the sublet tenant of $95,000 that was netted against rent during the three months ended September 30, 2020 and an increase in wages and employee expenses of approximately $900,000 to prepare for increased business from relaxed restrictions from COVID-19.

Depreciation and Amortization. For the three months ended September 30, 2021, depreciation and amortization expense for DGSE was $98,787, compared to an expense of $79,190 for the same period in 2020, an increase of $19,597, or 25%. The increase of $19,597 from the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is primarily due to the new buildings placed in service during the fourth quarter of the fiscal year ended December 31, 2020.

For the three months ended September 30, 2021, depreciation and amortization expense for ECHG was $117,389, compared to an expense of $100,592 for the same period in 2020, an increase of $16,797, or 17%. The increase of $16,797 from the three months ended September 30, 2021 compared to the three months ended September 30, 2020, is primarily due to depreciation of the Company’s office building in Irving, Texas, split between the two business segments with one-half of the depreciation allocated to ECHG. The building was placed in service during the fourth quarter of the fiscal year ended December 31, 2020.

Interest Expense.  For the three months ended September 30, 2021, interest expense for DGSE was $79,563, an increase of $25,632 or 48%, compared to interest expense of $53,931 during the same period in 2020. This increase was primarily the result of additional DGSE loans to finance recent real estate acquisitions, as discussed above.

For the three months ended September 30, 2021, interest expense for ECHG was $109,290, an increase of $7,422 or 7%, compared to interest expense of $101,868 during the same period in 2020.  This increase was primarily the result of the loan to finance the corporate office building in Irving, Texas where the interest expensed is split between the two business segments.

Gain on Forgiveness of Federal Loan.  For the three months ended September 30, 2021, other income, gain on forgiveness of Federal Loan for DGSE was $675,210, an increase of $675,210, compared to other income, gain on forgiveness of Federal Loan of $0 during the same period in 2020. The Small Business Administration, through Truist Bank (f/k/a BB&T), forgave the total Federal Loan of $1,668,200, of which DGSE’s portion was $675,210 forgiven for the quarter ended September 30, 2021.

For the three months ended September 30, 2021, other income, gain on forgiveness of Federal Loan for ECHG was $992,990, an increase of $992,990, compared to other income, gain on forgiveness of Federal Loan of $0 during the same period in 2020. The Small Business Administration, through Truist Bank (f/k/a BB&T), forgave the total Federal Loan of $1,668,200, of which ECHG’s portion was $992,990 forgiven for the quarter ended September 30, 2021.

Write-off of Note Receivables and Accrued Interest Receivable.  For the three months ended September 30, 2021, other expense, write-off of notes receivables for ECHG was $949,174, an increase of $949,174 compared to other expense, write-off of notes receivables and accrued interest receivable of $0 during the same period in 2020.  The increase was due to two notes receivables due from CExchange of $900,000 and associated accrued interest receivable of $49,174 written-off during the quarter ended September 30, 2021.

Other.  For the three months ended September 30, 2021, other expense for DGSE was $37,823, an increase of $39,031, compared to other income of $1,208 during the same period in 2020. The increase in expense was primarily due to DGSE’s portion of expense of our corporate building operating expenses not being netted to the corporate building’s income in prior quarters and correcting during the quarter ending September 30, 2021.

For the three months ended September 30, 2021, other expense for ECHG was $22,961, an increase of $48,707, compared to other income of $25,746 during the same period in 2020. The increase in expense was primarily due to ECHG’s portion of expense of our corporate building operating expenses not being netted to the corporate building’s income in prior quarters and correcting during the quarter ending September 30, 2021.

For the three months ended September 30, 2021, interest expense for ECHG was $109,290, an increase of $7,422 or 7%, compared to interest expense of $101,868 during the same period in 2020. This increase was primarily the result of the loan to finance the corporate office building in Irving, Texas where the interest expensed is split between the two business segments.

Income Tax Expense. For the three months ended September 30, 2021, income tax expense was $26,455, an increase of $26,182, compared to income tax expense of $273 for the three months ended September 30, 2020. The effective income tax rate was 1.0% and 0% for the three months ended September 30, 2021 and September 30, 2020, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes, non-deductible expenses and changes in the valuation allowance in relation to the deferred tax asset for net operating loss carryforwards.

Net Income. We recorded a net income of $3,106,401 for the three months ended September 30, 2021, compared to a net income of $2,984,824 for the three months ended September 30, 2020, an increase in net income of $121,577, which is due primarily to increased gross profit and an increase in other income, offset with an increase in SG&A expenses.

Earnings Per Share. For the three months ended September 30, 2021, our net income per basic and diluted shares attributable to holders of our Common Stock was $0.12, compared to $0.11 per basic and diluted shares attributable to holders of our Common Stock for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

Revenues. Revenues related to DGSE’s operations increased by $4,559,417, or 7%, during the nine months ended September 30, 2021, to $67,409,204, as compared to revenue of $62,849,787 during the same period in 2020. Resale revenue, such as bullion, jewelry, watches and rare coins, increased $2,556,231, to $61,621,574 for the nine months ended September 30, 2021, or 4%, compared to resale revenue of $59,065,343 during the nine months ended September 30, 2020. Recycled revenue increased $2,003,186 to $5,787,630 for the nine months ended September 30, 2021, or approximately 53%, compared to recycled revenue of $3,784,444 during the nine months ended September 30, 2020. Revenues increased for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to the COVID-19 pandemic, which slowed down the increase in our velocity of sales for the nine months ended September 30, 2020.

Revenue related to ECHG’s continuing operations for the nine months ended September 30, 2021 increased by $7,150,165, or 32%, to $29,486,012, as compared to revenue of $22,335,847 during the same period in 2020. Resale revenue increased by $6,030,040, or 39%, to $21,625,853, for the nine months ended September 30, 2021, as compared to resale revenue of $15,595,813 during the nine months ended September 30, 2020. Recycled sales increased by $1,120,125, or 17%, to $7,860,159 for the nine months ended September 30, 2021, as compared to recycled sales of $6,740,034 for the nine months ended September 30, 2020. Revenue increased for resale and recycled items for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, due to the COVID-19 pandemic slowing during the nine months ended September 30, 2021, as compared to the shutdowns stemming from the pandemic and dampening effect on ECHG’s customers during the nine months ended September 30, 2020.

Gross Profit. Gross profit related to DGSE’s operations for the nine months ended September 30, 2021, increased by $1,552,222 or 21%, to $8,964,129 as compared to gross profit of $7,411,907 during the same period in 2020. Resale gross profit increased by $1,149,098, or 17%, to $7,781,229 for the nine month ended September 30, 2021, as compared to resale gross profit of $6,632,131 during the nine months ended September 30, 2020. Recycled gross profit increased by $403,124, or 52%, to $1,182,900 for the nine months ended September 30, 2021, as compared to recycled gross profit of $779,776 during the nine months ended September 30, 2020. The increase in resale and recycled gross profit was due primarily to the increased sales in each category plus the increased overall gross-margin percent for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Gross profit related to ECHG for the nine months ended September 30, 2021, increased by $3,054,113, or 32%, to $12,578,141 as compared to gross profit of $9,524,028 during the same period in 2020. Gross profit for resale revenue for the nine months ended September 30, 2021 increased by $3,263,849, or 56% to $9,082,521, as compared to gross profit for resale revenue of $5,818,672 during the same period in 2020. Gross profit for recycled sales for the nine months ended September 30, 2021, decreased $209,736, or 6% to $3,495,620, as compared to gross profit for recycle sales of $3,705,356, during the same period in 2020. The gross profit increase for resale revenue for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 is primarily due to the increased sales and increase in gross margin percentage. The gross profit decrease for recycled revenue for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 is primarily due to the reduced gross profit margin from 55% for the nine months ended September 30, 2020 to 44.5% for the nine months ended September 30, 2021.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2021, DGSE’s SG&A expenses increased by $322,798, or 6%, to $5,444,366, as compared to SG&A expenses of $5,121,568 during the same period in 2020. The increase in SG&A expenses was primarily due to the addition of two new retail locations for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, SG&A expenses for ECHG increased by $2,580,586 or 42%, to $8,770,561, as compared to SG&A expenses of $6,189,975 during the same period in 2020. The increase in SG&A expenses was primarily due to the loss of rent received from sublet tenant of $285,000 that was netted against rent during the nine months ended September 30, 2020 and increasing the infrastructure of ECHG to support the drive to increase revenue.

Depreciation and Amortization. For the nine months ended September 30, 2021, DGSE’s depreciation and amortization expense was $293,044, compared to an expense of $235,471 for the same period in 2020. The increase is primarily due to adding new buildings placed in service during the fourth quarter of the fiscal year ended December 31, 2020.

For the nine months ended September 30, 2021, depreciation and amortization expense for ECHG was $344,263, compared to an expense of $303,746 for the same period in 2020, an increase of $40,517, or 13%. The increase of $40,517 from the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, is primarily due to adding the depreciation of the Company’s office building in Irving, Texas, split between the two business segments with one-half of the depreciation allocated to ECHG. The building was placed in service during the fourth quarter of the fiscal year ended December 31, 2020.

Interest Expense.  For the nine months ended September 30, 2021, the interest expense for DGSE was $216,740, an increase of $73,916, or 52%, compared to interest expense of $142,824 during the same period in 2020.  This increase was primarily the result of additional DGSE loans to finance recent real estate acquisitions, as discussed above.

For the nine months ended September 30, 2021, interest expense for ECHG was $328,839, an increase of $26,252 or 9%, compared to interest expense of $302,587 during the same period in 2020.  This increase was primarily the result of the additional loan to finance the office building acquisition in Irving, Texas where the interest expensed is split between the two business segments.

Gain on Forgiveness of Federal Loan.  For the nine months ended September 30, 2021, other income, gain on forgiveness of Federal Loan for DGSE was $675,210, an increase of $675,210, compared to other income, gain on forgiveness of Federal Loan of $0 during the same period in 2020. The Small Business Administration, through Truist Bank (f/k/a BB&T), forgave the total Federal Loan of $1,668,200, of which DGSE’s portion was $675,210, forgiven during the quarter ended September 30, 2021.

For the nine months ended September 30, 2021, other income, gain on forgiveness of Federal Loan for ECHG was $992,990, an increase of $992,990, compared to other income, gain on forgiveness of Federal Loan of $0 during the same period in 2020. The Small Business Administration, through Truist Bank (f/k/a BB&T), forgave the total Federal Loan of $1,668,200, of which ECHG’s portion was $992,990, forgiven during the quarter ended September 30, 2021.

Write-off of Note Receivables and Accrued Interest Receivable.  For the nine months ended September 30, 2021, other expense, write-off of notes receivables for ECHG was $949,174, an increase of $949,174 compared to other expense, write-off of notes receivables and accrued interest receivable of $0 during the same period in 2020.  The increase was due to two notes receivables due from CExchange of $900,000 and associated accrued interest receivable of $49,174 written-off during the quarter ended September 30, 2021.

Other.  For the nine months ended September 30, 2021, other income for DGSE was $193,368, an increase of $155,714, compared to other income of $37,654 during the same period in 2020. The increase in income was primarily due to DGSE’s portion of income over expenses for our corporate building during the nine months ended September 30, 2021.

For the nine months ended September 30, 2021, other income for ECHG was $300,844, an increase of $217,988, compared to other income of $82,856 during the same period in 2020. The increase in income was primarily due to DGSE’s portion of income over expenses for our corporate building during the nine months ended September 30, 2021.

Income Tax Expense. For the nine months ended September 30, 2021, income tax expense was $89,910, an increase of $54,783, or 156%, compared to income tax expense of $35,127 for the nine months ended September 30, 2020. The effective income tax rate was 1.0% and 1.0% for the nine months ended September 30, 2021 and 2020, respectively. Differences between our effective income tax rate and the U.S federal statutory rate are the result of state taxes, non-deductible expenses, changes in reserves for uncertain tax positions and unused net operating loss carryforwards.

Net Income. We recorded a net income of $7,267,785 for the nine months ended September 30, 2021, compared to a net income of $4,275,147 for the nine months ended September 30, 2020, an increase in net income of $2,992,638, which is due primarily from an increase in sales of approximately 14% for the nine months ended September 30, 2021, as compared to sales from the nine months ended September 30, 2020.

Earnings Per Share. For the nine months ended September 30, 2021, the net income per basic and diluted shares attributable to common stockholders was $0.27, compared to $0.18 per basic and diluted shares for the nine months ended September 30, 2020.

Liquidity and Capital Resources

During the nine months ended September 30, 2021, cash flows provided by operations totaled $1,026,457, and during the nine months ended September 30, 2020, cash flows provided by operations totaled $3,234,699, a decrease of $2,208,242. Cash provided by operations for the nine months ended September 30, 2021 was driven largely by net income added to non-cash items of depreciation, amortization, bad debt, gain on forgiveness of notes receivable and forgiveness of Federal Loan of $7,214,598, an increase in customer deposits and other liabilities of $511,610 and an increase in accounts payable and accrued expenses of $100,952, offset by an increase in trade receivables of $2,871,070, an increase in inventories of $2,647,432, an increase in prepaid expenses of $886,591 and the increase in other assets of $417,347. Cash provided by operations for the nine months ended September 30, 2020 was driven largely by the increase in accounts payable and accrued expenses of $1,006,345 and net income added to non-cash item of depreciation and amortization of $5,264,364, offset by the increase of trade receivables of $1,661,332, an increase in inventories of $1,108,062, an increase in prepaid expenses of $155,518 and the increase in other assets of $94,830.

During the nine months ended September 30, 2021 and 2020, cash flows used in investing activities totaled $3,351,141 and $3,382,591, respectively, a period-over-period decrease of $31,450. The use of cash in investing activities during the nine months ended September 30, 2021 was due to the increase in notes receivable of $300,000, the purchase of additional property and equipment of $3,064,277, offset by the acquisition of CExchange’s assets and liabilities, net of cash acquired for $13,136. The use of cash in investing activities during the nine months ended September 30, 2020 was due to investing in notes receivable of $1,500,000 to CExchange and the purchase of additional property and equipment of $1,882,591.

During the nine months ended September 30, 2021, cash flows provided by financing totaled $1,429,828 and during the nine months ended September 30, 2020, cash flows provided by financing totaled $2,906,490, a period-over-period decrease of $1,476,662. The cash provided by financing during the nine months ended September 30, 2021 were proceeds from notes to purchase property of $1,772,000, offset by payments made against the notes payable of $123,352 and notes payable, related party of $218,820. The cash provided by financing during the nine months ended September 30, 2020 were proceeds from the Federal Loan received of $1,668,200 and proceeds from notes to purchase property of $1,452,000, offset by payments to notes payable of $5,289 and notes payable, related party of $208,421.

We expect our capital expenditures to total approximately $1,000,000 during the next twelve months. These expenditures will be driven by the purchase of additional equipment and the purchase of potential properties by DGSE for retail locations and the build-out of those purchased properties. The Company has no capital expenditure commitments as of September 30, 2021.

Our primary source of liquidity and capital resources currently consist of cash generated from our operating results and current borrowings, including the Related Party Loans, the Truist Lewisville Loan, the TB&T Grapevine Loan, the TB&T Irving Loan and the TB&T Frisco Loan. For more information, see Note 15 to our interim condensed financial statements, which is incorporated into this item by reference. In addition, on May 17, 2019, the Company secured a twelve month line of credit from Texas Bank and Trust for up to $1,000,000 (the “TB&T Facility”). The TB&T Facility was renewed for an additional 24 months, for a maturity date of May 16, 2022, and the limit of the TB&T Facility was increased to $3,500,000 on May 17, 2020. We maintain the TB&T Facility to help fund cash shortfalls that we may have from time to time. We do not currently anticipate the need of those funds for operations and do not currently have any amounts drawn against the TB&T Facility as of September 30, 2021.

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

The COVID-19 pandemic has adversely affected global economic business conditions. Future sales of products like ours have and may continue to decline or fluctuate due to increased or fluctuating commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact, including the impact on our liquidity and capital resources, is highly uncertain and subject to change. The duration of any such impact cannot be predicted, and the Company believes additional liquidity may be necessary to support ongoing operations during this period of uncertainty. For more information, see Note 18 to our interim condensed consolidated financial statements.

The Company leases certain of its facilities under operating leases. For more information on the minimum rental commitments under non-cancellable operating leases as of September 30, 2021, see Note 13 to our interim condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

For additional information on the COVID-19 pandemic, see Note 18 to our interim condensed consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

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

ENVELA CORPORATION (Registrant)
Date: November 4, 2021	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)

