Form 10-K
period 2021-12-31
Envela Corp
filed 2022-03-16
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ________________________

FORM 10-K

  ________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

Commission File Number 001-11048

  ________________________

ENVELA CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

  ________________________

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $36.217 million based on the closing sale price as reported on the NYSE American. As of March 15, 2022, there were 26,924,631 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

ENVELA CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2021

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company”, “Envela” refer to the consolidated business operations of Envela Corporation, the parent, and all of its direct and indirect subsidiaries.

Note About Forward-Looking Statements

This annual report on Form 10-K for the fiscal year ended December 31, 2021 (this “Form 10-K”), including but not limited to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” “typical,” “projection,” “plan,” “target,” “mission,” “intend,” “believe” or similar words. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under “Item 1A. Risk Factors” below and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereon, including without limitation, changes in our business strategy or planned capital expenditures, store growth plans, or to reflect the occurrence of unanticipated events.

PART I

Item 1

PART I

ITEM 1. BUSINESS

OUR MISSION

Envela’s mission is to empower recommerce buyers and sellers to extend the useful life of goods by reselling previously owned or used goods, or recycling goods’ materials, elements or components for sale and reuse.

OVERVIEW

Envela is a holding company owning subsidiaries engaged in the recommercialization of goods. Envela’s recommerce operations in each subsidiary reconditions previously owned or used goods for resale, or recycles products’ value by extracting materials, elements or components that can be sold. Envela’s recommerce businesses are conducted on both a retail basis and a wholesale basis through distributors, resellers, brick-and-mortar stores and online. Envela’s subsidiaries also operate a number of other related businesses and brands engaged in a variety of activities, as identified herein. Envela is domiciled in the state of Nevada, and its corporate headquarters are located in Irving, Texas.

OPERATING SEGMENTS

Envela operates through two recommerce business segments represented by its two direct subsidiaries. DGSE, LLC (“DGSE”) focuses on the recommercialization of luxury hard assets, and ECHG, LLC (“ECHG”) focuses on the recommercialization of business IT equipment and consumer electronic devices.

DGSE operates the Dallas Gold & Silver Exchange, Charleston Gold & Diamond Exchange and Bullion Express brands and primarily buys and resells or recycles luxury hard assets like jewelry, diamonds, gemstones, fine watches, rare coins and related collectibles, precious-metal bullion products, gold, silver and other precious-metals. Buying and selling items for their precious-metal content is a major method by which DGSE markets itself. DGSE also offers jewelry repair services, custom-made jewelry and consignment items, and maintains relationships with refiners for precious-metal items that are not appropriate for resale.

ECHG owns and operates Echo Environmental Holdings, LLC (“Echo”), ITAD USA Holdings, LLC (“ITAD USA”), Teladvance, LLC (“Teladvance”), CEX Holdings, LLC (“CEX”) and Avail Recovery Solutions, LLC, a Delaware limited liability company (“Avail DE”), through which it primarily buys and resells or recycles consumer electronic components and IT equipment. Echo focuses on end-of-life electronics recycling and sustainability, ITAD USA provides IT equipment disposition, including compliance and data sanitization services, Teladvance, CEX and Avail DE operate as value-added resellers by providing offerings and services to companies looking either to upgrade capabilities or dispose of equipment. Like DGSE, ECHG also maintains relationships with refiners or recyclers to which it sells valuable materials it extracts from electronics and IT equipment that are not appropriate for resale or reuse.

During the first quarter of fiscal year 2020, Envela revised the way it reviews its financial information to align more closely with its strategy to engage in diverse recommerce activities through the two principal business segments mentioned above—DGSE and ECHG. Although our Company’s overall strategy is recommerce, we feel there are distinct segments within recommerce. DGSE buys luxury hard assets, and ECHG buys consumer electronics and IT equipment, either for resale or recycling. Envela will continue to report its revenue and operating expenses based on its DGSE and ECHG operating segments.

Envela includes segment information in the notes to the financial statements. The objective of segment reporting is to provide a management approach that identifies different types of businesses within Envela and how it has organized the segments to make financial decisions.

PART I

Item 1

DGSE SEGMENT

DGSE buys to resell or recycle luxury hard assets, including jewelry, diamonds, fine watches, rare coins and currency, precious-metal bullion as well as items for their precious-metals content, and other valuables. DGSE reconditions items for resale as a whole good or component parts, or recycles them by selling recovered precious metals to refiners. These metals include gold, silver, platinum and palladium, with gold constituting the majority of our purchases and resales. DGSE resells through its retail locations or wholesale contacts. Where resale or wholesale is not appropriate, such as for crafted precious-metal items at the end of their useful lives, the items are sent to a third-party refiner and analyzed for metal content, after which they can be recycled and either sold or recrafted into new jewelry or bullion products. In addition to purchase and resale, DGSE offers on-site jewelry and watch repair and restoration services at its Dallas flagship location, located at 13022 Preston Road, Dallas, Texas 75240, and also partners with a number of consignment vendors which expands offerings at DGSE’s retail locations. DGSE also designs and offers custom bridal and fashion jewelry. As referenced above, DGSE also purchases items for their precious-metal content. Buying and selling precious metal is a major method by which DGSE markets itself.

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

DGSE operates seven retail locations: six Dallas Gold & Silver Exchange stores throughout the Dallas/Fort Worth Metroplex and one Charleston Gold & Diamond Exchange store in Mt Pleasant, South Carolina. In the fourth quarter of 2020, DGSE moved its Southlake, Texas location to Grapevine, Texas, and opened a new location in Lewisville, Texas—both suburbs of Dallas. DGSE purchased its Grapevine and Lewisville buildings. During 2021, DGSE purchased and renovated its newest retail location in Frisco, Texas—also a suburb of Dallas. The Frisco location was opened during the first quarter of Fiscal 2022. DGSE leases its store in Charleston, South Carolina and three other locations in the Dallas/Fort Worth Metroplex. DGSE’s Dallas flagship location offers on-site jewelry-repair and watch-restoration services.

We believe that the most successful DGSE locations will be those that can sustain our full retail “exchange” model: engaging in both buying and selling luxury hard assets and maintaining a robust and diverse inventory across all jewelry categories, fine watches and monetary collectibles. Helping to extend the life of luxury goods, our stores offer repair and restoration services for jewelry and watches. Examples of luxury hard assets that we buy and sell are estate and designer jewelry, fine timepieces, rare and numismatic coins, diamonds, gold, silver and other precious metals. See “Item 7. Management’s Discussion and Analysis—DGSE Precious Metals Pricing and Business Impact” for more information.

In recent years, DGSE has maintained brick-and-mortar stores throughout Dallas/Fort Worth Metroplex, making our experts accessible to provide our customers guidance and insight. We are now focusing on bringing the DGSE experience to a wider customer base through an expanded footprint. Brick-and-mortar expansion remains a top priority and strong growth opportunity for DGSE. Purchasing the Lewisville, Grapevine and Frisco stores are part of that focus. We want to continue adding new merchandise daily to an already inviting product selection and providing omnichannel and immersive consumer experiences to customers in existing and new locations.

We will continue to focus on evolving our business across the Dallas/Fort Worth Metroplex and in Charleston, South Carolina in an effort to drive efficiency across our geographical footprint and maximize profitability.

DGSE views e-commerce as a supplement, but not a replacement, to its retail locations and other operations. For more information, see “—Sales and Marketing” below.

 PART I

Item 1

ECHG SEGMENT

ECHG owns and operates Echo, ITAD USA, Teladvance and now through two asset purchases during Fiscal 2021, CEX Holdings, LLC (“CEX”) and Avail Recovery Solutions, LLC, a Delaware limited liability company (“Avail DE”). through which it buys to resell or recycle consumer electronics and IT equipment from businesses and other organizations, such as school districts. Items designated for resale as a whole or as component parts get extended operational life by first having any existing data erased and then being refurbished before resale. ECHG recycles goods by removing usable components for resale as components, or by extracting the valuable metals (or other materials) for sale to downstream recycling and refining companies that further process the metal or other materials for subsequent resale. Our customers include companies and organizations that are based both domestically and internationally. A significant amount of ECHG’s refining revenue comes through Echo from a refining partner with an international refining facility.

ECHG’s goal is to extend the useful life of electronics through recommerce whenever possible. Resale and reuse conserves energy and raw materials required to make new products and turns obsolete IT assets into revenue.

CEX was formed in connection with the purchase of the assets of CExchange, LLC a Texas limited liability company (“CExchange”), on June 9, 2021 (the “CExchange Transaction”). Avail DE was formed in connection with the purchase of the assets of Avail Recovery Solutions, LLC, an Arizona limited liability company (“Avail AZ”) on October 29, 2021 (the “Avail Transaction”).

Echo operates out of a leased warehouse in Carrollton, Texas. Teladvance, ITAD and CEX operate out of a separate warehouse in Carrollton, TX that was originally assigned in connection with the CExchange Transaction. Avail DE operates in a leased warehouse in Chandler, Arizona. This lease was assigned in connection with the Avail Transaction.

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

For more information about ECHG’s business drivers, see “Item 7. Management’s Discussion and Analysis—DGSE Business Drivers and Impacts.”

CUSTOMER TYPES

DGSE Retail Business

DGSE’s products and services are marketed through seven retail locations in Texas and South Carolina. As noted above, the brick-and-mortar retail locations operate under the Dallas Gold & Silver Exchange and Charleston Gold & Diamond Exchange brands. DGSE markets bullion products online under the Bullion Express brand.

DGSE Wholesale Business

DGSE transacts a significant amount of business with wholesalers in its industry. These wholesale transactions occur at industry-specific trade shows held periodically throughout the year, during in-person and telephonic sales calls, and through industry-trade websites.

ECHG Business

ECHG provides custom electronics recycling solutions to meet the needs of diverse clients, including Fortune 500 companies, municipalities, school districts, individual consumers and other organizations. ECHG’s goal is to help consumers realize maximum value for their used electronics and in the process help protect the environment through responsible recycling.

 PART I

Item 1

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

DGSE Other Products & Services

We maintain a jewelry-repair center at our Dallas flagship location. Our stores accept repair, polishing and service orders through all of our locations which are routed to our Dallas flagship location for service.

PART I

Item 1

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

ECHG Hardware & Cloud Solutions

ECHG, through its wholly owned subsidiaries Teladvance, CEX and Avail DE, operate as a value-added reseller, providing IT equipment offerings and services to companies looking to upgrade their software, hardware or networking capabilities, or dispose of IT equipment during the process of moving to cloud services. ECHG delivers a diverse portfolio of latest-technology products and services for clients’ specific business and technology needs.

Moreover, helping new cloud customers recover value from their existing datacenter components, ECHG offers true cradle-to-grave technology solutions.

CORPORATE INFORMATION

We incorporated in the State of Nevada on September 16, 1965, as Canyon State Mining Corporation of Nevada. During the ensuing 57 years, the Company transformed its business to meet its customers’ needs and changed its name to reflect this transformation, including to the following: Canyon State Corporation (October 13, 1981), The American Pacific Mint, Inc. (July 15, 1986), Dallas Gold & Silver Exchange, Inc. (June 22, 1992), and DGSE Companies, Inc. (June 26, 2001). By pursuing diversified business opportunities in the recommerce sector that has potential long-term rewards, we continued to evolve, and on December 12, 2019, we changed our name to Envela Corporation to better reflect our current business operations and diversified recommerce portfolio. These diversified business opportunities include authenticated recommerce retail of luxury hard assets; end-of-life IT asset recycling; data destruction and IT-asset disposition; and provision of products, services and solutions to industrial and commercial companies. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this annual report or any other report or documents we file with or furnish to the Securities and Exchange Commission (the “SEC”).

Our principal executive offices’ address and telephone number are shown on the cover of this document. Our website address, envela.com, reflects corporate information and is intended primarily for investors. Many of our subsidiaries and brands maintain their own websites for commercial purposes, including primarily the following: DGSE.com, CGDEinc.com, echoenvironmental.com, ITADUSA.com, teladvance.com and AvailRecovery.com.

Envela and its subsidiaries hold well-established trademarks and trade names, including the following:

DGSE; Dallas Gold & Silver Exchange; Charleston Gold & Diamond Exchange; Bullion Express; ECHG; ITAD USA; Echo Environmental; Teladvance and Avail.

Envela and other trade names, trademarks and service marks of the Company are the property of Envela. Solely for convenience, the trademarks, service marks, logos and trade names referred to in this document are without the “®” and “™” symbols, but such references are not intended to indicate that we waive or will not assert our rights in them.

PART I

Item 1

RELATIONSHIPS

Envela has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (“Related Party”). Under this policy, all Related Party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with the Company’s best interests and the best interests of its stockholders. Among other factors, Envela’s board of directors (its “Board”) considers the size and duration of the transaction, the nature and interest of the Related Party in the transaction, whether the transaction may involve a conflict of interest and if the transaction is on terms that are at least as favorable to the Company as would be available in a comparable transaction with an unaffiliated third party. Envela’s Board reviews all Related Party transactions at least annually to determine if it is in the Company’s best interests and the best interests of the stockholders to continue, modify, or terminate any of the Related Party transactions. Envela’s Related Party Transaction Policy is available for review in its entirety under the “Investors” menu of the Company’s corporate relations website at envela.com.

On May 20, 2019, the Company entered into two loan agreements with John R. Loftus, the CEO and President of the Company and Chairman of the Board. The first note with a principal balance of $6,925,979, proceeds of which were used to finance an asset acquisition, was a five-year promissory note amortized over 20 years at 6% annual interest rate. The second note with a principal balance of $3,074,021, proceeds of which were used to pay off an accounts payable – related party balance to a previous Related Party as of May 20, 2019, was a five-year note amortized over 20 years at 6% annual interest rate. Both notes were being serviced by operational cash flow. On November 23, 2021, Farmers State Bank of Oakley, Kansas refinanced both of the loans from Mr. Loftus, therefore, paying-off all note payables, related party loans from Mr. Loftus. For the year ended December 31, 2021 and 2020, the Company paid Mr. Loftus $495,490 and $580,957, respectively, in interest on the Company’s outstanding note payables, related party.

SALES AND MARKETING

In fiscal year 2021, DGSE’s advertising activities continued to rely heavily on digital media, radio and print. Marketing activities centered on each of the major business categories, emphasizing our broad array of products, expertise, and price advantages compared to our local and regional competition. In fiscal year 2021, we spent approximately $407,000 on advertising and marketing in our operations, a 61% year-over-year increase. Our advertising and marketing spending represent costs for traditional and digital media, in-store displays, brochures and informational pamphlets, production fees, and other related items.

In fiscal year 2022, we anticipate our radio, digital and social media presence to remain an integral part of DGSE’s marketing strategy. The website for the Dallas Gold & Silver Exchange has been redesigned to be viewed on a variety of platforms across a multitude of digital devices. We believe our enhanced web platform also facilitates a personalized shopping experience, including recommending inventory, and delivers a seamless digital experience for product research and social sharing. Additionally, we anticipate that social media will continue to play an increasingly larger role in our overall advertising mix. Digital advertising will continue to allow us to target specific customer groups on a wider scale.

ECHG’s advertising activities focus primarily on regional and national trade shows. In fiscal year 2021, we spent approximately $53,000 on advertising and marketing, a significant portion of which was spent at regional and national trade shows. In 2022, ECHG expects trade shows will continue to be the largest portion of their advertising budget since downstream recyclers frequent such trade shows to evaluate who can meet their needs or service their projects. Also, at trade shows, representatives of ITAD USA make many contacts with decision makers seeking either to purchase refurbished electronics for their employees or to sell their older electronic devices for recycling and reuse.

SEASONALITY

DGSE’s retail and wholesale jewelry business is generally seasonal. The time periods around Christmas, Valentine’s Day and Mother’s Day are typically the main seasons for jewelry sales.

DGSE’s business of buying and selling bullion, precious metal, and rare-coins are less seasonal, though we believe they are directly impacted by several factors outside of our control, including U.S. Federal Reserve policies, inflation rates, global economic uncertainty, governmental and private-mint supply. These factors may affect margins, customer demand and transactional volume.

PART I

Item 1

Seasonal swings are rarely sustained or noticed in ECHG’s business of recycling end-of-life assets and refurbishing value-sustaining electronic components.

EMPLOYEES

As of December 31, 2021, we employed 256 people, all full-time employees. None of our employees are represented by a labor union. We believe that our current employee relations are in good condition. Our management policy is to keep employees informed of material decisions that affect them, encourage employee suggestions, and implement them whenever practicable.

GOVERNMENT REGULATIONS, ENVIRONMENTAL MATTERS AND IMPACT OF CLIMATE CHANGE

Envela buys and resells precious metals, which are generally subject to regulation including conflict mineral tracing. However, in conjunction with legal counsel, we have determined that we do not have sufficient control over manufacturing of any of our products to be included in the group of companies required to provide conflict-minerals disclosure and reporting. If our sourcing processes should change, or if there is a determination that our current practices should be covered by the conflict-minerals reporting and disclosure guidelines, we would need to implement significant additional measures to comply with these rules. See “Item 1A. Risk Factors—The conflict-mineral diligence process, the results from that process and the related reporting obligations could increase costs, adversely affect our reputation and adversely affect our ability to obtain merchandise” for more information. In addition, Envela partners with refiners for portion of its sales. These refiners are subject to increasingly stringent governmental regulation in their refining operations, and a change or increase in such regulations in the United States or abroad may have an adverse impact on our business.

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

Envela applied for and received, on April 20, 2020, an approximately $1.67 million federally backed loan with 1% interest, the proceeds of which were intended to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic (the “Federal Loan”). The Federal Loan was forgivable to the extent that certain criteria were met. We applied for the forgiveness of the Federal Loan during Fiscal 2020, and received notification during Fiscal 2021 that the loan had been forgiven. The forgiveness of the Federal Loan is included in Other income from loan forgiveness on our consolidated income statements.

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

Bullion, crafted precious metal, and other precious metal products are purchased and sold based on current market pricing for precious metals. Bullion and precious metal inventories are subject to market-value changes created by their underlying commodity markets. We periodically enter into futures contracts to hedge our exposure against market-price changes. There are several national and international factors which are beyond our control, but which may affect margins, customer demand and transactional volume in our bullion business. These factors include, but are not limited to, the policies of the U.S. Federal Reserve, inflation rates, global economic uncertainty, and governmental and private mint supply. If we misjudge the commodity markets underlying the bullion inventory, our bullion business could suffer adverse consequences. Substantially lower precious-metal prices could negatively affect our ability to continue purchasing significant volumes of bullion, crafted precious-metal, and other precious metal products, which could negatively affect our profitability.

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

PART I

Item 1A

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

On March 11, 2020, the World Health Organization announced that infections of the coronavirus COVID-19 had become pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. There has been widespread infection in the United States and abroad. National, state and local authorities have implemented social distancing and imposed quarantine and isolation measures on large portions of the population, including temporary mandatory business closures. These measures, while intended to protect human life, are having a serious adverse impact on domestic and foreign economies with unknown duration. The effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, and vaccine distribution and development efforts are uncertain.

The sweeping nature of COVID-19, and any future variants, makes it extremely difficult to predict how our business and operations will be affected in the long term, though the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. The pandemic continues to be a threat, and any potential variant strain that may mutate can cause continued interruptions in travel and business disruptions with respect to us, our customers or our supply chain. This could adversely affect our sales, costs and liquidity position, possibly to a significant degree. We may again become subject to store closures. We are continuing to monitor and assess the progress of vaccines concerning our employees and the public. The effects of the coronavirus pandemic on our business, the ultimate impact remains uncertain and subject to change. The duration of any such impact cannot be predicted.

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

For all of our products and services, we compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout the United States. Many of our competitors attract customers with their reputation and through their industry connections. Additionally, other reputable companies may decide to enter our markets to compete with us. These companies may have greater name recognition and have greater financial and marketing resources than we do. If these companies are successful in entering the markets in which we participate, or if customers choose to go to our competition, we may attract fewer buyers or sellers and our revenue could decrease.

Jewelry and watch retailing is highly fragmented and competitive. DGSE competes for jewelry sales primarily against specialty jewelers and other retailers that sell jewelry and watches including department stores, discount stores, apparel outlets, and internet retailers. Participants in the jewelry and watch category compete for a share of our customers’ disposable income with other consumer sectors such as electronics, clothing, furniture, travel and restaurants. This competition for consumers’ discretionary spending is particularly relevant to gift giving, and somewhat to bridal jewelry (e.g. engagement, wedding, and anniversary).

PART I

Item 1A

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

Our DGSE wholesale and jewelry sales are seasonal by nature. The time periods around Christmas, Valentine’s Day and Mother’s Day are typically the main seasons for jewelry sales. DGSE’s sales are traditionally greater during significant holidays that occur in late fall, winter or early spring. The amount of net sales and operating income generated during these seasons depends upon the general level of retail sales at such times, as well as economic conditions and other factors beyond our control. Given the timing of our annual seasonality, inclement weather can at times pose a substantial barrier to consumer retail activity and have a material negative impact on our store traffic. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on our sales, profitability and operating results.

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

We require continued access to capital, and a significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. Similarly, if actual costs to acquire and build-out new retail stores significantly exceed planned costs, could hinder our ability to acquire new stores or to operate those profitably. Credit and equity markets remain sensitive to world events and macro-economic developments. Therefore, our cost of borrowing may increase, and it may be more difficult to obtain financing for our operations or to refinance long-term obligations as they become payable. Additionally, our borrowing costs can be affected by independent rating agencies’ short- and long-term debt ratings which are based largely on our performance as measured by credit metrics including interest coverage and leverage ratios. A decrease in these ratings would likely increase our borrowing cost and make it more difficult for us to obtain financing. A significant increase in our costs to finance operations may have a material adverse impact on our business results and financial condition.

Interest-rate fluctuations could increase our interest expense.

Interest rates could rise, which would increase our borrowing cost, or could make it difficult or impossible to secure financing.

A failure in our information systems could prevent us from effectively managing and controlling our business or serving our customers.

We rely on our information systems to manage and operate our stores and business. These include our telephone system, website, point-of-sale application, accounting package and other systems. Each store is part of an information network that permits us to maintain adequate cash inventory, daily reconcile cash balances, and timely report revenues and expenses. Any disruption in the availability of our information systems could adversely affect our operation, the ability to serve our customers and our results of operations.

PART I

Item 1A

Our success depends on our ability to attract, retain and motivate qualified directors, management and other skilled employees.

Our future success and growth depend on the continued services of our directors, key management and employees. Losing services of any of these individuals or any other key employee or contractor could materially affect our business. The Company’s future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industries is intense, and we may be unsuccessful in attracting or retaining them. There are a limited number of people with knowledge of, and experience in, our industries. We do not have employment agreements with many of our key employees. We do not maintain life insurance policies on any of our employees. The loss of key personnel, especially without advance notice, or the inability to hire or retain qualified personnel, could have a material adverse effect on sales and operations. We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

The Company is expanding to geographical regions that we are unfamiliar.

Both of the Company’s segments now have portions of their business located in areas other than the Dallas/Ft. Worth Metroplex (the “DFW Metroplex”). Our ability to manage and control growth in new areas is vital to sustaining our success. The Company has a solid footprint in the DFW Metroplex, but it is not guaranteed that we will be able find staff, train and supervise new employees away from the Company’s base of operations for both DGSE and ECHG.

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

PART I

Item 1A

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

PART I

Item 1B, 2

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease and own various properties across three markets in which DGSE and ECHG currently operate. Nine leased and owned properties are in the DFW Metroplex, one in Charleston, South Carolina and one in Chandler, Arizona, a suburb of Phoenix. The leases have a wide variety of terms, rents and expiration dates. See Note 16 to our consolidated financial statements for more information regarding our leases. DGSE purchased two stand-alone retail buildings in Lewisville, Texas and Grapevine, Texas, both suburbs of Dallas, during fiscal year 2020, and DGSE purchased one stand-alone retail building in Frisco, Texas, also a suburb of Dallas, in Fiscal year 2021. DGSE closed the Southlake, Texas retail location during fiscal year 2020 due to an expiring lease. ECHG was assigned two leases through the assets purchased from the CExchange Transaction and the Avail Transaction. During Fiscal 2020, the Company purchased an office building for Envela’s headquarters in Irving, Texas. For a majority of Fiscal 2021, the Company had a third party tenant. The tenant decided not to renew and currently Envela is looking to lease a portion of the corporate headquarters to other corporate tenants. The Lewisville, Grapevine, Frisco and Irving locations were purchased using long-term financing. For more information on this financing, see Note 10 to our consolidated financial statements. We are constantly evaluating each of our locations in terms of profitability, effectiveness and fit with long-term strategy.

Our principal corporate offices are located at 1901 Gateway Drive, Suite 100, Irving, Texas 75038.

We consider whether to renew or renegotiate our leases based on a variety of factors, including whether current lease options are available. On September 9, 2020, we entered into a new lease for Echo’s Carrollton warehouse location, the initial term for the new lease began January 1, 2021 and will expire on January 31, 2026. The new lease omits provisions in the previous lease requiring a sublet of a portion of the warehouse to a third party and provides us an optional extension of an additional 60 months. On August 24, 2021, we entered into a new lease for DGSE’s Dallas Flagship location, the initial term for which began October 1, 2021, and will expire January 31, 2027. The new lease offers one renewal extension for an additional 60 months at market rate upon exercising the option. ITAD’s Carrollton warehouse lease expired on July 31, 2021, and was not renewed. A new ECHG warehouse lease was assigned to CEX in connection with the CExchange Transaction on June 9, 2021. ITAD moved its operations to the building with Teladvance when ITAD’s lease expired on July 31, 2021. Teladvance’s new assigned lease was set to expire December 31, 2021, but on October 31, 2021, we entered into an amended lease for Teladvance’s new Carrollton warehouse location. The amended lease began January 1, 2022 and will expire January 31, 2027. A new ECHG warehouse lease was assigned to Avail DE in connection with the Avail Transaction. The new assigned warehouse lease expires on May 31, 2025. We continue to evaluate options with respect to renegotiating leases or moving operations conducted at or centrally routed to these locations.

PART I

Item 2, 3, 4

The following table provides a summary of all materially significant locations out of which we and our subsidiaries operate as of December 31, 2021:

				Square
Location	State	Use	Rent/Own	Footage	Comments

Irving	TX	Envela Corporation	Own	72,552

Lewisville	TX	Dallas Gold & Silver	Own	3,000

Grapevine	TX	Dallas Gold & Silver	Own	3,412

Grand Prairie	TX	Dallas Gold & Silver	Rent	2,000

Euless	TX	Dallas Gold & Silver	Rent	4,400

Dallas	TX	Dallas Gold & Silver	Rent	15,120

Frisco	TX	Dallas Gold & Silver	Own	4,948	Purchased July 30, 2021.

Mount Pleasant	SC	Charleston Gold & Diamond	Rent	4,782

Carrollton	TX	Echo Environmental Holdings, LLC	Rent	1,66,000

Carrollton	TX	Teladvance	Rent	58,180	Lease assigned due to the
					Cexchange Transaction.

Chandler	AZ	Avail Recovery Solutions	Rent	21,704	Lease assigned due to the
					Avail Transaction.

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

Item 5, 6

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND

ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our Common Stock is traded on the Exchange, under the symbol “ELA.” As of March 11, 2022, we had 283 record holders of our Common Stock.

SHARE REPURCHASES AND DIVIDENDS

We have not declared any dividends with respect to our Common Stock. Our intent is to retain all earnings to finance future growth; accordingly, it is not anticipated that cash or other dividends will be paid to holders of Common Stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

On December 7, 2016, our shareholders approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares of our Common Stock for issuance pursuant to awards issued thereunder. As of December 31, 2021, no awards had been made under the 2016 Plan. The Company’s prior 2006 Equity Incentive Plan (the “2006 Plan”) expired according to its terms on December 31, 2019, and as a result no further shares may be issued under the 2006 Plan. No securities issued pursuant to the 2006 Plan remain issuable upon the exercise of any option, warrants or rights. However, 15,000 options issued pursuant to the Company’s 2004 Employee Stock Option Plan (the “2004 Employee Stock Option Plan”) remain unexercised and have no expiration date. For more information, see Note 14 to our consolidated financial statements.

 The following table summarizes our equity compensation plan information as of December 31, 2021:

Plan Category	Column (a): Number of securities to be issued upon exercise of outstanding options, warrants and rights		Column (b): Weighted-average exercise price of outstanding options, warrants and rights	Column (c): Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	15,000	(1)	2.17	1,100,000	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	15,000		2.17	1,100,000

(1)	Represents 15,000 options issued under the 2004 Employee Stock Option Plan, which remain unexercised and have no expiration date.
(2)	The total number of securities remaining available for future issuance is solely comprised of shares of Common Stock reserved under the 2016 Plan.

Purchases of equity securities by the issuer and affiliates purchases.

There have been no purchases made by or on behalf of the issuer or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act of any of our equity securities during the years ended December 31, 2021 and December 31, 2020.

ITEM 6. [RESERVED]

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Please see the section of this Form 10-K entitled “Note About Forward-Looking Statements” on page 2.

The coronavirus disease 2019 (COVID-19) pandemic has adversely affected global economic business conditions. Future sales on products like ours could decline, and the ultimate impact is uncertain and subject to change. We took steps during Fiscal 2020 to have as many employees work from home as possible. We also followed governmental directives to wear masks and adopt the social distance guidelines where possible. The duration of this pandemic and the impact, either direct or indirect cannot be predicted. The Company believed additional liquidity was necessary to support ongoing operations during this period of uncertainty. We applied for and received approximately $1.67 million, 1% interest, federally backed loan to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic. The Federal Loan was forgivable to the extent that certain criteria were met. We applied for the forgiveness of the Federal Loan during Fiscal 2020, and received notification during Fiscal 2021 that the loan had been forgiven. The forgiveness of the Federal Loan is included in Other income from loan forgiveness on our consolidated income statements.

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

DGSE Precious Metals Pricing and Business Impact

Because DGSE buys and resells precious metals, it is impacted by changes in precious metal pricing which rises and falls based upon global supply and demand dynamics, with the greatest impact on us relating to gold as it represents a significant portion of the precious metal in which we trade. Gold prices surged during the beginnings of the COVID-19 pandemic, starting at $1,523 an ounce, as determined by the London AM Fix on January 1, 2020, and rose strongly during the first half of 2020 peaking at $2,060 an ounce during August. However, gold prices dipped from the peak to close at $1,891 an ounce, as determined by the London PM Fix on December 31, 2020. Although gold dipped during the second half of Fiscal 2020, it still registered a 24% increase during Fiscal 2020. Gold prices continued to dip to a low of $1,683 an ounce on March 30, 2021, and then began to rebound throughout the remainder of the year closing at $1,820 on December 31, 2021, as determined by the London AM Fix. During fiscal year 2021, gold prices receded 4% from December 31, 2020.

According to the World Gold Council’s press release dated January 28, 2022, the use of gold in the technology sector in 2021 increased 9% to reach a three year high. While technology demand is comparatively smaller than other sectors, its uses are far reaching and prevalent in a variety of electronics, from mobile devices to the sophisticated James Webb telescope recently put into orbit.

According to the same press release, gold is expected to face similar dynamics in 2022 to those seen last year, with competing forces supporting and curtailing its performance. Near term, the gold price will likely react to real rates, which in turn will respond to the speed at which global central banks tighten monetary supply and their effectiveness in controlling inflation.

PART II

Item 7

The pandemic seems to continue to affect the recommerce business in unpredictable ways. Although there are variants of COVID-19 affecting the health of the United States, the employment figures through 2021 suggest people were heading back to work during 2021. The unemployment rate has gone from over six percent (6%), in January of 2021, to four percent (4%), as of January 2022. This is the opposite of what one might expect during a pandemic that is still considered a threat and when a social phenomenon labeled as the Great Resignation threatens the country’s ability to retain workers. Government stimulus checks, eviction moratoriums, forbearances on mortgages and student loans have all been stopped or curtailed during 2021. During these uncertain times, DGSE has shown our continuing devotion to provide our customers what they need.

When prices rise for gold or other precious metals, DGSE has observed that individual sellers tend to be more likely to sell their unwanted crafted-precious-metal items and at the same time retail customers tend to buy bullion and other gold products so as not to miss out on potential market gains. Tracking the decrease in gold prices during 2021, DGSE’s crafted-precious-metal purchases decreased slightly by 5% in fiscal year 2021. In fiscal year 2020, DGSE experienced a decrease in crafted-precious-metal purchases by 21%. The Company attributes the slight decrease to the impact of COVID-19, which impacted foot traffic and its retail locations. While the precious-metals industry has stabalized, our focus will be to continue to grow our jewelry, diamond and fine watch business, as well as maintain our business of purchasing crafted-precious-metal items, a diversified strategy which we believe will continue to grow and be a profit engine in the future.

For additional information regarding DGSE, see “Item 1. Business—Operating Segments—DGSE Segment.”

ECHG Business Drivers and Impacts

ECHG owns and operates Echo, ITAD USA, CEX, Avail DE and Teladvance, through which it primarily buys and resells or recycles consumer electronic components and IT equipment. Echo focuses on end-of-life electronics recycling and also offers disposal transportation and product tracking, ITAD USA provides IT equipment disposition including compliance and data sanitization services, and Teladvance, CEX and Avail DE operate as value-added resellers by providing offerings and services to companies looking to either upgrade capabilities or dispose of equipment. Like DGSE, ECHG also maintains relationships with refiners or recyclers to which it sells extracted valuable materials from electronics and IT equipment that are not appropriate for resale or reuse.

For additional information regarding ECHG, see “Item 1. Business—Operating Segments—ECHG Segment.”

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

Inventories:  DGSE inventory is valued at the lower of cost or net realizable value (“NRV”). We acquire a majority of our inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and monetary collectibles. We acquire these items based on our own internal estimate of the fair value of the items at the time of purchase. We consider factors such as the current spot market price of precious metals and current market demand for the items being purchased. DGSE supplements these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on our balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance. The majority of our inventory has some component of its value that is based on the spot market price of precious metals. Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of our inventory and could positively or negatively impact our profitability. We monitor these fluctuations to evaluate any necessary impairment to inventory.

PART II

Item 7

The Echo inventory principally includes processed and unprocessed electronic scrap materials. The value of the material is derived from recycling the precious and other scrap metals included in the scrap. The processed and unprocessed materials are carried at the lower of the average cost of the material during the month of purchase or NRV. The in-transit material is carried at lower of cost or NRV using the retail method. Under the retail method the valuation of the inventory at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of the inventory.

Impairment of Long-Lived and Amortized Intangible Assets: We perform impairment evaluations of our long-lived assets, including property, plant and equipment and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on our evaluations, no impairment was required as of December 31, 2021 or 2020.

Business Combinations: Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires management to make judgments as to whether a purchase transaction is a multiple element contract, meaning that it includes other transaction components such as a settlement of a preexisting relationship. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction.

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

PART II

Item 7

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

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to years ended December 31, 2021 and 2020 sales, which is based on our review of historical returns experience and reduces our reported revenues and cost of sales accordingly. As of December 31, 2021 and 2020, our allowance for returns remained the same at approximately $28,000 for both years.

The ECHG entities have several revenue streams and recognize revenue according to ASC 606 at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to the customer. The revenue streams are as follows.

•	Outright sales are recorded when product is shipped. Once the price is established and the terms are agreed to and the product is shipped, the revenue is recognized. The Echo Entities have fulfilled their performance obligation with an agreed upon transaction price, payment terms and shipping the product.

•	Echo recognizes refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring the control of the promised goods that are identified in the customer contract. Ninety percent (90%) of our refining revenue is generated from one refining partner that has an international refining facility. This refining partner pays us sixty percent (60%) of an Invoice within five working days upon the receipt of the Ocean Bill of Lading issued by the Ocean Carrier. Our initial Invoice is recognized in full when our performance obligation is satisfied, as stated in the first sentence. Under the guidance of ASC 606, an estimate of the variable consideration that we expect to be entitled is included in the transaction price stated at the current precious metal spot price and weight of the precious metal. An adjustment to revenue is made in the period once the underlying weight and any precious metal spot price movement is resolved, which is usually around six (6) weeks. Any adjustment from the resolution of the underlying uncertainty is netted with the remaining forty percent (40%) due from the original contract.

•	Hard drive sales by the ECHG entities are limited to customers who are required to prepay shipments. Once the commodity price is established and agreed upon by both parties, customers send payment in advance. The Company releases the shipment on the same day when payment receipt is confirmed, and revenue is recognized on day of shipment. If payment is received on the last day of the month and shipment goes out the following day the payment received is deferred revenue and recognized the following month when the shipment is made.

•	The Echo Entities also provide recycling services according to a Scope of Work and services are recognized when promised services are rendered. We have recycling services conducted at the Echo facility and another type of service is conducted at the client’s facility. The Scope of Work will determine the charges and whether it is completed on campus or off campus. Payment terms are also dictated in the Scope of Work.

Accounts Receivable: We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging using a percentage of past due invoices by categories for DGSE and Avail DE. ECHG, excluding Avail DE, uses a different analysis process based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. DGSE had no allowance for doubtful accounts balance for the years ending December 31, 2021 and 2020. ECHG has allowance for doubtful accounts balance of $1,583 and $0 for the years ended December 31, 2021 and 2020.

PART II

Item 7

Note Receivable: ECHG entered into an agreement with CExchange on February 15, 2020, to lend $1.5 million bearing interest at eight and one-half percent (8.5%) per annum with interest only payments due quarterly. The loan was set to mature on February 20, 2023. The parties also agreed to warrant and call-option agreements to acquire all of CExchange’s equity interests upon the occurrence of certain events and on certain conditions. On November 7, 2020, ECHG entered into an amended agreement to increase the loan from $1.5 to $2.1 million.  On April 14, 2021, ECHG entered into a second agreement with CExchange to lend an additional $300,000 bearing interest at four percent (4%) per annum with interest only payments due quarterly, to be repaid, principal and accrued interest, upon the occurrence of certain events or upon demand by ECHG. On June 9, 2021, ECHG, through CEX, exercised their rights under the warrant and call-option agreements and purchased substantially all of the assets and certain liabilities of CExchange in exchange for ECHG’s cancellation and forgiveness of $1.5 million of the outstanding principal amount under the loan agreement originally dated February 15, 2020 and accrued and unpaid interest thereunder of $55,892. We subsequently performed impairment evaluations on the two remaining notes after management learned that the two notes may not be recoverable. Using the guidance provided, management reserved the full amount of the outstanding and unpaid notes receivable of $900,000, and write-off the outstanding and unpaid accrued interest associated with the notes receivable totaling $49,174. The notes receivable of $900,000 and $49,174 of accrued interest receivable were charged to other expense, as of September 30, 2021. Subsequent to reserving the note of $900,000, as of September 30, 2021, a partial payment was received of $61,353, reducing the amount of the reserve to $838,647, as of December 31, 2021.

ECHG entered into an agreement with Committed Agency, LLC (“Committed Agency”) on February 4, 2021, pursuant to which it agreed (the “CA Facility Agreement”) to provide Committed Agency a line-of-credit not to exceed $1,000,000 (the “CA Facility”). Committed Agency intended to, directly or indirectly, sell or dispose of electronic devices previously owned by major electronic carriers. In addition to the CA Facility Agreement, ECHG contracted with Committed Agency beginning February 4, 2021 to exclusively facilitate their sales through the Company’s warehousing and cleaning of electronic devices, wiping of existing data, and inspecting, packaging and shipping of devices to purchasers, in exchange for which ECHG received a per unit service fee (the “CA Service Agreement”). The CA Service Agreement terminated and the CA Facility matured on July 30, 2021. Under the terms of the agreement, the borrower could not borrow any additional funds, under this facility, after May 31, 2021. Committed Agency paid back all principal and accrued interest as of December 31, 2021. Amounts borrowed under the CA Facility bore an interest rate of 6% per annum.

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

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during Fiscal 2021 and Fiscal 2020, respectively.

PART II

Item 7

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue. Revenue related to DGSE’s continuing operations increased by $11,057,868, or 13%, during Fiscal 2021, to $96,719,259, as compared to $85,661,391 during Fiscal 2020. Resale revenue, such as bullion, jewelry, watches and rare coins, increased by $9,356,364, in Fiscal 2021, or 12%, to $89,146,783 as compared to $79,790,419 during Fiscal 2020. Recycled-material revenue increased 29% to $7,572,476 for Fiscal 2021, as compared to $5,870,972 for Fiscal 2020, an increase of $1,701,504. Revenue increased for resale items for Fiscal 2021, compared to Fiscal 2020 primarily due to the apparent increase in consumer demand following the lifting of governmental orders to refrain from selling non-essential items in our retail stores due to the COVID-19 pandemic during Fiscal 2020 and the increased retail locations for DGSE during Fiscal 2021, whereas, the new locations were only operating for a part of Fiscal 2020. The increase in recycled-materials revenue, for Fiscal 2021, as compared to Fiscal 2020, is primarily due to the additional retail locations purchasing inventory over the counter. Increased purchasing from over the counter customers increased our gold and silver pieces that did not make the level of quality for retail display and was therefore recycled.

Revenue related to ECHG continuing operations increased by $15,986,195, or 57%, during Fiscal 2021, to $44,246,819, as compared to $28,260,624 during Fiscal 2020. Resale revenue increased by $13,144,532, or 68%, during Fiscal 2021, to $32,540,366, as compared to $19,395,834 during Fiscal 2020. Recycled revenue increased by $2,841,663, or 32%, during Fiscal 2021, to $11,706,453, as compared to $8,864,790 during Fiscal 2020. The increase in both resale and recycled revenue, for Fiscal 2021 as compared to Fiscal 2020 is primarily due to the opening-up of the economy and COVID-19 vaccines approved and administered during Fiscal year 2021, as compared to Fiscal year 2020 when COVID-19 began and governmental measures were issued forcing many businesses to close in-person commerce and for employees to stay at home.

Gross Margin: Gross profit related to DGSE, increased in Fiscal 2021 by $2,238,292 to $12,608,162, or 22%, as compared to $10,369,870 during Fiscal 2020. The gross profit for resale revenue increased by $1,806,668, or 20%, during Fiscal 2021, to $11,022,162, as compared to $9,215,494 during Fiscal 2020. The gross profit for recycled sales increased by $431,624, or 37%, during Fiscal 2021 to $1,586,000, as compared to $1,154,376 during Fiscal 2020. The resale gross profit increased during Fiscal 2021 as compared to Fiscal 2020 primarily due to a 12% increase in resale revenue and a margin percentage increase from 11.5% during Fiscal 2020 to 12.4% during Fiscal 2021. The recycled gross profit increased during Fiscal 2021 as compared to Fiscal 2020 primarily due to a 29% increase in recycled revenue and a margin percentage increase from 19.7% during Fiscal 2020 to 20.9% during Fiscal 2021.

The gross profit related to ECHG, increased in Fiscal 2021 by $5,913,904 to $18,612,997, or 47%, as compared to $12,699,093 during Fiscal 2020. The gross profit for resale revenue increased by $5,065,485, or 53%, during Fiscal 2021, to $14,570,092, as compared to $9,504,607 during Fiscal 2020. The gross profit for recycled sales increased by $848,419, or 27%, during Fiscal 2021 to $4,042,905, as compared to $3,194,486 during Fiscal 2020. The resale gross profit increased during Fiscal 2021 as compared to Fiscal 2020 primarily due to a 68% increase in resale revenue even though the margin percentage decreased from 49.0% during Fiscal 2020 to 44.8% during Fiscal 2021. The recycled gross profit increased during Fiscal 2021 as compared to Fiscal 2020 primarily due to a 32% increase in recycled revenue even though the margin percentage decreased from 36.0% during Fiscal 2020 to 34.5% during Fiscal 2021.

PART II

Item 7

            The following table represents our historical operating revenue and gross profit results by category:

	For the Years Ended
	December 31, 2021			December 31, 2020
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$89,146,783	11,022,162	12.4%	$79,790,419	9,215,494	11.5%
Recycled	7,572,476	1,586,000	20.9%	5,870,972	1,154,376	19.7%

Subtotal	96,719,259	12,608,162	13.0%	85,661,391	10,369,870	12.1%

ECHG
Resale	32,540,366	14,570,092	44.8%	19,395,834	9,504,607	49.0%
Recycled	11,706,453	4,042,905	34.5%	8,864,790	3,194,486	36.0%

Subtotal	44,246,819	18,612,997	42.1%	28,260,624	12,699,093	44.9%

	$140,966,078	$31,221,159	22.1%	$113,922,015	$23,068,963	20.2%

Selling, General and Administrative: Selling, general and administrative expenses for DGSE increased $695,118, or 10% in Fiscal 2021, to $7,628,377, as compared to $6,933,259 during Fiscal 2020. The increase in SG&A was primarily due to the additional expenses of the new Lewisville and Grapevine retail locations during all of Fiscal 2021 as compared to only a portion of Fiscal 2020.

Selling, general and administrative expenses for ECHG increased by $4,549,703, or 53% during Fiscal 2021, to $13,169,718, as compared to $8,620,015 during Fiscal 2020. Fiscal 2021 expenses consist primarily of payroll, payroll taxes and employee benefits of $7,936,190, rent and variable rent costs, net of sublet income, of $1,397,869, warehouse and office supplies of $307,176, travel expenses of $72,548, professional fees of $202,680, Utilities of $355,279 and overhead administrative expenses of $1,177,037. The assets from the CExchange Transaction and the Avail Transaction were acquired on June 9, 2021 and October 29, 2021, respectively; therefore, Fiscal 2021 is not comparable to Fiscal 2020.

Depreciation and Amortization: Depreciation and amortization for DGSE increased by $67,870, or 21%, during Fiscal 2021, to $389,703 as compared to $321,833 during Fiscal 2020. The increase is primarily due to the added depreciation from two buildings purchased, associated build-out costs and added building furnishings that were placed into service during the fourth quarter of Fiscal 2020.

Depreciation and Amortization expense for ECHG increased by $129,599, or 32%, during Fiscal 2021, to $536,392 as compared to $406,793 during Fiscal 2020. The increase is primarily due to added equipment to Echo’s warehouse during Fiscal 2021 and the additional depreciation of fixed assets and the amortization of added intangible assets from the CExchange Transaction and the Avail Transaction.

Other income from loan forgiveness: Other income from loan forgiveness is due from the Federal Loan being forgiven during Fiscal 2021 and allocated to both segments in accordance to the use of the funds. The total amount forgiven of $1,668,200 was allocated to DGSE in the amount of $675,210, and $992,990 was allocated to ECHG.

Other Income (expense), net: Other income for DGSE increased by $124,611 in Fiscal 2021, to $238,585, as compared to $113,974 during Fiscal 2020.  During Fiscal 2021, other income of $238,585, consists primarily of DGSE’s portion of the net rental income in excess of the SG&A expenses from space leased at the Company’s corporate headquarters of $230,364. Fiscal 2020, other income of $113,974, was primarily the combination of writing off old vendor checks of approximately $45,000 and half of the rent income allocated from tenants at the new Company headquarters’ of $67,632.

PART II

Item 7

Other expense for ECHG increased by $731,043 during Fiscal 2021, to $538,020, as compared to other income of $193,023 during Fiscal 2020. Other expense during Fiscal 2021, of $538,020, consists primarily of interest income from notes receivables of $113,606, net rental income in excess of the SG&A expenses from the space leased at the Company’s corporate headquarters of $230,364, offset by the write-off of the CExchange note receivable accrued interest of $49,174 and the reserve set for the CExchange note receivable of $838,647. Other income during Fiscal 2020, of $193,024 is primarily a combination of interest income from note receivable of $114,297 and half of the rent income allocated from tenants at the new Company headquarters’ of $67,632.

Interest Expense: Interest expense for DGSE increased by $78,941 or 38%, in Fiscal 2021, to $288,236 as compared to $209,295 in Fiscal 2020. The increase consists primarily of two additional DGSE notes payable and half the Company’s corporate headquarters’ notes payable interest for all of Fiscal 2021 as compared to only a portion of Fiscal 2020.

The interest expense for ECHG increased by $4,610 during Fiscal 2021, to $415,814 as compared to $411,204 during Fiscal 2020. The increase is primarily related to the revolving line of credit interest of $6,005 during Fiscal 2021 as compared to $0 interest for the revolving line of credit during Fiscal 2020.

Income Tax Expense: Income tax expense for the Company increased by $23,190, or 26%, in Fiscal 2021, to $112,808 as compared to $89,618 in Fiscal 2020.  See Note 15 for Federal Income Taxes.

Net Income: The Company recorded a net income of $10,048,875 in Fiscal 2021, as compared to net income of $6,383,943 in Fiscal 2020. An increase in net income of $3,664,932 is due primarily to an increase of revenue of approximately $27.0 million and the forgiveness of the Federal Loan of approximately $1.67 million.

Earnings Per Share: Our net income per basic and diluted shares attributable to holders of our Common Stock was $0.37, during Fiscal 2021, as compared to $0.24 per basic and diluted shares during Fiscal 2020, an increase of $0.13 per share.  The increase is due primarily from the revenue increase of approximately $27.0 million from Fiscal 2020 to Fiscal 2021 and the forgiveness of the Federal Loan of approximately $1.67 million.

Liquidity and Capital Resources: During Fiscal 2021, cash provided by operations totaled $2,805,063, as compared to cash provided by operations totaling $6,897,091 in Fiscal 2020, a decrease in cash provided by operations of $4,092,028. Cash provided by operating activities for the year ended December 31, 2021, was primarily driven by the increase in accounts payable and accrued expenses of $752,379, an increase in customer deposits and other liabilities of $357,548 and net income, adding depreciation and amortization, bad debt expense, Other income from forgiveness of the Federal Loan and write off of note receivables accrued interest and to reserve the notes receivable of $10,277,594. Offset by the increase of trade receivables of $3,969,701, the increase of inventories of $3,554,802, and the increase in other assets of $1,024,234. Cash provided by operating activities for the year ended December 31, 2020, was primarily driven by the increase in trade accounts receivable of $151,124, an increase in customer deposits and other liabilities of $263,572 and net income, adding depreciation, amortization and stock based compensation to employees of $7,112,894. Offset by the increase of inventories of $497,444, the increase of prepaid expenses of $108,884 and the reduction of accounts payable and accrued accounts payable of $29,332.

During Fiscal 2021 and Fiscal 2020, cash used in investing totaled $4,875,356 and $7,964,588, respectively, a decrease of $3,089,232. Cash used in investing during Fiscal 2021 was primarily due to investing in a note receivable of $300,000, purchasing a new building for DGSE’s retail operations totaling $2,352,075 and associated build out costs, of which $526,169 were cash payments applied against the purchase of the retail location and the remainder of the balance of the purchase was financed through notes payable, the acquisition of the assets from the CExchange Transaction and the Avail Transaction, net of cash acquired, in the amount of $1,497,994 and equipment purchases totaling $786,640, offset by payments from note receivable of $61,353. The cash used in investing during Fiscal 2020 was a combination of investing in a note receivable of $2,100,000 to CExchange, purchasing two new retail locations for DGSE totaling $1,815,000 and associated build out costs, of which $363,000 was cash payments applied against the purchases of the retail locations and the remainder of the balance from the purchases was financed through notes payable, and the purchase of our corporate headquarters totaling $3,521,021, of which $561,021 was cash payments applied against the office building and the remainder of the balance from the purchase was financed through notes payable.

PART II

Item 7

During Fiscal 2021 and Fiscal 2020, cash provided by financing totaled $2,990,405 and $5,774,873, respectively, a decrease of $2,784,468. Cash provided by financing during Fiscal 2021 is primarily due to the proceeds from the Company’s line of credit of $1,700,000 and funds provided by a loan made by Texas Bank & Trust for a retail building in Frisco, Texas, totaling $1,772,000. Offset by principal payments made against the two related party notes payable from Mr. Loftus in the amount of $268,793 and principal payments made against the notes payable loans issued for the corporate and DGSE’s retail buildings of $212,802. Cash provided by financing during Fiscal 2020 is primarily due to funds provided by loans made by Texas Bank & Trust for the corporate office building in Irving, Texas and the retail building in Grapevine, Texas, both totaling $3,456,000, a loan made by Truist Bank (f/k/a BB&T Bank) for the retail building located in Lewisville, Texas for $956,000 and the proceeds from the Federal Loan of $1,668,200. Offset by principal payments made against the two related party notes from Mr. Loftus in the amount of $279,210 and principal payments made against the notes payable loans issued for the corporate and DGSE’s retail buildings of approximately $26,000.

On May 17, 2019, the Company secured a 12 month line of credit from Texas Bank and Trust for $1,000,000. The line of credit was renewed for an additional 24 months and increased to $3,500,000 on May 17, 2020. On November 23, 2021, the Company secured a 36 month line of credit from Farmers State Bank of Oakley Kansas for $3,500,000 at 3.1% annual interest rate. The line of credit with Texas Bank and Trust was immediately closed with a $0 outstanding balance. Our line of credit is to fund any cash shortfalls that we may have from time-to-time during the life of the line of credit. Also, from time-to-time, we have adjusted our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes we have enough capital resources to meet working capital requirements. If additional working capital is required, additional loans can be obtained from individuals or from other commercial banks.

We expect our capital expenditures to total approximately $300,000 during the next 12 months. These expenditures will be largely driven by the purchase of equipment, build-out of corporate space in our office building for tenants and the potential purchase and build-out of any additional DGSE retail buildings. As of December 31, 2021, there were no commitments outstanding for capital expenditures.

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

On May 20, 2019, we entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. The first note of $6,925,979, pursuant to the Echo Legacy Entities asset purchase agreement, was a five-year promissory note amortized over 20 years at 6% annual interest rate. The second note of $3,074,021 paid off the accounts payable – related party balance to a former Related Party on May 20, 2019. The promissory note was a five-year note amortized over 20 years at 6% annual interest rate. On November 23, 2021, both notes were refinanced by Farmers State Bank of Oakley Kansas. The first note was refinanced for the remaining and unpaid balance of $6,309,962, is a five-year promissory note amortized over 20 years at 3.1% annual interest rate. The second note was refinanced for the remaining and unpaid balance of $2,781,087, is a five-year promissory note amortized over 20 years at 3.1% annual interest rate. Both notes are being serviced by operational cash flow.

The coronavirus disease 2019 (COVID-19) pandemic has adversely affected global economic business conditions. Future sales on products like ours could decline, and the ultimate impact is uncertain and subject to change. The duration of this pandemic and the impact, either direct or indirect cannot be predicted. The Company believed additional liquidity was necessary to support ongoing operations during this period of uncertainty. We applied for and received approximately $1.67 million, 1% interest, Federal Loan to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic. The loan was forgivable to the extent that certain criteria were met.  We applied for forgiveness during Fiscal 2020 and received notification of forgiveness of the Federal Loan during Fiscal 2021. The forgiveness of the Federal Loan is included in Other income from loan forgiveness on our consolidated income statements.

PART II

Item 7, 7A

The Company leases certain of its facilities under operating leases. The minimum rental commitments under non-cancellable operating leases as of December 31, 2021 are as follows:

Operating Leases	Total	2022	2023	2024	2025	Thereafter

DGSE	$2,221,237	$516,456	$499,984	$507,414	$364,269	$333,114

ECHG	5,903,940	1,321,353	1,357,381	1,396,129	1,321,297	507,780

Total	$8,125,177	$1,837,809	$1,857,365	$1,903,543	$1,685,566	$840,894

Off-Balance Sheet Arrangements.

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

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

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

Year Ended December 31,	2021	2020
Revenue:
Sales	$140,966,078	$113,922,015
Cost of goods sold	109,744,919	90,853,052

Gross margin	31,221,159	23,068,963

Expenses:
Selling, General & Administrative Expenses	20,798,095	15,553,274
Depreciation and Amortization	926,095	728,626

Total cost of revenue	21,724,190	16,281,900

Operating income	9,496,969	6,787,063
Other income from loan forgiveness	1,668,200	-
Other income (expense), net	(299,435)	306,997
Interest expense	704,051	620,499

Income before income taxes	10,161,683	6,473,561
Income tax expense	112,808	89,618

Net income	$10,048,875	$6,383,943

Earnings per share:
Basic	$0.37	$0.24
Diluted	$0.37	$0.24

Weighted average shares outstanding:
Basic	26,924,631	26,924,631
Diluted	26,939,631	26,939,631

The accompanying notes are an integral part of these consolidated financial statements.

 PART II

Item 8

ENVELA CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

December 31,	2021	2020

Assets
Current assets:
Cash and cash equivalents	$10,138,148	$9,218,036
Trade receivables, net of allowances	7,166,533	2,846,619
Inventories	14,048,436	10,006,897
Current right-of-use assets from operating leases	1,604,736	1,157,077
Prepaid expenses	439,038	281,719
Other current assets	969,624	-

Total current assets	34,366,515	23,510,348
Note receivable	-	2,100,000
Property and equipment, net	9,806,188	6,888,601
Goodwill	6,140,465	1,367,109
Intangible assets, net	3,024,245	2,992,473
Long-term operating lease right-of-use assets, less current portion	5,692,141	3,522,923
Other assets, less current portion	237,761	197,638

Total assets	$59,267,315	$40,579,092

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$2,488,396	$1,510,697
Notes payable, related party	-	307,032
Line of credit	1,700,000	-
Notes payable	1,065,794	1,813,425
Current operating lease liabilities	1,573,824	1,148,309
Accrued expenses	1,789,366	844,324
Customer deposits and other liabilities	1,179,224	428,976

Total current liabilities	9,796,604	6,052,763
Notes payable, related party, less current portion	-	9,052,810
Notes payable, less current portion	15,970,337	4,240,658
Long-term operating lease liabilities, less current portion	5,873,057	3,654,419

Total liabilities	31,639,998	23,000,650

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 60,000,000 shares authorized;
26,924,631 shares issued and outstanding
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
0 shares issued and outstanding	269,246	269,246
Additional paid-in capital	40,173,000	40,173,000
Accumulated deficit	(12,814,929)	(22,863,804)

Total stockholders’ equity	27,627,317	17,578,442

Total liabilities and stockholders’ equity	$59,267,315	$40,579,092

The accompanying notes are an integral part of these consolidated financial statements.

 PART II

Item 8

ENVELA CORPORATION AND SUBSIDIARIES

 CONSOLIDATED CASH FLOW STATEMENTS

Year Ended December 31,	2021	2020

Operations
Net income	$10,048,875	$6,383,943
Adjustments to reconcile net income to net cash from (used in) operations:
Depreciation, amortization, and other	926,095	728,626
Stock based compensation to employees, officers and directors	-	325
Bad debt expense	83,003	-
Gain on forgiveness of Federal Loan	(1,668,200)	-
Write-off of note receivables and accrued interest receivable	887,821	-
Changes in operating assets and liabilities:
Trade receivables	(3,969,701)	151,124
Inventories	(3,554,802)	(497,444)
Prepaid expenses	(60,996)	(108,884)
Other assets	(1,024,234)	7,145
Accounts payable and accrued expenses	752,379	(29,332)
Operating leases	27,275	(1,984)
Customer deposits and other liabilities	357,548	263,572

Net cash provided by operations	2,805,063	6,897,091

Investing
Investment in note receivable	(300,000)	(2,100,000)
Payments from note receivable	61,353	-
Purchase of property and equipment	(3,138,715)	(5,864,588)
Acquisition of Avail Recovery Solutions' assets, net of cash acquired	(1,511,130)	-
Acquisition of Cexchange assets, net of cash acquired	13,136	-

Net cash used in investing	(4,875,356)	(7,964,588)

Financing
Payments on notes payable, related party	(268,793)	(279,210)
Payments on notes payable	(212,802)	(26,117)
Proceeds from line of credit	1,700,000	-
Proceeds from Federal Loan	-	1,668,200
Proceeds from notes payable for retail and office buildings	1,772,000	4,412,000

Net cash provided by financing	2,990,405	5,774,873

Net change in cash and cash equivalents	920,112	4,707,376
Cash and cash equivalents, beginning of period	9,218,036	4,510,660

Cash and cash equivalents, end of period	$10,138,148	$9,218,036

Supplemental Disclosures
Cash paid during the period for:
Interest	$688,391	$620,499
Income taxes	$86,000	$59,025
Non-cash activities:
Acquisition of Cexchange assets and liabilities through forgiveness of debt	$1,555,892	-
Notes payable, related party refinanced directly by Farmers State Bank	$9,091,049	$-

The accompanying notes are an integral part of these consolidated financial statements.

PART II

Item 8

ENVELA CORPORATION AND SBDISIARIES

 CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	26,924,381	$269,244	$40,172,677	$(29,247,747)	$11,194,174

Stock issued to employees, officers and directors	250	2	323	-	325

Net income	-	-	-	6,383,943	6,383,943

Balance at December 31, 2020	26,924,631	$269,246	$40,173,000	$(22,863,804)	$17,578,442

Net income	-	-	-	10,048,875	10,048,875

Balance at December 31, 2021	26,924,631	$269,246	$40,173,000	$(12,814,929)	$27,627,317

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

Principles of Consolidation and Nature of Operations

Envela and its subsidiaries engage in diverse business activities within the recommerce sector. These activities include being one of the nation’s premier authenticated recommerce retailers of luxury hard assets; providing end-of-life asset recycling; offering data destruction and IT asset management; and providing products, services and solutions to industrial and commercial companies. Envela operates primarily via two business segments. Through DGSE, we operate Dallas Gold & Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands. Through ECHG, we operate Echo Environmental, ITAD USA, CEX, Teladvance and Avail DE. Envela is a Nevada corporation, headquartered in Irving, Texas.

DGSE primarily buys and resells or recycles luxury hard assets like jewelry, diamonds, gemstones, fine watches, rare coins and related collectibles, precious-metal bullion products, gold, silver and other precious-metals. DGSE operates seven jewelry stores at both the retail and wholesale levels throughout the United States via its facilities in Texas and South Carolina. The Company also maintains a presence in the retail market through our web sites, www.dgse.com and www.cgdeinc.com.

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

The Company operates the business as two operating and reportable segments under a variety of banners. DGSE includes Charleston Gold & Diamond Exchange and Dallas Gold & Silver Exchange. ECHG includes Echo Environmental, ITAD USA, CEX, Teladvance and Avail DE.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the consolidated balance sheets approximate fair value.

Inventories

DGSE’s inventory is valued at the lower of cost or NRV. The Company acquires a majority of its inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and collectibles. The Company acquires these items based on its own internal estimate of the fair market value of the items at the time of purchase. DGSE considers factors such as the current spot market price of precious metals and current market demand for the items being purchased. DGSE supplements these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases of new merchandise can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on the Company’s consolidated balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance. The majority of the Company’s inventory has some component of its value that is based on the spot market price of precious metals. Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of the Company’s inventory and could positively or negatively impact the profitability of the Company. The Company regularly monitors these fluctuations to evaluate any necessary impairment to its inventory.

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

The inventory listed in Note 3, and for the time period until November 15, 2026, is pledged as collateral against our $3,500,000 line of credit with Farmers State Bank of Oakley, Kansas.

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is provided for using the straight-line method over the anticipated economic useful lives of the related property. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. There were no impairments recorded during Fiscal 2021 and Fiscal 2020.

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

Impairment of Long-Lived Assets, Amortized Intangible Assets and Goodwill

The Company performs impairment evaluations of its long-lived assets, including property, equipment, and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on the Company’s evaluations no impairment was required as of December 31, 2021 or 2020.

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

PART II

Item 8

Advertising Costs

DGSE’s advertising costs are expensed as incurred and amounted to $406,775 and $240,770 for Fiscal 2021 and Fiscal 2020, respectively.

ECHG’s advertising costs are expensed as incurred and amounted to $52,617 and $16,311 For Fiscal 2021 and Fiscal 2020, respectively.

Accounts Receivable

Given the generally low level of accounts receivable for DGSE, the Company uses a simplified approach to calculate a general bad debt reserve. An allowance is calculated for each aging “bucket,” based on the risk profile of that bucket. For example, based on our historical experience, we have chosen not to place any reserve on amounts that are less than 60 days past due. From there the reserve amount escalates: 10% reserve on amounts over 60 but less than 90 days past due, 25% on amounts over 90 but less than 120 past due, and 75% on amounts over 120 days past due. The account receivables past 120 days past due are reviewed quarterly and if they are deemed uncollectable will be written off against the reserve.

For Fiscal 2021 and 2020, besides the normal timing to clear credit cards and financing collections, DGSE’s accounts receivable balance consisted of wholesale dealers that are current, therefore no reserve was established as of December 31, 2021 and 2020. Once a reserve is established, and an amount is considered to be uncollectable it is to be written off against the reserve. We revisit the reserve periodically, but no less than annually, with the same analytical approach in order to determine if the reserve needs to be increased or decreased, based on the risk profile of open accounts receivable at that point.

ECHG has a more sizable accounts receivable balance of $6,661,042 at December 31, 2021 and $2,528,215 as of December 31, 2020. We use a different approach for allowance for doubtful accounts for ECHG, excluding Avail DE, because customers are generally larger and payable terms are farther out. Once we determine that a balance is uncollectable we reserve that balance but still pursue payment. On the rare occasion we determine a balance is uncollectable we will write off the balance against the reserve. Excluding Avail DE, we reserved $0 for both Fiscal 2021 and Fiscal 2020.

Avail DE uses the DGSE simplified approach to calculate a general bad debt reserve. As of December 31, 2021, we reserved $1,583.

A summary of the Allowance for Doubtful Accounts is presented below:

	December 31,
	2021	2020

Beginning Balance	$-	$-
Bad debt expense (+)	83,003	37,798
Receivables written off (-)	(81,420)	(37,798)
Ending Balance	$1,583	$-

Note Receivable

ECHG entered into an agreement with CExchange on February 15, 2020, to lend $1.5 million bearing interest at eight and one-half percent (8.5%) per annum with interest only payments due quarterly. The loan was set to mature on February 20, 2023. The parties also agreed to warrant and call-option agreements to acquire all of CExchange’s equity interests upon the occurrence of certain events and on certain conditions. On November 7, 2020, ECHG entered into an amended agreement to increase the loan from $1.5 million to $2.1 million. On April 14, 2021, ECHG entered into a second agreement with CExchange to lend an additional $300,000 bearing interest at four percent (4%) per annum with interest only payments due quarterly, to be repaid, principal and accrued interest, upon the occurrence of certain events or upon demand by ECHG. On June 9, 2021, ECHG, through CEX, exercised their rights under the warrant and call-option agreements and purchased substantially all of the assets and certain liabilities of CExchange in exchange for ECHG’s cancellation and forgiveness of $1.5 million of the outstanding principal amount under the loan agreement originally dated February 15, 2020 and accrued and unpaid interest thereunder of $55,892. Due to the CExchange Transaction, the ability of CExchange to pay down the remaining notes payable, totaling $900,000 was compromised. We subsequently performed impairment evaluations on the two notes after management learned that it is more likely than not that the two notes may not be recoverable. Using the guidance provided, management reserved the full amount of the outstanding and unpaid notes receivable of $900,000, less a portion received of $61,353 during the quarter ended December 31, 2021, totaling $838,647, and write-off the outstanding and unpaid accrued interest associated with the notes receivable totaling $49,174. The notes receivable of $838,647 and $49,174 of accrued interest receivable were charged to other expense for Fiscal 2021.

PART II

Item 8

Short-Term Financing

Envela established a short-term line of credit with Texas Bank and Trust to cover emergency cash needs for $1,000,000 on May 17, 2019. The line of credit was renewed for an additional 24 months and increased to $3,500,000 on May 17 2020 and was set to expire on May 16, 2022. On November 23, 2021, the Company secured a 36 month line of credit from Farmers State Bank of Oakley Kansas for $3,500,000 at 3.1% annual interest rate with a maturity date of November 23, 2024. The line of credit with Texas Bank and Trust was immediately closed with a $0 outstanding balance. As of December 31, 2021, the line of credit had a principal and outstanding balance of $1,700,000 with accrued and unpaid interest balance of $6,005.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by U.S. GAAP. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

The Company accounts for its position in tax uncertainties in accordance with U.S. GAAP. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. U.S. GAAP requires a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2021 and 2020.

The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. The Company recognizes accrued interest and penalties resulting from audits by tax authorities in the provision for income taxes in the consolidated statements of operations. During Fiscal 2021 and Fiscal 2020, the Company did not incur any federal income tax interest or penalties.

PART II

Item 8

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

The following disaggregation of total revenue is listed by sales category and segment for the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31, 2021			December 31, 2020
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$89,146,783	11,022,162	12.4%	$79,790,419	9,215,494	11.5%
Recycled	7,572,476	1,586,000	20.9%	5,870,972	1,154,376	19.7%

Subtotal	96,719,259	12,608,162	13.0%	85,661,391	10,369,870	12.1%

ECHG
Resale	32,540,366	14,570,092	44.8%	19,395,834	9,504,607	49.0%
Recycled	11,706,453	4,042,905	34.5%	8,864,790	3,194,486	36.0%

Subtotal	44,246,819	18,612,997	42.1%	28,260,624	12,699,093	44.9%

	$140,966,078	$31,221,159	22.1%	$113,922,015	$23,068,963	20.2%

For DGSE, revenue for monetary transactions (i.e., cash and receivables) with dealers and the retail public are recognized when the merchandise is delivered, and payment has been made either by immediate payment or through a receivable obligation at one of our over-the-counter retail stores. We also recognize revenue upon the shipment of goods when retail and wholesale customers have fulfilled their obligation to pay, or promise to pay, through e-commerce or phone sales. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. Crafted-precious-metal items at the end of their useful lives are sold to a Dallas refiner. Since this refiner is located in the Dallas area, we deliver the metal to the refiner. The metal is assayed, price is determined from the assay and payment is made usually within two days. Revenue is recognized from the sale once payment is received.

PART II

Item 8

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

Our return policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to Fiscal 2021 sales, which is based on our review of historical returns experience, and reduces our reported revenues and cost of sales accordingly. As of December 31, 2021 and 2020, our allowance for returns remained the same at approximately $28,000 for both years.

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

PART II

Item 8

Shipping and Handling Costs

Shipping and handling costs amounted to $1,367,944 and $1,025,215, for 2021 and 2020, respectively. We have determined that shipping and handling costs should be included in cost of goods sold since inventory is what is shipped to and from store locations or to and from vendors.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense for Fiscal 2021 and Fiscal 2020 amounted to $0 and $325 respectively.

No stock awards remained unexercised as of December 31, 2021 and 2020.

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

No other recently issued or effective ASU’s had, or are expected to have, a material impact on the Company’s results of operations, financial condition or liquidity.

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

NOTE 3 — INVENTORIES

Inventories consist of the following:

	December 31,	December 31,
	2021	2020
DGSE
Resale	$10,422,072	$8,971,815
Recycle	11,995	191,677

Subtotal	10,434,067	9,163,492

ECHG
Resale	3,350,159	557,959
Recycle	264,210	285,446

Subtotal	3,614,369	843,405

	$14,048,436	$10,006,897

PART II

Item 8

NOTE 4 — NOTE RECEIVABLE

ECHG entered into an agreement with CExchange on February 15, 2020, to lend $1.5 million bearing interest at eight and one-half percent (8.5%) per annum with interest only payments due quarterly. The loan was set to mature on February 20, 2023. The parties also agreed to warrant and call-option agreements to acquire all of CExchange’s equity interests upon the occurrence of certain events and on certain conditions. On November 7, 2020, ECHG entered into an amended agreement to increase the loan from $1.5 million to $2.1 million. On April 14, 2021, ECHG entered into a second agreement with CExchange to lend an additional $300,000 bearing interest at four percent (4%) per annum with interest only payments due quarterly, to be repaid, principal and accrued interest, upon the occurrence of certain events or upon demand by ECHG. On June 9, 2021, ECHG, through CEX, exercised their rights under the warrant and call-option agreements and purchased substantially all of the assets and certain liabilities of CExchange in exchange for ECHG’s cancellation and forgiveness of $1.5 million of the outstanding principal amount under the loan agreement originally dated February 15, 2020 and accrued and unpaid interest thereunder of $55,892. We subsequently performed impairment evaluations on the two notes after management learned that it is more likely than not that the two notes may not be recoverable. Using the guidance provided, management reserved the full amount of the outstanding and unpaid note receivable of $900,000, and write-off the outstanding and unpaid accrued interest associated with the notes receivable totaling $49,174. The note receivable of $900,000 was reserved and the $49,174 of accrued interest receivable was written-off. Both amounts were charged to other expense during Fiscal 2021. Subsequent to the note receivable being reserved for $900,000 during the quarter ended September 30, 2021, ECHG received a payment during the quarter ended December 31, 2021 in the amount of $61,353 as a partial payoff of the note receivable. The payment was used to reduce the reserve as of December 31, 2021. Management still believes that it is more likely than not that the two notes are unrecoverable.

ECHG entered into an agreement with Committed Agency, LLC (“Committed Agency”) on February 4, 2021, pursuant to which it agreed (the “CA Facility Agreement”) to provide Committed Agency a line-of-credit not to exceed $1,000,000 (the “CA Facility”). Committed Agency intended to, directly or indirectly, sell or dispose of electronic devices previously owned by major electronic carriers. In addition to the CA Facility Agreement, ECHG contracted with Committed Agency beginning February 4, 2021 to exclusively facilitate their sales through the Company’s warehousing and cleaning of electronic devices, wiping of existing data, and inspecting, packaging and shipping of devices to purchasers, in exchange for which ECHG received a per unit service fee (the “CA Service Agreement”). The CA Service Agreement terminated and the CA Facility matured on July 30, 2021. Under the terms of the agreement, the borrower could not borrow any additional funds, under this facility, after May 31, 2021. Committed Agency paid back all principal and accrued interest as of December 31, 2021. Amounts borrowed under the CA Facility bore an interest rate of 6% per annum.

PART II

Item 8

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2021	2020
DGSE
Land	$1,640,220	$720,786
Buildings and improvements	2,764,529	1,317,906
Leasehold improvements	1,450,695	1,435,742
Machinery and equipment	1,056,315	1,056,315
Furniture and fixtures	526,250	504,430
Vehicles	22,859	22,859
	7,460,868	5,058,038
Less: accumulated depreciation	(2,343,923)	(2,054,294)

Sub-Total	5,116,945	3,003,744

ECHG
Leasehold improvements	135,491	81,149
Machinery and equipment	1,109,306	220,417
Furniture and fixtures	145,950	93,827
	1,390,747	395,393
Less: accumulated depreciation	(212,147)	(71,058)

Sub-Total	1,178,600	324,335

Envela
Land	1,106,664	1,106,664
Buildings and improvements	2,456,324	2,456,324
Machinery and equipment	23,676	5,407
	3,586,664	3,568,395
Less: accumulated depreciation	(76,021)	(7,873)

Sub-Total	3,510,643	3,560,522

	$9,806,188	$6,888,601

Depreciation expense was $498,866 and $327,026 for Fiscal 2021 and Fiscal 2020, respectively.

PART II

Item 8

NOTE 6 — ACQUISITIONS

On June 9, 2021, ECHG, entered into the CExchange Transaction, pursuant to which the seller agreed to sell the assets and certain liabilities of CExchange for ECHG’s cancellation and forgiveness of $1,500,000 of the outstanding principal amount under the loan agreement between ECHG and CExchange originally dated February 15, 2020 and accrued and unpaid interest thereunder of $55,892. The remaining $900,000 principal owed to ECHG by CExchange is not a part of the purchase price listed below and was expected to be repaid with any accrued and unpaid interest during the third or fourth fiscal quarters of 2021. As mentioned in Note 4 -- Notes Receivable, we subsequently performed impairment evaluations on the remaining $900,000 principal owed after management learned that it is more likely than not that the $900,000 may not be recoverable. Using the guidance provided, management has concluded that ECHG should reserve the full amount of the outstanding and unpaid notes receivable of $900,000, and write-off the outstanding and unpaid accrued interest associated with the notes receivable totaling $49,174. Subsequent to the reserve established for the notes receivable, the Company received $61,353 as partial payment against the notes receivable. This payment was used to reduce the notes receivable reserved amount to $838,647. Management still believes it is more likely than not that the remaining balance is uncollectable. The remaining notes receivable of $838,647 and $49,174 of accrued interest receivable were charged to other expense during Fiscal 2021.

As part of the CExchange Transaction, goodwill was originally recorded as $1,891,477, which is the purchase price less the approximate fair value of the net assets and liabilities purchased. Adjustments were made to the acquiring assets and liabilities of the CExchange Transaction through management evaluation and a third party valuation. The Company’s goodwill is related to the ECHG segment. ECHG has its own separate financial information to perform goodwill impairment testing. The Company will evaluate goodwill based on cash flows for the ECHG segment. For tax purposes, goodwill is amortized and deductible over fifteen (15) years.

The purchase price is allocated as follows:

Description	Amount

Assets
Cash	$13,136
Account receivables	93,970
Prepaids	2,594
Deposits	21,419
Intangible assets, trademarks/tradenames	114,000
Intangible assets, customer relationships	345,000
Fixed assets - net	30,697

Liabilities
Account payables	(345,057)
Accrued liabilities	(1,939)

Net assets	273,820

Goodwill	1,282,072

Total Purchase Price	$1,555,892

PART II

Item 8

On October 29, 2021, ECHG entered into the Avail Transaction to purchase all of the assets, liabilities and rights and interests for $4,500,000. The purchase was facilitated by an initial payment of $2,500,000 at closing, and the remaining $2,000,000 to be paid out by 12 quarterly payments starting April 1, 2022, of $166,667 each. See Note 10 to our consolidated financial statements for more information on this loan. The Installment note payable for the Avail transaction imputed at 3.1%.

As part of the Avail Transaction, goodwill was preliminarily recorded as $3,491,284, which is the purchase price less the approximate fair value of the net assets and liabilities purchased, as shown in the purchase price allocation in the following table. The Company’s goodwill is related to the ECHG segment. ECHG has its own separate financial information to perform goodwill impairment testing. The Company will evaluate goodwill based on cash flows for the ECHG segment. For tax purposes, goodwill is amortized and deductible over fifteen (15) years.

The purchase price allocation listed below is considered to be a preliminary allocation and is subject to change.

The preliminary purchase price is allocated as follows:

Description	Amount

Assets
Cash	$988,870
Account receivables	395,144
Inventories	486,736
Prepaid expenses	93,727
Fixed assets - net	247,038
Right-of-use assets	609,511
Other assets	13,268

Liabilities
Account payables	(562,778)
Accrued liabilities	(653,289)
Operating lease liabilities	(609,511)

Net assets	1,008,716

Goodwill	3,491,284

Total Purchase Price	$4,500,000

PART II

Item 8

NOTE 7 — GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, are as follows:

	Year Ended December 31,
	2021	2020

Opening balance	$1,367,109	$1,367,109
Additions	4,773,356	-

	$6,140,465	$1,367,109

The Company’s goodwill is related to the ECHG segment. We evaluate goodwill for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Based on the Company’s evaluations, no impairment was required as of December 31, 2021 and 2020.

NOTE 8 — INTANGIBLE ASSETS

Intangible assets consist of:

	December 31,	December 31,
	2021	2020
DGSE
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(269,502)	(203,502)

Subtotal	101,850	167,850

ECHG
Trademarks (1)	1,483,000	1,483,000
Customer Contracts (1)	1,873,000	1,873,000
Trademarks/Tradenames (2)	114,000	-
Customer Relationships (2)	345,000	-

	3,815,000	3,356,000
Less: accumulated amortization	(892,605)	(531,377)

Subtotal	2,922,395	2,824,623

Total	$3,024,245	$2,992,473

(1)	Intangibles relate to the asset purchase agreement of the Echo Legacy Entities on May 20, 2019.
(2)	Intangibles relate to the CExchange Transaction on June 9, 2021.

Amortization expense was $427,228 and $401,600 for Fiscal 2021 and Fiscal 2020, respectively.

PART II

Item 8

The estimated aggregate amortization expense for each of the five succeeding fiscal years follows:

	DGSE	ECHG	Total

2022	$66,000	$381,500	$447,500
2023	30,350	381,500	411,850
2024	5,500	381,500	387,000
2025	-	381,500	381,500
2026	-	381,500	381,500
Thereafter	-	1,014,895	1,014,895

	$101,850	$2,922,395	$3,024,245

PART II

Item 8

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31	December 31
	2021	2020
DGSE
Accrued Interest	$12,627	$10,057
Board member fees	-	7,500
Payroll	131,325	155,635
Property tax	88,046	26,435
Sales tax	150,070	180,609
Other administrative expenses	-	13,525

Subtotal	382,068	393,761

ECHG
Accrued Interest	14,547	17,086
Payroll	334,431	119,327
Property tax	-	20,500
Other accrued expenses	51,506	10,574
Unvouchered payables - inventory	461,481	-
Material & shipping costs (COGS)	78,647	-

Subtotal	940,612	167,487

Envela
Accrued Interest	8,355	7,884
Payroll	25,175	10,745
Professional fees	220,101	142,635
Property tax	84,920	-
Other administrative expenses	18,453	8,433
State income tax	109,682	113,379

Subtotal	466,686	283,076

	$1,789,366	$844,324

PART II

Item 8

NOTE 10 — LONG-TERM DEBT

Long-term debt consists of the following:

	Outstanding Balance
	December 31,	December 31,	Current
	2021	2020	Interest Rate	Maturity
DGSE
Note payable, related party (1)	$-	$2,863,715	-	Paid off by third party
Note payable, Farmers Bank (2)	2,770,729	-	3.10%	November 15, 2026
Note payable, Truist Bank (3)	909,073	942,652	3.65%	July 9, 2030
Note payable, Texas Bank & Trust (4)	474,009	491,852	3.75%	September 14, 2025
Note payable, Texas Bank & Trust (5)	1,752,446	-	3.25%	July 30, 2031

DGSE Sub-Total	5,906,257	4,298,219

ECHG
Note payable, related party (1)	-	6,496,127	-	Paid off by third party
Note payable, Farmers Bank (2)	6,286,459	-	3.10%	November 15, 2026
Revolving Line of Credit (6)	1,700,000	-	3.10%	November 23, 2024
Avail Transaction note (7)	2,000,000	-	0.00%	April 1, 2025

ECHG Sub-Total	9,986,459	6,496,127

Envela
Note payable, Texas Bank & Trust (8)	2,843,415	2,951,379	3.25%	November 4, 2025
Note payable (9)	-	1,668,200	-	Federal Loan Forgiven

Envela Sub-Total	2,843,415	4,619,579

Sub-Total	18,736,131	15,413,925

Current portion	2,765,794	2,120,457

	$15,970,337	$13,293,468

(1) On May 20, 2019, in connection with the Echo Transaction, the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. ECHG, LLC executed a five-year, $6,925,979 note for the Echo Transaction, amortized over 20 years at a 6% annual interest rate. The interest and principal payment due monthly was $49,646. DGSE executed a five-year, $3,074,021 note to pay off the accounts payable – related party balance to a former Related Party as of May 20, 2019. That promissory note was also amortized over 20 years at a 6% annual interest rate. The interest and principal payment due monthly on the note for DGSE was $22,203. On November 23, 2021, both notes were refinanced by Farmers State Bank of Oakley Kansas.

(2) On November 23, 2021, both notes listed in item (1) above were refinanced by Farmers State Bank of Oakley Kansas. The first note was refinanced for the remaining and outstanding balance of $6,309,962, is a five-year promissory note amortized over 20 years at 3.1% annual interest rate. The note has monthly principal and interest payments of $35,292. The second note was refinanced for the remaining and outstanding balance of $2,781,087, is a five-year promissory note amortized over 20 years at 3.1% annual interest rate. The note has monthly principal and interest payments of $15,555.

(3) On July 9, 2020, DGSE closed the purchase of a retail building located at 610 E. Round Grove Road in Lewisville, Texas for $1.195 million. The purchase was partly financed through a $956,000, ten year loan, bearing an annual interest rate of 3.65%, amortized over 20 years, payable to Truist Bank (f/k/a BB&T Bank). The note has monthly interest and principal payments of $5,645.

(4) On September 14, 2020, 1106 NWH Holdings, LLC, a wholly owned subsidiary of DGSE, closed on the purchase of a retail building located at 1106 W. Northwest Highway in Grapevine, Texas for $620,000. The purchase was partly financed through a $496,000, five-year loan, bearing an annual interest rate of 3.75%, amortized over 20 years, payable to Texas Bank & Trust. The note has monthly interest and principal payments of $2,941.

PART II

Item 8

(5) On July 30, 2021, 9166 Gaylord Holdings, LLC, a wholly owned subsidiary of DGSE, closed the purchase of a new retail building located at 9166 Gaylord Parkway in Frisco, Texas for $2,215,500. The purchase was partly financed through a $1,772,000, five-year loan (the “TB&T Frisco Loan”), bearing an annual interest rate of 3.75%, amortized over 20 years, payable to Texas Bank and Trust. The note has monthly interest and principal payments of $10,509.

(6) On November 23, 2021, the Company secured a 36 month line of credit from Farmers State Bank of Oakley Kansas for $3,500,000 at 3.1% annual interest rate.

(7) On October 29, 2021, ECHG entered into the Avail Transaction to purchase all of the assets, liabilities and rights and interests of Avail AZ, for $4.5 million. The purchase was facilitated by an initial payment of $2.5 million at closing, and the remaining $2.0 million to be paid out by 12 quarterly payments starting April 1, 2022, of $166,667 each. The Installment note payable for the Avail Transaction imputed at 3.1%

 (8) On November 4, 2020, 1901 Gateway Holdings, LLC, a wholly owned subsidiary of Envela Corporation, closed on the purchase of its new corporate office building located at 1901 Gateway Drive, Irving, Texas for $3.521 million. The building was partially financed through a $2.96 million, five-year loan, bearing an interest rate of 3.25%, amortized over 20 years, payable to Texas Bank & Trust. The note has monthly interest and principal payments of $16,792.

(9) The Company applied for and received, on April 20, 2020, approximately $1.67 million, 1% interest, federally backed loan intended to pay employees and cover certain rent and utility-related costs during the COVID-19 pandemic with Truist Bank (f/k/a BB&T Bank) as the lender. The Federal Loan was forgivable to the extent that certain criteria were met. We applied for the forgiveness of the Federal Loan during Fiscal 2020, and received notification during Fiscal 2021 that the loan had been forgiven. The forgiveness of the Federal Loan is included in Other income from loan forgiveness on our consolidated income statements.

PART II

Item 8

Future scheduled principal payments of our note payables and note payables, related party, as of December 31, 2021 are as follows:

Note payable, Farmers State Bank - DGSE

Year Ending December 31,	Amount

2022	$102,214
2023	105,428
2024	108,743
2025	112,163
2026	2,342,181

Subtotal	$2,770,729

Note payable, Truist Bank - DGSE

Year Ending December 31,	Amount

2022	$34,683
2023	35,989
2024	37,343
2025	38,749
2026	40,208
Thereafter	722,101

Subtotal	$909,073

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2022	$17,823
2023	18,503
2024	19,209
2025	418,474

Subtotal	$474,009

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2022	$70,200
2023	72,515
2024	74,907
2025	77,379
2026	1,457,445

Subtotal	$1,752,446

Note payable, Farmers Bank - ECHG

Year Ending December 31,	Amount

2022	$231,912
2023	239,204
2024	246,726
2025	254,484
2026	5,314,133

Subtotal	$6,286,459

Note payable - Revolving Line of Credit

Year Ending December 31,	Amount

2022	$1,700,000

Subtotal	$1,700,000

Note payable - Justin and Tami Tinkle

Year Ending December 31,	Amount

2022	$500,000
2023	666,667
2024	666,667
2025	166,666

Subtotal	$2,000,000

Note payable, Texas Bank & Trust - Envela

Year Ending December 31,	Amount

2022	$108,962
2023	112,627
2024	116,414
2025	2,505,412

Subtotal	$2,843,415

$18,736,131

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

The ECHG segment includes Echo, ITAD USA, CEX, Teladvance and Avail DE. These five companies were added during Fiscal 2019 and Fiscal 2021, and are involved in recycling and the reuse of electronic waste.

We allocate our corporate costs and expenses, including rental income and expenses relating to our corporate headquarters, to our business segments. The corporate building’s income and expenses are included in selling, general and administrative expenses, depreciation and amortization, other income, interest expense and income tax expense. The Company’s management team evaluates the operating performance of each segment and makes decisions about the allocation of resources according to each segment profit. The allocations are generally amounts agreed upon by management, which may differ from an arms-length transaction.

The following table segments the financial results of DGSE and ECHG for the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31, 2021			December 31, 2020

	DGSE	ECHG	Consolidated	DGSE	ECHG	Consolidated

Revenue:
Sales	$96,719,259	$44,246,819	$140,966,078	$85,661,391	$28,260,624	$113,922,015
Cost of goods sold	84,111,097	25,633,822	109,744,919	75,291,521	15,561,531	90,853,052

Gross profit	12,608,162	18,612,997	31,221,159	10,369,870	12,699,093	23,068,963

Expenses:
Selling, general and administrative expenses	7,628,377	13,169,718	20,798,095	6,933,259	8,620,015	15,553,274
Depreciation and amortization	389,703	536,392	926,095	321,833	406,793	728,626

	8,018,080	13,706,110	21,724,190	7,255,092	9,026,808	16,281,900

Operating income	4,590,082	4,906,887	9,496,969	3,114,778	3,672,285	6,787,063

Other income :
Other income from loan forgiveness	675,210	992,990	1,668,200	-	-	-
Other income (expense)	238,585	(538,020)	(299,435)	113,974	193,023	306,997
Interest expense	288,236	415,815	704,051	209,295	411,204	620,499

Income before income taxes	5,215,641	4,946,042	10,161,683	3,019,457	3,454,104	6,473,561

Income tax expense	45,124	67,684	112,808	40,283	49,335	89,618

Income from continuing operations	$5,170,517	$4,878,358	$10,048,875	$2,979,174	$3,404,769	$6,383,943

PART II

Item 8

NOTE 12 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted average common shares is as follows:

	Year Ended December 31,
	2021	2020

Basic weighted average shares	26,924,631	26,924,631
Effect of potential dilutive securities	15,000	15,000
Diluted weighted average shares	26,939,631	26,939,631

For the years ended December 31, 2021 and 2020, there were 15,000 Common Stock options, warrants, and Restricted Stock Units (RSUs) unexercised. For the years ended December 31, 2021 and 2020, there were no anti-dilutive shares.

NOTE 13 — COMMON STOCK

In January 2014, the Company’s Board granted 112,000 RSUs to its officers and certain key employees. As of December 31, 2021, no RSUs remain unexercised.

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

On December 7, 2016, our shareholders approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares for issuance pursuant to awards issued thereunder. As of December 31, 2021, no awards had been made under the 2016 Plan.

PART II

Item 8

The following table summarizes the activity in common shares subject to options and warrants:

	Years Ended December 31,
	2021		2020
		Weighted		Weighted
		average exercise		average exercise
	Shares	price	Shares	price

Outstanding at beginning or year	15,000	$2.17	15,000	$2.17
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of year	15,000	$2.17	15,000	$2.17

Options exercisable at end of year	15,000	$2.17	15,000	$2.17

The 15,000 options exercisable at the end of the year are potential dilutive shares.

Information about stock options outstanding at December 31, 2021 is summarized as follows:

	Options Outstanding and Exercisable
		Weighted average
		remaining		Weighted	Aggregate
		contractual life		average	intrinsic
Exercise price	Number outstanding	(Years)		exercise price	value
$2.13	10,000	NA	(1)	$2.13	$19,450
$2.25	5,000	NA	(1)	$2.25	$9,100

	15,000				$28,550

(1)	Options currently issued pursuant to the Company’s 2004 Employee Stock Option Plans have no expiration date.

The aggregate intrinsic values in the above table were based on the closing price of our Common Stock of $4.07 as of December 31, 2021.

PART II

Item 8

A summary of the status of our non-vested RSU grants issued under our 2006 Plan is presented below:

	Year Ended December 31,
	2021		2020
		Weighted		Weighted
		average exercise		average exercise
	Shares	price	Shares	price

Nonvested at beginning or year	-	$-	250	$1.30
Granted	-	-	-	-
Exercised	-	-	250	1.30
Forfeited	-	-	-	-

Outstanding at end of year	-	$-	-	-

As a result of the expiration of the 2006 Plan, as of December 31, 2019, no further shares could be issued under the 2006 Plan. As of January 1, 2020, the remaining 250 RSU grants have vested and were exercised during Fiscal 2020. A total of 1,100,000 shares remain available for future grants pursuant to the 2016 Plan.

During Fiscal years 2021 and 2020, we recognized $0 in stock-based compensation expense.

PART II

Item 8

NOTE 15 — INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory from continuing operations Federal rate follows:

	2021	2020

Tax Expense at Statutory Rate	$2,133,953	$1,364,191
Valuation Allowance	(1,787,132)	(1,371,195)
Non-Deductible Expenses and Other	3,501	7,004
PPP Loan Forgiveness	(350,322)	-
State Taxes, Net of Federal Benefit	112,808	89,618
Income tax expense	$112,808	$89,618

Current	$112,808	$89,618
Total	$112,808	$89,618
		-
Deferred income taxes are comprised of the following at December 31, 2021 and 2020:

	2021	2020
Deferred tax assets (liabilities):
Inventories	$39,433	$22,620
Stock options and other	6,836	6,836
Contingencies and accruals	224,240	28,580
Property and equipment	(297,984)	(256,065)
Net operating loss carryforward	4,500,023	6,527,548
Goodwill and intangibles	40,945	27,085
Total deferred tax assets, net	4,513,493	6,356,604

Valuation allowance	$(4,513,493)	$(6,356,604)
Net Deferred tax asset	-	-

As of December 31, 2021, the Company had $2,729,636 of net operating loss carry-forwards, related to the Superior Galleries acquisition which may be available to reduce taxable income in future years, subject to the applicable Internal Revenue Code Section 382 limitations. As of December 31, 2021, the Company had approximately $18,699,047 of net operating loss carry-forwards related to Superior Galleries’ post acquisition operating losses and other operating losses incurred by the Company’s other operations. These carry-forwards will expire, starting in 2026 if not utilized.

As of December 31, 2021, the Company has approximately $4.5 million in net deferred tax assets relating to approximately $21.4 million of net operating losses that will begin to expire in 2026 if not used. Due to uncertain current market conditions arising from the COVID-19 pandemic and various strains, the rising threat of inflation, rising interest rates, stock market volatility and the threat of a regional war conflict in Europe spreading, it is unfeasible, with any degree of accuracy, to predict the future results of Company operations. Due to the reasons listed above, a full valuation allowance was recorded against our net deferred tax assets.

PART II

Item 8

NOTE 16 — LEASES

The Company has seven operating leases, five in the Dallas/Fort Worth Metroplex, one in Charleston, South Carolina and one in Chandler, Arizona. We have one lease expiring during Fiscal 2022.

DGSE leases – The Grand Prairie, Texas lease expires June 30, 2022, and has no current lease options. We are currently evaluating whether to continue to lease in the present location. The Charleston, South Carolina lease expires April 30, 2025, and has no current lease options. The Euless, Texas lease expires June 30, 2025, with an option for an additional five (5) year term. On August 24, 2021, we entered into a new lease agreement with the landlord of DGSE’s main flagship store located at 13022 Preston Road, Dallas, Texas. The new lease commenced on November 1, 2021 and expires January 31, 2027, with an option for an additional five (5) year term.

ECHG leases - The McKenzie, Carrollton ITAD lease expired July 31, 2021 with no current options. We evaluated the lease in the present location and decided to vacate the property as of July 31, 2021. The Echo Belt Line lease expires January 31, 2026, with one option period of an additional 60 months. ECHG was assigned CExchange’s lease, located at 2727 Realty Road, Carrollton, Texas, due to the CExchange Transaction on June 9, 2021, and expired December 31, 2021. The lease was amended on October 31, 2021, that commenced on January 1, 2022 and expires January 31, 2027. ECHG was also assigned Avail AZ’s lease, located at 120 E. Corporate Pl, Chandler, Arizona, due to the Avail Transaction, and expires on May 31, 2025.

All seven leases are triple net leases that we pay our proportionate amount of common area maintenance, property taxes and property insurance. Leasing costs for Fiscal 2021 and Fiscal 2020 was $2,109,104 and $1,452,689, respectively. These lease costs consist of a combination of minimum lease payments and variable lease costs.

As of December 31, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.81 years and 5.5%, respectively. The Company’s future operating lease obligations that have not yet commenced are immaterial. The cash paid for operating lease liabilities for Fiscal 2021 and Fiscal 2020 was $2,300,630 and $1,314,285, respectively.

PART II

Item 8

Future annual minimum lease payments as of December 31, 2021:

Operating
Leases
DGSE
2022	$516,456
2023	499,984
2024	507,414
2025	364,269
2026 and thereafter	333,114

Total minimum lease payments	2,221,237
Less imputed interest	(200,349)

DGSE Sub-Total	2,020,888

ECHG
2022	1,321,353
2023	1,357,381
2024	1,396,129
2025	1,321,297
2026 and thereafter	507,780

Total minimum lease payments	5,903,940
Less imputed interest	(477,947)

ECHG Sub-Total	5,425,993

Total	7,446,881

Current portion	1,573,824

$5,873,057

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

On May 24, 2019, Company entered into two (2) loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. The first note of $6,925,979, pursuant to the Echo Entities purchase agreement, was a five-year promissory note amortized over 20 years at 6% annual interest rate. As of December 31, 2021 and 2020, ECHG was obligated to pay $0 and $6,496,127, respectively, to Mr. Loftus as a note payable, related party. The second note of $3,074,021 paid off the accounts payable – related party balance to Elemetal as of May 20, 2019. The promissory note was a five-year note amortized over 20 years at 6% annual interest rate. As of December 31, 2021 and 2020, DGSE was obligated to pay $0 and $2,863,715, respectively, to Mr. Loftus as a note payable, related party. On November 23, 2021, both notes were refinanced by Farmers State Bank of Oakley Kansas. The ECHG note was refinanced for the remaining and outstanding balance of $6,309,962. The DGSE note was refinanced for the remaining and outstanding balance of $2,781,087. For the year ended December 31, 2021 and 2020, the Company paid Mr. Loftus $519,713 and $580,957, respectively, in interest on the Company’s outstanding note payables, related party.

PART II

Item 8

NOTE 18 — DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan covers substantially all employees who have completed one month of service. Participants can contribute up to 15% of their annual salary subject to Internal Revenue Service limitations. The Company matched 10% of the employee’s contribution up to 6% of the employee’s salary for the Fiscal 2021 and Fiscal 2020 plans.

NOTE 19 — SUBSEQUENT EVENTS

The coronavirus disease 2019 (COVID-19) pandemic has adversely affected global economic business conditions. Future sales on products like ours could decline or fluctuate due to increased or fluctuating commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted, nor can the timing of the development, distribution and acceptance of effective vaccines, booster shots or other treatments for potential COVID-19 divergent strains, including the Delta and Omnicron variants. In addition, the effects of the COVID-19 pandemic are subject to, among other things, the effect of government responses to the pandemic on our operations, including vaccine mandates, impacts of the pandemic on global and domestic economic conditions, including with respect to commercial activity, our customers and business partners, as well as consumer preferences and demand.

PART II

Items 9, 9A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to be provide the reasonable assurance of the foregoing.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management believes that, as of December 31, 2021, our internal control over financial reporting is effective.

We are not required to provide an attestation report of our registered public accounting firm pursuant to rules promulgated by the SEC.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2021, no changes occurred that our management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 9B , 9C

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Envela Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envela Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Realizability of Deferred Tax Assets

Description of the Matter

As discussed in Note 15 to the consolidated financial statements, the Company records a valuation allowance based on their assessment of the realizability of the Company’s deferred tax assets.  As of December 31, 2021 the Company had net deferred tax assets before a valuation allowance of approximately $4.5 million.  A significant portion of the deferred tax assets are subject to future expiration. Management performs an analysis to determine whether sufficient future taxable income will be generated to support the realization of deferred tax assets prior to expiration in order to determine the need for a valuation allowance adjustment. This analysis involves a high degree of subjectivity and significant judgment.

The principal considerations for our procedures relating to the realizability of deferred tax assets as a critical audit matter is that there was significant judgment by management in evaluating how various uncertainties within the current economic environment could impact management’s projections of future taxable income. This required significant auditor judgment to evaluate management’s analysis of the overall realizability of deferred tax assets.

How We Addressed the Matter in Our Audit

The primary procedures we performed included evaluating the quantitative and qualitative analysis management prepares to determine realizability of deferred tax assets. This analysis includes projections of future taxable income as well as management’s consideration of how various uncertainties within the current economic environment could impact future operating results. These uncertainties include, among other things, the ongoing COVID-19 pandemic, increases in national inflation rate, changing interest rate environment and stock market volatility. In addition, this included the uncertainties associated with geo-political events that may cause supply chain interruptions.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2012.

Dallas, Texas

March 16, 2022

PART III

Item 10, 11, 12, 13, 14

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2022 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2022 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2022 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2022 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2022 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

Index  to Exhibits

PART IV

 Item 15

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Amended and Restated By-laws, dated March 23, 2021		X	10-Q	May 5, 2021	3.1
3.2	Certificate of Amendment to Articles of Incorporation, Dated December 12, 2019		X	8-K	December 16, 2019	3.1
4.1	Specimen Common Stock Certificate		X	S-4	February 26, 2007	4.1
4.2	Description of Capital Stock	X
10.1	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.5
10.2	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	September 16, 2011	10.7
10.3	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	October 28, 2011	10.2
10.4	Form of Indemnification Agreement between DGSE Companies, Inc. and each Officer and director of DGSE		X	8-K	February 12, 2016	10.1
10.5	Registration Rights Agreement by and among DGSE Companies, Inc., Elemetal, LLC, and NTR Metals, LLC dated as of December 9, 2016		X	8-K	December 9, 2016	10.1
10.6	Purchase agreement, dated September 14, 2020, for the Irving, Texas office building purchased by Envela Corporation		X	10-Q	October 5, 2020	10.3
10.7	Revised note payable, related party, dated January 1, 2020, between DGSE, LLC and John R. Loftus		X	10-Q	October 5, 2020	10.4
10.8	Revised note payable, related party, dated January 1, 2020, between ECHG, LLC and John R. Loftus		X	10-Q	October 5, 2020	10.5
10.9	Purchase Agreement Dated May 6, 2021, for The Frisco, Texas location, by and between DGSE, LLC and KMTHT Holding, LLC		X	10-Q	August 4, 2021	10.1
14.1	Business Conduct & Ethics Policy		X	10-K/A	2012	14.1
21.1	Subsidiaries of the Registrant		X	10-K	March 27, 2014	21.1
23.1	Consent of Whitley Penn LLP	X
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

PART IV

Item 16

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVELA CORPORATION

By:	/s/ JOHN R. LOFTUS	Dated: March 16, 2022
Name: John R. Loftus
Title: Chairman of the Board, Chief Executive Officer, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN R. LOFTUS	Dated: March 16, 2022
John R. Loftus
Chairman of the Board,
Chief Executive Officer,
President
(Principal Executive Officer)

By:	/s/ BRET A. PEDERSEN	Dated: March 16, 2022
Bret A. Pedersen
Chief Financial Officer
(Principal Accounting Officer)

By:	/s/ RICHARD D. SCHEPP	Dated: March 16, 2022
Richard D. Schepp
Director

By:	/s/ ALEXANDRA C. GRIFFIN	Dated: March 16, 2022
Alexandra C. Griffin
Director

By:	/s/ JIM R. RUTH	Dated: March 16, 2022
Jim R. Ruth
Director

By:	/s/ ALLISON M. DeSTEFANO	Dated: March 16, 2022
Allison M. DeStefano
Director

d">