Form 10-Q
period 2022-03-31
Envela Corp
filed 2022-05-11
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______________ to _______________

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

As of May 11, 2022, the registrant had 26,924,631 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)	(Unaudited)
Three Months Ended March 31,	2022	2021
Revenue:
Sales	$47,415,098	$25,490,441
Cost of goods sold	37,704,064	19,186,177

Gross margin	9,711,034	6,304,264

Expenses:
Selling, General & Administrative Expenses	6,559,755	4,153,229
Depreciation and Amortization	291,947	204,912

Total operating expenses	6,851,702	4,358,141

Operating income	2,859,332	1,946,123
Other income (expense), net	(58,576)	271,941
Interest expense	123,239	179,022

Income before income taxes	2,677,517	2,039,042
Income tax expense	30,292	30,770

Net income	$2,647,225	$2,008,272

Basic earnings per share:
Net income	$0.10	$0.07

Diluted earnings per share:
Net income	$0.10	$0.07

Weighted average shares outstanding:
Basic	26,924,631	26,924,631
Diluted	26,939,631	26,939,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,497,259	$10,138,148
Trade receivables, net of allowances	5,357,137	7,166,533
Inventories	14,621,575	14,048,436
Current right-of-use assets from operating leases	1,609,077	1,604,736
Prepaid expenses	612,475	439,038
Other current assets	1,765,355	969,624

Total current assets	35,462,878	34,366,515
Property and equipment, net	9,719,499	9,806,188
Goodwill	6,140,465	6,140,465
Intangible assets, net	2,912,370	3,024,245
Operating lease right-of-use assets	5,286,770	5,692,141
Other assets	236,761	237,761

Total assets	$59,758,743	$59,267,315

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$2,857,674	$2,488,396
Line of credit	-	1,700,000
Notes payable	1,003,592	1,065,794
Current operating lease liabilities	1,584,169	1,573,824
Accrued expenses	1,501,178	1,789,366
Customer deposits and other liabilities	1,244,193	1,179,224

Total current liabilities	8,190,806	9,796,604
Notes payable, less current portion	15,826,264	15,970,337
Long-term operating lease liabilities, less current portion	5,467,131	5,873,057

Total liabilities	29,484,201	31,639,998

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized;
26,924,631 shares issued and outstanding	269,246	269,246
Additional paid-in capital	40,173,000	40,173,000
Accumulated deficit	(10,167,704)	(12,814,929)

Total stockholders’ equity	30,274,542	27,627,317

Total liabilities and stockholders’ equity	$59,758,743	$59,267,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2022	2021
	(Unaudited)	(Unaudited)
Operations
Net income	$2,647,225	$2,008,272
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation, amortization, and other	291,947	204,912
Bad debt expense	-	6,249
Changes in operating assets and liabilities:
Trade receivables	1,809,397	(344,103)
Inventories	(573,139)	(1,623,485)
Prepaid expenses	(173,436)	(576,578)
Other assets	(794,731)	(100,000)
Accounts payable and accrued expenses	81,088	(240,410)
Operating leases	5,449	19,616
Customer deposits and other liabilities	64,969	260,615

Net cash provided by (used in) operations	3,358,769	(384,912)

Investing
Investment in note receivable	-	(123,472)
Purchase of property and equipment	(93,384)	(200,563)

Net cash used in investing	(93,384)	(324,035)

Financing
Payments on notes payable, related party	-	(71,853)
Payments on notes payable	(206,274)	(40,239)
Payments on line of credit	(1,700,000)	-

Net cash used in financing	(1,906,274)	(112,092)

Net change in cash and cash equivalents	1,359,111	(821,039)
Cash and cash equivalents, beginning of period	10,138,148	9,218,036

Cash and cash equivalents, end of period	$11,497,259	$8,396,997

Supplemental Disclosures
Cash paid during the period for:
Interest	$129,989	$179,082
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended March 31, 2021 and 2022

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at January 1, 2021	26,924,631	$269,246	-	$-	$40,173,000	$(22,863,804)	$17,578,442

Net Income	-	-	-	-	-	2,008,272	2,008,272

Balances at March 31, 2021
	26,924,631	$269,246	-	$-	$40,173,000	$(20,855,532)	$19,586,714

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at January 1, 2022	26,924,631	$269,246	-	$-	$40,173,000	$(12,814,929)	$27,627,317

Net Income	-	-	-	-	-	2,647,225	2,647,225

Balances at March 31, 2022
	26,924,631	$269,246	-	$-	$40,173,000	$(10,167,704)	$30,274,542

.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022 (the “2021 Annual Report”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation. The information provided as of March 31, 2022 in these notes to the interim condensed consolidated financial statements is unaudited.

NOTE 2 — PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

Envela and its subsidiaries engage in diverse business activities within the recommerce sector. These activities include being one of the nation's premier authenticated recommerce retailers of luxury hard assets; providing end-of-life asset recycling and resale to businesses, organization and retail consumers; offering data destruction and IT asset management; and providing products, services and solutions to industrial and commercial companies. Envela operates primarily via two operating and reportable segments. Through DGSE, LLC (“DGSE”), it operates Dallas Gold & Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands. Through ECHG, LLC (“ECHG”), it operates Echo Environmental Holdings, LLC (“Echo”), ITAD USA Holdings, LLC (“ITAD USA”), Teladvance, LLC (“Teladvance”), CEX Holdings, LLC (“CEX”) and Avail Recovery Solutions, LLC (“Avail”). Envela is a Nevada corporation, headquartered in Irving, Texas.

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

ECHG, through its subsidiaries, primarily buys electronic components from business and other organizations, such as school districts, for end-of-life recycling and resale, or to add life to electronic devices by data destruction and refurbishment for reuse. ECHG also conducts such recycling and resale at the retail level. Echo focuses on end-of-life electronics recycling and sustainability and ITAD USA provides IT equipment disposition, including compliance and data sanitization services. Teladvance, CEX and Avail operate as value-added resellers by providing offerings and services to companies looking either to upgrade capabilities or dispose of equipment. Like DGSE, ECHG also maintains relationships with refiners or recyclers to which it sells valuable materials it extracts from electronics and IT equipment that are not appropriate for resale or reuse. ECHG’s customers are companies and organizations that are based domestically and internationally.

For additional information on the businesses of both DGSE and ECHG, see “Item 1. Business – Operating Segments” in the Company’s 2021 Annual Report.

The escalating war between Russia and Ukraine presents instability and volatility in global markets. Although there has been, and will be volatility, management feels the impact has been minimal to our operations to this point. The U.S. government has imposed sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these sanctions are difficult to measure concerning DGSE and ECHG. The price and supply of precious metals along with supply-chain issues will undoubtedly cause the Company concern if the war broadens beyond the borders of Ukraine.

The interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

NOTE 3 — ACCOUNTING POLICIES AND ESTIMATES

Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash equivalents, trade receivables, prepaid expenses, other current assets, accounts payable, accrued expenses, customer deposits and other liabilities approximate fair value because of the immediate or short-term nature of these financial instruments. Notes payable and line of credit approximate fair value due to the market interest rate charged.

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

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to ECHG only and not the entire Company. ECHG has its own, separate financial information to perform goodwill impairment testing at least annually or if events indicate that those assets may be impaired. As a result of the current market and economic conditions related to the coronavirus pandemic (“COVID-19”) and the war between Ukraine and Russia, in accordance with step 1 of the guidelines set forth in ASC 350-20-35-3A, the Company concluded there were no impairments of goodwill that resulted from triggering events due to COVID-19 and the war between Ukraine and Russia as of March 31, 2022. The Company will continue to evaluate goodwill for the ECHG segment. For tax purposes, goodwill is amortized and deductible over fifteen years.

ECHG goodwill was allocated in connection with three acquisitions of the assets now held by Echo on May 20, 2019 (the “Echo Transaction”), of the assets now held by Teladvance on June 9, 2021 (the “CExchange Transaction”) and of the assets now held by Avail on October 29, 2021 (the “Avail Transaction”). There was a preliminary addition to goodwill with the Avail Transaction of $3,491,285. There has been no other adjustments or impairment charges to goodwill. As of March 31, 2022 and December 31 2021, goodwill was $6,140,465.

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

NOTE 4 — INVENTORIES

A summary of inventories is as follows:

	March 31,	December 31,
	2022	2021
DGSE
Resale	$12,282,472	$10,422,072
Recycle	30,071	11,995

Subtotal	12,312,543	10,434,067

ECHG
Resale	2,044,911	3,350,159
Recycle	264,121	264,210

Subtotal	2,309,032	3,614,369

	$14,621,575	$14,048,436

   NOTE 5 — ACQUISITION

On October 29, 2021, ECHG entered into the Avail Transaction to purchase all of the assets, liabilities and rights and interests for $4,500,000 of Avail Recovery Solutions, an Arizona company. The purchase was facilitated by an initial payment of $2,500,000 at closing, and the remaining $2,000,000 to be paid out by 12 quarterly payments starting April 1, 2022, of $166,667 each. See Note 14 to our consolidated financial statements for more information on this loan. The installment note payable for the Avail Transaction imputed at 3.1% interest.

As part of the Avail Transaction, goodwill was preliminarily recorded as $3,491,284, which is the purchase price less the approximate fair value of the net assets and liabilities purchased, as shown in the purchase price allocation in the following table. The Company’s goodwill is related to the ECHG segment. ECHG has its own separate financial information to perform goodwill impairment testing. The Company will evaluate goodwill based on cash flows for the ECHG segment. For tax purposes, goodwill is amortized and deductible over 15 years.

The purchase price allocation listed below is considered to be a preliminary allocation and is subject to change.

The preliminary purchase price for the Avail Transaction is allocated as follows:

Description	Amount

Assets
Cash	$988,870
Account receivables	395,144
Inventories	486,736
Prepaid expenses	93,727
Fixed assets - net	247,038
Right-of-use assets	609,511
Other assets	13,268

Liabilities
Account payables	(562,778)
Accrued liabilities	(653,289)
Operating lease liabilities	(609,511)

Net assets	1,008,716

Goodwill	3,491,284

Total Purchase Price	$4,500,000

The following table compares the results of Avail as part of the Company’s financial results for the three months ended March 31, 2022, and the Company’s results of operations as if they were combined for the three months ended March 31, 2021:

	Consolidated Statement of Income	Proforma Combined
	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)

Revenue	$47,415,098	$27,110,216

Income from continuing operations	$2,647,225	$2,354,895

Net income	$2,647,225	$2,354,895

Basic net income per common share	$0.10	$0.09

Diluted net income per common share	$0.10	$0.09

NOTE 6 — GOODWILL

The change in goodwill is as follows:

	March 31,	December 31,
	2022	2021

Opening balance	$6,140,465	$1,367,109
Additions (1)	-	4,773,356

Goodwill	$6,140,465	$6,140,465

(1) Addition is in connection with the CExchange Transaction on June 9, 2021 of $1,282,072 and the preliminary purchase price allocation of the Avail Transaction of $3,491,284.

NOTE 7 — PROPERTY AND EQUIPMENT

 Property and equipment consist of the following:

	March 31,	December 31,
	2022	2021
DGSE
Land	$1,640,220	$1,640,220
Building and improvements	2,781,903	2,764,529
Leasehold improvements	1,450,695	1,450,695
Machinery and equipment	1,056,315	1,056,315
Furniture and fixtures	554,881	526,250
Vehicles	22,859	22,859
	7,506,873	7,460,868
Less: accumulated depreciation	(2,422,573)	(2,343,923)

Sub-Total	5,084,300	5,116,945

ECHG
Building and improvements	135,491	135,491
Machinery and equipment	1,145,832	1,109,306
Furniture and fixtures	145,950	145,950
	1,427,273	1,390,747
Less: accumulated depreciation	(289,945)	(212,147)

Sub-Total	1,137,328	1,178,600

Envela
Land	1,106,664	1,106,664
Building and improvements	2,456,324	2,456,324
Machinery and equipment	34,528	23,676

	3,597,516	3,586,664
Less: accumulated depreciation	(99,645)	(76,021)

Sub-Total	3,497,871	3,510,643

	$9,719,499	$9,806,188

NOTE 8 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2022	2021
DGSE
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(286,002)	(269,502)

Subtotal	85,350	101,850

ECHG
Trademarks (1)	1,483,000	1,483,000
Customer Contracts (1)	1,873,000	1,873,000
Trademarks/Tradenames (2)	114,000	114,000
Customer Relationships (2)	345,000	345,000
	3,815,000	3,815,000
Less: accumulated amortization	(987,980)	(892,605)

Subtotal	2,827,020	2,922,395

	$2,912,370	$3,024,245

(1) Intangibles relate to the Echo Transaction on May 20, 2019.

(2) Intangibles relate to the CExchange Transaction on June 9, 2021.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2022:

	DGSE	ECHG	Total

2022 (excluding the three months ending March 31, 2022)	49,500	286,125	335,625
2023	30,350	381,500	411,850
2024	5,500	381,500	387,000
2025	-	381,500	381,500
2026	-	381,500	381,500
Thereafter	-	1,014,895	1,014,895

	$85,350	$2,827,020	$2,912,370

    NOTE 9— ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2022	2021
DGSE
Accrued interest	$12,793	$12,627
Payroll	157,349	131,325
Property taxes	61,014	88,046
Sales tax	70,006	150,070
Other administrative expenss	3,449	-

Subtotal	304,611	382,068

ECHG
Accrued interest	8,464	14,547
Payroll	192,625	334,431
Unvouchered payables - inventory	480,866	461,481
Material & shipping costs (COGS)	118,445	78,647
Other accrued expenses	-	51,506

Subtotal	800,400	940,612

Envela
Accrued interest	7,522	8,355
Payroll	11,128	25,175
Professional fees	203,743	220,101
Property Tax	21,300	84,920
Other administrative expenses	12,500	18,453
State income tax	139,974	109,682

Subtotal	396,167	466,686

	$1,501,178	$1,789,366

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

The ECHG segment includes Echo, ITAD USA, Teladvance, CEX and Avail. These five companies are involved in recycling and the reuse of electronic components.

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

The following separates DGSE and ECHG’s financial results of operations for the three months ended March 31, 2022 and 2021:

	For The Three Months Ended March 31,
	2022			2021
	DGSE	ECHG	Consolidated	DGSE	ECHG	Consolidated

Revenue:
Sales	$35,782,872	$11,632,226	$47,415,098	$18,914,501	$6,575,940	$25,490,441
Cost of goods sold	31,559,410	6,144,654	37,704,064	16,106,866	3,079,311	19,186,177

Gross profit	4,223,462	5,487,572	9,711,034	2,807,635	3,496,629	6,304,264

Expenses:
Selling, general and administrative expenses	2,137,949	4,421,806	6,559,755	1,782,437	2,370,792	4,153,229
Depreciation and amortization	106,963	184,984	291,947	96,822	108,090	204,912

	2,244,912	4,606,790	6,851,702	1,879,259	2,478,882	4,358,141

Operating income	1,978,550	880,782	2,859,332	928,376	1,017,747	1,946,123

Other income/expense:
Other income (expense)	(27,992)	(30,584)	(58,576)	111,731	160,210	271,941
Interest expense	61,241	61,998	123,239	68,485	110,537	179,022

Income before income taxes	1,889,317	788,200	2,677,517	971,622	1,067,420	2,039,042

Income tax expense	13,177	17,115	30,292	13,705	17,065	30,770

Net income	$1,876,140	$771,085	$2,647,225	$957,917	$1,050,355	$2,008,272

NOTE 11 — REVENUE RECOGNITION

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

The following disaggregation of total revenue is listed by sales category and segment for the three months ended March 31, 2022 and 2021:

CONSOLIDATED	Three Months Ended March 31,
	2022			2021
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$33,677,133	$3,742,852	11.1%	$17,320,641	$2,457,144	14.2%
Recycled	2,105,739	480,610	22.8%	1,593,860	350,491	22.0%

Subtotal	35,782,872	4,223,462	11.8%	18,914,501	2,807,635	14.8%

ECHG
Resale	9,579,857	4,574,268	47.7%	4,740,992	2,612,184	55.1%
Recycled	2,052,369	913,304	44.5%	1,834,948	884,445	48.2%

Subtotal	11,632,226	5,487,572	47.2%	6,575,940	3,496,629	53.2%

	$47,415,098	$9,711,034	20.5%	$25,490,441	$6,304,264	24.7%

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

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to sales based on historical returns and reduced our reported revenues and cost of sales accordingly. Our return allowance as of March 31, 2022 and December 31, 2021 remained the same for both periods, at approximately $28,000.

ECHG has several revenue streams and recognize revenue according to ASC 606 at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to the customer. The revenue streams are as follows.

•	Outright sales are recorded when product is shipped. Once the price is established and the terms are agreed to and the product is shipped, the revenue is recognized. The Echo Entities have fulfilled their performance obligation with an agreed upon transaction price, payment terms and shipping the product.

•	Echo recognizes refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring the control of the promised goods that are identified in the customer contract. Ninety percent (90%) of our refining revenue is generated from one refining partner that has an international refining facility. This refining partner pays us sixty percent (60%) of an Invoice within five working days upon the receipt of the Ocean Bill of Lading issued by the Ocean Carrier. Our initial Invoice is recognized in full when our performance obligation is satisfied, as stated in the first sentence. Under the guidance of ASC 606, an estimate of the variable consideration that we expect to be entitled is included in the transaction price stated at the current precious metal spot price and weight of the precious metal. An adjustment to revenue is made in the period once the underlying weight and any precious metal spot price movement is resolved, which is usually around six weeks. Any adjustment from the resolution of the underlying uncertainty is netted with the remaining forty percent (40%) due from the original contract.

•	Hard drive sales by the Echo Entities are limited to customers who are required to prepay shipments. Once the commodity price is established and agreed upon by both parties, customers send payment in advance. The Company releases the shipment on the same day when payment receipt is confirmed, and revenue is recognized on day of shipment. If payment is received on the last day of the month and shipment goes out the following day the payment received is deferred revenue and recognized the following month when the shipment is made.

•	Echo also provides recycling services according to a Scope of Work and services are recognized when promised services are rendered. We have recycling services conducted at the Echo facility and another type of service is conducted at the client’s facility. The Scope of Work will determine the charges and whether it is completed on campus or off campus. Payment terms are also dictated in the Scope of Work.

Accounts Receivable:

We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging. The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. DGSE had no allowance for doubtful accounts balance as of March 31, 2022 and December 31, 2021. Some of ECHG’s customers are on payment terms, and although low risk, occasionally the need arises to record an allowance for receivables that are deemed high risk to collect. We established an allowance for estimated uncollectable receivables related to sales based on historical collections. Our allowance as of March 31, 2022 and December 31, 2021 was $1,582.

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

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized.  Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the three months ended March 31, 2022 and 2021.

NOTE 12 — LEASES

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

The Company has seven operating leases as of March 31, 2022—five in the Dallas/Fort Worth Metroplex, one in Charleston, South Carolina and one in Chandler, Arizona. The lease for DGSE’s flagship store located at 13022 Preston Road, Dallas, Texas expires on January 31, 2027, with an option to extend the lease for an additional five years, at market rate as determined by the prevailing market rate for comparable space in comparable buildings in the vicinity. The lease for DGSE’s Grand Prairie, Texas location expires June 30, 2022, and has no current renewal options. The lease for DGSE’s Mt Pleasant, South Carolina location expires April 30, 2025, with no additional renewal options. The lease for DGSE’s Euless, Texas location expires June 30, 2025, with an option for an additional five years. The lease for ECHG’s Echo location on W. Belt Line Road, in Carrollton, Texas, expires January 31, 2026. The lease for ECHG’s Teladvance location, which also houses ITAD USA, on Realty Road in Carrollton, Texas expires January 31, 2027. The lease for ECHG’s Avail location in Chandler, Arizona expires May 31, 2025. All of the Company’s seven leases as of March 31, 2022 are triple net, for which it pays its proportionate share of common area maintenance, property taxes and property insurance. Leasing costs for the three months ended March 31, 2022 and 2021 was $622,863 and $449,486, respectively, comprised of a combination of minimum lease payments and variable lease costs.

As of March 31, 2022, the weighted average remaining lease term and weighted average discount rate for operating leases was 3.3 years and 4.4%, respectively. For the three months ended March 31, 2022 and 2021, the Company’s cash paid for operating lease liabilities was $616,097 and $501,907 respectively.

Future annual minimum lease payments as of March 31, 2022:

Operating
Leases
DGSE
2022 (excluding the three months ending March 31, 2022)	$381,790
2023	499,984
2024	507,414
2025	364,269
2026 and thereafter	333,114

Total minimum lease payments	2,086,571
Less imputed interest	(178,906)

DGSE Sub-Total	1,907,665

ECHG
2022 (excluding the three months ending March 31, 2022)	991,870
2023	1,357,381
2024	1,396,129
2025	1,321,297
2026 and thereafter	507,780

Total minimum lease payments	5,574,457
Less imputed interest	(430,822)

ECHG Sub-Total	5,143,635

Total	7,051,300

Current portion	1,584,169

$5,467,131

NOTE 13 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted weighted average common shares for the three months ended March 31, 2022 and 2021 is as follows:

	For the Three Months Ended
	March 31,
	2022	2021

Basic weighted average shares	26,924,631	26,924,631
Effect of potential dilutive securities	15,000	15,000
Diluted weighted average shares	26,939,631	26,939,631

For the three months ended March 31, 2022 and 2021, there was a total of 15,000 common stock options, warrants, and Restricted Stock Units (RSUs) unexercised, respectively. For the three months ended March 31, 2022 and 2021, there were no anti-dilutive shares.

NOTE 14 — LONG-TERM DEBT

Long-term debt consists of the following:

	Outstanding Balance
	March 31,	December 31,	Current
	2022	2021	Interest Rate	Maturity
DGSE
Note payable, Farmers Bank (1)	$2,745,186	$2,770,729	3.10%	November 15, 2026
Note payable, Truist Bank (2)	900,436	909,073	3.65%	July 9, 2030
Note payable, Texas Bank & Trust (3)	469,556	474,009	3.75%	September 14, 2025
Note payable, Texas Bank & Trust (4)	1,737,081	1,752,446	3.25%	July 30, 2031

DGSE Sub-Total	5,852,259	5,906,257

ECHG
Note payable, Farmers Bank (1)	6,228,505	6,286,459	3.10%	November 15, 2026
Line of Credit (5)	-	1,700,000	3.10%	November 15, 2024
Avail Transaction note (6)	1,933,333	2,000,000	0.00%	April 1, 2025

ECHG Sub-Total	8,161,838	9,986,459

Envela
Note payable, Texas Bank & Trust (7)	2,815,759	2,843,415	3.25%	November 4, 2025

Sub-Total	16,829,856	18,736,131

Current portion	1,003,592	2,120,457

	$15,826,264	$16,615,674

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

(2) On July 9, 2020, DGSE closed the purchase of a new retail building located at 610 E. Round Grove Road in Lewisville, Texas for $1,195,000. The purchase was partly financed through a $956,000, 10 year loan (the “Truist Lewisville Loan”), bearing an annual interest rate of 3.65%, amortized over 20 years, payable to Truist Bank (f/k/a BB&T Bank). The note has monthly interest and principal payments of $5,645.

(3) On September 14, 2020, 1106 NWH Holdings, LLC, a wholly owned subsidiary of DGSE, closed on the purchase of a new retail building located at 1106 W. Northwest Highway in Grapevine, Texas for $620,000. The purchase was partly financed through a $496,000, five-year loan (the “TB&T Grapevine Loan”), bearing an annual interest rate of 3.75%, amortized over 20 years, payable to Texas Bank and Trust. The note has monthly interest and principal payments of $2,941.

(4) On July 30, 2021, 9166 Gaylord Holdings, LLC, a wholly owned subsidiary of DGSE, closed the purchase of a new retail building located at 9166 Gaylord Parkway in Frisco, Texas for $2,215,500. The purchase was partly financed through a $1,772,000, five-year loan (the “TB&T Frisco Loan”), bearing an annual interest rate of 3.75%, amortized over 20 years, payable to Texas Bank and Trust. The note has monthly interest and principal payments of $10,509.

(5) On November 23, 2021, the Company secured a 36-month line of credit from Farmers State Bank of Oakley Kansas (“FSB Facility”) for $3,500,000 at a 3.1% annual interest rate.

(6) On October 29, 2021, ECHG entered into the Avail Transaction to purchase all of the assets, liabilities and rights and interests of Avail AZ, for $4.5 million. The purchase was facilitated by an initial payment of $2.5 million at closing, and the remaining $2.0 million to be paid out by 12 quarterly payments starting April 1, 2022, of $166,667 each. The Installment note payable for the Avail Transaction imputed at 3.1%

(7) On November 4, 2020, 1901 Gateway Holdings, LLC, a wholly owned subsidiary of the Company, closed on the purchase of a new office building located at 1901 Gateway Drive, Irving, Texas for $3.521 million. The building was partially financed through a $2,960,000, 5-year loan (the “TB&T Irving Loan”), bearing an interest rate of 3.25%, amortized over 20 years, payable to Texas Bank and Trust. The note has monthly interest and principal payments of $16,792.

Future scheduled principal payments of our notes payable as of March 31, 2022 are as follows:

Note payable, Farmers State Bank - DGSE

Year Ending December 31,	Amount

2022 (excluding the three months ended March 31, 2022)	$76,667
2023	105,428
2024	108,743
2025	112,163
2026	2,342,185

Subtotal	$2,745,186

Note payable, Truist Bank - DGSE

Year Ending December 31,	Amount

2022 (excluding the three months ended March 31, 2022)	$26,018
2023	35,988
2024	37,342
2025	38,748
2026	40,206
Thereafter	722,134

Subtotal	$900,436

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2022 (excluding the three months ended March 31, 2022)	$13,370
2023	18,503
2024	19,209
2025	418,474

Subtotal	$469,556

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2022 (excluding the three months ended March 31, 2022)	$52,616
2023	72,442
2024	74,832
2025	77,300
2026	79,600
Thereafter	1,380,291

Subtotal	$1,737,081

Note payable, Farmers Bank - ECHG

Year Ending December 31,	Amount

2022 (excluding the three months ended March 31, 2022)	$173,949
2023	239,204
2024	246,725
2025	254,484
2026	5,314,143

Subtotal	$6,228,505

Note payable - Avail Transaction

Year Ending December 31,	Amount

2022 (excluding the three months ended March 31, 2022)	$433,333
2023	666,667
2024	666,667
2025	166,666

Subtotal	$1,933,333

Note payable, Texas Bank & Trust - Envela

Year Ending December 31,	Amount

2022 (excluding the three months ended March 31, 2022)	$82,078
2023	112,653
2024	116,441
2025	2,504,587

Subtotal	$2,815,759

$16,829,856

Future scheduled aggregate amount of principal payments and maturities of our notes payable as of March 31, 2022 are as follows:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year:	Payments	Maturities	Total
2022 (excluding the three months ended March 31, 2022)	$858,031	$-	$858,031
2023	1,250,885	-	1,250,885
2024	1,269,959	-	1,269,959
2025	595,940	2,976,482	3,572,422
2026	434,243	7,341,891	7,776,134
2027 and Thereafter	555,443	1,546,982	2,102,425

Total	$4,964,501	$11,865,355	$16,829,856

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

There was no stock-based compensation expense for the three months ended March 31, 2022 and 2021.

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

On May 20, 2019, in connection with the Echo Transaction, the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. ECHG, LLC executed a five-year, $6,925,979 note for the Echo Transaction, amortized over 20 years at a 6% annual interest rate. The interest and principal payment due monthly was $49,646. DGSE executed a five-year, $3,074,021 note to pay off the accounts payable – related party balance to a former Related Party as of May 20, 2019. That promissory note was also amortized over 20 years at a 6% annual interest rate. The interest and principal payment due monthly on the note for DGSE was $22,203. Both notes were being serviced by operational cash flow. On November 23, 2021, both notes were refinanced by Farmers State Bank of Oakley Kansas. For the three months ended March 31, 2022 and 2021, the Company paid Mr. Loftus $0 and $143,189, respectively, in interest on the Company’s notes payable, related party.

 NOTE 17 — SUBSEQUENT EVENTS

The COVID-19 pandemic has adversely affected global economic business conditions. Future sales on products like ours could decline or fluctuate due to increased or fluctuating commodities prices, particularly gold.  Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted, nor can the timing of the development, distribution and acceptance of effective vaccines, booster shots or other treatments for potential COVID-19 divergent strains, including the Delta variant. In addition, the effects of the COVID-19 pandemic are subject to, among other things, the effect of government responses to the pandemic on our operations, including vaccine mandates, impacts of the pandemic on global and domestic economic conditions, including with respect to commercial activity, our customers and business partners, as well as consumer preferences and demand.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the ”Company” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2021 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Envela Overview

The Company operates through two recommerce business segments represented by its two direct subsidiaries, DGSE and ECHG. DGSE focuses on the recommercialization of luxury hard assets, and ECHG focuses on the recommercialization of business IT equipment and consumer electronic devices.

Through DGSE, the Company recommercializes luxury hard assets and operates the Dallas Gold and Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands. Through ECHG, the Company recommercializes business IT equipment and consumer electronic devices and operates Echo, ITAD USA, Teladvance, CEX and Avail. Echo focuses on end-of-life electronics recycling and sustainability, ITAD USA provides IT equipment disposition, including compliance and data sanitization services, Teladvance, CEX and Avail operate as value-added resellers by providing offerings and services to companies looking either to upgrade capabilities or dispose of equipment. In addition to its operations through DGSE and ECHG, Envela also leases unused space at its Company headquarters in Irving, Texas to commercial tenants.

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

For additional information regarding DGSE, see “Item 1. Business - Operating Segments - DGSE Segment.” in the Company’s 2021 Annual Report.

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

Because DGSE buys and resells precious metals, it is impacted by changes in precious metal pricing which rises and falls based upon global supply and demand dynamics, with the greatest impact on us relating to gold as it represents a significant portion of the precious metal in which we trade. Gold prices surged during the beginnings of the COVID-19 pandemic, rising steeply during Fiscal 2020 but receding  somewhat toward the end of Fiscal 2020. Gold prices started January 1, 2021 at $1,891 an ounce, as determined by the London AM Fix and dipped to a low of $1,683 an ounce on March 30, 2021. Gold then began to rebound throughout the remainder of the year closing at $1,820 on December 31, 2021, as determined by the London AM Fix. During fiscal year 2021, gold prices receded 4% from December 31, 2020. Gold rose 7% to $1,942 during the first three months of Fiscal 2022.

The COVID-19 pandemic continues to affect the recommerce business in unpredictable ways. Although there are variants of COVID-19 affecting the health of the United States, employment figures improved throughout 2021. The unemployment rate improved from over six percent (6%) in January of 2021 to four percent (4%), as of January 2022.

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

DGSE Growth and Expansion

Our strategy is to expand the number of locations we operate through opening new (“de novo”) locations in both current markets of Dallas/Fort Worth, Texas and Charleston, South Carolina and potential new markets. Our ability to add new stores is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel. We see opportunity for further expansion through new openings in the United States. The Company expects capital expenditures over the next twelve months including potential purchase of additional properties by DGSE.

ECHG Business Overview

ECHG owns and operates Echo, ITAD USA, Teladvance, CEX and Avail, through which it primarily buys and resells or recycles consumer electronic components and IT equipment. Echo focuses on end-of-life electronics recycling and also offers disposal transportation and product tracking, ITAD USA provides IT equipment disposition including compliance and data sanitization services and Teladvance, CEX and Avail operates as value-added resellers by providing offerings and services to companies looking to either upgrade capabilities or dispose of equipment. In addition, as a result of the CExchange Transaction, Teladvance now offers retail customers a trade-in program to offer their customers the ability to upgrade their old phones through a trade-in program. Like DGSE, ECHG also maintains relationships with refiners or recyclers to which it sells extracted valuable materials from electronics and IT equipment that are not appropriate for resale or reuse.

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

For additional information regarding ECHG, see “Item 1. Business—Operating Segments—ECHG Segment.” in the Company’s 2021 Annual Report.

COVID-19

The COVID-19 pandemic has adversely affected global economic business conditions. Future sales on products like ours could decline or fluctuate due to increased or fluctuating commodities prices, particularly gold.  Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted, nor can the timing of the development, distribution and acceptance of effective vaccines, booster shots or other treatments for potential COVID-19 divergent strains, including the Delta and Omnicron variants. In addition, the effects of the COVID-19 pandemic are subject to, among other things, the effect of government responses to the pandemic on our operations, including vaccine mandates, impacts of the pandemic on global and domestic economic conditions, including with respect to commercial activity, our customers and business partners, as well as consumer preferences and demand.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies, see Note 3 to the interim condensed consolidated financial statements included herein.

Results of Operations

General

The following disaggregation of total revenue is listed by sales category and segment for the three months ended March 31, 2022 and 2021:

CONSOLIDATED	Three Months Ended March 31,
	2022			2021
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$33,677,133	$3,742,852	11.1%	$17,320,641	$2,457,144	14.2%
Recycled	2,105,739	480,610	22.8%	1,593,860	350,491	22.0%

Subtotal	35,782,872	4,223,462	11.8%	18,914,501	2,807,635	14.8%

ECHG
Resale	9,579,857	4,574,268	47.7%	4,740,992	2,612,184	55.1%
Recycled	2,052,369	913,304	44.5%	1,834,948	884,445	48.2%

Subtotal	11,632,226	5,487,572	47.2%	6,575,940	3,496,629	53.2%

	$47,415,098	$9,711,034	20.5%	$25,490,441	$6,304,264	24.7%

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

Revenue.  Revenue related to DGSE’s continuing operations increased by $16,868,371, or 89%, during the three months ended March 31, 2022, to $35,782,872, as compared to revenue of $18,914,501 during the same period in 2021. Resale revenue, such as bullion, jewelry, watches and rare coins, increased by $16,356,492, or 94%, during the three months ended March 31, 2022, to $33,677,133 as compared to resale revenue of $17,320,641 during the same period in 2021. Recycled-material sales increased 32% to $2,105,739 for the three months ended March 31, 2022, as compared to recycled-material sales of $1,593,860, for the three months ended March 31, 2021. Revenue increased for resale and recycled items for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the effectiveness of DGSE’s on-line advertising and marketing campaign that saw DGSE increase its advertising budget by 56% during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Revenue related to ECHG’s continuing operations for the three months ended March 31, 2022 increased by $5,056,286, or 77%, to $11,632,226, as compared to revenue of $6,575,940 during the same period in 2021.  Resale revenue increased by $4,838,865, or 102%, to $9,579,857, for the three months ended March 31, 2022, as compared to revenue of $4,740,992 during the three months ended March 31, 2021. Recycled sales increased by $217,421 or 12%, to $2,052,369 for the three months ended March 31, 2022, as compared to recycled sales of $1,834,948 for the three months ended March 31, 2021. Revenue increased for resale and recycled items for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to the addition of Avail and CEX for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

The Company has had no layoffs to-date or terminations due to the COVID-19 pandemic, and we continue to exercise the safety protocols established by the Company at the start of the pandemic. The Company continues to operate at full strength and will take measures to keep our employees safe where possible.

Gross Profit.  Gross profit related to DGSE’s operations for the three months ended March 31, 2022, increased by $1,415,827 or 50%, to $4,223,462, as compared to gross profit of $2,807,635 during the same period in 2021. Resale gross profit increased by $1,285,708, or 52%, to $3,742,852 for the three month ended March 31, 2022, as compared to resale gross profit of $2,457,144 during the three months ended March 31, 2021. Recycled gross profit increased by $130,119, or 37%, to $480,610 for the three months ended March 31, 2022, as compared to recycled gross profit of $350,491 during the three months ended March 31, 2021. The increase in resale and recycled gross profit was due primarily to the increase in sales for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Gross profit related to ECHG for the three months ended March 31, 2022 increased by $1,990,943, or 57%, to $5,487,572 as compared to gross profit of $3,496,629 during the same period in 2021. Gross profit for resale revenue for the three months ended March 31, 2022 increased by $1,962,084, or 75%, to $4,574,268, as compared to gross profit for resale revenue of $2,612,184 during the same period in 2021. Gross profit for recycled sales for the three months ended March 31, 2022 increased $28,859, or 3%, to $913,304, as compared to gross profit for recycled sales of $884,445, during the same period in 2021. The gross profit increase for the resale and recycled items for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 is primarily due to the increased sales in each category.

Selling, General and Administrative Expenses.  For the three months ended March 31, 2022, SG&A expenses for DGSE increased by $355,512, or 20%, to $2,137,949, as compared to SG&A expenses of $1,782,437 during the same period in 2021. The increase in SG&A expenses was primarily due to increased payroll and related expenses from personnel needed for the increase in business, and for the addition of a new DGSE retail location that opened for business during the quarter ended March 31, 2022, as compared to the three months ended March 31, 2021.

For the three months ended March 31, 2022, SG&A expenses for ECHG increased by $2,051,014 or 87%, to $4,421,806, as compared to SG&A expenses of $2,370,792 during the same period in 2021. The increase in SG&A expenses was primarily due to the addition of CEX and Avail businesses during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Depreciation and Amortization. For the three months ended March 31, 2022, depreciation and amortization expense for DGSE was $106,963, compared to an expense of $96,822 for the same period in 2021, an increase of $10,141, or 10%. The increase of $10,141 from the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is primarily due to the new retail building purchased during 2021 but not placed into service until January 2022.

For the three months ended March 31, 2022, depreciation and amortization expense for ECHG was $184,984, compared to an expense of $108,090 for the same period in 2021, an increase of $76,894, or 71%. The increase of $76,894 from the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is primarily due to the added depreciable assets and intangibles from the purchase of assets from the CExchange and Avail Transactions during Fiscal 2021.

Interest Expense. For the three months ended March 31, 2022, interest expense for DGSE was $61,241, a decrease of $7,244 or 11%, compared to interest expense of $68,485 during the same period in 2021. The decrease was primarily the netting effect of additional interest from a new loan to purchase a retail building netted against the reduction of interest expense from refinancing the related party loan by Farmers State Bank of Oakley Kansas, reducing the annual interest rate from 6% to 3.1%.

For the three months ended March 31, 2022, interest expense for ECHG was $61,998, a decrease of $48,539 or 44%, as compared to the interest expense of $110,537, during the same period in 2021. The decrease was primarily due to refinancing the related party loan by Farmers State Bank of Oakley Kansas, reducing the annual interest rate from 6% to 3.1%.

Other. For the three months ended March 31, 2022, net other expense for DGSE was $27,992, an increase of $139,723, compared to net other income of $111,731 during the same period in 2021. The increase in net other expense as compared to net other income was primarily due to DGSE’s portion of operating expenses above rental income for the Company’s corporate building. The corporate building’s rental income and expenses were equally shared between the two segments. The Company’s corporate building’s largest tenant vacated the property during the fourth quarter of Fiscal 2021.

For the three months ended March 31, 2022, net other expense for ECHG was $30,584, an increase of $190,794, as compared to net other income of $160,210, during the same period in 2021. The increase in net other expense as compared to net other income was primarily due to ECHG’s portion of operating expenses above rental income for the Company’s corporate building. The corporate building’s rental income and expenses were equally shared between the two segments. The Company’s corporate building’s largest tenant vacated the property during the fourth quarter of Fiscal 2021.

Income Tax Expense.  For the three months ended March 31, 2022, income tax expense was $30,292, a decrease of $478, as compared to income tax expense of $30,770 for the three months ended March 31, 2021.  The effective income tax rate was 1.1% and 1.5% for the three months ended March 31, 2022 and 2021, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes, non-deductible expenses and changes in the valuation allowance in relation to the deferred tax asset for net operating loss carryforwards.

Net Income. We recorded a net income of $2,647,225 for the three months ended March 31, 2022, as compared to a net income of $2,008,272 for the three months ended March 31, 2021, an increase in net income of $638,953. The increase is due primarily to increased revenue and gross profit for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Earnings Per Share.  For the three months ended March 31, 2022, our net income per basic and diluted shares attributable to holders of our Common Stock was $0.10, compared to $0.07 per basic and diluted shares attributable to holders of our Common Stock for the three months ended March 31, 2021.

Liquidity and Capital Resources

During the three months ended March 31, 2022, cash flows provided by operations totaled $3,358,769, and during the three months ended March 31, 2021, cash flows used in operations totaled $384,912, an increase of $3,743,681. Cash provided by operations for the three months ended March 31, 2022 was driven largely by net income added to non-cash items of depreciation and amortization totaling $2,939,173, a decrease in trade receivables of $1,809,396, an increase in accounts payable and accrued expenses of $81,088, an increase in customer deposits and other liabilities of $64,969, offset by an increase in inventories of $573,139, an increase in prepaid expenses of $173,436 and an increase in other assets of $794,731. Cash used in operations for the three months ended March 31, 2021 was driven largely by net income added to non-cash items of depreciation and amortization and bad debt totaling $2,219,433, an increase in customer deposits and other liabilities of $260,615, offset by the increase of trade receivables of $344,103, an increase in inventories of $1,623,485, an increase in prepaid expenses of $576,578, an increase in other assets of $100,000 and a decrease in accounts payable and accrued expenses of $240,410.

During the three months ended March 31, 2022 and 2021, cash used in investing activities totaled $93,384 and $324,035, respectively, a period-over-period decrease of $230,651. The use of cash in investing activities during the three months ended March 31, 2022 was primarily due to the purchase of additional property and equipment of $93,384. The use of cash in investing activities during the three months ended March 31, 2021 was primarily due to investing in notes receivable of $123,472 to CExchange and the purchase of additional property and equipment of $200,563.

During the three months ended March 31, 2022 and 2021, cash used in financing totaled $1,906,274 and $112,092, respectively, a period over period increase of $1,794,182. The cash used in financing during the three months ended March 31, 2022 were payments made against the notes payable of $206,274 and payments made against the line of credit of $1,700,000. The cash used in financing during the three months ended March 31, 2021 were payments made against the notes payable of $40,239 and notes payable, related party of $71,853.

We expect our capital expenditures to total approximately $1,000,000 during the next 12 months. These expenditures will be driven by the purchase of additional equipment and the purchase of potential properties by DGSE for retail locations and the build-out of those purchased properties. The Company has no capital expenditure commitments as of March 31, 2022.

Our primary source of liquidity and capital resources currently consist of cash generated from our operating results and current borrowings, including the Truist Lewisville Loan, the TB&T Grapevine Loan, the TB&T Irving Loan, the TB&T Frisco Loan and the two Farmers State Bank of Oakley Kansas loans.  For more information, see Note 14 to our interim condensed financial statements, which is incorporated into this item by reference.  In addition, on November 23, 2021, the Company secured a thirty six month line of credit from Farmers State Bank of Oakley Kansas for up to $3,500,000. The FSB Facility has an annual interest rate of 3.1%. We maintain the FSB Facility to help fund cash shortfalls that we may have from time to time. We do not currently anticipate the need of those funds for operations and do not currently have any amounts drawn against the FSB Facility as of Mach 31, 2022.

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

The COVID-19 pandemic and the war between Ukraine and Russia has adversely affected global economic business conditions. Future sales of products like ours have and may continue to decline or fluctuate due to increased or fluctuating commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic and the war between Ukraine and Russia, the ultimate impact, including the impact on our liquidity and capital resources, is highly uncertain and subject to change. The duration of any such impact cannot be predicted, and the Company believes additional liquidity may be necessary to support ongoing operations during this period of uncertainty. For more information, see Note 17 to our interim condensed consolidated financial statements.

The Company leases certain of its facilities under operating leases. For more information on the minimum rental commitments under non-cancellable operating leases as of March 31, 2022, see Note 12 to our interim condensed consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022.  We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

ITEM 1A. RISK FACTORS

The risk factor set forth below includes additional information relating to the Russian invasion of Ukraine and should be read together with the risk factors disclosed under Part I, Item 1A “Risk Factors” in the Company’s 2021 Form 10-K.

Escalating global tensions, including the conflict between Russia and Ukraine, could negatively impact us.

Escalating global tensions, including the ongoing conflict between Russia and Ukraine, could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government has imposed sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as other changes in diplomatic relations and trade policy, including between the United States and Russia (or the United States and other countries that may support Russia or take similar actions) is currently unknown and they could adversely affect our business.

For additional information on the COVID-19 pandemic, see Note 17 to our interim condensed consolidated financial statements.

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

ENVELA CORPORATION (Registrant)

Date: May 11, 2022	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)

