Form 10-Q
period 2022-06-30
Envela Corp
filed 2022-08-03
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

 ________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________ to ____________

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

As of August 3, 2022, the registrant had 26,924,631 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2022	2021	2022	2021
Revenue:
Sales	$42,639,718	$33,724,006	$90,054,816	$59,214,447
Cost of goods sold	31,161,718	26,596,116	68,865,782	45,782,293

Gross margin	11,478,000	7,127,890	21,189,034	13,432,154

Expenses:
Selling, General & Administrative Expenses	7,083,903	4,831,225	13,643,658	8,984,454
Depreciation and Amortization	279,516	216,219	571,463	421,131

Total operating expenses	7,363,419	5,047,444	14,215,121	9,405,585

Operating income	4,114,581	2,080,446	6,973,913	4,026,569
Other income (expense), net	(95,429)	283,055	(154,005)	554,996
Interest expense	121,042	177,704	244,281	356,726

Income before income taxes	3,898,110	2,185,797	6,575,627	4,224,839
Income tax expense	50,252	32,685	80,544	63,455

Net income	$3,847,858	$2,153,112	$6,495,083	$4,161,384

Basic earnings per share:
Net income	$0.14	$0.08	$0.24	$0.15

Diluted earnings per share:
Net income	$0.14	$0.08	$0.24	$0.15

Weighted average shares outstanding:
Basic	26,924,631	26,924,381	26,924,631	26,924,381
Diluted	26,939,631	26,939,631	26,939,631	26,939,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$13,935,476	$10,138,148
Trade receivables, net of allowances	5,688,882	7,166,533
Inventories	17,804,096	14,048,436
Current right-of-use assets from operating leases	1,649,034	1,604,736
Prepaid expenses	1,420,656	439,038
Other current assets	265,866	969,624

Total current assets	40,764,010	34,366,515
Property and equipment, net	9,662,401	9,806,188
Goodwill	6,357,453	6,140,465
Intangible assets, net	2,800,495	3,024,245
Operating lease right-of-use assets	5,039,806	5,692,141
Other assets	186,761	237,761

Total assets	$64,810,926	$59,267,315

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$3,303,090	$2,488,396
Line of credit	-	1,700,000
Notes payable	1,241,480	1,065,794
Current operating lease liabilities	1,631,270	1,573,824
Accrued expenses	1,741,794	1,789,366
Customer deposits and other liabilities	2,198,587	1,179,224

Total current liabilities	10,116,221	9,796,604
Notes payable, less current portion	15,350,254	15,970,337
Long-term operating lease liabilities, less current portion	5,222,051	5,873,057

Total liabilities	30,688,526	31,639,998

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized;
26,924,631 shares issued and outstanding	269,246	269,246
Additional paid-in capital	40,173,000	40,173,000
Accumulated deficit	(6,319,846)	(12,814,929)

Total stockholders’ equity	34,122,400	27,627,317

Total liabilities and stockholders’ equity	$64,810,926	$59,267,315

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2022	2021
	(Unaudited)	(Unaudited)
Operations
Net income	$6,495,083	$4,161,384
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, amortization, and other	571,463	421,131
Bad debt expense	25,000	6,249
Changes in operating assets and liabilities:
Trade receivables	1,452,651	(3,365,999)
Inventories	(3,755,662)	(2,579,991)
Prepaid expenses	(981,616)	(169,373)
Other assets	754,759	(146,042)
Accounts payable and accrued expenses	767,122	1,574,520
Operating leases	14,478	20,493
Customer deposits and other liabilities	1,019,363	341,260

Net cash provided by operations	6,362,641	263,632

Investing
Investment in note receivable	-	(654,958)
Purchase of property and equipment	(203,929)	(484,594)
Acquisition of CExchange assets and liabilities, net of cash acquired	-	13,136
Adjustment to the purchase price of the Avail Transaction	(216,988)	-

Net cash used in investing	(420,917)	(1,126,416)

Financing
Payments on notes payable, related party	-	(144,787)
Payments on notes payable	(444,396)	(79,353)
Payments on line of credit	(1,700,000)	-

Net cash used in financing	(2,144,396)	(224,140)

Net change in cash and cash equivalents	3,797,328	(1,086,924)
Cash and cash equivalents, beginning of period	10,138,148	9,218,036

Cash and cash equivalents, end of period	$13,935,476	$8,131,112

Supplemental Disclosures
Cash paid during the period for:
Interest	$252,431	$359,253
Income taxes	$98,000	$56,900

Non cash activites:
Acquisition of CExchange assets and liabilities	$-	$1,555,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended June 30, 2021 and 2022

(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at March 31, 2021	26,924,381	$269,246	-	$-	$40,173,000	$(20,855,532)	$19,586,714

Net Income	-	-	-	-	-	2,153,112	2,153,112

Balances at June 30, 2021	26,924,381	$269,246	-	$-	$40,173,000	$(18,702,420)	$21,739,826

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at March 31, 2022	26,924,631	$269,246	-	$-	$40,173,000	$(10,167,704)	$30,274,542

Net Income	-	-	-	-	-	3,847,858	3,847,858

Balances at June 30, 2022	26,924,631	$269,246	-	$-	$40,173,000	$(6,319,846)	$34,122,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2021 and 2022

(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2020	26,924,631	$269,246	-	$-	$40,173,000	$(22,863,804)	$17,578,442

Net Income	-	-	-	-	-	4,161,384	4,161,384

Balances at June 30, 2021	26,924,631	$269,246	-	$-	$40,173,000	$(18,702,420)	$21,739,826

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2021	26,924,631	$269,246	-	$-	$40,173,000	$(12,814,929)	$27,627,317

Net Income	-	-	-	-	-	6,495,083	6,495,083

Balances at June 30, 2022	26,924,631	$269,246	-	$-	$40,173,000	$(6,319,846)	$34,122,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022 (the “2021 Annual Report”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year presentation. The information provided as of June 30, 2022 in these notes to the interim condensed consolidated financial statements is unaudited.

NOTE 2 — PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

Envela and its subsidiaries engage in diverse business activities within the recommerce sector. These activities include being one of the nation's premier authenticated recommerce retailers of luxury hard assets; providing end-of-life asset recycling and resale to businesses, organization and retail consumers; offering data destruction and IT asset management; and providing products, services and solutions to industrial and commercial companies. Envela operates primarily via two operating and reportable segments. Through DGSE, LLC (“DGSE”), the Company operates Dallas Gold & Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands. Through ECHG, LLC (“ECHG”), the Company operates Echo Environmental Holdings, LLC (“Echo”), ITAD USA Holdings, LLC (“ITAD USA”), CEX Holdings, LLC (“CEX”), Avail Recovery Solutions, LLC (“Avail”) and Teladvance, LLC (“Teladvance”). Envela is a Nevada corporation, headquartered in Irving, Texas.

DGSE primarily buys and resells or recycles luxury hard assets like jewelry, diamonds, gemstones, fine watches, rare coins and related collectibles, precious-metal bullion products, gold, silver and other precious-metals. DGSE operates seven jewelry stores at both the retail and wholesale levels in Texas and South Carolina. Buying and selling items for their precious-metals content is a major method by which DGSE markets itself. DGSE also offers jewelry repair services, custom-made jewelry and consignment items, and maintains relationships with refiners for precious-metal items that are not appropriate for resale. The Company also maintains a presence in the retail market through its websites, www.dgse.com and www.cgdeinc.com.

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

 NOTE 3 — ACCOUNTING POLICIES AND ESTIMATES

 Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash equivalents, trade receivables, prepaid expenses, other current assets, accounts payable, accrued expenses and customer deposits and other liabilities approximate fair value because of the immediate or short-term nature of these financial instruments. Notes payable and line of credit approximate fair value due to the market interest rate charged.

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

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to ECHG only and not the entire Company. ECHG has its own, separate financial information to perform goodwill impairment testing at least annually or if events indicate that those assets may be impaired. As a result of the current market and economic conditions related to the coronavirus pandemic (“COVID-19”) and the war between Ukraine and Russia, in accordance with step 1 of the guidelines set forth in ASC 350-20-35-3A, the Company concluded there were no impairments of goodwill that resulted from those triggering events as of June 30, 2022. The Company will continue to evaluate goodwill for the ECHG segment. For tax purposes, goodwill is amortized and deductible over fifteen years.

ECHG goodwill was allocated in connection with three acquisitions of the assets now held by Echo on May 20, 2019 (the “Echo Transaction”), of the assets now held by Teladvance on June 9, 2021 (the “CExchange Transaction”) and of the assets now held by Avail on October 29, 2021 (the “Avail Transaction”). The preliminary goodwill associated with the Avail Transaction was $3,491,285. There was an adjustment made to goodwill concerning the Avail Transaction from an additional cash payment made during the three months ending June 30, 2022 of $216,988, bringing the total goodwill for the Avail Transaction to $3,708,273 as of June 30, 2022. There have been no other adjustments or impairment charges to goodwill. As of June 30, 2022 and December 31 2021, goodwill was $6,357,453 and $6,140,465, respectively.

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

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the six-month period ended June 30, 2022, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of June 30, 2022 that the Company expects to have a material impact on its consolidated financial statements.

NOTE 4 — INVENTORIES

A summary of inventories is as follows:

	June 30,	December 31,
	2022	2021
DGSE
Resale	$15,964,881	$10,422,072
Recycle	15,791	11,995

Subtotal	15,980,672	10,434,067

ECHG
Resale	1,236,523	3,350,159
Recycle	586,901	264,210

Subtotal	1,823,424	3,614,369

	$17,804,096	$14,048,436

 NOTE 5 — ACQUISITION

On October 29, 2021, ECHG entered into the Avail Transaction to purchase all of the assets, liabilities and rights and interests of Avail for $4,500,000. The purchase was facilitated by an initial payment of $2,500,000 at closing, and the remaining $2,000,000 to be paid out by 12 quarterly payments starting April 1, 2022, of $166,667 each. See Note 14 to our consolidated financial statements for more information on this loan. The installment note payable for the Avail Transaction imputed at 3.1% interest.

As part of the Avail Transaction, goodwill was preliminarily recorded as $3,491,284, which is the purchase price less the approximate fair value of the net assets and liabilities purchased. On May 31, 2022, an additional cash payment of $216,988 was made in connection with the Avail Transacton adjusting the goodwill and purchase price amount as shown in the preliminary purchase price allocation in the following table. The additional payment is not part of the installment note payable of $2,000,000 from the initial Avail Transaction. The Company’s goodwill is related to the ECHG segment. ECHG has its own separate financial information to perform goodwill impairment testing. The Company will evaluate goodwill based on cash flows for the ECHG segment. For tax purposes, goodwill is amortized and deductible over 15 years.

The following table compares the results of Avail as part of the Company's financial results for the three months ended June 30, 2022, and the Company's results of operations as if they were combined for the three months ended June 30, 2021:

	Consolidated Statement of Income For the Three Months Ended	Proforma Combined For the Three Months Ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)

Revenue	$42,639,718	$35,525,133

Income from continuing operations	$3,847,858	$2,482,863

Net income	$3,847,858	$2,482,863

Basic net income per common share	$0.14	$0.09

Diluted net income per common share	$0.14	$0.09

The following table compares the results of Avail as part of the Company's financial results for the six months ended June 30, 2022, and the Company's results of operations as if they were combined for the six months ended June 30, 2021:

	Consolidated Statement of Income For the Six Months Ended	Proforma Combined For the Six Months Ended
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)

Revenue	$90,054,816	$62,635,207

Income from continuing operations	$6,495,083	$4,837,758

Net income	$6,495,083	$4,837,758

Basic net income per common share	$0.24	$0.18

Diluted net income per common share	$0.24	$0.18

The purchase price allocation of the Avail transaction is listed below and is considered to be a preliminary allocation and is subject to change.

The preliminary purchase price is allocated as follows:

Description	Amount

Assets
Cash	$988,870
Account receivables	395,144
Inventories	486,736
Prepaid expenses	93,727
Fixed assets - net	247,038
Right-of-use assets	609,511
Other assets	13,268

Liabilities
Account payables	(562,778)
Accrued liabilities	(653,289)
Operating lease liabilities	(609,511)

Net assets	1,008,716

Goodwill	3,708,272
Total Purchase Price	$4,716,988

NOTE 6 — GOODWILL

The changes in goodwill is as follows:

	June 30,	December 31,
	2022	2021

Opening balance	$6,140,465	$1,367,109
Additions (1)	216,988	4,773,356

Goodwill	$6,357,453	$6,140,465

(1) Additions ending December 31, 2021 totaling $4,773,356 are a combination of the CExchange Transaction on June 9, 2021, of $1,282,072, and the Avail Transaction on October 29, 2021, of $3,491,284. The addition ending June 30, 2022 is the additional cash payment concerning the Avail Transaction made on May 31, 2022.

NOTE 7 — PROPERTY AND EQUIPMENT

 Property and equipment consist of the following:

	June 30,	December 31,
	2022	2021
DGSE
Land	$1,640,220	$1,640,220
Building and improvements	2,781,903	2,764,529
Leasehold improvements	1,450,695	1,450,695
Machinery and equipment	1,056,315	1,056,315
Furniture and fixtures	603,945	526,250
Vehicles	22,859	22,859
	7,555,937	7,460,868
Less: accumulated depreciation	(2,501,296)	(2,343,923)

Sub-Total	5,054,641	5,116,945

ECHG
Building and improvements	135,491	135,491
Machinery and equipment	1,167,321	1,109,306
Furniture and fixtures	145,950	145,950
	1,448,762	1,390,747
Less: accumulated depreciation	(366,438)	(212,147)

Sub-Total	1,082,324	1,178,600

Envela
Land	1,106,664	1,106,664
Building and improvements	2,502,216	2,456,324
Machinery and equipment	28,626	23,676

	3,637,506	3,586,664
Less: accumulated depreciation	(112,070)	(76,021)

Sub-Total	3,525,436	3,510,643

	$9,662,401	$9,806,188

NOTE 8 — INTANGIBLE ASSETS

 Intangible assets consist of the following:

	June 30,	December 31,
	2022	2021
DGSE
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(302,502)	(269,502)

Subtotal	68,850	101,850

ECHG
Trademarks (1)	1,483,000	1,483,000
Customer Contracts (1)	1,873,000	1,873,000
Trademarks/Tradenames (2)	114,000	114,000
Customer Relationships (2)	345,000	345,000
	3,815,000	3,815,000
Less: accumulated amortization	(1,083,355)	(892,605)

Subtotal	2,731,645	2,922,395

	$2,800,495	$3,024,245

(1) Intangibles relate to the Echo Transaction on May 20, 2019.

(2) Intangibles relate to the CExchange Transaction on June 9, 2021.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2022:

	DGSE	ECHG	Total

2022 (excluding the six months ending June 30, 2022)	33,000	190,750	223,750
2023	30,350	381,500	411,850
2024	5,500	381,500	387,000
2025	-	381,500	381,500
2026	-	381,500	381,500
Thereafter	-	1,014,895	1,014,895

	$68,850	$2,731,645	$2,800,495

 NOTE 9— ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
DGSE
Accrued interest	$12,079	$12,627
Payroll	118,857	131,325
Property taxes	120,449	88,046
Sales tax	57,894	150,070
Other administrative expenss	30,000	-

Subtotal	339,279	382,068

ECHG
Accrued interest	7,862	14,547
Payroll	337,180	334,431
Unvouchered payables - inventory	252,020	461,481
Material & shipping costs (COGS)	500,326	78,647
Other accrued expenses	-	51,506

Subtotal	1,097,388	940,612

Envela
Accrued interest	7,448	8,355
Payroll	25,642	25,175
Professional fees	125,617	220,101
Property Tax	43,400	84,920
Other administrative expenses	10,794	18,453
State income tax	92,226	109,682

Subtotal	305,127	466,686

	$1,741,794	$1,789,366

NOTE 10 — SEGMENT INFORMATION

We determine our business segments based upon an internal reporting structure. Our financial performance is based on the following two segments: DGSE and ECHG.

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

The following separates DGSE’s and ECHG’s financial results of operations for the three months ended June 30, 2022 and 2021:

	For The Three Months Ended June 30,
	2022			2021
	DGSE	ECHG	Consolidated	DGSE	ECHG	Consolidated

Revenue:
Sales	$30,339,127	$12,300,591	$42,639,718	$23,012,324	$10,711,682	$33,724,006
Cost of goods sold	26,150,543	5,011,175	31,161,718	19,915,328	6,680,788	26,596,116

Gross profit	4,188,584	7,289,416	11,478,000	3,096,996	4,030,894	7,127,890

Expenses:
Selling, general and administrative expenses	2,194,494	4,889,409	7,083,903	1,889,895	2,941,330	4,831,225
Depreciation and amortization	101,434	178,082	279,516	97,435	118,784	216,219

	2,295,928	5,067,491	7,363,419	1,987,330	3,060,114	5,047,444

Operating income	1,892,656	2,221,925	4,114,581	1,109,666	970,780	2,080,446

Other income/expense:
Other income (expense), net	(49,018)	(46,411)	(95,429)	119,460	163,595	283,055
Interest expense	61,663	59,379	121,042	68,692	109,012	177,704

Income before income taxes	1,781,975	2,116,135	3,898,110	1,160,434	1,025,363	2,185,797

Income tax expense	15,391	34,861	50,252	14,185	18,500	32,685

Net income	$1,766,584	$2,081,274	$3,847,858	$1,146,249	$1,006,863	$2,153,112

The following separates DGSE’s and ECHG’s financial results of operations for the six months ended June 30, 2022 and 2021:

	For The Six Months Ended June 30,
	2022			2021
	DGSE	ECHG	Consolidated	DGSE	ECHG	Consolidated

Revenue:
Sales	$66,121,999	$23,932,817	$90,054,816	$41,926,825	$17,287,622	$59,214,447
Cost of goods sold	57,709,953	11,155,829	68,865,782	36,022,194	9,760,099	45,782,293

Gross profit	8,412,046	12,776,988	21,189,034	5,904,631	7,527,523	13,432,154

Expenses:
Selling, general and administrative expenses	4,332,443	9,311,215	13,643,658	3,672,332	5,312,122	8,984,454
Depreciation and amortization	208,397	363,066	571,463	194,257	226,874	421,131

	4,540,840	9,674,281	14,215,121	3,866,589	5,538,996	9,405,585

Operating income	3,871,206	3,102,707	6,973,913	2,038,042	1,988,527	4,026,569

Other income/expense:
Other income (expense), net	(77,009)	(76,996)	(154,005)	231,191	323,805	554,996
Interest expense	122,904	121,377	244,281	137,177	219,549	356,726

Income before income taxes	3,671,293	2,904,334	6,575,627	2,132,056	2,092,783	4,224,839

Income tax expense	28,568	51,976	80,544	27,890	35,565	63,455

Net income	$3,642,725	$2,852,358	$6,495,083	$2,104,166	$2,057,218	$4,161,384

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

The following disaggregation of total revenue is listed by sales category and segment for the three months ended June 30, 2022 and 2021:

CONSOLIDATED	Three Months Ended June 30,
	2022			2021
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$28,165,026	$3,719,954	13.2%	$20,893,838	$2,678,640	12.8%
Recycled	2,174,101	468,630	21.6%	2,118,486	418,356	19.7%

Subtotal	30,339,127	4,188,584	13.8%	23,012,324	3,096,996	13.5%

ECHG
Resale	9,102,001	5,566,507	61.2%	8,595,910	3,019,685	35.1%
Recycled	3,198,590	1,722,909	53.9%	2,115,772	1,011,209	47.8%

Subtotal	12,300,591	7,289,416	59.3%	10,711,682	4,030,894	37.6%

	$42,639,718	$11,478,000	26.9%	$33,724,006	$7,127,890	21.1%

The following disaggregation of total revenue is listed by sales category and segment for the six months ended June 30, 2022 and 2021:

CONSOLIDATED	Six Months Ended June 30,
	2022			2021
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$61,842,159	$7,462,806	12.1%	$38,214,479	$5,135,784	13.4%
Recycled	4,279,840	949,240	22.2%	3,712,346	768,847	20.7%

Subtotal	66,121,999	8,412,046	12.7%	41,926,825	5,904,631	14.1%

ECHG
Resale	18,681,858	10,140,775	54.3%	13,336,902	5,631,869	42.2%
Recycled	5,250,959	2,636,213	50.2%	3,950,720	1,895,654	48.0%

Subtotal	23,932,817	12,776,988	53.4%	17,287,622	7,527,523	43.5%

	$90,054,816	$21,189,034	23.5%	$59,214,447	$13,432,154	22.7%

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

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to sales based on historical returns and reduced our reported revenues and cost of sales accordingly. Our return allowance as of June 30, 2022 and December 31, 2021 remained the same for both periods, at approximately $28,000.

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

18

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

Accounts Receivable: We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging. The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. DGSE had no allowance for doubtful accounts balance as of June 30, 2022 and December 31, 2021. Some of ECHG’s customers are on payment terms, and although low risk, occasionally the need arises to record an allowance for receivables that are deemed high risk to collect. We established an allowance for estimated uncollectable receivables related to sales based on historical collections. Our allowance as of June 30, 2022 and December 31, 2021 was $26,582 and $1,582, respectively.

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

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the three and six months ended June 30, 2022 and 2021.

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

The Company has seven operating leases as of June 30, 2022—five in the Dallas/Fort Worth Metroplex, one in Charleston, South Carolina and one in Chandler, Arizona. The lease for DGSE’s flagship store located at 13022 Preston Road, Dallas, Texas expires on January 31, 2027, with an option to extend the lease for an additional five years, at market rate as determined by the prevailing market rate for comparable space in comparable buildings in the vicinity. The lease for DGSE’s Grand Prairie, Texas location was renewed starting July 1, 2022, expiring June 30, 2027, with an option to extend the lease for an additional five years. The lease for DGSE’s Mt Pleasant, South Carolina location expires April 30, 2025, with no additional renewal options. The lease for DGSE’s Euless, Texas location expires June 30, 2025, with an option to extend the lease for an additional five years. The lease for ECHG’s Echo location on W. Belt Line Road, in Carrollton, Texas, expires January 31, 2026. The lease for ECHG’s Teladvance location, which also houses ITAD USA, on Realty Road in Carrollton, Texas expires January 31, 2027. The lease for ECHG’s Avail location in Chandler, Arizona expires May 31, 2025. All of the Company’s seven leases as of June 30, 2022 are triple net, for which it pays its proportionate share of common area maintenance, property taxes and property insurance. Leasing costs for the three months ended June 30, 2022 and 2021 was $659,860 and $588,896 respectively. Leasing costs for the six months ended June 30, 2022 and 2021 was $1,282,723 and $895,433, respectively, comprised of a combination of minimum lease payments and variable lease costs.

As of June 30, 2022, the weighted average remaining lease term and weighted average discount rate for operating leases was 3.75 years and 4.4%, respectively. For the three months ended June 30, 2022 and 2021, the Company’s cash paid for operating lease liabilities was $650,606 and $588,026, respectively. For the six months ended June 30, 2022 and 2021, the Company’s cash paid for operating lease liabilities was $1,266,703 and $923,253, respectively.

Future annual minimum lease payments as of June 30, 2022:

Operating
Leases
DGSE
2022 (excluding the six months ending June 30, 2022)	$267,938
2023	541,984
2024	552,414
2025	412,269
2026 and thereafter	405,114

Total minimum lease payments	2,179,719
Less imputed interest	(188,707)

DGSE Sub-Total	1,991,012

ECHG
2022 (excluding the six months ending June 30, 2022)	661,506
2023	1,357,381
2024	1,396,129
2025	1,321,297
2026 and thereafter	507,780

Total minimum lease payments	5,244,093
Less imputed interest	(381,784)

ECHG Sub-Total	4,862,309

Total	6,853,321

Current portion	1,631,270

$5,222,051

NOTE 13 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted weighted average common shares for the three months ended June 30, 2022 and 2021 is as follows:

	For the Three Months Ended
	June 30,
	2022	2021

Basic weighted average shares	26,924,631	26,924,631
Effect of potential dilutive securities	15,000	15,000
Diluted weighted average shares	26,939,631	26,939,631

A reconciliation of basic and diluted weighted average common shares for the six months ended June 30, 2022 and 2021 is as follows:

	For the six Months Ended
	June 30,
	2022	2021

Basic weighted average shares	26,924,631	26,924,631
Effect of potential dilutive securities	15,000	15,000
Diluted weighted average shares	26,939,631	26,939,631

For the three and six months ended June 30, 2022 and 2021, there were 15,000 common stock options, warrants, and Restricted Stock Units (RSUs) unexercised, respectively. For the three and six months ended June 30, 2022 and 2021, there were no anti-dilutive shares.

NOTE 14 — LONG-TERM DEBT

Long-term debt consists of the following:

	Outstanding Balance
	June 30,	December 31,	Current
	2022	2021	Interest Rate	Maturity
DGSE
Note payable, Farmers Bank (1)	$2,719,906	$2,770,729	3.10%	November 15, 2026
Note payable, Truist Bank (2)	891,874	909,073	3.65%	July 9, 2030
Note payable, Texas Bank & Trust (3)	465,157	474,009	3.75%	September 14, 2025
Note payable, Texas Bank & Trust (4)	1,721,937	1,752,446	3.25%	July 30, 2031

DGSE Sub-Total	5,798,874	5,906,257

ECHG
Note payable, Farmers Bank (1)	6,171,150	6,286,459	3.10%	November 15, 2026
Line of Credit (5)	-	1,700,000	3.10%	November 15, 2024
Avail Transaction note (6)	1,833,333	2,000,000	0.00%	April 1, 2025

ECHG Sub-Total	8,004,483	9,986,459

Envela
Note payable, Texas Bank & Trust (7)	2,788,377	2,843,415	3.25%	November 4, 2025

Sub-Total	16,591,734	18,736,131

Current portion	1,241,480	2,765,794

	$15,350,254	$15,970,337

(1) On May 20, 2019, in connection with the Echo Transaction, the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. ECHG, LLC executed a five-year, $6,925,979 note for the Echo Transaction, amortized over 20 years at a 6% annual interest rate. The interest and principal payment due monthly was $49,646. DGSE executed a five-year, $3,074,021 note to pay off the accounts payable – related party balance to a former Related Party as of May 20, 2019. That promissory note was also amortized over 20 years at a 6% annual interest rate. The interest and principal payment due monthly on the note for DGSE was $22,203. On November 23, 2021, the ECHG and DGSE notes, with remaining principal balances of $6,309,962 and $2,781,087, respectively, were refinanced by Farmers State Bank of Oakley, Kansas with annual interest rates of 3.1%. The ECHG and DGSE notes have monthly interest and principal payments of $35,292 and $15,555, respectively.

(2) On July 9, 2020, DGSE closed the purchase of a retail building located at 610 E. Round Grove Road in Lewisville, Texas for $1,195,000. The purchase was partly financed through a $956,000, 10 year loan (the “Truist Lewisville Loan”), bearing an annual interest rate of 3.65%, amortized over 20 years, payable to Truist Bank (f/k/a BB&T Bank). The note has monthly interest and principal payments of $5,645.

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

(4) On July 30, 2021, 9166 Gaylord Holdings, LLC, a wholly owned subsidiary of DGSE, closed the purchase of a retail building located at 9166 Gaylord Parkway in Frisco, Texas for $2,215,500. The purchase was partly financed through a $1,772,000, five-year loan (the “TB&T Frisco Loan”), bearing an annual interest rate of 3.75%, amortized over 20 years, payable to Texas Bank and Trust. The note has monthly interest and principal payments of $10,509.

(5) On November 23, 2021, the Company secured a 36-month line of credit from Farmers State Bank of Oakley, Kansas (“FSB Facility”) for $3,500,000 at a 3.1% annual interest rate.

(6) On October 29, 2021, ECHG entered into the Avail Transaction to purchase all of the assets, liabilities and rights and interests of Avail AZ, for $4.5 million. The purchase was facilitated by an initial payment of $2.5 million at closing, and the remaining $2.0 million to be paid out by 12 quarterly payments starting April 1, 2022, of $166,667 each. The Installment note payable for the Avail Transaction imputed at 3.1%

(7) On November 4, 2020, 1901 Gateway Holdings, LLC, a wholly owned subsidiary of the Company, closed on the purchase of an office building located at 1901 Gateway Drive, Irving, Texas for $3.521 million. The building was partially financed through a $2,960,000, 5-year loan (the “TB&T Irving Loan”), bearing an interest rate of 3.25%, amortized over 20 years, payable to Texas Bank and Trust. The note has monthly interest and principal payments of $16,792.

Future scheduled principal payments of our notes payable and notes payable, related party, as of June 30, 2022 are as follows:

Note payable, Farmers State Bank - DGSE

Year Ending December 31,	Amount

2022 (excluding the six months ended June 30, 2022)	$51,387
2023	105,428
2024	108,743
2025	112,163
2026	2,342,185

Subtotal	$2,719,906

Note payable, Truist Bank - DGSE

Year Ending December 31,	Amount

2022 (excluding the six months ended June 30, 2022)	$17,456
2023	35,988
2024	37,342
2025	38,748
2026	40,206
Thereafter	722,134

Subtotal	$891,874

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2022 (excluding the six months ended June 30, 2022)	$8,971
2023	18,503
2024	19,209
2025	418,474

Subtotal	$465,157

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2022 (excluding the six months ended June 30, 2022)	$35,079
2023	72,363
2024	74,750
2025	77,216
2026	79,512
Thereafter	1,383,017

Subtotal	$1,721,937

Note payable, Farmers Bank - ECHG

Year Ending December 31,	Amount

2022 (excluding the six months ended June 30, 2022)	$116,590
2023	239,204
2024	246,725
2025	254,484
2026	5,314,147

Subtotal	$6,171,150

Note payable - Avail Transaction

Year Ending December 31,	Amount

2022 (excluding the six months ended June 30, 2022)	$333,334
2023	666,668
2024	666,668
2025	166,663

Subtotal	$1,833,333

Note payable, Texas Bank & Trust - Envela

Year Ending December 31,	Amount

2022 (excluding the six months ended June 30, 2022)	$54,948
2023	112,661
2024	116,450
2025	2,504,318

Subtotal	$2,788,377

$16,591,734

Future scheduled aggregate amount of principal payments and maturities of our notes payable as of June 30, 2022 are as follows:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year:	Payments	Maturities	Total
2022 (excluding the six months ended June 30, 2022)	$617,765	$-	$617,765
2023	1,250,815	-	1,250,815
2024	1,269,887	-	1,269,887
2025	595,584	2,976,482	3,572,066
2026	434,160	7,341,891	7,776,051
2027 and Thereafter	558,168	1,546,982	2,105,150

Total	$4,726,379	$11,865,355	$16,591,734

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

There was no stock-based compensation expense for the three and six months ended June 30, 2022 and 2021.

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

On May 20, 2019, in connection with the Echo Transaction, the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. ECHG, LLC executed a five-year, $6,925,979 note for the Echo Transaction, amortized over 20 years at a 6% annual interest rate. The interest and principal payment due monthly was $49,646. DGSE executed a five-year, $3,074,021 note to pay off the accounts payable – related party balance to a former Related Party as of May 20, 2019. That promissory note was also amortized over 20 years at a 6% annual interest rate. The interest and principal payment due monthly on the note for DGSE was $22,203. Both notes were being serviced by operational cash flow. On November 23, 2021, both notes were refinanced by Farmers State Bank of Oakley, Kansas. For the three months ended June 30, 2022 and 2021, the Company paid Mr. Loftus $0 and $142,144, respectively, in interest on the Company’s notes payable, related party. For the six months ended June 30, 2022 and 2021, the Company paid Mr. Loftus $0 and $285,353, respectively, in interest on the Company’s notes payable, related party.

 NOTE 17 — CONTINGENCIES

The coronavirus disease 2019 (COVID-19) pandemic has adversely affected global economic business conditions. Future sales on products like ours could decline or fluctuate due to increased or fluctuating commodities prices, particularly gold. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, the ultimate impact is highly uncertain and subject to change. The duration of any such impact cannot be predicted, nor can the timing of the development, distribution and acceptance of effective vaccines, booster shots or other treatments for potential COVID-19 divergent strains, including the Delta variant, omicron variant or other variants that may surface. In addition, the effects of the COVID-19 pandemic are subject to, among other things, the effect of government responses to the COVID-19 pandemic on our operations, including vaccine mandates, impacts of the COVID-19 pandemic on global and domestic economic conditions, including with respect to commercial activity, our customers and business partners, as well as consumer preferences and demand.

Escalating global tensions caused by the conflict between Russia and Ukraine has upset the stability within the region of the former Soviet era block. This could lead to further volatility in global energy and other industries that could negatively impact our operations. The U.S. government has imposed sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as other measures taken, as it concerns our operations is currently unknown.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the ”Company” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2021 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

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

Because DGSE buys and resells precious metals, it is impacted by changes in precious metal pricing which rises and falls based upon global supply and demand dynamics, with the greatest impact on us relating to gold as it represents a significant portion of the precious metal in which we trade. Gold prices surged during the beginnings of the COVID-19 pandemic. Gold prices started January 1, 2021 at $1,891 an ounce, as determined by the London AM Fix and dipped to a low of $1,683 an ounce on March 30, 2021. Gold then began to rebound throughout the remainder of 2021 closing at $1,820 an ounce on December 31, 2021, as determined by the London AM Fix. During fiscal year 2021, gold prices receded 4% from December 31, 2020. Gold rose 7% during the first three months of 2022, ending at $1,942 an ounce, only to give back the 7% gain from the first fiscal quarter of 2022 to recede to $1,814 an ounce at June 30, 2022.

The COVID-19 pandemic continues to affect the recommerce business in unpredictable ways. Although there are variants of COVID-19 affecting the health of the United States, employment figures improved throughout 2021. The unemployment rate improved from over six percent (6%) in January of 2021 to four percent (4%), as of May 2022.

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

For additional information regarding ECHG, see “Item 1. Business—Operating Segments—ECHG Segment.” in the Company’s 2021 Annual Report.

COVID-19

The COVID-19 pandemic continues to affect the U.S. and global economies, and as disclosed in our 2021 Annual Report, the COVID-19 pandemic also affected our business in a variety of ways beginning in the second quarter of fiscal 2020, continuing through fiscal 2021 and into fiscal 2022.

The COVID-19 pandemic, recent economic trends, civil unrest and the war in Ukraine have affected the recommerce business in unpredictable ways. There have been fewer customers raising money by selling items. Government stimulus checks, eviction moratoriums and forbearances on mortgages and student loans may have contributed and may still be contributing to this effect. For more information, see Note 17 to our interim condensed consolidated financial statements.

The full extent and duration of the COVID-19 pandemic’s impact on the global economy generally, and on our business specifically, is currently unknown. A prolonged pandemic and recovery may have an adverse effect on our results of operations, financial position and liquidity in future periods.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies, see Note 3 to the interim condensed consolidated financial statements included herein.

Results of Operations

General

The following disaggregation of total revenue is listed by sales category and segment for the three months ended June 30, 2022 and 2021:

CONSOLIDATED	Three Months Ended June 30,
	2022			2021
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$28,165,026	$3,719,954	13.2%	$20,893,838	$2,678,640	12.8%
Recycled	2,174,101	468,630	21.6%	2,118,486	418,356	19.7%

Subtotal	30,339,127	4,188,584	13.8%	23,012,324	3,096,996	13.5%

ECHG
Resale	9,102,001	5,566,507	61.2%	8,595,910	3,019,685	35.1%
Recycled	3,198,590	1,722,909	53.9%	2,115,772	1,011,209	47.8%

Subtotal	12,300,591	7,289,416	59.3%	10,711,682	4,030,894	37.6%

	$42,639,718	$11,478,000	26.9%	$33,724,006	$7,127,890	21.1%

The following disaggregation of total revenue is listed by sales category and segment for the six months ended June 30, 2022 and 2021:

CONSOLIDATED	Six Months Ended June 30,
	2022			2021
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$61,842,159	$7,462,806	12.1%	$38,214,479	$5,135,784	13.4%
Recycled	4,279,840	949,240	22.2%	3,712,346	768,847	20.7%

Subtotal	66,121,999	8,412,046	12.7%	41,926,825	5,904,631	14.1%

ECHG
Resale	18,681,858	10,140,775	54.3%	13,336,902	5,631,869	42.2%
Recycled	5,250,959	2,636,213	50.2%	3,950,720	1,895,654	48.0%

Subtotal	23,932,817	12,776,988	53.4%	17,287,622	7,527,523	43.5%

	$90,054,816	$21,189,034	23.5%	$59,214,447	$13,432,154	22.7%

Three Months Ended June 30, 2022 as compared to the Three Months Ended June 30, 2021

Revenue. Revenue related to DGSE’s continuing operations increased by $7,326,803, or 32%, during the three months ended June 30, 2022, to $30,339,127, as compared to revenue of $23,012,324 during the same period in 2021. Resale revenue, such as bullion, jewelry, watches and rare coins, increased by $7,271,188, or 35%, during the three months ended June 30, 2022, to $28,165,026 as compared to resale revenue of $20,893,838 during the same period in 2021. Recycled-material sales increased 3% to $2,174,101 for the three months ended June 30, 2022, as compared to recycled-material sales of $2,118,486, for the three months ended June 30, 2021. The increased resale revenue for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to the addition of the new Frisco, Texas retail location in January of 2022 and the maturation of the Lewisville and Grapevine locations which were added during the latter half of fiscal 2020. Revenue increased slightly for recycled items for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, which was primarily due to the addition of the new Frisco, Texas retail location in January of 2022.

Revenue related to ECHG’s continuing operations for the three months ended June 30, 2022 increased by $1,588,909, or 15%, to $12,300,591, as compared to revenue of $10,711,682 during the same period in 2021. Resale revenue increased by $506,091, or 6%, to $9,102,001, for the three months ended June 30, 2022, as compared to revenue of $8,595,910 during the three months ended June 30, 2021. Recycled sales increased by $1,082,818 or 51%, to $3,198,590 for the three months ended June 30, 2022, as compared to recycled sales of $2,115,772 for the three months ended June 30, 2021. Revenue increased for resale and recycled items for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, mainly due to the COVID-19 pandemic slowing wholesale operations during the three months ended June 30, 2021.

The Company has had no layoffs to-date or terminations due to the COVID-19 pandemic, and we continue to exercise caution concerning any variants of COVID-19 that may arise. The Company continues to operate at full strength and will take measures to keep our employees safe where possible.

Gross Profit. Gross profit related to DGSE’s operations for the three months ended June 30, 2022, increased by $1,091,588 or 35%, to $4,188,584 as compared to gross profit of $3,096,996 during the same period in 2021. Resale gross profit increased by $1,041,314, or 39%, to $3,719,954 for the three month ended June 30, 2022, as compared to resale gross profit of $2,678,640 during the three months ended June 30, 2021. Recycled gross profit increased by $50,274, or 12%, to $468,630 for the three months ended June 30, 2022, as compared to recycled gross profit of $418,356 during the three months ended June 30, 2021. The increase in resale and recycled gross profit for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 was primarily due to increased sales.

Gross profit related to ECHG for the three months ended June 30, 2022 increased by $3,258,522, or 81%, to $7,289,416 as compared to gross profit of $4,030,894 during the same period in 2021. Gross profit for resale revenue for the three months ended June 30, 2022 increased by $2,546,822, or 84%, to $5,566,507, as compared to gross profit for resale revenue $3,019,685 during the same period in 2021. Gross profit for recycled sales for the three months ended June 30, 2022 increased $711,700, or 70%, to $1,722,909, as compared to gross profit for recycled sales of $1,011,209, during the same period in 2021. The gross profit increase for the resale and recycled items for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 was primarily due to increased sales.

Selling, General and Administrative Expenses. For the three months ended June 30, 2022, SG&A expenses for DGSE increased by $304,599, or 16%, to $2,194,495, as compared to SG&A expenses of $1,889,894 during the same period in 2021. The increase in SG&A expenses was primarily due to increased expenses from the new retail location in Frisco, Texas placed into service during January 2022, and an increase in advertising during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

For the three months ended June 30, 2022, SG&A expenses for ECHG increased by $1,948,079 or 66%, to $4,889,409, as compared to SG&A expenses of $2,941,330 during the same period in 2021. The increase in SG&A expenses was primarily due to the added cost of the Avail and CExchange companies during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Depreciation and Amortization. For the three months ended June 30, 2022, depreciation and amortization expense for DGSE was $101,434, as compared to an expense of $97,435 for the same period in 2021, an increase of $3,999, or 4%. The increase of $3,999 from the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily due to the depreciation of the new retail building located in Frisco, Texas.

For the three months ended June 30, 2022, depreciation and amortization expense for ECHG was $178,082 as compared to an expense of $118,784 for the same period in 2021, an increase of $59,298, or 50%. The increase of $59,298 from the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, is primarily due to additional amortization expense of intangible assets and depreciation of equipment from the CExchange transaction.

Interest Expense. For the three months ended June 30, 2022, interest expense for DGSE was $61,663, a decrease of $7,029 or 10%, as compared to interest expense of $68,692 during the same period in 2021. The decrease was primarily the combination of an increase from the new loan for the retail building located in Frisco, Texas, offset by a decrease from refinancing the related party loan by Farmers State Bank of Oakley, Kansas on November 23, 2021.

For the three months ended June 30, 2022, interest expense for ECHG was $59,379, a decrease of $49,633 or 46%, as compared to interest expense of $109,012 during the same period in 2021. The decrease was primarily the result of refinancing the related party loan by Farmers State Bank of Oakley, Kansas on November 23, 2021.

Other Income/Expense. For the three months ended June 30, 2022, other expense for DGSE was $49,018, an increase of $168,478, as compared to other income of $119,460 during the same period in 2021. The increase in expense was primarily due to DGSE’s portion of the Company’s corporate building’s operating expenses for the three months ended June 30, 2022. Other income for the three months ended June 30, 2021 only included the rental income from corporate tenants in the Company’s corporate building and therefore are not comparable. In subsequent quarters, the Company’s corporate building’s operating expenses and rental income are netted into other income/expense.

For the three months ended June 30, 2022, other expense for ECHG was $46,411, an increase of $210,006, as compared to other income of $163,595 during the same period in 2021. The increase in expense was primarily due to ECHG’s portion of the Company’s corporate building’s operating expenses for the three months ended June 30, 2022. Other income for the three months ended June 30, 2021 only included the rental income from corporate tenants in the Company’s corporate building and therefore are not comparable. In subsequent quarters, the Company’s corporate building’s operating expenses and rental income are netted into other income/expense.

Income Tax Expense. For the three months ended June 30, 2022, income tax expense was $50,252, an increase of $17,567, compared to income tax expense of $32,685 for the three months ended June 30, 2021. The effective income tax rate was 1.3% and 1.5% for the three months ended June 30, 2022 and June 30, 2021, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are mainly the result of state taxes, non-deductible expenses and changes in the valuation allowance in relation to the deferred tax asset for net operating loss carryforwards.

Net Income. We recorded a net income of $3,847,858 for the three months ended June 30, 2022, compared to a net income of $2,153,112 for the three months ended June 30, 2021, an increase in net income of $1,694,746, which is due primarily to an increase in gross profit of $4,350,110 offset by an increase in SG&A of $2,252,678.

Earnings Per Share. For the three months ended June 30, 2022, our net income per basic and diluted shares attributable to holders of our Common Stock was $0.14, as compared to $0.08 per basic and diluted shares attributable to holders of our Common Stock for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 as compared to the Six Months Ended June 30, 2021

Revenues. Revenues related to DGSE’s operations increased by $24,195,174, or 58%, during the six months ended June 30, 2022, to $66,121,999, as compared to revenue of $41,926,825 during the same period in 2021. Resale revenue, such as bullion, jewelry, watches and rare coins, increased by $23,627,680, to $61,842,159 for the six months ended June 30, 2022, or 62%, compared to resale revenue of $38,214,479 during the six months ended June 30, 2021. Recycled revenue increased by $567,494 to $4,279,840 for the six months ended June 30, 2022, or 15%, compared to recycled revenue of $3,712,346 during the six months ended June 30, 2021. The increased resale and recycle revenue for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to the addition of the new retail location in Frisco, Texas in January of 2022 and the maturation of the Lewisville and Grapevine retail locations which were added during the latter half of fiscal 2020.

Revenue related to ECHG’s continuing operations for the six months ended June 30, 2022 increased by $6,645,195, or 38%, to $23,932,817, as compared to revenue of $17,287,622 during the same period in 2021. Resale revenue increased by $5,344,956, or 40%, to $18,681,858, for the six months ended June 30, 2022, as compared to resale revenue of $13,336,902 during the six months ended June 30, 2021. Recycled revenue increased by $1,300,239, or 33%, to $5,250,959 for the six months ended June 30, 2022, as compared to recycled revenue of $3,950,720 for the six months ended June 30, 2021. Revenue increased for resale and recycled items for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to the COVID-19 pandemic slowing wholesale operations during the six months ended June 30, 2021.

Gross Profit. Gross profit related to DGSE’s operations for the six months ended June 30, 2022, increased by $2,507,415 or 42%, to $8,412,046 as compared to gross profit of $5,904,631 during the same period in 2021. Resale gross profit increased by $2,327,022, or 45%, to $7,462,806 for the six month ended June 30, 2022, as compared to resale gross profit of $5,135,784 during the six months ended June 30, 2021. Recycled gross profit increased by $180,393, or 23%, to $949,240 for the six months ended June 30, 2022, as compared to recycled gross profit of $768,847 during the six months ended June 30, 2021. The increase in resale and recycled gross profit was due primarily to increased sales.

Gross profit related to ECHG for the six months ended June 30, 2022, increased by $5,249,465, or 70%, to $12,776,988 as compared to gross profit of $7,527,523 during the same period in 2021. Gross profit for resale revenue for the six months ended June 30, 2022 increased by $4,508,906, or 80% to $10,140,775, as compared to gross profit for resale revenue of $5,631,869 during the same period in 2021. Gross profit for recycled sales for the six months ended June 30, 2022, increased $740,559, or 39% to $2,636,213, as compared to gross profit for recycle sales of $1,895,654, during the same period in 2021. The gross profit increase for resale and recycle revenue for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 is primarily due to increased sales and an increase in gross margin percentages.

Selling, General and Administrative Expenses. For the six months ended June 30, 2022, DGSE’s SG&A expenses increased by $660,111, or 18%, to $4,332,443, as compared to SG&A expenses of $3,672,332 during the same period in 2021. The increase in SG&A expenses was primarily due to increased expenses from the new retail location in Frisco, Texas placed into service during January 2022, and an increase in advertising during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

For the six months ended June 30, 2022, SG&A expenses for ECHG increased by $3,999,093 or 75%, to $9,311,215, as compared to SG&A expenses of $5,312,122 during the same period in 2021. The increase in SG&A expenses was primarily due to the added cost of the Avail and CExchange companies during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Depreciation and Amortization. For the six months ended June 30, 2022, DGSE’s depreciation and amortization expense was $208,397, compared to an expense of $194,257 for the same period in 2021. The increase is primarily due to the depreciation of the new retail building in Frisco, Texas in January of 2022.

For the six months ended June 30, 2022, depreciation and amortization expense for ECHG was $363,066, as compared to an expense of $226,874 for the same period in 2021, an increase of $136,192, or 60%. The increase of $136,192 from the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, is primarily due to additional amortization expense of intangible assets and depreciation of equipment from the CExchange transaction.

Interest Expense. For the six months ended June 30, 2022, the interest expense for DGSE was $122,904, a decrease of $14,273, or 10%, compared to interest expense of $137,177 during the same period in 2021. The decrease was primarily the combination of an increase from the new loan for the retail building located in Frisco, Texas, offset by a decrease from refinancing the related party loan by Farmers State Bank of Oakley, Kansas on November 23, 2021.

For the six months ended June 30, 2022, interest expense for ECHG was $121,377, a decrease of $98,172 or 45%, compared to interest expense of $219,549 during the same period in 2021. The decrease was primarily the result of refinancing the related party loan by Farmers State Bank of Oakley, Kansas on November 23, 2021.

Other Income/Expense. For the six months ended June 30, 2022, other expense for DGSE was $77,009, an increase of $308,200, compared to other income of $231,191 during the same period in 2021. The increase in expense was primarily due to DGSE’s portion of the Company’s corporate building’s operating expenses for the six months ended June 30, 2022. Other income for the three months ended June 30, 2021 only included the rental income from corporate tenants in the Company’s corporate building and therefore are not comparable. In subsequent quarters, the Company’s corporate building’s operating expenses and rental income are netted into other income/expense.

For the six months ended June 30, 2022, other expense for ECHG was $76,996, an increase of $400,801, compared to other income of $323,805 during the same period in 2021. The increase in expense was primarily due to ECHG’s portion of the Company’s corporate building’s operating expenses for the three months ended June 30, 2022. Other income for the three months ended June 30, 2021 only included the rental income from corporate tenants in the Company’s corporate building and therefore are not comparable. In subsequent quarters, the Company’s corporate building’s operating expenses and rental income are netted into other income/expense.

Income Tax Expense. For the six months ended June 30, 2022, income tax expense was $80,544, an increase of $17,089, or 27%, as compared to income tax expense of $63,455 for the six months ended June 30, 2021. The effective income tax rate was 1.2% and 1.5% for the six months ended June 30, 2022 and 2021, respectively. Differences between our effective income tax rate and the U.S federal statutory rate are mainly the result of state taxes, non-deductible expenses, changes in reserves for uncertain tax positions and unused net operating loss carryforwards.

Net Income. We recorded a net income of $6,495,083 for the six months ended June 30, 2022, as compared to a net income of $4,161,384 for the six months ended June 30, 2021, an increase in net income of $2,333,699, which is due primarily to an increase in gross profit of $7,756,880 offset by an increase in SG&A of $4,659,204.

Earnings Per Share. For the six months ended June 30, 2022, the net income per basic and diluted shares attributable to common stockholders is $0.24, as compared to $0.15 per basic and diluted shares for the six months ended June 30, 2021.

Liquidity and Capital Resources

During the six months ended June 30, 2022, cash flows provided by operations totaled $6,362,641, and during the six months ended June 30, 2021, cash flows provided by operations totaled $263,632, an increase of $6,099,009. Cash provided by operations for the six months ended June 30, 2022 was driven largely by net income added to non-cash items of depreciation, amortization and bad debt of $7,091,546, a decrease in trade receivables of $1,452,651, an increase in customer deposits and other liabilities of $1,019,363, a decrease in other assets of $754,759 and an increase in accounts payable and accrued expenses of $767,122, offset by an increase in inventories of $3,755,662 and the increase in prepaid expenses of $981,616. Cash provided by operations for the six months ended June 30, 2021 was driven largely by net income added to non-cash items of depreciation, amortization and bad debt of $4,588,764, an increase in accounts payable and accrued expenses of $1,574,520 and an increase in customer deposits and other liabilities of $341,260, offset by the increase in trade receivables of $3,365,999, an increase in inventories of $2,579,991, an increase in prepaid expenses of $169,373 and the increase in other assets of $146,042.

During the six months ended June 30, 2022 and 2021, cash flows used in investing activities totaled $420,917 and $1,126,416, respectively, a period-over-period decrease of $705,499. The use of cash in investing activities during the six months ended June 30, 2022 was primarily due to the purchase of additional property and equipment of $203,929 and the addition to the acquisition of Avail assets and liabilities of $216,988. The use of cash in investing activities during the six months ended June 30, 2021 was primarily due to the increase in notes receivable of $654,958 and the purchase of additional property and equipment of $484,494, offset by acquisition of CExchange’s assets and liabilities, net of cash acquired of $13,136.

During the six months ended June 30, 2022 and 2021, cash flows used in financing totaled $2,144,396 and $224,140, respectively, a period-over-period increase of $1,920,256. Cash used in financing during the six months ended June 30, 2022 was primarily due from payments made against notes payable of $444,396 and payments made against the line of credit of $1,700,000. Cash used in financing during the six months ended June 30, 2021 was primarily due from payments made against notes payable of $79,353 and payments made against notes payable, related party of $144,787.

We expect our capital expenditures to total approximately $1,000,000 during the next 12 months. These expenditures will be driven by the purchase of additional equipment and the purchase of potential properties by DGSE for retail locations and for build-out of those purchased properties. The Company has no capital expenditure commitments as of June 30, 2022.

Our primary source of liquidity and capital resources currently consist of cash generated from our operating results and current borrowings, including the Truist Lewisville Loan, the TB&T Grapevine Loan, the TB&T Irving Loan, the TB&T Frisco Loan and the two Farmers State Bank of Oakley, Kansas loans. For more information, see Note 14 to our interim condensed financial statements, which is incorporated into this item by reference. In addition, on November 23, 2021, the Company secured a thirty six month line of credit from Farmers State Bank of Oakley Kansas for up to $3,500,000. The FSB Facility has an annual interest rate of 3.1%. We maintain the FSB Facility to help fund cash shortfalls that we may have from time to time. We do not currently anticipate the need of those funds for operations and do not currently have any amounts drawn against the FSB Facility as of June 30, 2022.

From time to time, we have adjusted and may further adjust our inventory levels to meet seasonal demand or in order to meet working capital requirements. Management believes we have sufficient capital resources to meet working capital requirements. In the event of significant growth in retail and wholesale jewelry sales and recycling demand, whether purchases or services, our demand for additional working capital will increase due to a related need to stock additional jewelry inventory, increases in wholesale accounts receivable and the purchasing of recycled material. Historically we have funded these activities through operations. If additional working capital is required, we will seek additional loans from other commercial banks.

We have historically renewed, extended or replaced short-term debt as it matures, and management believes that we will be able to continue to do so in the near future.

The COVID-19 pandemic and the war between Ukraine and Russia has adversely affected global economic business conditions. Future sales of products like ours have and may continue to decline or fluctuate due to increased or fluctuating commodities prices, particularly gold prices. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic and the war between Ukraine and Russia, the ultimate impact, including the impact on our liquidity and capital resources, is highly uncertain and subject to change. The duration of any such impact cannot be predicted, and the Company believes additional liquidity may be necessary to support ongoing operations during this period of uncertainty. For more information, see Note 17 to our interim condensed consolidated financial statements.

The Company leases certain of its facilities under operating leases. For more information on the minimum rental commitments under non-cancellable operating leases as of June 30, 2022, see Note 12 to our interim condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the Company’s 2021 Annual Report and the Company’s quarterly report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 11, 2022.

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

ENVELA CORPORATION (Registrant)

Date: August 3, 2022	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2022		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)

