Form 10-Q
period 2022-09-30
Envela Corp
filed 2022-11-02
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

 _____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 001-11048

_____________________

ENVELA CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

 _____________________

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

As of November 2, 2022, the registrant had 26,924,631 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2022	2021	2022	2021
Revenue:
Sales	$45,197,686	$37,680,769	$135,252,502	$96,895,216
Cost of goods sold	33,342,029	29,570,653	102,207,811	75,352,946
Gross margin	11,855,657	8,110,116	33,044,691	21,542,270
Expenses:
Selling, general & administrative expenses	7,753,702	5,230,473	21,397,360	14,214,927
Depreciation and amortization	534,964	216,176	1,106,427	637,307
Total operating expenses	8,288,666	5,446,649	22,503,787	14,852,234
Operating income	3,566,991	2,663,467	10,540,904	6,690,036
Interest expense	119,957	188,853	364,238	545,579
Other income (expense):
Gain on forgiveness of Federal Loan	-	1,668,200	-	1,668,200
Write-off of notes receivable and accrued interest receivable	-	(949,174)	-	(949,174)
Other income (expense), net	(65,264)	(60,784)	(219,269)	494,212
Income before income taxes	3,381,770	3,132,856	9,957,397	7,357,695
Income tax expense	64,061	26,455	144,605	89,910
Net income	$3,317,709	$3,106,401	$9,812,792	$7,267,785
Basic earnings per share:
Net income	$0.12	$0.12	$0.36	$0.27
Diluted earnings per share:
Net income	$0.12	$0.12	$0.36	$0.27
Weighted average shares outstanding:
Basic	26,924,631	26,924,631	26,924,631	26,924,631
Diluted	26,939,631	26,939,631	26,939,631	26,939,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$14,968,756	$10,138,148
Trade receivables, net of allowances	7,191,109	7,166,533
Inventories	18,063,063	14,048,436
Current right-of-use assets from operating leases	1,665,903	1,604,736
Prepaid expenses	1,652,226	439,038
Other current assets	709,204	969,624
Total current assets	44,250,261	34,366,515
Property and equipment, net	9,513,382	9,806,188
Goodwill	3,621,453	6,140,465
Intangible assets, net	5,189,120	3,024,245
Operating lease right-of-use assets, less current portion	4,616,902	5,692,141
Other long-term assets	186,761	237,761
Total assets	$67,377,879	$59,267,315

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$4,441,613	$2,488,396
Line of credit	-	1,700,000
Notes payable	1,246,083	1,065,794
Current operating lease liabilities	1,658,990	1,573,824
Accrued expenses	1,760,809	1,789,366
Customer deposits and other liabilities	992,633	1,179,224
Total current liabilities	10,100,128	9,796,604
Notes payable, less current portion	15,039,700	15,970,337
Long-term operating lease liabilities, less current portion	4,797,942	5,873,057

Total liabilities	29,937,770	31,639,998

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and outstanding	269,246	269,246
Additional paid-in capital	40,173,000	40,173,000
Accumulated deficit	(3,002,137)	(12,814,929)
Total stockholders’ equity	37,440,109	27,627,317
Total liabilities and stockholders’ equity	$67,377,879	$59,267,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2022	2021
	(Unaudited)	(Unaudited)
Operations
Net income	$9,812,792	$7,267,785
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, amortization, and other	1,106,427	637,307
Bad debt expense	73,418	28,532
Gain on forgiveness of Federal Loan	-	(1,668,200)
Write-off of note receivables and accrued interest receivable	-	949,174
Changes in operating assets and liabilities:
Trade receivables	(97,994)	(2,871,070)
Inventories	(4,014,627)	(2,647,432)
Prepaid expenses	(1,213,187)	(886,591)
Intangible Assets	(15,300)	-
Other assets	311,420	(417,347)
Accounts payable and accrued expenses	1,924,658	100,952
Operating leases	24,123	21,737
Customer deposits and other liabilities	(186,590)	511,610
Net cash provided by operations	7,725,140	1,026,457
Investing
Investment in note receivable	-	(300,000)
Purchase of property and equipment	(227,197)	(3,064,277)
Acquisition of CExchange assets and liabilities, net of cash acquired	-	13,136
Adjustment to the purchase price of the Avail Transaction	(216,988)	-
Net cash used in investing	(444,185)	(3,351,141)
Financing
Payments on notes payable, related party	-	(218,820)
Payments on notes payable	(750,347)	(123,352)
Proceeds from notes to purchase property	-	1,772,000
Payments on line of credit	(1,700,000)	-
Net cash provided by (used in) financing	(2,450,347)	1,429,828
Net change in cash and cash equivalents	4,830,608	(894,856)
Cash and cash equivalents, beginning of period	10,138,148	9,218,036
Cash and cash equivalents, end of period	$14,968,756	$8,323,180
Supplemental Disclosures
Cash paid during the period for:
Interest	$372,819	$541,863
Income taxes	$133,000	$86,000
Non cash activites:
Acquisition of CExchange assets and liabilities	$-	$1,555,892
Adjustment to the Avail Transaction purchase price allocation	$2,736,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended September 30, 2021 and 2022

(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at June 30, 2021	26,924,631	$269,246	-	$-	$40,173,000	$(18,702,420)	$21,739,826
Net Income	-	-	-	-	-	3,106,401	3,106,401
Balances at September 30, 2021	26,924,631	$269,246	-	$-	$40,173,000	$(15,596,019)	$24,846,227

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at June 30, 2022	26,924,631	$269,246	-	$-	$40,173,000	$(6,319,846)	$34,122,400
Net Income	-	-	-	-	-	3,317,709	3,317,709
Balances at September 30, 2022	26,924,631	$269,246	-	$-	$40,173,000	$(3,002,137)	$37,440,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2021 and 2022

(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2020	26,924,631	$269,246	-	$-	$40,173,000	$(22,863,804)	$17,578,442
Net Income	-	-	-	-	-	7,267,785	7,267,785
Balances at September 30, 2021	26,924,631	$269,246	-	$-	$40,173,000	$(15,596,019)	$24,846,227

					Additional	Accumulated	Total
	Common Stock		Preferred Stock		Paid-in		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2021	26,924,631	$269,246	-	$-	$40,173,000	$(12,814,929)	$27,627,317
Net Income	-	-	-	-	-	9,812,792	9,812,792
Balances at September 30, 2022	26,924,631	$269,246	-	$-	$40,173,000	$(3,002,137)	$37,440,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these financial statements be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022 (the “2021 Annual Report”). In the opinion of the management of the Company, the accompanying unaudited interim financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly its results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The information provided as of September 30, 2022 in these notes to the interim condensed consolidated financial statements is unaudited.

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

ECHG, through its subsidiaries, primarily buys electronic components from business and other organizations, such as school districts, for end-of-life recycling and resale, or to add life to electronic devices by data destruction and refurbishment for reuse. ECHG also conducts such recycling and resale at the retail level. Echo focuses on end-of-life electronics recycling and sustainability and ITAD USA provides IT equipment disposition, including compliance and data sanitization services. Teladvance, CEX and Avail operate as value-added resellers by providing offerings and services to companies looking either to upgrade capabilities or dispose of electronic equipment. Like DGSE, ECHG also maintains relationships with refiners or recyclers to which it sells valuable materials it extracts from electronics and IT equipment that are not appropriate for resale or reuse. ECHG’s customers are companies and organizations that are based domestically and internationally.

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

 NOTE 3 — ACCOUNTING POLICIES AND ESTIMATES

 Financial Instruments

 The carrying amounts reported in the condensed consolidated balance sheets for cash equivalents, trade receivables, inventories, prepaid expenses, other current assets, accounts payable, accrued expenses       and customer deposits and other liabilities approximate fair value because of the immediate or short-term nature of these financial instruments. Notes payable and line of credit approximate fair value due to the     market interest rate charged.

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

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to ECHG only and not the entire Company. ECHG has its own, separate financial information to perform goodwill impairment testing at least annually or if events indicate that those assets may be impaired. As a result of the current market and economic conditions related to the coronavirus pandemic (“COVID-19”), surging inflation and the war between Ukraine and Russia, in accordance with step 1 of the guidelines set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35-3A, the Company concluded there were no impairments of goodwill that resulted from those triggering events for the three and nine months ended September 30, 2022. The Company will continue to evaluate goodwill for the ECHG segment. For tax purposes, goodwill is amortized and deductible over fifteen years.

ECHG goodwill was allocated in connection with three acquisitions of the assets now held by Echo on May 20, 2019 (the “Echo Transaction”), of the assets now held by Teladvance on June 9, 2021 (the “CExchange Transaction”) and of the assets now held by Avail on October 29, 2021 (the “Avail Transaction”). The preliminary goodwill associated with the Avail Transaction was $3,491,285, which was the initial purchase price less the approximate fair value of the net assets purchased. There have been several adjustments made to goodwill concerning the Avail Transaction during the nine months ended September 30, 2022. On May 31, 2022, an additional cash payment was made of $216,988 due to certain conditions being met concerning the cash balance upon a certain date. The cash payment increased goodwill for the Avail Transaction to $3,708,273. During the three months ended September 30, 2022, a third party valuation company identified $2,736,000 of intangibles that were not initially included in the fair value of Avail’s net assets that reduced the Avail Transaction goodwill to $972,272. There have been no other adjustments or impairment charges to goodwill. As of September 30, 2022 and December 31, 2021, goodwill was $3,621,453 and $6,140,465, respectively.

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

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the nine-month period ended September 30, 2022, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of September 30, 2022 that the Company expects to have a material impact on its consolidated financial statements.

NOTE 4 — INVENTORIES

A summary of inventories is as follows:

	September 30,	December 31,
	2022	2021
DGSE
Resale	$15,311,602	$10,422,072
Recycle	8,484	11,995
Subtotal	15,320,086	10,434,067
ECHG
Resale	1,637,723	3,350,159
Recycle	1,105,254	264,210
Subtotal	2,742,977	3,614,369
	$18,063,063	$14,048,436

 NOTE 5 — ACQUISITION

On October 29, 2021, ECHG entered into the Avail Transaction to purchase all of the assets, liabilities and rights and interests of Avail for $4,500,000. The purchase was facilitated by an initial payment of $2,500,000 at closing, with the remaining $2,000,000 represented by an installment note (the “Avail Installment Note”) made by ECHG to the seller to be paid out by 12 quarterly payments starting April 1, 2022, of $166,667 each. See Note 14 to our consolidated financial statements for more information on this loan. The Avail Installment Note for the Avail Transaction does not bear interest but the imputed interest rate was determined to be 3.1%.

As part of the Avail Transaction, goodwill was preliminarily recorded as $3,491,284, which was the purchase price less the approximate fair value of the net assets purchased. On May 31, 2022, an additional cash payment of $216,988 was made due to certain conditions being met concerning the cash balance upon a certain date. The additional cash payment was not part of the Avail Installment Note of $2,000,000 from the initial closing of the Avail Transaction. The additional cash payment increased goodwill and the purchase price amount by $216,988, thereby increasing goodwill for the Avail Transaction to $3,708,273. On September 30, 2022, a third party valuation company identified $2,736,000 of intangibles as part of the Avail Transaction not initially included in the fair value of Avail’s net assets. The intangibles identified of $2,736,000, decreases goodwill by $2,736,000 to $972,272, as shown in the purchase price allocation table below. The Avail Transaction was initially recorded as preliminary, but with the third party valuation complete, the purchase price allocation below is considered final. The Company’s goodwill is related to the ECHG segment. ECHG has its own separate financial information to perform goodwill impairment testing. The Company will evaluate goodwill based on cash flows for the ECHG segment. For tax purposes, goodwill is amortized and deductible over 15 years.

The purchase price allocation of the Avail Transaction is listed below:

	Initial	Final
Description	Allocation	Allocation

Assets
Cash	$988,870	$988,870
Account receivables	395,144	395,144
Inventories	486,736	486,736
Prepaid expenses	93,727	93,727
Intangible assets - Trademarks/Tradenames	-	1,272,000
Intangible assets - Customer Relationships	-	1,464,000
Fixed assets - net	247,038	247,038
Right-of-use assets	609,511	609,511
Other assets	13,268	13,268

Liabilities
Account payables	(562,778)	(562,778)
Accrued liabilities	(653,289)	(653,289)
Operating lease liabilities	(609,511)	(609,511)

Net assets	1,008,716	3,744,716

Goodwill	3,491,284	972,272

Total Purchase Price	$4,500,000	$4,716,988

The following table compares the results of Avail as part of Company’s financial results for the three months ended September 30, 2022, and the Company’s results of operations as if they were combined for the three months ended September 30, 2021:

	Consolidated Statement of
	Income	Proforma Combined
	For the Three Months Ended	For the Three Months Ended
	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)

Revenue	$45,197,686	$40,057,210
Income from continuing operations	$3,381,770	$3,496,441
Net income	$3,317,709	$3,432,380
Basic net income per common share	$0.12	$0.13
Diluted net income per common share	$0.12	$0.13

The following table compares the results of Avail as part of the Company’s financial results for the nine months ended September 30, 2022, and the Company’s results of operations as if they were combined for the nine months ended September 30, 2021:

	Consolidated Statement of
	Income	Proforma Combined
	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)

Revenue	$135,252,502	$102,710,504
Income from continuing operations	$9,957,397	$8,424,665
Net income	$9,812,792	$8,280,060
Basic net income per common share	$0.36	$0.31
Diluted net income per common share	$0.36	$0.31

NOTE 6 — GOODWILL

The changes in goodwill is as follows:

	September 30,	December 31,
	2022	2021

Opening balance	$6,140,465	$1,367,109
Additions/(Reductions) (1)	(2,519,012)	4,773,356
Goodwill	$3,621,453	$6,140,465

(1) Additions ending December 31, 2021 totaling $4,773,356 is a combination of the CExchange Transaction on June 9, 2021 of $1,282,072 and the Avail Transaction’s preliminary purchase price allocation on October 29, 2021, of $3,491,284. The reduction in goodwill of $2,519,012 for the nine months ending September 30, 2022, is a combination of an additional cash payment made on May 31, 2022 of $216,988, which increased goodwill for the Avail Transaction, offset by the effect of the third party valuation report identifying $2,736,000 of intangible assets that were not initially included in the fair value of Avail’s net assets, reducing goodwill and increasing intangible assets.

NOTE 7 — PROPERTY AND EQUIPMENT

 Property and equipment consist of the following:

	September 30,	December 31,
	2022	2021
DGSE
Land	$1,640,220	$1,640,220
Building and improvements	2,781,904	2,764,529
Leasehold improvements	1,450,695	1,450,695
Machinery and equipment	1,078,595	1,056,315
Furniture and fixtures	603,944	526,250
Vehicles	22,859	22,859
	7,578,217	7,460,868
Less: accumulated depreciation	(2,578,405)	(2,343,923)

Sub-Total	4,999,812	5,116,945

ECHG
Building and improvements	151,647	135,491
Machinery and equipment	1,152,154	1,109,306
Furniture and fixtures	145,950	145,950
	1,449,751	1,390,747
Less: accumulated depreciation	(442,793)	(212,147)

Sub-Total	1,006,958	1,178,600

Envela
Land	1,106,664	1,106,664
Building and improvements	2,502,216	2,456,324
Machinery and equipment	28,627	23,676

	3,637,507	3,586,664
Less: accumulated depreciation	(130,895)	(76,021)

Sub-Total	3,506,612	3,510,643

	$9,513,382	$9,806,188

NOTE 8 — INTANGIBLE ASSETS

 Intangible assets consist of the following:

	September 30,	December 31,
	2022	2021
DGSE
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(319,002)	(269,502)

Subtotal	52,350	101,850

ECHG
Trademarks (1)	1,483,000	1,483,000
Customer Contracts (1)	1,873,000	1,873,000
Trademarks/Tradenames (2)	114,000	114,000
Customer Relationships (2)	345,000	345,000
Trademarks/Tradenames (3)	1,272,000	-
Customer Relationships (3)	1,464,000	-

	6,551,000	3,815,000
Less: accumulated amortization	(1,429,530)	(892,605)

Subtotal	5,121,470	2,922,395

Envela
Software development	15,300	-

Less: accumulated amortization	-	-

	$5,189,120	$3,024,245

(1) Intangibles relate to the Echo Transaction on May 20, 2019.

(2) Intangibles relate to the CExchange Transaction on June 9, 2021.

(3) Intangibles relate to the Avail Transaction on October 29, 2021

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2022:

	DGSE	ECHG	Envela	Total

2022 (excluding the nine months ending September 30, 2022)	$16,500	$163,775	$-	$180,275
2023	30,350	655,100	3,060	$688,510
2024	5,500	655,100	3,060	$663,660
2025	-	655,100	3,060	$658,160
2026	-	655,100	3,060	$658,160
Thereafter	-	2,337,295	3,060	$2,340,355
	$52,350	$5,121,470	$15,300	$5,189,120

 NOTE 9— ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
DGSE
Accrued interest	$11,266	$12,627
Payroll	67,706	131,325
Property taxes	179,885	88,046
Sales tax	63,229	150,070
Other administrative expenss	424	-

Subtotal	322,510	382,068

ECHG
Accrued interest	7,788	14,547
Payroll	162,592	334,431
Unvouchered payables - inventory	619,018	461,481
Material & shipping costs (COGS)	206,200	78,647
Other accrued expenses	35,761	51,506

Subtotal	1,031,359	940,612

Envela
Accrued interest	7,375	8,355
Payroll	12,589	25,175
Professional fees	188,628	220,101
Property Tax	65,100	84,920
Other administrative expenses	11,961	18,453
State income tax	121,287	109,682

Subtotal	406,940	466,686

	$1,760,809	$1,789,366

NOTE 10 — SEGMENT INFORMATION

We determine our business segments based upon an internal reporting structure. Our financial performance is based on the following two segments: DGSE and ECHG.

The DGSE segment includes Dallas Gold & Silver Exchange, which has six retail stores in the Dallas/Fort Worth Metroplex, and Charleston Gold & Diamond Exchange, which has one retail store in Mt. Pleasant, South Carolina. The DGSE segment also includes the Bullion Express brand and the bullion-trading operation, which operates out of the DGSE stores.

The ECHG segment includes Echo, ITAD USA, Teladvance, CEX and Avail. These five companies are involved in recycling and reuse of electronic components.

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

The following separates DGSE’s and ECHG’s financial results of operations for the three months ended September 30, 2022 and 2021:

	For The Three Months Ended September 30,
	2022			2021
	DGSE	ECHG	Consolidated	DGSE	ECHG	Consolidated

Revenue:
Sales	$30,427,254	$14,770,432	$45,197,686	$25,482,379	$12,198,390	$37,680,769
Cost of goods sold	26,677,891	6,664,138	33,342,029	22,422,881	7,147,772	29,570,653

Gross margin	3,749,363	8,106,294	11,855,657	3,059,498	5,050,618	8,110,116

Expenses:
Selling, general and administrative expenses	2,369,588	5,384,114	7,753,702	1,772,034	3,458,439	5,230,473
Depreciation and amortization	103,022	431,942	534,964	98,787	117,389	216,176

Total operating expenses	2,472,610	5,816,056	8,288,666	1,870,821	3,575,828	5,446,649

Operating income	1,276,753	2,290,238	3,566,991	1,188,677	1,474,790	2,663,467
Interest expense	60,619	59,338	119,957	79,563	109,290	188,853
Other income (expense):
Gain on forgiveness of Federal Loan	-	-	-	675,210	992,990	1,668,200
Write-off of notes receivable and accrued interest receivable	-	-	-	-	(949,174)	(949,174)
Other income (expense), net	5,957	(71,221)	(65,264)	(37,823)	(22,961)	(60,784)

Income before income taxes	1,222,091	2,159,679	3,381,770	1,746,501	1,386,355	3,132,856

Income tax expense	20,243	43,818	64,061	10,288	16,167	26,455

Net income	$1,201,848	$2,115,861	$3,317,709	$1,736,213	$1,370,188	$3,106,401

The following separates DGSE’s and ECHG’s financial results of operations for the nine months ended September 30, 2022 and 2021:

	For The Nine Months Ended September 30,
	2022			2021
	DGSE	ECHG	Consolidated	DGSE	ECHG	Consolidated

Revenue:
Sales	$96,549,253	$38,703,249	$135,252,502	$67,409,204	$29,486,012	$96,895,216
Cost of goods sold	84,387,844	17,819,967	102,207,811	58,445,075	16,907,871	75,352,946

Gross profit	12,161,409	20,883,282	33,044,691	8,964,129	12,578,141	21,542,270

Expenses:
Selling, general and administrative expenses	6,702,031	14,695,329	21,397,360	5,444,366	8,770,561	14,214,927
Depreciation and amortization	311,419	795,008	1,106,427	293,044	344,263	637,307

Total opeating expenses	7,013,450	15,490,337	22,503,787	5,737,410	9,114,824	14,852,234

Operating income	5,147,959	5,392,945	10,540,904	3,226,719	3,463,317	6,690,036
Interest expense	183,523	180,715	364,238	216,740	328,839	545,579
Other income (expense):
Gain on forgiveness of Federal Loan	-	-	-	675,210	992,990	1,668,200
Write-off of notes receivable and accrued interest receivable	-	-	-	-	(949,174)	(949,174)
Other income (expense), net	(71,053)	(148,216)	(219,269)	193,368	300,844	494,212

Income before income taxes	4,893,383	5,064,014	9,957,397	3,878,557	3,479,138	7,357,695

Income tax expense	48,811	95,794	144,605	38,178	51,732	89,910

Net income	$4,844,572	$4,968,220	$9,812,792	$3,840,379	$3,427,406	$7,267,785

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

The following disaggregation of total revenue is listed by sales category and segment for the three months ended September 30, 2022 and 2021:

CONSOLIDATED	Three Months Ended September 30,
	2022			2021
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$28,172,732	$3,251,153	11.5%	$23,407,095	$2,645,445	11.3%
Recycled	2,254,522	498,210	22.1%	2,075,284	414,053	20.0%

Subtotal	30,427,254	3,749,363	12.3%	25,482,379	3,059,498	12.0%

ECHG
Resale	11,518,168	6,465,386	56.1%	8,288,951	3,450,652	41.6%
Recycled	3,252,264	1,640,908	50.5%	3,909,439	1,599,966	40.9%

Subtotal	14,770,432	8,106,294	54.9%	12,198,390	5,050,618	41.4%

	$45,197,686	$11,855,657	26.2%	$37,680,769	$8,110,116	21.5%

The following disaggregation of total revenue is listed by sales category and segment for the nine months ended September 30, 2022 and 2021:

CONSOLIDATED	Nine Months Ended September 30,
	2022			2021
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$90,014,891	$10,713,959	11.9%	$61,621,574	$7,781,229	12.6%
Recycled	6,534,362	1,447,450	22.2%	5,787,630	1,182,900	20.4%

Subtotal	96,549,253	12,161,409	12.6%	67,409,204	8,964,129	13.3%

ECHG
Resale	30,200,026	16,606,161	55.0%	21,625,853	9,082,521	42.0%
Recycled	8,503,223	4,277,121	50.3%	7,860,159	3,495,620	44.5%

Subtotal	38,703,249	20,883,282	54.0%	29,486,012	12,578,141	42.7%

	$135,252,502	$33,044,691	24.4%	$96,895,216	$21,542,270	22.2%

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

We have a return policy (money-back guarantee). The policy covers retail transactions involving jewelry, graded rare coins and currency only. Customers may return jewelry, graded rare coins and currency purchased within 30 days of the receipt of the items for a full refund as long as the items are returned in exactly the same condition as they were delivered. In the case of jewelry, graded rare coins and currency sales on account, customers may cancel the sale within 30 days of making a commitment to purchase the items. The receipt of a deposit and a signed purchase order evidences the commitment. Any customer may return a jewelry item or graded rare coins and currency if they can demonstrate that the item is not authentic, or there was an error in the description of a graded coin or currency piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues and cost of sales, and returning the merchandise to inventory. We have established an allowance for estimated returns related to sales based on historical returns and reduced our reported revenues and cost of sales accordingly. Our return allowance as of September 30, 2022 and December 31, 2021 remained the same for both periods, at approximately $28,000.

ECHG has several revenue streams and recognize revenue according to ASC 606 at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to the customer. The revenue streams are as follows.

•	Outright sales are recorded when product is shipped. Once the price is established and the terms are agreed to and the product is shipped, the revenue is recognized. Echo and ITAD USA (collectively, the “Echo Entities”) have fulfilled their performance obligation with an agreed upon transaction price, payment terms and shipping the product.

•	Echo recognizes refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring the control of the promised goods that are identified in the customer contract. Ninety percent (90%) of our refining revenue is generated from one refining partner that has an international refining facility. This refining partner pays us sixty percent (60%) of our Invoice within five working days upon the receipt of the Ocean Bill of Lading issued by the Ocean Carrier. Refining revenue from an invoice is recognized in full when our performance obligation is satisfied when the inventory arrives at the destination. Under the guidance of ASC 606, an estimate of the variable consideration that we expect to be entitled is included in the transaction price stated at the current precious metal spot price and weight of the precious metal. An adjustment to revenue is made in the period once the underlying weight and any precious metal spot price movement is resolved, which is usually around six weeks. Any adjustment from the resolution of the underlying uncertainty is netted with the remaining forty percent (40%) due from the original contract.

•	Hard drive sales by the Echo Entities are limited to customers who are required to prepay shipments. Once the commodity price is established and agreed upon by both parties, customers send payment in advance. The Company releases the shipment on the same day when payment receipt is confirmed, and revenue is recognized on day of shipment. If payment is received on the last day of the month and shipment goes out the following day the payment received is deferred revenue and recognized the following month when the shipment is made.

•	Echolso provides recycling services according to a Scope of Work where services are recognized when promised services are rendered. We conduct recycling services at our Echo facility or at a client’s facility. The Scope of Work will determine the charges and whether it is completed on campus or off campus. Payment terms are also dictated in the Scope of Work.

Accounts Receivable: We record trade receivables when revenue is recognized. When appropriate, we will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging. The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. DGSE had no allowance for doubtful accounts balance as of September 30, 2022 and December 31, 2021. Some of ECHG’s customers are on payment terms, and although low risk, occasionally the need arises to record an allowance for receivables that are deemed high risk to collect. We established an allowance for estimated uncollectable receivables related to sales based on historical collections. Our allowance as of September 30, 2022 and December 31, 2021 was $75,000 and $1,582, respectively.

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

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized. Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. We do not believe we have not taken a tax position that, if successfully challenged, would have a material effect on the financial statements or the effective tax rate for the three and nine months ended September 30, 2022 and 2021.

NOTE 12 — LEASES

In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842 requires us to use the interest rate that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment at the time of the lease signing. If we cannot readily determine the discount rate implicit in lease agreements, we utilize our incremental borrowing rate.

The Company has seven operating leases as of September 30, 2022—five in the Dallas/Fort Worth Metroplex, one in Mt. Pleasant, South Carolina and one in Chandler, Arizona. The lease for DGSE’s flagship store located at 13022 Preston Road, Dallas, Texas expires on January 31, 2027, with an option to extend the lease for an additional five years, at the prevailing market rate for comparable space in comparable buildings in the vicinity. The lease for DGSE’s Grand Prairie, Texas location was renewed starting July 1, 2022, expiring June 30, 2027, with an option to extend the lease for an additional five years. The lease for DGSE’s Mt. Pleasant, South Carolina location expires April 30, 2025, with no additional renewal options. The lease for DGSE’s Euless, Texas location expires June 30, 2025, with an option to extend the lease for an additional five years. The lease for ECHG’s Echo location on W. Belt Line Road, in Carrollton, Texas, expires January 31, 2026. The lease for ECHG’s Teladvance location, which also houses ITAD USA, on Realty Road in Carrollton, Texas expires January 31, 2027. The lease for ECHG’s Avail location in Chandler, Arizona expires May 31, 2025. All of the Company’s seven leases as of September 30, 2022 are triple net, for which it pays its proportionate share of common area maintenance, property taxes and property insurance. Leasing costs for the three months ended September 30, 2022 and 2021 was $655,669 and $620,829 respectively. Leasing costs for the nine months ended September 30, 2022 and 2021 was $1,938,392 and $1,516,262, respectively, comprised of a combination of minimum lease payments and variable lease costs.

As of September 30, 2022, assuming none of the extension options are exercised the weighted average remaining lease term and weighted average discount rate for operating leases was 2.5 years and 4.4%, respectively. The remaining lease term and discount rate are being averaged compared to the total leases. For the three months ended September 30, 2022 and 2021, the Company’s cash paid for operating lease liabilities was $654,471 and $619,584, respectively. For the nine months ended September 30, 2022 and 2021, the Company’s cash paid for operating lease liabilities was $1,934,791 and $1,496,524, respectively.

Future annual minimum lease payments as of September 30, 2022:

Operating
Leases
DGSE
2022 (excluding the nine months ending September 30, 2022)	$134,498
2023	541,984
2024	552,414
2025	412,269
2026 and thereafter	405,114

Total minimum lease payments	2,046,279
Less imputed interest	(167,168)

DGSE Sub-Total	1,879,111

ECHG
2022 (excluding the nine months ending September 30, 2022)	330,753
2023	1,357,381
2024	1,396,129
2025	1,321,297
2026 and thereafter	507,780

Total minimum lease payments	4,913,340
Less imputed interest	(335,519)

ECHG Sub-Total	4,577,821

Total	6,456,932

Current portion	1,658,990

$4,797,942

NOTE 13 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted weighted average common shares for the three months ended September 30, 2022 and 2021 is as follows:

	For the Three Months Ended
	September 30,
	2022	2021

Basic weighted average shares	26,924,631	26,924,631
Effect of potential dilutive securities	15,000	15,000
Diluted weighted average shares	26,939,631	26,939,631

A reconciliation of basic and diluted weighted average common shares for the nine months ended September 30, 2022 and 2021 is as follows:

	For the Nine Months Ended
	September 30,
	2022	2021

Basic weighted average shares	26,924,631	26,924,631
Effect of potential dilutive securities	15,000	15,000
Diluted weighted average shares	26,939,631	26,939,631

For the three and nine months ended September 30, 2022 and 2021, there were 15,000 common stock options outstanding and unexercised and no warrants or and Restricted Stock Units (RSUs) outstanding and unexercised.

NOTE 14 — LONG-TERM DEBT

Long-term debt consists of the following:

	Outstanding Balance
	September 30,	December 31,	Current
	2022	2021	Interest Rate	Maturity
DGSE
Note payable, Farmers Bank (1)	$2,694,427	$2,770,729	3.10%	November 15, 2026
Note payable, Truist Bank (2)	883,231	909,073	3.65%	July 9, 2030
Note payable, Texas Bank & Trust (3)	460,717	474,009	3.75%	September 14, 2025
Note payable, Texas Bank & Trust (4)	1,706,637	1,752,446	3.75%	July 30, 2031

DGSE Sub-Total	5,745,012	5,906,257

ECHG
Note payable, Farmers Bank (1)	6,113,338	6,286,459	3.10%	November 15, 2026
Line of Credit (5)	-	1,700,000	3.10%	November 15, 2024
Avail Transaction note payable (6)	1,666,667	2,000,000	0.00%	April 1, 2025

ECHG Sub-Total	7,780,005	9,986,459

Envela
Note payable, Texas Bank & Trust (7)	2,760,766	2,843,415	3.25%	November 4, 2025

Sub-Total	16,285,783	18,736,131

Current portion	1,246,083	2,765,794

	$15,039,700	$15,970,337

(1) On May 20, 2019, in connection with the Echo Transaction, the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Company’s Board of Directors (the “Board”). ECHG executed a five-year, $6,925,979 note for the Echo Transaction, amortized over 20 years at a 6% annual interest rate. The interest and principal payment due monthly was $49,646. DGSE executed a five-year, $3,074,021 note to pay off the accounts payable – related party balance to a former Related Party as of May 20, 2019. That promissory note was also amortized over 20 years at a 6% annual interest rate. The interest and principal payment due monthly on the note for DGSE was $22,203. On November 23, 2021, the ECHG and DGSE notes, with remaining principal balances of $6,309,962 and $2,781,087, respectively, were refinanced by Farmers State Bank of Oakley, Kansas with annual interest rates of 3.1%. (the “FSB ECHG Loan” and “FSB DGSE Loan”, respectively). The FSB ECHG Loan and FSB DGSE Loan have monthly interest and principal payments of $35,292 and $15,555, respectively.

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

(6) On October 29, 2021, ECHG entered into the Avail Transaction to purchase all of the assets, liabilities and rights and interests of Avail for $4,500,000. The purchase was facilitated by an initial payment of $2,500,000 at closing, and the remaining $2,000,000 represented by the Avail Installment Note to be paid out by 12 quarterly payments starting April 1, 2022, of $166,667 each. The Avail Installment Note for the Avail Transaction does not bear interest but the purchase price imputed at an annual 3.1% interest.

(7) On November 4, 2020, 1901 Gateway Holdings, LLC, a wholly owned subsidiary of the Company, closed on the purchase of an office building located at 1901 Gateway Drive, Irving, Texas for $3.521 million. The building was partially financed through a $2,960,000, 5-year loan (the “TB&T Irving Loan”), bearing an annual interest rate of 3.25%, amortized over 20 years, payable to Texas Bank and Trust. The note has monthly interest and principal payments of $16,792.

Future scheduled principal payments of our notes payable and notes payable, related party, as of September 30, 2022 are as follows:

Note payable, Farmers State Bank - DGSE

Year Ending December 31,	Amount

2022 (excluding the nine months ended September 30, 2022)	$25,908
2023	105,428
2024	108,743
2025	112,162
2026	2,342,186
Subtotal	$2,694,427

Note payable, Truist Bank - DGSE

Year Ending December 31,	Amount

2022 (excluding the nine months ended September 30, 2022)	$8,813
2023	35,988
2024	37,342
2025	38,748
2026	40,206
Thereafter	722,134
Subtotal	$883,231

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2022 (excluding the nine months ended September 30, 2022)	$4,531
2023	18,503
2024	19,209
2025	418,474
Subtotal	$460,717

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2022 (excluding the nine months ended September 30, 2022)	$17,595
2023	72,291
2024	74,676
2025	77,139
2026	79,432
Thereafter	1,385,504
Subtotal	$1,706,637

Note payable, Farmers Bank - ECHG

Year Ending December 31,	Amount

2022 (excluding the nine months ended September 30, 2022)	$58,779
2023	239,204
2024	246,725
2025	254,484
2026	5,314,146
Subtotal	$6,113,338

Note payable - Avail Transaction

Year Ending December 31,	Amount

2022 (excluding the nine months ended September 30, 2022)	$166,667
2023	666,668
2024	666,668
2025	166,664
Subtotal	$1,666,667

Note payable, Texas Bank & Trust - Envela

Year Ending December 31,	Amount

2022 (excluding the nine months ended September 30, 2022)	$27,589
2023	112,670
2024	116,459
2025	2,504,048
Subtotal	$2,760,766
$16,285,783

Future scheduled aggregate amount of principal payments and maturities of our notes payable as of September 30, 2022 are as follows:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year:	Payments	Maturities	Total
2022 (excluding the nine months ended September 30, 2022)	$309,882	$-	$309,882
2023	1,250,752	-	1,250,752
2024	1,269,822	-	1,269,822
2025	595,237	2,976,482	3,571,719
2026	434,080	7,341,890	7,775,970
2027 and Thereafter	560,656	1,546,982	2,107,638
Total	$4,420,429	$11,865,354	$16,285,783

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

There was no stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021.

NOTE 16 — RELATED PARTY TRANSACTIONS

The Company has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (each such person a “Related Party”). Under this policy, all Related Party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with the Company’s best interests and the best interests of its stockholders. Among other factors, the Company’s Board considers the size and duration of the transaction, the nature and interest of the of the Related Party in the transaction, whether the transaction may involve a conflict of interest, and if the transaction is on terms that are at least as favorable to the Company as would be available in a comparable transaction with an unaffiliated third party. The Company’s Board reviews all Related Party transactions at least annually to determine if it is in the best interest of the Company and the Company’s stockholders to continue, modify, or terminate any of the Related Party transactions.

On May 20, 2019, in connection with the Echo Transaction, the Company entered into two loan agreements with John R. Loftus, the Company’s CEO, President and Chairman of the Board. ECHG executed a five-year, $6,925,979 note for the Echo Transaction, amortized over 20 years at a 6% annual interest rate. The interest and principal payment due monthly was $49,646. DGSE executed a five-year, $3,074,021 note to pay off the accounts payable – related party balance to a former Related Party as of May 20, 2019. That promissory note was also amortized over 20 years at a 6% annual interest rate. The interest and principal payment due monthly on the note for DGSE was $22,203. Both notes were being serviced by operational cash flow. On November 23, 2021, both notes were refinanced by Farmers State Bank of Oakley, Kansas through the FSB ECHG Loan and FSB DGSE Loan. For the three months ended September 30, 2022 and 2021, the Company paid Mr. Loftus $0 and $157,366, respectively, in interest on the Company’s notes payable, related party. For the nine months ended September 30, 2022 and 2021, the Company paid Mr. Loftus $0 and $442,719, respectively, in interest on the Company’s notes payable, related party.

 NOTE 17 — CONTINGENCIES

COVID-19 continues to adversely affect global economic business conditions, including but not limited to contributing to surging inflation and supply chain interruptions, which also continue to adversely affect global economic business conditions. Future sales on products like ours could decline or fluctuate due to increased or fluctuating commodities prices, particularly gold. The Federal Reserve has recently stated raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic, inflation levels and supply chain interruptions, as well as the economic effects of the foregoing, the ultimate impact is highly uncertain and subject to change. In addition, the economic effects of the foregoing are subject to, among other things, the effect of government responses on our operations.

The global tension caused by the conflict between Russia and Ukraine has upset the stability within the region of the former Soviet era block. This could lead to further volatility in global energy and other industries that could negatively impact our operations. The U.S. government has imposed sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls, which have impacted global supply chains. The impact of these measures, as well as other measures taken, as it concerns our operations is currently unknown.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2021 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Envela Overview

The Company operates through two recommerce business segments represented by its two direct subsidiaries. DGSE focuses on the recommercialization of luxury hard assets, and ECHG focuses on the recommercialization of business IT equipment and consumer electronic devices.

Through DGSE, the Company recommercializes luxury hard assets and operates the Dallas Gold and Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands. Through ECHG, the Company recommercializes business IT equipment and consumer electronic devices and operates Echo, ITAD USA, Teladvance, CEX and Avail. Echo focuses on end-of-life electronics recycling and sustainability, ITAD USA provides IT equipment disposition, including compliance and data sanitization services, and Teladvance, CEX and Avail operate as value-added resellers by providing offerings and services to companies looking either to upgrade capabilities or dispose of equipment. In addition to its operations through DGSE and ECHG, Envela also leases unused space at its Company headquarters in Irving, Texas to commercial tenants.

DGSE Business Overview

DGSE is headquartered in Dallas, Texas and focuses on sustainable, authenticated recommerce of luxury hard assets, including diamonds. Its retail strategy is anchored in being an information resource for clients, bringing transparency to purchase and sale transactions, and offering value and liquidity to those seeking to buy, sell or trade jewelry, fine watches, diamonds, rare coins and currency as well as other valuables. DGSE wholesales and retails these items through its Charleston Gold & Diamond Exchange and Dallas Gold & Silver Exchange operations. DGSE has specialized in buying and selling jewelry for almost 50 years, making our expert staff among the best in the business.

DGSE also maintains a number of related operations, on-site jewelry and watch repair and restoration at its Dallas flagship location, and design of custom bridal and fashion jewelry. In addition, DGSE has a precious-metal bullion-trading operation that buys and sells all forms of gold, silver, platinum and palladium products, including United States and other government-issue coins, private-mint medallions, art bars and trade unit bars.

For additional information regarding DGSE, see “Item 1. Business - Operating Segments - DGSE Segment.” in the Company’s 2021 Annual Report.

DGSE Recommerce Activities

We operate a sustainable marketplace for preowned luxury goods. We buy and sell coins, diamonds, jewelry, and related accessories and other merchandise. Our ability to offer quality pre-owned goods at prices significantly lower than original retail prices attracts value-conscious customers. DGSE depends on purchasing products and materials from secondary markets. We are reliant on our ability to obtain an adequate supply of products and material at prices or other terms acceptable to us. The gross profit on sales of inventory depends primarily on our assessment of the purchase value at the time the property is purchased and our ability to sell that merchandise in a timely manner.

DGSE Precious Metals Pricing and Business Impact

We are exposed to various market risks. Market risk is the potential loss arising from the adverse changes in market prices and rates. The nature of DGSE’s operations results in exposure to fluctuations in commodity prices, specifically diamonds, platinum, gold and silver. We do not currently use derivatives to hedge these risks.

As a significant portion of our inventory and sales involve gold and jewelry, our results can be influenced by the market price of gold and diamonds. Our retail sales and gross margin could be materially impacted if prices of diamonds, platinum, gold, or silver rise so significantly that our consumers’ behavior changes or if price increases cannot be passed onto our customers.

Because DGSE buys and resells precious metals, it is impacted by fluctuations and changes in precious-metal pricing which rises and falls based upon global supply and demand dynamics, with the greatest impact on us relating to gold as it represents a significant portion of the precious-metal in which we trade. Such fluctuations, particularly with respect to gold, which accounts for a majority of DGSE’s merchandise costs, can have a significant impact on its earnings and cash availability.

We continue to monitor additional potential impacts of COVID-19 and other macroeconomic factors on our business, such as inflation and the conflict in Ukraine. Uncertainties exist that could continue to impact our operations or cash flows in the future, such as potential resurgence of COVID-19, further pricing and inflationary environmental changes (including, but not limited to, labor, materials, and advertising costs). The Company’s ability to recruit and retain qualified team members, organized retail crime, or the consumers’ ability to spend on discretionary categories.

DGSE Growth and Expansion

Our continued strategy will be to expand the number of locations we operate through opening new (“de novo”) locations in both current markets of Dallas/Fort Worth, Texas and Mt. Pleasant, South Carolina and potential new markets. Our ability to add new stores is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel. We see opportunity for further expansion through de novo openings in the United States. The Company expects capital expenditures over the next twelve months including the potential purchase of additional properties by DGSE.

ECHG Business Overview

ECHG owns and operates Echo, ITAD USA, Teladvance, CEX and Avail, through which it primarily buys and resells or recycles consumer electronic components and IT equipment. Echo focuses on end-of-life electronics recycling and also offers disposal transportation and product tracking, ITAD USA provides IT equipment disposition including compliance and data sanitization services and Teladvance, CEX and Avail operates as value-added resellers by providing offerings and services to companies looking to either upgrade capabilities or dispose of equipment. In addition, as a result of the CExchange Transaction, Teladvance offers its customers the ability to further offer their customers the ability to upgrade their old phones through a trade-in program supported by Teladvance. Like DGSE, ECHG also maintains relationships with refiners for which it sells extracted valuable materials from electronics and IT equipment deemed unsuitable for retail or wholesale customers.

ECHG Recommerce Activities

A portion of ECHG’s business depends on obtaining products and material from secondary markets and is reliant on its ability to obtain an adequate supply of products and material at prices and other items acceptable to it. Although we believe that the long-term prospects for the industry remain bright, but because we do not have unlimited backlogs, our business can be promptly affected by short-term market fluctuations and supply limitations.

ECHG Metals Pricing and Business Impact

ECHG’s recycling business is affected by precious and other non-ferrous metal prices, which fluctuate based upon global supply-and-demand dynamics, among other things, with the greatest impact relating to gold. Recent fluctuations in gold prices are discussed above. As discussed below, ECHG has seen a recent decrease of recycled items, which we believe is primarily due to the supply chain problems downstream with our customers.

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

For additional information regarding ECHG, see “Item 1. Business—Operating Segments—ECHG Segment.” in the Company’s 2021 Annual Report.

COVID-19 and Economic Conditions

The COVID-19 pandemic continues to affect the U.S. and global economies, and as disclosed in our 2021 Annual Report, the COVID-19 pandemic also affected our business in a variety of ways beginning in the second quarter of fiscal 2020, continuing through fiscal 2021 and fiscal 2022.

The COVID-19 pandemic, surging inflation, supply chain disruptions and the war in Ukraine have affected the recommerce business in unpredictable ways. There have been fewer customers raising money by selling items. For more information, see Note 17 to our interim condensed consolidated financial statements.

The full extent and duration of the impact of the COVID-19 pandemic, surging inflation, supply chain disruptions and the war in Ukraine on the global economy generally, and on our business specifically, is currently unknown. A prolonged pandemic and recovery may have an adverse effect on our results of operations, financial position and liquidity in future periods.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies, see “Note 1 – Accounting Policies and Nature of Operations” in the Company’s 2021 Annual Report.

Results of Operations

General

The following disaggregation of total revenue is listed by sales category and segment for the three months ended September 30, 2022 and 2021:

CONSOLIDATED	Three Months Ended September 30,
	2022			2021
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$28,172,732	$3,251,153	11.5%	$23,407,095	$2,645,445	11.3%
Recycled	2,254,522	498,210	22.1%	2,075,284	414,053	20.0%

Subtotal	30,427,254	3,749,363	12.3%	25,482,379	3,059,498	12.0%

ECHG
Resale	11,518,168	6,465,386	56.1%	8,288,951	3,450,652	41.6%
Recycled	3,252,264	1,640,908	50.5%	3,909,439	1,599,966	40.9%

Subtotal	14,770,432	8,106,294	54.9%	12,198,390	5,050,618	41.4%

	$45,197,686	$11,855,657	26.2%	$37,680,769	$8,110,116	21.5%

The following disaggregation of total revenue is listed by sales category and segment for the nine months ended September 30, 2022 and 2021:

CONSOLIDATED	Nine Months Ended September 30,
	2022			2021
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$90,014,891	$10,713,959	11.9%	$61,621,574	$7,781,229	12.6%
Recycled	6,534,362	1,447,450	22.2%	5,787,630	1,182,900	20.4%

Subtotal	96,549,253	12,161,409	12.6%	67,409,204	8,964,129	13.3%

ECHG
Resale	30,200,026	16,606,161	55.0%	21,625,853	9,082,521	42.0%
Recycled	8,503,223	4,277,121	50.3%	7,860,159	3,495,620	44.5%

Subtotal	38,703,249	20,883,282	54.0%	29,486,012	12,578,141	42.7%

	$135,252,502	$33,044,691	24.4%	$96,895,216	$21,542,270	22.2%

Three Months Ended September 30, 2022 as compared to the Three Months Ended September 30, 2021

Revenue.  Revenue related to DGSE’s continuing operations increased by $4,944,875, or 19.4%, during the three months ended September 30, 2022, to $30,427,254, as compared to revenue of $25,482,379 during the same period in 2021. Resale revenue, such as bullion, jewelry, watches and rare coins, increased by $4,765,637, or 20.4%, during the three months ended September 30, 2022, to $28,172,732 as compared to resale revenue of $23,407,095 during the same period in 2021. Recycled-material sales increased by $179,238, 8.6% to $2,254,522 for the three months ended September 30, 2022, as compared to recycled-material sales of $2,075,284, for the three months ended September 30, 2021. Resale revenue for the DGSE segment increased for the three months ended September 30, 2022, when compared to the same periods in the previous fiscal year. The increases in net sales were primarily due to year-over-year growth in store count, as well as increases in comparable store sales. Recycle revenue increased slightly for the three months ended September 30, 2022, when compared to the same periods in the previous fiscal year, which was primarily due to year-over-year growth in store count.

Revenue related to ECHG’s continuing operations for the three months ended September 30, 2022 increased by $2,572,042, or 21.1%, to $14,770,432, as compared to revenue of $12,198,390 during the same period in 2021. Resale revenue increased by $3,229,217, or 39.0%, to $11,518,168, for the three months ended September 30, 2022, as compared to revenue of $8,288,951 during the three months ended September 30, 2021. Recycled sales decreased by $657,175, or 16.8%, to $3,252,264 for the three months ended September 30, 2022, as compared to recycled sales of $3,909,439 for the three months ended September 30, 2021. Revenue increased for resale items for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was mainly due to the increased revenue from the Avail Transaction on October 29, 2021. The decrease of recycled items for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to a shifting of product mix.

The Company has had no layoffs to-date or terminations due to the COVID-19 pandemic, and we continue to exercise caution concerning any variants of COVID-19 that may arise. We believe the Company continues to operate at full strength and intend to take measures to keep our employees safe where possible.

Gross Profit.  Gross profit related to DGSE’s operations for the three months ended September 30, 2022, increased by $689,865, or 22.5%, to $3,749,363 as compared to gross profit of $3,059,498 during the same period in 2021. Resale gross profit increased by $605,708, or 22.9%, to $3,251,153 for the three month ended September 30, 2022, as compared to resale gross profit of $2,645,445 during the three months ended September 30, 2021. Recycled gross profit increased by $84,157, or 20.3%, to $498,210 for the three months ended September 30, 2022, as compared to recycled gross profit of $414,053 during the three months ended September 30, 2021. The increase in resale and recycled gross profit for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 was primarily due to an increase in store traffic compared to the same period last year.

Gross profit related to ECHG for the three months ended September 30, 2022 increased by $3,055,676, or 60.5%, to $8,106,294 as compared to gross profit of $5,050,618 during the same period in 2021. Gross profit for resale revenue for the three months ended September 30, 2022 increased by $3,014,734, or 87.4%, to $6,465,386, as compared to gross profit for resale revenue $3,450,652 during the same period in 2021. Gross profit for recycled sales for the three months ended September 30, 2022 increased $40,942, or 2.6%, to $1,640,908, as compared to gross profit for recycled sales of $1,599,966, during the same period in 2021. The gross profit increase for the resale and recycled items for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 primarily benefiting from the higher volumes and an improved product mix with higher pricing power.

Selling, General and Administrative Expenses.  For the three months ended September 30, 2022, SG&A expenses for DGSE increased by $597,554, or 33.7%, to $2,369,588, as compared to SG&A expenses of $1,772,034 during the same period in 2021. The increase in SG&A expenses was driven primarily by increased corporate overhead expenses, mostly related to future growth opportunities, and investments in our technology infrastructure as we continue to invest in our business. Additionally, due to higher advertising expenses and an increase in salary expense for our retail employees due to the growth in our store count.

For the three months ended September 30, 2022, SG&A expenses for ECHG increased by $1,925,675 or 55.7%, to $5,384,114, as compared to SG&A expenses of $3,458,439 during the same period in 2021. The growth in SG&A was primarily due to the Avail Recovery Solutions acquisition.

Depreciation and Amortization. For the three months ended September 30, 2022, depreciation and amortization expense for DGSE was $103,022, as compared to an expense of $98,787 for the same period in 2021, an increase of $4,235, or 4.3%. The increase of $4,235 from the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is primarily due to the depreciation of the new retail building located in Frisco, Texas.

For the three months ended September 30, 2022, depreciation and amortization expense for ECHG was $431,942 as compared to an expense of $117,389 for the same period in 2021, an increase of $314,553, or 268%. The increase of $314,553 for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, is primarily due to catch-up amortization expense of intangible assets just identified this quarter from the Avail Transaction of October 29, 2021, resulting in additional amortization of $250,800, plus additional amortization of intangible assets and depreciation of assets from the CExchange Transaction.

Interest Expense. For the three months ended September 30, 2022, interest expense for DGSE was $60,619, a decrease of $18,944, or 23.8%, as compared to interest expense of $79,563 during the same period in 2021. The decrease was primarily the combination of an increase from the new loan for the retail building located in Frisco, Texas, offset by a decrease from refinancing the related party loan by Farmers State Bank of Oakley, Kansas on November 23, 2021 through the FSB DGSE Loan.

For the three months ended September 30, 2022, interest expense for ECHG was $59,338, a decrease of $49,952 or 45.7%, as compared to interest expense of $109,290 during the same period in 2021. The decrease was primarily the result of refinancing the related party loan by Farmers State Bank of Oakley, Kansas on November 23, 2021 through the FSB ECHG Loan.

Gain on Forgiveness of Federal Loan. For the three months ended September 30, 2022, other income, gain on forgiveness of Federal Loan (defined below) for DGSE was $0, a decrease of $675,210, as compared to other income, gain on forgiveness of Federal Loan of $675,210 during the same period in 2021. Envela previously applied for and received, on April 20, 2020, a federally backed loan of $1,668,200 with 1% interest (the “Federal Loan”), which was forgivable to the extent that certain criteria were met. The Small Business Administration, through Truist Bank (f/k/a BB&T), forgave the Federal Loan during the quarter ended September 30, 2021. DGSE’s portion of the forgiven loan was $675,210 for the quarter ended September 30, 2021.

For the three months ended September 30, 2022, other income, gain on forgiveness of Federal Loan for ECHG was $0, a decrease of $992,990, as compared to other income, gain on forgiveness of Federal Loan of $992,900 during the same period in 2021. The Small Business Administration, through Truist Bank (f/k/a BB&T), forgave the Federal Loan of $1,668,200 during the quarter ended September 30, 2021. ECHG’s portion of the forgiven loan was $992,990 for the quarter ended September 30, 2021

Write-off of Note Receivables and Accrued Interest Receivable. For the three months ended September 30, 2022, other expense, write-off of notes receivables for ECHG was $0, a decrease of $949,174, as compared to other expense, write-off of notes receivables and accrued interest receivable of $949,174 during the same period in 2021. The decrease was due to two notes receivables due from CExchange of $900,000 and the associated accrued interest receivable of $49,174 written-off during the quarter ended September 30, 2021.

Other Income/Expense.  For the three months ended September 30, 2022, other income for DGSE was $5,957, an increase in income of $43,780, as compared to other expense of $37,823 during the same period in 2021. The increase in income was primarily due to DGSE’s portion of corporate overhead expenses, mostly related to additional costs incurred to operate as a public company, for the three months ended September 30, 2022 as compared to the corporate expenses and rents received, netted for the three months ended September 30, 2021.

For the three months ended September 30, 2022, other expense for ECHG was $71,221, an increase in expenses of $48,260, as compared to other expense of $22,961 during the same period in 2021. The increase in expense was primarily due to ECHG’s portion of corporate overhead expenses, mostly related to additional costs incurred to operate as a public company, for the three months ended September 30, 2022 as compared to the corporate expenses and rents received, netted for the three months ended September 30, 2021.

Income Tax Expense. For the three months ended September 30, 2022, income tax expense was $64,061, an increase of $37,606, compared to income tax expense of $26,455 for the three months ended September 30, 2021. The effective income tax rate was 1.9% and 0.8% for the three months ended September 30, 2022 and September 30, 2021, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are mainly the result of state taxes, non-deductible expenses, non-taxable income and changes in the valuation allowance in relation to the deferred tax asset for net operating loss carryforwards.

Net Income. We recorded a net income of $3,317,709 for the three months ended September 30, 2022, as compared to a net income of $3,106,401 for the three months ended September 30, 2021, an increase in net income of $211,308, which is due primarily to an increase in gross profit of $3,745,541, a decrease in interest expense of $68,896, offset by an increase in SG&A expenses of $2,523,229, an increase in depreciation and amortization of 318,788 and a decrease in other income of $723,506.

Earnings Per Share. For the three months ended September 30, 2022, net income per basic and diluted shares attributable to holders of Common Stock was $0.12, as compared to $0.12 per basic and diluted shares attributable to holders of Common Stock for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 as compared to the Nine Months Ended September 30, 2021

Revenues.  Revenues related to DGSE’s operations increased by $29,140,049, or 43.2%, during the nine months ended September 30, 2022, to $96,549,253, as compared to revenue of $67,409,204 during the same period in 2021. Resale revenue, such as bullion, jewelry, watches and rare coins, increased by $28,393,317, to $90,014,891 for the nine months ended September 30, 2022, or 46.1%, compared to resale revenue of $61,621,574 during the nine months ended September 30, 2021. Recycled revenue increased by $746,732, or 12.9%, to $6,534,362 for the nine months ended September 30, 2022, as compared to recycled revenue of $5,787,630 during the nine months ended September 30, 2021. The increased resale and recycle revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to year-over-year growth in store count, as well as increases in comparable store sales.

Revenue related to ECHG’s operations for the nine months ended September 30, 2022 increased by $9,217,237, or 31.3%, to $38,703,249, as compared to revenue of $29,486,012 during the same period in 2021. Resale revenue increased by $8,574,173, or 39.6%, to $30,200,026, for the nine months ended September 30, 2022, as compared to resale revenue of $21,625,853 during the nine months ended September 30, 2021. Recycled revenue increased by $643,064, or 8.2%, to $8,503,223 for the nine months ended September 30, 2022, as compared to recycled revenue of $7,860,159 for the nine months ended September 30, 2021. Revenue increased for resale items for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to the Avail Transaction on October 29, 2021. The revenue increase from recycled items for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to the Avail Recovery Solutions acquisition and benefiting from the higher volumes and an improved product mix.

Gross Profit.  Gross profit related to DGSE’s operations for the nine months ended September 30, 2022, increased by $3,197,280, or 35.7%, to $12,161,409 as compared to gross profit of $8,964,129 during the same period in 2021. Resale gross profit increased by $2,932,730, or 37.7%, to $10,713,959 for the nine month ended September 30, 2022, as compared to resale gross profit of $7,781,229 during the nine months ended September 30, 2021. Recycled gross profit increased by $264,550, or 22.4% to $1,447,450 for the nine months ended September 30, 2022, as compared to recycled gross profit of $1,182,900 during the nine months ended September 30, 2021. The increase in resale and recycled gross profit was due primarily due to year-over-year growth in store count, as well as increases in comparable store sales.

Gross profit related to ECHG for the nine months ended September 30, 2022, increased by $8,305,141, or 66%, to $20,883,282 as compared to gross profit of $12,578,141 during the same period in 2021. Gross profit for resale revenue for the nine months ended September 30, 2022 increased by $7,523,640, or 82.8% to $16,606,161, as compared to gross profit for resale revenue of $9,082,521 during the same period in 2021. Gross profit for recycled sales for the nine months ended September 30, 2022, increased $781,501, or 22.4% to $4,277,121, as compared to gross profit for recycle sales of $3,495,620, during the same period in 2021. The gross profit increase for resale and recycle revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, is primarily due to increased sales and benefiting from an improved product mix with higher pricing power.

Selling, General and Administrative Expenses.  For the nine months ended September 30, 2022, DGSE’s SG&A expenses increased by $1,257,665, or 23.1%, to $6,702,031, as compared to SG&A expenses of $5,444,366 during the same period in 2021. The increase in SG&A expenses was driven primarily by increased corporate overhead expenses, mostly related to future growth opportunities, and investments in our technology infrastructure as we continue to invest in our business. Additionally, due to higher advertising expenses and an increase in salary expense for our retail employees due to the growth in our store count, compared to the same period last year.

For the nine months ended September 30, 2022, SG&A expenses for ECHG increased by $5,924,768, or 67.6%, to $14,695,329, as compared to SG&A expenses of $8,770,561 during the same period in 2021. The increase in SG&A expenses was primarily due to the added cost of the Avail and CExchange companies during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Depreciation and Amortization. For the nine months ended September 30, 2022, DGSE’s depreciation and amortization expense was $311,419, compared to an expense of $293,044 for the same period in 2021. The increase of $18,375, or 6.3% is primarily due to the depreciation of the new Frisco, Texas retail building placed into service during January of 2022.

For the nine months ended September 30, 2022, depreciation and amortization expense for ECHG was $795,008, as compared to an expense of $344,263 for the same period in 2021, an increase of $450,745, or 130.9%. The increase of $450,745 from the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, is primarily due to catch-up amortization expense of intangible assets just identified this quarter from the Avail Transaction of October 29, 2021, resulting in additional amortization of $250,800, plus additional amortization of intangible assets and depreciation of assets from the CExchange Transaction.

Interest Expense. For the nine months ended September 30, 2022, the interest expense for DGSE was $183,523, a decrease of $33,217, or 15.3%, compared to interest expense of $216,740 during the same period in 2021. The decrease was primarily the combination of an increase from the new loan for the retail building located in Frisco, Texas, offset by a decrease from refinancing the related party loan by Farmers State Bank of Oakley, Kansas on November 23, 2021 through the FSB DGSE Loan.

For the nine months ended September 30, 2022, interest expense for ECHG was $180,715, a decrease of $148,124 or 45%, compared to interest expense of $328,839 during the same period in 2021. The decrease was primarily the result of refinancing the related party loan by Farmers State Bank of Oakley, Kansas on November 23, 2021 through the FSB ECHG Loan.

Gain on Forgiveness of Federal Loan. For the nine months ended September 30, 2022, other income, gain on forgiveness of Federal Loan for DGSE was $0, a decrease of $675,210, as compared to other income, gain on forgiveness of Federal Loan of $675,210 during the same period in 2021. The Small Business Administration, through Truist Bank (f/k/a BB&T), forgave the Federal Loan of $1,668,200 during the quarter ended September 30, 2021. DGSE’s portion of the forgiven loan was $675,210 for the quarter ended September 30, 2021.

For the nine months ended September 30, 2022, other income, gain on forgiveness of Federal Loan for ECHG was $0, a decrease of $992,990, as compared to other income, gain on forgiveness of Federal Loan of $992,990 during the same period in 2021. The Small Business Administration, through Truist Bank (f/k/a BB&T), forgave the Federal Loan of $1,668,200 during the quarter ended September 30, 2021. ECHG’s portion of the forgiven loan was $992,990 for the quarter ended September 30, 2021

Write-off of Note Receivables and Accrued Interest Receivable. For the nine months ended September 30, 2022, other expense, write-off of notes receivables for ECHG was $0, a decrease of $949,174, as compared to other expense, write-off of notes receivables and accrued interest receivable of $949,174 during the same period in 2021. The decrease was due to two notes receivables due from CExchange of $900,000 and the associated accrued interest receivable of $49,174 written-off during the quarter ended September 30, 2021.

Other Income/Expense.  For the nine months ended September 30, 2022, other expense for DGSE was $71,053, an increase in expenses of $264,421, compared to other income of $193,368 during the same period in 2021. The increase in expense was primarily due to DGSE’s portion of corporate overhead expenses, mostly related to additional costs incurred to operate as a public company. Other income for the nine months ended September 30, 2021 only included the rental income from corporate tenants in the Company’s corporate building and therefore are not comparable. In subsequent quarters, the Company’s corporate overhead expenses and rental income are netted into other income/expense.

For the nine months ended September 30, 2022, other expense for ECHG was $148,216, an increase in expenses of $449,060, compared to other income of $193,368 during the same period in 2021. The increase in expense was primarily due to ECHG’s portion of corporate overhead expenses, mostly related to additional costs incurred to operate as a public company. Other income for the nine months ended September 30, 2021 only included the rental income from corporate tenants in the Company’s corporate building and therefore are not comparable. In subsequent quarters, the Company’s corporate overhead expenses and rental income are netted into other income/expense.

Income Tax Expense. For the nine months ended September 30, 2022, income tax expense was $144,605, an increase of $54,695, or 60.8%, as compared to income tax expense of $89,910 for the nine months ended September 30, 2021. The effective income tax rate was 1.5% and 1.2% for the nine months ended September 30, 2022 and 2021, respectively. Differences between our effective income tax rate and the U.S federal statutory rate are mainly the result of state taxes, non-deductible expenses, non-taxable income, changes in reserves for uncertain tax positions and unused net operating loss carryforwards.

Net Income. We recorded a net income of $9,812,792 for the nine months ended September 30, 2022, as compared to a net income of $7,267,785 for the nine months ended September 30, 2021, an increase in net income of $2,545,007, which is due primarily to an increase in gross profit of $11,502,421, a decrease in interest expense of $181,341, offset by an increase in SG&A expenses of $7,182,433, an increase in other expense of $1,432,507 and an increase in depreciation and amortization expense of $469,120.

Earnings Per Share. For the nine months ended September 30, 2022, the net income per basic and diluted shares attributable to common stockholders is $0.36, as compared to $0.27 per basic and diluted shares for the nine months ended September 30, 2021.

Liquidity and Capital Resources

During the nine months ended September 30, 2022, cash flows provided by operations totaled $7,725,140, and during the nine months ended September 30, 2021, cash flows provided by operations totaled $1,026,457, an increase of $6,698,683. Cash provided by operations for the nine months ended September 30, 2022 was driven largely by net income added to non-cash items of depreciation, amortization and bad debt of $10,992,637, an increase in accounts payable and accrued expenses of $1,924,658, a decrease in other assets of $311,422, offset by an increase in inventories of $4,014,627, an increase in prepaid expenses of $1,213,187, an increase in trade receivables of $97,994 and a decrease in customer deposits and other liabilities of $186,590. Cash provided by operations for the nine months ended September 30, 2021 was driven largely by net income added to non-cash items of depreciation, amortization, bad debt, gain on forgiveness of Federal Loan and write-off of note receivables and accrued interest receivable of $7,214,598, an increase in accounts payable and accrued expenses of $100,952 and an increase in customer deposits and other liabilities of $511,610, offset by the increase in trade receivables of $2,871,070, an increase in inventories of $2,647,432, an increase in prepaid expenses of $886,591 and the increase in other assets of $417,347.

During the nine months ended September 30, 2022 and 2021, cash flows used in investing activities totaled $444,185 and $3,351,141, respectively, a period-over-period decrease of $2,906,956. The use of cash in investing activities during the nine months ended September 30, 2022 was primarily due to the purchase of additional property and equipment of $227,197 and the additional cash payment, as part of the Avail Transaction of $216,988. The use of cash in investing activities during the nine months ended September 30, 2021 was primarily due to the increase in notes receivable of $300,000 and the purchase of additional property and equipment of $3,064,277, offset by acquisition of CExchange’s assets and liabilities, net of cash acquired of $13,136.

During the nine months ended September 30, 2022, cash flows used in financing totaled $2,450,347 and during the nine months ended September 30, 2021, cash flows provided by financing totaled $1,429,828, a period-over-period increase of cash flows used in financing of $3,880,175. Cash used in financing during the nine months ended September 30, 2022 was primarily due from payments made against notes payable of $750,347 and payments made against the line of credit of $1,700,000. Cash provided by financing during the nine months ended September 30, 2021 was primarily due from proceeds from notes to purchase property of $1,772,000, offset by payments made against notes payable of $123,352 and payments made against notes payable, related party of $218,820.

We expect our capital expenditures to total approximately $1,500,000 during the next 12 months. These expenditures will be driven by the purchase of additional equipment and the purchase of potential properties by DGSE for retail locations and for build-out of those purchased properties. The Company has no capital expenditure commitments as of September 30, 2022.

Our primary source of liquidity and capital resources currently consist of cash generated from our operating results and current borrowings, including the Truist Lewisville Loan, the TB&T Grapevine Loan, the TB&T Irving Loan, the TB&T Frisco Loan, the FSB ECHG Loan and the FSB DGSE Loan, as well as the financing for the Avail Transaction through borrowings represented by the Avail Installment Note. For more information, see Note 14 to our interim condensed financial statements, which is incorporated into this item by reference. In addition, on November 23, 2021, the Company secured the FSB Facility, which is a thirty six month line of credit from Farmers State Bank of Oakley Kansas for up to $3,500,000. The FSB Facility has an annual interest rate of 3.1%. We maintain the FSB Facility to help fund cash shortfalls that we may have from time to time. We do not currently anticipate the need of those funds for operations and do not currently have any amounts drawn against the FSB Facility as of September 30, 2022.

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

The COVID-19 pandemic, surging inflation, supply chain interruptions and the war between Ukraine and Russia has adversely affected global economic business conditions. Future sales of products like ours have and may continue to decline or fluctuate due to increased or fluctuating commodities prices, particularly gold prices. Although we are continuing to monitor and assess the effects of the foregoing, the ultimate impact, including the impact on our liquidity and capital resources, is highly uncertain and subject to change. The duration of any such impact cannot be predicted, and the Company believes additional liquidity may be necessary to support ongoing operations during this period of uncertainty. For more information, see Note 17 to our interim condensed consolidated financial statements.

The Company leases certain of its facilities under operating leases. For more information on the minimum rental commitments under non-cancellable operating leases as of September 30, 2022, see Note 12 to our interim condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company’s business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flow. Management is not aware of any legal proceedings contemplated by government agencies of which the outcome is reasonable likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the Company’s 2021 Annual Report and the Company’s quarterly report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 11, 2022.

For additional information on contingencies, see Note 17 to our interim condensed consolidated financial statements.

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

ENVELA CORPORATION (Registrant)
Date: November 2, 2022	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2022		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)

