Form 10-K
period 2022-12-31
Envela Corp
filed 2023-03-16
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 001-11048

 _______________________

ENVELA CORPORATION

 _______________________

Nevada	88-0097334
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1901 GATEWAY DRIVE, STE 100. IRVING, TX 75038

(972) 587-4049

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $53.683 million based on the closing sale price as reported on the NYSE American. As of March 14, 2023, there were 26,924,631 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2023 Annual Meeting of, Shareholders which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

ENVELA CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2022

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company”, “Envela” refer to the consolidated business operations of Envela Corporation, the parent, and all of its direct and indirect subsidiaries.

Note About Forward-Looking Statements

This annual report on Form 10-K for the fiscal year ended December 31, 2022 (this “Form 10-K”), including but not limited to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART I

Item 1

PART I

ITEM 1. BUSINESS

OVERVIEW

Envela’s mission is to empower buyers and sellers to extend the useful lives of manufactured goods by reselling previously owned, new or used goods, or recycling goods’ materials, elements or components for sale and reuse. This process is called “re-commerce”.

A circular economy is a sustainable economic system that aims to increase the lifespan of manufactured goods and thereby reduce waste and pollution for a cleaner environment. Re-commerce is an integral part of circular economies, and it’s a business model that’s sustainable to its core. Envela helps expand circular consumption through product reuse, refurbishment, repair, and related strategies to extend the useful lives of manufactured goods and reduce their negative impact on our planet.

Envela focuses its re-commerce business on two areas: direct-to-consumer and commercial services. Our direct-to-consumer portfolio operates multiple brick-and-mortar and online marketplaces. Our commercial-services portfolio offers custom re-commerce solutions to meet the needs of diverse clients, including Fortune 500 companies.

HOW WE ORGANIZE OUR BUSINESS

Envela is a diverse re-commerce company that manages its business through two operating segments. Its commercial-services segment is led by subsidiary ECHG, LLC (“ECHG”), and its direct-to-consumer segment is led by subsidiary DGSE, LLC (“DGSE”). Envela reports its revenue and operating expenses based on these two operating segments. We also include segment information in the notes to our financial statements.

COMMERCIAL SERVICES

Re-commerce through Intelligent Reuse & Responsible Recycling

Envela’s commercial services portfolio, led by ECHG and its subsidiaries, provides asset- disposition solutions to government agencies, middle-market firms, major corporations, and other organizations. Through a deep understanding of our clients’ business goals, we’re able to exceed their evolving needs and maintain a differentiated position in this marketplace.

When clients upgrade their IT equipment, ECHG purchases the replaced assets. They can then be resold as whole goods, harvested for components to re-use, or recycled if not reusable. By extending the usable lives of their replaced technology assets through re-commerce, our clients realize maximum value for these products, help protect the environment, and reduce the amount of raw materials required to make new products.

We create custom programs for retailers, original equipment manufacturers (“OEMs”) and other institutions to offer their consumer clients an easy, environmentally friendly way to trade in their electronic devices, including laptops and mobile telephones. And we also repair and refurbish such electronic devices for resale and reuse before ultimately being recycled to make something new. Simply put, we offer comprehensive lifecycle solutions for a host of electronic devices through custom ITAD programs that address our clients’ specific needs—down to the transportation and product tracking.

We combine our unique consumer insight and extensive re-commerce capabilities to anticipate and exceed the needs of our commercial clients and the consumers they serve. Moreover, we help companies navigate the maze of regulations associated with technology disposition, including through our secure logistics and data-sanitization processes. For end-of life items, we remove reusable components for resale. We separate and shred the remaining materials to reduce them into their commodity components (e.g., plastic, metal, glass) for resale and remanufacture into new products.

We experience some seasonal fluctuations that can impact demand with our commercial clients. Our business is subject to fluctuations as device trade-in and upgrade volumes can be based on the release of new devices and promotional programs, as well as customer preferences. Our business is also subject to volatility in margins based on the actual and anticipated timing of the release of new devices and promotional programs, as well as to changes in customer preferences. Most purchases are through non-exclusive, cancelable agreements.

PART I

Item 1

Envela’s commercial-services segment markets its products directly to prospective clients through several wholly owned subsidiary brands including ITAD USA; Echo Environmental; Teladvance; and Avail Recovery Solutions. Sales and operating results for these brands are reported within their respective ECHG operating segments. ECHG operates from two leased warehouses in the Dallas/Fort Worth Metroplex (“DFW”), and one leased warehouse in Chandler, Arizona.

DIRECT-TO-CONSUMER

Authenticated Re-commerce

Envela’s direct-to-consumer portfolio, spearheaded by DGSE, primarily buys to resell or recycle luxury hard assets like jewelry, diamonds, gemstones, fine watches, rare coins and related collectibles, precious-metal bullion products, gold, silver and other precious metals. For over 50 years, DGSE has been a destination location for seeking value and liquidity in luxury goods.

Our direct-to-consumer business provides a marketplace that delivers what we believe to be unparalleled value and liquidity for those seeking to buy, sell or trade merchandise in every major jewelry, fine watch, diamond, gemstone, finding, precious metal, and premium brand product category. Our experienced staff of experts, including GIA-graduate gemologists, horologists, numismatists, and jewelers and brand authenticators, recondition and rebuild items for resale through our retail locations, e-commerce, or wholesale distributors. When reconditioning is not feasible because crafted precious metals are at the end of their useful lives, we sell them wholesale channels or recycle them by selling them to third-party refiners who recover reusable precious metals for subsequent sale or recrafting into new jewelry or bullion products. We offer on-site repair services for jewelry and watches, as well as custom jewelry services.

We buy and sell all forms of gold, silver, platinum, and palladium products. These include United States and other government-issued coins, private-mint medallions, and most numismatic items such as rare coins, currency, medals, tokens, and other monetary collectibles. We maintain numerous vendor relationships with major industry wholesalers, mints, and institutions. We purchase bullion products from a variety of vendors and sell them based on current precious metal market pricing. Bullion inventory is subject to market-value changes created by underlying commodity markets. Many factors beyond our control may affect margins, customer demand and transactional volume. These factors include, but are not limited to, U.S. Federal Reserve policies, inflation rates, global economic uncertainty, and government and private-mint supply.

Our long history of experience in resale has given us the unique ability to have deep knowledge of the resale market. Using the same processes of authentication, pricing, and marketing as our primary channels, we provide services through consignment of premium brand products. Premium brand products from individuals, wholesalers and retailers are evaluated for authenticity meeting minimum resale cutlines receive product description, priced, pictured, and packaged for omnichannel distribution and fulfillment services.

Historically, we have observed trends in supply-and-demand seasonality. Our supply tends to increase in the third and fourth quarters, and our demand tends to increase in the fourth quarter. As a result, we typically incur higher operating expenses in the last four months of the year as we increase advertising spend.

DGSE operates six retail locations throughout DFW, and one in Mt. Pleasant, South Carolina. We opened our newest location in Frisco, Texas, during the first quarter of Fiscal 2022. We own three retail locations in the DFW area and lease the others. Our direct-to-consumer brands include Dallas Gold & Silver Exchange, Charleston Gold & Diamond, and Bullion Express. Sales and operating results for these brands are reported within their respective DGSE operating segments.

PART I

Item 1

CORPORATE INFORMATION

HISTORY

The Company incorporated in the State of Nevada on September 16, 1965, as Canyon State Mining Corporation of Nevada. During the next 50 years, the Company changed its name to Canyon State Corporation (October 13, 1981), The American Pacific Mint, Inc. (July 15, 1986), Dallas Gold & Silver Exchange, Inc. (June 22, 1992), and DGSE Companies, Inc. (June 26, 2001).

In 2016, after recently celebrating its 50th anniversary, it was named by S&P Global Market Intelligence as the second most likely company to go bankrupt, behind Sears Holdings. Aiming to turn the Company around, the board of directors (its “Board”) brought in new management. On December 12, 2016, John Loftus was named CEO, and transformation of the business began. For many employees, that day marked the “true founding” of the Company. Under this new leadership, the Company has posted six straight years of unprecedented profitability.

By pursuing diversified re-commerce opportunities with potential long-term rewards, we continued to evolve as a company. On December 12, 2019, we changed our name to Envela Corporation to better reflect our current business operations and diversified re-commerce portfolio.

CONTACT & OTHER

Our principal executive offices are located at 1901 Gateway Drive, Irving, Texas 75038, and our telephone number is (972) 587-4049. You may access our annual reports on Form 10-K, quarterly reports on Form 10- Q, current reports on Form 8-K, and other reports (and amendments and exhibits thereto) filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the Securities and Exchange Commission (“SEC”), as well as proxy statements filed by us, free of charge on our website at www.envela.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Additionally, our website contains complete copies of our policies (Business Code of Conduct & Ethics), committee charters (Audit; Compliance, Governance and Nominating; and Compensation), and information about how to communicate with our Board.

Many of our subsidiaries and brands maintain their own websites for commercial purposes, including primarily the following: DGSE.com, echoenvironmental.com, ITADUSA.com, teladvance.com and AvailRecovery.com.

Information contained on, or that can be accessed through, our website or any website of our subsidiaries or brands is not incorporated by reference into this or any other report we file with, or furnish to, the SEC, and you should not consider information on any such website to be part of this or any other report we file with, or furnish to, the SEC. Such periodic reports, proxy statements and other information are also available on the SEC’s website at http://www.sec.gov.

Envela and other trade names, trademarks and service marks of the Company or its subsidiaries are the property of Envela. Solely for convenience, the trademarks, service marks, logos and trade names referred to in this document are without the “®” and “™” symbols, but such references are not intended to indicate that we waive or will not assert our rights in them.

PART I

Item 1

ENVIRONMENTAL, SOCIAL AND GOVERNANCE

Our stakeholders are essential to our business—shareholders, employees, and the communities in which we do business. We aspire to operate our business with positive social and environmental impact.

Our Board, including the Corporate Governance and Nominating Committee, the Audit Committee, and the Compensation Committee, provide oversight on business initiatives and programs that relate to social responsibility, emerging opportunities and the Company’s exposure to risk. The Board and management seek to attract and retain the most qualified inclusive workforce to propel the Company into the next generation.

Our Sustainability Program

We are committed to extending the useful lives of goods by promoting their recirculation and re-use, rather than creating waste. In this way, sustainability is at the core of our business, and we hope to create a more sustainable future.

Human Capital Resources

Our employees are guided by our mission to extend the lifespans of durable goods. We are part of a diverse global community, and we aim to reflect that diversity within our team. We believe diversity and inclusion foster a collaborative culture, which fuels our ability to innovate as we work to create a more sustainable future.

As of December 31, 2022, we had 257 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our electronic-disposition centers. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be positive. Our management policy is to keep employees informed of material decisions that affect them, encourage employee suggestions, and implement them whenever practicable.

Diversity and Inclusion

We are proud to have a diverse team. We celebrate diversity and are committed to providing equal-employment opportunities regardless of race, color, ancestry, religion, sex, national origin, sexual orientation, age, citizenship, marital status, disability, or gender identity or expression.

Competitive Environment

The Company encounters competition in connection with all aspects of its operations. These competitive conditions may adversely affect the Company’s revenue and profitability and its ability to expand and execute its business strategy. In addition, the Company competes with other companies and retailers to attract and retain employees with competitive compensation programs. Many of the competitors have significantly greater size, financial resources, and human capital than the Company.

GOVERNMENT REGULATIONS, ENVIRONMENTAL MATTERS AND IMPACT OF CLIMATE CHANGE

Envela buys and resells precious metals, which are generally subject to regulation including conflict mineral tracing. However, in conjunction with legal counsel, we have determined that we do not have sufficient control over manufacturing of any of our products to be included in the group of companies required to provide conflict-minerals disclosure and reporting. If our sourcing processes should change, or if there is a determination that our current practices should be covered by the conflict-minerals reporting and disclosure guidelines, we would need to implement significant additional measures to comply with these rules. In addition, Envela partners with refiners for a portion of its sales. These refiners are subject to increasingly stringent governmental regulation in their refining operations, and a change or increase in such regulations in the United States or abroad may have an adverse impact on our business.

Envela recognizes that climate change is a major risk to society and therefore continues to take steps to reduce its climatic impact. Nevertheless, management believes that climate change has only a limited influence on Envela’s performance and is of limited significance directly to the business. However, as a significant portion of Envela’s business relies on the availability of disposable income for its customers, a change in fuel prices could have a material impact on Envela’s business. See “Item 1A. Risk Factors—Adverse economic conditions in the U.S. or in other key markets, and the resulting declines in consumer confidence and spending, could have a material adverse effect on the Company’s operating results” for more information.

PART I

Item 1A

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of shares of our common stock, par value $0.01 per share (our “Common Stock”).

You should carefully review and consider the risks described below and the forward-looking statements contained in this Form 10-K before evaluating our business or making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by these risks. The trading price of the Company’s Common Stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information included or incorporated by reference in this report, including the Company’s consolidated financial statements and the related notes thereto. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Additional risks which the Company does not presently consider material, or of which management is not currently aware, may also have an adverse impact on the Company’s business. Please also see the section of this Form 10-K entitled “Note About Forward-Looking Statements” on page 2.

The voting power in the Company is substantially controlled by a small number of shareholders, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to shareholders.

N10TR, LLC (“N10TR”) is the Company’s largest shareholder, owning 12,814,727 shares of Common Stock, representing 47.6% of the total outstanding shares of Common Stock, as of December 31, 2022. Eduro Holdings, LLC (“Eduro”) owns 6,365,460 shares of Common Stock, representing 23.6% of the total outstanding shares of Common Stock, as of December 31, 2022. Both N10TR and Eduro are under the common control of John R. Loftus, the Company’s CEO, President and Chairman of the Board. Consequently, Mr. Loftus, is in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of the Company’s Board and any action requiring the approval of shareholders, including any amendments to the governing documents, mergers or sales of all or substantially all of the Company assets. This concentration of ownership also may delay, defer or even prevent a change in control of the Company and make some transactions more difficult or impossible without the support of Mr. Loftus. These transactions might include proxy contests, tender offers, mergers or other purchases of Common Stock that could give shareholders the opportunity to realize a premium over the then-prevailing market price for shares of Common Stock.

The Company’s success depends on the ability to attract, retain, and motivate qualified directors, management and other skilled employees.

Envela’s future success and growth depends on continued services of directors, key management and employees. Losing services from any of these individuals could materially affect the Company’s operations. The Company’s future success also depends on management’s ability to identify, attract, and retain additional qualified personnel. Competition for employees is intense, and the Company may be unsuccessful in attracting or retaining qualified personnel. There are a limited number of people with knowledge and experience within our industries. The Company does not have employment agreements with many of the key employees and do not maintain life insurance policies on any of the key personnel. The loss of key personnel, especially without advance notice, or the inability to hire or retain qualified people, could have a material adverse effect on sales and operations. The Company cannot guarantee that we will continue to retain key management and skilled personnel, or will be able to attract, assimilate and retain other highly qualified personnel in the future.

PART I

Item 1A

When the Company makes acquisitions, it may take on additional liabilities or not be able to successfully integrate such acquisitions.

As part of the Company’s history and growth strategy, it has acquired other businesses. Acquisitions involve numerous risks, including the following:

•	effectively combining the acquired operations, technologies, or product offerings;
•	unanticipated costs or assumed liabilities, including those associated with regulatory actions or investigations;
•	not realizing the anticipated financial benefit from the acquired companies;
•	diversion of management’s attention;
•	negative effects on existing customer and supplier relationships; and
•	potential loss of key employees, especially those of the acquired companies.

Further, the Company has made, and may continue to make acquisitions of, or investments in new services, businesses, or technologies to expand its current service offerings and product lines. Some of these may involve risks that may differ from those traditionally associated with the Company’s core business, including undertaking product or service warranty responsibilities that in its traditional core business would generally reside primarily with its suppliers. If the Company is not successful in mitigating or insuring against such risks, it could have a material adverse effect on the Company’s business.

Changes in liquidity and capital requirements and the ability to secure financing and credit could materially adversely affect the Company’s financial condition and results of operations.

Envela requires continued access to capital, and a significant reduction in cash flows from operations or the availability of credit could materially and adversely affect the ability to achieve Company planned growth and operating results. Similarly, if actual costs to acquire and build-out new retail stores significantly exceed planned costs, could hinder the ability to acquire new stores or to operate those profitably. Credit and equity markets remain sensitive to world events and macro-economic developments. Therefore, the cost of borrowing may increase, and it may be more difficult to obtain financing for operations or to refinance long-term obligations as they become payable. Additionally, borrowing costs can be affected by independent rating agencies’ short- and long-term debt ratings which are based largely on performance as measured by credit metrics including interest coverage and leverage ratios. A decrease in these ratings would likely increase the Company’s borrowing cost and make it more difficult to obtain financing. A significant increase in costs to finance operations may have a material adverse impact on Envela’s business results and financial condition.

We may not realize our deferred tax assets.

As of December 31, 2022, we had deferred tax assets (primarily consisting of federal net operating loss carryovers) of approximately $1.5 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income to utilize our net operating loss carryovers before they expire.

The value of our deferred tax assets and liabilities are also dependent upon the tax rates expected to be in effect at the time they are realized. A change in enacted corporate tax rates in our major jurisdictions, especially the U.S. federal corporate tax rate, would change the value of our deferred taxes, which could be material.

Interest-rate fluctuations could increase our interest expense.

Interest rates rose significantly during 2022 as the Federal Reserve sought to control inflation, and interest rates are likely to rise higher during 2023. Interest rates could continue to rise, which would increase our borrowing cost, or could make it difficult or impossible to secure financing.

PART I

Item 1A

The Company is, and will be, subject to new and existing corporate-governance and internal-control demands and reporting requirements. The costs related to the compliance of existing and future requirements could adversely affect the Company.

Governments, including agencies at the national, state and local levels, may seek to enforce or impose new laws, regulatory restrictions, or licensing requirements. They may also interpret or enforce existing requirements in new ways that could restrict the Company’s ability to continue its current methods of operation or to expand operations, impose significant additional compliance costs, and could have a material adverse effect on the Company’s financial condition and results of operations. In 2014, the Company agreed to a series of corporate governance reforms with the SEC. Additionally, the Company faces corporate-governance requirements under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the NYSE American (the “Exchange”). These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. If the Company does not comply with the corporate governance reforms, the Company could face enforcement actions by the SEC or other governmental or regulatory bodies, as well as shareholder lawsuits, all of which could have significant negative financial or operational implications.

We have not paid dividends on our Common Stock in the past and do not anticipate paying dividends on our Common Stock in the foreseeable future.

We have not paid Common Stock dividends and do not anticipate paying dividends in the foreseeable future. Our current business plan provides for reinvesting earnings in an effort to complete development of our technologies, inventories and expansion, with the goal of increasing sales and long-term profitability and value.

We may incur losses because of unforeseen or catastrophic events, including pandemics, terrorist attacks, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, including pandemics, such as COVID-19, or other widespread health emergencies (or concerns over the possibility of such an emergency), terrorist attacks, extreme weather events, solar events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations and limitations on occupancy in our offices) that could impair our ability to manage our businesses.

The Company is expanding to geographical regions that are unfamiliar.

Both of the Company’s segments now have portions of their business located in areas other than DFW. The ability to manage and control growth in new areas is vital to sustaining success. The Company has a solid footprint in DFW, but it is not guaranteed that the Company will be able find staff, train and supervise new employees away from the Company’s base of operations for both DGSE and ECHG.

The Company’s websites may be vulnerable to security breaches and similar threats, which could result in liability for damages and harm to the Company’s reputation.

Despite the implementation of network security measures, Company websites are vulnerable to computer viruses, break-ins and similar disruptive problems caused by internet users. These occurrences could result in liability for damages, and the Company’s reputation could suffer. Circumvention of the security measures may result in the misappropriation of customer or other confidential information. Any such security breach could lead to interruptions, delays and cessation of service to customers and could result in a decline in revenue and income.

Our revenues and profits may decline if we are unable to maintain relationships with significant clients or renew contracts with them on favorable terms.

The success of our business depends largely on our relationships and contractual arrangements with significant clients. If our key clients terminate important business arrangements with us, or renew contracts on terms less favorable to us, we may fail to meet our business objectives and targets, and our cash flows, results of operations and financial condition could be materially adversely affected.

Our mobile business is subject to the risk of declines in the value and availability of mobile devices in our inventory, and to export compliance and other risks.

The value of the electronic devices that we collect and refurbish may fall below the prices we have paid, which could adversely affect our profitability. These devices are subject to the risk that the value, including selling price, will be adversely affected by technological changes affecting the usefulness or desirability of the devices and parts; physical problems resulting from faulty design or manufacturing; increased competition; decreased customer demand, including due to changes in customer preferences, changes in client promotions and seasonality; supply chain constraints; and growing industry emphasis on cost containment. The value and availability of devices may also be impacted by adverse foreign trade relationships and an escalation of U.S.-China and China-Taiwan trade tensions, including with respect to trade policies, treaties, government relations, tariffs, and other trade restrictions. If the value or availability of devices or parts is significantly reduced, it could have a material adverse effect on our profitability.

PART I

Item 1A

We may incur losses because of a failure to manage and protect our clients’ assets throughout the electronics disposition processes and that could impair our ability to conduct future business, damage our reputation and could adversely impact our business, financial condition, results of operations.

The Company’s commercial services segment provides services related to electronic devices being disposed of by business customers, including cleansing storage devices from customer equipment and either recycling it through resale or disposing of it in an environmentally compliant manner. If the Company does not meet its contractual and regulatory obligations, it could be subject to contractual damages, penalties, and damage to reputation. Also, the Company’s or its subcontractors’ failure to comply with applicable environmental laws and regulations in disposing of the equipment could result in liability. Such environmental liability may be joint and several, meaning that the company could be held responsible for more than its share of the liability involved. To the extent that Company fails to comply with its obligations and such failure is not covered by insurance, the Company’s business could be adversely affected.

If the Company is unable to maintain its relationships with its suppliers or if the suppliers materially change the terms of their existing agreements with the company, the Company’s business could be materially adversely affected.

Certain parts of ECHG’s business comes from a limited number of partners. A substantial portion of ECHG’s inventory is purchased from suppliers with which the Company has entered into non-exclusive agreements. These agreements are typically cancelable on short notice. To the extent that these partners reduce the number of assets they sell, are unwilling to continue to do business with the Company or are unable to continue to meet or significantly alter their obligations, the Company’s business could be materially adversely affected. In addition, to the extent that the company’s suppliers modify the terms of their contracts with the company, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on the company’s business.

There is intense competition across all markets for Envela’s products and services, which may lead to lower revenue or operating margins.

The industries in which Envela operates are highly competitive, and the Company competes with numerous other firms, a number of which are larger and have significantly greater financial, distribution, advertising and marketing resources. Envela’s products compete on a number of bases, including attractiveness of brand, category assortments and pricing competitiveness. Significant increases in these competitive influences could adversely affect the operations through a decrease in the number and dollar volume of sales.

We compete with a number of smaller companies, same sized and larger firms throughout the United States. Many competitors attract customers with their reputation and industry connections. Additional companies may decide to enter our markets to compete with us. These companies may have greater name recognition and have greater financial and marketing resources than Envela. If these new companies are successful in entering the markets, or if customers choose to go to other established competition, there could be fewer buyers or sellers and revenue could decrease.

Jewelry and watch retailing is highly fragmented and competitive. DGSE competes for jewelry sales primarily against specialty jewelers and other retailers that sell jewelry and watches including department stores, discount stores, apparel outlets, and internet retailers. Participants in the jewelry and watch category compete for a share of customers’ disposable income with other consumer sectors such as electronics, clothing, furniture, travel and restaurants. This competition for consumers’ discretionary spending is particularly relevant to gift giving, and somewhat to bridal jewelry (e.g. engagement, wedding, and anniversary).

Consumers are increasingly shopping for jewelry or starting their jewelry-buying experience online, which makes it easier for them to compare prices with other jewelry retailers. If DGSE’s brands do not offer the same or similar items at the lowest prices, consumers may purchase their jewelry from competitors, which would adversely impact the Company’s sales and results of operations.

PART I

Item 1A

A decrease in demand for the Company’s products and services and the failure of the Company to adapt to such decreases could adversely affect the Company’s results of operations.

Although the Company actively manages its product and service offerings to ensure that such offerings meet the needs and preferences of its customer base and partners, the demand for a particular product or service may decrease due to a variety of factors, including many that the Company may not be able to control, anticipate or respond to in a timely manner, such as the availability and pricing of competing products or technology, changes in customers’ financial conditions as a result of changes in unemployment levels, declines in consumer spending habits related to general economic conditions, inflation, weather events, public health and safety issues, fuel prices, interest rates, government sponsored economic stimulus programs, social welfare or benefit programs, real or perceived loss of consumer confidence or regulatory restrictions that increase or reduce customer access to particular products.

Should the Company fail to adapt to a significant change in its customers’ demand for, or regular access to, its products, the Company’s revenue could decrease significantly. Even if the Company makes adaptations, its customers or merchants may resist or may reject products or services whose adaptations make them less attractive or less available. In any event, the effect of any product or service change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time.

Adverse economic conditions in the U.S. or in other key markets, and the resulting declines in consumer confidence and spending, could have a material adverse effect on the Company’s operating results.

The Company’s operating results are dependent on a number of factors impacting consumer confidence and spending, including, but not limited to, the following: general economic and business conditions; wages and employment levels; volatility in the stock market; home values; inflation; consumer-debt levels; availability and cost of consumer credit; economic uncertainty; solvency concerns of major financial institutions; fluctuations in foreign-currency exchange rates; fuel and energy costs and/or shortages; tax issues; and general political conditions, both domestic and abroad.

Adverse economic conditions, including declines in employment levels, disposable income, consumer confidence and economic growth, could result in decreased consumer spending that would adversely affect sales of consumer goods, particularly those viewed as discretionary items like many of the Company’s products. Adverse economic conditions may arise from general economic factors as well as events such as war, terrorism, natural disasters or outbreaks of disease, as in the case of the coronavirus pandemic which has already adversely affected global economic business conditions. In addition, if any of these events should occur, future sales could decline due to increased commodities prices, particularly gold.

DGSE’s wholesale and retail jewelry business is seasonal, with sales traditionally greater during certain holiday seasons. Events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on DGSE’s operational results.

DGSE’s wholesale and retail jewelry sales are seasonal by nature. The time periods around Valentine’s Day, Mother’s Day and Christmas are typically the main seasons for jewelry sales. DGSE’s sales are traditionally greater during significant holidays that occur in early spring, late fall, and winter. The amount of net sales and operating income generated during these seasons depends upon the general economic conditions and other factors beyond our control. Given the timing of the annual seasonality, inclement weather can at times pose a substantial barrier to consumer retail activity and have a material negative impact on DGSE’s store traffic. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on sales, profitability and operating results.

The market for precious metals is inherently unpredictable.

Bullion, crafted precious metal, and other precious metal products are purchased and sold based on current market pricing for precious metals. Bullion and precious metal inventories are subject to market-value changes created by their underlying commodity markets. Periodically, futures contracts are entered into to hedge the exposure against market-price changes. There are several national and international factors which are beyond management’s control, but which may affect margins, customer demand and transactional volume in the bullion business. These factors include, but are not limited to, the policies of the U.S. Federal Reserve, inflation rates, global economic uncertainty, and governmental and private mint supply. If commodity markets underlying the bullion inventory are misjudged, the bullion business could suffer adverse consequences. Substantially lower precious-metal prices could negatively affect the ability to continue purchasing significant volumes of bullion, crafted precious-metal, and other precious metal products, which could negatively affect profitability.

PART I

Item 1A

If the Company misjudges the demand for our products, high inventory levels could adversely affect future operating results and profitability.

Consumer demand for the Company’s products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise, causing a strain on operating cash flow. If the inventory cannot be sold through retail outlets or wholesale contacts, additional write-downs or write-offs to earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory levels could result in unfulfilled customer orders, loss of revenue and an unfavorable impact on customer relationships. In particular, volatility and uncertainty related to macro-economic factors make it more difficult to forecast customer demand in various markets. Failure to properly judge consumer demand and properly manage inventory could have a material adverse effect on profitability and liquidity.

A failure of the information systems could prevent the Company from effectively managing and controlling operations and serving customers.

The Company relies on information systems to manage and operate stores and business. These include the telephone system, website, point-of-sale application, accounting package and other systems. Each store is part of an information network that permits the Company to maintain adequate cash inventory, daily reconcile cash balances, and timely report revenues and expenses. Any disruption in the availability of the information systems could adversely affect the Company’s operation, and the ability to serve customers and our results of operations.

Fluctuations in the availability and pricing of commodities, particularly gold, which accounts for the majority of merchandise costs, could adversely impact the Company’s earnings and cash availability.

While jewelry manufacturing is a major driver of demand for gold, management believes that the cost of gold is predominantly driven by investment transactions which have resulted in significant changes in that cost over the past decade. The Company’s cost of merchandise and potentially earnings may be adversely impacted by investment-market considerations that cause the price of gold to significantly increase or decrease.

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

A significant portion of DGSE’s profit is generated from buying and selling pre-owned jewelry or other precious-metal-based products. Significant price fluctuations in precious metals, especially downward, can have a severe impact on this part of our business, as people are less likely to sell these products to the Company if they believe their merchandise is being undervalued, or if they believe the value is uncertain.

The conflict-mineral diligence process, the results from that process and the related reporting obligations could increase costs, adversely affect the Company’s reputation and adversely affect our ability to obtain merchandise.

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules which require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex, and while management believes that the rules only cover less than 1% of annual worldwide gold production based upon current estimates, the final rules require certain jewelry retailers and manufacturers that file with the SEC to exercise reasonable due diligence in determining the country of origin of the statutorily designated minerals that are used in kinds of products the Company sells. Jewelry retailers or manufacturers who meet certain criteria were required to file certain reports with the SEC beginning in May 2014, disclosing their due-diligence measures related to country of origin, the results of those activities, and related determinations. In conjunction with legal counsel, we have determined that we do not have sufficient control over manufacturing of any of our products to be included in the group of companies required to provide conflict-minerals disclosure and reporting.

PART I

Item 1A

If the Company’s sourcing processes should change, or if there is a determination that the Company’s current practices should be covered by the conflict-minerals reporting and disclosure guidelines, there would be a need to implement significant additional measures to comply with these rules. Management cannot be certain of the costs that might be associated with such regulatory compliance. The final rules also cover tungsten, which is contained in a small portion of items that we sell. Other minerals, such as diamonds, could be added to those currently covered by these rules. The Company may incur reputational risks with customers and other shareholders if, due to the complexity of the global supply chain, management is unable to sufficiently verify the origin of the relevant metals. Also, if the responses of parts of the Company’s supply chain to verification requests were adverse, it could harm our ability to obtain merchandise and add to compliance costs.

The coronavirus (COVID-19) pandemic adversely affected us and a reoccurrence of the pandemic or similar outbreaks could in the future adversely affect our business, financial condition, and results of operations.

On March 11, 2020, the World Health Organization announced that infections of the coronavirus COVID-19 had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. There was widespread infection in the United States and abroad. National, state, and local authorities implemented social distancing and imposed quarantine and isolation measures on large portions of the population, including temporary mandatory business closures. These measures, while intended to protect human life, had serious adverse impact on domestic and foreign economies.

The U.S. and certain other governments took unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. The impact of the actions taken by these governments is still being felt.

Sustained geopolitical conflicts, military action and civil unrest could result in disruptions to the global supply chain and uncertain economic conditions, which could materially adversely affect our financial condition.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions between Ukraine and Russia, which has devolved into military conflict. In addition, the United States, Canada, the European Union, and other countries have levied economic sanctions and other penalties on Russia. Although the length and full impact of the ongoing conflict remains uncertain, the events in Ukraine have resulted in market disruptions. The broader consequences of the conflict, which may include further sanctions, embargoes, regional instability, geopolitical shifts, transportation bans on certain shipping routes and potential retaliatory action by the Russian government against the United States and its allies. This may lead to economic instability, sustained inflation and changes in liquidity and credit availability. Any of the factors could adversely impact our business, financial condition, results of operations.

PART I

Item 1B, 2, 3, 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases and owns various properties across three markets in which DGSE and ECHG currently operate. Nine leased and owned properties are in DFW, one is in Mount Pleasant, South Carolina and one is in Chandler, Arizona, a suburb of Phoenix. The leases have a wide variety of terms, rents and expiration dates. DGSE owns three of their retail locations and leases another four in DFW. The four leased locations have leases expiring starting in 2025 through 2027 with rights of renewal for three of the properties. ECHG leases all three of their locations, two of which are in DFW and the other being in Chandler, Arizona, with leases expiring starting in 2025 through 2027, with one lease having a right of renewal. DGSE and ECHG are constantly evaluating each of their locations in terms of profitability, effectiveness and fit with long-term sustainability. Our principal corporate office building is owned by the Company and is located at 1901 Gateway Drive, Irving, Texas 75038.

For addition information about encumbrances on properties the Company owns, see Note 9 to our consolidated financial statements. For additional information about the nature of the Company’s leases, see Note 15 to the Company’s consolidated financial statements.

In management’s opinion, these properties have been well maintained, are in good operating condition and contain all necessary equipment and facilities for their intended purposes.

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

PART II

Item 5, 6

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

The Company’s Common Stock is traded on the Exchange, under the symbol “ELA.” As of March 10, 2023, we had 268 record holders of our Common Stock.

SHARE REPURCHASES AND DIVIDENDS

Envela has not declared any dividends with respect to Common Stock. Management’s intent is to retain all current earnings to finance future growth; accordingly, it is not anticipated that cash or other dividends will be paid to the Company’s shareholders of Common Stock in the near future.

Securities authorized for issuance under equity compensation plans.

On December 7, 2016, the Company’s shareholders approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserves 1,100,000 shares of Common Stock for issuance pursuant to awards issued thereunder. As of December 31, 2022, no awards had been made under the 2016 Plan. The Company’s prior 2006 Equity Incentive Plan (the “2006 Plan”) expired according to its terms on December 31, 2019, and as a result no further shares may be issued under the 2006 Plan. No securities issued pursuant to the 2006 Plan remain issuable upon the exercise of any option, warrants or rights. However, 15,000 options issued pursuant to the Company’s 2004 Employee Stock Option Plan (the “2004 Employee Stock Option Plan”) remain unexercised and have no expiration date. For more information, see Note 13 to our consolidated financial statements.

 The following table summarizes the equity compensation plan information as of December 31, 2022:

Plan Category	Column (a): Number of securities to be issued upon exercise of outstanding options, warrants and rights	Column (b): Weighted-average exercise price of outstanding options, warrants and rights	Column ©: Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	15,000 (1)	2.17	1,100,000 (2)

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	15,000	2.17	1,100,000

(1) Represents 15,000 options issued under the 2004 Employee Stock Option Plan, which remain unexercised and have no expiration date.

(2) The total number of securities remaining available for future issuance is solely comprised of shares of Common Stock reserved under the 2016 Plan.

Purchases of equity securities by the issuer and affiliates purchases.

There have been no purchases made by or on behalf of the issuer or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act of any of our equity securities during the years ended December 31, 2022 and December 31, 2021.

ITEM 6. [RESERVED]

PART II

Items 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Please see the section of this Form 10-K entitled “Note About Forward-Looking Statements” on page 3.

The following discussion of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information included in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are enabling a better world through the circular economy; by empowering buyers and sellers to extend the useful lives of specialty and durable goods; and by seizing retail, recycling, and reverse-logistics supply-chain opportunities. Envela is a diverse re-commerce company that manages its business through two segments. Its commercial-services segment is led by subsidiary ECHG, and its direct-to-consumer segment is led by subsidiary DGSE. Envela reports its revenue and operating expenses based on these two operating segments, with revenue for each operating segment, being presented as resale and recycle. We also include segment information in the notes to our financial statements. For more information, see “Item 1. Business—Operating Segments” above. A list of the company’s significant subsidiaries is presented in Exhibit 21.1.

Key Economic Factors and Trends Affecting the Markets in Which We Operate

ECHG Business Drivers and Impacts

ECHG owns and operates Echo, ITAD USA, CEX, Avail and Teladvance, through which it primarily buys and resells or recycles consumer electronic components and IT equipment. Echo focuses on end-of-life electronics recycling and also offers disposal transportation and product tracking, ITAD USA provides IT equipment disposition including compliance and data sanitization services, and Teladvance, CEX and Avail operate as value-added resellers by providing offerings and services to companies looking to either upgrade capabilities or dispose of equipment. Like DGSE, ECHG also maintains relationships with refiners or recyclers to which it sells extracted valuable materials from electronics and IT equipment that are not appropriate for resale or reuse.

The electronic disposition and recycling industry is fragmented in the United States. Certain parts of ECHG’s business comes from a limited number of partners. The used electronics processing business is subject to cyclical fluctuations based upon product availability, promotions, seasonality, and supply chain constraints. In our ECHG segment, we compete primarily on price and on the services, we provide to clients. The price offered for devices is the principle competitive factor in acquiring material from generators. Generators of material may also consider factors other than price, such as logistics costs, timely removal, customized reports, the ability to service multiple locations, insurance coverage, and the buyer’s financial strength. For additional information regarding ECHG, see “Item 1. Business—Operating Segments—ECHG Segment” and See “Item 1A. Risk Factors—unable to maintain relationships with significant clients”.

DGSE Precious Metals Pricing and Business Impact

The Company is exposed to various market risks. Market risk is the potential loss arising from the adverse changes in market prices and rates. The nature of DGSE’s operations results in exposure to fluctuations in commodity prices, specifically diamonds, platinum, gold and silver. The Company does not currently use derivatives to hedge these risks. As a significant portion of our inventory and sales involve gold and jewelry, financial results can be influenced by the market price of gold and diamonds. The retail sales and gross margin could be materially impacted if prices of diamonds, platinum, gold, or silver rise so significantly that consumer behavior changes or if price increases cannot be passed onto customers. Because DGSE buys and resells precious metals, it is impacted by fluctuations and changes in precious-metal pricing which rises and falls based upon global supply and demand dynamics, with the greatest impact relating to gold as it represents a significant portion of the precious-metal in which DGSE trades. Such fluctuations, particularly with respect to gold, which accounts for a majority of DGSE’s merchandise costs, can have a significant impact on earnings and cash availability.

PART II

Items 7

Impact of COVID-19 and Macroeconomic Conditions on Our Business

The ongoing impact of the COVID-19 pandemic continues to affect our business and results of operations, although to a lesser extent than the prior years. Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our customers. Macroeconomic uncertainty and inflationary pressure may drive lower demand for the end consumer and increase operating costs and costs of borrowing.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting (“U.S. GAAP”) principles. The preparation of these financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are more fully described in Note 1—Summary of Significant Accounting Policies, we believe that the accounting estimates discussed below relate to the more significant areas involving management’s judgments and estimates.

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

For the year ended December 31, 2022, we have not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. Refer to our significant accounting policies are more fully described in Note 1—Summary of Significant Accounting Policies.

Recent Accounting Pronouncements

See Note 1, “Accounting Policies and Nature of Operations” to our financial statements included this Annual Report on Form 10-K for recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

PART II

Items 7

Use of Non-U.S. GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with U.S. GAAP. We believe that providing these Non-U.S. GAAP financial measures adds a meaningful presentation of our operating and financial performance. See the reconciliation of net income to EBITDA, in Non-U.S. GAAP Financial Measures below.

Non-U.S. GAAP Financial Measures

EBITDA is a key performance measure that our management uses to assess our operating performance. Because EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure as an overall assessment of our performance, to evaluate the effectiveness of our business strategies and for business planning purposes. EBITDA may not be comparable to similarly titled metrics of other companies. EBITDA means earnings before interest expense, other (income) expense, net, income tax expense, and depreciation and amortization. EBITDA is a non-U.S. GAAP measure and should not be considered as an alternative to the presentation of net income or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. The following table provides a reconciliation of net income to EBITDA:

	For the Years Ended December 31,
	2022			2021
	DGSE	ECHG	Consolidated	DGSE	ECHG	Consolidated

EBITA Reconciliation:
Net Income	$8,305,429	$7,383,704	$15,689,133	$5,170,517	$4,878,358	$10,048,875
Add (deduct):
Depreciation and amortization	410,759	1,041,075	1,451,834	389,703	536,392	926,095
Other income from loan forgiveness	-	-	-	(675,210)	(992,990)	(1,668,200)
Other (income) expense	(61,686)	(857,005)	(918,691)	(238,585)	538,020	299,435
Interest expense	244,202	239,491	483,693	288,236	415,815	704,051
Income tax expense (benefit)	(1,426,697)	117,091	(1,309,606)	45,124	67,684	112,808

EBITDA	$7,472,007	$7,924,356	$15,396,363	$4,979,785	$5,443,279	$10,423,064

PART II

Items 7

Results of Operations

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in the Annual Report. Prior year comparisons for 2022 and 2021, are included in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal years ended December 31, 2022 and 2021. Year-over-year discussion and analysis of the line-item revenue and expenses within the consolidated income statement are included below for 2022 and 2021. The following tables set forth our results of operations and such data as a percentage of revenue and gross profit for the periods presented:

	For the Years Ended
	December 31, 2022			December 31, 2021
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$122,468,154	14,240,795	11.6%	$89,146,783	11,022,162	12.4%
Recycled	8,639,279	1,993,644	23.1%	7,572,476	1,586,000	20.9%
Subtotal	131,107,433	16,234,439	12.4%	96,719,259	12,608,162	13.0%

ECHG
Resale	39,747,631	22,119,853	55.7%	32,540,366	14,570,092	44.8%
Recycled	11,830,790	6,472,794	54.7%	11,706,453	4,042,905	34.5%
Subtotal	51,578,421	28,592,647	55.4%	44,246,819	18,612,997	42.1%
	$182,685,854	$44,827,086	24.5%	$140,966,078	$31,221,159	22.1%

Comparison of 2022 and 2021

Resale Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%
Resale Revenue
DGSE	$122,468,154	$89,146,783	$33,321,371	37%
ECHG	$39,747,631	$32,540,366	$7,207,265	22%

Resale revenue related to DGSE increased by $33,321,371, or 37% in Fiscal 2022 compared to Fiscal 2021. Resale revenue, such as bullion, jewelry, watches, and rare coins, increased primarily due to increased traction in DGSE’s new retail locations added to increased consumer demand with increased foot traffic from an increase in advertising. Resale revenue related to ECHG increased by $7,207,265, or 22%, in Fiscal 2022 compared to Fiscal 2021. Resale revenue increased primarily due to the economy beginning to stabilize during Fiscal 2022 from the COVID-19 pandemic.

PART II

Items 7

Recycled-Material Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%
Recycled Revenue
DGSE	$8,639,279	$7,572,476	$1,066,803	14%
ECHG	$11,830,790	$11,706,453	$124,337	1%

Recycled-material revenue related to DGSE increased by $1,066,803, or 14% in Fiscal 2022 compared to Fiscal 2021. The increase in recycled-material revenue is primarily due to DGSE’s retail locations purchasing additional inventory over the counter from increased foot traffic. Recycled-material revenue related to ECHG increased by $124,337, or 1% in Fiscal 2022 compared to Fiscal 2021. The increase in recycled-material revenue is primarily due to the increase of down-stream recycling activity beginning to come back from the COVID-19 pandemic.

Resale Gross Profit

	Year Ended December 31,		Change
	2022	2021	Amount	%
Gross Margin - Resale
DGSE	$14,240,795	$11,022,162	$3,218,633	29%
ECHG	$22,119,853	$14,570,092	$7,549,761	52%

Resale gross profit related to DGSE, increased by $3,218,633, or 29% in Fiscal 2022 compared to Fiscal 2021. The increase in resale gross profit is primarily due to the 37% increase in resale revenue even though the margin percentage decreased from 12.4% during Fiscal 2021 to 11.6% during Fiscal 2022. The resale gross profit related to ECHG, increased $7,549,761, or 52% in Fiscal 2022 compared to Fiscal 2021. The resale gross profit increase is primarily due to a 22% increase in resale revenue and the margin percentage increasing from 44.8% during Fiscal 2021 to 55.7% during Fiscal 2022.

Recycled-Material Gross Profit

	Year Ended December 31,		Change
	2022	2021	Amount	%
Gross Margin - Recycled
DGSE	$1,993,644	$1,586,000	$407,644	26%
ECHG	$6,472,794	$4,042,905	$2,429,889	60%

Recycled-material gross profit related to DGSE, increased by $407,644, or 26% in Fiscal 2022 compared to Fiscal 2021. The recycled-material gross profit increase is primarily due to a 14% increase in recycled revenue and a margin percentage increase from 20.9% during Fiscal 2021 to 23.1% during Fiscal 2022. Recycled-material gross profit related to ECHG, increased by $2,429,889, or 60% in Fiscal 2022 compared to Fiscal 2021. The recycled-material gross profit increase is primarily due to a slight increase in recycled-material revenue and the margin percentage increasing from 34.5% during Fiscal 2021 to 54.7% during Fiscal 2022

PART II

Items 7

	For the Years Ended
	December 31, 2022			December 31, 2021
	DGSE	ECHG	Consolidated	DGSE	ECHG	Consolidated

Revenue:
Sales	$131,107,433	$51,578,421	$182,685,854	$96,719,259	$44,246,819	$140,966,078
Cost of goods sold	114,872,994	22,985,774	137,858,768	84,111,097	25,633,822	109,744,919

Gross profit	16,234,439	28,592,647	44,827,086	12,608,162	18,612,997	31,221,159

Expenses:
Selling, general and administrative expenses	8,762,432	20,668,291	29,430,723	7,628,377	13,169,718	20,798,095
Depreciation and amortization	410,759	1,041,075	1,451,834	389,703	536,392	926,095

	9,173,191	21,709,366	30,882,557	8,018,080	13,706,110	21,724,190

Operating income	7,061,248	6,883,281	13,944,529	4,590,082	4,906,887	9,496,969

Other income/expense :
Other income from loan forgiveness	-	-	-	675,210	992,990	1,668,200
Other income (expense)	61,686	857,005	918,691	238,585	(538,020)	(299,435)
Interest expense	244,202	239,491	483,693	288,236	415,815	704,051

Income before income taxes	6,878,732	7,500,795	14,379,527	5,215,641	4,946,042	10,161,683

Income tax expense (benefit)	(1,426,697)	117,091	(1,309,606)	45,124	67,684	112,808

Income from continuing operations	$8,305,429	$7,383,704	$15,689,133	$5,170,517	$4,878,358	$10,048,875

Selling, General and Administrative

	Year Ended December 31,		Change
	2022	2021	Amount	%
Selling, General and Administrative
DGSE	$8,762,432	$7,628,377	$1,134,055	15%
ECHG	$20,668,292	$13,169,718	$7,498,574	57%

Selling, general and administrative expenses for DGSE increased $1,134,055, or 15% in Fiscal 2022 compared to Fiscal 2021. The increase in SG&A was primarily due to an increase in advertising of approximately $312,000, and payroll and payroll related expenses of approximately $900,000. Selling, general and administrative expenses for ECHG increased by $7,498,574, or 57% in Fiscal 2022 compared to Fiscal 2021. The CExchange Transaction and the Avail Transaction closed in June and October 2021, respectively. The added companies are primarily the reason for the increase in selling, general and administrative expenses.

PART II

Items 7

Depreciation and Amortization

	Year Ended December 31,		Change
	2022	2021	Amount	%
Depreciation and Amortization
DGSE	$410,759	$389,703	$21,056	5%
ECHG	$1,041,075	$536,392	$504,683	94%

Depreciation and amortization for DGSE increased by $21,056, or 5% in Fiscal 2022 compared to Fiscal 2021. The increase is primarily due to the added depreciation from additional furniture and fixtures, new equipment and building improvements added during Fiscal 2022. Depreciation and Amortization expense for ECHG increased by $504,683, or 94% in Fiscal 2022 compared to Fiscal 2021. The CExchange Transaction and the Avail Transaction closed in June and October 2021, respectively. Added amortization expense from new intangible assets produced by the two transactions is primarily the increase in depreciation and amortization expense for ECHG.

Other Income from Loan Forgiveness

	Year Ended December 31,		Change
	2022	2021	Amount	%
Other Income from Loan Forgiveness
DGSE	$-	$675,210	$(675,210)	-100%
ECHG	$-	$992,990	$(992,990)	-100%

Other income from loan forgiveness, in Fiscal 2021, is due from the Federal Loan being forgiven and allocated to both segments in accordance with the use of the funds. The total amount forgiven of $1,668,200 was allocated to DGSE in the amount of $675,210, and $992,990 was allocated to ECHG.

Other Income/Expense

	Year Ended December 31,		Change
	2022	2021	Amount	%
Other Income/(Expense)
DGSE	$61,686	$238,585	$(176,899)	-74%
ECHG	$857,005	$(538,020)	$1,395,025	259%

Other income for DGSE decreased by $176,899, or 74% in Fiscal 2022 compared to Fiscal 2021. During Fiscal 2022, other income consists of $48,000 of DGSE’s portion of the rental income generated from the Company’s corporate headquarters and approximately $13,700 of other miscellaneous income. During Fiscal 2021, other income of $238,585, consisted primarily of DGSE’s portion of the net rental income in excess of the SG&A expenses from space leased at the Company’s corporate headquarters of $230,364.

Other income for ECHG increased by $1,395,025 in Fiscal 2022, or 259%, to other income, net of $857,005, as compared to other expense, net of $538,020 during Fiscal 2021. Other income, net during Fiscal 2022, of $857,005 consists primarily of reducing the notes receivable reserve from $838,647 to $0, and bank account interest income of $11,720. Other expense during Fiscal 2021, of $538,020, consists primarily of interest income from notes receivables of $113,606, net rental income in excess of the SG&A expenses from the space leased at the Company’s corporate headquarters of $230,364, offset by the write-off of the CExchange notes receivable accrued interest of $49,174 and the reserve set for the CExchange notes receivable of $838,647.

PART II

Items 7

Interest Expense

	Year Ended December 31,		Change
	2022	2021	Amount	%
Interest Expense
DGSE	$244,202	$288,236	$(44,034)	-15%
ECHG	$239,491	$415,815	$(176,324)	-42%

Interest expense for DGSE decreased by $44,034 or 15%, in Fiscal 2022 compared to Fiscal 2021. The decrease is primarily due to Farmers State Banks of Oakley Kansas (“FSB”) refinancing of a DGSE loan on November 23, 2021. The refinancing reduced the interest rate from 6.0% to 3.1% annualized. The interest expense for ECHG decreased by $176,324 or 42%, in Fiscal 2022 compared to Fiscal 2021. The decrease is primarily due to FSB refinancing an ECHG loan on November 23, 2021. The refinancing reduced the interest rate from 6.0% to 3.1% annualized.

Income Tax Expense

	Year Ended December 31,		Change
	2022	2021	Amount	%
Income Tax Expense (Benefit)
DGSE	$(1,426,697)	$45,124	$(1,471,821)	-3262%
ECHG	$117,091	$67,684	$49,407	73%

Income tax benefit for Fiscal 2022 totaled $1,309,606 as compared to an income tax expense of $112,808 for Fiscal 2021. See Note 14 for Federal Income Taxes.

Net Income

	Year Ended December 31,		Change
	2022	2021	Amount	%
Net Income
DGSE	$8,305,429	$5,170,517	$3,134,912	61%
ECHG	$7,383,704	$4,878,358	$2,505,346	51%

The Company recorded an increase in net income of $5,640,258, or 56% in Fiscal 2022 compared to Fiscal 2021. The increase in net income is due primarily to an increase of revenue of approximately $41.7 million, the reduction of the reserve against the notes receivable of $838,647 during Fiscal 2022 and the valuation allowance reduction of $1,488,258 against the deferred tax benefit during Fiscal 2022.

PART II

Items 7, 7A

Earnings Per Share

	Year Ended December 31,		Change
	2022	2021	Amount	%

Earnings Per Share	$0.58	$0.37	$0.21	57%

Our net income per basic and diluted shares attributable to holders of our Common Stock increased by $0.21 per share, or 57% in Fiscal 2022 compared to Fiscal 2021. The increase is due primarily from the revenue increase of approximately $41.7 million from Fiscal 2021 to Fiscal 2022, the removal of the reserve against the notes receivable of $838,647 during Fiscal 2022 and the valuation allowance reduction of $1,488,258 against the deferred tax benefit, during Fiscal 2022.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated. Prior year comparisons are included in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for Fiscal 2022.

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$10,019,885	$2,805,063
Investing activities	(229,339)	(4,875,356)
Financing activities	(2,758,725)	2,990,405

Net increase in cash and cash equivalents	$7,031,821	$920,112

During Fiscal 2022, cash provided by operations totaled $10,019,885, which was primarily driven by net income of $15,689,133, reduction from non-cash charges, net of $801,653, the increase in accounts payable and accrued expenses of $1,367,713 and a decrease in other assets of $985,509. In addition, the foregoing was further offset by the increase of trade receivables of $856,660, the increase in inventories of $4,707,349, the increase in prepaid expenses of $792,778 and the reduction of customer deposits and other liabilities of $896,742.

During Fiscal 2022, cash used in investing totaled $229,339 which primarily consisted of the purchase of equipment and additional property build-out of $272,748 and the additional net cash payment concerning the Avail Transaction of $216,988, offset by the receipt of $260,397 from notes receivable.

During Fiscal 2022, cash used in financing totaled $2,758,725 which primarily consisted of principal payments made against the notes payable loans of $1,058,725 and payments made against the Company’s line of credit of $1,700,000.

On November 23, 2021, the Company secured a 36-month line of credit from FSB for $3,500,000 at 3.1% annual interest rate. A line of credit of up to $3,500,000 with Texas Bank and Trust was immediately closed with a $0 outstanding balance. Our line of credit with FSB is to fund any cash shortfalls that the Company may have from time-to-time during the life of the line of credit. Also, from time-to-time, inventory levels have been adjusted to meet seasonal demand or in order to meet working capital requirements. Management believes there are enough capital resources to meet working capital requirements. If additional working capital is required, additional loans can be obtained from individuals or from other commercial banks.

PART II

Items 7, 7A

Management expects our capital expenditures to total approximately $750,000 during the next 12 months. These expenditures will be largely driven by the purchase of equipment, the build-out of corporate office space in the Company headquarters and the potential purchase and build-out of any additional DGSE retail buildings. As of December 31, 2022, there were no commitments outstanding for capital expenditures.

In the event of significant growth in retail and wholesale jewelry sales and recycling demand, whether purchases or services, the demand for additional working capital will increase due to a related need to stock additional jewelry inventory, increases in wholesale accounts receivable and the purchasing of recycled material. Historically, operations has funded these activities.

The Company has historically renewed, extended, or replaced short-term debt as it matures, and management believes that we will be able to continue to do so in the near future.

The Company leases certain of its facilities under operating leases. The minimum rental commitments under non-cancellable operating leases as of December 31, 2022 are as follows:

Operating Leases	Total	2023	2024	2025	2026	Thereafter

DGSE	$1,911,781	$541,984	$552,414	$412,269	$355,000	$50,114

ECHG	4,582,587	1,357,381	1,396,129	1,321,297	474,326	33,454

Total	$6,494,368	$1,899,365	$1,948,543	$1,733,566	$829,326	$83,568

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our shareholders.

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

 PART II

Items 7, 7A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required because we are a “Smaller Reporting Company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

Year Ended December 31,	2022	2021
Revenue:
Sales	$182,685,854	$140,966,078
Cost of goods sold	137,858,768	109,744,919
Gross margin	44,827,086	31,221,159
Expenses:
Selling, General & Administrative Expenses	29,430,723	20,798,095
Depreciation and Amortization	1,451,834	926,095
Total cost of revenue	30,882,557	21,724,190

Operating income	13,944,529	9,496,969
Other income from loan forgiveness	-	1,668,200
Other income (expense), net	918,691	(299,435)
Interest expense	483,693	704,051
Income before income taxes	14,379,527	10,161,683
Income tax expense (benefit)	(1,309,606)	112,808
Net income	$15,689,133	$10,048,875

Earnings per share:
Basic	$0.58	$0.37
Diluted	$0.58	$0.37

Weighted average shares outstanding:
Basic	26,924,631	26,924,631
Diluted	26,939,631	26,939,631

The accompanying notes are an integral part of these consolidated financial statements.

Table of Cntents

PART II

Item 8

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2022	2021

Assets
Current assets:
Cash and cash equivalents	$17,169,969	$10,138,148
Trade receivables, net of allowances	7,949,775	7,166,533
Notes receivable, net of allowance	578,250	-
Inventories	18,755,785	14,048,436
Deferred tax asset	1,488,258	-
Current right-of-use assets from operating leases	1,683,060	1,604,736
Prepaid expenses	1,231,817	439,038
Other current assets	35,113	969,624

Total current assets	48,892,027	34,366,515
Property and equipment, net	9,393,802	9,806,188
Goodwill	3,621,453	6,140,465
Intangible assets, net	4,993,545	3,024,245
Operating lease right-of-use assets, less current portion	4,189,621	5,692,141
Other assets, less current portion	186,761	237,761
Total assets	$71,277,209	$59,267,315

Liabilities and stockholders equity
Current liabilities:
Accounts payable-trade	$3,358,881	$2,488,396
Line of credit	-	1,700,000
Notes payable	1,250,702	1,065,794
Current operating lease liabilities	1,686,997	1,573,824
Accrued expenses	2,286,594	1,789,366
Customer deposits and other liabilities	282,482	1,179,224
Total current liabilities	8,865,656	9,796,604
Notes payable, less current portion	14,726,703	15,970,337
Operating lease liabilities, less current portion	4,368,400	5,873,057
Total liabilities	27,960,759	31,639,998

Commitments and contingencies
Stockholders equity:
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and outstanding
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	269,246	269,246
Additional paid-in capital	40,173,000	40,173,000
Retained earnings (accumulated deficit)	2,874,204	(12,814,929)
Total stockholders equity	43,316,450	27,627,317
Total liabilities and stockholders equity	$71,277,209	$59,267,315

The accompanying notes are an integral part of these consolidated financial statements.

Table of Cntents

PART II

Item 8

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENTS

Year Ended December 31,	2022	2021

Operations
Net income	$15,689,133	$10,048,875
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, amortization, and other	1,451,834	926,095
Bad debt expense	120,554	83,003
Other income from forgiveness of Federal Loan	-	(1,668,200)
Income tax valuation allowance reduction	(1,488,258)	-
Write-off (reserve reduction) of notes receivable and accrued interest receivable	(838,647)	887,821
Changes in operating assets and liabilities:
Trade receivables	(903,796)	(3,969,701)
Inventories	(4,707,349)	(3,554,802)
Prepaid expenses	(792,778)	(60,996)
Other assets	985,509	(1,024,234)
Accounts payable and accrued expenses	1,367,713	752,379
Operating leases	32,712	27,275
Customer deposits and other liabilities	(896,742)	357,548

Net cash provided by operations	10,019,885	2,805,063

Investing
Investment in note receivable	-	(300,000)
Payments from note receivable	260,397	61,353
Purchase of property and equipment	(272,748)	(3,138,715)
Acquisition of Avail Recovery Solutions' assets, net of cash acquired	-	(1,511,130)
Additional cash payment for Avail Recovery Solutions' assets	(216,988)	-
Acquisition of Cexchange assets, net of cash acquired	-	13,136

Net cash used in investing	(229,339)	(4,875,356)

Financing
Payments on notes payable, related party	-	(268,793)
Payments on notes payable	(1,058,725)	(212,802)
Proceeds from line of credit	-	1,700,000
Payments on line of credit	(1,700,000)	-
Proceeds from notes payable for retail and office buildings	-	1,772,000

Net cash provided by (used in) financing	(2,758,725)	2,990,405

Net change in cash and cash equivalents	7,031,821	920,112
Cash and cash equivalents, beginning of period	10,138,148	9,218,036

Cash and cash equivalents, end of period	$17,169,969	$10,138,148

Supplemental Disclosures
Cash paid during the period for:
Interest	$491,828	$688,391
Income taxes	$133,000	$86,000
Non-cash activities:
Transfer Avail goodwill to intangibles	$2,736,000	$-
Acquisition of Cexchange assets and liabilities through forgiveness of debt	$-	$1,555,892
Notes payable, related party refinanced directly by Farmers State Bank	$-	$9,091,049

The accompanying notes are an integral part of these consolidated financial statements.

Table of Cntents

PART II

Item 8

ENVELA CORPORATION AND SBDISIARIES

CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance at January 1, 2021	26,924,631	$269,246	$40,173,000	$(22,863,804)	$17,578,442

Net income	-	-	-	10,048,875	10,048,875

Balance at December 31, 2021	26,924,631	269,246	40,173,000	(12,814,929)	27,627,317

Net income	-	-	-	15,689,133	15,689,133

Balance at December 31, 2022	26,924,631	$269,246	$40,173,000	$2,874,204	$43,316,450

The accompanying notes are an integral part of these consolidated financial statements.

Table of Cntents

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

Principles of Consolidation and Nature of Operations

Envela and its subsidiaries engage in diverse business activities within the re-commerce sector. These activities include being one of the nation’s premier authenticated re-commerce retailers of luxury hard assets; providing end-of-life asset recycling; offering data destruction and IT asset management; and providing products, services, and solutions to industrial and commercial companies. Envela operates primarily via two segments. Its commercial-services segment is led by subsidiary ECHG, and its direct-to-consumer segment is led by subsidiary DGSE. Envela reports its revenue and operating expenses based on these two operating segments. We also include segment information in the notes to our financial statements. Envela is a Nevada corporation, headquartered in Irving, Texas.

Envela primarily makes a resale marketplace for previously-owned products via its two business segments, a direct-to-consumer business (DGSE) and a commercial services business (ECHG). Our direct-to-consumer portfolio primarily operates multiple brick-and-mortar and online marketplaces. Where our commercial services portfolio offers custom re-commerce solutions to meet the needs of diverse clients, including Fortune 500 companies.

For additional business operations for both DGSE and ECHG, see Note 10 – Segment Information..

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

Inventories

DGSE’s inventory is valued at the lower of cost or net realizable value (“NRV”). The Company acquires a majority of its inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and collectibles. The Company acquires these items based on its own internal estimate of the fair market value of the items at the time of purchase. DGSE considers factors such as the current spot market price of precious metals and current market demand for the items being purchased. DGSE supplements these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases of new merchandise can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on the Company’s consolidated balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance. The majority of the Company’s inventory has some component of its value that is based on the spot market price of precious metals. Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of the Company’s inventory and could positively or negatively impact the profitability of the Company. The Company regularly monitors these fluctuations to evaluate any necessary impairment to its inventory.

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

The inventory listed in Note 3, and for the time period until November 15, 2026, is pledged as collateral against the $3,500,000 FSB line of credit and the FSB notes with DGSE and ECHG. For the FSB notes, see Note 9 – Long-Term Debt.

Table of Cntents

PART II

Item 8

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is provided for using the straight-line method over the anticipated economic useful lives of the related property. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. There were no impairments recorded during Fiscal 2022 and Fiscal 2021.

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

Impairment of Long-Lived Assets, Amortized Intangible Assets and Goodwill

The Company performs impairment evaluations of its long-lived assets, including property, equipment, and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on the Company’s evaluations, no impairment was required as of December 31, 2022 or 2021.

Goodwill is evaluated for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting segment to which the goodwill has been assigned, versus the sum of the carrying value of the assets and liabilities of that segment including the assigned goodwill value. Goodwill is tested at the segment level and is the only intangible asset with an indefinite life on the balance sheet.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the notes receivable and notes payable approximate fair value because the underlying instruments have an interest rate that reflects current market rates. None of these instruments are held for trading purposes.

Advertising Costs

DGSE’s advertising costs are expensed as incurred and amounted to $723,889 and $406,775 for Fiscal 2022 and Fiscal 2021, respectively. ECHG’s advertising costs are expensed as incurred and amounted to $49,977 and $52,617 For Fiscal 2022 and Fiscal 2021, respectively.

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

For Fiscal 2022 and 2021, besides the normal timing to clear credit cards and financing collections, DGSE’s accounts receivable balance consisted of wholesale dealers that are current, therefore no reserve was established as of December 31, 2022 and 2021. Once a reserve is established, and an amount is considered to be uncollectable it is to be written off against the reserve. We revisit the reserve periodically, but no less than annually, with the same analytical approach in order to determine if the reserve needs to be increased or decreased, based on the risk profile of open accounts receivable at that point.

Table of Cntents

PART II

Item 8

ECHG has a more sizable accounts receivable balance of $7,110,535 at December 31, 2022 and $6,661,042 as of December 31, 2021. Collectability of accounts receivable are viewed on an ongoing basis which includes historical payment rates. Upon evaluating the trade receivables balance for historical payment rates, we follow the simplified approach allowance methodology, as mentioned above. We reserved $51,735 for Fiscal 2022 and $1,583 for Fiscal 2021.

A summary of the Allowance for Doubtful Accounts is presented below:

	December 31,
	2022	2021

Beginning Balance	$1,583	$-
Bad debt expense (+)	120,554	83,003
Receivables written off (-)	(70,403)	(81,420)
Ending Balance	$51,734	$1,583

Notes Receivable

ECHG holds two notes receivable from CExchange as of December 31, 2022 and 2021. During Fiscal 2021, management learned the two notes may not have been recoverable. Management reserved the full amount of the outstanding and unpaid notes receivable of $900,000 and wrote-off the outstanding and unpaid accrued interest associated with the notes receivable of $49,174. The notes receivable of $900,000 and $49,174 of accrued interest receivable were charged to other expense during Fiscal 2021. Subsequent to reserving the note of $900,000 during Fiscal 2021, a partial payment was received of $61,353, reducing the amount of the reserve to $838,647, as of December 31, 2021. On October 25, 2022, ECHG received $260,397 of the reserved $838,647 notes receivable. Upon receipt of the partial payment, management believed, from the information available, that the remaining and unpaid notes receivable of $578,250, would probably be received in full. The reserve was reduced to $0, recording $838,647 as other income, thereby restoring the balance of the notes receivable, net to $578,250, as of December 31, 2022. The full payment of the remaining $578,250 was received on January 17, 2023. Interest receivable was written off against the reserve in Fiscal 2021. See Note 18 – Subsequent Events for interest received.

Short-Term Financing

On November 23, 2021, the Company secured a 36 month line of credit from FSB for $3,500,000 at 3.1% annual interest rate with a maturity date of November 23, 2024. As of December 31, 2022, and December 31, 2021, the line of credit had a principal and outstanding balance of $0 and $1,700,000, respectively, with accrued and unpaid interest balance of $0 as of December 31, 2022 and $6,005 as of December 31, 2021.

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

Table of Cntents

PART II

Item 8

The Company accounts for its position in tax uncertainties in accordance with U.S. GAAP. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. U.S. GAAP requires a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2022 and 2021.

The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. The Company recognizes accrued interest and penalties resulting from audits by tax authorities in the provision for income taxes in the consolidated statements of operations. During Fiscal 2022 and Fiscal 2021, the Company did not incur any federal income tax interest or penalties.

Revenue Recognition

Accounting Standards Codification (“ASC 606”) provides guidance to identify performance obligations for revenue-generating transactions. The initial step is to identify the contract with a customer created with the sales invoice or a repair ticket. Secondly, to identify the performance obligations in the contract as we promise to deliver the purchased item or promised repairs in return for payment or future payment as a receivable. The third step is determining the transaction price of the contract obligation as in the full ticket price, negotiated price or a repair price. The next step is to allocate the transaction price to the performance obligations as we designate a separate price for each item. The final step in the guidance is to recognize revenue as each performance obligation is satisfied.

Table of Cntents

PART II

Item 8

The following disaggregation of total revenue is listed by sales category and segment for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31, 2022			December 31, 2021
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
DGSE
Resale	$122,468,154	14,240,795	11.6%	$89,146,783	11,022,162	12.4%
Recycled	8,639,279	1,993,644	23.1%	7,572,476	1,586,000	20.9%

Subtotal	131,107,433	16,234,439	12.4%	96,719,259	12,608,162	13.0%

ECHG
Resale	39,747,631	22,119,853	55.7%	32,540,366	14,570,092	44.8%
Recycled	11,830,790	6,472,794	54.7%	11,706,453	4,042,905	34.5%

Subtotal	51,578,421	28,592,647	55.4%	44,246,819	18,612,997	42.1%

	$182,685,854	$44,827,086	24.5%	$140,966,078	$31,221,159	22.1%

For DGSE, revenue for monetary transactions (i.e., cash and receivables) with dealers and the retail public are recognized when the merchandise is delivered, and payment has been made either by immediate payment or through a receivable obligation at one of our over-the-counter retail stores. Revenue is recognized upon the shipment of goods when retail and wholesale customers have fulfilled their obligation to pay, or promise to pay, through e-commerce or phone sales. Shipping and handling costs are accounted for as fulfillment costs after the customer obtains control of the goods.

Crafted-precious-metal items at the end of their useful lives are sold for its precious metal contained. The metal is assayed to determine the precious metal content, a price is agreed upon and payment is made usually within two days. Revenue is recognized from the sale once the performance obligation is satisfied.

In limited circumstances, merchandise is exchanged for similar merchandise and/or monetary consideration with both dealers and retail customers, for which revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 845, Nonmonetary Transactions. When merchandise is exchanged for similar merchandise and there is no monetary component to the exchange, there is no revenue recognized. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When merchandise is exchanged for similar merchandise and there is a monetary component to the exchange, revenue is recognized to the extent of the monetary assets received that determines the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

Table of Cntents

PART II

Item 8

The Company offers the option of third-party financing for customers wishing to borrow money for the purchase. The customer applies on-line with the third party and upon going through the credit check will be approved or denied. If accepted, the customer is allowed to purchase according to the limits set by the finance company. Revenue is recognized from the sale upon the promise of the financing company to pay.

DGSE’s return policy covers retail transactions. In some cases, customers may return a product purchased within 30 days of the receipt of the items for a full refund. Also, in some cases customers may cancel the sale within 30 days of making a commitment to purchase the items. Additionally, a customer may return an item for full refund if they can demonstrate that the item is not authentic, or there was an error in the description of the piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. DGSE has established an allowance for estimated returns related to Fiscal 2022 sales, which is based on our review of historical returns experience and reduces our reported revenues and cost of sales accordingly. As of December 31, 2022 and 2021, our allowance for returns remained the same at approximately $28,000 for both years.

A significant amount of revenue (17.9%) stems from sales to one precious metals partner, which relationship constitutes Envela’s single largest source of revenues for Fiscal 2022. However, the Company believes that the products it sells is marketable to numerous sources at competitive prices.

ECHG has several revenue streams and recognize revenue according to ASC 606 at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to the customer. The revenue streams are as follows;

Outright sales are recorded when product is shipped and title transferred. Once the price is established and the terms are agreed to and the product is shipped and title is transferred, the revenue is recognized. ECHG has fulfilled its performance obligation with an agreed upon transaction price, payment terms and shipping the product.

ECHG recognizes refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring the control of the promised goods that are identified in the customer contract. The initial invoice is recognized in full when our performance obligation is satisfied, as stated in the first sentence. Under the guidance of ASC 606, an estimate of the variable consideration that are expected to be entitled is included in the transaction price stated at the current precious metal spot price and weight of the precious metal. An adjustment to revenue is made in the period once the underlying weight and any precious metal spot price movement is resolved, which is usually around six (6) weeks. Any adjustment from the resolution of the underlying uncertainty is netted with the settlement due from the original contract.

ECHG also provides recycling services according to a Scope of Work (“SOW”). Services are recognized based on the number of units processed by a preset price per unit. Activity reports are produced weekly with the counts and revenue is recognized based on the billing from the weekly reports. Recycling services can be conducted at the ECHG facility, or the recycling services can be performed at the client’s facility. The SOW will determine the charges and whether the service will be completed at the ECHG facility or at the client’s facility. Payment terms are also dictated in the SOW.

Shipping and Handling Costs

Shipping and handling costs amounted to $3,193,742 and $1,367,944, for 2022 and 2021, respectively. Management has determined that shipping and handling costs should be included in cost of goods sold since inventory is what is shipped to and from store locations or to and from vendors.

Taxes Collected from Customers

The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenues or expenses.

Earnings Per Share

Basic earnings per share of Common Stock is computed by dividing net earnings available to holders of our Common Stock by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants outstanding determined using the treasury stock method.

Table of Cntents

PART II

Item 8

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows. Stock-based compensation expense for Fiscal 2022 and Fiscal 2021 amounted to $0 for both years. There were 15,000 stock options that remained unexercised as of December 31, 2022 and 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of and/or potential impairment of goodwill and intangible assets for the reporting units; useful lives of our tangible and intangible assets; allowances for doubtful accounts; valuation allowance; the market value of, and demand for, our inventory and the potential outcome of uncertain tax positions that have been recognized on our consolidated financial statements or tax returns. Actual results and outcomes may differ from management’s estimates and assumptions.

New Accounting Pronouncements

In June 2016, the FASB issued a new credit loss accounting standard ASU 2016-13. The new accounting standard introduces the current expected credit losses methodology for estimating allowances for credit losses which will be based on expected losses rather than incurred losses. We will be required to use a forward-looking expected credit loss methodology for accounts receivable, loans and other financial instruments, requiring immediate recognition of management’s estimates of current expected credit losses. The Company completed its review of its methodology based on expected losses and determined that there was no impact to its consolidated financial statements, results of operations or liquidity. The standard will be adopted upon the effective date for us beginning January 1, 2023 by using a modified retrospective transition approach to align the Company’s credit loss methodology with the new standard. Management is evaluating the financial statement implications of ASU 2016-13.

No other recently issued or effective ASU’s had, or are expected to have, a material impact on the Company’s results of operations, financial condition or liquidity.

NOTE 2 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At times, such amounts exceed federally-insured limits.

A significant amount of revenue (17.9%) stems from sales to one precious metals partner, which relationship constitutes Envela’s single largest source of revenues for Fiscal 2022. However, the Company believes that the products it sells is marketable to numerous sources at competitive prices.

Table of Cntents

PART II

Item 8

NOTE 3 — INVENTORIES

Inventories consist of the following:

	December 31,	December 31,
	2022	2021
DGSE
Resale	$16,462,749	$10,422,072
Recycle	46,697	11,995

Subtotal	16,509,446	10,434,067

ECHG
Resale	1,858,519	3,350,159
Recycle	387,820	264,210

Subtotal	2,246,339	3,614,369

	$18,755,785	$14,048,436

Table of Cntents

PART II

Item 8

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2022	2021
DGSE
Land	$1,640,219	$1,640,220
Buildings and improvements	2,798,975	2,764,529
Leasehold improvements	1,450,695	1,450,695
Machinery and equipment	1,078,595	1,056,315
Furniture and fixtures	603,944	526,250
Vehicles	22,859	22,859
	7,595,287	7,460,868
Less: accumulated depreciation	(2,651,832)	(2,343,923)

Sub-Total	4,943,455	5,116,945

ECHG
Leasehold improvements	151,647	135,491
Machinery and equipment	1,180,636	1,109,306
Furniture and fixtures	145,950	145,950
	1,478,233	1,390,747
Less: accumulated depreciation	(515,673)	(212,147)

Sub-Total	962,560	1,178,600

Envela
Land	1,106,664	1,106,664
Buildings and improvements	2,502,216	2,456,324
Machinery and equipment	28,627	23,676
	3,637,507	3,586,664
Less: accumulated depreciation	(149,720)	(76,021)

Sub-Total	3,487,787	3,510,643

	$9,393,802	$9,806,188

Depreciation expense was $685,134 and $498,866 for Fiscal 2022 and Fiscal 2021, respectively.

NOTE 5 — ACQUISITIONS

On June 9, 2021, ECHG, entered into the CExchange Transaction, pursuant to which the seller agreed to sell the assets and certain liabilities of CExchange for ECHG’s cancellation and forgiveness of $1,500,000 of the outstanding principal amount under the loan agreement between ECHG and CExchange originally dated February 15, 2020 and accrued and unpaid interest thereunder of $55,892. The remaining $900,000, which represents two notes of $600,000 and $300,000, principal owed to ECHG by CExchange is not a part of the purchase price listed below and was expected to be repaid with any accrued and unpaid interest during the third or fourth fiscal quarters of 2021. We subsequently performed impairment evaluations on the remaining $900,000 principal owed after management learned that it is more likely than not that the $900,000 may not be recoverable. Management concluded that ECHG should reserve the full amount of the outstanding and unpaid notes receivable of $900,000 and wrote-off the outstanding and unpaid accrued interest associated with the notes receivable totaling $49,174. Subsequent to the reserve established for the notes receivable, the Company received $61,353 as partial payment against the notes receivable. This payment was used to reduce the notes receivable reserved amount to $838,647. Management still believed that it was more likely than not that the remaining balance was uncollectable. The remaining notes receivable of $838,647 and $49,174 of accrued interest receivable were charged to other expense during Fiscal 2021. On October 25, 2022, ECHG received $260,397 of the reserved $838,647 notes receivable. Upon receipt of the partial payment, management believed the remaining and unpaid notes receivable of $578,250 would probably be received in full. The reserve was reduced to $0, recording $838,647 as other income, thereby restoring the balance of the notes receivable, net to $578,250, as of December 31, 2022. The full payment of the remaining $578,250 was received on January 17, 2023. Interest receivable was written off against the reserve in Fiscal 2021. See Note 18 – Subsequent Events for interest received.

Table of Cntents

PART II

Item 8

As part of the CExchange Transaction, goodwill was originally recorded as $1,891,477, which is the purchase price less the approximate fair value of the net assets and liabilities purchased. Adjustments were made to the acquiring assets and liabilities of the CExchange Transaction through management evaluation and a third-party valuation. The Company’s goodwill is related to the ECHG segment. ECHG has its own separate financial information to perform goodwill impairment testing. The Company will evaluate goodwill based on cash flows for the ECHG segment. For tax purposes, goodwill is amortized and deductible over fifteen (15) years.

The purchase price allocation of the CExchange Transaction is as follows:

Description	Amount

Assets
Cash	$13,136
Account receivables	93,970
Prepaids	2,594
Deposits	21,419
Intangible assets, trademarks/tradenames	114,000
Intangible assets, customer relationships	345,000
Fixed assets - net	30,697

Liabilities
Account payables	(345,057)
Accrued liabilities	(1,939)

Net assets	273,820

Goodwill	1,282,072

Total Purchase Price	$1,555,892

On October 29, 2021, ECHG entered into the Avail Transaction to purchase all of the assets, liabilities and rights and interests for $4,500,000. The purchase was facilitated by an initial payment of $2,500,000 at closing, with the remaining $2,000,000 represented by the installment note (the “Avail Installment Note”) made by ECHG to the seller to be paid out by 12 quarterly payments starting April 1, 2022, of $166,667 each. See Note 9 to our consolidated financial statements for more information on this loan. The Avail Installment Note for the Avail transaction does not bear interest, but imputed interest rate was determined to be 3.1%.

Table of Cntents

PART II

Item 8

As part of the Avail Transaction, goodwill was preliminarily recorded as $3,491,284, which was the purchase price less the approximate fair value of the net assets and liabilities purchased. On May 31, 2022, an additional cash payment of $216,988 was made due to certain conditions being met concerning the cash balance upon a certain date. The additional cash payment was not part of the Avail Installment Note of $2,000,000 from the initial closing of the Avail Transaction. The additional cash payment increased goodwill and the purchase price amount by $216,988, thereby increasing goodwill for the Avail Transaction to $3,708,273. On September 30, 2022, management identified $2,736,000 of intangibles as part of the Avail Transaction not initially included in the fair value of Avail’s net assets. The intangibles identified of $2,736,000, decreases goodwill by $2,736,000 to $972,272, as shown in the purchase price allocation table below. The Avail Transaction was initially recorded as preliminary, but with the third-party valuation complete, the purchase price allocation below is considered final. The Company’s goodwill is related to the ECHG segment. ECHG has its own separate financial information to perform goodwill impairment testing. The Company will evaluate goodwill based on cash flows for the ECHG segment. For tax purposes, goodwill is amortized and deductible over 15 years. The purchase price allocation of the Avail Transaction is as follows:

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

Table of Cntents

PART II

Item 8

NOTE 6 — GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021, are as follows:

	Year Ended December 31,
	2022	2021

Opening balance	$6,140,465	$1,367,109
Additions (reductions) (1)	(2,519,012)	4,773,356
	$3,621,453	$6,140,465

(1) Additions for Fiscal 2021 totaling $4,773,356 is a combination of the CExchange Transaction on June 9, 2021 of $1,282,072 and the Avail Transaction’s preliminary purchase price allocation on October 29, 2021, of $3,491,284. The reduction in goodwill of $2,519,012 for Fiscal 2022, is a combination of an additional cash payment made on May 31, 2022 of $216,988, which increased goodwill for the Avail Transaction, offset by the reduction of goodwill related to the Avail Transaction by management identifying $2,736,000 of intangible assets that were not initially included in the fair value of Avail’s net assets, reducing goodwill and increasing intangible assets.

The Company’s goodwill is related to the ECHG segment. Goodwill is evaluated for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Based on the Company’s evaluations, no impairment was required as of December 31, 2022 and 2021.

Table of Cntents

PART II

Item 8

NOTE 7 — INTANGIBLE ASSETS

Intangible assets consist of:

	December 31,	December 31,
	2022	2021
DGSE
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(335,502)	(269,502)

Subtotal	35,850	101,850

ECHG
Trademarks (1)	1,483,000	1,483,000
Customer Contracts (1)	1,873,000	1,873,000
Trademarks/Tradenames (2)	114,000	114,000
Customer Relationships (2)	345,000	345,000
Trademarks/Tradenames (3)	1,272,000	-
Customer Relationships (3)	1,464,000	-

	6,551,000	3,815,000
Less: accumulated amortization	(1,593,305)	(892,605)

Subtotal	4,957,695	2,922,395

Total	$4,993,545	$3,024,245

(1) Intangibles relate to the asset purchase agreement of the Echo Legacy Entities on May 20, 2019.

(2) Intangibles relate to the CExchange Transaction on June 9, 2021.

(3) Intangibles relate to the Avail Transaction on October 29, 2021.

Amortization expense was $766,700 and $427,228 for Fiscal years 2022 and 2021, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years follows:

	DGSE	ECHG	Total

2023	30,350	655,100	685,450
2024	5,500	655,100	660,600
2025	-	655,100	655,100
2026	-	655,100	655,100
2027	-	655,100	655,100
Thereafter	-	1,682,195	1,682,195
	$35,850	$4,957,695	$4,993,545

Table of Cntents

PART II

Item 8

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31	December 31
	2022	2021
DGSE
Accrued Interest	$11,624	$12,627
Payroll	146,817	131,325
Property tax	115,222	88,046
Sales tax	153,039	150,070
Other administrative expenses	424	-

Subtotal	427,126	382,068

ECHG
Accrued Interest	8,228	14,547
Payroll	336,226	334,431
Other accrued expenses	7,392	51,506
Unvouchered payables - inventory	803,649	461,481
Material & shipping costs (COGS)	229,159	78,647

Subtotal	1,384,654	940,612

Envela
Accrued Interest	7,543	8,355
Payroll	25,179	25,175
Professional fees	199,508	220,101
Property tax	87,275	84,920
Other administrative expenses	-	18,453
State income tax	155,309	109,682

Subtotal	474,814	466,686

	$2,286,594	$1,789,366

Table of Cntents

PART II

Item 8

NOTE 9 — LONG-TERM DEBT

Long-term debt consists of the following:

	Outstanding Balance
	December 31,	December 31,	Current
	2022	2021	Interest Rate	Maturity
DGSE
Note payable, FSB (1)	$2,668,527	$2,770,729	3.10%	November 15, 2026
Note payable, Truist Bank (2)	874,418	909,073	3.65%	July 9, 2030
Note payable, Texas Bank & Trust (3)	456,187	474,009	3.75%	September 14, 2025
Note payable, Texas Bank & Trust (4)	1,691,020	1,752,446	3.75%	July 30, 2031

DGSE Sub-Total	5,690,152	5,906,257

ECHG
Note payable, FSB (1)	6,054,565	6,286,459	3.10%	November 15, 2026
Line of Credit (5)	-	1,700,000	3.10%	November 15, 2024
Avail Transaction note payable (6)	1,500,000	2,000,000	0.00%	April 1, 2025

ECHG Sub-Total	7,554,565	9,986,459

Envela
Note payable, Texas Bank & Trust (7)	2,732,688	2,843,415	3.25%	November 4, 2025

Sub-Total	15,977,405	18,736,131

Current portion	1,250,702	2,765,794
	$14,726,703	$15,970,337

(1) On November 23, 2021, FSB refinanced prior related party notes held by DGSE and ECHG. The ECHG note was refinanced with a remaining and outstanding balance of $6,309,962, is a five-year promissory note amortized over 20 years at 3.1% annual interest rate. The note has monthly principal and interest payments of $35,292. The DGSE note was refinanced with a remaining and outstanding balance of $2,781,087, is a five-year promissory note amortized over 20 years at 3.1% annual interest rate. The note has monthly principal and interest payments of $15,555.

(2) On July 9, 2020, DGSE closed the purchase of a retail building located at 610 E. Round Grove Road in Lewisville, Texas for $1.195 million. The purchase was partly financed through a $956,000, ten-year loan, bearing an annual interest rate of 3.65%, amortized over 20 years, payable to Truist Bank (f/k/a BB&T Bank). The note has monthly interest and principal payments of $5,645.

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

(5) On November 23, 2021, the Company secured a 36-month line of credit from FSB for $3,500,000 at 3.1% annual interest rate. A line of credit of up to $3,500,000 with Texas Bank and Trust was immediately closed with a $0 outstanding balance.

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

Table of Cntents

PART II

Item 8

Future scheduled principal payments of our note payables and note payables, related party, as of December 31, 2022 are as follows:

Note payable, Farmers State Bank - DGSE

Year Ending December 31,	Amount

2023	$105,428
2024	108,743
2025	112,162
2026	2,342,194
Subtotal	$2,668,527

Note payable, Truist Bank - DGSE

Year Ending December 31,	Amount

2023	$35,988
2024	37,342
2025	38,748
2026	40,206
2027	42,081
Thereafter	680,053
Subtotal	$874,418

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2023	$18,503
2024	19,209
2025	418,475
Subtotal	$456,187

Table of Cntents

PART II

Item 8

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2023	$72,226
2024	74,608
2025	77,070
2026	79,360
2027	81,366
Thereafter	1,306,390
Subtotal	$1,691,020

Note payable, Farmers Bank - ECHG

Year Ending December 31,	Amount

2023	$239,204
2024	246,725
2025	254,483
2026	5,314,153
Subtotal	$6,054,565

Note payable - Justin and Tami Tinkle

Year Ending December 31,	Amount

2023	$666,667
2024	666,667
2025	166,666
Subtotal	$1,500,000

Note payable, Texas Bank & Trust - Envela

Year Ending December 31,	Amount

2023	$112,686
2024	116,476
2025	2,503,526
Subtotal	$2,732,688
$15,977,405

Table of Cntents

PART II

Item 8

Future scheduled aggregate amount of principal payments and maturities of our notes payable as of December 31, 2022 are as follows:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year:	Payments	Maturities	Total
2023	$1,250,702	$-	$1,250,702
2024	1,269,770	-	1,269,770
2025	482,463	3,088,668	3,571,131
2026	119,566	7,656,346	7,775,912
2027	123,447	-	123,447
2028 and thereafter	430,774	1,555,669	1,986,443
Total	$3,676,722	$12,300,683	$15,977,405

NOTE 10 — SEGMENT INFORMATION

We determine our business segments based upon an internal reporting structure. The financial results are based on the following segments: DGSE and ECHG. The DGSE segment includes Dallas Gold & Silver Exchange, which has six retail stores in DFW, and Charleston Gold & Diamond Exchange, which has one retail store in Mt. Pleasant, South Carolina. The ECHG segment includes Echo, ITAD USA, CEX, Teladvance and Avail. These five companies are involved in recycling and the reuse of electronic waste.

The Company’s corporate costs and expenses are allocated to the business segments. The corporate building’s expenses are included in selling, general and administrative expenses since the building is part of the Company’s operations. Depreciation and amortization, other income from rental income, interest expense and income tax expense are also allocated to the Company’s business segments. Management evaluates the operating performance of each segment and makes decisions about the allocation of resources to each segment. The allocations are generally amounts agreed upon by management, which may differ from an arms-length transaction.

Table of Cntents

PART II

Item 8

The following table segments the financial results of DGSE and ECHG for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31, 2022			December 31, 2021
	DGSE	ECHG	Consolidated	DGSE	ECHG	Consolidated

Revenue:
Sales	$131,107,433	$51,578,421	$182,685,854	$96,719,259	$44,246,819	$140,966,078
Cost of goods sold	114,872,994	22,985,774	137,858,768	84,111,097	25,633,822	109,744,919
Gross profit	16,234,439	28,592,647	44,827,086	12,608,162	18,612,997	31,221,159

Expenses:
Selling, general and administrative expenses	8,762,432	20,668,291	29,430,723	7,628,377	13,169,718	20,798,095
Depreciation and amortization	410,759	1,041,075	1,451,834	389,703	536,392	926,095

	9,173,191	21,709,366	30,882,557	8,018,080	13,706,110	21,724,190

Operating income	7,061,248	6,883,281	13,944,529	4,590,082	4,906,887	9,496,969

Other income/expense :
Other income from loan forgiveness	-	-	-	675,210	992,990	1,668,200
Other income (expense)	61,686	857,005	918,691	238,585	(538,020)	(299,435)
Interest expense	244,202	239,491	483,693	288,236	415,815	704,051

Income before income taxes	6,878,732	7,500,795	14,379,527	5,215,641	4,946,042	10,161,683

Income tax expense (benefit)	(1,426,697)	117,091	(1,309,606)	45,124	67,684	112,808

Income from continuing operations	$8,305,429	$7,383,704	$15,689,133	$5,170,517	$4,878,358	$10,048,875

NOTE 11 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted average common shares is as follows:

	Year Ended December 31,
	2022	2021

Basic weighted average shares	26,924,631	26,924,631
Effect of potential dilutive securities	15,000	15,000
Diluted weighted average shares	26,939,631	26,939,631

For the years ended December 31, 2022 and 2021, there were 15,000 Common Stock options, warrants, and Restricted Stock Units (RSUs) unexercised. For the years ended December 31, 2022 and 2021, there were no anti-dilutive shares.

NOTE 12 — COMMON STOCK

In January 2014, the Company’s Board granted 112,000 RSUs to its officers and certain key employees. As of December 31, 2022, no RSUs remain unexercised.

Table of Cntents

PART II

Item 8

NOTE 13 — STOCK OPTIONS AND RESTRICTED STOCK UNITS

On June 21, 2004, our Stockholders approved the adoption of the 2004 Employee Stock Option Plan (the “2004 Employee Stock Option Plan”) that provided for incentive stock options and nonqualified stock options to be granted to key employee and certain directors. Each option vested on either January 1, 2004 or immediately upon issuance thereafter. The exercise price of each option issued pursuant to the 2004 Plan is equal to the market value of our Common Stock on the date of grant, as determined by the closing bid price for our Common Stock on the Exchange on the date of grant or, if no trading occurred on the date of grant, on the last day prior to the date of grant on which our securities were listed and traded on the Exchange. Of the options issued under the 2004 Employee Stock Option Plan, 15,000 remain outstanding. Options issued pursuant to the 2004 Employee Stock Option Plan have no expiration date. The Company previously determined there will be no additional grants under the 2004 Employee Stock Option Plan.

On December 7, 2016, Stockholders of the Company approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares for issuance pursuant to awards issued thereunder. As of December 31, 2022, no awards had been made under the 2016 Plan.

The following table summarizes the activity in common shares subject to options and warrants:

	Years Ended December 31,
	2022		2021
		Weighted		Weighted
		average exercise		average exercise
	Shares	price	Shares	price

Outstanding at beginning or year	15,000	$2.17	15,000	$2.17
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of year	15,000	$2.17	15,000	$2.17

Options exercisable at end of year	15,000	$2.17	15,000	$2.17

The 15,000 options exercisable at the end of the year are potential dilutive shares.

Information about stock options outstanding at December 31, 2022 is summarized as follows:

	Options Outstanding and Exercisable

		Weighted average
		remaining		Weighted	Aggregate
	Number	contractual life		average	intrinsic
Exercise price	outstanding	(Years)		exercise price	value
$2.13	10,000	NA	(1)	$2.13	$31,300
$2.25	5,000	NA	(1)	$2.25	$15,050

	15,000				$46,350

Options currently issued pursuant to the Company’s 2004 Employee Stock Option Plans have no expiration date. The aggregate intrinsic values in the above table were based on the closing price of our Common Stock of $5.26 as of December 31, 2022. During Fiscal years 2022 and 2021, there was $0 recognized in stock-based compensation expense.

Table of Cntents

PART II

Item 8

NOTE 14 — INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory from continuing operations Federal rate follows:

	2022	2021

Tax Expense at Statutory Rate	$3,019,701	$2,133,953
Valuation Allowance	(4,513,493)	(1,787,132)
Non-Deductible Expenses and Other	5,534	3,501
PPP Loan Forgiveness	-	(350,322)
State Taxes, Net of Federal Benefit	178,652	112,808
Income tax expense (benefit)	$(1,309,606)	$112,808

Current	$178,652	$112,808
Deferred benefit	(1,488,258)	-
Total	$(1,309,606)	$112,808

Deferred income taxes are comprised of the following at December 31, 2022 and 2021:

	2022	2021
Deferred tax assets (liabilities):
Inventories	$46,557	$39,433
Stock options and other	6,836	6,836
Contingencies and accruals	57,822	224,240
Property and equipment	(442,012)	(297,984)
Net operating loss carryforward	1,727,126	4,500,023
Goodwill and intangibles	91,929	40,945
Total deferred tax assets, net	1,488,258	4,513,493

Valuation allowance	-	(4,513,493)
Net Deferred tax asset	$1,488,258	$-

A valuation allowance of $4,513,493 was recorded against the net deferred tax asset balance as of December 31, 2021. For the year ended December 31, 2022 a release of the valuation allowance of $4,513,493 is recorded. Management considers both positive and negative evidence that could effect the future realization of deferred tax assets. As of December 31, 2022, in part due to 3 years of cumulative pretax income, management has determined that there is sufficient evidence to conclude it is more likely than not that net deferred taxes of $1,488,258 are realizable and therefore reduced the valuation allowance accordingly.

As of December 31, 2022, the Company had approximately $8,224,409 of net operating loss carry-forwards related to Superior Galleries’ post acquisition operating losses and other operating losses incurred by the Company’s other operations. These carry-forwards will expire starting in 2034 if not utilized.

Table of Cntents

PART II

Item 8

NOTE 15 — LEASES

The Company has nine operating leases, five in DFW, two in Mount Pleasant, South Carolina and two in Chandler, Arizona. ECHG has two leases in Chandler, Arizona and two leases in DFW, with a total of approximately 246,000 square feet under lease. DGSE has two leases in Charleston, South Carolina and three leases in DFW, with a total of approximately 26,000 square feet under lease.

All nine leases are triple net leases that pay their proportionate amount of common area maintenance, property taxes and property insurance. Leasing costs for Fiscal 2022 and Fiscal 2021 was $2,597,528 and $2,109,104, respectively. These lease costs consist of a combination of minimum lease payments and variable lease costs.

As of December 31, 2022, the weighted average remaining lease term and weighted average discount rate for operating leases was 3.29 years and 4.4%, respectively. The Company’s future operating lease obligations that have not yet commenced are immaterial. The cash paid for operating lease liabilities for Fiscal 2022 and Fiscal 2021 was $2,564,815 and $2,300,630, respectively.

Future annual minimum lease payments as of December 31, 2022:

Operating
Leases
DGSE
2023	541,984
2024	552,414
2025	412,269
2026	355,000
2027 and thereafter	50,114
Total minimum lease payments	1,911,781
Less imputed interest	(146,921)
DGSE Sub-Total	1,764,860

ECHG
2023	1,357,381
2024	1,396,129
2025	1,321,297
2026	474,326
2027 and thereafter	33,454
Total minimum lease payments	4,582,587
Less imputed interest	(292,050)
ECHG Sub-Total	4,290,537
Total	6,055,397
Current portion	1,686,997
$4,368,400

Table of Cntents

PART II

Item 8

NOTE 16 — RELATED-PARTY TRANSACTIONS

The Company has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (“Related Party”). Under this policy, all Related Party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with the Company’s best interests and the best interests of its shareholders. Among other factors, the Company’s Board considers the size and duration of the transaction, the nature and interest of the of the Related Party in the transaction, whether the transaction may involve a conflict of interest and if the transaction is on terms that are at least as favorable to the Company as would be available in a comparable transaction with an unaffiliated third party. Envela’s Board reviews all Related Party transactions at least annually to determine if it is in the Board’s best interests and the best interests of the Company’s shareholders to continue, modify, or terminate any of the Related Party transactions. Envela’s Related Person Transaction Policy is available for review in its entirety under the “Investors” menu of the Company’s corporate relations website at www.envela.com.

NOTE 17 — DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan covers substantially all employees who have completed one month of service. Participants can contribute up to 15% of their annual salary subject to Internal Revenue Service limitations. The Company matched 10% of the employee’s contribution up to 6% of the employee’s salary for the Fiscal 2022 and Fiscal 2021 plans.

NOTE 18 — SUBSEQUENT EVENTS

On January 17, 2023, the remaining balance of the notes receivable from the CExchange Transaction, of $578,250, was received. With the receipt of these funds, an additional amount of $94,115 was received, representing interest receivable on the notes. Interest receivable was written off against the reserve in Fiscal 2021. Since the interest receivable was written-off against the reserve in Fiscal 2021, they are to be recognized when they are received. Therefore, the additional interest received of $94,115 will be recognized in Fiscal 2023.

Table of Cntents

PART II

Item 9, 9A

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b) and Rule 15d-15(b) under the Exchange Ace, our management, with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, the Company’s principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to be provide the reasonable assurance of the foregoing.

We believe, however, that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving their objectives, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over financial reporting and for our assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, and with respect to us as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles that achieve certain specified controls over the records of business transactions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessments, management has concluded that, as of December 31, 2022, the internal control over financial reporting is effective.

The Company is not required to provide an attestation report of our registered public accounting firm pursuant to rules promulgated by the SEC.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2022, no changes occurred that the Company’s management believes have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II

Item 9B, 9C

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART II

Item 9B, 9C

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Envela Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envela Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Realizability of Deferred Tax Assets

Description of the Matter

As discussed in Note 14 to the consolidated financial statements, the Company considers the need for a valuation allowance based on their assessment of the realizability of the Company’s deferred tax assets.  As of December 31, 2022, the balance of the Company’s net deferred tax assets was approximately $1.5 million.  A significant portion of the deferred tax assets are subject to future expiration. Management performs an analysis to determine whether sufficient future taxable income will be generated to support the realization of deferred tax assets prior to expiration in order to determine the need for a valuation allowance adjustment. This analysis involves a high degree of subjectivity and significant judgment.

The principal considerations for our procedures relating to the realizability of deferred tax assets as a critical audit matter is that there was significant judgment by management in evaluating how the current economic environment could impact management’s projections of future taxable income. This required significant auditor judgment to evaluate management’s analysis of the overall realizability of deferred tax assets.

How We Addressed the Matter in Our Audit

The primary procedures we performed included evaluating the quantitative and qualitative analysis management prepares to determine realizability of deferred tax assets. This analysis includes consideration of past years income, taxable income as well as management’s consideration of how the current economic environment could impact future operating results.

/s/Whitley Penn LLP

We have served as the Company’s auditor since 2012.

Dallas, Texas

March 16, 2023

PART III

Items 10, 11, 12, 13, 14

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2023 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2023 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2023 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2023 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2023 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Part IV

Item 15

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

Index to Exhibits

PART IV

Item 15

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Amended and Restated By-laws, dated March 23, 2021		X	10-Q	May 5, 2021	3.1

3.2	Certificate of Amendment to Articles of Incorporation, Dated December 12, 2019		X	8-K	December 16, 2019	3.1

4.1	Specimen Common Stock Certificate		X	S-4	February 26, 2007	4.1

4.2	Description of Capital Stock	X

10.1	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.5

10.2	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	September 16, 2011	10.7

10.3	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	October 28, 2011	10.2

10.4	Form of Indemnification Agreement between DGSE Companies, Inc. and each Officer and director of DGSE		X	8-K	February 12, 2016	10.1

10.5	Registration Rights Agreement by and among DGSE Companies, Inc., Elemetal, LLC, and NTR Metals, LLC dated as of December 9, 2016		X	8-K	December 9, 2016	10.1

10.6	Purchase agreement, dated September 14, 2020, for the Irving, Texas office building purchased by Envela Corporation		X	10-Q	October 5, 2020	10.3

10.7	Purchase Agreement Dated May 6, 2021, for The Frisco, Texas location, by and between DGSE, LLC and KMTHT Holding, LLC		X	10-Q	August 4, 2021	10.1

10.8	2016 Long-Term Incentive Plan		X	10-K/	March 27, 2014	21.1

21.1	Subsidiaries of the Registrant	X		10-K	March 16, 2023	21.1

23.1	Consent of Whitley Penn LLP	X

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

PART IV

Item 16

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVELA CORPORATION

By:	/s/ JOHN R. LOFTUS	Dated: March 16, 2023
John R. Loftus Chairman of the Board, Chief Executive Officer, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN R. LOFTUS	Dated: March 16, 2023
John R. Loftus Chairman of the Board, Chief Executive Officer, President (Principal Executive Officer)

By:	/s/ BRET A. PEDERSEN	Dated: March 16, 2023
Bret A. Pedersen Chief Financial Officer (Principal Accounting Officer)

By:	/s/ RICHARD D. SCHEPP	Dated: March 16, 2023
Richard D. Schepp Director

By:	/s/ ALEXANDRA C. GRIFFIN	Dated: March 16, 2023
Alexandra C. Griffin Director

By:	/s/ JIM R. RUTH	Dated: March 16, 2023
Jim R. Ruth Director

By:	/s/ ALLISON M. DeSTEFANO	Dated: March 16, 2023
Allison M. DeStefano Director

