Form 10-Q
period 2023-03-31
Envela Corp
filed 2023-05-03
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

 __________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 001-11048

__________________________

ENVELA CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

__________________________

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

As of May 3, 2023, the registrant had 26,924,631 shares of common stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)	(Unaudited)
Three Months Ended March 31,	2023	2022
Revenue:
Sales	$48,389,040	$47,415,098
Cost of goods sold	36,979,138	37,704,064

Gross margin	11,409,902	9,711,034

Expenses:
Selling, General & Administrative Expenses	7,905,303	6,559,755
Depreciation and Amortization	354,351	291,947

Total operating expenses	8,259,654	6,851,702

Operating income	3,150,248	2,859,332
Other income (expense), net	210,779	(58,576)
Interest expense	117,064	123,239

Income before income taxes	3,243,963	2,677,517
Income tax expense	717,646	30,292

Net income	$2,526,317	$2,647,225

Basic earnings per share:
Net income	$0.09	$0.10

Diluted earnings per share:
Net income	$0.09	$0.10

Weighted average shares outstanding:
Basic	26,924,631	26,924,631
Diluted	26,939,631	26,939,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$20,352,709	$17,169,969
Trade receivables, net of allowances	8,291,353	7,949,775
Notes receivable, net of allowances	-	578,250
Inventories	19,105,838	18,755,785
Deferred tax asset	1,140,002	1,488,258
Current right-of-use assets from operating leases	1,700,508	1,683,060
Prepaid expenses	1,279,664	1,231,817
Other current assets	252,387	35,113

Total current assets	52,122,461	48,892,027
Property and equipment, net	9,228,454	9,393,802
Goodwill	3,621,453	3,621,453
Intangible assets, net	4,813,270	4,993,545
Operating lease right-of-use assets	3,757,873	4,189,621
Other assets	198,447	186,761

Total assets	$73,741,958	$71,277,209

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$2,746,229	$3,358,881
Notes payable	1,246,961	1,250,702
Current operating lease liabilities	1,827,285	1,686,997
Accrued expenses	2,077,832	2,286,594
Customer deposits and other liabilities	1,767,088	282,482

Total current liabilities	9,665,395	8,865,656
Notes payable, less current portion	14,419,637	14,726,703
Long-term operating lease liabilities, less current portion	3,814,159	4,368,400

Total liabilities	27,899,191	27,960,759

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized;
26,924,631 shares issued and outstanding	269,246	269,246
Additional paid-in capital	40,173,000	40,173,000
Retained earnings	5,400,521	2,874,204

Total stockholders’ equity	45,842,767	43,316,450

Total liabilities and stockholders’ equity	$73,741,958	$71,277,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2023	2022
	(Unaudited)	(Unaudited)
Operations
Net income	$2,526,317	$2,647,225
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, amortization, and other	354,351	291,947
Bad debt expense	(13,091)	-
Deferred Taxes	348,256	-
Changes in operating assets and liabilities:
Trade receivables	(328,487)	1,809,397
Inventories	(350,053)	(573,139)
Prepaid expenses	(47,847)	(173,436)
Other assets	(228,959)	(794,731)
Accounts payable and accrued expenses	(821,413)	81,088
Operating leases	346	5,449
Customer deposits and other liabilities	1,484,605	64,969

Net cash provided by operations	2,924,025	3,358,769

Investing
Payments from notes receivable	578,250	-
Purchase of property and equipment	(8,728)	(93,384)

Net cash provided by (used in) investing	569,522	(93,384)

Financing
Payments on notes payable	(310,807)	(206,274)
Payments on line of credit	-	(1,700,000)

Net cash used in financing	(310,807)	(1,906,274)

Net change in cash and cash equivalents	3,182,740	1,359,111
Cash and cash equivalents, beginning of period	17,169,969	10,138,148

Cash and cash equivalents, end of period	$20,352,709	$11,497,259

Supplemental Disclosures
Cash paid during the period for:
Interest	$116,061	$129,989
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended March 31, 2022 and 2023

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at January 1, 2022	26,924,631	$269,246	-	$-	$40,173,000	$(12,814,929)	$27,627,317

Net Income	-	-	-	-	-	2,647,225	2,647,225

Balances at March 31, 2022	26,924,631	$269,246	-	$-	$40,173,000	$(10,167,704)	$30,274,542

	Common Stock		Preferred Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances at January 1, 2023	26,924,631	$269,246	-	$-	$40,173,000	$2,874,204	$43,316,450

Net Income	-	-	-	-	-	2,526,317	2,526,317

Balances at March 31, 2023	26,924,631	$269,246	-	$-	$40,173,000	$5,400,521	$45,842,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

These unaudited interim condensed consolidated financial statements of Envela Corproration, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X prescribed by the Securities and Exchange Commission (the “SEC”). Pursuant to the SEC’s rules and regulations, they do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 (“fiscal 2023”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“fiscal 2022”) of Envela filed with the SEC on March 16, 2023 (the “2022 Annual Report”).

Contemporaneously with filing this Form 10-Q, we updated our two reportable segments by renaming the ECHG segment the “Commercial” segment and the DGSE segment the “Consumer” segment. The segment name changes did not result in any change to the composition of the Company’s operations and therefore did not result in any change to the historical results. Our operations conducted by each of our segments are more specifically described below.

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 — PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

Envela and its subsidiaries engage in diverse business activities within the recommerce sector. These activities include being one of the nation's premier authenticated recommerce retailers of luxury hard assets; providing end-of-life asset recycling and resale to businesses, organization and retail consumers; offering data destruction and IT asset management; and providing products, services and solutions to industrial and commercial companies. Envela operates primarily via two operating and reportable segments. Our consumer segment, formerly known as the DGSE segment, operates DGSE, LLC (“DGSE”), Dallas Gold & Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands. Our commercial segment, formerly known as the ECHG segment, operates ECHG, LLC (“ECHG”), Echo Environmental Holdings, LLC (“Echo”), ITAD USA Holdings, LLC (“ITAD USA”), Teladvance, LLC (“Teladvance”), CEX Holdings, LLC (“CEX”) and Avail Recovery Solutions, LLC (“Avail”). Envela is a Nevada corporation, headquartered in Irving, Texas.

Our consumer segment primarily buys and resells or recycles luxury hard assets like jewelry, diamonds, gemstones, fine watches, rare coins and related collectibles, precious-metal bullion products, gold, silver and other precious-metals. We operate seven jewelry stores at both the retail and wholesale levels throughout the United States via its facilities in Texas and South Carolina. The Company expects to expand soon to Arizona, see Note 16 – Subsequent Events, to these interim condensed consolidated financial statements. The consumer segment is currently promoting and building their Bullion Express brand into a leading on-line seller of bullion. Buying and selling items for their precious-metals content is a major method by which we are marketed. The consumer segment also offers jewelry repair services, custom-made jewelry and consignment items, and maintains relationships with refiners for precious-metal items that are not appropriate for resale. We also maintain a presence in the retail market through websites, www.dgse.com, www.cgdeinc.com and www.bullionexpress.com.

Our commercial segment, primarily buys electronic components from business and other organizations, such as school districts, for end-of-life recycling and resale, or to add life to electronic devices by data destruction and refurbishment for reuse. We also conduct such recycling and resale at the retail level. We focus on end-of-life electronics recycling and sustainability and ITAD USA provides IT equipment disposition, including compliance and data sanitization services. Teladvance, CEX and Avail operate as value-added resellers by providing offerings and services to companies looking either to upgrade capabilities or dispose of equipment. Like the consumer segment, the commercial segment also maintains relationships with refiners or recyclers to which it sells valuable materials it extracts from electronics and IT equipment that are not appropriate for resale or reuse. The commercial segment’s customers are companies and organizations that are based domestically and internationally.

For additional information on the businesses of both the consumer and commercial segments, see “Item 1. Business – Operating Segments” in the Company’s 2022 Annual Report.

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

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to the commercial segment only and not the entire Company. The commercial segment has its own, separate financial information to perform goodwill impairment testing at least annually or if events indicate that those assets may be impaired. As a result of the current market and economic conditions related to surging inflation and the war between Ukraine and Russia, in accordance with step 1 of the guidelines set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35-3A, management concluded there were no impairments of goodwill that resulted from those triggering events for the three months ended March 31, 2023. Management will continue to evaluate goodwill for the commercial segment. For tax purposes, goodwill is amortized and deductible over fifteen years.

Goodwill was allocated in connection with three acquisitions of the assets now held by Echo on May 20, 2019 (the “Echo Transaction”), of the assets now held by Teladvance on June 9, 2021 (the “CExchange Transaction”) and of the assets now held by Avail on October 29, 2021 (the “Avail Transaction”). The preliminary goodwill associated with the Avail Transaction was $3,491,285, which was the initial purchase price less the approximate fair value of the net assets purchased. There have been several adjustments made to goodwill concerning the Avail Transaction during fiscal year 2022. On May 31, 2022, an additional cash payment was made of $216,988 due to certain conditions being met concerning the cash balance upon a certain date. The cash payment increased goodwill for the Avail Transaction to $3,708,273. During fiscal year 2022 management also identified $2,736,000 of intangibles that were not initially included in the fair value of Avail’s net assets. The separation of intangibles reduced the Avail Transaction goodwill to $972,272. There have been no other adjustments or impairment charges to goodwill. As of March 31, 2023 and December 31, 2022, goodwill as reported in the condensed consolidated balance sheets was $3,621,453.

Recent Accounting Pronouncements

In June 2016, the FASB issued a new credit loss accounting standard ASU 2016-13. The new accounting standard introduces the current expected credit losses methodology for estimating allowances for credit losses which will be based on expected losses rather than incurred losses. We will be required to use a forward-looking expected credit loss methodology for accounts receivable, loans and other financial instruments. The ASU is effective for the fiscal years beginning after December 15, 2022. We adopted this ASU as of January 1, 2023, which includes interim periods within the reporting period. ASU 2016-13 was adopted by using a modified retrospective transition approach to align our credit loss methodology with the new standard. There were no effects of this standard on our financial position, results of operations or cash flows.

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the three-month period ended March 31, 2023, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of March 31, 2023 that the Company expects to have a material impact on its consolidated financial statements.

NOTE 4 — INVENTORIES

A summary of inventories is as follows:

	March 31,	December 31,
	2023	2022
Consumer
Resale	$18,151,841	$16,462,749
Recycle	20,313	46,697

Subtotal	18,172,154	16,509,446

Commercial
Resale	623,041	1,858,519
Recycle	310,643	387,820

Subtotal	933,684	2,246,339

	$19,105,838	$18,755,785

NOTE 5 — GOODWILL

The change in goodwill is as follows:

	March 31,	December 31,
	2023	2022

Opening balance	$3,621,453	$6,140,465
Reductions (1)	-	(2,519,012)

Goodwill	$3,621,453	$3,621,453

(1) The reduction in goodwill of $2,519,012 for fiscal 2022, is a combination of an additional cash payment made on May 31, 2022 of $216,988, increasing goodwill for the Avail Transaction, offset by the effect of identifying $2,736,000 of intangible assets that was not initially included in the fair value of Avail’s net assets, reducing goodwill and increasing intangible assets.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	December 31,
	2023	2022
Consumer
Land	$1,640,220	$1,640,219
Building and improvements	2,798,975	2,798,975
Leasehold improvements	1,450,695	1,450,695
Machinery and equipment	1,094,940	1,078,595
Furniture and fixtures	603,943	603,944
Vehicles	22,859	22,859
	7,611,632	7,595,287
Less: accumulated depreciation	(2,733,466)	(2,651,832)

Sub-Total	4,878,166	4,943,455

Commercial
Building and improvements	151,647	151,647
Machinery and equipment	1,173,019	1,180,636
Furniture and fixtures	145,950	145,950
	1,470,616	1,478,233
Less: accumulated depreciation	(589,289)	(515,673)

Sub-Total	881,327	962,560

Corporate
Land	1,106,664	1,106,664
Building and improvements	2,502,216	2,502,216
Machinery and equipment	28,627	28,627

	3,637,507	3,637,507
Less: accumulated depreciation	(168,546)	(149,720)

Sub-Total	3,468,961	3,487,787

	$9,228,454	$9,393,802

NOTE 7 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31,	December 31,
	2023	2022
Consumer
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(352,002)	(335,502)

Subtotal	19,350	35,850

Commercial
Trademarks (1)	1,483,000	1,483,000
Customer Contracts (1)	1,873,000	1,873,000
Trademarks/Tradenames (2)	114,000	114,000
Customer Relationships (2)	345,000	345,000
Trademarks/Tradenames (3)	1,272,000	1,272,000
Customer Relationships (3)	1,464,000	1,464,000
	6,551,000	6,551,000
Less: accumulated amortization	(1,757,080)	(1,593,305)

Subtotal	4,793,920	4,957,695

	$4,813,270	$4,993,545

(1) Intangibles relate to the Echo Transaction on May 20, 2019.

(2) Intangibles relate to the CExchange Transaction on June 9, 2021.

(3) Intangibles relate to the Avail Transaction on October 29, 2021.

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2023:

	Consumer	Commercial	Total

2023 (excluding the three months ending March 31, 2023)	13,850	491,325	505,175
2024	5,500	655,100	660,600
2025	-	655,100	655,100
2026	-	655,100	655,100
2027	-	655,100	655,100
Thereafter	-	1,682,195	1,682,195

	$19,350	$4,793,920	$4,813,270

    NOTE 8— ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Consumer
Accrued interest	$12,277	$11,624
Payroll	93,548	146,817
Property taxes	66,350	115,222
Sales tax	59,865	153,039
Other administrative expenss	30,425	424

Subtotal	262,465	427,126

Commercial
Accrued interest	8,656	8,228
Payroll	178,334	336,226
Unvouchered payables - inventory	146,533	803,649
Material & shipping costs - COGS	770,205	229,159
Other accrued expenses	11,131	7,392

Subtotal	1,114,859	1,384,654

Corporate
Accrued interest	7,464	7,543
Payroll	12,870	25,179
Professional fees	132,431	199,508
Property Tax	21,900	87,275
Other administrative expenses	1,144	-
Federal Income tax	332,381	-
State income tax	192,318	155,309

Subtotal	700,508	474,814

	$2,077,832	$2,286,594

NOTE 9 — SEGMENT INFORMATION

As stated in Note 1 – Basis of Presentation, we updated our two reportable segments by renaming the ECHG segment to the “Commercial” segment and the DGSE segment to the “Consumer” segment. The segment name changes did not result in any change to the composition of the Company’s operations and therefore did not result in any change to the historical results. Our operations conducted by each of our segments are more specifically described below.

We determine our business segments based upon an internal reporting structure. Our financial performance is based on the following segments: consumer and commercial.

The consumer segment includes Dallas Gold & Silver Exchange, which has six retail stores in the Dallas/Fort Worth Metroplex (“DFW”), and Charleston Gold & Diamond Exchange, which has one retail store in Mt. Pleasant, South Carolina. The consumer segment also operates the on-line Bullion Express brand.

The commercial segment includes Echo, ITAD USA, Teladvance, CEX and Avail. These five companies are involved in recycling and the reuse of electronic components.

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

The following separates the consumer and the commercial financial results of operations for the three months ended March 31, 2023 and 2022:

	For The Three Months Ended March 31,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Revenue:
Sales	$36,704,397	$11,684,643	$48,389,040	$35,782,872	$11,632,226	$47,415,098
Cost of goods sold	32,719,429	4,259,709	36,979,138	31,559,410	6,144,654	37,704,064

Gross profit	3,984,968	7,424,934	11,409,902	4,223,462	5,487,572	9,711,034

Expenses:
Selling, general and administrative expenses	2,396,025	5,509,278	7,905,303	2,137,949	4,421,806	6,559,755
Depreciation and amortization	98,134	256,217	354,351	106,963	184,984	291,947

	2,494,159	5,765,495	8,259,654	2,244,912	4,606,790	6,851,702

Operating income	1,490,809	1,659,439	3,150,248	1,978,550	880,782	2,859,332

Other income/expense:
Other income (expense)	23,534	187,245	210,779	(27,992)	(30,584)	(58,576)
Interest expense	59,618	57,446	117,064	61,241	61,998	123,239

Income before income taxes	1,454,725	1,789,238	3,243,963	1,889,317	788,200	2,677,517

Income tax expense	317,841	399,805	717,646	13,177	17,115	30,292

Net income	$1,136,884	$1,389,433	$2,526,317	$1,876,140	$771,085	$2,647,225

NOTE 10 — REVENUE RECOGNITION

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

The following disaggregation of total revenue is listed by sales category and segment for the three months ended March 31, 2023 and 2022:

CONSOLIDATED	Three Months Ended March 31,
	2023			2022
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Consumer
Resale	$33,719,960	$3,304,932	9.8%	$33,677,133	$3,742,852	11.1%
Recycled	2,984,437	680,036	22.8%	2,105,739	480,610	22.8%

Subtotal	36,704,397	3,984,968	10.9%	35,782,872	4,223,462	11.8%

Commercial
Resale	8,558,090	5,799,126	67.8%	9,579,857	4,574,268	47.7%
Recycled	3,126,553	1,625,808	52.0%	2,052,369	913,304	44.5%

Subtotal	11,684,643	7,424,934	63.5%	11,632,226	5,487,572	47.2%

	$48,389,040	$11,409,902	23.6%	$47,415,098	$9,711,034	20.5%

For the consumer segment, revenue for monetary transactions (i.e., cash and receivables) with dealers and the retail public are recognized when the merchandise is delivered, and payment has been made either by immediate payment or through a receivable obligation at one of our over-the-counter retail stores. Revenue is recognized upon the shipment of goods when retail and wholesale customers have fulfilled their obligation to pay, or promise to pay, through e-commerce or phone sales. Shipping and handling costs are accounted for as fulfillment costs after the customer obtains control of the goods.

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

Our return policy covers retail transactions. In some cases, customers may return a product purchased within 30 days of the receipt of the items for a full refund. Also, in some cases customers may cancel the sale within 30 days of making a commitment to purchase the items. Additionally, a customer may return an item for full refund if they can demonstrate that the item is not authentic, or there was an error in the description of the piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. DGSE has established an allowance for estimated returns based on our review of historical returns experience and reduces our reported revenues and cost of sales accordingly. For the three months ended March 31, 2023 and 2022, our allowance for returns remained the same at approximately $28,000 for both years.

A significant amount of revenue stems from sales to two precious metal partners. One partner constitutes 24.5%, and the second partner constitutes 23.7%, of the revenues for the three months ended March 31, 2023. However, the Company believes that the products it sells is marketable to numerous sources at competitive prices.

The commercial segment has several revenue streams and recognize revenue according to ASC 606 at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to the customer. The revenue streams are as follows:

Outright sales are recorded when product is shipped and title transferred. Once the price is established and the terms are agreed to and the product is shipped and title is transferred, the revenue is recognized. The commercial segment has fulfilled its performance obligation with an agreed upon transaction price, payment terms and shipping the product.

We recognize refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring the control of the promised goods that are identified in the customer contract. The initial invoice is recognized in full when our performance obligation is satisfied, as stated in the first sentence. Under the guidance of ASC 606, an estimate of the variable consideration that are expected to be entitled is included in the transaction price stated at the current precious metal spot price and weight of the precious metal. An adjustment to revenue is made in the period once the underlying weight and any precious metal spot price movement is resolved, which is usually around six (6) weeks. Any adjustment from the resolution of the underlying uncertainty is netted with the settlement due from the original contract.

The commercial segment also provides recycling services according to a Scope of Work (“SOW”). Services are recognized based on the number of units processed by a preset price per unit. Activity reports are produced weekly with the counts and revenue is recognized based on the billing from the weekly reports. Recycling services can be conducted at our facility, or the recycling services can be performed at the client’s facility. The SOW will determine the charges and whether the service will be completed at our facility or at the client’s facility. Payment terms are also dictated in the SOW.

Accounts Receivable: We record trade receivables when revenue is recognized. The new accounting standard introduces a new expected credit losses methodology for estimating allowances for credit losses which is based on expected losses rather than incurred losses. We are required to use a forward-looking expected credit loss methodology for accounts receivable. This new methodology is effective for the fiscal years beginning January 1, 2023. We will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging, using the new expected losses methodology. The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are considered and expected to be uncollectable are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The consumer segment had no allowance for doubtful accounts balance as of March 31, 2023 and December 31, 2022. Some of commercial segment’s customers are on payment terms, and although low risk, occasionally the need may arise to record an allowance for receivables that are deemed high risk using the new expected loss methodology. The commercial segment’s allowance for doubtful accounts, as of March 31, 2023 and December 31, 2022 was $0 and $51,734.

Income Taxes: Income taxes are accounted for under the asset and liability method prescribed by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized. During fiscal 2022, management determined that it was more likely than not the tax asset would be reduced by future taxable income, therefore, the remaining valuation allowance at December 31, 2022, was released. As of March 31, 2023, we had a tax deferred asset of $1,140,002 with $0 offsetting valuation allowance. As of March 31, 2022, the Company had a deferred tax asset of $3,928,134 with an offsetting valuation allowance of $3,928,134, netting the tax asset to $0.

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized.  Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.). We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the three months ended March 31, 2023 and 2022.

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

The Company has nine operating leases as of March 31, 2023—five in DFW, two in Mt. Pleasant, South Carolina and two in Chandler, Arizona. The leases for the consumer segment are: 1) the flagship store located at 13022 Preston Road, Dallas, Texas expiring on January 31, 2027, with an option to extend the lease for an additional five years, at the prevailing market rate for comparable space in comparable buildings in the vicinity; 2) the Grand Prairie, Texas lease which was renewed starting July 1, 2022, expiring June 30, 2027, with an option to extend the lease for an additional five years; 3) the two leases for the Mt. Pleasant, South Carolina location expiring on April 30, 2025, with no additional renewal options; and 4) the lease for the Euless, Texas location expiring June 30, 2025, with an option to extend the lease for an additional five years. The leases for the commercial segment are: 1) the Echo location on W. Belt Line Road, in Carrollton, Texas, expiring January 31, 2026, with an option to extend the lease an additional five years: 2) the lease for the Teladvance location, which also houses ITAD USA and CEX, on Realty Road in Carrollton, Texas expiring January 31, 2027, with no additional renewal options; and 3) the two leases for the Avail location in Chandler, Arizona expiring on May 31, 2025, with no additional renewal options. All of the Company’s nine leases as of March 31, 2023 are triple net, for which it pays its proportionate share of common area maintenance, property taxes and property insurance. Leasing costs for the three months ended March 31, 2023 and 2022 was $659,616 and $622,863 respectively, comprised of a combination of minimum lease payments and variable lease costs.

As of March 31, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases was 3.3 years and 4.4%, respectively. For the three months ended March 31, 2023 and 2022, the Company’s cash paid for operating lease liabilities was $656,520 and $616,097 respectively.

Future annual minimum lease payments as of March 31, 2023:

Operating
Leases
Consumer
2023 (excluding the three months ending March 31, 2023)	406,955
2024	552,414
2025	434,274
2026	355,000
2027 and thereafter	50,114

Total minimum lease payments	1,798,757
Less imputed interest	(149,993)

Consumer Sub-Total	1,648,764

Commercial
2023 (excluding the three months ending March 31, 2023)	1,018,905
2024	1,396,129
2025	1,321,297
2026	474,326
2027 and thereafter	33,455

Total minimum lease payments	4,244,112
Less imputed interest	(251,432)

Commercial Sub-Total	3,992,680

Total	5,641,444

Current portion	1,827,285

$3,814,159

NOTE 12 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted weighted average common shares for the three months ended March 31, 2023 and 2022 is as follows:

	For the Three Months Ended
	March 31,
	2023	2022

Basic weighted average shares	26,924,631	26,924,631
Effect of potential dilutive securities	15,000	15,000
Diluted weighted average shares	26,939,631	26,939,631

For the three months ended March 31, 2023 and 2022, there was a total of 15,000 common stock options, warrants, and Restricted Stock Units (RSUs) unexercised, respectively. For the three months ended March 31, 2023 and 2022, there were no anti-dilutive shares.

On March 14, 2023, a stock repurchase program was unanimously approved by the Company’s Board of Directors, with gives management authorization to purchase up to one million (1,000,000) shares of the Company’s stock, of a per-share price not to exceed $9, on the open market.

NOTE 13 — LONG-TERM DEBT

Long-term debt consists of the following:

	Outstanding Balance
	March 31,	December 31,	Current
	2023	2022	Interest Rate	Maturity
Consumer
Note payable, Farmers Bank (1)	$2,642,199	$2,668,527	3.10%	November 15, 2026
Note payable, Truist Bank (2)	865,437	874,418	3.65%	July 9, 2030
Note payable, Texas Bank & Trust (3)	451,569	456,187	3.75%	September 14, 2025
Note payable, Texas Bank & Trust (4)	1,675,086	1,691,020	3.25%	July 30, 2031

Consumer Sub-Total	5,634,291	5,690,152

Commercial
Note payable, Farmers Bank (1)	5,994,831	6,054,565	3.10%	November 15, 2026
Line of Credit (5)	-	-	3.10%	November 15, 2024
Avail Transaction note (6)	1,333,333	1,500,000	0.00%	April 1, 2025

Commercial Sub-Total	7,328,164	7,554,565

Corporate
Note payable, Texas Bank & Trust (7)	2,704,143	2,732,688	3.25%	Novemeber 4, 2025

Sub-Total	15,666,598	15,977,405

Current portion	1,246,961	1,250,702

	$14,419,637	$14,726,703

(1) On November 23, 2021, Farmers State Bank of Oakley, Kansas (“FSB”) refinanced prior related party notes held by the consumer segment and the commercial segment. The commercial segment note was refinanced with a remaining and outstanding balance of $6,309,962, is a five-year promissory note amortized over 20 years at 3.1% annual interest rate. The note has monthly principal and interest payments of $35,292. The consumer segment note was refinanced with a remaining and outstanding balance of $2,781,087, is a five-year promissory note amortized over 20 years at 3.1% annual interest rate. The note has monthly principal and interest payments of $15,555.

(2) On July 9, 2020, the consumer segment closed the purchase of a retail building located at 610 E. Round Grove Road in Lewisville, Texas for $1.195 million. The purchase was partly financed through a $956,000, ten-year loan, bearing an annual interest rate of 3.65%, amortized over 20 years, payable to Truist Bank (f/k/a BB&T Bank). The note has monthly interest and principal payments of $5,645.

(3) On September 14, 2020, the consumer segment closed on the purchase of a retail building located at 1106 W. Northwest Highway in Grapevine, Texas for $620,000. The purchase was partly financed through a $496,000, five-year loan, bearing an annual interest rate of 3.75%, amortized over 20 years, payable to Texas Bank & Trust. The note has monthly interest and principal payments of $2,941.

(4) On July 30, 2021, the consumer segment closed the purchase of a new retail building located at 9166 Gaylord Parkway in Frisco, Texas for $2,215,500. The purchase was partly financed through a $1,772,000, five-year loan (the “TB&T Frisco Loan”), bearing an annual interest rate of 3.75%, amortized over 20 years, payable to Texas Bank and Trust. The note has monthly interest and principal payments of $10,509.

(5) On November 23, 2021, the Company secured a 36-month line of credit from FSB for $3,500,000 at 3.1% annual interest rate. As of March 31, 2023 and December 31, 2022, the outstanding balance of the line of credit was $0.

(6) On October 29, 2021, the commercial segment entered into the Avail Transaction to purchase all of the assets, liabilities and rights and interests of Avail AZ, for $4.5 million. The purchase was facilitated by an initial payment of $2.5 million at closing, and the remaining $2.0 million to be paid out by 12 quarterly payments starting April 1, 2022, of $166,667 each. The Installment note payable for the Avail Transaction imputed at 3.1%

 (7) On November 4, 2020, 1901 Gateway Holdings, LLC, a wholly owned subsidiary of Envela Corporation, closed on the purchase of its new corporate office building located at 1901 Gateway Drive, Irving, Texas for $3.521 million. The building was partially financed through a $2.96 million, five-year loan, bearing an interest rate of 3.25%, amortized over 20 years, payable to Texas Bank & Trust. The note has monthly interest and principal payments of $16,792.

Future scheduled principal payments of our notes payable as of March 31, 2023 are as follows:

CONSUMER SEGMENT

Note payable, Farmers State Bank

Year Ending December 31,	Amount

2023 (excluding the three months ended March 31, 2023)	$79,098
2024	108,743
2025	112,162
2026	2,342,196

Subtotal	$2,642,199

Note payable, Truist Bank

Year Ending December 31,	Amount

2023 (excluding the three months ended March 31, 2023)	$27,006
2024	37,342
2025	38,748
2026	40,206
2027	42,081
Thereafter	680,054

Subtotal	$865,437

Note payable, Texas Bank & Trust

Year Ending December 31,	Amount

2023 (excluding the three months ended March 31, 2023)	$13,885
2024	19,209
2025	418,475

Subtotal	$451,569

Note payable, Texas Bank & Trust

Year Ending December 31,	Amount

2023 (excluding the three months ended March 31, 2023)	$47,852
2024	66,225
2025	75,219
2026	78,741
2027	80,717
Thereafter	1,326,332

Subtotal	$1,675,086

COMMERCIAL SEGMENT

Note payable, Farmers Bank

Year Ending December 31,	Amount

2023 (excluding the three months ended March 31, 2023)	$179,463
2024	246,725
2025	254,483
2026	5,314,160

Subtotal	$5,994,831

Note payable, Avail Transaction

Year Ending December 31,	Amount

2023 (excluding the three months ended March 31, 2023)	$500,000
2024	666,667
2025	166,666

Subtotal	$1,333,333

CORPORATE

Note payable, Texas Bank & Trust - Envela

Year Ending December 31,	Amount

2023 (excluding the three months ended March 31, 2023)	$84,881
2024	116,501
2025	2,502,761

Subtotal	2,704,143

$15,666,598

Future scheduled aggregate amount of principal payments and maturities of our notes payable as of March 31, 2023 are as follows:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year:	Payments	Maturities	Total
2023 (excluding the three months ended March 31, 2023)	932,185	-	932,185
2024	1,261,412	-	1,261,412
2025	772,385	2,796,129	3,568,514
2026	464,900	7,310,403	7,775,303
2027	122,798	-	122,798
Thereafter	428,266	1,578,120	2,006,386

Total	$3,981,946	$11,684,652	$15,666,598

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

There was no stock-based compensation expense for the three months ended March 31, 2023 and 2022.

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

 NOTE 16 — SUBSEQUENT EVENTS

On April 3, 2023, by means of an auction, the consumer segment placed under contract a stand-alone retail building in Phoenix, Arizona, for $1.2 million as part of their expansion into other markets. The building has approximately 6,000 square feet and we are expecting to close the purchase by Thursday, May 4, 2023.

NOTE 17 — CONTINGENCIES

Surging inflation and supply chain interruptions continue to adversely affect global economic business conditions. Future sales on products like ours could decline or fluctuate due to increased or fluctuating commodities prices, particularly gold. The Federal Reserve has continued raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise at a slower and more deliberate pace through fiscal 2023. Although we are continuing to monitor and assess the economic effects of inflation levels and supply chain interruptions, the ultimate impact is highly uncertain and subject to change. In addition, the economic effects of the foregoing are subject to, among other things, the effect of government responses on our operations.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2022 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Envela Overview

The Company operates through two recommerce business segments represented by customer designations. The consumer segment, formerly known as the DGSE segment, focuses on the recommercialization of luxury hard assets, and the commercial segment formerly known as the ECHG segment, focuses on the recommercialization of business IT equipment and electronic devices.

Through the consumer segment, the Company recommercializes luxury hard assets and operates the Dallas Gold and Silver Exchange, Charleston Gold & Diamond Exchange, and Bullion Express brands. Through the commercial segment, the Company recommercializes business IT equipment and electronic devices and operates Echo, ITAD USA, Teladvance, CEX and Avail. Echo focuses on end-of-life electronics recycling and sustainability, ITAD USA provides IT equipment disposition, including compliance and data sanitization services, and Teladvance, CEX and Avail operate as value-added resellers by providing offerings and services to companies looking either to upgrade capabilities or dispose of equipment. In addition to its operations through the consumer and commercial segments, Envela also leases unused space at its Company headquarters in Irving, Texas to third-party tenants.

Consumer Segment Business Overview

The consumer segment is headquartered in Dallas, Texas and focuses on sustainable, authenticated recommerce of luxury hard assets, including diamonds. Its retail strategy is anchored in being an information resource for clients, bringing transparency to purchase and sale transactions, and offering value and liquidity to those seeking to buy, sell or trade jewelry, fine watches, diamonds, rare coins and currency as well as other valuables. The Company wholesales and retails these items through its Charleston Gold & Diamond Exchange and Dallas Gold & Silver Exchange operations. Dallas Gold & Silver Exchange and Charleston Gold & Diamond Exchange have specialized in buying and selling jewelry for almost 50 years, making our expert staff among the best in the business.

Dallas Gold & Silver Exchange also maintains a number of related operations, on-site jewelry and watch repair and restoration at its Dallas flagship location, and design of custom bridal and fashion jewelry. In addition, it also has a precious-metal bullion-trading operation that buys and sells all forms of gold, silver, platinum and palladium products, including United States and other government-issue coins, private-mint medallions, art bars and trade unit bars.

For additional information regarding the consumer segment, see “Item 1. Business - Operating Segments - DGSE Segment.” in the Company’s 2022 Annual Report.

Consumer Segment Recommerce Activities

We operate a sustainable marketplace for preowned luxury goods. We buy and sell coins, diamonds, jewelry, and related accessories and other merchandise. Our ability to offer quality pre-owned goods at prices significantly lower than original retail prices attracts value-conscious customers. The consumer segment depends on purchasing products and materials from secondary markets. We are reliant on our ability to obtain an adequate supply of products and material at prices or other terms acceptable to us. The gross profit on sales of inventory depends primarily on our assessment of the purchase value at the time the property is purchased and our ability to sell that merchandise in a timely manner.

Consumer Segment Precious Metals Pricing and Business Impact

We are exposed to various market risks. Market risk is the potential loss arising from the adverse changes in market prices and rates. The nature of the consumer operations results in exposure to fluctuations in commodity prices, specifically diamonds, platinum, gold and silver. We do not currently use derivatives to hedge these risks.

As a significant portion of our inventory and sales involve gold and jewelry, our results can be influenced by the market price of gold and diamonds. Our retail sales and gross margin could be materially impacted if prices of diamonds, platinum, gold, or silver rise so significantly that our consumers’ behavior changes or if price increases cannot be passed onto our customers.

Because the consumer segment buys and resells precious metals, it is impacted by fluctuations and changes in precious-metal pricing which rises and falls based upon global supply and demand dynamics, with the greatest impact on us relating to gold as it represents a significant portion of the precious-metal in which we trade. Such fluctuations, particularly with respect to gold, which accounts for a majority of our merchandise costs, can have a significant impact on its earnings and cash availability.

We continue to monitor the economic impact on our operations from surging inflation and the conflict in Ukraine. Uncertainties exist that could affect our operations or cash flows in the future, such as continued inflationary environmental changes (including, but not limited to, labor, materials, and advertising costs). The Company’s ability to recruit and retain qualified team members, organized retail crime, or the consumers’ ability to spend on discretionary categories.

Consumer Segment Growth and Expansion

Our continued strategy will be to expand the number of locations we operate through opening new (“de novo”) locations in both current markets within DFW and South Carolina. The Company expects to soon expand into Arizona, see Note 16 – Subsequent Events, to these interim condensed consolidated financial statements. Our ability to add new stores is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel. We see opportunity for further expansion through de novo openings in the United States. The Company expects capital expenditures over the next twelve months including the potential purchase of additional properties.

Commercial Segment Business Overview

The commercial segment operates Echo, ITAD USA, Teladvance, CEX and Avail, through which it primarily buys and resells or recycles electronic components and IT equipment. Echo focuses on end-of-life electronics recycling and also offers disposal transportation and product tracking, ITAD USA provides IT equipment disposition including compliance and data sanitization services and Teladvance, CEX and Avail operates as value-added resellers by providing offerings and services to companies looking to either upgrade capabilities or dispose of equipment. In addition, as a result of the CExchange Transaction, Teladvance offers its customers the ability to further offer their customers the ability to upgrade their old phones through a trade-in program supported by Teladvance. Like the consumer segment, the commercial segment also maintains relationships with refiners for which it sells extracted valuable materials from electronics and IT equipment deemed unsuitable for retail or wholesale customers.

Commercial Segment Recommerce Activities

A portion of the commercial business depends on obtaining products and material from secondary markets and is reliant on its ability to obtain an adequate supply of products and material at prices and other items acceptable to it. Although we believe that the long-term prospects for the industry remain bright, but because we do not have unlimited backlogs, our business can be promptly affected by short-term market fluctuations and supply limitations.

Commercial Segment Metals Pricing and Business Impact

The commercial recycling business is affected by precious and other non-ferrous metal prices, which fluctuate based upon global supply-and-demand dynamics, among other things, with the greatest impact relating to gold. As discussed below, we have seen a recent decrease of recycled items, which we believe is primarily due to the supply chain problems downstream with our customers.

Commercial Segment Growth and Expansion

The commercial strategy is to expand both organically and through acquisitions. As an organization, we strive to deliver value through organic growth, high customer loyalty and retention as well as strategic acquisitions. We are committed to continuous innovation. Many of our clients have made commitments to going carbon neutral over the next few years and we see the potential to further expand key relationships as we partner with them in more ways to help them achieve their goal. With an emphasis on increasing recurring revenues and expanding our margins, commercially we believe our organic strategy will ultimately drive strong financial performance, including cash flow to support our acquisition strategy. Commercial’s business strategy has always included pursuing synergistic acquisitions, and we plan to continue to expand the business by making strategic acquisitions and regularly seeking suitable acquisition targets to enhance its growth.

For additional information regarding the commercial segment, see “Item 1. Business—Operating Segments—ECHG Segment.” in the Company’s 2022 Annual Report.

Economic Conditions

Surging inflation, supply chain disruptions and the war in Ukraine have affected the recommerce business in unpredictable ways. There have been fewer customers raising money by selling items. For more information, see Note 17 to these interim condensed consolidated financial statements.

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

While our significant accounting policies are more fully described in “Note 1 — Accounting Policies and Nature of Operations” in the Company’s 2022 Annual Report, we believe that the accounting estimates discussed below relate to the more significant areas involving management’s judgments and estimates.

Inventories

The consumer Segment inventory is valued at the lower of cost or net realizable value (“NRV”). We acquire a majority of our inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and monetary collectibles. We acquire these items based on our own internal estimate of the fair value of the items at the time of purchase. We consider factors such as the current spot market price of precious metals and current market demand for the items being purchased. It supplements these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on our balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance. The majority of our inventory has some component of its value that is based on the spot market price of precious metals. Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of our inventory and could positively or negatively impact our profitability. We monitor these fluctuations to evaluate any necessary impairment to inventory.

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

For the three months ended March 31, 2023, we have not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. Refer to our significant accounting policies are more fully described in Note 3 to these interim condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 3- Accounting Policies and Estimates, to these interim condensed consolidated financial statements for recently adopted accounting pronouncements.

Use of Non-U.S. GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental measures of our performance, which are derived from our interim consolidated financial information, but which are not presented in our interim consolidated financial statements prepared in accordance with U.S. GAAP. We believe that providing these non-U.S. GAAP financial measures adds a meaningful presentation of our operating and financial performance. See the reconciliation of net income to EBITDA (defined below), in Non-U.S. GAAP Financial Measures below.

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

The following table provides a reconciliation of net income to EBITDA:

	For the three months Ended March 31,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

EBITDA Reconciliation:
Net Income	$1,136,884	$1,389,433	$2,526,317	$1,876,140	$771,085	$2,647,225
Add (deduct):
Depreciation and amortization	98,134	256,217	354,351	106,963	184,984	291,947
Other (income) expense	(23,534)	(187,245)	(210,779)	27,992	30,584	58,576
Interest expense	59,618	57,446	117,064	61,241	61,998	123,239
Income tax expense	317,841	399,805	717,646	13,177	17,115	30,292

EBITDA	$1,588,943	$1,915,656	$3,504,599	$2,085,513	$1,065,766	$3,151,279

Results of Operations

The following disaggregation of total revenue is listed by sales category and segment for the three months ended March 31, 2023 and 2022:

CONSOLIDATED	Three Months Ended March 31,
	2023			2022
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Consumer
Resale	$33,719,960	$3,304,932	9.8%	$33,677,133	$3,742,852	11.1%
Recycled	2,984,437	680,036	22.8%	2,105,739	480,610	22.8%

Subtotal	36,704,397	3,984,968	10.9%	35,782,872	4,223,462	11.8%

Commercial
Resale	8,558,090	5,799,126	67.8%	9,579,857	4,574,268	47.7%
Recycled	3,126,553	1,625,808	52.0%	2,052,369	913,304	44.5%

Subtotal	11,684,643	7,424,934	63.5%	11,632,226	5,487,572	47.2%

	$48,389,040	$11,409,902	23.6%	$47,415,098	$9,711,034	20.5%

Comparison of three months ended March 31, 2023 and 2022

Resale Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Resale Revenue
Consumer	$33,719,960	$33,677,133	$42,827	0%
Commercial	$8,558,090	$9,579,857	$(1,021,767)	-11%

Resale revenue related to the consumer segment increased by $42,827, or 0.13% during the three months ended March 31, 2023, to $33,719,960, as compared to $33,677,133 during the same period in 2022. Resale revenue, such as bullion, jewelry, watches, and rare coins, increased slightly during the period.

Resale revenue related to the commercial segment decreased by $1,021,767, or 11%, during the three months ended March 31, 2023, to $8,558,090, as compared to $9,579,857 during the same period in 2022. Resale revenue decreased primarily due to supply chain issues the Company experienced during the three months ending March 31, 2023.

Recycled Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Recycled Revenue
Consumer	$2,984,437	$2,105,739	$878,698	42%
Commercial	$3,126,553	$2,052,369	$1,074,184	52%

Recycled revenue related to the consumer segment increased by $878,698, or 42%, during the three months ended March 31, 2023, to $2,984,437, as compared to $2,105,739 during the same period in 2022. Recycled revenue, such as bullion, jewelry, watches, and rare coins, increased primarily during the period ending March 31, 2023 due to increased purchases of non-retail precious metals to be recycled instead of being sold to retail consumers.

Recycled revenue related to the commercial segment increased by $1,074,184, or 52%, during the three months ended March 31, 2023, to $3,126,553, as compared to $2,052,369 during the same period in 2022. Recycled revenue increased primarily due to an increase of electronic material to be recycled from material not suitable to resale to commercial customers during the three months ending March 31, 2023.

Gross Profit - Resale

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Gross Profit - Resale
Consumer	$3,304,932	$3,742,852	$(437,920)	-12%
Commercial	$5,799,126	$4,574,268	$1,224,858	27%

Resale gross profit related to the consumer operations for the three months ended March 31, 2023, decreased by $437,920, or 12%, to $3,304,932, as compared to resale gross profit of $3,752,852 during the same period in 2022. The decrease in resale gross profit was due primarily to the need to purchase retail inventory following the 2022 Christmas season; therefore, in connection with inflationary pressures and rising prices of metals, there was an increase in purchase prices for the three months ended March 31, 2023.

Resale gross profit related to the commercial operations for the three months ended March 31, 2023, increased by $1,224,858, or 27%, to $5,799,126, as compared to resale gross profit of $4,574,268 during the same period in 2022. The increase in resale gross profit was primarily due to increased sales prices on material sold.

Gross Profit - Recycled

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Gross Profit - Recycled
Consumer	$680,036	$480,610	$199,426	41%
Commercial	$1,625,808	$913,304	$712,504	78%

Recycled gross profit related to the consumer operations for the three months ended March 31, 2023, increased by $199,426, or 41%, to $680,036, as compared to gross profit of $480,610 during the same period in 2022. The increase in recycled gross profit was due primarily to 42% increase in recycled sales during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Recycled gross profit related to the commercial operations for the three months ended March 31, 2023, increased by $712,504, or 78%, to $1,625,808, as compared to gross profit of $913,304 during the same period in 2022. The increase in recycled gross profit was due primarily to 52% increase in recycled sales during the three months ended March 31, 2023 and an increase in margin percentage to 52% for the three months ended March 31, 2023, as compared to 44%, for the three months ended March 31, 2022.

	For The Three Months Ended March 31,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Revenue:
Sales	$36,704,397	$11,684,643	$48,389,040	$35,782,872	$11,632,226	$47,415,098
Cost of goods sold	32,719,429	4,259,709	36,979,138	31,559,410	6,144,654	37,704,064

Gross profit	3,984,968	7,424,934	11,409,902	4,223,462	5,487,572	9,711,034

Expenses:
Selling, general and administrative expenses	2,396,025	5,509,278	7,905,303	2,137,949	4,421,806	6,559,755
Depreciation and amortization	98,134	256,217	354,351	106,963	184,984	291,947

	2,494,159	5,765,495	8,259,654	2,244,912	4,606,790	6,851,702

Operating income	1,490,809	1,659,439	3,150,248	1,978,550	880,782	2,859,332

Other income/expense:
Other income (expense)	23,534	187,245	210,779	(27,992)	(30,584)	(58,576)
Interest expense	59,618	57,446	117,064	61,241	61,998	123,239

Income before income taxes	1,454,725	1,789,238	3,243,963	1,889,317	788,200	2,677,517

Income tax expense	317,841	399,805	717,646	13,177	17,115	30,292

Net income	$1,136,884	$1,389,433	$2,526,317	$1,876,140	$771,085	$2,647,225

Selling, General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Selling, General and Administrative
Consumer	$2,396,026	$2,137,949	$258,077	12%
Commercial	$5,509,278	$4,421,806	$1,087,472	25%

Selling, General and Administrative Expenses, for the consumer segment, for the three months ended March 31, 2023, increased by $258,077, or 12%, to $2,396,026, as compared to $2,137,949 during the same period in 2022. The increase was primarily due to increased expenses related to expanding our footprint into Arizona. During the three months ended March 31, 2022, the corporate building overhead expenses were classified as other expenses. Starting January 1, 2023, those expenses have been classified as operating expenses within selling, general and administrative expenses.

Selling, General and Administrative Expenses, for the commercial segment, for the three months ended March 31, 2023, increased by $1,087,472, or 25%, to $5,509,278, as compared to $4,421,806 during the same period in 2022. The increase was primarily due to increased expenses related to expanding the commercial business by increasing the infrastructure. During the three months ended March 31, 2022, the corporate building overhead expenses were classified as other expenses. Starting January 1, 2023, those expenses have been classified as operating expenses within selling, general and administrative expenses.

Depreciation and Amortization

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Depreciation and Amortization
Consumer	$98,134	$106,963	$(8,829)	-8%
Commercial	$256,217	$184,984	$71,233	39%

Depreciation and amortization, for the consumer segment, for the three months ended March 31, 2023, decreased by $8,829, or 8%, to $98,134, as compared to $106,963 during the same period in 2022. The decrease was primarily due to some of the fixed assets being fully depreciated.

Depreciation and amortization, for the commercial segment, for the three months ended March 31, 2023, increased by $71,233, or 39%, to $256,217, as compared to $184,984 during the same period in 2022. The increase was primarily due to the amortization of increased intangible assets added from the Avail Transaction during the latter half of fiscal 2022.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Other Income (Expense)
Consumer	$23,534	$(27,992)	$51,526	184%
Commercial	$187,245	$(30,584)	$217,829	712%

Other income (expense), for the consumer segment, for the three months ended March 31, 2023, increased by $51,526, or 184%, to $23,534, as compared to a net expense of $(27,992) during the same period in 2022. The increase in other income was primarily due to interest earned from bank accounts for the three months ended March 31, 2023. In addition, during the three months ended March 31, 2022, the corporate building overhead expenses were classified as other expenses. Starting January 1, 2023, those expenses have been classified as operating expenses within selling, general and administrative expenses.

Other income (expense), for the commercial segment, for the three months ended March 31, 2023, increased by $217,829, or 712%, to $187,245, as compared to a net expense of $(30,584) during the same period in 2022. The increase in other income was primarily due to interest earned from bank accounts, of $61,378 and notes receivable interest received, of $94,115 from notes receivable formerly written off during fiscal year 2021. In addition, during the three months ended March 31, 2022, the corporate building overhead expenses were classified as other expenses. Starting January 1, 2023, those expenses have been classified as operating expenses within selling, general and administrative expenses.

Interest Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Interest Expense
Consumer	$59,617	$61,241	$(1,624)	-3%
Commercial	$57,446	$61,998	$(4,552)	-7%

Interest expense, for the consumer segment, for the three months ended March 31, 2023, decreased by $1,624, or 3%, to $59,617, as compared to $61,241 during the same period in 2022. The decrease was primarily due to reduced loan balances during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Interest expense, for the commercial segment, for the three months ended March 31, 2023, decreased by $4,552, or 7%, to $57,446, as compared to $61,998 during the same period in 2022. The decrease was primarily due to reduced loan balances during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Income Tax Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Income Tax Expense
Consumer	$317,841	$13,177	$304,664	2312%
Commercial	$399,805	$17,115	$382,690	2236%

Income tax expense, for both segments, for the three months ended March 31, 2023, was $717,646, an increase of $687,354, as compared to income tax expense of $30,292 for the three months ended March 31, 2022. Currently, the Company has a deferred tax asset reflecting net operating losses brought over from prior years. Through fiscal 2022, there was an off-setting valuation allowance associated with the deferred tax asset. The valuation allowance was written off as of December 31, 2022. Starting with the three months ended March 31, 2023, the Company will have a federal tax rate of approximately 21%, in addition to other state and local taxes, on net income. The effective income tax rate was 22.1% and 1.1% for the three months ended March 31, 2023 and 2022, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes, non-deductible expenses and changes in the valuation allowance in relation to the deferred tax asset for net operating loss carryforwards, as was the Company’s case for the increase for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Net Income

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Net Income
Consumer	$1,136,884	$1,876,140	$(739,256)	-39%
Commercial	$1,389,433	$771,085	$618,348	80%

Net income related to the consumer operations for the three months ended March 31, 2023, decreased by $739,256, or 39%, to $1,136,884, as compared to $1,876,140 during the same period in 2022. The decrease in net income was due primarily to the increased tax expense of $304,664, and the decrease in resale gross profit of $437,920 for the three months ended March 31, 2023, compared to the three month ended March 31, 2022.

Net income related to the commercial operations for the three months ended March 31, 2023, increased by $618,348, or 80%, to $1,389,433, as compared to $771,085 during the same period in 2022. The increase in net income was due primarily to an increase in gross profit of $1,937,362, offset by an increase in selling, general and administrative expenses of $787,472 and increased tax expense of $382,690 for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Earnings Per Share

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

Earnings Per Share	$0.09	$0.10	$(0.01)	-10%

Earnings per share, for the three months ended March 31, 2023, for net income per basic and diluted shares attributable to holders of our Common Stock was $0.09, compared to $0.10 per basic and diluted shares attributable to holders of our Common Stock for the three months ended March 31, 2022.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$2,924,025	$3,358,769
Investing activities	569,522	(93,384)
Financing activities	(310,807)	(1,906,274)

Net increase in cash and cash equivalents	$3,182,740	$1,359,111

During the three months ended March 31, 2023, cash provided by operations totaled $2,924,025, which was primarily driven by net income of $2,526,317, reduction from non-cash charges, net of $689,516, and the increase in customer deposits and other liabilities of $1,484,605. In addition, the foregoing was offset by the decrease in accounts payable and accrued expenses of $821,413, an increase in other assets of $228,959, an increase of trade receivables of $328,487, the increase in inventories of $350,053 and the increase in prepaid expenses of $47,847.

During the three months ended March 31, 2023, cash provided by investing totaled $569,522, which primarily consisted of payments received from notes receivable of $578,250, offset by the purchase of property and equipment of $8,728.

During the three months ended March 31, 2023, cash used in financing totaled $310,807, which consisted of principal payments made against the notes payable loans of $310,807.

We expect our capital expenditures to total approximately $1,000,000 during the next 12 months. These expenditures will be driven by the purchase of additional equipment and potential property purchases by the consumer segment for retail locations and the build-out of those purchased properties. The Company has no capital expenditure commitments as of March 31, 2023. For more information, see Note 16 to our interim condensed consolidated financial statements.

Our primary source of liquidity and capital resources currently consist of cash generated from our operating results and current borrowings, including the Truist Lewisville Loan, the TB&T Grapevine Loan, the TB&T Irving Loan, the TB&T Frisco Loan and two FSB loans.  For more information, see Note 13 to our interim condensed financial statements, which is incorporated into this item by reference.  In addition, on November 23, 2021, the Company secured a thirty six month line of credit from Farmers State Bank of Oakley Kansas (the “FSB Facility”) for up to $3,500,000. The FSB Facility has an annual interest rate of 3.1%. We maintain the FSB Facility to help fund cash shortfalls that we may have from time to time. We do not currently anticipate the need of those funds for operations and do not currently have any amounts drawn against the FSB Facility as of Mach 31, 2023.

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

The Company leases certain of its facilities under operating leases. The minimum rental commitments, under non-cancellable operating leases, excluding imputed interest, as of March 31, 2023 are as follows:

Operating Leases	Total	2023	2024	2025	2026	Thereafter

Consumer (excluding the three months ending March 31, 2023)	$1,798,757	$406,955	$552,414	$434,274	$355,000	$50,114

Commercial (excluding the three months ending March 31, 2023)	4,244,112	1,018,905	1,396,129	1,321,297	474,326	33,455

Total	$6,042,869	$1,425,860	$1,948,543	$1,755,571	$829,326	$83,569

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the Company’s 2022 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.\ DEFAULTS UPON SENIOR SECURITIES

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

ENVELA CORPORATION (Registrant)

Date: May 3, 2023	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2023		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)

