Form 10-Q
period 2023-06-30
Envela Corp
filed 2023-08-02
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, the registrant had 26,897,210 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2023	2022	2023	2022
Revenue:
Sales	$50,303,527	$42,639,718	$98,692,567	$90,054,816
Cost of goods sold	39,541,480	31,161,718	76,520,618	68,865,782

Gross margin	10,762,047	11,478,000	22,171,949	21,189,034

Expenses:
Selling, General & Administrative Expenses	8,362,554	7,200,733	16,267,857	13,845,704
Depreciation and Amortization	336,174	279,516	690,525	571,463

Total operating expenses	8,698,728	7,480,249	16,958,382	14,417,167

Operating income	2,063,319	3,997,751	5,213,567	6,771,867
Other income	153,652	21,401	364,431	48,041
Interest expense	114,688	121,042	231,752	244,281

Income before income taxes	2,102,283	3,898,110	5,346,246	6,575,627
Income tax expense	498,574	50,252	1,216,220	80,544

Net income	$1,603,709	$3,847,858	$4,130,026	$6,495,083

Basic earnings per share:
Net income	$0.06	$0.14	$0.15	$0.24

Diluted earnings per share:
Net income	$0.06	$0.14	$0.15	$0.24

Weighted average shares outstanding:
Basic	26,916,648	26,924,631	26,920,618	26,924,631
Diluted	26,931,648	26,939,631	26,935,618	26,939,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$18,380,776	$17,169,969
Trade receivables, net of allowances	7,854,632	7,949,775
Notes receivable, net of allowances	-	578,250
Inventories	21,518,309	18,755,785
Prepaid expenses	1,155,980	1,231,817
Other current assets	125,217	35,113

Total current assets	49,034,914	45,720,709
Property and equipment, net	10,354,448	9,393,802
Right-of-use assets from operating leases	5,039,806	5,872,681
Goodwill	3,621,453	3,621,453
Intangible assets, net	4,643,246	4,993,545
Deferred tax asset	612,832	1,488,258
Other assets	299,445	186,761

Total assets	$73,606,144	$71,277,209

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$3,262,092	$3,358,881
Notes payable	1,251,747	1,250,702
Operating lease liabilities	1,744,419	1,686,997
Accrued expenses	2,164,751	2,286,594
Customer deposits and other liabilities	348,430	282,482

Total current liabilities	8,771,439	8,865,656
Notes payable, less current portion	14,105,417	14,726,703
Operating lease liabilities, less current portion	3,477,632	4,368,400

Total liabilities	26,354,488	27,960,759

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and
26,897,210 shares outstanding as of June 30, 2023; 26,924,631 shares issued and outstanding as of
December 31, 2022	269,246	269,246
Treasury stock at cost, 27,421 and 0 shares, as of June 30, 2023 and December 31, 2022, respectively	(194,820)	-
Additional paid-in capital	40,173,000	40,173,000
Retained earnings	7,004,230	2,874,204

Total stockholders’ equity	47,251,656	43,316,450

Total liabilities and stockholders’ equity	$73,606,144	$71,277,209

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2023	2022
	(Unaudited)	(Unaudited)
Operations
Net income	$4,130,026	$6,495,083
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, amortization, and other	690,525	571,463
Bad debt expense	173,196	25,000
Deferred taxes	875,426	-
Changes in operating assets and liabilities:
Trade receivables	(78,053)	1,452,651
Inventories	(2,762,524)	(3,755,662)
Prepaid expenses	75,838	(981,616)
Other assets	(202,788)	754,759
Accounts payable and accrued expenses	(218,632)	767,122
Operating leases	(472)	14,478
Customer deposits and other liabilities	65,948	1,019,363

Net cash provided by operations	2,748,490	6,362,641

Investing
Investment in note receivable	578,250	-
Purchase of property and equipment	(1,300,871)	(203,929)
Adjustment to the purchase price of the Avail Transaction	-	(216,988)

Net cash used in investing	(722,621)	(420,917)

Financing
Payments on notes payable	(620,242)	(444,396)
Purchase of treasury stock	(194,820)	-
Payments on line of credit	-	(1,700,000)

Net cash used in financing	(815,062)	(2,144,396)

Net change in cash and cash equivalents	1,210,807	3,797,328
Cash and cash equivalents, beginning of period	17,169,969	10,138,148

Cash and cash equivalents, end of period	$18,380,776	$13,935,476

Supplemental Disclosures
Cash paid during the period for:
Interest	$233,495	$252,431
Income taxes	$162,000	$98,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended June 30, 2022 and 2023

(Unaudited)

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at April 1, 2022	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$(10,167,704)	$30,274,542

Net Income	-	-	-	-	-	-	-	3,847,858	3,847,858

Balances at June 30, 2022	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$(6,319,846)	$34,122,400

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances at April 1, 2023	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$5,400,521	$45,842,767

Net Income	-	-	-	-	-	-	-	1,603,709	1,603,709

Shares repurchased	-	-	(27,421)	$(194,820)	-	-	-	-	(194,820)

Balances at June 30, 2023	26,924,631	$269,246	(27,421)	$(194,820)	-	$-	$40,173,000	$7,004,230	$47,251,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2022 and 2023

(Unaudited)

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at January 1, 2022	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$(12,814,929)	$27,627,317

Net Income	-	-	-	-	-	-	-	6,495,083	6,495,083

Balances at June 30, 2022	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$(6,319,846)	$34,122,400

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances at January 1, 2023	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$2,874,204	$43,316,450

Net Income	-	-	-	-	-	-	-	4,130,026	4,130,026

Shares repurchased	-	-	(27,421)	$(194,820)	-	-	-	-	(194,820)

Balances at June 30, 2023	26,924,631	$269,246	(27,421)	$(194,820)	-	$-	$40,173,000	$7,004,230	$47,251,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

These unaudited interim condensed consolidated financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X prescribed by the Securities and Exchange Commission (the “SEC”). Pursuant to the SEC’s rules and regulations, they do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results presented for these interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 (“fiscal 2023”). For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“fiscal 2022”) of Envela filed with the SEC on March 16, 2023 (the “2022 Annual Report”).

Contemporaneously with filing our Quarterly Report Form 10-Q for the period ending March 31, 2023, we updated our two reportable segments by renaming the ECHG segment the “Commercial” segment and the DGSE segment the “Consumer” segment. The segment name changes did not result in any change to the composition of the Company’s operations and therefore did not result in any change to the historical results. Our operations conducted by each of our segments are more specifically described in the following notes to our condensed consolidated financial statements.

Starting January 1, 2023, expenses previously classified as other expenses related to the Company’s corporate campus overhead have been included in selling, general, and administrative expenses. Since the presentation of these expenses changed January 1, 2023, management believes the presentation of the 2022 corporate campus overhead should be reclassified to selling, general, and administrative expense for comparison purposes for the three and six months ended June 30, 2022.

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

Our consumer segment primarily buys and resells or recycles luxury hard assets like jewelry, diamonds, gemstones, fine watches, rare coins and related collectibles, precious-metal bullion products, gold, silver and other precious-metals. We operate seven jewelry stores at both the retail and wholesale levels throughout the United States via its facilities in Texas, South Carolina and Arizona. The Company purchased a new retail building in Arizona, but has yet to open. The consumer segment is continuing to promote and build the Bullion Express brand into a leading on-line seller of bullion. Buying and selling items for their precious-metals content is a major method by which we are marketed. The consumer segment also offers jewelry repair services, custom-made jewelry and consignment items, and maintains relationships with refiners for precious-metal items that are not retained for resale. We also maintain a presence in retail markets through websites, www.dgse.com, www.cgdeinc.com and www.bullionexpress.com.

Our commercial segment primarily buys electronic components from business and other organizations, such as school districts, for end-of-life recycling and resell, or to add life to electronic devices by data destruction and refurbishment for reuse. We also recycle and resale electronics at the retail level. We focus on end-of-life electronics recycling and sustainability and ITAD USA provides IT equipment disposition, including compliance and data sanitization services. Teladvance, CEX and Avail operate as value-added resellers by providing offerings and services to companies looking either to upgrade capabilities or dispose of equipment. Like the consumer segment, the commercial segment also maintains relationships with refiners or recyclers to which it sells valuable materials it extracts from electronics and IT equipment that are not appropriate for resale or reuse. The commercial segment’s customers are companies and organizations that are based domestically and internationally.

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

NOTE 3 — ACCOUNTING POLICIES AND ESTIMATES

Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash equivalents, trade receivables, prepaid expenses, other current assets, accounts payable, accrued expenses, customer deposits and other liabilities approximate fair value because of the immediate or short-term nature of these financial instruments. Notes payable approximate fair value due to the market interest rate charged.

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

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to the commercial segment only and not the entire Company. The commercial segment has its own, separate financial information to perform goodwill impairment testing. As a result of the current market and economic conditions related to surging inflation and the war between Ukraine and Russia, in accordance with step 1 of the guidelines set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35-3A, management concluded there were no impairments of goodwill that resulted from those triggering events for the three and six months ended June 30, 2023. Management will continue to evaluate goodwill for the commercial segment. For tax purposes, goodwill is amortized and deductible over fifteen years.

Goodwill was allocated in connection with three acquisitions of the assets now held by Echo on May 20, 2019 (the “Echo Transaction”), of the assets now held by Teladvance on June 9, 2021 (the “CExchange Transaction”) and of the assets now held by Avail on October 29, 2021 (the “Avail Transaction”). The preliminary goodwill associated with the Avail Transaction was $3,491,285, which was the initial purchase price less the approximate fair value of the net assets purchased. On May 31, 2022, an additional cash payment was made of $216,988 due to certain conditions being met concerning the cash balance upon a certain date. The cash payment increased goodwill for the Avail Transaction to $3,708,273. During fiscal year 2022 management also identified $2,736,000 of intangibles that were not initially included in the fair value of Avail’s net assets. The separation of intangibles reduced the Avail Transaction goodwill to $972,272. There have been no other adjustments or impairment charges to goodwill. As of June 30, 2023 and December 31, 2022, goodwill as reported in the condensed consolidated balance sheets was $3,621,453.

Reclassifications

Prior period amounts included in current assets, for both right-of-use assets from operating leases and deferred tax asset, have been reclassified for current period presentation, to be included in non-current assets. The right-of-use assets from operating leases reclassified for December 31, 2022, amounted to 2.4% of the total assets at $1,683,060. The deferred tax asset reclassified for December 31, 2022, amounted to 2.0% of the total assets at $1,488,258.

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

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the three and six-month period ended June 30, 2023. There were no other new accounting standards or pronouncements that were issued but not yet effective as of June 30, 2023 that the Company expects to have a material impact on its consolidated financial statements.

NOTE 4 — INVENTORIES

A summary of inventories is as follows:

	June 30,	December 31,
	2023	2022
Consumer
Resale	$20,507,017	$16,462,749
Recycle	38,251	46,697

Subtotal	20,545,268	16,509,446

Commercial
Resale	624,720	1,858,519
Recycle	348,321	387,820

Subtotal	973,041	2,246,339

	$21,518,309	$18,755,785

NOTE 5 — GOODWILL

The change in goodwill is as follows:

	June 30,	December 31,
	2023	2022

Opening balance	$3,621,453	$6,140,465
Reductions (1)	-	(2,519,012)

Goodwill	$3,621,453	$3,621,453

(1) The reduction in goodwill of $2,519,012 for fiscal 2022, is a combination of an additional cash payment made on May 31, 2022 of $216,988, increasing goodwill for the Avail Transaction, offset by the effect of identifying $2,736,000 of intangible assets that was not initially included in the fair value of Avail’s net assets, reducing goodwill and increasing intangible assets.

NOTE 6 — PROPERTY AND EQUIPMENT

 Property and equipment consist of the following:

	June 30,	December 31,
	2023	2022
Consumer
Land	$1,640,219	$1,640,219
Building and improvements	4,030,125	2,798,975
Leasehold improvements	1,450,695	1,450,695
Machinery and equipment	1,149,891	1,078,595
Furniture and fixtures	603,944	603,944
Vehicles	22,859	22,859
	8,897,733	7,595,287
Less: accumulated depreciation	(2,806,625)	(2,651,832)

Sub-Total	6,091,108	4,943,455

Commercial
Building and improvements	151,647	151,647
Machinery and equipment	1,074,409	1,082,026
Vehicles	98,610	98,610
Furniture and fixtures	145,631	145,950
	1,470,297	1,478,233
Less: accumulated depreciation	(657,093)	(515,673)

Sub-Total	813,204	962,560

Corporate
Land	1,106,664	1,106,664
Building and improvements	2,502,216	2,502,216
Machinery and equipment	28,627	28,627

	3,637,507	3,637,507
Less: accumulated depreciation	(187,371)	(149,720)

Sub-Total	3,450,136	3,487,787

	$10,354,448	$9,393,802

On May 4, 2023, DGSE closed the purchase of a new retail building located at 6030 North 19th Avenue in Phoenix, Arizona for $1,231,150. The purchase was paid through operating cash flow without the use of borrowed funds. The building will begin to be depreciated once it is put into use.

NOTE 7 — INTANGIBLE ASSETS

 Intangible assets consist of the following:

	June 30,	December 31,
	2023	2022
Consumer
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(358,252)	(335,502)

Subtotal	13,100	35,850

Commercial
Trademarks (1)	1,483,000	1,483,000
Customer Contracts (1)	1,873,000	1,873,000
Trademarks/Tradenames (2)	114,000	114,000
Customer Relationships (2)	345,000	345,000
Trademarks/Tradenames (3)	1,272,000	1,272,000
Customer Relationships (3)	1,464,000	1,464,000
	6,551,000	6,551,000
Less: accumulated amortization	(1,920,854)	(1,593,305)

Subtotal	4,630,146	4,957,695

	$4,643,246	$4,993,545

(1) Intangibles relate to the Echo Transaction on May 20, 2019.

(2) Intangibles relate to the CExchange Transaction on June 9, 2021.

(3) Intangibles relate to the Avail Transaction on October 29, 2021.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2023:

	Consumer	Commercial	Total

2023 (excluding the six months ending June 30, 2023)	7,600	327,550	335,150
2024	5,500	655,100	660,600
2025	-	655,100	655,100
2026	-	655,100	655,100
2027	-	655,100	655,100
Thereafter	-	1,682,196	1,682,196

	$13,100	$4,630,146	$4,643,246

 NOTE 8— ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2023	2022
Consumer
Accrued interest	$10,942	$11,624
Payroll	194,745	146,817
Property taxes	132,700	115,222
Sales tax	67,960	153,039
Other administrative expenses	14,891	424

Subtotal	421,238	427,126

Commercial
Accrued interest	7,562	8,228
Payroll	354,072	336,226
Unvouchered payables - inventory/COGS	859,970	1,032,808
Other accrued expenses	22,261	7,392

Subtotal	1,243,865	1,384,654

Corporate
Accrued interest	7,148	7,543
Payroll	24,863	25,179
Professional fees	89,759	199,508
Property Tax	43,800	87,275
Federal & state Income tax	334,078	155,309

Subtotal	499,648	474,814

	$2,164,751	$2,286,594

NOTE 9 — SEGMENT INFORMATION

As stated in Note 1 – Basis of Presentation, we updated our two reportable segments by renaming the ECHG segment to the “Commercial” segment and the DGSE segment to the “Consumer” segment. The segment name changes did not result in any change to the composition of the Company’s operations and therefore did not result in any changes to historical results. Our operations conducted by each of our segments are more specifically described below.

We determine our business segments based upon an internal reporting structure. The Company’s financial performance is based on the following segments: consumer and commercial.

The consumer segment includes Dallas Gold & Silver Exchange, which has six operating retail stores in the Dallas/Fort Worth Metroplex (“DFW”), one retail location in Phoenix, Arizona, as stated in a footnote to Note 6 – Property and Equipment, that has not yet opened, and Charleston Gold & Diamond Exchange, which has one retail store in Mt. Pleasant, South Carolina. The consumer segment also operates the on-line Bullion Express brand.

The commercial segment includes Echo, ITAD USA, Teladvance, CEX and Avail. These five companies are involved in recycling and the reuse of electronic components.

A portion of certain corporate costs and expenses is allocated, including information technology as well as rental income and expenses relating to our corporate headquarters, to the business segments. These income and expenses are included in selling, general and administrative (“SG&A”) expenses, depreciation and amortization, other income, interest expense and income tax expense. The management team evaluates each segment and makes decisions about the allocation of resources according to each segment’s profit. Allocation amounts are generally agreed upon by management and may differ from arms-length allocations.

The following separates the consumer and the commercial financial results of operations for the three months ended June 30, 2023 and 2022:

	For The Three Months Ended June 30,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Revenue:
Sales	$39,641,434	$10,662,093	$50,303,527	$30,339,127	$12,300,591	$42,639,718
Cost of goods sold	35,546,792	3,994,688	39,541,480	26,150,543	5,011,175	31,161,718

Gross profit	4,094,642	6,667,405	10,762,047	4,188,584	7,289,416	11,478,000

Expenses:
Selling, general and administrative expenses (1)	2,472,973	5,889,581	8,362,554	2,252,909	4,947,824	7,200,733
Depreciation and amortization	79,408	256,766	336,174	101,434	178,082	279,516

	2,552,381	6,146,347	8,698,728	2,354,343	5,125,906	7,480,249

Operating income	1,542,261	521,058	2,063,319	1,834,241	2,163,510	3,997,751

Other income/expense:
Other income (1)	23,929	129,723	153,652	9,397	12,004	21,401
Interest expense	58,209	56,479	114,688	61,663	59,379	121,042

Income before income taxes	1,507,981	594,302	2,102,283	1,781,975	2,116,135	3,898,110

Income tax expense	339,672	158,902	498,574	15,391	34,861	50,252

Net income	$1,168,309	$435,400	$1,603,709	$1,766,584	$2,081,274	$3,847,858

(1) Starting January 1, 2023, expenses previously classified as other expenses related to the Company’s corporate campus overhead have been included in selling, general, and administrative expenses. Since the presentation of these expenses changed January 1, 2023, management believes the presentation of the 2022 corporate campus overhead should be reclassified to selling, general, and administrative expense for comparison purposes for the three and six months ended June 30, 2022.

The following separates the consumer and the commercial financial results of operations for the six months ended June 30, 2023 and 2022:

	For The Six Months Ended June 30,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Revenue:
Sales	$76,345,831	$22,346,736	$98,692,567	$66,121,999	$23,932,817	$90,054,816
Cost of goods sold	68,266,221	8,254,397	76,520,618	57,709,953	11,155,829	68,865,782

Gross profit	8,079,610	14,092,339	22,171,949	8,412,046	12,776,988	21,189,034

Expenses:
Selling, general and administrative expenses (1)	4,868,998	11,398,859	16,267,857	4,433,466	9,412,238	13,845,704
Depreciation and amortization	177,542	512,983	690,525	208,397	363,066	571,463

	5,046,540	11,911,842	16,958,382	4,641,863	9,775,304	14,417,167

Operating income	3,033,070	2,180,497	5,213,567	3,770,183	3,001,684	6,771,867

Other income/expense:
Other income (1)	47,463	316,968	364,431	24,014	24,027	48,041
Interest expense	117,827	113,925	231,752	122,904	121,377	244,281

Income before income taxes	2,962,706	2,383,540	5,346,246	3,671,293	2,904,334	6,575,627

Income tax expense	657,513	558,707	1,216,220	28,568	51,976	80,544

Net income	$2,305,193	$1,824,833	$4,130,026	$3,642,725	$2,852,358	$6,495,083

(1) Starting January 1, 2023, expenses previously classified as other expenses related to the Company’s corporate campus overhead have been included in selling, general, and administrative expenses. Since the presentation of these expenses changed January 1, 2023, management believes the presentation of the 2022 corporate campus overhead should be reclassified to selling, general, and administrative expense for comparison purposes for the three and six months ended June 30, 2022.

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

The following disaggregation of total revenue is listed by sales category and segment for the three months ended June 30, 2023 and 2022:

CONSOLIDATED	Three Months Ended June 30,
	2023			2022
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Consumer
Resale	$36,645,641	$3,353,835	9.2%	$28,165,026	$3,719,954	13.2%
Recycled	2,995,793	740,807	24.7%	2,174,101	468,630	21.6%

Subtotal	39,641,434	4,094,642	10.3%	30,339,127	4,188,584	13.8%

Commercial
Resale	7,566,236	5,051,337	66.8%	9,102,001	5,566,507	61.2%
Recycled	3,095,857	1,616,068	52.2%	3,198,590	1,722,909	53.9%

Subtotal	10,662,093	6,667,405	62.5%	12,300,591	7,289,416	59.3%

	$50,303,527	$10,762,047	21.4%	$42,639,718	$11,478,000	26.9%

The following disaggregation of total revenue is listed by sales category and segment for the six months ended June 30, 2023 and 2022:

CONSOLIDATED	Six Months Ended June 30,
	2023			2022
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Consumer
Resale	$70,365,601	$6,658,767	9.5%	$61,842,159	$7,462,806	12.1%
Recycled	5,980,230	1,420,843	23.8%	4,279,840	949,240	22.2%

Subtotal	76,345,831	8,079,610	10.6%	66,121,999	8,412,046	12.7%

Commercial
Resale	16,124,326	10,850,463	67.3%	18,681,858	10,140,775	54.3%
Recycled	6,222,410	3,241,876	52.1%	5,250,959	2,636,213	50.2%

Subtotal	22,346,736	14,092,339	63.1%	23,932,817	12,776,988	53.4%

	$98,692,567	$22,171,949	22.5%	$90,054,816	$21,189,034	23.5%

For the consumer segment, revenue for monetary transactions (i.e., cash and receivables) with wholesale dealers and the retail public are recognized when the merchandise is delivered, and payment has been made either by immediate payment or through a receivable obligation at one of our over-the-counter retail stores. Revenue is recognized upon the shipment of goods when retail and wholesale customers have fulfilled their obligation to pay, or promise to pay, through e-commerce or phone sales. Shipping and handling costs are accounted for as fulfillment costs after the customer obtains control of the goods.

Crafted-precious-metal items at the end of their useful lives are sold for its precious metal contained. The metal is assayed to determine the precious metal content, a price is agreed upon and payment is made usually within two days. Revenue is recognized from the sale once the performance obligation is satisfied.

In limited circumstances, merchandise is exchanged for similar merchandise and/or monetary consideration with both dealers and retail customers, for which revenue is recognized in accordance with ASC 845, Nonmonetary Transactions. When merchandise is exchanged for similar merchandise and there is no monetary component to the exchange, there is no revenue recognized. Instead, the basis of the merchandise relinquished becomes the basis of the merchandise received, less any indicated impairment of value of the merchandise relinquished. When merchandise is exchanged for similar merchandise and there is a monetary component to the exchange, revenue is recognized to the extent of the monetary assets received that determines the cost of sale based on the ratio of monetary assets received to monetary and non-monetary assets received multiplied by the cost of the assets surrendered.

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

Our return policy covers retail transactions. In some cases, customers may return a product purchased within 30 days of the receipt of the items for a full refund. Also, in some cases customers may cancel the sale within 30 days of making a commitment to purchase the items. Additionally, a customer may return an item for full refund if they can demonstrate that the item is not authentic, or there was an error in the description of the piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. The consumer segment has established an allowance for estimated returns based on our review of historical returns experience and reduces our reported revenues and cost of sales accordingly. For the three and six months ended June 30, 2023 and 2022, the allowance for returns remained the same at approximately $28,000.

A significant amount of revenue stems from sales to two precious metal refining and bullion partners. One partner constitutes 24.5% and 28.9% of the revenues for the three and six months ended June 30, 2023, respectively. The second partner constitutes 23.7% and 10.4%, of the revenues for the three and six months ended June 30, 2023, respectively. However, the Company believes that the products it sells is marketable to numerous sources at competitive prices.

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

Accounts Receivable: We record trade receivables when revenue is recognized. The new accounting standard introduces a new expected credit losses methodology for estimating allowances for credit losses which is based on expected losses rather than incurred losses. We are required to use a forward-looking expected credit loss methodology for accounts receivable. This new methodology is effective for the fiscal years beginning January 1, 2023. We will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging, using the new expected losses methodology. The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are considered and expected to be uncollectable are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The consumer segment had no allowance for doubtful accounts balance as of June 30, 2023 and December 31, 2022. Some of commercial segment’s customers are on payment terms, and although low risk, occasionally the need may arise to record an allowance for receivables that are deemed high risk using the new expected loss methodology. The commercial segment’s allowance for doubtful accounts, as of June 30, 2023 and December 31, 2022 was $186,288 and $51,734, respectively. The increase in allowance for doubtful accounts ending June 30, 2023, as compared to December 31, 2022 is primarily due to the commercial segment and the new forward looking methodology of estimating future expected losses.

Income Taxes: Income taxes are accounted for under the asset and liability method prescribed by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized. During fiscal 2022, management determined that it was more likely than not the tax asset would be reduced by future taxable income, therefore, the remaining valuation allowance at December 31, 2022, was released. As of June 30, 2023, we had a deferred tax asset of $612,832 with $0 offsetting valuation allowance. As of December 31, 2022, the Company had a deferred tax asset of $1,488,258 with an offsetting valuation allowance of $0.

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized.  Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the three and six months ended June 30, 2023 and 2022.

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

The Company has nine operating leases as of June 30, 2023—five in DFW, two in Mt. Pleasant, South Carolina and two in Chandler, Arizona. The leases for the consumer segment are: 1) the flagship store located at 13022 Preston Road, Dallas, Texas expiring on January 31, 2027, with an option to extend the lease for an additional five years, at the prevailing market rate for comparable space in comparable buildings in the vicinity; 2) the Grand Prairie, Texas lease expiring June 30, 2027, with an option to extend the lease for an additional five years; 3) the two leases for the Mt. Pleasant, South Carolina location expiring on April 30, 2025, with no additional renewal options; and 4) the lease for the Euless, Texas location expiring June 30, 2025, with an option to extend the lease for an additional five years. The leases for the commercial segment are: 1) the Echo location on W. Belt Line Road, in Carrollton, Texas, expiring January 31, 2026, with an option to extend the lease an additional five years: 2) the lease for the Teladvance location, which also houses ITAD USA and CEX, on Realty Road in Carrollton, Texas expiring January 31, 2027, with no additional renewal options; and 3) the two leases for the Avail location in Chandler, Arizona expiring on May 31, 2025, with no additional renewal options. All of the Company’s nine leases as of June 30, 2023 are triple net, for which it pays its proportionate share of common area maintenance, property taxes and property insurance. Leasing costs for the three months ended June 30, 2023 and 2022 were $705,365 and $659,860 respectively, comprised of a combination of minimum lease payments and variable lease costs. Leasing costs for the six months ended June 30, 2023 and 2022 were $1,361,885 and $1,282,723, respectively, comprised of a combination of minimum lease payments and variable lease costs.

As of June 30, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.8 years and 4.4%, respectively. For the three months ended June 30, 2023 and 2022, the Company’s cash paid for operating lease liabilities was $706,372 and $650,606 respectively. For the six months ended June 30, 2023 and 2022, the Company’s cash paid for operating lease liabilities was $1,362,892 and $1,266,703, respectively.

Future annual minimum lease payments as of June 30, 2023:

Operating
Leases
Consumer
2023 (excluding the six months ending June 30, 2023)	271,657
2024	552,414
2025	434,274
2026	355,000
2027 and thereafter	50,114

Total minimum lease payments	1,663,459
Less imputed interest	(110,394)

Consumer Sub-Total	1,553,065

Commercial
2023 (excluding the six months ending June 30, 2023)	679,530
2024	1,396,129
2025	1,321,297
2026	474,326
2027 and thereafter	33,455

Total minimum lease payments	3,904,737
Less imputed interest	(235,751)

Commercial Sub-Total	3,668,986

Total	5,222,051

Current portion	1,744,419

$3,477,632

NOTE 12 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted weighted average common shares for the three months ended June 30, 2023 and 2022 is as follows:

	For the Three Months Ended
	June 30,
	2023	2022

Basic weighted average shares	26,916,648	26,924,631
Effect of potential dilutive securities	15,000	15,000
Diluted weighted average shares	26,931,648	26,939,631

For the three months ended June 30, 2023 and 2022, there was a total of 15,000 common stock options, warrants, and Restricted Stock Units (RSUs) unexercised. For the three months ended June 30, 2023 and 2022, there were no anti-dilutive shares.

A reconciliation of basic and diluted weighted average common shares for the six months ended June 30, 2023 and 2022 is as follows:

	For the Six Months Ended
	June 30,
	2023	2022

Basic weighted average shares	26,920,618	26,924,631
Effect of potential dilutive securities	15,000	15,000
Diluted weighted average shares	26,935,618	26,939,631

For the six months ended June 30, 2023 and 2022, there was a total of 15,000 common stock options, warrants, and Restricted Stock Units (RSUs) unexercised. For the six months ended June 30, 2023 and 2022, there were no anti-dilutive shares.

On March 14, 2023, a stock repurchase program was unanimously approved by the Company’s Board of Directors (the “Board”), that gave management authorization to purchase up to one million (1,000,000) shares of the Company’s stock, of a per-share price not to exceed $9, on the open market. The plan expires on March 31, 2026.

The following lists the repurchase of Company shares for the three and six months ended June 30, 2023:

				Shares available
	Total Number of	Average Price		to purchase under
Fiscal Period	Shares Purchased	Paid per Share	Total $ Purchase	the plan

April 1 - 30, 2023	-	-	-	1,000,000
May 1 - 31, 2023	17,029	$6.73	$114,621	982,971
June 1 - 30, 2023	10,392	$7.72	$80,199	972,579

Total	27,421	$7.10	$194,820	972,579

NOTE 13 — LONG-TERM DEBT

Long-term debt consists of the following:

	Outstanding Balance
	June 30,	December 31,	Current
	2023	2022	Interest Rate	Maturity
Consumer
Note payable, Farmers Bank (1)	$2,616,114	$2,668,527	3.10%	November 15, 2026
Note payable, Truist Bank (2)	856,547	874,418	3.65%	July 9, 2030
Note payable, Texas Bank & Trust (3)	447,000	456,187	3.75%	September 14, 2025
Note payable, Texas Bank & Trust (4)	1,659,344	1,691,020	3.75%	July 30, 2031

Consumer Sub-Total	5,579,005	5,690,152

Commercial
Note payable, Farmers Bank (1)	5,935,648	6,054,565	3.10%	November 15, 2026
Line of Credit (5)	-	-	3.10%	November 15, 2024
Avail Transaction note (6)	1,166,667	1,500,000	0.00%	April 1, 2025

Commercial Sub-Total	7,102,315	7,554,565

Corporate
Note payable, Texas Bank & Trust (7)	2,675,844	2,732,688	3.25%	Novemeber 4, 2025

Sub-Total	15,357,164	15,977,405

Current portion	1,251,747	1,250,702

	$14,105,417	$14,726,703

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

(5) On November 23, 2021, the Company secured a 36-month line of credit from FSB for $3,500,000 at 3.1% annual interest rate. As of June 30, 2023 and December 31, 2022, the outstanding balance of the line of credit was $0.

(6) On October 29, 2021, the commercial segment entered into the Avail Transaction to purchase all of the assets, liabilities and rights and interests of Avail AZ, for $4.5 million. The purchase was facilitated by an initial payment of $2.5 million at closing, and the remaining $2.0 million to be paid out by 12 quarterly payments starting April 1, 2022, of $166,667 each. The Installment note payable for the Avail Transaction imputed at 3.1%

 (7) On November 4, 2020, 1901 Gateway Holdings, LLC, a wholly owned subsidiary of Envela Corporation, closed on the purchase of its corporate office building located at 1901 Gateway Drive, Irving, Texas for $3.521 million. The building was partially financed through a $2.96 million, five-year loan, bearing an interest rate of 3.25%, amortized over 20 years, payable to Texas Bank & Trust. The note has monthly interest and principal payments of $16,792.

Future scheduled principal payments of our notes payable as of June 30, 2023 are as follows:

CONSUMER SEGMENT

Note payable, Farmers State Bank

Year Ending December 31,	Amount

2023 (excluding the six months ended June 30, 2023)	$53,010
2024	108,743
2025	112,162
2026	2,342,199

Subtotal	$2,616,114

Note payable, Truist Bank

Year Ending December 31,	Amount

2023 (excluding the six months ended June 30, 2023)	$18,116
2024	37,342
2025	38,748
2026	40,206
2027	42,081
Thereafter	680,054

Subtotal	$856,547

Note payable, Texas Bank & Trust

Year Ending December 31,	Amount

2023 (excluding the six months ended June 30, 2023)	$9,315
2024	19,209
2025	418,476

Subtotal	$447,000

Note payable, Texas Bank & Trust

Year Ending December 31,	Amount

2023 (excluding the six months ended June 30, 2023)	$31,934
2024	66,218
2025	75,213
2026	78,734
2027	80,711
Thereafter	1,326,534

Subtotal	$1,659,344

COMMERCIAL SEGMENT

Note payable, Farmers Bank

Year Ending December 31,	Amount

2023 (excluding the six months ended June 30, 2023)	$120,274
2024	246,725
2025	254,483
2026	5,314,166

Subtotal	$5,935,648

Note payable, Avail Transaction

Year Ending December 31,	Amount

2023 (excluding the six months ended June 30, 2023)	$333,334
2024	666,667
2025	166,666

Subtotal	$1,166,667

CORPORATE

Note payable, Texas Bank & Trust - Envela

Year Ending December 31,	Amount

2023 (excluding the six months ended June 30, 2023)	$56,825
2024	116,509
2025	2,502,510

Subtotal	2,675,844

$15,357,164

Future scheduled aggregate amount of principal payments and maturities of our notes payable as of June 30, 2023 are as follows:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year:	Payments	Maturities	Total
2023 (excluding the six months ended June 30, 2023)	622,808	-	622,808
2024	1,261,413	-	1,261,413
2025	772,387	2,795,871	3,568,258
2026	464,893	7,310,412	7,775,305
2027	122,792	-	122,792
Thereafter	428,239	1,578,349	2,006,588

Total	$3,672,532	$11,684,632	$15,357,164

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

There was no stock-based compensation expense for the three and six months ended June 30, 2023 and 2022.

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

NOTE 16 — CONTINGENCIES

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2022 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

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

Consumer Segment Recommerce Activities

The Company operates a sustainable marketplace for preowned luxury goods. We buy and sell coins, diamonds, jewelry, and related accessories and other merchandise. Our ability to offer quality pre-owned goods at prices significantly lower than original retail prices attracts value-conscious customers. The consumer segment depends on purchasing products and materials from secondary markets. We are reliant on our ability to obtain an adequate supply of products and material at prices or other terms acceptable to us. The gross profit on sales of inventory depends primarily on our assessment of the purchase value at the time the property is purchased and our ability to sell that merchandise in a timely manner.

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

Consumer Segment Growth and Expansion

Our continued strategy will be to expand the number of locations we operate through opening new (“de novo”) locations in both current markets within DFW and South Carolina. On May 4, 2023, the Company closed on a building, in Phoenix, Arizona, for $1,231,150 and will begin to prepare the building to house our next retail location. We continue to search for other locations to expand. Our ability to add new stores is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel. We see opportunity for further expansion through de novo openings in the United States. The Company expects capital expenditures over the next twelve months including the potential purchase of additional properties.

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

Economic Conditions

Surging inflation, supply chain disruptions and the war in Ukraine have affected the recommerce business in unpredictable ways. There have been fewer customers raising money by selling items. For more information, see Note 16 to these interim condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP principles. The preparation of these financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are more fully described in “Note 1 — Accounting Policies and Nature of Operations” in the Company’s 2022 Annual Report, we believe that the accounting estimates discussed below relate to the more significant areas involving management’s judgments and estimates.

Inventories

The consumer Segment inventory is valued at the lower of cost or net realizable value (“NRV”). We acquire a majority of our inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and monetary collectibles. We acquire these items based on our own internal estimate of the fair value of the items at the time of purchase. We consider factors such as the current spot market price of precious metals and current market demand for the items being purchased. The consumer Segment supplements these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on our balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance. The majority of our inventory has some component of its value that is based on the spot market price of precious metals. Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of our inventory and could positively or negatively impact our profitability. We monitor these fluctuations to evaluate any necessary impairment to inventory.

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

For the three and six months ended June 30, 2023, we have not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. Refer to our significant accounting policies are more fully described in Note 3 to these interim condensed consolidated financial statements.

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

The following table provide a reconciliation of net income to EBITDA for the three months ending June 30, 2023 and 2022:

	For the three months ended June 30,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

EBITDA Reconciliation:
Net Income	$1,168,309	$435,400	$1,603,709	$1,766,584	$2,081,274	$3,847,858
Add (deduct):
Depreciation and amortization	79,408	256,766	336,174	101,434	178,082	279,516
Other income	(23,929)	(129,723)	(153,652)	(9,397)	(12,004)	(21,401)
Interest expense	58,209	56,479	114,688	61,663	59,379	121,042
Income tax expense	339,672	158,902	498,574	15,391	34,861	50,252

EBITDA	$1,621,669	$777,824	$2,399,493	$1,935,675	$2,341,592	$4,277,267

The following table provide a reconciliation of net income to EBITDA for the six months ending June 30, 2023 and 2022:

	For the six months Ended June 30,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

EBITDA Reconciliation:
Net Income	$2,305,193	$1,824,833	$4,130,026	$3,642,725	$2,852,358	$6,495,083
Add (deduct):
Depreciation and amortization	177,542	512,983	690,525	208,397	363,066	571,463
Other income	(47,463)	(316,968)	(364,431)	(24,014)	(24,027)	(48,041)
Interest expense	117,827	113,925	231,752	122,904	121,377	244,281
Income tax expense	657,513	558,707	1,216,220	28,568	51,976	80,544

EBITDA	$3,210,612	$2,693,480	$5,904,092	$3,978,580	$3,364,750	$7,343,330

Results of Operations

The following disaggregation of total revenue is listed by sales category and segment for the three months ended June 30, 2023 and 2022:

CONSOLIDATED	Three Months Ended June 30,
	2023			2022
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Consumer
Resale	$36,645,641	$3,353,835	9.2%	$28,165,026	$3,719,954	13.2%
Recycled	2,995,793	740,807	24.7%	2,174,101	468,630	21.6%

Subtotal	39,641,434	4,094,642	10.3%	30,339,127	4,188,584	13.8%

Commercial
Resale	7,566,236	5,051,337	66.8%	9,102,001	5,566,507	61.2%
Recycled	3,095,857	1,616,068	52.2%	3,198,590	1,722,909	53.9%

Subtotal	10,662,093	6,667,405	62.5%	12,300,591	7,289,416	59.3%

	$50,303,527	$10,762,047	21.4%	$42,639,718	$11,478,000	26.9%

Comparison of three months ended June 30, 2023 and 2022

Resale Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Resale Revenue
Consumer	$36,645,641	$28,165,026	$8,480,615	30%
Commercial	$7,566,236	9,102,001	$(1,535,765)	-17%

Resale revenue related to the consumer segment increased by $8,480,615, or 30%, during the three months ended June 30, 2023, to $36,645,641, as compared to $28,165,026 during the same period in 2022. Resale revenue, such as bullion, jewelry, watches, and rare coins, increased due to heavy on-line advertising.

Resale revenue related to the commercial segment decreased by $1,535,765, or 17%, during the three months ended June 30, 2023, to $7,566,236, as compared to $9,102,001 during the same period in 2022. Resale revenue decreased primarily due to a lower than expected volume of inventory purchased for resale during the three months ending June 30, 2023.

Recycled Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Recycled Revenue
Consumer	$2,995,793	2,174,101	$821,692	38%
Commercial	$3,095,857	3,198,590	$(102,733)	-3%

Recycled revenue related to the consumer segment increased by $821,692, or 38%, during the three months ended June 30, 2023, to $2,995,793, as compared to $2,174,101 during the same period in 2022. Recycled revenue increased primarily during the period ending June 30, 2023 due to increased purchases of non-retail precious metals to be recycled instead of being sold to retail consumers.

Recycled revenue related to the commercial segment decreased by $102,733, or 3%, during the three months ended June 30, 2023, to $3,095,857, as compared to $3,198,590 during the same period in 2022. Recycled revenue slightly decreased primarily due to a decrease of electronic material purchased to be recycled from material not suitable to resale to commercial customers during the three months ending June 30, 2023.

Gross Profit - Resale

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Gross Profit - Resale
Consumer	$3,353,835	$3,719,954	$(366,119)	-10%
Commercial	$5,051,337	5,566,507	$(515,170)	-9%

Resale gross profit related to the consumer operations for the three months ended June 30, 2023, decreased by $366,119, or 10%, to $3,353,835, as compared to resale gross profit of $3,719,954 during the same period in 2022. The decrease in resale gross profit was due primarily to increased competition in the jewelry sector.

Resale gross profit related to the commercial operations for the three months ended June 30, 2023, decreased by $515,170, or 9%, to $5,051,337, as compared to resale gross profit of $5,566,507 during the same period in 2022. The decrease in resale gross profit was primarily due to the decrease in sales volume in the three months ended June 30, 2023 as compared to the same period in 2022.

Gross Profit - Recycled

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Gross Profit - Recycled
Consumer	$740,807	468,630	$272,177	58%
Commercial	$1,616,068	1,722,909	$(106,841)	-6%

Recycled gross profit related to the consumer operations for the three months ended June 30, 2023, increased by $272,177, or 58%, to $740,807, as compared to gross profit of $468,630 during the same period in 2022. The increase in recycled gross profit was primarily due to the increase of approximately 38% in recycled sales during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Recycled gross profit related to the commercial operations for the three months ended June 30, 2023, decreased by $106,841, or 6%, to $1,616,068, as compared to gross profit of $1,722,909 during the same period in 2022. The decrease in recycled gross profit was due primarily to a 3% decrease in recycled sales during the three months ended June 30, 2023, as compared to the same period in 2022.

	For The Three Months Ended June 30,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Revenue:
Sales	$39,641,434	$10,662,093	$50,303,527	$30,339,127	$12,300,591	$42,639,718
Cost of goods sold	35,546,792	3,994,688	39,541,480	26,150,543	5,011,175	31,161,718

Gross profit	4,094,642	6,667,405	10,762,047	4,188,584	7,289,416	11,478,000

Expenses:
Selling, general and administrative expenses	2,472,973	5,889,581	8,362,554	2,252,909	4,947,824	7,200,733
Depreciation and amortization	79,408	256,766	336,174	101,434	178,082	279,516

	2,552,381	6,146,347	8,698,728	2,354,343	5,125,906	7,480,249

Operating income	1,542,261	521,058	2,063,319	1,834,241	2,163,510	3,997,751

Other income/expense:
Other income	23,929	129,723	153,652	9,397	12,004	21,401
Interest expense	58,209	56,479	114,688	61,663	59,379	121,042

Income before income taxes	1,507,981	594,302	2,102,283	1,781,975	2,116,135	3,898,110

Income tax expense	339,672	158,902	498,574	15,391	34,861	50,252

Net income	$1,168,309	$435,400	$1,603,709	$1,766,584	$2,081,274	$3,847,858

Selling, General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Selling, General and Administrative
Consumer	$2,472,973	$2,252,909	$220,064	10%
Commercial	$5,889,581	$4,947,824	$941,757	19%

Selling, General and Administrative Expenses, for the consumer segment, for the three months ended June 30, 2023, increased by $220,064, or 10%, to $2,472,973, as compared to $2,252,009 during the same period in 2022. The increase was primarily due to increased expenses related to expanding our footprint into Arizona and other markets. Additionally, starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated here to be included in selling, general, and administrative expenses for comparison purposes.

During the three-month period ending on June 30, 2023, there was a significant increase in selling, general, and administrative expenses amounting to $941,757 compared to the same period in 2022. This increase can primarily be attributed to factors such as an increase in staff, higher salaries and related costs, as well as the Company's ongoing expansion in the consumer segment, which includes increased spending on marketing and professional services. Additionally, starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated here to be included in selling, general, and administrative expenses for comparison purposes.

Depreciation and Amortization

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Depreciation and Amortization
Consumer	$79,408	$101,434	$(22,026)	-22%
Commercial	$256,766	$178,082	$78,684	44%

Depreciation and amortization, for the consumer segment, for the three months ended June 30, 2023, decreased by $22,026, or 22%, to $79,408, as compared to $101,434 during the same period in 2022. The decrease was primarily due to some of the fixed assets being fully depreciated.

Depreciation and amortization, for the commercial segment, for the three months ended June 30, 2023, increased by $78,684, or 44%, to $256,766, as compared to $178,082 during the same period in 2022. The increase was primarily due to the amortization of increased intangible assets added from the Avail Transaction during the latter half of fiscal 2022.

Other Income

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Other Income
Consumer	$23,929	$9,397	$14,532	155%
Commercial	$129,723	$12,004	$117,719	981%

Other income, for the consumer segment, for the three months ended June 30, 2023, increased by $14,532, or 155%, to $23,929, as compared to $9,397 during the same period in 2022. The increase in other income was primarily due to interest earned from bank accounts for the three months ended June 30, 2023. Additionally, starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated to be included in selling, general, and administrative expenses for comparison purposes.

Other income, for the commercial segment, for the three months ended June 30, 2023, increased by $117,719, or 981%, to $129,723, as compared to $12,004 during the same period in 2022. The increase in other income was primarily due to interest earned from bank accounts of $94,874. Additionally, starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated to be included in selling, general, and administrative expenses for comparison purposes.

Interest Expense

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Interest Expense
Consumer	$58,209	$61,663	$(3,454)	-6%
Commercial	$56,479	$59,379	$(2,900)	-5%

Interest expense, for the consumer segment, for the three months ended June 30, 2023, decreased by $3,454, or 6%, to $58,209, as compared to $61,663 during the same period in 2022. The decrease was primarily due to reduced loan balances during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Interest expense, for the commercial segment, for the three months ended June 30, 2023, decreased by $2,900, or 5%, to $56,479, as compared to $59,379 during the same period in 2022. The decrease was primarily due to reduced loan balances during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Income Tax Expense

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Income Tax Expense
Consumer	$339,672	$15,391	$324,281	2107%
Commercial	$158,902	$34,861	$124,041	356%

Income tax expense, for both segments, for the three months ended June 30, 2023, was $498,574, an increase of $448,322, as compared to income tax expense of $50,252 for the three months ended June 30, 2022. Currently, the Company has a deferred tax asset reflecting net operating losses brought over from prior years. Through fiscal 2022, there was an off-setting valuation allowance associated with the deferred tax asset. The valuation allowance was written off as of December 31, 2022. Starting January 1, 2023, the Company has a federal tax rate of approximately 21%, in addition to other state and local taxes, on net income. The effective income tax rate was 23.7% and 1.3% for the three months ended June 30, 2023 and 2022, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes, non-deductible expenses and changes in the valuation allowance in relation to the deferred tax asset for net operating loss carryforwards, as was the Company’s case for the increase for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

 Net Income

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Net Income
Consumer	$1,168,309	$1,766,584	$(598,275)	-34%
Commercial	$435,400	$2,081,274	$(1,645,874)	-79%

Net income related to the consumer operations for the three months ended June 30, 2023, decreased by $598,272, or 34%, to $1,168,309, as compared to $1,766,584 during the same period in 2022. The decrease in net income was due primarily to increased income tax expense of $324,281 and an increase in selling, general and administrative expenses of $220,064 due to our increasing footprint in Arizona and other markets during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Net income related to the commercial operations for the three months ended June 30, 2023, decreased by $1,645,874, or 79%, to $435,400, as compared to $2,081,274 during the same period in 2022. The decrease in net income was due primarily to an increase in income tax expense of $124,041, a decrease in gross profit of $622,011, added to an increase in selling, general and administrative expenses of $941,757. The increase in selling, general and administrative expenses of $941,757 can primarily be attributed to factors such as an increase in staff, higher salaries and related costs, as well as the Company's ongoing expansion in the consumer segment, which includes increased spending on marketing and professional services.

Earnings Per Share

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

Earnings Per Share	$0.06	$0.14	$(0.08)	-57%

Earnings per share, for the three months ended June 30, 2023, for net income per basic and diluted shares attributable to holders of our Common Stock was $0.06, compared to $0.14 per basic and diluted shares attributable to holders of our Common Stock for the three months ended June 30, 2022.

The following disaggregation of total revenue is listed by sales category and segment for the six months ended June 30, 2023 and 2022:

CONSOLIDATED	Six Months Ended June 30,
	2023			2022
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Consumer
Resale	$70,365,601	$6,658,767	9.5%	$61,842,159	$7,462,806	12.1%
Recycled	5,980,230	1,420,843	23.8%	4,279,840	949,240	22.2%

Subtotal	76,345,831	8,079,610	10.6%	66,121,999	8,412,046	12.7%

Commercial
Resale	16,124,326	10,850,463	67.3%	18,681,858	10,140,775	54.3%
Recycled	6,222,410	3,241,876	52.1%	5,250,959	2,636,213	50.2%

Subtotal	22,346,736	14,092,339	63.1%	23,932,817	12,776,988	53.4%

	$98,692,567	$22,171,949	22.5%	$90,054,816	$21,189,034	23.5%

Comparison of six months ended June 30, 2023 and 2022

Resale Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Resale Revenue
Consumer	$70,365,601	$61,842,159	$8,523,442	14%
Commercial	$16,124,326	$18,681,858	$(2,557,532)	-14%

Resale revenue related to the consumer segment increased by $8,523,442, or 14%, during the six months ended June 30, 2023, to $70,365,601, as compared to $61,842,159 during the same period in 2022. Resale revenue, such as bullion, jewelry, watches, and rare coins, increased $8,523,442 during the six months ending June 30, 2023 due to heavy on-line advertising, as compared to the same period in 2022.

Resale revenue related to the commercial segment decreased by $2,557,532, or 14%, during the three months ended June 30, 2023, to $16,124,326, as compared to $18,681,858 during the same period in 2022. Resale revenue decreased primarily due to supply chain issues of purchasing inventory during the six months ending June 30, 2023.

Recycled Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Recycled Revenue
Consumer	$5,980,230	$4,279,840	$1,700,390	40%
Commercial	$6,222,410	$5,250,959	$971,451	19%

Recycled revenue related to the consumer segment increased by $1,700,390, or 40%, during the six months ended June 30, 2023, to $5,980,230, as compared to $4,279,840 during the same period in 2022. Recycled revenue increased $1,700,390 during the six months ending June 30, 2023, compared to the six months ended June 30, 2022 primarily due to increased inventory purchased that was not selected to be exhibited in our retail showcases. Inventory was scrapped for its precious metal content.

Recycled revenue related to the commercial segment increased by $971,451, or 19%, during the six months ended June 30, 2023, to $6,222,410, as compared to $5,250,959 during the same period in 2022. Recycled revenue increased primarily due to an increase of electronic material to be recycled from material not suitable to resale to commercial customers during the six months ending June 30, 2023, compared to the six months ending June 30, 2022.

Gross Profit - Resale

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Gross Profit - Resale
Consumer	$6,658,767	$7,462,806	$(804,039)	-11%
Commercial	$10,850,463	$10,140,775	$709,688	7%

Resale gross profit related to the consumer operations for the six months ended June 30, 2023, decreased by $804,039, or 11%, to $6,658,767, as compared to resale gross profit of $7,462,806 during the same period in 2022 due to increased competition in the jewelry sector.

Resale gross profit related to the commercial operations for the six months ended June 30, 2023, increased by $709,688, or 7%, to $10,850,463, as compared to resale gross profit of $10,140,775 during the same period in 2022. The increase in resale gross profit was primarily due to increased sales prices on material sold.

Gross Profit - Recycled

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Gross Profit - Recycled
Consumer	$1,420,843	$949,240	$471,603	50%
Commercial	$3,241,876	$2,636,213	$605,663	23%

Recycled gross profit related to the consumer operations for the six months ended June 30, 2023, increased by $471,603, or 50%, to $1,420,843, as compared to gross profit of $949,240 during the same period in 2022. The increase in recycled gross profit was primarily due to the increase of approximately 40% in recycled sales during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Recycled gross profit related to the commercial operations for the six months ended June 30, 2023, increased by $605,663, or 23%, to $3,241,876, as compared to gross profit of $2,636,213 during the same period in 2022. The increase in recycled gross profit was due primarily to 19% increase in recycled sales during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

	For The Six Months Ended June 30,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Revenue:
Sales	$76,345,831	$22,346,736	$98,692,567	$66,121,999	$23,932,817	$90,054,816
Cost of goods sold	68,266,221	8,254,397	76,520,618	57,709,953	11,155,829	68,865,782

Gross profit	8,079,610	14,092,339	22,171,949	8,412,046	12,776,988	21,189,034

Expenses:
Selling, general and administrative expenses	4,868,998	11,398,859	16,267,857	4,433,466	9,412,238	13,845,704
Depreciation and amortization	177,542	512,983	690,525	208,397	363,066	571,463

	5,046,540	11,911,842	16,958,382	4,641,863	9,775,304	14,417,167

Operating income	3,033,070	2,180,497	5,213,567	3,770,183	3,001,684	6,771,867

Other income/expense:
Other income	47,463	316,968	364,431	24,014	24,027	48,041
Interest expense	117,827	113,925	231,752	122,904	121,377	244,281

Income before income taxes	2,962,706	2,383,540	5,346,246	3,671,293	2,904,334	6,575,627

Income tax expense	657,513	558,707	1,216,220	28,568	51,976	80,544

Net income	$2,305,193	$1,824,833	$4,130,026	$3,642,725	$2,852,358	$6,495,083

Selling, General and Administrative

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Selling, General and Administrative
Consumer	$4,868,998	$4,433,466	$435,532	10%
Commercial	$11,398,859	$9,412,238	$1,986,621	21%

Selling, General and Administrative Expenses, for the consumer segment, for the six months ended June 30, 2023, increased by $435,532, or 10%, to $4,868,998, as compared to $4,433,466 during the same period in 2022. The increase was primarily due to increased expenses related to expanding our footprint into Arizona and other markets. Additionally, starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated to be included in selling, general, and administrative expenses for comparison purposes.

Selling, General and Administrative Expenses, for the commercial segment, for the six months ended June 30, 2023, increased by $1,986,621, or 21%, to $11,398,859, as compared to $9,412,238 during the same period in 2022. The increase was primarily due to increased expenses related to expanding the commercial business by increasing the corporate infrastructure. Additionally, starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated to be included in selling, general, and administrative expenses for comparison purposes.

Depreciation and Amortization

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Depreciation and Amortization
Consumer	$177,542	$208,397	$(30,855)	-15%
Commercial	$512,983	$363,066	$149,917	41%

Depreciation and amortization, for the consumer segment, for the six months ended June 30, 2023, decreased by $30,855, or 15%, to $177,542, as compared to $208,397 during the same period in 2022. The decrease was primarily due to some of the fixed assets being fully depreciated.

Depreciation and amortization, for the commercial segment, for the six months ended June 30, 2023, increased by $149,917, or 41%, to $512,983, as compared to $363,066 during the same period in 2022. The increase was primarily due to the amortization of increased intangible assets added from the Avail Transaction during the latter half of fiscal 2022.

Other Income (Expense)

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Other Income
Consumer	$47,463	$24,014	$23,449	98%
Commercial	$316,968	$24,027	$292,941	1219%

Other income, for the consumer segment, for the six months ended June 30, 2023, was $47,463, as compared to $24,014 during the same period in 2022, an increase of $23,449, or 98%. The increase in other income was primarily due to increase interest earned from bank accounts for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. Additionally, starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated to be included in selling, general, and administrative expenses for comparison purposes.

Other income, for the commercial segment, for the six months ended June 30, 2023, was $316,968, as compared to $24,027 during the same period in 2022, an increase of $292,941, or 1219%. The increase in other income for the six months ended June 30, 2023 was primarily due to interest earned from bank accounts of $156,252, notes receivable interest received of $94,115 from notes receivable formerly written off during fiscal year 2021, and rental income, of $48,000, from third party tenants of the corporate headquarters allocated to the commercial segment, as compared to $24,000 of rental income from third party tenants for the six months ended June 30, 2022. Additionally, starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated to be included in selling, general, and administrative expenses for comparison purposes.

Interest Expense

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Interest Expense
Consumer	$117,827	$122,904	$(5,077)	-4%
Commercial	$113,925	$121,377	$(7,452)	-6%

Interest expense, for the consumer segment, for the six months ended June 30, 2023, decreased by $5,077, or 4%, to $117,827, as compared to $122,904 during the same period in 2022. The decrease was primarily due to reduced loan balances during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Interest expense, for the commercial segment, for the six months ended June 30, 2023, decreased by $7,452, or 6%, to $113,925, as compared to $121,377 during the same period in 2022. The decrease was primarily due to reduced loan balances during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Income Tax Expense

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Income Tax Expense
Consumer	$657,513	$28,568	$628,945	2202%
Commercial	$558,707	$51,976	$506,731	975%

Income tax expense, for both segments, for the six months ended June 30, 2023, was $1,216,220, an increase of $1,135,676, as compared to income tax expense of $80,544 for the six months ended June 30, 2022. Currently, the Company has a deferred tax asset reflecting net operating losses brought over from prior years. Through fiscal 2022, there was an off-setting valuation allowance associated with the deferred tax asset. The valuation allowance was written off as of December 31, 2022. Starting January 1, 2023, the Company has a federal tax rate of approximately 21%, in addition to other state and local taxes, on net income before taxes. The effective income tax rate was 22.7% and 1.2% for the six months ended June 30, 2023 and 2022, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes, non-deductible expenses and changes in the valuation allowance in relation to the deferred tax asset for net operating loss carryforwards, as was the Company’s case for the increase for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

 Net Income

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Net Income
Consumer	$2,305,193	$3,642,725	$(1,337,532)	-37%
Commercial	$1,824,833	$2,852,358	$(1,027,525)	-36%

Net income related to the consumer operations for the six months ended June 30, 2023, decreased by $1,337,532, or 37%, to $2,305,193, as compared to $3,642,725 during the same period in 2022. The decrease in net income was due primarily to the increased tax expense of $628,945, the decrease in gross profit of $332,436 and the increase in selling, general and administrative expenses of $435,532 for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Net income related to the commercial operations for the six months ended June 30, 2023, decreased by $1,027,525, or 36%, to $1,824,833, as compared to $2,852,358 during the same period in 2022. The decrease in net income for the six months ended June 30, 2023 was due primarily to an increase in gross profit of $1,315,351 and an increase in other income of $292,941, offset by an increase in income tax expense of $506,731 and an increase in selling, general and administrative expenses of $1,986,621, compared to the six months ended June 30, 2022.

Earnings Per Share

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

Earnings Per Share	$0.15	$0.24	$(0.09)	-38%

Earnings per share, for the six months ended June 30, 2023, for net income per basic and diluted shares attributable to holders of our Common Stock was $0.15, compared to $0.24 per basic and diluted shares attributable to holders of our Common Stock for the six months ended June 30, 2022.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$2,748,490	$6,362,641
Investing activities	(722,621)	(420,917)
Financing activities	(815,062)	(2,144,396)

Net increase in cash and cash equivalents	$1,210,807	$3,797,328

During the six months ended June 30, 2023, cash flows provided by operations totaled $2,748,490, and during the six months ended June 30, 2021, cash flows provided by operations totaled $6,362,641, a decrease of $3,614,151. Cash provided by operations for the six months ended June 30, 2023 was driven primarily by net income added to non-cash items of depreciation and amortization, bad debt and deferred taxes of $5,869,173, a reduction of prepaid expenses of $75,838 and an increase in customer deposits and other liabilities of $65,948, offset by an increase in inventories of $2,762,524, a decrease in accounts payable and accrued expenses of $218,632, an increase in other assets of $202,788 and an increase in trade receivables of $78,053. Cash provided by operations for the six months ended June 30, 2022 was driven largely by net income added to non-cash items of depreciation, amortization and bad debt of $7,091,546, a decrease in trade receivables of $1,452,651, an increase in customer deposits and other liabilities of $1,019,363, a decrease in other assets of $754,759 and an increase in accounts payable and accrued expenses of $767,122, offset by an increase in inventories of $3,755,662 and the increase in prepaid expenses of $981,616.

During the six months ended June 30, 2023 and 2022, cash flows used in investing activities totaled $722,621 and $420,917, respectively, a period-over-period increase of $301,704. Cash used in investing activities during the six months ended June 30, 2023 was primarily due to the purchase of property and equipment of $1,300,871, offset by the reduction in note receivable of $578,250. Cash used in investing activities during the six months ended June 30, 2022 was primarily due to the purchase of additional property and equipment of $203,929 and the addition to the acquisition of Avail assets and liabilities of $216,988.

During the six months ended June 30, 2023 and 2022, cash flows used in financing totaled $815,062 and $2,144,396, respectively, a period-over-period decrease of $1,329,334. Cash used in financing during the six months ended June 30, 2023 was primarily due from payments made against notes payable of $620,242 and the repurchase of Company stock on the open market. Cash used in financing during the six months ended June 30, 2022 was primarily due from payments made against notes payable of $444,396 and payments made against the line of credit of $1,700,000.

We expect our capital expenditures to total approximately $2,500,000 during the next 12 months. These expenditures will be driven by the purchase of additional equipment and potential property purchases by both segments seeking to expand the Company into other markets. The Company has an outstanding capital commitment of $100,000 to build-out the consumer building purchased in Phoenix, Arizona on May 4, 2023.

Our primary source of liquidity and capital resources currently consist of cash generated from our operating results and current borrowings, including the Truist Lewisville Loan, the TB&T Grapevine Loan, the TB&T Irving Loan, the TB&T Frisco Loan and two FSB loans. For more information, see Note 13 to our interim condensed financial statements, which is incorporated into this item by reference. In addition, on November 23, 2021, the Company secured a thirty-six month line of credit from Farmers State Bank of Oakley Kansas (the “FSB Facility”) for up to $3,500,000. The FSB Facility has an annual interest rate of 3.1%. We maintain the FSB Facility to help fund cash shortfalls that we may have from time to time. We do not currently anticipate the need of those funds for operations and do not currently have any amounts drawn against the FSB Facility as of June 30, 2023.

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

The Company leases certain of its facilities under operating leases. The minimum rental commitments, under non-cancellable operating leases, excluding imputed interest, as of June 30, 2023 are as follows:

Operating Leases	Total	2023	2024	2025	2026	Thereafter

Consumer (excluding the six months ending June 30, 2023)	$1,663,459	$271,657	$552,414	$434,274	$355,000	$50,114

Commercial (excluding the six months ending June 30, 2023)	3,904,737	679,530	1,396,129	1,321,297	474,326	33,455

Total	$5,568,196	$951,187	$1,948,543	$1,755,571	$829,326	$83,569

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

The following lists the repurchase of Company shares for the three months ended June 30, 2023:

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number of		as part of publicly	yet be purchased
	shares purchased	Average price	announced plan	under the plans
Fiscal Period	(1)	paid per share	or program (2)	or program

April 1 - 30, 2023	-	-	-	1,000,000
May 1 - 31, 2023	17,029	$6.73	17,029	982,971
June 1 - 30, 2023	10,392	$7.72	10,392	972,579

Total	27,421	$7.10	$27,421	972,579

(1) All shares were purchased in open-market transactions through the stock repurchase program approved by the Board on March 14, 2023 for the repurchase of up to one million shares of the Company’s common stock.

(2) The stock repurchase program was publicly announced on May 3, 2023 and expires March 31, 2026. Repurchases under the stock repurchase program began on May 10, 2023.

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

ENVELA CORPORATION (Registrant)
Date: August 2, 2023	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2023		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)

