Form 10-Q
period 2023-09-30
Envela Corp
filed 2023-11-08
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant had 26,700,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2023	2022	2023	2022
Revenue:
Sales	$36,266,271	$45,197,686	$134,958,838	$135,252,502
Cost of goods sold	26,531,989	33,342,029	103,052,607	102,207,811

Gross margin	9,734,282	11,855,657	31,906,231	33,044,691

Expenses:
Selling, General & Administrative Expenses	7,446,380	7,862,085	23,714,237	21,707,789
Depreciation and Amortization	337,713	534,964	1,028,238	1,106,427

Total operating expenses	7,784,093	8,397,049	24,742,475	22,814,216

Operating income	1,950,189	3,458,608	7,163,756	10,230,475
Other income	192,437	43,119	556,868	91,160
Interest expense	117,166	119,957	348,918	364,238

Income before income taxes	2,025,460	3,381,770	7,371,706	9,957,397
Income tax expense	317,967	64,061	1,534,187	144,605

Net income	$1,707,493	$3,317,709	$5,837,519	$9,812,792

Basic earnings per share:
Net income	$0.06	$0.12	$0.22	$0.36

Diluted earnings per share:
Net income	$0.06	$0.12	$0.22	$0.36

Weighted average shares outstanding:
Basic	26,809,778	26,924,631	26,884,221	26,924,631
Diluted	26,824,778	26,939,631	26,899,221	26,939,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$17,305,389	$17,169,969
Trade receivables, net of allowances	8,934,862	7,949,775
Notes receivable, net of allowances	-	578,250
Inventories	23,050,857	18,755,785
Prepaid expenses	1,065,955	1,231,817
Other current assets	76,030	35,113

Total current assets	50,433,093	45,720,709
Property and equipment, net	10,447,600	9,393,802
Right-of-use assets from operating leases	4,616,902	5,872,681
Goodwill	3,921,453	3,621,453
Intangible assets, net	4,475,120	4,993,545
Deferred tax asset	102,607	1,488,258
Other assets	201,446	186,761

Total assets	$74,198,221	$71,277,209

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$3,521,781	$3,358,881
Notes payable	1,331,586	1,250,702
Operating lease liabilities	1,775,883	1,686,997
Accrued expenses	2,229,767	2,286,594
Customer deposits and other liabilities	566,567	282,482

Total current liabilities	9,425,584	8,865,656
Notes payable, less current portion	13,914,961	14,726,703
Operating lease liabilities, less current portion	3,022,058	4,368,400

Total liabilities	26,362,603	27,960,759

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and 26,700,000 shares outstanding as of September 30, 2023; 26,924,631 shares issued and outstanding as of December 31, 2022	269,246	269,246
Treasury stock at cost, 224,631 and 0 shares, as of September 30, 2023 and December 31, 2022, respectively	(1,318,351)	-
Additional paid-in capital	40,173,000	40,173,000
Retained earnings	8,711,723	2,874,204

Total stockholders’ equity	47,835,618	43,316,450

Total liabilities and stockholders’ equity	$74,198,221	$71,277,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,	2023	2022
	(Unaudited)	(Unaudited)
Operations
Net income	$5,837,519	$9,812,792
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, amortization, and other	1,028,239	1,106,427
Bad debt expense	400,493	73,418
Deferred taxes	1,385,651	-
Changes in operating assets and liabilities:
Trade receivables	(1,385,580)	(97,994)
Inventories	(4,295,072)	(4,014,627)
Prepaid expenses	165,863	(1,213,187)
Intangible assets	-	(15,300)
Other assets	(55,601)	311,420
Accounts payable and accrued expenses	106,071	1,924,658
Operating leases	(1,677)	24,123
Customer deposits and other liabilities	284,085	(186,590)

Net cash provided by operations	3,469,991	7,725,140

Investing
Purchase of property and equipment	(1,563,612)	(227,197)
Investment in note receivable	578,250	-
Acquisition of Steven Kretchmer, Inc.	(300,000)	-
Adjustment to the purchase price of the Avail Transaction	-	(216,988)

Net cash used in investing	(1,285,362)	(444,185)

Financing
Payments on notes payable	(930,858)	(750,347)
Purchase of treasury stock	(1,318,351)	-
Proceeds from note payable, Steven Kretchmer, Inc. acquisition	200,000	-
Payments on line of credit	-	(1,700,000)

Net cash used in financing	(2,049,209)	(2,450,347)

Net change in cash and cash equivalents	135,420	4,830,608
Cash and cash equivalents, beginning of period	17,169,969	10,138,148

Cash and cash equivalents, end of period	$17,305,389	$14,968,756

Supplemental Disclosures
Cash paid during the period for:
Interest	$349,747	$372,819
Income taxes	$196,165	$133,000

Non cash activities
Adjustment to the Avail Transaction purchase price allocation	$-	$2,736,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended September 30, 2022 and 2023

(Unaudited)

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at July 1, 2022	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$(6,319,846)	$34,122,400

Net Income	-	-	-	-	-	-	-	3,317,709	3,317,709

Balances at September 30, 2022	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$(3,002,137)	$37,440,109

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances at July 1, 2023	26,924,631	$269,246	(27,421)	$(194,820)	-	$-	$40,173,000	$7,004,230	$47,251,656

Net Income	-	-	-	-	-	-	-	1,707,493	1,707,493

Shares repurchased	-	-	(197,210)	(1,123,531)	-	-	-	-	(1,123,531)

Balances at September 30, 2023	26,924,631	$269,246	(224,631)	$(1,318,351)	-	$-	$40,173,000	$8,711,723	$47,835,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2022 and 2023

(Unaudited)

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at January 1, 2022	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$(12,814,929)	$27,627,317

Net Income	-	-	-	-	-	-	-	9,812,792	9,812,792

Balances at September 30, 2022	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$(3,002,137)	$37,440,109

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances at January 1, 2023	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$2,874,204	$43,316,450

Net Income	-	-	-	-	-	-	-	5,837,519	5,837,519

Shares repurchased	-	-	(224,631)	(1,318,351)	-	-	-	-	(1,318,351)

Balances at September 30, 2023	26,924,631	$269,246	(224,631)	$(1,318,351)	-	$-	$40,173,000	$8,711,723	$47,835,618

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

Starting January 1, 2023, expenses previously classified as other expenses related to the Company’s corporate campus overhead have been included in selling, general, and administrative expenses. Since the presentation of these expenses changed January 1, 2023, management believes the presentation of the 2022 corporate campus overhead should be reclassified to selling, general, and administrative expense for comparison purposes for the three and nine months ended September 30, 2022.

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 — PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

Envela and its subsidiaries engage in diverse business activities within the recommerce sector. These activities include being one of the nation's premier authenticated recommerce retailers of luxury hard assets; providing end-of-life asset recycling and resale to businesses, organization and retail consumers; offering data destruction and IT asset management; and providing products, services and solutions to industrial and commercial companies. Envela operates primarily via two operating and reportable segments. Our consumer segment, formerly known as the DGSE segment, operates DGSE, LLC (“DGSE”), Dallas Gold & Silver Exchange, Charleston Gold & Diamond Exchange, Steven Kretchmer, Inc. (“Kretchmer”) and Bullion Express brands. Our commercial segment, formerly known as the ECHG segment, operates ECHG, LLC (“ECHG”), Echo Environmental Holdings, LLC (“Echo”), ITAD USA Holdings, LLC (“ITAD USA”), Teladvance, LLC (“Teladvance”), CEX Holdings, LLC (“CEX”) and Avail Recovery Solutions, LLC (“Avail”). Envela is a Nevada corporation, headquartered in Irving, Texas.

On September 12, 2023, the Company purchased all of the issued and outstanding stock of Steven Kretchmer, Inc., an Arizona corporation for 300,000 (the “Kretchmer Transaction”). Based on the terms of the purchase, the Company has concluded the Kretchmer Transaction represents a business combination pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations, or ASC 805. The Kretchmer Transaction will be incorporated into the consumer segment. See Note 3 for additional information.

Our consumer segment primarily buys and resells or recycles luxury hard assets like jewelry, diamonds, gemstones, fine watches, rare coins and related collectibles, precious-metal bullion products, gold, silver and other precious-metals. We currently operate seven jewelry stores at both the retail and wholesale levels throughout the United States via its facilities in Texas and South Carolina. The Company purchased a new retail building in Arizona, but has not commenced operations as of September 30, 2023. The consumer segment is continuing to promote and build the Bullion Express brand into a leading on-line seller of bullion. Buying and selling items for their precious-metals content is a major method by which we are marketing our brands. The consumer segment also offers jewelry repair services, custom-made jewelry and consignment items, and maintains relationships with refiners for precious-metal items that are not retained for resale. We also maintain a presence in retail markets through websites, www.dgse.com, www.cgdeinc.com, www.stevenkretchmer.com and www.bullionexpress.com.

Our commercial segment primarily buys electronic components from business and other organizations, such as school districts, for end-of-life recycling and resell, or to add life to electronic devices by data destruction and refurbishment for reuse. We also recycle and resell electronics at the retail level. We focus on end-of-life electronics recycling and sustainability, and ITAD USA provides IT equipment disposition, including compliance and data sanitization services. Teladvance, CEX and Avail operate as value-added resellers by providing offerings and services to companies looking either to upgrade capabilities or dispose of equipment. Like the consumer segment, the commercial segment also maintains relationships with refiners or recyclers to which it sells valuable materials it extracts from electronics and IT equipment that are not appropriate for resale or reuse. The commercial segment’s customers are companies and organizations that are based domestically and internationally.

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

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. The Company’s goodwill is related to both of Envela’s segments. See Note 5 – Goodwill, for the further allocation of goodwill. Both segments have their own, separate financial information to perform goodwill impairment testing. As a result of the current market and economic conditions related to surging inflation and the wars in Eastern Europe and the Middle East, in accordance with step 1 of the guidelines set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 350-20-35-3A, management concluded there were no impairments of goodwill that resulted from those triggering events for the three and nine months ended September 30, 2023. Management will continue to evaluate goodwill for the commercial and consumer segments. For tax purposes, goodwill generated from asset purchases is amortized and deductible over fifteen years. Goodwill generated from the Kretchmer transaction classified as a stock purchase, is not deductable for tax purposes.

Goodwill was allocated in connection with three commercial segment acquisitions of assets, and one acquisition made by the consumer segment. The acquisitions by the commercial segment consist of the assets now held by Echo on May 20, 2019 (the “Echo Transaction”), of the assets now held by Teladvance on June 9, 2021 (the “CExchange Transaction”) and of the assets now held by Avail on October 29, 2021 (the “Avail Transaction”). The preliminary goodwill associated with the Avail Transaction was $3,491,285, which was the initial purchase price less the approximate fair value of the net assets purchased. On May 31, 2022, an additional cash payment was made of $216,988 due to certain conditions being met concerning the cash balance upon a certain date. The cash payment increased goodwill for the Avail Transaction to $3,708,273. During fiscal year 2022 management also identified $2,736,000 of intangibles that were not initially included in the fair value of Avail’s net assets. The separation of intangibles reduced the Avail Transaction goodwill to $972,272. As part of the Kretchmer Transaction, the consumer segment recorded goodwill of $300,000 as part of the initial purchase price allocation, which has not been finalized. There have been no other adjustments or impairment charges to goodwill. As of September 30, 2023, and December 31, 2022, goodwill as reported in the condensed consolidated balance sheets were $3,921,453 and $3,621,453, respectively.

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

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the three and nine-month periods ended September 30, 2023. There were no other new accounting standards or pronouncements that were issued but not yet effective as of September 30, 2023 that the Company expects to have a material impact on its consolidated financial statements.

NOTE 4 — INVENTORIES

A summary of inventories is as follows:

	September 30,	December 31,
	2023	2022
Consumer
Resale	$21,517,831	$16,462,749
Recycle	-	46,697

Subtotal	21,517,831	16,509,446

Commercial
Resale	1,089,567	1,858,519
Recycle	443,459	387,820

Subtotal	1,533,026	2,246,339

	$23,050,857	$18,755,785

NOTE 5 — GOODWILL

The change in goodwill is as follows:

	September 30,	December 31,
	2023	2022

Opening balance	$3,621,453	$6,140,465
Additions/(Reductions) (1)	300,000	(2,519,012)

Goodwill	$3,921,453	$3,621,453

(1) The reduction in goodwill of $2,519,012 for fiscal 2022, is a combination of an additional cash payment made on May 31, 2022 of $216,988, increasing goodwill for the Avail Transaction, offset by the effect of identifying $2,736,000 of intangible assets that was not initially included in the fair value of Avail’s net assets, reducing goodwill and increasing intangible assets. The increase in goodwill of $300,000, for the three and nine months ended September 30, 2023, is the addition from the Kretchmer Transaction. Goodwill was initially recorded at $300,000, and adjustments will be made once assets and liabilities are evaluated and quantified. There have been no other adjustments or impairment charges to goodwill for the three and nine months ended September 30, 2023.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	December 31,
	2023	2022
Consumer
Land	$1,824,892	$1,640,219
Building and improvements	3,859,052	2,798,975
Leasehold improvements	1,450,695	1,450,695
Machinery and equipment	1,149,891	1,078,595
Furniture and fixtures	656,817	603,944
Vehicles	22,859	22,859
	8,964,206	7,595,287
Less: accumulated depreciation	(2,878,117)	(2,651,832)

Sub-Total	6,086,089	4,943,455

Commercial
Building and improvements	151,647	151,647
Machinery and equipment	1,098,098	1,082,026
Vehicles	222,832	98,610
Furniture and fixtures	145,950	145,950
	1,618,527	1,478,233
Less: accumulated depreciation	(742,725)	(515,673)

Sub-Total	875,802	962,560

Corporate
Land	1,106,664	1,106,664
Building and improvements	2,502,216	2,502,216
Computer software	54,398	-
Machinery and equipment	28,627	28,627

	3,691,905	3,637,507
Less: accumulated depreciation	(206,196)	(149,720)

Sub-Total	3,485,709	3,487,787

	$10,447,600	$9,393,802

On May 4, 2023, the consumer segment closed the purchase of a new retail building located at 6030 North 19th Avenue in Phoenix, Arizona for $1,231,150. During the three months ended September 30, 2023, $184,673 of the purchase price, was allocated to the land. The purchase was paid through operating cash flow without the use of borrowed funds. As of September 30, 2023, the building has not been placed into service. Once the new location is placed into service, the building will begin to be depreciated.

NOTE 7 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30,	December 31,
	2023	2022
Consumer
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(362,602)	(335,502)

Subtotal	8,750	35,850

Commercial
Trademarks (1)	1,483,000	1,483,000
Customer Contracts (1)	1,873,000	1,873,000
Trademarks/Tradenames (2)	114,000	114,000
Customer Relationships (2)	345,000	345,000
Trademarks/Tradenames (3)	1,272,000	1,272,000
Customer Relationships (3)	1,464,000	1,464,000
	6,551,000	6,551,000
Less: accumulated amortization	(2,084,630)	(1,593,305)

Subtotal	4,466,370	4,957,695

	$4,475,120	$4,993,545

(1) Intangibles relate to the Echo Transaction on May 20, 2019.

(2) Intangibles relate to the CExchange Transaction on June 9, 2021.

(3) Intangibles relate to the Avail Transaction on October 29, 2021.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2023:

	Consumer	Commercial	Total

2023 (excluding the nine months ending September 30, 2023)	3,250	163,775	167,025
2024	5,500	655,100	660,600
2025	-	655,100	655,100
2026	-	655,100	655,100
2027	-	655,100	655,100
Thereafter	-	1,682,195	1,682,195

	$8,750	$4,466,370	$4,475,120

NOTE 8— ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
Consumer
Accrued interest	$11,508	$11,624
Payroll	103,958	146,817
Property taxes	214,474	115,222
Sales tax	60,982	153,039
Other administrative expenss	-	424

Subtotal	390,922	427,126

Commercial
Accrued interest	7,985	8,228
Payroll	187,587	336,226
Unvouchered payables - inventory/COGS	1,185,907	1,032,808
Other accrued expenses	118,201	7,392

Subtotal	1,499,680	1,384,654

Corporate
Accrued interest	7,072	7,543
Payroll	12,796	25,179
Professional fees	134,049	199,508
Property Tax	64,555	87,275
Federal & state Income tax	120,693	155,309
Subtotal	339,165	474,814

	$2,229,767	$2,286,594

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

The consumer segment includes Dallas Gold & Silver Exchange, which has six operating retail stores in the Dallas/Fort Worth Metroplex (“DFW”), one retail location in Mt. Pleasant, South Carolina and one location in Phoenix, Arizona, as stated in a footnote to Note 6 – Property and Equipment, which has not yet been placed in service. Kretchmer has one retail location in Scottsdale, Arizona. The consumer segment also operates the on-line Bullion Express brand.

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

The following separates the consumer and the commercial financial results of operations for the three months ended September 30, 2023 and 2022:

	For The Three Months Ended September 30,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Revenue:
Sales	$26,881,202	$9,385,069	$36,266,271	$30,427,254	$14,770,432	$45,197,686
Cost of goods sold	23,291,939	3,240,050	26,531,989	26,677,891	6,664,138	33,342,029

Gross profit	3,589,263	6,145,019	9,734,282	3,749,363	8,106,294	11,855,657

Expenses:
Selling, general and administrative expenses (1)	2,588,628	4,857,752	7,446,380	2,369,588	5,492,497	7,862,085
Depreciation and amortization	75,842	261,871	337,713	103,022	431,942	534,964

	2,664,470	5,119,623	7,784,093	2,472,610	5,924,439	8,397,049

Operating income	924,793	1,025,396	1,950,189	1,276,753	2,181,855	3,458,608

Other income/expense:
Other income (1)	22,851	169,586	192,437	5,957	37,162	43,119
Interest expense	59,631	57,535	117,166	60,619	59,338	119,957

Income before income taxes	888,013	1,137,447	2,025,460	1,222,091	2,159,679	3,381,770

Income tax expense	120,637	197,330	317,967	20,243	43,818	64,061

Net income	$767,376	$940,117	$1,707,493	$1,201,848	$2,115,861	$3,317,709

(1) Starting January 1, 2023, expenses previously classified as other expenses related to the Company’s corporate campus overhead have been included in selling, general, and administrative expenses. Since the presentation of these expenses changed January 1, 2023, management believes the presentation of the 2022 corporate campus overhead should be reclassified to selling, general, and administrative expense for comparison purposes for the three months ended September 30, 2022. No other presentation changes have been made to prior periods.

The following separates the consumer and the commercial financial results of operations for the nine months ended September 30, 2023 and 2022:

	For The Nine Months Ended September 30,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Revenue:
Sales	$103,227,033	$31,731,805	$134,958,838	$96,549,253	$38,703,249	$135,252,502
Cost of goods sold	91,558,160	11,494,447	103,052,607	84,387,844	17,819,967	102,207,811

Gross profit	11,668,873	20,237,358	31,906,231	12,161,409	20,883,282	33,044,691

Expenses:
Selling, general and administrative expenses (1)	7,457,628	16,256,609	23,714,237	6,803,054	14,904,735	21,707,789
Depreciation and amortization	253,385	774,853	1,028,238	311,419	795,008	1,106,427

	7,711,013	17,031,462	24,742,475	7,114,473	15,699,743	22,814,216

Operating income	3,957,860	3,205,896	7,163,756	5,046,936	5,183,539	10,230,475

Other income/expense:
Other income (1)	70,315	486,553	556,868	29,970	61,190	91,160
Interest expense	177,458	171,460	348,918	183,523	180,715	364,238

Income before income taxes	3,850,717	3,520,989	7,371,706	4,893,383	5,064,014	9,957,397

Income tax expense	778,150	756,037	1,534,187	48,811	95,794	144,605

Net income	$3,072,567	$2,764,952	$5,837,519	$4,844,572	$4,968,220	$9,812,792

(1) Starting January 1, 2023, expenses previously classified as other expenses related to the Company’s corporate campus overhead have been included in selling, general, and administrative expenses. Since the presentation of these expenses changed January 1, 2023, management believes the presentation of the 2022 corporate campus overhead should be reclassified to selling, general, and administrative expense for comparison purposes for the nine months ended September 30, 2022. No other presentation changes have been made to prior periods.

NOTE 10 — REVENUE RECOGNITION

ASC 606 provides guidance to identify performance obligations for revenue-generating transactions. The initial step is to identify the contract with a customer created with the sales invoice or a repair ticket. The second step is to identify the performance obligations in the contract as we promise to deliver the purchased item or promised repairs in return for payment or future payment as a receivable. The third step is determining the transaction price of the contract obligation as in the full ticket price, negotiated price or a repair price. The next step is to allocate the transaction price to the performance obligations as we designate a separate price for each item. The final step in the guidance is to recognize revenue as each performance obligation is satisfied.

The following disaggregation of total revenue is listed by sales category and segment for the three months ended September 30, 2023 and 2022:

CONSOLIDATED	Three Months Ended September 30,
	2023			2022
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Consumer
Resale	$23,807,040	$2,791,390	11.7%	$28,172,732	$3,251,153	11.5%
Recycled	3,074,162	797,873	26.0%	2,254,522	498,210	22.1%

Subtotal	26,881,202	3,589,263	13.4%	30,427,254	3,749,363	12.3%

Commercial
Resale	6,990,285	4,802,548	68.7%	11,518,168	6,465,386	56.1%
Recycled	2,394,784	1,342,471	56.1%	3,252,264	1,640,908	50.5%

Subtotal	9,385,069	6,145,019	65.5%	14,770,432	8,106,294	54.9%

	$36,266,271	$9,734,282	26.8%	$45,197,686	$11,855,657	26.2%

The following disaggregation of total revenue is listed by sales category and segment for the nine months ended September 30, 2023 and 2022:

CONSOLIDATED	Nine Months Ended September 30,
	2023			2022
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Consumer
Resale	$94,172,640	$9,450,156	10.0%	$90,014,891	$10,713,959	11.9%
Recycled	9,054,393	2,218,717	24.5%	6,534,362	1,447,450	22.2%

Subtotal	103,227,033	11,668,873	11.3%	96,549,253	12,161,409	12.6%

Commercial
Resale	23,114,611	15,653,011	67.7%	30,200,026	16,606,161	55.0%
Recycled	8,617,194	4,584,347	53.2%	8,503,223	4,277,121	50.3%

Subtotal	31,731,805	20,237,358	63.8%	38,703,249	20,883,282	54.0%

	$134,958,838	$31,906,231	23.6%	$135,252,502	$33,044,691	24.4%

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

Our return policy covers retail transactions. In some cases, customers may return a product purchased within 30 days of the receipt of the items for a full refund. Also, in some cases customers may cancel the sale within 30 days of making a commitment to purchase the items. Additionally, a customer may return an item for full refund if they can demonstrate that the item is not authentic, or there was an error in the description of the piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. The consumer segment has established an allowance for estimated returns based on our review of historical returns experience and reduces our reported revenues and cost of sales accordingly. For the three and nine months ended September 30, 2023 and 2022, the allowance for returns remained the same at approximately $28,000.

A significant amount of revenue stems from sales to two precious metal refining and bullion partners. One partner constitutes 27.2% and 25.3% of the revenues for the three and nine months ended September 30, 2023, respectively. The second partner constitutes 11% and 9.9% of the revenues for the three and nine months ended September 30, 2023, respectively. However, the Company believes that the products it sells are marketable to numerous sources at competitive prices.

The commercial segment has several revenue streams and recognizes revenue according to ASC 606 at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to the customer. The revenue streams are as follows:

Outright sales are recorded when product is shipped and title transferred. Once the price is established and the terms are agreed to and the product is shipped and title is transferred, the revenue is recognized. The commercial segment has fulfilled its performance obligation with an agreed upon transaction price, payment terms and shipping the product.

We recognize refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring control of the promised goods that are identified in the customer contract. The initial invoice is recognized in full when our performance obligation is satisfied, as stated in the first sentence. Under the guidance of ASC 606, an estimate of the variable consideration that is expected to be entitled is included in the transaction price stated at the current precious metal spot price and weight of the precious metal. An adjustment to revenue is made in the period once the underlying weight and any precious metal spot price movement is resolved, which is usually around six (6) weeks. Any adjustment from the resolution of the underlying uncertainty is netted with the settlement due from the original contract.

The commercial segment also provides recycling services according to a Scope of Work (“SOW”). Services are recognized based on the number of units processed by a preset price per unit. Activity reports are produced weekly with the counts and revenue is recognized based on the billing from the weekly reports. Recycling services can be conducted at our facility, or they can be performed at the client’s facility. The SOW will determine the charges and whether the service will be completed at our facility or at the client’s facility. Payment terms are also dictated in the SOW.

Accounts Receivable: We record trade receivables when revenue is recognized. The new accounting standard introduces a new expected credit losses methodology for estimating allowances for credit losses which is based on expected losses rather than incurred losses. We are required to use a forward-looking expected credit loss methodology for accounts receivable. This new methodology is effective for the fiscal years beginning January 1, 2023. We will record an allowance for doubtful accounts, which is primarily determined by an analysis of our trade receivables aging, using the new expected losses methodology. The allowance is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are considered and expected to be uncollectable are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms. The consumer segment had no allowance for doubtful accounts balance as of September 30, 2023 and December 31, 2022. Some of the commercial segment’s customers are on payment terms, and although low risk, occasionally the need may arise to record an allowance for receivables that are deemed high risk using the new expected loss methodology. The commercial segment’s allowance for doubtful accounts, as of September 30, 2023 and December 31, 2022 was $207,462 and $51,734, respectively. The increase in allowance for doubtful accounts ending September 30, 2023, as compared to December 31, 2022 is primarily due to the new forward looking methodology of estimating future expected losses.

Income Taxes: Income taxes are accounted for under the asset and liability method prescribed by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized. During fiscal 2022, management determined that it was more likely than not that the deferred tax assets could be utilized in the future. As of September 30, 2023, the Company had a deferred tax asset of $102,607 with $0 offsetting valuation allowance. As of December 31, 2022, the Company had a deferred tax asset of $1,488,258 with an offsetting valuation allowance of $0.

We account for our position in tax uncertainties in accordance with ASC 740, Income Taxes. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. The guidance applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, we must determine whether any amount of the tax benefit may be recognized.  Second, we determine how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) We have not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the three and nine months ended September 30, 2023 and 2022.

NOTE 11 — LEASES

In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842 requires us to use the interest rate that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. If we cannot readily determine the discount rate implicit in lease agreements, we utilize our incremental borrowing rate. For leases one-year or shorter, lessees can elect not to record lease liabilities and right-of use assets and instead recognize the expense associated with the lease payments using the straight-line basis.

The Company has nine operating leases as of September 30, 2023—five in DFW, two in Mt. Pleasant, South Carolina and two in Chandler, Arizona. The leases for the consumer segment are: 1) the flagship store located at 13022 Preston Road, Dallas, Texas expiring on January 31, 2027, with an option to extend the lease for an additional five years, at the prevailing market rate for comparable space in comparable buildings in the vicinity; 2) the Grand Prairie, Texas lease expiring June 30, 2027, with an option to extend the lease for an additional five years; 3) the two leases for the Mt. Pleasant, South Carolina location expiring on April 30, 2025, with no additional renewal options; and 4) the lease for the Euless, Texas location expiring June 30, 2025, with an option to extend the lease for an additional five years. The leases for the commercial segment are: 1) the Echo location on W. Belt Line Road, in Carrollton, Texas, expiring January 31, 2026, with an option to extend the lease an additional five years: 2) the lease for the Teladvance location, which also houses ITAD USA and CEX, on Realty Road in Carrollton, Texas expires January 31, 2027, with no additional renewal options; and 3) the two leases for the Avail location in Chandler, Arizona expiring on May 31, 2025, with no additional renewal options. All of the Company’s nine leases as of September 30, 2023 are triple net, for which it pays its proportionate share of common area maintenance, property taxes and property insurance. Leasing costs for the three months ended September 30, 2023 and 2022 were $686,354 and $655,669 respectively, comprised of a combination of minimum lease payments and variable lease costs. Leasing costs for the nine months ended September 30, 2023 and 2022 were $2,048,238 and $1,938,392, respectively, comprised of a combination of minimum lease payments and variable lease costs.

As of September 30, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases were 2.3 years and 4.4%, respectively. For the three months ended September 30, 2023 and 2022, the Company’s cash paid for operating lease liabilities was $680,019 and $654,471 respectively.  For the nine months ended September 30, 2023 and 2022, the Company’s cash paid for operating lease liabilities was $2,042,911 and $1,934,791, respectively.

Future annual minimum lease payments as of September 30, 2023:

Operating
Leases
Consumer
2023 (excluding the nine months ending September 30, 2023)	136,357
2024	552,414
2025	434,274
2026	355,000
2027 and thereafter	50,115

Total minimum lease payments	1,528,160
Less imputed interest	(94,155)

Consumer Sub-Total	1,434,005

Commercial
2023 (excluding the nine months ending September 30, 2023)	339,765
2024	1,396,129
2025	1,321,297
2026	474,326
2027 and thereafter	33,455

Total minimum lease payments	3,564,972
Less imputed interest	(201,036)

Commercial Sub-Total	3,363,936

Total	4,797,941

Current portion	1,775,883

$3,022,058

NOTE 12 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted weighted average common shares for the three months ended September 30, 2023 and 2022 is as follows:

	For the Three Months Ended
	September 30,
	2023	2022

Basic weighted average shares	26,809,778	26,924,631
Effect of potential dilutive securities	15,000	15,000
Diluted weighted average shares	26,824,778	26,939,631

For the three months ended September 30, 2023 and 2022, there was a total of 15,000 common stock options, warrants, and Restricted Stock Units (RSUs) unexercised. For the three months ended September 30, 2023 and 2022, there were no anti-dilutive shares.

A reconciliation of basic and diluted weighted average common shares for the nine months ended September 30, 2023 and 2022 is as follows:

	For the Nine Months Ended
	September 30,
	2023	2022

Basic weighted average shares	26,884,221	26,924,631
Effect of potential dilutive securities	15,000	15,000
Diluted weighted average shares	26,899,221	26,939,631

For the nine months ended September 30, 2023 and 2022, there was a total of 15,000 common stock options, warrants, and Restricted Stock Units (RSUs) unexercised. For the nine months ended September 30, 2023 and 2022, there were no anti-dilutive shares.

On March 14, 2023, a stock repurchase program was unanimously approved by the Company’s Board of Directors (the “Board”), that gave management authorization to purchase up to one million (1,000,000) shares of the Company’s stock, at a per-share price not to exceed $9, on the open market. The plan expires on March 31, 2026.

The following lists the repurchase of Company shares as of September 30, 2023:

				Shares available
	Total Number of	Average Price	Total	to purchase
Fiscal Period	Shares Purchased	Paid per Share	Price Paid $	under the plan
Beginning Balance				1,000,000

May 1 - 31, 2023	17,029	6.73	114,621	982,971
June 1 - 30, 2023	10,392	7.72	80,199	972,579
July 1 - 31, 2023	-	-	-	972,579
August 1 - 31, 2023	197,210	5.70	1,123,531	775,369
September 1 - 30, 2023	-	-	-	775,369

Total	224,631	$5.87	$1,318,351	775,369

NOTE 13 — LONG-TERM DEBT

Long-term debt consists of the following:

	Outstanding Balance
	September 30,	December 31,	Current
	2023	2022	Interest Rate	Maturity
Consumer
Note payable, Farmers Bank (1)	$2,589,824	$2,668,527	3.10%	November 15, 2026
Note payable, Truist Bank (2)	847,573	874,418	3.65%	July 9, 2030
Note payable, Texas Bank & Trust (3)	442,387	456,187	3.75%	September 14, 2025
Note payable, Texas Bank & Trust (4)	1,643,453	1,691,020	3.75%	July 30, 2031
Note payable, Kretchmer (5)	200,000	-	0.00%	October 1, 2025

Consumer Sub-Total	5,723,237	5,690,152

Commercial
Note payable, Farmers Bank (1)	5,875,998	6,054,565	3.10%	November 15, 2026
Line of Credit (6)	-	-	3.10%	November 15, 2024
Avail Transaction note (7)	1,000,000	1,500,000	0.00%	April 1, 2025

Commercial Sub-Total	6,875,998	7,554,565

Corporate
Note payable, Texas Bank & Trust (8)	2,647,312	2,732,688	3.25%	Novemeber 4, 2025

Sub-Total	15,246,547	15,977,405

Current portion	1,331,586	1,250,702

	$13,914,961	$14,726,703

(1) On November 23, 2021, Farmers State Bank of Oakley, Kansas (“FSB”) refinanced prior related party notes held by the consumer segment and the commercial segment. The commercial segment note was refinanced with a remaining and outstanding balance of $6,309,962. The note is a five-year promissory note amortized over 20 years at 3.1% annual interest rate. The note has monthly principal and interest payments of $35,292. The consumer segment note was refinanced with a remaining and outstanding balance of $2,781,087, is a five-year promissory note amortized over 20 years at 3.1% annual interest rate. The note has monthly principal and interest payments of $15,555.

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

(5) On September 12, 2023, the consumer segment entered into the Kretchmer Transaction to purchase all of the issued and outstanding common stock for $300,000. The purchase was facilitated by an initial payment of $100,000 at closing, and the remaining $200,000 to be paid out by 8 quarterly payments starting January 1, 2024, of $25,000 each. The installment note payable for the Kretchmer Transaction is imputed at 3.1%.

(6) On November 23, 2021, the Company secured a 36-month line of credit from FSB for $3,500,000 at 3.1% annual interest rate. As of September 30, 2023 and December 31, 2022, the outstanding balance of the line of credit was $0.

(7) On October 29, 2021, the commercial segment entered into the Avail Transaction to purchase all of the assets, liabilities and rights and interests of Avail AZ, for $4.5 million. The purchase was facilitated by an initial payment of $2.5 million at closing, and the remaining $2.0 million to be paid out by 12 quarterly payments starting April 1, 2022, of $166,667 each. The installment note payable for the Avail Transaction is imputed at 3.1%

(8) On November 4, 2020, 1901 Gateway Holdings, LLC, a wholly owned subsidiary of Envela Corporation, closed on the purchase of its corporate office building located at 1901 Gateway Drive, Irving, Texas for $3.521 million. The building was partially financed through a $2.96 million, five-year loan, bearing an interest rate of 3.25%, amortized over 20 years, payable to Texas Bank & Trust. The note has monthly interest and principal payments of $16,792.

  Future scheduled principal payments of our notes payable as of September 30, 2023 are as follows:

Note payable, Texas Bank & Trust

Year Ending December 31,	Amount

2023 (excluding the nine months ended September 30, 2023)	$16,043
2024	66,218
2025	75,213
2026	78,734
2027	80,711
Thereafter	1,326,534

Subtotal	$1,643,453

Note payable, Kretchmer

Year Ending December 31,	Amount

2023 (excluding the nine months ended September 30, 2023)	$-
2024	100,000
2025	100,000

Subtotal	$200,000

COMMERCIAL SEGMENT

Note payable, Farmers Bank

Year Ending December 31,	Amount

2023 (excluding the nine months ended September 30, 2023)	$60,619
2024	246,725
2025	254,482
2026	5,314,172

Subtotal	$5,875,998

Note payable, Avail Transaction

Year Ending December 31,	Amount

2023 (excluding the nine months ended September 30, 2023)	$166,667
2024	666,667
2025	166,666

Subtotal	$1,000,000

CORPORATE

Note payable, Texas Bank & Trust - Envela

Year Ending December 31,	Amount

2023 (excluding the nine months ended September 30, 2023)	$28,532
2024	116,517
2025	2,502,263

Subtotal	$2,647,312

$15,246,547

Future scheduled aggregate amount of principal payments and maturities of our notes payable as of September 30, 2023 are as follows:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year:	Payments	Maturities	Total
2023 (excluding the nine months ended September 30, 2023)	312,423	-	312,423
2024	1,361,421	-	1,361,421
2025	872,393	2,795,617	3,668,010
2026	464,890	7,310,424	7,775,314
2027	122,792	-	122,792
Thereafter	428,239	1,578,348	2,006,587

Total	$3,562,158	$11,684,389	$15,246,547

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

There was no stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022.

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

NOTE 16 — CONTINGENCIES

Inflation continues to adversely affect global economic business conditions. Future sales on products like ours could decline or fluctuate due to increased or fluctuating commodities prices, particularly gold. The Federal Reserve has continued raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise at a slower and more deliberate pace through fiscal 2023. Although we are continuing to monitor and assess the economic effects of inflation, the ultimate impact is highly uncertain and subject to change. In addition, the economic effects of the foregoing are subject to, among other things, the effect of government responses on our operations.

The global tension caused by the conflicts between Russia and Ukraine and within the Middle East has upset the stability within the region of the former Soviet era block and the whole of the Middle East. This could lead to further volatility in global energy and other industries that could negatively impact our operations. The U.S. government has imposed sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls, which have impacted global supply chains. The impact of these measures, as well as other measures taken, as it concerns our operations is currently unknown.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” “the ”Company” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2022 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Envela Overview

The Company operates through two recommerce business segments represented by customer designations. The consumer segment, formerly known as the DGSE segment, focuses on the recommercialization of luxury hard assets, and the commercial segment formerly known as the ECHG segment, focuses on the recommercialization of business IT equipment and electronic devices.

Through the consumer segment, the Company recommercializes luxury hard assets and operates the Dallas Gold and Silver Exchange, Charleston Gold & Diamond Exchange, Kretchmer and Bullion Express brands. Through the commercial segment, the Company recommercializes business IT equipment and electronic devices and operates Echo, ITAD USA, Teladvance, CEX and Avail. Echo focuses on end-of-life electronics recycling and sustainability, ITAD USA provides IT equipment disposition, including compliance and data sanitization services, and Teladvance, CEX and Avail operate as value-added resellers by providing offerings and services to companies looking either to upgrade capabilities or dispose of equipment. In addition to its operations through the consumer and commercial segments, Envela also leases unused space at its Company headquarters in Irving, Texas to third-party tenants.

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

For additional information regarding the consumer segment, see “Item 1. Business – How We Organize Our Business – Direct-To-Consumer.” in the Company’s 2022 Annual Report.

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

We continue to monitor the economic impact on our operations from surging inflation and the conflicts in Ukraine and the Middle East. Uncertainties exist that could affect our operations or cash flows in the future, such as continued inflationary environmental changes (including, but not limited to, labor, materials, and advertising costs). The Company’s ability to recruit and retain qualified team members, organized retail crime, or the consumers’ ability to spend on discretionary categories.

Consumer Segment Growth and Expansion

Our continued strategy will be to expand the number of locations we operate through opening new (“de novo”) locations in both current markets within DFW and South Carolina. On May 4, 2023, the Company closed on a building, in Phoenix, Arizona, for $1,231,150 and continues to prepare the building to house our next retail location. We continue to search for other locations to expand. Our ability to add new stores is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel. We see opportunity for further expansion through de novo openings in the United States. The Company expects capital expenditures over the next twelve months including the potential purchase of additional properties.

On September 12, 2023, the Company purchased all of the issued and outstanding stock of Kretchmer. Based on the terms of the purchase, the Company has concluded the Kretchmer Transaction represents a business combination pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations, or ASC 805. The Kretchmer Transaction will be incorporated into the consumer segment.

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

For additional information regarding the commercial segment, see “Item 1. Business—How We Organize Our Business—Commercial Services.” in the Company’s 2022 Annual Report.

Economic Conditions

Surging inflation, supply chain disruptions and the wars in Ukraine and the Middle East have affected the recommerce business in unpredictable ways. There have been fewer customers raising money by selling items. For more information, see Note 16 to these interim condensed consolidated financial statements.

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

For the three and nine months ended September 30, 2023, we have not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. For additional information, refer to Note 3 to these interim condensed consolidated financial statements, where our significant accounting policies are more fully described.

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

The following table provides a reconciliation of net income to EBITDA for the three months ending September 30, 2023 and 2022:

	For the three months ended September 30,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

EBITDA Reconciliation:
Net Income	$767,376	$940,117	$1,707,493	$1,201,848	$2,115,861	$3,317,709
Add (deduct):
Depreciation and amortization	75,842	261,871	337,713	103,022	431,942	534,964
Other income	(22,851)	(169,586)	(192,437)	(5,957)	(37,162)	(43,119)
Interest expense	59,631	57,535	117,166	60,619	59,338	119,957
Income tax expense	120,637	197,330	317,967	20,243	43,818	64,061

EBITDA	$1,000,635	$1,287,267	$2,287,902	$1,379,775	$2,613,797	$3,993,572

The following table provides a reconciliation of net income to EBITDA for the nine months ending September 30, 2023 and 2022:

	For the nine months ended June 30,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

EBITDA Reconciliation:
Net Income	$3,072,567	$2,764,952	$5,837,519	$4,844,572	$4,968,220	$9,812,792
Add (deduct):
Depreciation and amortization	253,385	774,853	1,028,238	311,419	795,008	1,106,427
Other income	(70,315)	(486,553)	(556,868)	(29,970)	(61,190)	(91,160)
Interest expense	177,458	171,460	348,918	183,523	180,715	364,238
Income tax expense	778,150	756,037	1,534,187	48,811	95,794	144,605

EBITDA	$4,211,245	$3,980,749	$8,191,994	$5,358,355	$5,978,547	$11,336,902

Results of Operations

The following disaggregation of total revenue is listed by sales category and segment for the three months ended September 30, 2023 and 2022:

CONSOLIDATED	Three Months Ended September 30,
	2023			2022
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Consumer
Resale	$23,807,040	$2,791,390	11.7%	$28,172,732	$3,251,153	11.5%
Recycled	3,074,162	797,873	26.0%	2,254,522	498,210	22.1%

Subtotal	26,881,202	3,589,263	13.4%	30,427,254	3,749,363	12.3%

Commercial
Resale	6,990,285	4,802,548	68.7%	11,518,168	6,465,386	56.1%
Recycled	2,394,784	1,342,471	56.1%	3,252,264	1,640,908	50.5%

Subtotal	9,385,069	6,145,019	65.5%	14,770,432	8,106,294	54.9%

	$36,266,271	$9,734,282	26.8%	$45,197,686	$11,855,657	26.2%

Comparison of three months ended September 30, 2023 and 2022

Resale Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Resale Revenue
Consolidated	$30,797,325	$39,690,900	$(8,893,575)	-22%

Consumer	$23,807,040	$28,172,732	$(4,365,692)	-15%
Commercial	$6,990,285	11,518,168	$(4,527,883)	-39%

Resale revenue decreased by $8,893,575, or 22%, during the three months ended September 30, 2023 to $30,797,325, as compared to $39,690,900 during the same period in 2022. The individual segments reported the following:

Resale revenue related to the consumer segment decreased by $4,365,692, or 15%, during the three months ended September 30, 2023, to $23,807,040, as compared to $28,172,732 during the same period in 2022. Resale revenue decreased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to a reduction in gold and silver bullion ounces sold, partially offset by higher average selling prices of gold and silver.

Resale revenue related to the commercial segment decreased by $4,527,883, or 39%, during the three months ended September 30, 2023, to $6,990,285, as compared to $11,518,168 during the same period in 2022. Resale revenue decreased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to a post pandemic normalization of product from cable operator clients and a decrease in reusable photovoltaic modules.

Recycled Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Recycled Revenue
Consolidated	$5,468,946	$5,506,786	$(37,840)	-0.01%

Consumer	$3,074,162	2,254,522	$819,640	36%
Commercial	$2,394,784	3,252,264	$(857,480)	-26%

Recycled revenue decreased by $37,840, or 0.01%, during the three months ended September 30, 2023 to $5,468,946, as compared to $5,506,786 during the same period in 2022. The individual segments reported the following:

Recycled revenue related to the consumer segment increased by $819,640, or 36%, during the three months ended September 30, 2023, to $3,074,162, as compared to $2,254,522 during the same period in 2022. The increase in recycled revenue for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to an increase in over-the-counter purchases made directly from customers. The surge in transactions is believed to be largely driven by the ongoing inflationary pressures, which has led to a higher demand from individuals seeking funds for emergency situations, bills, or other financial responsibilities.

Recycled revenue related to the commercial segment decreased by $857,480, or 26%, during the three months ended September 30, 2023, to $2,394,784, as compared to $3,252,264 during the same period in 2022. Recycled revenue decreased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to a post pandemic normalization of product from cable operator clients and a decrease in photovoltaic module recycling.

Gross Profit - Resale

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Gross Profit - Resale
Consolidated	$7,593,938	$9,716,539	$(2,122,601)	-22%

Consumer	$2,791,390	$3,251,153	$(459,763)	-14%
Commercial	$4,802,548	6,465,386	$(1,662,838)	-26%

Resale gross profit decreased by $2,122,601, or 22%, during the three months ended September 30, 2023 to $7,593,938, as compared to $9,716,539 during the same period in 2022. The individual segments reported the following:

Resale gross profit related to the consumer operations for the three months ended September 30, 2023, decreased by $459,763, or 14%, to $2,791,390, as compared to resale gross profit of $3,251,153 during the same period in 2022. The decrease in resale gross profit was due primarily to a decrease in resale revenue.

Resale gross profit related to the commercial operations for the three months ended September 30, 2023, decreased by $1,662,838, or 26%, to $4,802,548, as compared to resale gross profit of $6,465,386 during the same period in 2022. The decrease in resale gross profit was primarily due to the decrease in resale revenue during the three months ended September 30, 2023, as compared to the same period in 2022.

Gross Profit - Recycled

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Gross Profit - Recycled
Consolidated	$2,140,344	$2,139,118	$1,226	0.06%

Consumer	$797,873	498,210	$299,663	60%
Commercial	$1,342,471	1,640,908	$(298,437)	-18%

Recycled gross profit increased by $1,226, or 0.06%, during the three months ended September 30, 2023 to $2,140,344, as compared to $2,139,118 during the same period in 2022. The individual segments reported the following:

Recycled gross profit related to the consumer operations for the three months ended September 30, 2023, increased by $299,663, or 60%, to $797,873, as compared to gross profit of $498,210 during the same period in 2022. The increase in recycled gross profit was primarily due to the increase in recycled revenue of 36%, and the increase of gross profit percentage to 26% during the three months ended September 30, 2023 as compared to 22.1% during the three months ended September 30, 2022.

Recycled gross profit related to the commercial operations for the three months ended September 30, 2023, decreased by $298,437, or 18%, to $1,342,471, as compared to gross profit of $1,640,908 during the same period in 2022. The decrease in recycled gross profit was due primarily to a 26% decrease in recycled revenue during the three months ended September 30, 2023, as compared to the same period in 2022.

	For The Three Months Ended September 30,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Revenue:
Sales	$26,881,202	$9,385,069	$36,266,271	$30,427,254	$14,770,432	$45,197,686
Cost of goods sold	23,291,939	3,240,050	26,531,989	26,677,891	6,664,138	33,342,029

Gross profit	3,589,263	6,145,019	9,734,282	3,749,363	8,106,294	11,855,657

Expenses:
Selling, general and administrative expenses	2,588,628	4,857,752	7,446,380	2,369,588	5,492,497	7,862,085
Depreciation and amortization	75,842	261,871	337,713	103,022	431,942	534,964

	2,664,470	5,119,623	7,784,093	2,472,610	5,924,439	8,397,049

Operating income	924,793	1,025,396	1,950,189	1,276,753	2,181,855	3,458,608

Other income/expense:
Other income	22,851	169,586	192,437	5,957	37,162	43,119
Interest expense	59,631	57,535	117,166	60,619	59,338	119,957

Income before income taxes	888,013	1,137,447	2,025,460	1,222,091	2,159,679	3,381,770

Income tax expense	120,637	197,330	317,967	20,243	43,818	64,061

Net income	$767,376	$940,117	$1,707,493	$1,201,848	$2,115,861	$3,317,709

Selling, General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Selling, General and Administrative
Consolidated	$7,446,380	$7,862,085	$(415,705)	-5%

Consumer	$2,588,628	$2,369,588	$219,040	9%
Commercial	$4,857,752	$5,492,497	$(634,745)	-12%

Selling, General and Administrative Expenses decreased by $415,705, or 5%, during the three months ended September 30, 2023 to $7,446,380, as compared to $7,862,085 during the same period in 2022. The individual segments reported the following:

Selling, General and Administrative Expenses, for the consumer segment, for the three months ended September 30, 2023, increased by $219,040, or 9%, to $2,588,628, as compared to $2,369,558 during the same period in 2022. The increase was primarily due to increased expenses related to expanding our footprint into Arizona and other markets. Starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated here to be included in selling, general, and administrative expenses for comparison purposes.

Selling, General and Administrative Expenses, for the commercial segment for the three months ended September 30, 2023, decreased by $634,745, or 12%, to $4,857,752, as compared to $5,492,497 during the same period in 2022. This decrease is primarily due to factors such as a decrease in wages and related costs, as well as the decrease in equipment supplies and rentals. Starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated here to be included in selling, general, and administrative expenses for comparison purposes.

Depreciation and Amortization

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Depreciation and Amortization
Consolidated	$337,715	$534,964	$(197,249)	-37%

Consumer	$75,843	$103,022	$(27,179)	-26%
Commercial	$261,872	$431,942	$(170,070)	-39%

Depreciation and amortization decreased by $197,249, or 37%, during the three months ended September 30, 2023 to $337,715, as compared to $534,964 during the same period in 2022. The individual segments reported the following:

Depreciation and amortization, for the consumer segment, for the three months ended September 30, 2023, decreased by $27,179, or 26%, to $75,843, as compared to $103,022 during the same period in 2022. The decrease was primarily due to some of the fixed assets and intangible assets being fully depreciated and fully amortized.

Depreciation and amortization, for the commercial segment, for the three months ended September 30, 2023, decreased by $170,070, or 39%, to $261,872, as compared to $431,942 during the same period in 2022. The decrease was primarily due to the amortization of increased intangible assets identified from the Avail Transaction during the three months ended September 30, 2022, as compared to the three months ended September 30, 2023.  The commercial segment needed to catch up with amortizing the intangible assets once they were identified.

Other Income

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Other Income
Consolidated	$192,436	$43,119	$149,317	346%

Consumer	$22,851	$5,957	$16,894	284%
Commercial	$169,585	$37,162	$132,423	356%

Other income increased by $149,317, or 346%, during the three months ended September 30, 2023 to $192,436, as compared to $43,119, during the same period in 2022. The individual segments reported the following:

Other income, for the consumer segment, for the three months ended September 30, 2023, increased by $16,894, or 284%, to $22,851, as compared to $5,967 during the same period in 2022. The increase in other income for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 was primarily due to an increase in interest earned from bank accounts of approximately $21,700. During December of fiscal 2022, the Company began to move excess working capital funds to savings accounts that paid higher interest rates. Starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated to be included in selling, general, and administrative expenses for comparison purposes.

Other income, for the commercial segment, for the three months ended September 30, 2023, increased by $132,423, or 356%, as compared to $169,585, during the same period in 2022. The increase in other income for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to an increase in interest earned from bank accounts of approximately $140,274. During December of fiscal 2022, the Company began to move excess working capital funds to savings accounts that paid higher interest rates. Starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated to be included in selling, general, and administrative expenses for comparison purposes.

Interest Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Interest Expense
Consolidated	$117,166	$119,957	$(2,791)	-2%

Consumer	$59,631	$60,619	$(988)	-2%
Commercial	$57,535	$59,338	$(1,803)	-3%

Interest expense decreased by $2,791, or 2%, during the three months ended September 30, 2023 to $117,166, as compared to $119,957, during the same period in 2022. The individual segments reported the following:

Interest expense, for the consumer segment, for the three months ended September 30, 2023, decreased by $988, or 2%, to $59,631, as compared to $60,619 during the same period in 2022. The decrease was primarily due to reduced loan balances during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Interest expense, for the commercial segment, for the three months ended September 30, 2023, decreased by $1,803, or 3%, to $57,535, as compared to $59,338 during the same period in 2022. The decrease was primarily due to reduced loan balances during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Income Tax Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Income Tax Expense
Consolidated	$317,967	$64,061	$253,906	396%

Consumer	$120,637	$20,243	$100,394	496%
Commercial	$197,330	$43,818	$153,512	350%

Income tax expense, for both segments, for the three months ended September 30, 2023, was $317,967, an increase of $253,906, as compared to income tax expense of $64,061 for the three months ended September 30, 2022. Currently, the Company has a deferred tax asset reflecting net operating losses brought over from prior years. Through fiscal 2022, there was an off-setting valuation allowance associated with the deferred tax asset. The valuation allowance was written off as of December 31, 2022. Starting January 1, 2023, the Company has a federal tax rate of approximately 21%, in addition to other state and local taxes, on net income. The effective income tax rate was 18.6% and 1.9% for the three months ended September 30, 2023 and 2022, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes, non-deductible expenses and changes in the valuation allowance in relation to the deferred tax asset for net operating loss carryforwards, as was the Company’s case for the increase for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Net Income

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Net Income
Consolidated	$1,707,493	$3,317,709	$(1,610,216)	-49%

Consumer	$767,376	$1,201,848	$(434,472)	-36%
Commercial	$940,117	$2,115,861	$(1,175,744)	-56%

Net income decreased by $1,610,216, or 49%, during the three months ended September 30, 2023 to $1,707,493, as compared to $3,317,709, during the same period in 2022. The individual segments reported the following:

Net income related to the consumer operations for the three months ended September 30, 2023, decreased by $434,472, or 36%, to $767,376, as compared to $1,201,848 during the same period in 2022. The decrease in net income was due primarily to increased income tax expense of $100,394, an increase in selling, general and administrative expenses of $219,040, and a decrease in gross profit of approximately $160,000, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Net income related to the commercial operations for the three months ended September 30, 2023, decreased by $1,175,744, or 56%, to $940,117, as compared to $2,115,861 during the same period in 2022. The decrease in net income was due primarily to an increase in income tax expense of $153,512 and a decrease in gross profit for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Earnings Per Share

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

Earnings Per Share (Consolidated)	$0.06	$0.12	$(0.06)	-50%

Earnings per share, for the three months ended September 30, 2023, for net income per basic and diluted shares attributable to holders of our Common Stock was $0.06, compared to $0.12 per basic and diluted shares attributable to holders of our Common Stock for the three months ended September 30, 2022.

The following disaggregation of total revenue is listed by sales category and segment for the nine months ended September 30, 2023 and 2022:

CONSOLIDATED	Nine Months Ended September 30,
	2023			2022
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Consumer
Resale	$94,172,640	$9,450,156	10.0%	$90,014,891	$10,713,959	11.9%
Recycled	9,054,393	2,218,717	24.5%	6,534,362	1,447,450	22.2%

Subtotal	103,227,033	11,668,873	11.3%	96,549,253	12,161,409	12.6%

Commercial
Resale	23,114,611	15,653,011	67.7%	30,200,026	16,606,161	55.0%
Recycled	8,617,194	4,584,347	53.2%	8,503,223	4,277,121	50.3%

Subtotal	31,731,805	20,237,358	63.8%	38,703,249	20,883,282	54.0%

	$134,958,838	$31,906,231	23.6%	$135,252,502	$33,044,691	24.4%

Comparison of nine months ended September 30, 2023 and 2022

Resale Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Resale Revenue
Consolidated	$117,287,251	$120,214,917	$(2,927,666)	-2%

Consumer	$94,172,640	$90,014,891	$4,157,749	5%
Commercial	$23,114,611	$30,200,026	$(7,085,415)	-23%

Resale revenue decreased by $2,927,666, or 2%, during the nine months ended September 30, 2023 to $117,287,251, as compared to $120,214,917 during the same period in 2022. The individual segments reported the following:

Resale revenue related to the consumer segment increased by $4,157,749, or 5%, during the nine months ended September 30, 2023, to $94,172,640, as compared to $90,014,891 during the same period in 2022. Resale revenue increased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to an increase in gold and silver bullion ounces sold.

Resale revenue related to the commercial segment decreased by $7,085,415, or 23%, during the nine months ended September 30, 2023, to $23,114,611, as compared to $30,200,026 during the same period in 2022. Resale revenue decreased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a post pandemic normalization of product from cable operator clients and a decrease in reusable photovoltaic modules.

Recycled Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Recycled Revenue
Consolidated	$17,671,587	$15,037,585	$2,634,002	18%

Consumer	$9,054,393	$6,534,362	$2,520,031	39%
Commercial	$8,617,194	$8,503,223	$113,971	1%

Recycled revenue increased by $2,634,002, or 18%, during the nine months ended September 30, 2023, to $17,671,587, as compared to $15,037,585 during the same period in 2022. The individual segments reported the following:

Recycled revenue related to the consumer segment increased by $2,520,031, or 39%, during the nine months ended September 30, 2023, to $9,054,393, as compared to $6,534,362 during the same period in 2022. The increase in recycled revenue for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to an increase in over-the-counter purchases made directly from customers. This surge in transactions is believed to be largely driven by the ongoing inflationary pressures, which has led to a higher demand from individuals seeking funds for emergency situations, bills, or other financial responsibilities.

Recycled revenue related to the commercial segment increased by $113,971, or 1%, during the nine months ended September 30, 2023, to $8,617,194, as compared to $8,503,223 during the same period in 2022. There was minimal change in recycled revenue during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Gross Profit - Resale

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Gross Profit - Resale
Consolidated	$25,103,167	$27,320,120	$(2,216,953)	-8%

Consumer	$9,450,156	$10,713,959	$(1,263,803)	-12%
Commercial	$15,653,011	$16,606,161	$(953,150)	-6%

Resale gross profit decreased by $2,216,953, or 8%, during the nine months ended September 30, 2023 to $25,103,167, as compared to $27,320,120 during the same period in 2022. The individual segments reported the following:

Resale gross profit related to the consumer operations for the nine months ended September 30, 2023, decreased by $1,263,803, or 12%, to $9,450,156, as compared to resale gross profit of $10,713,959 during the same period in 2022. The reduction in gross profit can be attributed to a higher volume of gold bullion sales in comparison to silver bullion sales for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Resale gross profit related to the commercial operations for the nine months ended September 30, 2023, decreased by $953,150, or 6%, to $15,653,011, as compared to resale gross profit of $16,606,161 during the same period in 2022. The decrease in resale gross profit was primarily due to a decrease in resale revenue of 23% during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Gross Profit - Recycled

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Gross Profit - Recycled
Consolidated	$6,803,064	$5,724,571	$1,078,493	19%

Consumer	$2,218,717	$1,447,450	$771,267	53%
Commercial	$4,584,347	$4,277,121	$307,226	7%

Recycled gross profit increased by $1,078,493, or 19%, during the nine months ended September 30, 2023, to $6,803,064, as compared to $5,724,571 during the same period in 2022. The individual segments reported the following:

Recycled gross profit related to the consumer operations for the nine months ended September 30, 2023, increased by $771,267, or 53%, to $2,218,717, as compared to gross profit of $1,447,450 during the same period in 2022. The increase in recycled gross profit was primarily due to the increase of recycled revenue by 39% during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Recycled gross profit related to the commercial operations for the nine months ended September 30, 2023, increased by $307,226, or 7%, to $4,584,347, as compared to gross profit of $4,277,121 during the same period in 2022. The increase in recycled gross profit was due primarily to an increase in recycled revenue during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

	For The Nine Months Ended September 30,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Revenue:
Sales	$103,227,033	$31,731,805	$134,958,838	$96,549,253	$38,703,249	$135,252,502
Cost of goods sold	91,558,160	11,494,447	103,052,607	84,387,844	17,819,967	102,207,811

Gross profit	11,668,873	20,237,358	31,906,231	12,161,409	20,883,282	33,044,691

Expenses:
Selling, general and administrative expenses	7,457,628	16,256,609	23,714,237	6,803,054	14,904,735	21,707,789
Depreciation and amortization	253,385	774,853	1,028,238	311,419	795,008	1,106,427

	7,711,013	17,031,462	24,742,475	7,114,473	15,699,743	22,814,216

Operating income	3,957,860	3,205,896	7,163,756	5,046,936	5,183,539	10,230,475

Other income/expense:
Other income	70,315	486,553	556,868	29,970	61,190	91,160
Interest expense	177,458	171,460	348,918	183,523	180,715	364,238

Income before income taxes	3,850,717	3,520,989	7,371,706	4,893,383	5,064,014	9,957,397

Income tax expense	778,150	756,037	1,534,187	48,811	95,794	144,605

Net income	$3,072,567	$2,764,952	$5,837,519	$4,844,572	$4,968,220	$9,812,792

Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Selling, General and Administrative
Consolidated	$23,714,237	$21,707,789	$2,006,448	9%

Consumer	$7,457,628	$6,803,054	$654,574	10%
Commercial	$16,256,609	$14,904,735	$1,351,874	9%

Selling, General and Administrative Expenses increased by $2,006,448, or 9%, during the nine months ended September 30, 2023 to $23,714,237, as compared to $21,707,789 during the same period in 2022. The individual segments reported the following:

Selling, General and Administrative Expenses, for the consumer segment, for the nine months ended September 30, 2023, increased by $654,574, or 10%, to $7,457,628, as compared to $6,803,054 during the same period in 2022. The increase was primarily due to increased expenses related to expanding our footprint into Arizona and other markets. Starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated to be included in selling, general, and administrative expenses for comparison purposes.

Selling, General and Administrative Expenses, for the commercial segment, for the nine months ended September 30, 2023, increased by $1,351,874, or 9%, to $16,256,609, as compared to $14,904,735 during the same period in 2022. The increase was primarily due to increased expenses related to expanding the commercial business by increasing the corporate infrastructure. Starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated to be included in selling, general, and administrative expenses for comparison purposes.

Depreciation and Amortization

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Depreciation and Amortization
Consolidated	$1,028,238	$1,106,427	$(78,189)	-7%

Consumer	$253,385	$311,419	$(58,034)	-19%
Commercial	$774,853	$795,008	$(20,155)	-3%

Depreciation and amortization decreased by $78,189, or 7%, during the nine months ended September 30, 2023 to $253,385, as compared to $311,419 during the same period in 2022. The individual segments reported the following:

Depreciation and amortization, for the consumer segment, for the nine months ended September 30, 2023, decreased by $58,034, or 19%, to $253,385, as compared to $311,419 during the same period in 2022. The decrease was primarily due to some of the fixed assets being fully depreciated plus some of the intangible assets being fully amortized.

Depreciation and amortization, for the commercial segment, for the nine months ended September 30, 2023, decreased by $20,155, or 3%, to $774,853, as compared to $795,008 during the same period in 2022. The decrease was primarily due to some of the fixed assets being fully depreciated.

Other Income

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Other Income
Consolidated	$556,868	$91,160	$465,708	511%

Consumer	$70,315	$29,970	$40,345	135%
Commercial	$486,553	$61,190	$425,363	695%

Other income increased by $465,708, or 511%, during the nine months ended September 30, 2023 to $556,868, as compared to $91,160 during the same period in 2022. The individual segments reported the following:

Other income, for the consumer segment, for the nine months ended September 30, 2023, was $70,315, as compared to $29,970 during the same period in 2022, an increase of $40,345, or 135%. The increase in other income for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 was primarily due to an increase in interest earned from bank accounts of approximately $45,000. During December of fiscal 2022, the Company began to move excess working capital funds to savings accounts that paid higher interest rates. Starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated to be included in selling, general, and administrative expenses for comparison purposes.

Other income, for the commercial segment, for the nine months ended September 30, 2023, was $486,553, as compared to $61,190 during the same period in 2022, an increase of $425,363, or 695%. The increase in other income for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 was primarily due to an increase in interest earned from bank accounts of approximately $297,000, and notes receivable interest received of $94,115 from notes receivable formerly written off during fiscal year 2021. During December of fiscal 2022, the Company began to move excess working capital funds to savings accounts that paid higher interest rates. Starting January 1, 2023, expenses previously classified as other expenses related to corporate campus overhead have been classified as operating expenses within the selling, general, and administrative expenses category. The corporate campus overhead for 2022 initially recorded as other expense has been restated to be included in selling, general, and administrative expenses for comparison purposes.

Interest Expense

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Interest Expense
Consolidated	$348,918	$364,238	$(15,320)	-4%

Consumer	$177,458	$183,523	$(6,065)	-3%
Commercial	$171,460	$180,715	$(9,255)	-5%

Interest expense decreased by $15,320, or 4%, during the nine months ended September 30, 2023 to $348,918, as compared to $364,238 during the same period in 2022. The individual segments reported the following:

Interest expense, for the consumer segment, for the nine months ended September 30, 2023, decreased by $6,065, or 3%, to $177,458, as compared to $183,523 during the same period in 2022. The decrease was primarily due to reduced loan balances during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Interest expense, for the commercial segment, for the nine months ended September 30, 2023, decreased by $9,255, or 5%, to $171,460, as compared to $180,715 during the same period in 2022. The decrease was primarily due to reduced loan balances during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Income Tax Expense

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Income Tax Expense
Consolidated	$1,534,187	$144,605	$1,389,582	961%

Consumer	$778,150	$48,811	$729,339	1494%
Commercial	$756,037	$95,794	$660,243	689%

Income tax expense, for both segments, for the nine months ended September 30, 2023, was $1,534,187, an increase of $1,389,582, as compared to income tax expense of $144,605 for the nine months ended September 30, 2022. Currently, the Company has a deferred tax asset reflecting net operating losses brought over from prior years. Through fiscal 2022, there was an off-setting valuation allowance associated with the deferred tax asset. The valuation allowance was written off as of December 31, 2022. Starting January 1, 2023, the Company has a federal tax rate of approximately 21%, in addition to other state and local taxes, on net income before taxes. The effective income tax rate was 20.8% and 1.5% for the nine months ended September 30, 2023 and 2022, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes, non-deductible expenses and changes in the valuation allowance in relation to the deferred tax asset for net operating loss carryforwards, as was the Company’s case for the increase for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Net Income

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Net Income
Consolidated	$5,837,519	$9,812,792	$(3,975,273)	-41%

Consumer	$3,072,569	$4,844,572	$(1,772,003)	-37%
Commercial	$2,764,950	$4,968,220	$(2,203,270)	-44%

Net income decreased by $3,975,273, or 41%, during the nine months ended September 30, 2023 to $5,837,519, as compared to $9,812,792 during the same period in 2022. The individual segments reported the following:

Net income related to the consumer operations for the nine months ended September 30, 2023, decreased by $1,772,003, or 37%, to $3,072,569, as compared to $4,844,572 during the same period in 2022. The decrease in net income was due primarily to the increased tax expense of $729,339, the decrease in gross profit of $492,536 and the increase in selling, general and administrative expenses of $654,574 for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Net income related to the commercial operations for the nine months ended September 30, 2023, decreased by $2,203,270, or 44%, to $2,764,950, as compared to $4,968,220 during the same period in 2022. The decrease in net income for the nine months ended September 30, 2023 was due primarily to an increase in income tax expense of $660,243, an increase in selling, general and administrative expenses of $1,351,874, a decrease in gross profit of $645,924 and offset by an increase in other income of $425,373, as compared to the nine months ended September 30, 2022.

Earnings Per Share

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

Earnings Per Share (consolidated)	$0.22	$0.36	$(0.14)	-39%

Earnings per share, for the nine months ended September 30, 2023, for net income per basic and diluted shares attributable to holders of our Common Stock was $0.22, compared to $0.36 per basic and diluted shares attributable to holders of our Common Stock for the nine months ended September 30, 2022.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$3,469,991	$7,725,140
Investing activities	(1,285,362)	(444,185)
Financing activities	(2,049,209)	(2,450,347)

Net increase in cash and cash equivalents	$135,420	$4,830,608

During the nine months ended September 30, 2023, cash flows provided by operations totaled $3,469,991, and during the nine months ended September 30, 2022, cash flows provided by operations totaled $7,725,140, a decrease of $4,255,149. Cash provided by operations for the nine months ended September 30, 2023 was driven primarily by net income added to non-cash items of depreciation and amortization, bad debt and deferred taxes of $8,651,902, a reduction of prepaid expenses of $165,863, an increase in customer deposits and other liabilities of $284,085 and an increase in accounts payable and accrued expenses of $106,071, offset by an increase in inventories of $4,295,072, an increase in other assets of $55,601 and an increase in trade receivables of $1,385,580. Cash provided by operations for the nine months ended September 30, 2022 was driven largely by net income added to non-cash items of depreciation, amortization and bad debt of $10,992,637, a decrease in other assets of $311,420 and an increase in accounts payable and accrued expenses of $1,924,658, offset by an increase in inventories of $4,014,627, an increase in prepaid expenses of $1,213,187, an increase in trade receivables of $97,994 and the decrease in customer deposits and other liabilities of $186,590.

During the nine months ended September 30, 2023 and 2022, cash flows used in investing activities totaled $1,285,362 and $444,185, respectively, a period-over-period increase of $841,177. Cash used in investing activities during the nine months ended September 30, 2023 was primarily due to the purchase of property and equipment of $1,563,612 and from the Kretchmer Transaction of $300,000, offset by the reduction in note receivable of $578,250. Cash used in investing activities during the nine months ended September 30, 2022 was primarily due to the purchase of additional property and equipment of $227,197 and the addition to the acquisition of Avail assets and liabilities of $216,988.

During the nine months ended September 30, 2023 and 2022, cash flows used in financing totaled $2,049,209 and $2,450,347, respectively, a period-over-period decrease of $401,138. Cash used in financing during the nine months ended September 30, 2023 was due from payments made against notes payable of $930,858, repurchase of Company stock on the open market of $1,318,351, offset by the loan proceeds from the kretchmer Transaction of $200,000. Cash used in financing during the nine months ended September 30, 2022 was due from payments made against notes payable of $750,347 and payments made against the line of credit of $1,700,000.

We expect our capital expenditures to total approximately $4,000,000 during the next 12 months. These expenditures will be driven by the purchase of additional equipment and potential property purchases by both segments seeking to expand the Company into other markets. The Company has an outstanding capital commitment of $100,000 to build-out the consumer building purchased in Phoenix, Arizona on May 4, 2023.

Our primary source of liquidity and capital resources currently consist of cash generated from our operating results and current borrowings, including the Truist Lewisville Loan, the TB&T Grapevine Loan, the TB&T Irving Loan, the TB&T Frisco Loan and two FSB loans.  For more information, see Note 13 to our interim condensed financial statements, which is incorporated into this item by reference. In addition, on November 23, 2021, the Company secured a thirty-six month line of credit from Farmers State Bank of Oakley Kansas (the “FSB Facility”) for up to $3,500,000. The FSB Facility has an annual interest rate of 3.1%. We maintain the FSB Facility to help fund cash shortfalls that we may have from time to time. We do not currently anticipate the need of those funds for operations and do not currently have any amounts drawn against the FSB Facility as of September 30, 2023.

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

The Company leases certain of its facilities under operating leases. The minimum rental commitments, under non-cancellable operating leases, excluding imputed interest, as of September 30, 2023 are as follows:

Operating Leases	Total	2023	2024	2025	2026	Thereafter

Consumer (excluding the nine months ending September 30, 2023)	$1,528,159	$136,357	$552,414	$434,274	$355,000	$50,114

Commercial (excluding the nine months ending September 30, 2023)	3,564,973	339,766	1,396,129	1,321,297	474,326	33,455

Total	$5,093,132	$476,123	$1,948,543	$1,755,571	$829,326	$83,569

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF

PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases

The following lists the repurchase of Company shares for the three months ended September 30, 2023:

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average price	as part of publicly	yet be purchased
	of hares	paid per	announced plan	under the plans
Fiscal Period	purchased (1)	share ($)	or program (2)	or program
Beginning balance	27,421	$7.10	27,421	972,579

July 1 - 31, 2023	-	-	-	972,579
August 1 - 31, 2023	197,210	5.70	197,210	775,369
September 1 - 30, 2023	-	-	-	775,369

Total	224,631	$5.87	224,631	775,369

(1) All shares were purchased in open-market transactions through the stock repurchase program approved by the Board on March 14, 2023 for the repurchase of up to one million shares of the Company’s common stock.

(2) The stock repurchase program was publicly announced on May 3, 2023 and expires March 31, 2026. Repurchases under the stock repurchase program began on May 10, 2023.

The timing and amount of any common stock repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.

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

ENVELA CORPORATION (Registrant)
Date: November 8, 2023	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023		/s/ BRET A. PEDERSEN
Bret A. Pedersen
Chief Financial Officer (Principal Accounting Officer)

