Form 10-K
period 2023-12-31
Envela Corp
filed 2024-03-21
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 001-11048

___________________________

ENVELA CORPORATION

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $52.102 million based on the closing sale price as reported on the NYSE American. As of March 15, 2024, there were 26,350,413 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2024 Annual Meeting of, Shareholders which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

ENVELA CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2023

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company”, “Envela” refer to the consolidated business operations of Envela Corporation, the parent, and all of its direct and indirect subsidiaries.

Note About Forward-Looking Statements

This annual report on Form 10-K for the fiscal year ended December 31, 2023 (this “Form 10-K”), including but not limited to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

A circular economy is a sustainable economic system that aims to increase the lifespan of manufactured goods and thereby reducing waste and pollution for a cleaner environment. Re-commerce is an integral part of circular economies, and it’s a business model that’s sustainable to its core. Envela helps expand circular consumption through product reuse, refurbishment, repair, and related strategies to extend the useful lives of manufactured goods and reduce their negative impact on our planet.

Envela focuses its re-commerce business on two areas: direct-to-consumer and commercial services. Our direct-to-consumer portfolio operates multiple brick-and-mortar and online marketplaces. Our commercial-services portfolio offers custom re-commerce solutions to meet the needs of diverse clients, including Fortune 500 companies.

HOW WE ORGANIZE OUR BUSINESS

Envela is a diverse re-commerce company that manages its business through two operating segments. Its commercial-services segment, and its consumer segment. Envela reports its revenue and operating expenses based on these two operating segments. We also include segment information in the notes too our financial statements.

COMMERCIAL SERVICES SEGMENT

Re-commerce through Intelligent Reuse & Responsible Recycling

Envela’s commercial services portfolio provides asset- disposition solutions to government agencies, middle-market firms, major corporations, and other organizations. Through a deep understanding of our clients’ business goals, we’re able to exceed their evolving needs and maintain a differentiated position in this marketplace.

When clients upgrade their IT equipment, our commercial services division purchases the replaced assets. They can then be resold as whole goods, harvested for components to re-use, or recycled if not reusable. By extending the usable lives of their replaced technology assets through re-commerce, our clients realize maximum value for these products, help protect the environment, and reduce the amount of raw materials required to make new products.

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

There can be some seasonal fluctuations that can impact demand with our commercial clients. Our business is subject to fluctuations as device trade-in and upgrade volume can be based on the release of new devices and promotional programs, as well as customer preferences. Our business is also subject to volatility in margins based on the actual and anticipated timing of the release of new devices and promotional programs, as well as to changes in customer preferences. Most purchases are through non-exclusive, cancelable agreements.

PART I

Item 1

We maintain relationships with refining partners for many commodity components. Management believes no single partner accounted for a material amount of the company’s consolidated sales in 2023. The Company believes that many of the products we sell are marketable to numerous sources at competitive prices.

Envela’s commercial-services segment markets its products directly to prospective clients through several wholly owned subsidiary brands including ITAD USA; Echo Environmental; Teladvance; and Avail Recovery Solutions. Sales and operating results for these brands are reported within their respective commercial operating segments. Commercial-services operates from two leased warehouses in the Dallas/Fort Worth Metroplex (“DFW”) and one leased warehouse in Chandler, Arizona.

DIRECT-TO-CONSUMER

Authenticated Re-commerce

Envela’s direct-to-consumer portfolio primarily buys to resell or recycle luxury hard assets like jewelry, diamonds, gemstones, fine watches, rare coins and related collectibles, precious-metal bullion products, gold, silver and other precious metals. For over 50 years, Envela’s consumer segment has been a destination location for seeking value and liquidity in luxury goods.

Our direct-to-consumer business provides a marketplace that delivers what we believe to be unparalleled value and liquidity for those seeking to buy, sell or trade merchandise in every major jewelry, fine watch, diamond, gemstone, finding, precious metal, and premium brand product category. Our experienced staff of experts, including GIA-graduate gemologists, horologists, numismatists, jewelers and brand authenticators, recondition and rebuild items for resale through our retail locations, e-commerce, or wholesale distributors. When reconditioning is not feasible because crafted precious metals are at the end of their useful lives, we sell them through wholesale channels or recycle them by selling them to third-party refiners who recover reusable precious metals for subsequent sale or recrafting into new jewelry or bullion products. We offer on-site repair services for jewelry and watches, as well as custom jewelry services.

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

The consumer segment operates six retail locations throughout DFW, one in Mt. Pleasant, South Carolina and one in Phoenix, Arizona. We opened our newest location in Phoenix, Arizona, during the fourth quarter of Fiscal 2023 (as defined below). The Company owns three retail locations in the DFW area, and leases the others. The Company purchased another building in the Phoenix area, during Fiscal 2023, which is currently being prepared to be the ninth retail location. Our direct-to-consumer brands include Dallas Gold & Silver Exchange, Charleston Gold & Diamond, and Bullion Express. Sales and operating results for these brands are reported within the consumer operating segment.

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

In 2016, after celebrating its 50th anniversary, it was named by S&P Global Market Intelligence as the second most likely company to go bankrupt, behind Sears Holdings. Aiming to turn the Company around, the board of directors (its “Board”) brought in new management. On December 12, 2016, John Loftus was named CEO, and transformation of the business began. For many employees, that day marked the “true founding” of the Company. Under this new leadership, the Company has posted seven straight years of unprecedented profitability.

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

Many of our subsidiaries and brands maintain their own websites for commercial purposes, including primarily the following: DGSE.com, echoenvironmental.com, ITADUSA.com, teladvance.com, AvailRecovery.com and StevenKretchmer.com.

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

Human Capital Resources

Our employees are guided by our mission to extend the lifespan of durable goods. We are part of a diverse global community, and we aim to reflect that diversity within our team. We believe diversity and inclusion foster a collaborative culture, which fuels our ability to innovate as we work to create a more sustainable future.

PART I

Item 1

As of December 31, 2023, we had 288 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our electronic-disposition centers. The consumer segment is currently developing and training a workforce to help manage and run the new locations that have been opened and are scheduled to open in the Phoenix area during 2024. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be positive. Our management policy is to keep employees informed of material decisions that affect them, encourage employee suggestions, and implement them whenever practicable.

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

GOVERNMENT REGULATIONS, ENVIRONMENTAL MATTERS AND IMPACT OF CLIMATE CHANGE

Envela buys and resells precious metals, which is generally subject to regulation including conflict mineral tracing. However, in conjunction with legal counsel, we have determined that we do not have sufficient control over manufacturing of any of our products to be included in the group of companies required to provide conflict-minerals disclosure and reporting. If our sourcing processes should change, or if there is a determination that our current practices should be covered by the conflict-minerals reporting and disclosure guidelines, we would need to implement significant additional measures to comply with these rules. In addition, Envela partners with refiners for a portion of its sales. These refiners are subject to increasingly stringent governmental regulation in their refining operations, and a change or increase in such regulations in the United States or abroad may have an adverse impact on our business.

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

N10TR, LLC (“N10TR”) is the Company’s largest shareholder, owning 12,814,727 shares of Common Stock, representing 48.3% of the total outstanding shares of Common Stock, as of December 31, 2023. Eduro Holdings, LLC (“Eduro”) owns 6,365,460 shares of Common Stock, representing 24.0% of the total outstanding shares of Common Stock, as of December 31, 2023. Both N10TR and Eduro are under the common control of John R. Loftus, the Company’s CEO, President and Chairman of the Board. Consequently, Mr. Loftus, is in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of the Company’s Board and any action requiring the approval of shareholders, including any amendments to the governing documents, mergers or sales of all or substantially all of the Company assets. This concentration of ownership also may delay, defer or even prevent a change in control of the Company and make some transactions more difficult or impossible without the support of Mr. Loftus. These transactions might include proxy contests, tender offers, mergers or other purchases of Common Stock that could give shareholders the opportunity to realize a premium over the then-prevailing market price for shares of Common Stock.

The Company’s success depends on the ability to attract, retain, and motivate qualified directors, management and other skilled employees.

Envela’s future success and growth depends on continued services of directors, key management and employees. Losing services from any of these individuals could materially affect the Company’s operations. The Company’s future success also depends on management’s ability to identify, attract, and retain additional qualified personnel. Competition for employees is intense, and the Company may be unsuccessful in attracting or retaining qualified personnel. There are a limited number of people with knowledge and experience within our industries. The Company does not have employment agreements with many of the key employees and does not maintain life insurance policies on any of the key personnel. The loss of key personnel, especially without advance notice, or the inability to hire or retain qualified people, could have a material adverse effect on sales and operations. The Company cannot guarantee that we will continue to retain key management and skilled personnel, or will be able to attract, assimilate and retain other highly qualified personnel in the future.

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

High interest rates and interest-rate fluctuations could increase our interest expense.

Interest rates rose significantly during 2022 and 2023 as the Federal Reserve sought to control inflation. High interest rates and interest rates that continue to rise, may increase our borrowing cost, or could make it difficult or impossible to secure financing.

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

Both of the Company’s segments now have portions of their business located in areas other than DFW. The ability to manage and control growth in new areas is vital to sustaining success. The Company has a solid footprint in DFW, but it is not guaranteed that the Company will be able find staff, train and supervise new employees away from the Company’s base of operations for both the consumer and commercial segments.

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

Our mobile device business is subject to the risk of declines in the value and availability of devices in our inventory, and to export compliance and other risks.

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

Certain parts of our commercial business comes from a limited number of partners. A substantial portion of their inventory is purchased from suppliers with which the Company has entered into non-exclusive agreements. These agreements are typically cancelable on short notice. To the extent that these partners reduce the number of assets they sell, are unwilling to continue to do business with the Company, or are unable to continue to meet or significantly alter their obligations, the Company’s business could be materially adversely affected. In addition, to the extent that the company’s suppliers modify the terms of their contracts with the company, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on the company’s business.

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

Jewelry and watch retailing is highly fragmented and competitive. The consumer division competes for jewelry sales primarily against specialty jewelers and other retailers that sell jewelry and watches including department stores, discount stores, apparel outlets, and internet retailers. Participants in the jewelry and watch category compete for a share of customers’ disposable income with other consumer sectors such as electronics, clothing, furniture, travel and restaurants. This competition for consumers’ discretionary spending is particularly relevant to gift giving, and somewhat to bridal jewelry (e.g. engagement, wedding, and anniversary).

Consumers are increasingly shopping for jewelry or starting their jewelry-buying experience online, which makes it easier for them to compare prices with other jewelry retailers. If our consumer brands do not offer the same or similar items at the lowest prices, consumers may purchase their jewelry from competitors, which would adversely impact the Company’s sales and results of operations.

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

Consumer wholesale and retail jewelry business is seasonal, with sales traditionally greater during certain holiday seasons. Events and circumstances that adversely affect holiday consumer spending will have a disproportionately adverse effect on operational results.

The consumer wholesale and retail jewelry sales are seasonal by nature. The time periods around Valentine’s Day, Mother’s Day and Christmas are typically the main seasons for jewelry sales. Sales are traditionally greater during significant holidays that occur in early spring, late fall, and winter. The amount of net sales and operating income generated during these seasons depends upon the general economic conditions and other factors beyond our control. Given the timing of the annual seasonality, inclement weather can at times pose a substantial barrier to consumer retail activity and have a material negative impact on store traffic. If events or circumstances were to occur that negatively impact consumer spending during such holiday seasons, it could have a material adverse effect on sales, profitability and operating results.

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

Consumer demand for the Company’s products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise, causing a strain on operating cash flow. If the inventory cannot be sold through retail outlets or wholesale contacts, write-downs or write-offs to earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory levels could result in unfulfilled customer orders, loss of revenue and an unfavorable impact on customer relationships. In particular, volatility and uncertainty related to macro-economic factors make it more difficult to forecast customer demand in various markets. Failure to properly judge consumer demand and properly manage inventory could have a material adverse effect on profitability and liquidity.

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

A significant portion of the consumer segment’s profit is generated from buying and selling pre-owned jewelry or other precious-metal-based products. Significant price fluctuations in precious metals, especially downward, could have a severe impact on this part of our business, as people are less likely to sell these products to the Company if they believe their merchandise is being undervalued, or if they believe the value is uncertain.

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

Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases have disrupted, and could in the future disrupt, our operations and materially and adversely affect our business, financial condition, and results of operations.

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and could in the future have, a material adverse effect on our business, financial condition, and results of operations. The full extent to which a global health crisis may impact our business and operating results would depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge as a result and the actions by governmental entities or others to contain it or treat its impact.

The impacts of a severe health crisis could pose the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting, or adversely modify, our business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. A global health crisis could also impact our customers’ purchasing behavior or decisions, including reduced demand for our products that could continue for an extended period of time.

Any or all of the foregoing in jurisdictions where we or our customers, suppliers, or operations are located have had and could in the future have a material adverse effect on our business, results of operations, cash flows, and financial condition. In addition, fluctuations in demand and other implications associated with public health emergencies have resulted in, and could in the future result in, certain supply chain constraints and challenges.

Sustained geopolitical conflicts, military action and civil unrest could result in disruptions to the global supply chain and uncertain economic conditions, which could materially adversely affect our financial condition.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions between Ukraine and Russia, Israel and Gaza, and the Middle East. Those of which have devolved into military conflicts. In addition, the United States, Canada, the European Union, and other countries have levied economic sanctions and other penalties on Russia. Although the length and full impact of the ongoing conflicts remain uncertain, the events in Ukraine, Israel and the Middle East have resulted in market disruptions. The broader consequences of the conflicts, which may include further sanctions, embargoes, regional instability, geopolitical shifts, transportation bans on certain shipping routes and potential retaliatory action by the Russian and Iranian governments against the United States and its allies. This may lead to economic instability, sustained inflation and changes in liquidity and credit availability. Any of the factors could adversely impact our business, financial condition, results of operations

PART I

Item 1B, 2, 3, 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM IC. CYBERSECURITY

The Company recognizes the importance of developing, implementing, and maintaining cybersecurity measures to ensure the security of our information systems and networks and the confidentiality, availability, and integrity of our data. We believe that we have processes in place to oversee and identify material risks from cybersecurity threats. We review our security plans and strategies as threats and conditions evolve.

The Company depends on the proper functioning, availability, and security of its information systems, including financial, data processing, communications, and operating systems. Several information systems are software applications provided by third parties.

Our Information Technology team under the direction of our System Engineer who has more than 10 years of experience in information technology-related roles, evaluates and addresses cybersecurity risks in alignment with our risk profile, business objectives, and operational needs. In support of these processes, we employ cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. Employees receive periodic training on cybersecurity, including tests on “phishing” and “social engineering”, to assess the effectiveness of the cybersecurity training program and enhance awareness of cybersecurity threats among employees. Additionally, we engage assistance from third parties as we deem necessary or appropriate.

Our management team is briefed regularly on information security, including discussion of processes such as those listed above to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Board of Directors is charged with providing oversight of our risk management process. Periodically, the Board reviews risk assessments, including cybersecurity risks, prepared by management and/or third-party providers.

There have been no previous cybersecurity incidents which have materially affected us to date, including our business strategy, results of operations or financial condition.  However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition.

ITEM 2. PROPERTIES

The Company leases eight properties and owns five other properties across three markets in which the consumer and commercial segments currently operate. Included in the owned properties is the Company’s corporate headquarters located in Irving, Texas. Nine of the properties are located in DFW, one is in Mount Pleasant, South Carolina and three are in the Phoenix area. The leases have a wide variety of terms, rents and expiration dates. The consumer segment owns three of their retail locations in DFW and one in the Phoenix area, which is currently being prepared as a retail location. They lease another three in DFW, one in Mount Pleasant, South Carolina, and one in the Phoenix area. The five leased locations have leases expiring starting in 2024 through 2027, with rights of renewal for three of the properties. The commercial segment leases all three of their locations, two of which are in DFW and the other being in Chandler, Arizona. The leases begin to expire starting in 2025 through 2027, with one lease having a right of renewal. Both segments are constantly evaluating each of their locations in terms of profitability, effectiveness and fit with long-term sustainability. Our principal corporate office building is owned by the Company, as stated earlier, and is located at 1901 Gateway Drive, Irving, Texas 75038.

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

PART I

Item 1B, 2, 3, 4

ITEM 3. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company’s business. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the Company’s financial condition, results of operations or cash flow.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5, 6

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

The Company’s Common Stock is traded on the Exchange, under the symbol “ELA.”  As of March 15, 2024, we had 257 record holders of our Common Stock.

SHARE REPURCHASES AND DIVIDENDS

Envela has not declared any dividends with respect to Common Stock. Management’s intent is to retain all current earnings to finance future growth; accordingly, management is not anticipating that cash or other dividends will be paid to the Company’s shareholders of Common Stock in the near future.

Unregistered Sales of Equity Securities

On March 14, 2023, a stock repurchase program was unanimously approved by the Company’s Board of Directors (the “Board”), that gave management authorization to purchase up to one million (1,000,000) shares of the Company’s stock, at a per-share price not to exceed $9, on the open market. The plan expires on March 31, 2026.

The following lists the repurchase of Company shares as of December 31, 2023:

	Total Number of shares			Maximum number
	purchased as part of a			of shares that may
	publicly announced	Average Price	Total Price	yet be purchased under
Fiscal Period	plan or program (1) (2)	Paid per Share ($)	Paid $	the plan or program
Beginning Balance				1,000,000

May 1 - 31, 2023	17,029	6.73	114,623	982,971
June 1 - 30, 2023	10,392	7.72	80,201	972,579
August 1 - 31, 2023	197,210	5.70	1,123,532	775,369
November 1 - 30, 2023	96,089	4.01	385,547	679,280
December 1 - 31, 2023	95,253	4.74	451,146	584,027

Total	415,973	$5.18	$2,155,049	584,027

(1)

All shares were purchased in open-market transactions through the stock repurchase program approved by the Board on March 14, 2023, for the repurchase of up to one million shares of the Company’s common stock.

(2)	The stock repurchase program was publicly announced on May 3, 2023, and expires March 31, 2026. Repurchases under the stock repurchase program began on May 10, 2023.

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

Overview

We are enabling a better world through the circular economy; by empowering buyers and sellers to extend the useful lives of specialty and durable goods; and by seizing retail, recycling, and reverse-logistics supply-chain opportunities. Envela is a diverse re-commerce company that manages its business through two segments. Its commercial-services segment, and its direct-to-consumer segment. Envela reports its revenue and operating expenses based on these two operating segments, with revenue for each operating segment, being presented as resale and recycle. We also include segment information in the notes too our financial statements. For more information, see “Item 1. Business—Operating Segments” above. A list of the company’s significant subsidiaries is presented in Exhibit 21.2.

Key Economic Factors and Trends Affecting the Markets in Which We Operate

Commercial Business Drivers and Impacts

The commercial segment includes Echo, ITAD USA, CEX, Avail and Teladvance, through which it primarily buys and resells or recycles consumer electronic components and IT equipment. Echo focuses on end-of-life electronics recycling and also offers disposal transportation and product tracking, ITAD USA provides IT equipment disposition including compliance and data sanitization services, and Teladvance, CEX and Avail operate as value-added resellers by providing offerings and services to companies looking to either upgrade capabilities or dispose of equipment. Like the consumer segment, the commercial segment also maintains relationships with refiners or recyclers to which it sells extracted valuable materials from electronics and IT equipment that are not appropriate for resale or reuse.

The electronic disposition and recycling industry is fragmented in the United States. Certain parts of the commercial segment comes from a limited number of partners. The used electronics processing business is subject to cyclical fluctuations based upon product availability, promotions, seasonality, and supply chain constraints. In our commercial segment, we compete primarily on price and on the services, we provide to clients. The price offered for devices is the principle competitive factor in acquiring material from generators. Generators of material may also consider factors other than price, such as logistics costs, timely removal, customized reports, the ability to service multiple locations, insurance coverage, and the buyer’s financial strength. For additional information regarding ECHG, see “Item 1. Business—Operating Segments—Commercial Segment” and See “Item 1A. Risk Factors—Our revenues and profits may decline if we are unable to maintain relationships with significant clients or renew contracts with them on favorable terms”.

Consumer Precious Metals Pricing and Business Impact

The Company is exposed to various market risks. Market risk is the potential loss arising from the adverse changes in market prices and rates. The nature of the consumer segment operations results in exposure to fluctuations in commodity prices, specifically diamonds, platinum, gold and silver. The Company does not currently use derivatives to hedge these risks. As a significant portion of our inventory and sales involve gold and jewelry, financial results can be influenced by the market price of gold and diamonds. The retail sales and gross margin could be materially impacted if prices of diamonds, platinum, gold, or silver rise so significantly that consumer behavior changes or if price increases cannot be passed onto customers. Because the consumer segment buys and resells precious metals, it is impacted by fluctuations and changes in precious-metal pricing which rises and falls based upon global supply and demand dynamics, with the greatest impact relating to gold as it represents a significant portion of the precious-metal in which it trades. Such fluctuations, particularly with respect to gold, which accounts for a majority of the merchandise costs, can have a significant impact on earnings and cash availability.

PART II

Items 7

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting (“U.S. GAAP”) principles. The preparation of these financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. Our significant accounting policies are fully described in Note 1 of the consolidated financial statements.  References to fiscal years below are denoted with the word “Fiscal” and the associated year.

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

For the year ended December 31, 2023, we have not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. Refer to our significant accounting policies are more fully described in Note 1—Summary of Significant Accounting Policies.

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

PART II

Items 7

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

	For the Years Ended December 31,
	2023			2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

EBITDA Reconciliation:
Net Income	$3,646,747	$3,500,705	$7,147,452	$8,305,429	$7,383,704	$15,689,133
Add (deduct):
Depreciation and amortization	325,227	1,036,837	1,362,064	410,759	1,041,075	1,451,834
Interest expense	192,393	270,808	463,201	244,202	239,491	483,693
Income tax expense (benefit)	927,157	946,761	1,873,918	(1,426,697)	117,091	(1,309,606)

EBITDA	$5,091,524	$5,755,111	$10,846,635	$7,533,693	$8,781,361	$16,315,054

Starting December 31, 2023, the EBITDA Reconciliation presentation has been revised to align with the Company’s performance.

PART II

Items 7

Results of Operations

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in the Annual Report. Prior year comparisons for 2023 and 2022, are included in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022. Year-over-year discussion and analysis of the line-item revenue and expenses within the consolidated income statement are included below for 2023 and 2022. The following tables set forth our results of operations and such data as a percentage of revenue and gross profit for the periods presented:

	For the Years Ended
	December 31, 2023			December 31, 2022
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Consumer
Resale	$117,918,242	12,691,309	10.8%	$122,468,154	14,240,795	11.6%
Recycled	11,495,427	2,957,249	25.7%	8,639,279	1,993,644	23.1%

Subtotal	129,413,669	15,648,558	12.1%	131,107,433	16,234,439	12.4%

Commercial
Resale	31,615,587	20,068,156	63.5%	39,747,631	22,119,853	55.7%
Recycled	10,644,832	5,939,816	55.8%	11,830,790	6,472,794	54.7%

Subtotal	42,260,419	26,007,972	61.5%	51,578,421	28,592,647	55.4%

	$171,674,088	$41,656,530	24.3%	$182,685,854	$44,827,086	24.5%

Comparison of 2023 and 2022

Resale Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%
Resale Revenue
Consolidated	$149,533,829	$162,215,785	$(12,681,956)	-8%

Consumer ( f/k/a DGSE)	$117,918,242	$122,468,154	$(4,549,912)	-4%
Commercial (f/k/a ECHG)	$31,615,587	$39,747,631	$(8,132,044)	-20%

Resale revenue decreased by $12,681,956, or 8%, in Fiscal 2023 to $149,533,829, as compared to $162,215,785 during Fiscal 2022. The individual segments reported the following:

Resale revenue related to the consumer segment, decreased by $4,549,912, or 4% in Fiscal 2023 as compared to Fiscal 2022. Resale revenue, such as bullion, jewelry, watches and rare coins, decreased primarily due to a general volatility in precious metal commodity prices during 2023 as compared to 2022. Resale revenue related to the commercial segment, decreased by $8,132,044, or 20%, in Fiscal 2023 as compared to Fiscal 2022. Resale revenue decreased primarily due to the reduced demand of our hard drives.

PART II

Items 7

Recycled Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%
Recycled Revenue
Consolidated	$22,140,259	$20,470,069	$1,670,190	8%

Consumer ( f/k/a DGSE)	$11,495,427	$8,639,279	$2,856,148	33%
Commercial (f/k/a ECHG)	$10,644,832	$11,830,790	$(1,185,958)	-10%

Recycled revenue increased by $1,670,190 or 8%, in Fiscal 2023 to $22,140,259, as compared to $20,470,069 during Fiscal 2022. The individual segments reported the following:

Recycled revenue related to the consumer segment, increased by $2,856,148, or 33% in Fiscal 2023 as compared to Fiscal 2022. The increase in recycled revenue is primarily due to the volatility in commodity prices that forced the scaping of inventory that would have usually been sold in the retail stores. Recycled revenue related to the commercial segment, decreased by $1,185,958, or 10% in Fiscal 2023 as compared to Fiscal 2022. The decrease in recycled revenue is primarily due to a reduced level of inventory purchased.

Resale-Cost of Goods Sold

	Year Ended December 31,		Change
	2023	2022	Amount	%
COGS - Resale
Consolidated	$116,774,364	$125,855,137	$(9,080,773)	-7%

Consumer ( f/k/a DGSE)	$105,226,933	$108,227,359	$(3,000,426)	-3%
Commercial (f/k/a ECHG)	$11,547,431	$17,627,778	$(6,080,347)	-34%

Starting December 31, 2023, the cost of goods sold, for both resale and recycled revenue, is added to our results of operations for comparison purposes.

Resale cost of goods sold decreased by $9,080,773, or 7%, in Fiscal 2023 to $116,774,364, as compared to $125,855,137 during Fiscal 2022. The individual segments reported the following:

Resale cost of goods sold related to the consumer segment, decreased by $3,000,426, or 3% in Fiscal 2023 as compared to Fiscal 2022. The decrease in the resale cost of goods sold is primarily due to the decrease in resale revenue of 3% in Fiscal 2023 as compared to Fiscal 2022. Resale cost of goods sold related to the commercial segment decreased by $6,080,347, or 34% in Fiscal 2023 as compared to Fiscal 2022. The decrease in the resale cost of goods sold is primarily due to the decrease in resale revenue of 20% in Fiscal 2023 as compared to Fiscal 2022.

PART II

Items 7

Recycled-Cost of Goods Sold

	Year Ended December 31,		Change
	2023	2022	Amount	%
COGS - Recycled
Consolidated	$13,243,194	$12,003,631	$1,239,563	10%

Consumer ( f/k/a DGSE)	$8,538,178	$6,645,635	$1,892,543	28%
Commercial (f/k/a ECHG)	$4,705,016	$5,357,996	$(652,980)	-12%

Recycled cost of goods sold increased by $1,239,563, or 10%, in Fiscal 2023 to13,243,194, as compared to $12,003,631 during Fiscal 2022. The individual segments reported the following:

Recycled cost of goods sold related to the consumer segment, increased by $1,892,543, or 28% in Fiscal 2023 as compared to Fiscal 2022. The increase in the recycled cost of goods sold is primarily due to the increase in recycled revenue of 33% in Fiscal 2023 as compared to Fiscal 2022. Recycled cost of goods sold related to the commercial segment decreased by $652,980, or 12% in Fiscal 2023 as compared to Fiscal 2022. The decrease in the recycled cost of goods sold is primarily due to the decrease in the recycled revenue of 10% in Fiscal 2023 as compared to Fiscal 2022.

Resale-Gross Profit

	Year Ended December 31,		Change
	2023	2022	Amount	%
Gross Profit - Resale
Consolidated	$32,759,465	$36,360,648	$(3,601,183)	-10%

Consumer ( f/k/a DGSE)	$12,691,309	$14,240,795	$(1,549,486)	-11%
Commercial (f/k/a ECHG)	$20,068,156	$22,119,853	$(2,051,697)	-9%

Resale gross profit decreased by $3,601,183, or 10%, in Fiscal 2023 to $32,759,465, as compared to $36,360,648 during Fiscal 2022. The individual segments reported the following:

Resale gross profit related to the consumer segment, decreased by $1,549,486, or 11% in Fiscal 2023 as compared to Fiscal 2022. The decrease in resale gross profit is primarily due to the decrease in resale revenue of 4% during Fiscal 2023 as compared to Fiscal 2022, added to the drop in gross profit margin from 11.6% during Fiscal 2022 as compared to 10.8% in Fiscal 2023. The resale gross profit related to the commercial segment, decreased $2,051,697, or 9% in Fiscal 2023 as compared to Fiscal 2022. The resale gross profit decreased is primarily due to a 20% decrease in resale revenue during Fiscal 2023 as compared to Fiscal 2022, offset by an increase in the margin percentage from 63.5% during Fiscal 2023 as compared to 55.7% during Fiscal 2022.

Recycled-Gross Profit

	Year Ended December 31,		Change
	2023	2022	Amount	%
Gross Profit - Recycled
Consolidated	$8,897,065	$8,466,438	$430,627	5%

Consumer ( f/k/a DGSE)	$2,957,249	$1,993,644	$963,605	48%
Commercial (f/k/a ECHG)	$5,939,816	$6,472,794	$(532,978)	-8%

PART II

Items 7

Recycled gross profit increased by $430,627, or 5%, in Fiscal 2023 to $8,897,065, as compared to $8,466,438 during Fiscal 2022. The individual segments reported the following:

Recycled gross profit related to the consumer segment, increased by $963,605, or 48% in Fiscal 2023 as compared to Fiscal 2022. The recycled gross profit increase is primarily due to the 33% increase in recycled revenue and a margin percentage increase to 25.7% during Fiscal 2023 from 23.1% during Fiscal 2022. Recycled gross profit related to the commercial segment, decreased by $532,978, or 8% in Fiscal 2023 as compared to Fiscal 2022. The recycled gross profit for the commercial segment decrease is primarily due to a 10% decrease in recycled revenue for Fiscal 2023 as compared to Fiscal 2022.

	For the Years Ended
	December 31, 2023			December 31, 2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Revenue:
Sales	$129,413,669	$42,260,419	$171,674,088	$131,107,433	$51,578,421	$182,685,854
Cost of goods sold	113,765,111	16,252,447	130,017,558	114,872,994	22,985,774	137,858,768

Gross profit	15,648,558	26,007,972	41,656,530	16,234,439	28,592,647	44,827,086

Expenses:
Selling, general and administrative expenses	10,640,840	20,896,837	31,537,677	8,762,432	20,668,291	29,430,723
Depreciation and amortization	325,227	1,036,837	1,362,064	410,759	1,041,075	1,451,834

	10,966,067	21,933,674	32,899,741	9,173,191	21,709,366	30,882,557

Operating income	4,682,491	4,074,298	8,756,789	7,061,248	6,883,281	13,944,529

Other income/expense :
Other income	83,806	643,976	727,782	61,686	857,005	918,691
Interest expense	192,393	270,808	463,201	244,202	239,491	483,693

	(108,587)	373,168	264,581	(182,516)	617,514	434,998

Income before income taxes	4,573,904	4,447,466	9,021,370	6,878,732	7,500,795	14,379,527

Income tax expense (benefit)	927,157	946,761	1,873,918	(1,426,697)	117,091	(1,309,606)

Income from continuing operations	$3,646,747	$3,500,705	$7,147,452	$8,305,429	$7,383,704	$15,689,133

Selling, General and Administrative

	Year Ended December 31,		Change
	2023	2022	Amount	%
Selling, General and Administrative
Consolidated	$31,537,677	$29,430,724	$2,106,953	7%

Consumer ( f/k/a DGSE)	$10,640,840	$8,762,432	$1,878,408	21%
Commercial (f/k/a ECHG)	$20,896,837	$20,668,292	$228,545	1%

SG&A expenses increased by $2,106,953, or 7%, in Fiscal 2023 to $31,537,677, as compared to $29,430,724 during Fiscal 2022. The individual segments reported the following:

Selling, general and administrative expenses for the consumer segment, increased $1,878,408, or 21% in Fiscal 2023 as compared to Fiscal 2022. The increase in SG&A was primarily due to an increase in advertising of approximately $221,000 and payroll and payroll related expenses of approximately $1,700,000. Selling, general and administrative expenses for the commercial segment, increased by $228,545, or 1% in Fiscal 2023 compared to Fiscal 2022. The increase in SG&A was primarily due to an increase in payroll and payroll related expenses of approximately $217,000.

PART II

Items 7

Depreciation and Amortization

	Year Ended December 31,		Change
	2023	2022	Amount	%
Depreciation and Amortization
Consolidated	$1,362,064	$1,451,834	$(89,770)	-6%

Consumer ( f/k/a DGSE)	$325,227	$410,759	$(85,532)	-21%
Commercial (f/k/a ECHG)	$1,036,837	$1,041,075	$(4,238)	0%

Depreciation and amortization expense decreased by $89,770, or 6%, in Fiscal 2023 to $1,362,064, as compared to $1,451,834 during Fiscal 2022. The individual segments reported the following:

Depreciation and amortization for the consumer segment, decreased by 85,532, or 21% in Fiscal 2023 as compared to Fiscal 2022. The decrease is primarily due to fixed and intangible assets being fully depreciated and amortized during Fiscal 2023 not yet fully depreciated or amortized during Fiscal 2022. Depreciation and Amortization expense for the Commercial segment decreased by $4,238, or less than 1% in Fiscal 2023 as compared to Fiscal 2022.

Other Income

	Year Ended December 31,		Change
	2023	2022	Amount	%
Other Income
Consolidated	$727,782	$918,691	$(190,909)	-21%

Consumer ( f/k/a DGSE)	$83,806	$61,686	$22,120	36%
Commercial (f/k/a ECHG)	$643,976	$857,005	$(213,029)	-25%

Other income decreased by $190,909, or 21%, in Fiscal 2023 to $727,782, as compared to $918,691 during Fiscal 2022. The individual segments reported the following:

Other income for the consumer segment increased by $22,120, or 36% in Fiscal 2023 as compared to Fiscal 2022. During Fiscal 2023, other income consisted of approximately $78,000 and approximately $6,000 of other miscellaneous receipts. During Fiscal 2023, all of the corporate rental income was allocated to the commercial segment. During Fiscal 2022, other income consisted of $48,000 of the consumer’s portion of the rental income generated from the Company’s corporate headquarters and approximately $13,700 of other miscellaneous income.

Other income for the commercial segment decreased by $213,029 in Fiscal 2023, or 25%, to $643,976, as compared to $857,005 during Fiscal 2022. During Fiscal 2023, other income consisted of approximately $456,000 in bank account interest income, approximately $94,000 in written off notes receivable in prior years and $88,000 in the Company’s corporate headquarters being leased to a third party. During Fiscal 2022, other income of $857,005 was the result from reducing the notes receivable reserve from $838,647 to $0, and bank account interest income of $11,720.

PART II

Items 7

Interest Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
Interest Expense
Consolidated	$463,201	$483,693	$(20,492)	-4%

Consumer ( f/k/a DGSE)	$192,393	$244,202	$(51,809)	-21%
Commercial (f/k/a ECHG)	$270,808	$239,491	$31,317	13%

Interest expense decreased by $20,492, or 4%, in Fiscal 2023 to $463,201, as compared to $483,693 during Fiscal 2022. The individual segments reported the following:

Interest expense for the consumer segment decreased by $51,809 or 21%, in Fiscal 2023 as compared to Fiscal 2022. The decrease is primarily due to the interest expense on the note for the corporate headquarters was fully allocated to the commercial segment during Fiscal 2023. The interest expense for the commercial segment increased by $31,317 or 13%, in Fiscal 2023 as compared to Fiscal 2022. The increase is primarily due to the interest expense on the note for the corporate headquarters was fully allocated to the commercial segment during Fiscal 2023.

Income Tax Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
Income Tax Expense (Benefit)
Consolidated	$1,873,918	$(1,309,606)	$3,183,524	243%

Consumer ( f/k/a DGSE)	$927,157	$(1,426,697)	$2,353,854	165%
Commercial (f/k/a ECHG)	$946,761	$117,091	$829,670	709%

Income tax expense for the Company increased by $3,183,524 or 243%, to $1,873,918 in Fiscal 2023 as compared to a tax benefit of $1,309,606 in Fiscal 2022.  The income tax expense increase was partially due from the valuation allowance being reduced in the amount of $1,490,000 against the deferred tax benefit during Fiscal 2022. See Note 14 for Federal Income Taxes.

Net Income

	Year Ended December 31,		Change
	2023	2022	Amount	%
Net Income
Consolidated	$7,147,452	$15,689,133	$(8,541,681)	-54%

Consumer ( f/k/a DGSE)	$3,646,747	$8,305,429	$(4,658,682)	-56%
Commercial (f/k/a ECHG)	$3,500,705	$7,383,704	$(3,882,999)	-53%

The Company’s net income decreased by $8,541,681, or 54% in Fiscal 2023 as compared to Fiscal 2022. The decrease is due primarily from the revenue decrease of approximately $11,000,000 from Fiscal 2022 to Fiscal 2023, the increase of SG&A expenses of approximately $2,100,000 and the increase in income tax expense of approximately $3,200,000 during Fiscal 2023 as compared to Fiscal 2022. The income tax expense increase was partially due from the valuation allowance being released in the amount of $1,490,000 million against the deferred tax benefit during Fiscal 2022

PART II

Items 7

Earnings Per Share

	Year Ended December 31,		Change
	2023	2022	Amount	%

Earnings Per Share - Consolidated	$0.27	$0.58	$(0.31)	-53%

Our net income per basic and diluted shares attributable to holders of our Common Stock decreased by $0.31 per share, or 53% in Fiscal 2023 compared to Fiscal 2022. The decrease is due primarily from the revenue decrease of approximately $11,000,000 from Fiscal 2022 to Fiscal 2023, the increase of SG&A expenses of approximately $2,100,000 and the increase in income tax expense of approximately $3,200,000 million during Fiscal 2023 as compared to Fiscal 2022. The income tax expense increase was partially due from the valuation allowance being released in the amount of $1,490.000 against the deferred tax benefit during Fiscal 2022.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows for the periods indicated. Prior year comparisons are included in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for Fiscal 2023.

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$5,842,708	$10,019,885
Investing activities	(1,759,861)	(229,339)
Financing activities	(3,398,963)	(2,758,725)

Net increase in cash and cash equivalents	$683,884	$7,031,821

During Fiscal 2023, cash provided by operations totaled $5,842,708, which was primarily driven by net income of $7,147,452, adding in non-cash charges, net of $5,084,849. Offset by the increase of trade receivables of $161,815, the increase in inventories of $4,390,392, the decrease in operating leases of $1,899,365, and the decrease in accounts payable and accrued expenses of $32,310.

During Fiscal 2023, cash used in investing totaled $1,759,861 which consisted of the purchase of property and equipment of $2,238,111 and the acquisition of the Steven Kretchmer, Inc. stock of $100,000. Offset by the receipt of $578,250 from notes receivable.

During Fiscal 2023, cash used in financing totaled $3,398,963 which consisted of principal payments made against notes payable loans of $1,243,914 and the acquisition of Company treasury stock of $2,155,049.

Starting December 31, 2023, certain amounts within the Consolidated Cash Flow Statements have been reclassified for presentation purposes. The reclassification did not impact the overall operating activities.

PART II

Items 7

On November 23, 2021, the Company secured a 36-month line of credit from Farmers State Bank of Oakley Kansas (“FSB”) for $3,500,000 at 3.1% annual interest rate. Our line of credit with FSB is to fund any cash shortfalls that the Company may have from time-to-time during the life of the line of credit. Also, from time-to-time, inventory levels have been adjusted to meet seasonal demand or in order to meet working capital requirements. Management believes there are enough capital resources to meet working capital requirements. If additional working capital is required, additional loans can be obtained from individuals or from other commercial banks.

Management expects our capital expenditures to total approximately $2,700,000 during the next 12 months. These expenditures will be largely driven by the build-out of six properties, included in this is the build-out of corporate office space in the Company headquarters and the potential purchase and build-out of an additional consumer segment retail building. As of December 31, 2023, there are commitments of approximately $150,000 to build-out space at the Company’s headquarters located at 1901 Gateway Dr., Irving, Texas 75038.

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

The Company leases certain of its facilities under operating leases. The minimum rental commitments under non-cancellable operating leases as of December 31, 2023 are as follows:

Operating Leases	Total	2024	2025	2026	2027	Thereafter

Consumer	$1,391,802	$552,414	$434,274	$355,000	$50,114	$-

Commercial	3,225,206	1,396,129	1,321,297	474,326	33,454	-

Total	$4,617,008	$1,948,543	$1,755,571	$829,326	$83,568	$-

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

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

Year Ended December 31,	2023	2022
Revenue:
Sales	171,674,088	$182,685,854
Cost of goods sold	130,017,558	137,858,768

Gross margin	41,656,530	44,827,086

Expenses:
Selling, General & Administrative Expenses	31,537,677	29,430,723
Depreciation and Amortization	1,362,064	1,451,834

Total operating expenses	32,899,741	30,882,557

Operating income	8,756,789	13,944,529
Other income	727,782	918,691
Interest expense	463,201	483,693

Income before income taxes	9,021,370	14,379,527
Income tax expense (benefit)	1,873,918	(1,309,606)

Net income	$7,147,452	$15,689,133

Earnings per share:
Basic	$0.27	$0.58
Diluted	$0.27	$0.58

Weighted average shares outstanding:
Basic	26,822,725	26,924,631
Diluted	26,837,725	26,939,631

The accompanying notes are an integral part of these consolidated financial statements.

PART II

Item 8

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2023	2022

Assets
Current assets:
Cash and cash equivalents	$17,853,853	$17,169,969
Trade receivables, net of allowances	7,811,159	7,949,775
Notes receivable, net of allowance	-	578,250
Inventories	23,146,177	18,755,785
Prepaid expenses	1,082,425	1,231,817
Other current assets	4,700	35,113

Total current assets	49,898,314	45,720,709
Property and equipment, net	10,955,299	9,393,802
Goodwill	3,921,453	3,621,453
Intangible assets, net	4,308,095	4,993,545
Deferred tax asset	-	1,488,258
Operating lease right-of-use assets	4,189,621	5,872,681
Other assets, less current portion	201,447	186,761

Total assets	$73,474,229	$71,277,209

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$3,126,743	$3,358,881
Notes payable	1,361,443	1,250,702
Current operating lease liabilities	1,807,729	1,686,997
Accrued expenses	2,486,423	2,286,594
Customer deposits and other liabilities	211,651	282,482

Total current liabilities	8,993,989	8,865,656
Deferred tax liability	38,668	-
Notes payable, less current portion	13,572,048	14,726,703
Operating lease liabilities, less current portion	2,560,671	4,368,400

Total liabilities	25,165,376	27,960,759

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued; 26,508,658 and 26,924,631 shares outstanding, respectively	269,246	269,246
Treasury stock at cost, 415,973 and 0 shares, respectively	(2,155,049)	-
Additional paid-in capital	40,173,000	40,173,000
Retained earnings	10,021,656	2,874,204

Total stockholders’ equity	48,308,853	43,316,450

Total liabilities and stockholders’ equity	$73,474,229	$71,277,209

The accompanying notes are an integral part of these consolidated financial statements.

PART II

Item 8

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENTS

Year Ended December 31,	2023	2022

Operations
Net income	$7,147,452	$15,689,133
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,362,064	1,451,834
Provision for credit losses	300,431	120,554
Deferred taxes	1,526,926	-
Non-cash lease expense	1,895,428	1,867,520
Income tax valuation allowance reduction	-	(1,488,258)
Reserve reduction of notes receivable and accrued interest receivable	-	(838,647)
Changes in operating assets and liabilities:
Trade receivables	(161,815)	(903,796)
Inventories	(4,390,392)	(4,707,349)
Prepaid expenses	149,392	(792,778)
Other assets	15,728	985,509
Accounts payable and accrued expenses	(32,310)	1,367,713
Operating leases	(1,899,365)	(1,834,808)
Customer deposits and other liabilities	(70,831)	(896,742)

Net cash provided by operations	5,842,708	10,019,885

Investing
Payments from note receivable	578,250	260,397
Purchase of property and equipment	(2,238,111)	(272,748)
Acquisition of Kretchmer Inc's stock	(100,000)	-
Additional cash payment for Avail Recovery Solutions' assets	-	(216,988)

Net cash used in investing	(1,759,861)	(229,339)

Financing
Payments on notes payable	(1,243,914)	(1,058,725)
Payments on line of credit	-	(1,700,000)
Acquisition of treasury stock	(2,155,049)	-

Net cash used in financing	(3,398,963)	(2,758,725)

Net change in cash and cash equivalents	683,884	7,031,821
Cash and cash equivalents, beginning of period	17,169,969	10,138,148

Cash and cash equivalents, end of period	$17,853,853	$17,169,969

Supplemental Disclosures
Cash paid during the period for:
Interest	$463,561	$491,828
Income taxes	$197,561	$133,000
Non-cash activities:
Transfer Avail goodwill to intangibles	$-	$2,736,000
Finance acqusition of Kretchmer Inc's stock	$200,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PART II

Item 8

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STOCKHOLDERS’ EQUITY STATEMENTS

							Additional	Retained Earnings	Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at January 1, 2022	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$(12,814,929)	$27,627,317

Net income	-	-	-	-	-	-	-	15,689,133	15,689,133

Balance at December 31, 2022	26,924,631	269,246	-	-	-	-	40,173,000	2,874,204	43,316,450

Net income	-	-			-	-	-	7,147,452	7,147,452

Shares repurchased	-	-	(415,973)	(2,155,049)	-	-	-	-	(2,155,049)

Balance at December 31, 2023	26,924,631	$269,246	(415,973)	$(2,155,049)	-	$-	$40,173,000	$10,021,656	$48,308,853

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

Principles of Consolidation and Nature of Operations

Envela and its subsidiaries engage in diverse business activities within the re-commerce sector. These activities include being one of the nation’s premier authenticated re-commerce retailers of luxury hard assets; providing end-of-life asset recycling; offering data destruction and IT asset management; and providing products, services, and solutions to industrial and commercial companies. Envela operates primarily via two segments. Its commercial-services segment is led by subsidiary ECHG, LLC ("ECHG"), and its direct-to-consumer segment is led by subsidiary DGSE, LLC ("DGSE"). Envela reports its revenue and operating expenses based on these two operating segments. We also include segment information in the notes to our financial statements. Envela is a Nevada corporation, headquartered in Irving, Texas.

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

For additional business operations for both the consumer and commercial segments, see Note 10 – Segment Information.

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

Inventories

The consumer segment’s inventory is valued at the lower of cost or net realizable value (“NRV”). The Company acquires a majority of its inventory from individual customers, including pre-owned jewelry, watches, bullion, rare coins and collectibles. The Company acquires these items based on its own internal estimate of the fair market value of the items at the time of purchase.  The consumer segment considers factors such as the current spot market price of precious metals and current market demand for the items being purchased. The consumer segment supplements these purchases from individual customers with inventory purchased from wholesale vendors. These wholesale purchases of new merchandise can take the form of full asset purchases, or consigned inventory. Consigned inventory is accounted for on the Company’s consolidated balance sheet with a fully offsetting contra account so that consigned inventory has a net zero balance. The majority of the Company’s inventory has some component of its value that is based on the spot market price of precious metals. Because the overall market value for precious metals regularly fluctuates, these fluctuations could have either a positive or negative impact on the value of the Company’s inventory and could positively or negatively impact the profitability of the Company. The Company regularly monitors these fluctuations to evaluate any necessary impairment to its inventory.

The commercial segment’s inventory principally includes processed and unprocessed electronic scrap materials. The value of the material is derived from recycling the precious and other scrap metals included in the scrap. The processed and unprocessed materials are carried at the lower of the average cost of the material during the month of purchase or NRV. The in-transit material is carried at lower of cost or NRV using the retail method. Under the retail method the valuation of the inventory at cost and the resulting gross margins are calculated by applying a cost to retail ratio to the retail value of the inventory.

The inventory listed in Note 3, and for the time period until November 15, 2026, is pledged as collateral against the available $3,500,000 Farmers State Bank of Oakley Kansas ("FSB") line of credit and the FSB notes with the consumer and commercial segments. For the FSB notes, see Note 9 – Long-Term Debt.

PART II

Item 8

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is provided for using the straight-line method over the anticipated economic useful lives of the related property. The Company uses the following standard useful life for our property and equipment; 39 years for buildings, 7 years for furniture and fixtures, 3 years for computer equipment, 5 years for vehicles and 5 years for warehouse equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by the asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. There were no impairments recorded as of December 31, 2023 and 2022.

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

Impairment of Long-Lived Assets, Amortized Intangible Assets and Goodwill

The Company performs impairment evaluations of its long-lived assets, including property, equipment, and intangible assets with finite lives whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. Based on the Company’s evaluations, no impairment was required as of December 31, 2023 or 2022.

Goodwill is evaluated for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting segment to which the goodwill has been assigned, versus the sum of the carrying value of the assets and liabilities of that segment including the assigned goodwill value. Goodwill is tested at the segment level and is the only intangible asset with an indefinite life on the consolidated balance sheets.

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

Advertising Costs

The consumer segment’s advertising costs are expensed as incurred and amounted to $945,340 and $723,889 for Fiscal 2023 and Fiscal 2022, respectively. The commercial segment’s advertising costs are expensed as incurred and amounted to $37,110 and $49,977 for Fiscal 2023 and Fiscal 2022, respectively.

PART II

Item 8

Accounts Receivable and Allowance for Credit Losses

The consumer segment generally has a low risk level of accounts receivable. Given the generally low level of the consumer segment’s accounts receivables, the company uses a simplified approach to calculate a general provision for credit losses. An allowance is calculated for each aging “bucket,” based on the risk profile of that bucket. For example, based on our historical experience, we have chosen to not place any reserve on amounts that are less than 60 days past due. From there the reserve amount escalates: 10% reserve on amounts over 60 but less than 90 days past due, 25% on amounts over 90 but less than 120 days past due, and 75% on amounts over 120 days past due.

No accounts receivable was determined to be uncollectable, therefore there were no write offs against the allowance for bad debt. Managing bad debt risk for the consumer segment is based on accounts that are expected to be past due. The consumer’s wholesale customer base is small, and we have a good relationship and history with each one. Based on the new ASU 2016-13 guideline established by the Financial Accounting Standards Board ("FASB"), an allowance adjustment is based on the current expected credit losses methodology for estimating allowances for credit losses. The new methodology is based on expected losses rather than incurred losses. The reserve warranted, based on the new expected credit losses methodology, as of December 31, 2023 is $0.

For Fiscal 2023 and 2022, besides the normal timing to clear credit cards and financing collections, the consumer’s accounts receivable balance consisted of wholesale dealers that are current and expected to be collected. Once a reserve is established, and an amount is considered to be uncollectable it is to be written off against the reserve. We revisit the reserve periodically, but no less than annually, with the same analytical approach in order to determine if the reserve needs to be increased or decreased, based on the risk profile of open accounts receivable for expected credit losses.

The commercial segment has a more sizable accounts receivable balance of $4,399,658 on December 31, 2023 and $7,110,535 as of December 31, 2022. The commercial segment uses a different methodology for expected credit losses, except for Avail who uses the same methodology as the consumer segment. For the commercial segment, excluding Avail, customers are generally larger and terms are farther out. Once we determine that a balance is an expected credit loss, we reserve that balance but still pursue payment. Percentages were developed based on management’s historical knowledge of past companies, the industry and the location in which the company operates. On the occasion we determine a balance is uncollectable we write off the balance against the reserve. During Fiscal 2023, $91,307 of accounts receivables was determined to be uncollectable, therefore written off against the allowance for bad debt. As of December 31, 2023, management considered $111,656, of accounts receivables, excluding Avail, is expected to be uncollectable, but still under pursuit, as warranted by the current expected credit losses methodology (“CECL”) guidelines to be reserved, as compared to a reserve balance, excluding Avail, of $51,734 as of December 31, 2022.

Avail has more customers with smaller balances that occasionally become delinquent more in relation to the consumer segment’s accounts receivables, and they are analyzed in accordance with the consumer segment’s delinquency approach. Avail’s expected reserve as of December 31, 2023, according to the expected credit losses guidelines and using the consumer’s segment’s methodology approach, was determined to be $149,202, as compared to Avail’s reserve balance of $0 as of December 31, 2022.

A summary of the Allowance for Credit Losses is presented below:

	December 31,
	2023	2022

Beginning Balance	$51,734	$1,583
Provision for credit losses (+)	300,431	120,554
Receivables written off (-)	(91,307)	(70,403)
Ending Balance	$260,858	$51,734

Leases

We record leases, which consist primarily of operating leases, on the Consolidated Balance Sheets as operating lease ROU assets and operating lease liabilities. The operating lease liabilities include Current and Noncurrent Portions, whereas, the ROU assets are listed as Noncurrent. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease payments from lease commencement through the lease term. To calculate the net present value, we apply an incremental borrowing rate. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates obtained from financial institutions as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on operating lease liabilities reduced by property incentives received from landlords.

We lease the land and buildings for many of our consumer stores and land and warehouse facilities for our commercial segment.

Notes Receivable

The commercial segment held two notes receivable from CExchange as of December 31, 2022. During Fiscal 2021, management learned the two notes may not have been recoverable. Management reserved the full amount of the outstanding and unpaid notes receivable of $900,000 and wrote-off the outstanding and unpaid accrued interest associated with the notes receivable of $49,174. The notes receivable of $900,000 and $49,174 of accrued interest receivable were charged to other expense during Fiscal 2021. Subsequent to reserving the note of $900,000 during Fiscal 2021, a partial payment was received of $61,353, reducing the amount of the reserve to $838,647, as of December 31, 2021. On October 25, 2022, the commercial segment received $260,397 of the reserved $838,647 notes receivable. Upon receipt of the partial payment, management believed, from the information available, that the remaining and unpaid notes receivable of $578,250, would probably be received in full. The reserve was reduced to $0, recording $838,647 as other income, thereby restoring the balance of the notes receivable, net to $578,250, as of December 31, 2022. The full payment of the remaining $578,250 was received on January 17, 2023. Interest receivable, in the amount of $49,174, that was written off against the reserve in Fiscal 2021 was received plus we received additional interest, in the amount of $44,941. The total interest received, in 2023 of $94,115, was recorded as other income for the commercial segment.

PART II

Item 8

Short-Term Financing

On November 23, 2021, the Company secured a 36 month line of credit from FSB for $3,500,000 at 3.1% annual interest rate with a maturity date of November 23, 2024. As of December 31, 2023, and December 31, 2022, the line of credit had a principal and outstanding balance of $0, with accrued and unpaid interest balance of $0 as of December 31, 2023 and 2022.

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

The Company accounts for its position in tax uncertainties in accordance with U.S. GAAP. The guidance establishes standards for accounting for uncertainty in income taxes. The guidance provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. U.S. GAAP requires a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition). The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2023 and 2022.

The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. The Company recognizes accrued interest and penalties resulting from audits by tax authorities in the provision for income taxes in the consolidated statements of operations. During Fiscal 2023 and Fiscal 2022, the Company did not incur any federal income tax interest or penalties.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Topic 606 - Revenue from Contracts with Customers. Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgements and changes in judgements and assets recognized from cost incurred to obtain or fulfill a contract.

Topic 606 provides guidance to identify performance obligations for revenue-generating transactions. The initial step is to identify the contract with a customer created with the sales invoice or a repair ticket. Secondly, to identify the performance obligations in the contract as we promise to deliver the purchased item or promised repairs in return for payment or future payment as a receivable. The third step is determining the transaction price of the contract obligation as in the full ticket price, negotiated price or a repair price. The next step is to allocate the transaction price to the performance obligations as we designate a separate price for each item. The final step in the guidance is to recognize revenue as each performance obligation is satisfied. The Company has no contract assets, and the only contract liability is customer deposits.

The following table lists the opening and closing balances of our contract assets and liabilities.

	Accounts Receivable	Contract Assets	Contract Liabilities
Consumer
Opening balance - 1/1/2022	510,168	-	595,840
Closing balance - 12/31/2022	839,239	-	196,382

Commercial
Opening balance - 1/1/2022	6,656,365	-	-
Closing balance - 12/31/2022	7,110,535	-	-

	Accounts Receivable	Contract Assets	Contract Liabilities
Consumer
Opening balance - 1/1/2023	839,239	-	196,382
Closing balance - 12/31/2023	3,411,500	-	58,728

Commercial
Opening balance - 1/1/2023	7,110,535	-	-
Closing balance - 12/31/2023	4,399,658	-	-

PART II

Item 8

The following disaggregation of total revenue is listed by sales category and segment for the years ended December 31, 2023 and 2022:

	For the Years Ended
	December 31, 2023			December 31, 2022
	Revenues	Gross Profit	Margin	Revenues	Gross Profit	Margin
Consumer
Resale	$117,918,242	12,691,309	10.8%	$122,468,154	14,240,795	11.6%
Recycled	11,495,427	2,957,249	25.7%	8,639,279	1,993,644	23.1%

Subtotal	129,413,669	15,648,558	12.1%	131,107,433	16,234,439	12.4%

Commercial
Resale	31,615,587	20,068,156	63.5%	39,747,631	22,119,853	55.7%
Recycled	10,644,832	5,939,816	55.8%	11,830,790	6,472,794	54.7%

Subtotal	42,260,419	26,007,972	61.5%	51,578,421	28,592,647	55.4%

	$171,674,088	$41,656,530	24.3%	$182,685,854	$44,827,086	24.5%

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

The Company offers the option of third-party financing for customers wishing to borrow money for the purchase. The customer applies on-line with the third party and upon going through the credit check will be approved or denied. If accepted, the customer is allowed to purchase according to the limits set by the finance company. Revenue is recognized from the sale upon the promise of the financing company to pay and delivery or shipment of the product.

PART II

Item 8

The consumer segment’s return policy covers retail transactions. In some cases, customers may return a product purchased within 30 days of the receipt of the items for a full refund. Also, in some cases customers may cancel the sale within 30 days of making a commitment to purchase the items. Additionally, a customer may return an item for full refund if they can demonstrate that the item is not authentic, or there was an error in the description of the piece. Returns are accounted for as a reversal of the original transaction, with the effect of reducing revenues, and cost of sales, and returning the merchandise to inventory. The consumer segment has established an allowance for estimated returns related to sales, which is based on our review of historical returns experience and reduces our reported revenues and cost of sales accordingly. As of December 31, 2023 and 2022, our allowance for returns remained the same at approximately $28,000 for both years.

A significant amount of revenue (16.5%) stems from sales to one precious metals partner, which relationship constitutes Envela’s single largest source of revenues for Fiscal 2023. However, the Company believes that the products it sells is marketable to numerous sources at competitive prices.

The commercial segment has several revenue streams and recognize revenue according to ASC 606 at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to the customer. The revenue streams are as follows:

Outright sales are recorded when product is shipped and title is transferred. Once the price is established and the terms are agreed to and the product is shipped and the title is transferred, the revenue is recognized. The commercial segment has fulfilled its performance obligation with an agreed upon transaction price, payment terms and shipping the product.

The commercial segment recognizes refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring the control of the promised goods that are identified in the customer contract. The initial invoice is recognized in full when our performance obligation is satisfied, as stated in the first sentence. Under the guidance of ASC 606, an estimate of the variable consideration that are expected to be entitled is included in the transaction price stated at the current precious metal spot price and weight of the precious metal. An adjustment to revenue is made in the period once the underlying weight and any precious metal spot price movement is resolved, which is usually around six (6) weeks. Any adjustment from the resolution of the underlying uncertainty is netted with the settlement due from the original contract. Historically, these amounts have been insignificant.

The commercial segment also provides recycling services according to a Scope of Work (“SOW”). Services are recognized based on the number of units processed by a preset price per unit. Activity reports are produced weekly with the counts and revenue is recognized based on the billing from the weekly reports. Recycling services can be conducted at the ECHG facility, or the recycling services can be performed at the client’s facility. The SOW will determine the charges and whether the service will be completed at the commercial segment’s facility or at the client’s facility. Payment terms are also dictated in the SOW.

Shipping and Handling Costs

Shipping and handling costs amounted to $2,109,574 and $3,193,742, for 2023 and 2022, respectively. Management has determined that shipping and handling costs should be included in the cost of goods sold since inventory is what is shipped to and from store locations or to and from vendors.

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

PART II

Item 8

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of the employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows.  Stock-based compensation expense for Fiscal 2023 and Fiscal 2022 amounted to $0 for both years. There were 15,000 stock options that remained unexercised as of December 31, 2023 and 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of and/or potential impairment of goodwill and intangible assets for the reporting units; useful lives of our tangible and intangible assets; allowances for credit losses valuation allowance; the market value of, and demand for, our inventory and the potential outcome of uncertain tax positions that have been recognized on our consolidated financial statements or tax returns. Actual results and outcomes may differ from management’s estimates and assumptions.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU significantly changes how we will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The most significant change in this standard is the shift from the incurred credit losses to expected credit losses which will be based on an estimate of current expected credit losses. We are required to use a forward-looking expected credit loss methodology for accounts receivable, loans and other financial instruments requiring immediate recognition of management’s estimates of current expected credit losses. The Company completed its review of its methodology based on expected losses and determined that there was no impact on our consolidated financial statements, results of operations or liquidity. The standard was adopted beginning January 1, 2023 by using a modified retrospective transition approach to align the Company’s credit loss methodology with the new standard.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. Topic 280 will be effective for fiscal years beginning January 1, 2024, Form 10-K, and interim periods within fiscal years beginning on January 1, 2025. The standard will be adopted beginning January 1, 2024, for the fiscal year and adopted for the interim periods beginning January 1, 2025, by using a modified retrospective transition approach.

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

A significant amount of revenue stems from sales to one precious metals partner, which relationship constitutes Envela’s single largest source of revenues of 16.5% and 17.9% during Fiscal years 2023 and 2022, respectively. However, the Company believes that the products we sell are marketable to numerous sources at competitive prices.

PART II

Item 8

NOTE 3 — INVENTORIES

Inventories consist of the following:

	December 31,
	2023	2022
Consumer
Resale	$21,746,041	$16,462,749
Recycle	159,014	46,697

Subtotal	21,905,055	16,509,446

Commercial
Resale	918,979	1,858,519
Recycle	322,143	387,820

Subtotal	1,241,122	2,246,339

	$23,146,177	$18,755,785

PART II

Item 8

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	December 31,
	2023	2022
Consumer
Land	$1,824,892	$1,640,219
Buildings and improvements	4,126,507	2,798,975
Leasehold improvements	1,450,695	1,450,695
Machinery and equipment	1,224,783	1,078,595
Furniture and fixtures	802,058	603,944
Vehicles	22,859	22,859
	9,451,794	7,595,287
Less: accumulated depreciation	(2,946,727)	(2,651,832)

Sub-Total	6,505,067	4,943,455

Commercial
Leasehold improvements	151,647	151,647
Machinery and equipment	1,142,731	1,082,026
Vehicles	222,232	98,610
Furniture and fixtures	145,950	145,950
	1,662,560	1,478,233
Less: accumulated depreciation	(819,389)	(515,673)

Sub-Total	843,171	962,560

Corporate
Land	1,106,664	1,106,664
Buildings and improvements	2,505,716	2,502,216
Machinery and equipment	28,627	28,627
Software development	191,075	-
	3,832,082	3,637,507
Less: accumulated depreciation	(225,021)	(149,720)

Sub-Total	3,607,061	3,487,787

	$10,955,299	$9,393,802

Depreciation expense was $676,614 and $685,134 for Fiscal 2023 and Fiscal 2022, respectively.

NOTE 5 — ACQUISITIONS

On September 12, 2023, the consumer segment purchased all of the issued and outstanding stock of Steven Kretchmer, Inc., an Arizona corporation for $300,000 (the “Kretchmer Transaction”). Based on the terms of the purchase, the Company has concluded the Kretchmer Transaction represents a business combination pursuant to FASB ASC Topic 805, Business Combinations. The Kretchmer Transaction was incorporated into the consumer segment. The full purchase price of the Kretchmer Transaction, $300,000, was allocated to goodwill and the assessment of identified assets and liabilities has not been finalized as of December 31, 2023.

PART II

Item 8

NOTE 6 — GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022, are as follows:

	Year Ended December 31,
	2023	2022

Opening balance	$3,621,453	$6,140,465
Additions (reductions) (1)	300,000	(2,519,012)

	$3,921,453	$3,621,453

(1)

The reduction in goodwill of $2,519,012 for Fiscal 2022, is a combination of an additional cash payment made on May 31, 2022 of $216,988, which increased goodwill for the Avail Transaction, offset by the reduction of goodwill related to the Avail Transaction by management identifying $2,736,000 of intangible assets that were not initially included in the fair value of Avail’s net assets, reducing goodwill and increasing intangible assets. The increase in goodwill of $300,000 for Fiscal 2023 is the purchase price of the Kretchmer Transaction.

The Company’s goodwill is related to both the consumer and commercial segments. Goodwill is evaluated for impairment annually in the fourth quarter, or when there is reason to believe that the value has been diminished or impaired.  Based on the Company’s evaluations, no impairment was required as of December 31, 2023 and 2022.

There have been no other adjustments or impairment charges to goodwill. As of December 31, 2023, and December 31, 2022, goodwill as reported in the consolidated balance sheets was $3,921,453 and $3,621,453, respectively.

PART II

Item 8

NOTE 7 — INTANGIBLE ASSETS

Intangible assets consist of:

	December 31,	December 31,
	2023	2022
Consumer
Domain names	$41,352	$41,352
Point of sale system	330,000	330,000
	371,352	371,352
Less: accumulated amortization	(365,852)	(335,502)

Subtotal	5,500	35,850

Commercial
Trademarks (1)	1,483,000	1,483,000
Customer Contracts (1)	1,873,000	1,873,000
Trademarks/Tradenames (2)	114,000	114,000
Customer Relationships (2)	345,000	345,000
Trademarks/Tradenames (3)	1,272,000	1,272,000
Customer Relationships (3)	1,464,000	1,464,000

	6,551,000	6,551,000
Less: accumulated amortization	(2,248,405)	(1,593,305)

Subtotal	4,302,595	4,957,695

Total	$4,308,095	$4,993,545

(1)	Intangibles relate to the asset purchase agreement of the Echo Legacy Entities on May 20, 2019.
(2)	Intangibles relate to the purchase of the assets of CExchange, LLC a Texas limited liability company, on June 9, 2021 (the “CExchange Transaction”).
(3)	Intangibles relate to the Avail Transaction on October 29, 2021.

Amortization expense was $685,450 and $766,700 for Fiscal years 2023 and 2022, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years follows:

	Consumer	Commercial	Total

2024	5,500	655,100	660,600
2025	-	655,100	655,100
2026	-	655,100	655,100
2027	-	655,100	655,100
2028	-	655,100	655,100
Thereafter	-	1,027,095	1,027,095

	$5,500	$4,302,595	$4,308,095

PART II

Item 8

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31	December 31
	2023	2022
DGSE
Accrued Interest	$11,904	$11,624
Payroll	226,435	146,817
Property tax	8,613	115,222
Sales tax	116,517	153,039
Other administrative expenses	-	424

Subtotal	363,469	427,126

ECHG
Accrued Interest	7,903	8,228
Payroll	375,663	336,226
Other accrued expenses	39,831	7,392
Unvouchered payables - inventory	1,041,188	803,649
Material & shipping costs (COGS)	56,591	229,159

Subtotal	1,521,176	1,384,654

Envela
Accrued Interest	7,227	7,543
Payroll	24,543	25,179
Professional fees	165,651	199,508
Property tax	85,208	87,275
Federal income tax	172,391	-
State income tax	146,758	155,309

Subtotal	601,778	474,814

	$2,486,423	$2,286,594

PART II

Item 8

NOTE 9 — LONG-TERM DEBT

Long-term debt consists of the following:

	Outstanding Balance
	December 31,	December 31,	Current
	2023	2022	Interest Rate	Maturity
DGSE
Note payable, FSB (1)	$2,563,108	$2,668,527	3.10%	November 15, 2026
Note payable, Trust Bank (2)	838,430	874,418	3.65%	July 9, 2030
Note payable, Texas Bank & Trust (3)	437,686	456,187	3.75%	September 14, 2025
Note payable, Texas Bank & Trust (4)	1,627,242	1,691,020	3.75%	July 30, 2031
Kretchmer Transaction note payable (5)	200,000	-	0.00%	October 1, 2025

DGSE Sub-Total	5,666,466	5,690,152

ECHG
Note payable, FSB (1)	5,815,381	6,054,565	3.10%	November 15, 2026
Line of Credit (6)	-	-	3.10%	November 15, 2024
Avail Transaction note payable (7)	833,333	1,500,000	0.00%	April 1, 2025

ECHG Sub-Total	6,648,714	7,554,565

Envela
Note payable, Texas Bank & Trust (8)	2,618,311	2,732,688	3.25%	November 4, 2025

Sub-Total	14,933,491	15,977,405

Current portion	1,361,443	1,250,702

	$13,572,048	$14,726,703

(1)

On November 23, 2021, FSB refinanced prior related party notes held by both Company segments. The commercial segment note was refinanced with a remaining and outstanding balance of $6,309,962, is a five-year promissory note amortized over 20 years at 3.1% annual interest rate. The note has monthly principal and interest payments of $35,292. The consumer segment note was refinanced with a remaining and outstanding balance of $2,781,087, is a five-year promissory note at 3.1% annual interest rate. The note has monthly principal and interest payments of $15,555.

(2)

On July 9, 2020, the consumer segment closed the purchase of a retail building located at 610 E. Round Grove Road in Lewisville, Texas for $1.195 million. The purchase was partly financed through a $956,000, ten-year loan, bearing an annual interest rate of 3.65%, payable to Truist Bank (f/k/a BB&T Bank). The note has monthly interest and principal payments of $5,645.

(3)

On September 14, 2020, the consumer segment closed on the purchase of a retail building located at 1106 W. Northwest Highway in Grapevine, Texas for $620,000. The purchase was partly financed through a $496,000, five-year loan, bearing an annual interest rate of 3.75%, payable to Texas Bank & Trust. The note has monthly interest and principal payments of $2,941.

(4)

On July 30, 2021, the consumer segment closed the purchase of a new retail building located at 9166 Gaylord Parkway in Frisco, Texas for $2,215,500. The purchase was partly financed through a $1,772,000, ten-year loan (the “TB&T Frisco Loan”), bearing an annual interest rate of 3.75%, payable to Texas Bank and Trust. The note has monthly interest and principal payments of $10,509.

(5)

On September 12, 2023, the consumer segment entered into the Kretchmer Transaction to purchase all of the issued and outstanding common stock for $300,000. The purchase was facilitated by an initial payment of $100,000 at closing, and the remaining $200,000 to be paid out by eight quarterly payments starting January 1, 2024, of $25,000 each. The installment note payable for the Kretchmer Transaction is imputed at 3.1%.

(6)	On November 23, 2021, the Company secured a 36-month line of credit from FSB for $3,500,000 at 3.1% annual interest rate.

PART II

Item 8

(7)

On October 29, 2021, the commercial segment entered into the Avail Transaction to purchase all of the assets, liabilities and rights and interests of Avail AZ, for $4,500,000. The purchase was facilitated by an initial payment of $2,500,000 at closing, and the remaining $2,000,000 to be paid out by 12 quarterly payments starting April 1, 2022, of $166,667 each. The installment note payable for the Avail Transaction is imputed at 3.1%

(8)

 On November 4, 2020, 1901 Gateway Holdings, LLC, a wholly owned subsidiary of Envela Corporation, closed on the purchase of its corporate office building located at 1901 Gateway Drive, Irving, Texas for approximately $3,521,000 million. The building was partially financed through a $2,960,000, five-year loan, bearing an interest rate of 3.25%, payable to Texas Bank & Trust. The note has monthly interest and principal payments of $16,792.

Future scheduled principal payments of our note payables as of December 31, 2023 are as follows:

Note payable, Farmers State Bank  -  DGSE

Year Ending December 31,	Amount

2024	108,743
2025	112,162
2026	2,342,203

Subtotal	$2,563,108

Note payable, Truist Bank - DGSE

Year Ending December 31,	Amount

2024	37,342
2025	38,748
2026	40,206
2027	42,081
2028	43,643
Thereafter	636,410

Subtotal	$838,430

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2024	19,209
2025	418,477

Subtotal	$437,686

PART II

Item 8

Note payable, Texas Bank & Trust - DGSE

Year Ending December 31,	Amount

2024	66,225
2025	75,218
2026	78,740
2027	80,717
2028	83,432
Thereafter	1,242,910

Subtotal	$1,627,242

Note payable, Farmers Bank  -  ECHG

Year Ending December 31,	Amount

2024	246,724
2025	254,483
2026	5,314,174

Subtotal	$5,815,381

Note payable - Justin and Tami Tinkle

Year Ending December 31,	Amount

2024	666,667
2025	166,666

Subtotal	$833,333

Note payable - Kretchmer

Year Ending December 31,	Amount

2024	100,000
2025	100,000

Subtotal	$200,000

PART II

Item 8

Note payable, Texas Bank & Trust - Envela

Year Ending December 31,	Amount

2024	116,533
2025	2,501,778

Subtotal	$2,618,311

$14,933,491

Future scheduled aggregate amount of principal payments and maturities of our notes payable as of December 31, 2023 are as follows:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year:	Payments	Maturities	Total
2024	1,361,443	-	1,361,443
2025	872,415	2,795,117	3,667,532
2026	464,898	7,310,425	7,775,323
2027	122,798	-	122,798
2028	127,075	-	127,075
2029 and thereafter	301,189	1,578,131	1,879,320

Total	$3,249,818	$11,683,673	$14,933,491

NOTE 10 — SEGMENT INFORMATION

We determine our business segments based upon an internal reporting structure. The financial results are based on the following segments: consumer and commercial. The consumer segment operates Dallas Gold & Silver Exchange, which has six retail stores in DFW, Steven Kretchmer, Inc. has one retail location in Scottsdale, Arizona and Charleston Gold & Diamond Exchange, has one retail store in Mt. Pleasant, South Carolina. The consumer segment has total assets of $ 38,897,373 as of December 31, 2023, and $ 36,966,711 as of December 31,2022.

During Fiscal 2023, the consumer segment had $1,856,507 of capital expenditures, of which $1,327,532 was for building and building improvements, $184,673 was for land, $146,188 was to purchase machinery and equipment and $198,114 was to purchase furniture and fixtures. During Fiscal 2022, the consumer segment had $134,419 of capital expenditures, of which $34,446 was for building improvements, $22,280 purchased machinery and equipment and $77,693 purchased furniture and fixtures.

The commercial segment includes Echo, ITAD USA, CEX, Teladvance and Avail. These five companies are involved in recycling and the reuse of electronic waste. The commercial segment has total assets of $34,576,856 as of December 31, 2023, and $34,310,498 as of December 31, 2022.

During Fiscal 2023, the commercial segment had $184,327 of capital expenditures, of which $60,705 purchased machinery and equipment and $123,622 was to purchase vehicles. During Fiscal 2022, the commercial segment had capital expenditures of $87,486, of which $16,156 was for leasehold improvements and $71,330 was to purchase machinery and equipment.

The Company’s corporate costs and expenses are allocated to the business segments. The corporate building’s expenses are included in selling, general and administrative expenses since the building is part of the Company’s operations. Depreciation and amortization, other income from rental income, interest expense and income tax expense are also allocated to the Company’s business segments. Although the company’s depreciation expense is allocated to the segments, the capital expenditures are not. The corporate capital expenditures, for Fiscal 2023 was $197,277, of which $3,500 was for building improvements and $193,777 was software development. The capital expenditures for Fiscal 2022, totaled $50,843, all of which was to purchase equipment. Management evaluates the operating performance of each segment and makes decisions about the allocation of resources to each segment. The allocations are generally amounts agreed upon by management, which may differ from an arms-length transaction.

PART II

Item 8

The following table segments the financial results of the consumer and commercial groups for the years ended December 31, 2023 and 2022:

	For the Years Ended
	December 31, 2023			December 31, 2022
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Revenue:
Sales	$129,413,669	$42,260,419	$171,674,088	$131,107,433	$51,578,421	$182,685,854
Cost of goods sold	113,765,111	16,252,447	130,017,558	114,872,994	22,985,774	137,858,768

Gross profit	15,648,558	26,007,972	41,656,530	16,234,439	28,592,647	44,827,086

Expenses:
Selling, general and administrative expenses	10,640,840	20,896,837	31,537,677	8,762,432	20,668,291	29,430,723
Depreciation and amortization	325,227	1,036,837	1,362,064	410,759	1,041,075	1,451,834

	10,966,067	21,933,674	32,899,741	9,173,191	21,709,366	30,882,557

Operating income	4,682,491	4,074,298	8,756,789	7,061,248	6,883,281	13,944,529

Other income/expense :
Other income	83,806	643,976	727,782	61,686	857,005	918,691
Interest expense	192,393	270,808	463,201	244,202	239,491	483,693

	(108,587)	373,168	264,581	(182,516)	617,514	434,998

Income before income taxes	4,573,904	4,447,466	9,021,370	6,878,732	7,500,795	14,379,527

Income tax expense (benefit)	927,157	946,761	1,873,918	(1,426,697)	117,091	(1,309,606)

Income from continuing operations	$3,646,747	$3,500,705	$7,147,452	$8,305,429	$7,383,704	$15,689,133

NOTE 11 — BASIC AND DILUTED AVERAGE SHARES

A reconciliation of basic and diluted average common shares is as follows:

	Year Ended December 31,
	2023	2022

Basic weighted average shares	26,822,725	26,924,631
Effect of potential dilutive securities	15,000	15,000
Diluted weighted average shares	26,837,725	26,939,631

For the years ended December 31, 2023 and 2022, there were 15,000 Common Stock options, warrants, and Restricted Stock Units (RSUs) unexercised. For the years ended December 31, 2023 and 2022, there were no anti-dilutive shares.

NOTE 12 — COMMON STOCK

In January 2014, the Company’s Board granted 112,000 RSUs to its officers and certain key employees. As of December 31, 2023, no RSUs remain unexercised.

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

On December 7, 2016, stockholders of the Company approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares for issuance pursuant to awards issued thereunder. As of December 31, 2023, no awards had been made under the 2016 Plan.

The following table summarizes the activity in common shares subject to options and warrants:

	Years Ended December 31,
	2023		2022
		Weighted		Weighted
		average exercise		average exercise
	Shares	price	Shares	price

Outstanding at beginning or year	15,000	$2.17	15,000	$2.17
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of year	15,000	$2.17	15,000	$2.17

Options exercisable at end of year	15,000	$2.17	15,000	$2.17

The 15,000 options exercisable at the end of the year are potential dilutive shares.

Information about stock options outstanding at December 31, 2023 is summarized as follows:

	Options Outstanding and Exercisable
		Weighted average
		remaining		Weighted	Aggregate
		contractual life		average	intrinsic
Exercise price	Number outstanding	(Years)		exercise price	value
$2.13	10,000	NA	(1)	$2.13	$27,300
$2.25	5,000	NA	(1)	$2.25	$13,050

	15,000				$40,350

Options currently issued pursuant to the Company’s 2004 Employee Stock Option Plans have no expiration date. The aggregate intrinsic values in the above table were based on the closing price of our Common Stock of $4.86 as of December 31, 2023. During Fiscal years 2023 and 2022, there was $0 recognized in stock-based compensation expense.

PART II

Item 8

NOTE 14 — INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory from continuing operations Federal Statutory rate follows:

	2023	2022

Tax Expense at Statutory Rate	$1,894,488	$3,019,701
Valuation Allowance	-	(4,513,493)
Correction to Deferreds	(167,663)	-
Non-Deductible Expenses and Other	9,178	5,534
State Taxes, Net of Federal Benefit	137,915	178,652
Income tax expense (benefit)	$1,873,918	$(1,309,606)

Current	$339,694	$178,652
Deferred	1,534,224	(1,488,258)
Total	$1,873,918	$(1,309,606)

Deferred income taxes are comprised of the following at December 31, 2023 and 2022:

	2023	2022
Deferred tax assets (liabilities):
Inventories	$83,963	$46,557
Stock options and other	6,836	6,836
Contingencies and accruals	100,910	57,822
Property and equipment	(226,446)	(442,012)
Net operating loss carryforward	-	1,727,126
Goodwill and intangibles	(3,931)	91,929
Total deferred tax assets (liabilities), net	(38,668)	1,488,258

Valuation allowance	-	-
Net Deferred tax asset (liability)	$(38,668)	$1,488,258

No valuation allowance was recorded against the net deferred tax asset (liability) balance as of December 31, 2023 and December 31, 2022.

PART II

Item 8

NOTE 15 — LEASES

The Company has ten operating leases, five in DFW, two in Mt. Pleasant, South Carolina, two in Chandler, Arizona and one in Scottsdale, Arizona. The commercial segment has two leases in Chandler, Arizona and two leases in DFW, with a total of approximately 246,000 square feet under lease. The consumer segment has two leases in Mt. Pleasant, South Carolina, three leases in DFW, and one lease in Scottsdale, Arizona, with a total of approximately 28,000 square feet under lease.

All ten leases are triple net leases that pay their proportionate amount of common area maintenance, property taxes and property insurance. Leasing costs for Fiscal 2023 included minimum lease costs of $ 1,911,766 and variable lease costs of $ 834,793, totaling $ 2,751,559. Leasing costs for Fiscal 2022 included minimum lease costs of $ 1,830,175 and variable lease costs of $ 767,353, totaling 2,597,528.

As of December 31, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases was 2.00 years and 4.4%, respectively. The Company’s future operating lease obligations that have not yet commenced are immaterial. The cash paid for operating lease liabilities for Fiscal 2023 and Fiscal 2022 was $2,755,496 and $2,564,815, respectively.

Future annual minimum lease payments as of December 31, 2023:

Operating
Leases
Consumer
2024	552,414
2025	434,274
2026	355,000
2027	50,114
2028 and thereafter	-

Total minimum lease payments	1,391,802
Less imputed interest	(79,287)

Consumer Sub-Total	1,312,515

Commercial
2024	1,396,129
2025	1,321,297
2026	474,326
2027	33,454
2028 and thereafter	-

Total minimum lease payments	3,225,206
Less imputed interest	(169,321)

Commercial Sub-Total	3,055,885

Total	4,368,400

Current portion	1,807,729

$2,560,671

PART II

Item 8

NOTE 16 — RELATED-PARTY TRANSACTIONS

The Company has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons, as that term is defined in the Instructions to Item 404(a) of Regulation S-K, promulgated under the Securities Act (“Related Party”). Under this policy, all Related Party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with the Company’s best interests and the best interests of its shareholders. Among other factors, the Company’s Board considers the size and duration of the transaction, the nature and interest of the of the Related Party in the transaction, whether the transaction may involve a conflict of interest and if the transaction is on terms that are at least as favorable to the Company as would be available in a comparable transaction with an unaffiliated third party. Envela’s Board reviews all Related Party transactions at least annually to determine if it is in the Board’s best interests and the best interests of the Company’s shareholders to continue, modify, or terminate any of the Related Party transactions. Envela’s Related Person Transaction Policy is available for review in its entirety under the “Investors” menu of the Company’s corporate relations website at www.envela.com. There were no related party transactions for Fiscal years 2023 and 2022.

NOTE 17 — DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401(k) plan that is subject to the provisions of the Employee Retirement Income Security Act of 1974. The plan covers substantially all employees who have completed one month of service. Participants can contribute up to 15% of their annual salary subject to Internal Revenue Service limitations. The Company matched 10% of the employee’s contribution up to 6% of the employee’s salary for the Fiscal 2023 and Fiscal 2022 plans.

NOTE 18 — SUBSEQUENT EVENTS

None

PART II

Items 9, 9A, 9B, 9C

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by rule 13a-15(b) and Rule 15d-15(b) under the Exchange Ace, our management, with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, the Company’s principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to be provide the reasonable assurance of the foregoing.

We believe however, that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving their objectives, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on its assessments, management has concluded that, as of December 31, 2023, the internal control over financial reporting is effective.

The Company is not required to provide an attestation report of our registered public accounting firm pursuant to rules promulgated by the SEC.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2023, no changes occurred that the Company’s management believes have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting

ITEM 9B. OTHER INFORMATION

The Company released its earnings with a press release issued March 20, 2024, a copy of which is attached hereto as exhibit 99.1.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Envela Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envela Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2012.

Dallas, Texas

March 21, 2024

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

Items 15, 16

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

Index to Exhibits

PART IV

Items 15, 16

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Amended and Restated By-laws, dated March 23, 2021		X	10-Q	May 5, 2021	3.1
3.2	Certificate of Amendment to Articles of Incorporation, Dated December 12, 2019		X	8-K	December 16, 2019	3.1
4.1	Specimen Common Stock Certificate		X	S-4	February 26, 2007	4.1
4.2	Description of Capital Stock		X	10-K	March 16, 2022	4.2
10.1	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and certain shareholders		X	8-K	September 16, 2011	10.5
10.2	Registration Rights Agreement, dated September 12, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	September 16, 2011	10.7
10.3	Option Grant Agreement, dated October 25, 2011, by and between DGSE Companies, Inc. and NTR Metals, LLC		X	8-K	October 28, 2011	10.2
10.4	Form of Indemnification Agreement between DGSE Companies, Inc. and each Officer and director of DGSE		X	8-K	February 12, 2016	10.1
10.5	Registration Rights Agreement by and among DGSE Companies, Inc., Elemetal, LLC, and NTR Metals, LLC dated as of December 9, 2016		X	8-K	December 9, 2016	10.1
10.6	Purchase agreement, dated September 14, 2020, for the Irving, Texas office building purchased by Envela Corporation		X	10-Q	October 5, 2020	10.3
10.7	Revised note payable, related party, dated January 1, 2020, between DGSE, LLC and John R. Loftus		X	10-Q	October 5, 2020	10.4
10.8	Revised note payable, related party, dated January 1, 2020, between ECHG, LLC and John R. Loftus		X	10-Q	October 5, 2020	10.5
10.9	Purchase Agreement Dated May 6, 2021, for The Frisco, Texas location, by and between DGSE, LLC and KMTHT Holding, LLC		X	10-Q	August 4, 2021	10.1
14.1	Business Conduct & Ethics Policy		X	10-K/A	2012	14.1
21.1	Subsidiaries of the Registrant		X	10-K	March 16, 2023	21.1
23.1	Consent of Whitley Penn LLP	X
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bret A. Pedersen	X
97.1	Clawback Policy	X
99.1	2023 Earnings Press Release	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVELA CORPORATION

By:	/s/ JOHN R. LOFTUS	Dated: March 21, 2024
John R. Loftus
Chairman of the Board,
Chief Executive Officer, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN R. LOFTUS	Dated: March 21, 2024
John R. Loftus
Chairman of the Board,
Chief Executive Officer, President
(Principal Executive Officer)

By:	/s/ BRET A. PEDERSEN	Dated: March 21, 2024
Bret A. Pedersen
Chief Financial Officer
(Principal Accounting Officer)

By:	/s/ RICHARD D. SCHEPP	Dated: March 21, 2024
Richard D. Schepp Director

By:	/s/ ALEXANDRA C. GRIFFIN	Dated: March 21, 2024
Alexandra C. Griffin
Director

By:	/s/ JIM R. RUTH	Dated: March 21, 2024
Jim R. Ruth
Director

By:	/s/ ALLISON M. DeSTEFANO	Dated: March 21, 2024
Allison M. DeStefano
Director

