Form 10-Q
period 2024-03-31
Envela Corp
filed 2024-05-08
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024 the registrant had 26,276,427 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Unaudited)	2024	2023

Sales	$39,857,780	$49,809,532
Cost of goods sold	29,537,096	38,399,630

Gross margin	10,320,684	11,409,902

Expenses:
Selling, general and administrative	7,636,976	7,905,303
Depreciation and amortization	343,565	354,351

Total operating expenses	7,980,541	8,259,654

Operating income	2,340,143	3,150,248

Other income/(expense):
Other income	238,528	210,779
Interest expense	(120,854)	(117,064)

Income before income taxes	2,457,817	3,243,963
Income tax expense	(550,278)	(717,646)

Net income	$1,907,539	$2,526,317

Basic earnings per share:
Net income	$0.07	$0.09

Diluted earnings per share:
Net income	$0.07	$0.09

Weighted average shares outstanding:
Basic	26,419,039	26,924,631
Diluted	26,434,039	26,939,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$19,783,867	$17,853,853
Accounts receivable, net of allowances	4,597,054	7,811,159
Notes receivable	3,383	4,700
Inventories	25,622,436	23,146,177
Prepaid expenses	1,296,667	1,082,425

Total current assets	51,303,407	49,898,314
Property and equipment, net	11,048,221	10,764,224
Right-of-use assets from operating leases	3,757,873	4,189,621
Goodwill	3,921,453	3,921,453
Intangible assets, net	4,513,017	4,499,170
Other assets	201,447	201,447

Total assets	$74,745,418	$73,474,229

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,747,804	$3,126,743
Notes payable	1,475,625	1,361,443
Operating lease liabilities	1,840,082	1,807,729
Accrued expenses	2,375,661	2,486,423
Other liabilities	741,808	211,651

Total current liabilities	10,180,980	8,993,989
Deferred tax liability	21,177	38,668
Notes payable, less current portion	13,146,097	13,572,048
Operating lease liabilities, less current portion	2,085,918	2,560,671

Total liabilities	$25,434,172	$25,165,376

Contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and 26,307,318 shares outstanding as of March 31, 2024; 26,924,631 shares issued and 26,508,658 shares outstanding as of December 31, 2023	269,246	269,246
Treasury stock at cost, 617,313 and 415,973 shares, as of March 31, 2024 and December 31, 2023, respectively	(3,060,195)	(2,155,049)
Additional paid-in capital	40,173,000	40,173,000
Retained earnings	11,929,195	10,021,656

Total stockholders’ equity	49,311,246	48,308,853

Total liabilities and stockholders’ equity	$74,745,418	$73,474,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Unaudited)	2024	2023
Operations
Net income	$1,907,539	$2,526,317
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	343,565	354,351
Provision for credit losses	45,869	(13,091)
Deferred taxes	(17,491)	348,256
Non-cash lease expense	462,882	473,881
Changes in operating assets and liabilities:
Accounts receivable	3,168,236	(328,487)
Inventories	(2,476,259)	(350,053)
Prepaid expenses	(214,242)	(47,847)
Other assets	4,700	(228,959)
Accounts payable	621,060	(612,651)
Accrued expenses	(110,762)	(208,762)
Operating leases	(473,535)	(473,535)
Other liabilities	530,159	1,484,605

Net cash provided by operations	3,791,721	2,924,025

Investing
Purchase of property and equipment	(448,242)	(8,728)
Purchase of intangible assets	(193,167)	-
Investment in notes receivable	(3,383)	578,250

Net cash (used in) provided by investing	(644,792)	569,522

Financing
Payments on notes payable	(311,769)	(310,807)
Purchase of treasury stock	(905,146)	-

Net cash (used in) financing	(1,216,915)	(310,807)

Net change in cash and cash equivalents	1,930,014	3,182,740
Cash and cash equivalents, beginning of period	17,853,853	17,169,969

Cash and cash equivalents, end of period	$19,783,867	$20,352,709

Supplemental disclosures
Cash paid during the period for:
Interest	$178,674	$116,061
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-in	Retained	Total Stockholders'
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of January 1, 2023	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$2,874,204	$43,316,450

Net Income								2,526,317	2,526,317

Balance as of March 31, 2023	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$5,400,521	$45,842,767

For the Three Months Ended March 31, 2024	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-in	Retained	Total Stockholders'
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of January 1, 2024	26,924,631	$269,246	(415,973)	$(2,155,049)	-	$-	$40,173,000	$10,021,656	$48,308,853

Net Income								1,907,539	1,907,539

Shares repurchased	-	-	(201,340)	(905,146)	-	-			(905,146)

Balance as of March 31, 2024	26,924,631	$269,246	(617,313)	$(3,060,195)	-	$-	$40,173,000	$11,929,195	$49,311,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

These unaudited interim condensed consolidated financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X prescribed by the Securities and Exchange Commission (the “SEC”). Pursuant to the SEC’s rules and regulations, they do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. Operating results presented for these interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 (“Fiscal 2024”). Management suggests these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Fiscal 2023”) filed with the SEC on March 21, 2024 (“2023 Annual Report”).

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 — PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

Throughout this document, Envela Corporation is referred to as “we,” “us,” “our,” “Envela,” or the “Company.”

Envela serves as a holding company, conducting its operations via subsidiaries engaged in various businesses and activities within the re-commerce and recycling sectors. The products and services we offer are delivered by these subsidiaries  under their distinct brands, rather than directly by Envela Corporation itself. Our operations are organized into two operating and reportable segments: commercial and consumer, which additionally are the Company’s reporting units.

Consumer Segment

Our consumer segment operates in the jewelry industry, specializing in the online and brick-and-mortar sale of authenticated high-end luxury goods, fine jewelry, watches, and bullion. Our diamonds and gemstones are recycled, meaning they were previously set and then unset to become a new design – allowing for a truly low-carbon, ethical origin. The company focuses on buying and selling pre-owned luxury items, ethically sourced diamonds, gemstones, and precious metals, catering to consumers seeking environmentally responsible options for engagement rings, wedding bands, and other fine jewelry. Our profound commitment to extending the lifespan of luxury goods stems from our understanding that well-crafted items have an enduring quality, enabling them to maintain their beauty and value as they are passed from one owner to another.

Commercial Segment

Our commercial segment specializes in the de-manufacturing of end-of-life electronic assets to reclaim commodities and other materials, while also engaging in the IT asset disposition (ITAD) industry. The separated commodities, including metals, plastics, and glass, are sold to downstream processors where they are further processed and reintroduced into new products. ITAD services maximize the residual value of retired IT assets by adhering to a reuse-first philosophy and ensuring equipment is refurbished and re-marketed after data sanitization. The company focuses on offering services that manage the entire lifecycle of technology products to ensure data security, regulatory compliance, and environmental sustainability. We are proud of our role to support a circular economy through responsible reuse and recycling of electronic devices.

For additional information on the consumer and commercial segments, see “Item 1. Business – How We Organize Our Business” in the Company’s 2023 Annual Report.

The interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

NOTE 3 — ACCOUNTING POLICIES AND ESTIMATES

Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivables, prepaid expenses, other current assets, accounts payable, accrued expenses, and other liabilities approximate fair value because of the immediate or short-term nature of these financial instruments. Notes payable approximate fair value due to the market interest rate charged.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples of estimates and assumptions include: revenue recognition, determining the nature and timing of satisfaction of the performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of and/or potential impairment of goodwill and intangible assets for the reporting units; useful lives of our tangible and intangible assets; allowances for credit losses; the market value of, and demand for, our inventory and the potential outcome of uncertain tax positions that have been recognized on our consolidated financial statements or tax returns. Actual results and outcomes may differ from management’s estimates and assumptions.

Revenue Recognition

Accounting Standards Codification (“ASC”) ASC 606, Revenue Recognition provides guidance to identify performance obligations for revenue-generating transactions. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

Consumer Segment

For the consumer segment, revenue for monetary transactions (i.e., cash and receivables) with wholesale customers are recognized when the merchandise is delivered or at point of sale for retail customers, and payment has been made either by immediate payment or through a receivable obligation. For e-commerce, revenue is recognized upon when the customer has fulfilled their obligation to pay, or promise to pay and goods have been shipped.

Revenue on precious metals requiring an assay are recognized upon transfer of title, based on the determination of the underlying weight and price of the associated metals.

The Company offers the option of third-party financing for customers wishing to borrow money for the purchase. Revenue is recognized from the sale upon transfer of title, with the promise of the third-party financing company to pay.

Commercial Segment

The commercial segment recognizes revenue at an amount that reflects the consideration to which the entities expect to be entitled in exchange for transferring goods or services to the customer.

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

The commercial segment also provides recycling services according to a Scope of Work (“SOW”). Recycling services are primarily recognized based on the number of units processed by a preset price per unit or weight measurements, and revenue is recognized upon completion of the SOW.

The commercial segment provides freight arrangement services related to inbound asset or material movements to our facilities. Freight arrangement services are recognized at settlement with our inbound customers which occurs when the SOW has been completed. Under the guidance of ASC 606 the Company is deemed to be a principal and as such records freight arrangement services as a component of revenue and the associated expense is recorded as a component of cost of goods sold.

The commercial segment recognizes revenue on outright sales when terms and transaction price are agreed to, product is shipped, and title is transferred.

See Note 10 – Revenue for further detail.

Sales Returns and Allowances

Sales are recorded, net of expected returns. In some cases, the consumer and commercial segment’s customers may return a product purchased within 30 days of receipt. Our allowance for estimated returns is based on our review of historical returns experience and reduces our reported revenues and cost of sales accordingly.

For the three months ended March 31, 2024 and March 31, 2023, the consumer segment’s allowance for returns was $28,402 and $0, respectively. For the three months ended March 31, 2024 and March 31, 2023, the commercial segment’s allowance for returns was $6,578 and $0, respectively.

Concentrations and Credit Risk

The Company is potentially subject to concentrations of credit risk in its accounts receivable. A significant amount of revenue stems from one precious metals partner, which accounted for 6% of our sales for the period ended March 31, 2024, and 6% of our sales for the period ended March 31, 2023. However, the Company believes that the products it sells are marketable to numerous sources at competitive prices.

Shipping and Handling Costs

Within the consumer and commercial segments shipping and handling costs are accounted for as fulfillment costs within costs of goods sold.

For the three months ended March 31, 2024 and March 31, 2023, the consumer segment’s shipping and handling costs were $439 and $0, respectively. For the three months ended March 31, 2024 and March 31, 2023, the commercial segment’s shipping and handling costs were $1,394,077 and $1,689,941, respectively.

Advertising Costs

The consumer and commercial segment’s advertising costs are expensed as incurred.

For the three months ended March 31, 2024 and March 31, 2023, the consumer segment’s advertising costs were $247,903 and $206,075, respectively. For the three months ended March 31, 2024 and March 31, 2023, the commercial segment’s advertising costs were $71,095 and $14,553, respectively.

Leases

We determine if an arrangement is a lease at inception. We do not separate non-lease components from lease components to which they relate and have accounted for the combined lease and non-lease components as a single lease component. Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs.

In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842, Leases requires us to use the interest rate that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. If we cannot readily determine the discount rate implicit in lease agreements, we utilize our incremental borrowing rate. For leases one-year or less the Company has elected not to record lease liabilities and right-of use assets and instead recognize the expense associated with the lease payments using the straight-line basis.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the likelihood that the benefit of the deferred tax assets will be realized and the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the three months ended March 31, 2024.

For the period ended March 31, 2024, the Company had a deferred tax liability of $21,177. For the period ended December 31, 2023, the Company had a deferred tax liability of $38,668. The Company did not have a valuation allowance for the period ended March 31, 2024 and December 31, 2023.

Segment Information

The accounting standards for reporting information about operating segments defines an operating segment as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company’s financial performance is based on the following segments: consumer and commercial.

The Company allocates its corporate expenses including selling, general and administrative expenses, depreciation and amortization, other income, interest expense, and income tax expense.

See Note 2 – Principles of Consolidation and Nature of Operations for further detail.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows.

See Note 14 – Stock-Based Compensation for further detail.

Taxes Collected from Customers

The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenue or expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the consolidated balance sheets approximate fair value.

Accounts Receivable, Net of Allowances

Accounts receivable represent amounts primarily due from customers on product and other sales. Our allowance for credit losses is primarily determined by an analysis of our trade receivables aging, using the expected losses methodology. The allowance for credit losses is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are considered and expected to be uncollectable are included in the allowance for credit losses. Trade receivables are considered delinquent when payment has not been made within contract terms. Trade receivables are charged off when there is certainty as to their being uncollectible.

For the three months ended March 31, 2024 and March 31, 2023, the consumer segment’s allowance for credit losses was $0 and $0, respectively. For the three months ended March 31, 2024 and March 31, 2023, the commercial segment’s allowance for credit losses was $306,727 and $0, respectively.

Inventories

Consumer Segment

The consumer segment values inventory at the lower of cost or net realizable value. We acquire inventory based on our own internal estimate of the fair value of the items at the time of purchase. We consider factors such as the current spot market price of precious metals and current market demand for the items being purchased. Consigned inventory has a net zero balance. The majority of our inventory has some component of its value that is based on the spot market price of precious metals. Because the overall market value for precious metals regularly fluctuates, we monitor these fluctuations for any adverse impact on the carrying value of our inventory.

Commercial Segment

Our inventory primarily includes processed and unprocessed, base metals, electronic scrap materials containing precious metals as well as technology assets being held for resale. The processed and unprocessed base metals and electronic scrap materials are valued utilizing the average cost method. Our technology assets are valued utilizing the retail cost method.

See Note 4 – Inventories for further detail.

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. There were no triggering events identified during the first three months of fiscal 2024 requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented. There have been no other adjustments to goodwill in any of the periods presented.

See Note 5 – Goodwill for further detail.

Property and Equipment, Net

Property and equipment is carried at cost less accumulated depreciation and is depreciated on a straight-line basis over the estimated useful lives of the assets; except for construction in progress which has not yet been placed into service. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Expenditures for maintenance and repairs are charged against income as incurred; betterments that increase the value or materially extend the life of the related assets are capitalized.

See Note 6 – Property and equipment, net for further detail.

Intangible Assets, Net

Finite-lived intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis over the estimated useful lives of the assets; except for assets under development which have not yet been placed into service. Finite-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

See Note 7 – Intangibles, net for further detail.

Correction of Immaterial Error

The Company’s consumer segment previously reported revenue from freight arrangement services as a component of cost of goods sold. The Company has further evaluated the nature and scope of its service offering and has determined that it meets the definition of a principal in accordance with ASC 606 and as such be reported within revenue. As a result of the correction, for the three months ended March 31,2023 revenue and cost of goods sold increased by $1,420,492. The error had no impact on operating income, net income, and net income per share nor any other financial statement amount. Further these errors had no impact on the consolidated balance sheets, statements of stockholders’ equity, and statement of cash flows. These corrections do not affect any of the metrics used to calculate and evaluate management’s compensation and had no impact on bonuses, commissions, stock-based compensation, or any other employee renumeration. Historical amounts have been corrected and are presented on a comparable basis.

See Note 10 – Revenue for further detail.

Changes in Disclosure

The Company has elected to discontinue reporting the disaggregation of inventory and revenue by resale and recycle. The Company’s business operations continue to evolve and includes fee for service revenue that does not always correlate to these categories and underlying inventory positions; further our inventory positions within these disaggregated presentations can vary at any point in time as they are a diverse mix of technology assets, precious and base metals and luxury hard assets. The Company believes that its disclosure of the nature of its operations, the inventory held at each segment and associated risk factors provides a sufficient understanding of its impact on our business.

See Note 4 – Inventories and Note 10 – Revenue, for further detail.

Reclassifications

For the Company’s 2023 Annual Report, the presentation of the operations section within its Consolidated Cash Flow Statements was updated to present "non-cash lease expense" as a separate line item, previously included within "changes in operating assets and liabilities – operating leases.” The Company has elected to reclassify $473,881 from operating leases to non-cash lease expenses in the Consolidated Cash Flow Statement for the period ending March 31, 2023.

See the Condensed Consolidated Statements of Cash Flows for further detail.

For the Company’s 2023 Annual Report, the amount reported for other current assets within the Consolidated Balance Sheets related entirely to notes receivables. The Company has elected to present notes receivable as its own line item and has reclassified the historical presentation of the aforementioned for the period ended December 31, 2023.

See the Condensed Consolidated Balance Sheets for further detail.

The Company previously did not disclose construction in progress and intangible assets under development. The Company has determined that providing this information further enhances the understanding of the nature of our capital expenditures. The Company has elected to reclassify the historical presentation of the aforementioned for the period ended December 31, 2023.

See Note 6 – Property and equipment, net for further detail.

The Company previously reported the development of its enterprise resource planning system within property and equipment, net. The Company has further evaluated the nature of this asset under ASC 350, Intangibles – Goodwill and Other and has determined that it is a nonmonetary asset without physical substance and was acquired separately from hardware and as such be reported within intangibles, net. The Company has elected to reclassify the historical presentation of the aforementioned for the period ended December 31, 2023.

See Note 7 – Intangibles, net for further detail.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07”), which will require the Company to disclose segment expenses that are significant and regularly provided to the CODM. In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. ASU 2023-07 will be effective for fiscal years beginning January 1, 2024, Form 10-K, and interim periods within fiscal years beginning on January 1, 2025. The standard will be adopted beginning January 1, 2024, for the fiscal year and adopted for the interim periods beginning January 1, 2025, by using a modified retrospective transition approach. The Company does not expect adoption to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective beginning in the Company’s fiscal 2025 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. The Company does not expect adoption to have a material impact on its consolidated financial statements.

No other recently issued or effective ASU’s had, or are expected to have, a material impact on the Company’s results of operations, financial condition or liquidity.

NOTE 4 — INVENTORIES

The following table summarizes the details of the Company’s inventories:

	March 31,	December 31,
	2024	2023
Consumer
Trade inventories	$24,128,255	$21,905,055

Sub-total	24,128,255	21,905,055

Commercial
Trade inventories	1,494,181	1,241,122

Sub-total	1,494,181	1,241,122

	$25,622,436	$23,146,177

NOTE 5 — GOODWILL

The following table summarizes the details of the Company’s changes in goodwill:

	March 31,	December 31,
	2024	2023
Consumer
Opening balance	$300,000	$-
Additions/(reductions) (1)	-	300,000

Sub-total	300,000	300,000

Commercial
Opening balance	3,621,453	3,621,453
Additions/(reductions)	-	-

Sub-total	3,621,453	3,621,453

	$3,921,453	$3,921,453

(1) The increase in goodwill of $300 thousand for the year ended December 31, 2023 relates to the Company’s acquisition of Steven Kretchmer, Inc. on September 12, 2023 (“Kretchmer Transaction”). The Kretchmer Transaction remains within the measurement period of ASC 805, Business Combinations. The measurement period is the period after the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

The following table summarizes the details of the Company’s property and equipment, net:

				Adjusted
	March 31,	December 31,		December 31,
	2024	2023	Reclassification	2023
Consumer
Land	$1,824,892	$1,824,892	$-	$1,824,892
Building and improvements	3,039,823	4,126,507	(1,443,207)	2,683,300
Leasehold improvements	1,444,814	1,450,695	-	1,450,695
Furniture and fixtures	793,646	802,058	(101,226)	700,832
Machinery and equipment	1,150,137	1,224,783	(3,215)	1,221,568
Vehicles	22,859	22,859	-	22,859
Construction in progress (1)	1,392,786	-	1,547,648	1,547,648
	9,668,957	9,451,794	-	9,451,794

Less: accumulated depreciation	(3,019,183)	(2,946,727)	-	(2,946,727)

Sub-total	6,649,774	6,505,067	-	6,505,067

Commercial
Leasehold improvements	151,647	151,647	-	151,647
Furniture and fixtures	145,950	145,950	-	145,950
Machinery and equipment	1,095,917	1,142,731	(48,979)	1,093,752
Vehicles	222,232	222,232	-	222,232
Construction in progress (2)	96,257	-	48,979	48,979
	1,712,003	1,662,560	-	1,662,560

Less: accumulated depreciation	(893,459)	(819,389)	-	(819,389)

Sub-total	818,544	843,171	-	843,171

Corporate
Land	1,106,664	1,106,664	-	1,106,664
Building and improvements	2,490,879	2,505,716	(3,500)	2,502,216
Machinery and equipment	45,234	28,627	-	28,627
Enterprise resource planning system (3)	-	191,075	(191,075)	-
Construction in progress (4)	179,849	-	3,500	3,500
	3,822,626	3,832,082	(191,075)	3,641,007

Less: accumulated depreciation	(242,723)	(225,021)	-	(225,021)

Sub-total	3,579,903	3,607,061	(191,075)	3,415,986

	$11,048,221	$10,955,299	$(191,075)	$10,764,224

(1) Construction in progress relates to the build-out of production equipment.

(2) Construction in progress relates to the build-out of our Arizona retail stores.

(3) Reclassified amount to intangibles, net. See Note 7 – Intangible, Net for further details.

(4) Construction in progress pertains to improvements to our corporate headquarters.

NOTE 7 — INTANGIBLES, NET

The following table summarizes the details of the Company’s intangible assets, net:

				Adjusted
	March 31,	December 31,		December 31,
	2024	2023	Reclassification	2023
Consumer
Domain names	$41,352	$41,352	$-	$41,352
Point of sale system	330,000	330,000	-	330,000
	371,352	371,352	-	371,352
Less: accumulated amortization	(368,598)	(365,852)	-	(365,852)

Sub-total	2,754	5,500	-	5,500

Commercial
Trademarks/tradenames	2,869,000	2,869,000	-	2,869,000
Customer contracts	1,873,000	1,873,000	-	1,873,000
Customer relationships	1,809,000	1,809,000	-	1,809,000
	6,551,000	6,551,000	-	6,551,000
Less: accumulated amortization	(2,405,767)	(2,248,405)	-	(2,248,405)

Sub-total	4,145,233	4,302,595	-	4,302,595

Corporate
Enterprise resource planning system	384,242	-		-
Assets under development (1)	-	-	191,075	191,075
	384,242	-	191,075	191,075

Less: accumulated amortization	(19,212)	-	-	-

Sub-total	365,030	-	191,075	191,075

	$4,513,017	$4,308,095	$-	$4,499,170

(1) Assets under development relate to the development of our enterprise resource planning system.

The following table depicts the Company’s estimated future amortization expense related to intangible assets as of March 31, 2024:

	Consumer	Commercial	Corporate	Total

2024	2,754	491,325	57,638	551,717
2025	-	655,100	76,848	731,948
2026	-	655,100	76,848	731,948
2027	-	655,100	76,848	731,948
2028	-	655,100	76,848	731,948
Thereafter	-	1,033,508	-	1,033,508

	$2,754	$4,145,233	$365,030	$4,513,017

NOTE 8 — ACCRUED EXPENSES

The following table summarizes the details of the Company’s accrued expenses:

	March 31,	December 31,
	2024	2023
Consumer
Accrued interest	$14,970	$11,904
Payroll	637	226,435
Taxes	122,186	125,130
Other	2	-

Sub-total	137,795	363,469

Commercial
Accrued interest	8,308	7,903
Payroll	-	375,663
Taxes	8,367	-
Unvouchered inventory payments	1,137,801	1,041,188
Other	45,111	96,422

Sub-total	1,199,587	1,521,176

Corporate
Accrued interest	7,148	7,227
Payroll	-	24,543
Taxes	908,219	404,357
Professional fees	122,821	165,651
Other	91	-

Sub-total	1,038,279	601,778

	$2,375,661	$2,486,423

NOTE 9 — SEGMENT INFORMATION

The following table depicts the Company’s disaggregated statements of income:

	Three Months Ended March 31,
	2024	% of Sales(1)	2023	% of Sales(1)
Consumer	$28,226,017	70.8%	$36,704,397	73.7%
Commercial	11,631,763	29.2%	13,105,135	26.3%

Sales	39,857,780	100.0%	49,809,532	100.0%

Consumer	24,676,828	61.9%	32,719,429	65.7%
Commercial	4,860,268	12.2%	5,680,201	11.4%

Cost of goods sold	29,537,096	74.1%	38,399,630	77.1%

Gross margin	10,320,684	25.9%	11,409,902	22.9%

Consumer	3,251,490	8.2%	2,396,025	4.8%
Commercial	4,385,486	11.0%	5,509,278	11.1%

Selling, general and administrative	7,636,976	19.2%	7,905,303	15.9%

Consumer	93,676	0.2%	98,134	0.2%
Commercial	249,889	0.6%	256,217	0.5%

Depreciation and amortization	343,565	0.8%	354,351	0.7%

Total operating expenses	7,980,541	20.0%	8,259,654	16.6%

Operating income	2,340,143	5.9%	3,150,248	6.3%

Other income/(expense):

Consumer	8,005	0.0%	23,534	0.0%
Commercial	230,523	0.6%	187,245	0.4%

Other income	238,528	0.6%	210,779	0.4%

Consumer	(64,401)	(0.2)%	(59,618)	(0.1)%
Commercial	(56,453)	(0.1)%	(57,446)	(0.1)%

Interest expense	(120,854)	(0.3)%	(117,064)	(0.2)%

Income before income taxes	2,457,817	6.2%	3,243,963	6.5%

Consumer	(59,151)	(0.1)%	(317,841)	(0.6)%
Commercial	(491,127)	(1.3)%	(399,805)	(0.9)%

Income tax expense	(550,278)	(1.4)%	(717,646)	(1.5)%

Net income	$1,907,539	4.8%	$2,526,317	5.1%

(1) The "% of Sales" figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations.

The following chart depicts the Company’s total assets:

	As of
	March 31, 2024	December 31, 2023

Consumer	$34,993,787	$35,839,361
Commercial	35,682,400	33,777,041
Corporate	4,069,231	3,857,827

	$74,745,418	$73,474,229

NOTE 10 — REVENUE

The following table depicts the Company’s disaggregation of total sales and gross margin:

	For the Three Months Ended March 31,
	2024			2023
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$28,226,017	$3,549,189	12.6%	$36,704,397	$3,984,968	10.9%

Commercial	11,631,763	6,771,495	58.2%	11,684,643	7,424,934	63.5%

Correction of immaterial error (1)				1,420,492	-	-

Commercial adjusted				13,105,135	7,424,934	56.7%

	$39,857,780	$10,320,684	25.9%	$49,809,532	$11,409,902	22.9%

(1) Correction of Immaterial Error relating to freight arrangement services, see Note 3 - ACCOUNTING POLICIES AND ESTIMATES for further detail.

The following table lists the opening and closing balances of our contract assets and liabilities:

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2023	839,239	-	196,382
Closing Balance - 3/31/2023	443,223	-	153,379

Commercial
Opening Balance - 1/1/2023	7,110,536	-	-
Closing Balance - 3/31/2023	7,848,131	-	-

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2024	3,411,501	-	58,728
Closing Balance - 3/31/2024	244,914	-	96,485

Commercial
Opening Balance - 1/1/2024	4,399,658	-	-
Closing Balance - 3/31/2024	4,352,140	-	-

The Company has no contract assets, and the only contract liability is customer deposits, which is reported within other liabilities in the Unaudited Condensed Consolidated Balance Sheets.

NOTE 11 — LEASES

The following table depicts the Company’s future annual minimum leases payments as of March 31, 2024:

Operating
Leases
Consumer
2024	$415,526
2025	412,271
2026	354,998
2027	50,114
2028	-
Thereafter	-

Total minimum lease payments	1,232,909
Less imputed interest	(65,819)

Sub-total	1,167,090

Commercial
2024	1,048,490
2025	1,321,298
2026	474,320
2027	33,454
2028	-
Thereafter	-

Total minimum lease payments	2,877,562
Less imputed interest	(118,652)

Sub-total	2,758,910

Total	3,926,000

Current portion	1,840,082

$2,085,918

All of the Company’s facilities leases as of March 31, 2024 are non-cancellable and triple net, for which it pays its proportionate share of common area maintenance, property taxes and property insurance. Leasing costs for the three months ended March 31, 2024 and 2023 were $784,735 and $659,616, respectively, comprised of a combination of minimum lease payments and variable lease costs.

As of March 31, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases were 2.3 years and 4.3%. As of March 31, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases were 3.3 years and 4.4%.

NOTE 12 — BASIC AND DILUTED AVERAGE SHARES

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares:

	For the Three Months Ended
	March 31,
	2024	2023

Basic weighted average shares	26,419,039	26,924,631
Effect of potential dilutive securities	15,000	15,000
Diluted weighted average shares	26,434,039	26,939,631

For the three months ended March 31, 2024 and 2023, there was a total of 15,000 common stock options, warrants, and Restricted Stock Units (“RSUs”) unexercised. For the three months ended March 31, 2024 and 2023, there were no anti-dilutive shares.

On March 14, 2023, a stock repurchase program was unanimously approved by the Company’s Board of Directors (the “Board”), that gave management authorization to purchase up to one million (1,000,000) shares of the Company’s stock, at a per share price not to exceed $9.00, on the open market. The plan expires on March 31, 2026.

The following table lists the repurchase of Company shares as of March 31, 2024:

	Total Number	Average Price		Shares
Fiscal Period	of Shares Purchased	Paid per Share	Total Price Paid	Available to Purchase
Balance as of January 1, 2024	415,973	$5.18	$2,155,049	584,027

January 1 - 31, 2024	59,417	4.52	268,569	524,610
February 1 - 29, 2024	56,343	4.53	255,195	468,267
March 1 - 31, 2024	85,580	4.46	381,382	382,687

Balance as of March 31, 2024	617,313	$4.96	$3,060,195	382,687

NOTE 13 — DEBT

The following table summarizes the details of the Company’s long-term debt obligations:

	Outstanding Balance
	March 31,	December 31,
	2024	2023
Consumer
Note payable, FSB (1)	$2,537,700	$2,563,108
Note payable, Truist Bank (3)	829,204	838,430
Notes payable, TBT (4,5)	2,043,823	2,064,928
Note payable, Kretchmer Transaction (6)	200,000	200,000

Sub-total	5,610,727	5,666,466

Commercial
Note payable, FSB (2)	5,754,790	5,815,381
Note payable, Avail Transaction (7)	666,667	833,333

Sub-total	6,421,457	6,648,714

Corporate
Line of credit, FSB (8)	-	-
Note payable, TBT (9)	2,589,538	2,618,311

Sub-total	2,589,538	2,618,311

Sub-total	14,621,722	14,933,491

Current portion	(1,475,625)	(1,361,443)

	$13,146,097	$13,572,048

The following table depicts the Company’s future principal payments on long-term debt obligations as of March 31, 2024:

	2024	2025	2026	2027	2028	Thereafter
Consumer
Note payable, FSB (1)	81,564	112,106	2,344,030	-	-	-
Note payable, Truist Bank (3)	28,029	38,745	40,203	42,077	43,639	636,511
Notes payable, TBT (4,5)	70,158	495,231	78,985	80,973	83,696	1,234,780
Note payable, Kretchmer Transaction (6)	200,000	-	-	-	-	-

Sub-total	379,751	646,082	2,463,218	123,050	127,335	1,871,291

Commercial
Note payable, FSB (2)	186,131	254,483	5,314,176	-	-	-
Note payable, Avail Transaction (7)	500,000	166,667	-	-	-	-

Sub-total	686,131	421,150	5,314,176	-	-	-

Corporate
Line of Credit, FSB (8)	-	-	-	-	-	-
Note payable, TBT (9)	87,761	2,501,777	-	-	-	-

Sub-total	87,761	2,501,777	-	-	-	-

	$1,153,643	$3,569,009	$7,777,394	$123,050	$127,335	$1,871,291

(1) On November 23, 2021, the consumer segment entered into a $2.781 million secured amortizing note payable with Farmer’s State Bank of Oakley, Kansas (“FSB”). The note payable bears interest at 3.10% and matures on November 15, 2026.

(2) On November 23, 2021, the commercial segment entered into a $6.309 million secured amortizing note payable with FSB. The note payable bears interest at 3.10% and matures on November 15, 2026.

(3) On July 9, 2020, the consumer segment entered into a $1.195 million secured amortizing note payable with Truist Bank. The note payable bears interest at 3.65% and matures on July 9, 2030.

(4) On September 14, 2020, the consumer segment entered into a $620 thousand secured amortizing note payable with Texas Bank & Trust (“TBT”). The note payable bears interest at 3.75% and matures on September 14, 2025.

(5) On July 30, 2021, the consumer segment entered into a $2.215 million secured amortizing note payable with TBT. The note payable bears interest at 3.75% and matures on July 30, 2031.

(6) On September 12, 2023, the consumer segment entered into a $300 thousand secured amortizing note payable in relation to the Kretchmer Transaction. The note payable’s imputed interest is 3.10% and matures on October 1, 2025. The consumer segment is restructuring the Kretchmer Transaction and the aforementioned terms and conditions and as such is electing to record the note payable in current liabilities.

(7) On October 29, 2021, the consumer segment entered into a $4.500 million secured amortizing note payable in relation to the acquisition of Avail Recovery Solutions, LLC on October 29, 2021 (“Avail Transaction"). The note payable’s imputed interest is 3.10% and matures on April 1, 2025.

(8) On November 23, 2021, the Company entered into a $3.500 million secured line of credit with FSB. The line of credit bears interest at 3.10% and matures on November 15, 2024. This note was previously presented within our commercial segment and is now presented within corporate as the line of credit provides borrowing capacity for all segments.

(9) On November 4, 2020, a wholly owned subsidiary of Envela entered into a $2.960 million secured amortizing note payable with TBT. The note payable bears interest at 3.25% and matures on November 4, 2025.

The Company was in compliance with all of its debt obligation covenants for the periods ended March 31, 2024 and March 31, 2023.

The following table depicts the Company’s future scheduled aggregate principal payments and maturities as of March 31, 2024:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year:	Payments	Maturities	Total
2024	953,643	200,000	1,153,643
2025	773,845	2,795,164	3,569,009
2026	465,087	7,312,307	7,777,394
2027	123,050	-	123,050
2028	127,335	-	127,335
Thereafter	301,908	1,569,383	1,871,291

Total	$2,744,868	$11,876,854	$14,621,722

NOTE 14 — STOCK-BASED COMPENSATION

There was no stock-based compensation expense for the three months ended March 31, 2024 and March 31, 2023.

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company has a corporate policy governing the identification, review, consideration and approval or ratification of transactions with related persons. Under this policy, all related party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with the Company’s best interests and the best interests of its shareholders. There are no related party transactions subject to reporting as of March 31, 2024 and March 31, 2023.

NOTE 16 — CONTINGENCIES

We review the need to accrue for any loss contingency and establish a liability when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. We do not believe that the resolution of any currently pending lawsuits, claims, and proceedings, either individually or in the aggregate, will have a material adverse effect on financial position, results of operations or liquidity. However, the outcomes of any currently pending lawsuits, claims and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate”, “potential,” “continue,” “deploy” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2023 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Introduction

This section includes a discussion of our operations for the three months ended March 31, 2024 and March 31, 2023. The following discussion and analysis provides information for which management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Company’s 2023 Annual Report, and the Unaudited Condensed Consolidated Financial Statements and the related Notes thereto included in Part I, Item 1 of this report.

Use of Non-U.S. GAAP Financial Measures

Within this management discussion and analysis, we use supplemental measures of our performance, which are derived from our interim consolidated financial information, but which are not presented in our interim consolidated financial statements prepared in accordance with U.S. GAAP. We believe that providing these non-U.S. GAAP financial measures adds a meaningful presentation of our operating and financial performance. See the reconciliation of net income to Adjusted EBITDA and Net Cash, in Non-U.S. GAAP Financial Measures below.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2023 Annual Report.

We believe that the accounting estimates discussed below relate to the more significant areas involving management’s judgments and estimates.

Economic Conditions

The U.S. and other world economies are currently experiencing high interest rates and high levels of inflation, coupled with commodity price risk, mainly associated with variations in the market price of precious metals and diamonds which have the potential to impact consumer discretionary spending behavior. Furthermore, adverse macroeconomic conditions can also impact demand for resale technology assets.

As to counterbalance economic cycles that impact market selling prices and/or underlying operating costs we adjust the inbound purchase price of commodity-based products, luxury hard assets and resale technology.

We continuously monitor our inventory positions and associated working capital to respond to market conditions and to meet seasonal business cycles and expansionary plans. These economic cycles may from time to time require the business to utilize its line of credit or seek additional capital.

There can be no assurance that the measures we have adopted will be successful in mitigating the aforementioned risks.

General

Envela serves as a holding company, conducting its operations via subsidiaries engaged in various businesses and activities within the re-commerce and recycling sectors. The products and services we offer are delivered by these subsidiaries under their distinct brands, rather than directly by Envela Corporation itself. Our operations are organized into two operating and reportable segments: commercial and consumer.

Consumer Segment

Our consumer segment operates in the jewelry industry, specializing in the online and brick-and-mortar sale of authenticated high-end luxury goods, fine jewelry, watches, and bullion. Our diamonds and gemstones are recycled, meaning they were previously set and then unset to become a new design – allowing for a truly low-carbon, ethical origin. The company focuses on buying and selling pre-owned luxury items, ethically sourced diamonds, gemstones, and precious metals, catering to consumers seeking environmentally responsible options for engagement rings, wedding bands, and other fine jewelry. Our profound commitment to extending the lifespan of luxury goods stems from our understanding that well-crafted items have an enduring quality, enabling them to maintain their beauty and value as they are passed from one owner to another.

Commercial Segment

Our commercial segment specializes in the de-manufacturing of end-of-life electronic assets to reclaim commodities and other materials, while also engaging in the IT asset disposition (ITAD) industry. The separated commodities, including metals, plastics, and glass, are sold to downstream processors where they are further processed and reintroduced into new products. ITAD services maximize the residual value of retired IT assets by adhering to a reuse-first philosophy and ensuring equipment is refurbished and re-marketed after data sanitization. The company focuses on offering services that manage the entire lifecycle of technology products to ensure data security, regulatory compliance, and environmental sustainability. We are proud of our role to support a circular economy through responsible reuse and recycling of electronic devices.

Segment Activities

The Company believes it is well positioned to take advantage of its overall capital structure.

Consumer Segment

Our strategy is to expand the number of locations we operate through opening new locations throughout the U.S. Likewise, we continue to evaluate opportunities related to complementary product and service offerings for our stores and online business.

Commercial Segment

Our strategy is to expand both organically and through acquisitions. The Company has taken considerable steps to bolster its management team and operating systems as to position itself for growth. Our production facilities are capable of managing the expansion of existing relationships and consolidation of acquisition targets within a relative proximity to our existing facilities.

Change in Disclosure of Results of Operations

The Company previously disaggregated revenue and gross margin by resale and recycle for each segment within the results of operations. The Company’s revenue and gross margin is now comprised of more diverse revenue and gross margin streams associated with service offerings and as such to continue reporting under the prior disclosure methodology would be less representative of how the business operates. The Company believes that this change has no material impact on the interpretation of our results of operations.

Recent Accounting Pronouncements

See Note 3 - Accounting Policies and Estimates, to these interim condensed consolidated financial statements for recently adopted accounting pronouncements.

Non-U.S. GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure as an overall assessment of our performance, to evaluate the effectiveness of our strategies and for planning purposes. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies. Adjusted EBITDA means earnings before interest expense, other (income) expense, net, income tax expense, and depreciation and amortization. Adjusted EBITDA is a non-U.S. GAAP measure and should not be considered as an alternative to the presentation of net income or any other measure of financial performance calculated and presented in accordance with U.S. GAAP.

The following table provides a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024			2023
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net Income	$88,476	$1,819,063	$1,907,539	$1,136,884	$1,389,433	$2,526,317
Add (deduct):
Depreciation and amortization	93,676	249,889	343,565	98,134	256,217	354,351
Other income	(8,005)	(230,523)	(238,528)	(23,534)	(187,245)	(210,779)
Interest expense	64,401	56,453	120,854	59,618	57,446	117,064
Income tax expense	59,151	491,127	550,278	317,841	399,805	717,646

Adjusted EBITDA	$297,699	$2,386,009	$2,683,708	$1,588,943	$1,915,656	$3,504,599

Net Cash

Net Cash is the difference between (i) cash and cash equivalents and (ii) the sum of debt obligations. We believe that presenting net of cash is useful to investors as a measure of our leverage, as cash and cash equivalents can be used, among other things, to repay indebtedness.

The following table depicts the Company’s net cash:

	March 31,	December 31,
	2024	2023
Total cash	$19,783,867	$17,853,853

Less: debt obligations	(14,621,722)	(14,933,491)

Net cash	$5,162,145	$2,920,362

The Company had a net cash position of $5,162,145 for the period ended March 31, 2024, as compared to a net cash position of $2,920,362 for the period ended December 31, 2023.

Results of Operations

The following table depicts our disaggregated statements of income for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024				2023
	Consumer	Commercial	Consolidated	% of Sales(1)	Consumer	Commercial	Consolidated	% of Sales(1)

Sales	$28,226,017	$11,631,763	$39,857,780	100.0%	$36,704,397	$13,105,135	$49,809,532	100.0%
Cost of goods sold	24,676,828	4,860,268	29,537,096	74.1%	32,719,429	5,680,201	38,399,630	77.1%

Gross margin	3,549,189	6,771,495	10,320,684	25.9%	3,984,968	7,424,934	11,409,902	22.9%

Expenses:
Selling, general and administrative	3,251,490	4,385,486	7,636,976	19.2%	2,396,025	5,509,278	7,905,303	15.9%
Depreciation and amortization	93,676	249,889	343,565	0.8%	98,134	256,217	354,351	0.7%

Total operating expenses	3,345,166	4,635,375	7,980,541	20.0%	2,494,159	5,765,495	8,259,654	16.6%

Operating income	204,023	2,136,120	2,340,143	5.9%	1,490,809	1,659,439	3,150,248	6.3%

Other income/(expense):
Other income	8,005	230,523	238,528	0.6%	23,534	187,245	210,779	0.4%
Interest expense	(64,401)	(56,453)	(120,854)	-0.3%	(59,618)	(57,446)	(117,064)	-0.2%

Income before income taxes	147,627	2,310,190	2,457,817	6.2%	1,454,725	1,789,238	3,243,963	6.5%

Income tax expense	(59,151)	(491,127)	(550,278)	-1.4%	(317,841)	(399,805)	(717,646)	-1.5%

Net income	$88,476	$1,819,063	$1,907,539	4.8%	$1,136,884	$1,389,433	$2,526,317	5.1%

(1) The "% of Sales" figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations.

Comparison of Three Months Ended March 31, 2024 and 2023

The individual segments reported the following:

Sales

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

Consolidated	$39,857,780	$49,809,532	$(9,951,752)	-20.0%
% of consolidated sales	100.0%	100.0%

Consumer	$28,226,017	$36,704,397	$(8,478,380)	-23.1%
% of consumer sales	100.0%	100.0%

Commercial	$11,631,763	$13,105,135	$(1,473,372)	-11.2%
% of commercial sales	100.0%	100.0%

Consolidated

Sales decreased by $9,951,752, or 20.0%, during the three months ended March 31, 2024 to $39,857,780, as compared to $49,809,532 during the same period in 2023.

Consumer Segment

Sales in the consumer segment decreased by $8,478,380, or 23.1%, during the three months ended March 31, 2024 to $28,226,017, as compared to $36,704,397 during the same period in 2023. The change was primarily attributed to building an inventory position in advance of opening our Arizona stores and as such the business had to allocate inventory to these stores that would have relieved in a normal operating cycle.

Commercial Segment

Sales in the commercial segment decreased by $1,473,372, or 11.2%, during the three months ended March 31, 2024 to $11,631,763, as compared to $13,105,135 during the same period in 2023. The change was primarily attributed to lower revenue from softened demand for reuse hard drives, but was offset by stronger sales from the resale of personal technology assets. We had a strong supply of personal technology assets from our retail trade in partners who destocked in late Fiscal 2023.

Cost of Goods Sold

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

Consolidated	$29,537,096	$38,399,630	$(8,862,534)	-23.1%
% of consolidated sales	74.1%	77.1%

Consumer	$24,676,828	$32,719,429	$(8,042,601)	-24.6%
% of consumer sales	87.4%	89.1%

Commercial	$4,860,268	$5,680,201	$(819,933)	-14.4%
% of commercial sales	41.8%	43.3%

Consolidated

Cost of goods sold decreased by $8,862,534, or 23.1%, during the three months ended March 31, 2024 to $29,537,096, as compared to $38,399,630 during the same period in 2023.

Consumer Segment

Cost of goods sold in the consumer segment decreased by $8,042,601, or 24.6%, during the three months ended March 31, 2024 to $24,676,828, as compared to $32,719,429 during the same period in 2023. The change was primarily attributed to the aforementioned inventory build and by a mix of higher margin assets relieved from inventory which correspondingly had favorable impact on cost of goods sold as a % of sales.

Commercial Segment

Cost of goods sold in the commercial segment decreased by $819,933, or 14.4%, during the three months ended March 31, 2024 to $4,860,268, as compared to $5,680,201 during the same period in 2023. The change was primarily attributed overall lower volumes and by a mix of higher margin assets relieved from inventory which correspondingly had a favorable impact on cost of goods sold as a % of sales.

Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

Consolidated	$10,320,684	$11,409,902	$(1,089,218)	-9.5%
% of consolidated sales	25.9%	22.9%

Consumer	$3,549,189	$3,984,968	$(435,779)	-10.9%
% of consumer sales	12.6%	10.9%

Commercial	$6,771,495	$7,424,934	$(653,439)	-8.8%
% of commercial sales	58.2%	56.7%

Consolidated

Gross margin decreased by $1,089,218, or 9.5%, during the three months ended March 31, 2024 to $10,320,684, as compared to $11,409,902 during the same period in 2023.

Consumer Segment

Gross margin in the consumer segment decreased by $435,779, or 10.9%, during the three months ended March 31, 2024 to $3,549,189, as compared to $3,984,968 during the same period in 2023. The net impact of the aforementioned resulted in sales contributing $(8,478,380) and cost of goods sold contributing $8,042,601 to the net decrease in gross margin of $435,779.

Commercial Segment

Gross margin in the commercial segment decreased by $653,439, or 8.8%, during the three months ended March 31, 2024 to $6,771,495, as compared to $7,424,934 during the same period in 2023. The net impact of the aforementioned resulted in sales contributing $(1,473,372) and cost of goods sold contributing $819,933 to the net decrease in gross margin of $653,439.

Selling, General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

Consolidated	$7,636,976	$7,905,303	$(268,327)	-3.4%
% of consolidated sales	19.2%	15.9%

Consumer	$3,251,490	$2,396,025	$855,465	35.7%
% of consumer sales	11.5%	6.5%

Commercial	$4,385,486	$5,509,278	$(1,123,792)	-20.4%
% of commercial sales	37.7%	42.0%

Consolidated

Selling, general and administrative expense decreased by $268,327, or 3.4%, during the three months ended March 31, 2024 to $7,636,976, as compared to $7,905,303 during the same period in 2023.

Consumer Segment

Selling, general and administrative expense in the consumer segment increased by $855,465, or 35.7%, during the three months ended March 31, 2024 to $3,251,490, as compared to $2,396,025 during the same period in 2023. The change was primarily attributed to the onboarding of human capital, training and travel costs associated with our Arizona stores opening. As the Arizona stores open and sales are generated, our selling, general and administrative expense is expected to realign as a % of sales.

Commercial Segment

Selling, general and administrative expense in the commercial segment decreased by $1,123,792, or 20.4%, during the three months ended March 31, 2024 to $4,385,486, as compared to $5,509,278 during the same period in 2023. The change was primarily attributed to operational focus on human capital costs and processing efficiencies at our production facilities as they continue to align costs with our business model and margin achievement.

Depreciation and Amortization

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

Consolidated	$343,565	$354,351	$(10,786)	-3.0%
% of consolidated sales	0.8%	0.7%

Consumer	$93,676	$98,134	$(4,458)	-4.5%
% of consumer sales	0.3%	0.3%

Commercial	$249,889	$256,217	$(6,328)	-2.5%
% of commercial sales	2.1%	2.0%

Consolidated

Depreciation and amortization expense decreased by $10,786, or 3.0%, during the three months ended March 31, 2024 to $343,565, as compared to $354,351 during the same period in 2023.

Consumer Segment

Depreciation and amortization expense in the consumer segment decreased by $4,458, or 4.5%, during the three months ended March 31, 2024 to $93,676, as compared to $98,134 during the same period in 2023. There was no material impact from assets capitalized or reaching maturity in the comparative periods and as such no discussion point.

Commercial Segment

Depreciation and amortization expense in the commercial segment decreased by $6,328, or 2.5%, during the three months ended March 31, 2024 to $249,889, as compared to $256,217 during the same period in 2023. There was no material impact from assets capitalized or reaching maturity in the comparative periods and as such no discussion point.

Other Income/(Expense)

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

Consolidated	$238,528	$210,779	$27,749	13.2%
% of consolidated sales	0.6%	0.4%

Consumer	$8,005	$23,534	$(15,529)	-66.0%
% of consumer sales	0.0%	0.1%

Commercial	$230,523	$187,245	$43,278	23.1%
% of commercial sales	2.0%	1.4%

Consolidated

Other income increased by $27,749, or 13.2%, during the three months ended March 31, 2024 to $238,528, as compared to $210,779 during the same period in 2023.

Consumer Segment

Other income in the consumer segment decreased by $15,529, or 66.0%, during the three months ended March 31, 2024 to $8,005, as compared to $23,534 during the same period in 2023. The change was primarily attributed to higher working capital requirements as the Company is carrying a higher inventory position from the aforementioned costs of launching our Arizona stores and as such there was less excess cashflow available to sweep to their interest-bearing cash account.

Interest income comprised $6 and $21,564 of other income during the three months ended March 31, 2024 and March 31, 2023, respectively.

Commercial Segment

Other income in the commercial segment increased by $43,278, or 23.1%, during the three months ended March 31, 2024 to $230,523, as compared to $187,245 during the same period in 2023. The change was primarily attributed to a reduction in accounts receivable from the completion of a large SOW with a recurring customer in which excess cashflow above working capital requirements was swept to their interest-bearing cash account.

Interest income comprised $196,562 and $61,378 of other income during the three months ended March 31, 2024 and March 31, 2023, respectively.

Interest Expense

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

Consolidated	$(120,854)	$(117,064)	$(3,790)	3.2%
% of consolidated sales	-0.3%	-0.2%

Consumer	$(64,401)	$(59,618)	$(4,783)	8.0%
% of consumer sales	-0.2%	-0.2%

Commercial	$(56,453)	$(57,446)	$993	-1.7%
% of commercial sales	-0.5%	-0.4%

Consolidated

Interest expense increased by $3,790, or 3.2%, during the three months ended March 31, 2024 to $120,854, as compared to $117,064 during the same period in 2023.

Consumer Segment

Interest expense in the consumer segment increased by $4,783, or 8.0%, during the three months ended March 31, 2024 to $64,401, as compared to $59,618 during the same period in 2023. There was no material impact from additions or amortization in the comparative periods and as such no discussion point.

Commercial Segment

Interest expense in the commercial segment decreased by $993, or 1.7%, during the three months ended March 31, 2024 to $56,453, as compared to $57,446 during the same period in 2023. There was no material impact from amortization in the comparative periods and as such no discussion point.

Income Tax Expense

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

Consolidated	$(550,278)	$(717,646)	$167,368	-23.3%
% of consolidated sales	-1.4%	-1.5%

Consumer	$(59,151)	$(317,841)	$258,690	-81.4%
% of consumer sales	-0.2%	-0.9%

Commercial	$(491,127)	$(399,805)	$(91,322)	22.8%
% of commercial sales	-4.2%	-3.1%

Consolidated

Income tax expense, for both segments, for the three months ended March 31, 2024, was $550,278, a decrease of $167,368, as compared to income tax expense of $717,646 for the three months ended March 31, 2023. Currently, the Company has a deferred tax liability reflecting a future obligation to pay taxes. The Company has a federal tax rate of approximately 21.0%, in addition to other state and local taxes, on net income. The effective income tax rate was 22.4% and 22.1% for the three months ended March 31, 2024 and 2023, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the Company’s case for the increase for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Net Income

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

Consolidated	$1,907,539	$2,526,317	$(618,778)	-24.5%
% of consolidated sales	4.8%	5.1%

Consumer	$88,476	$1,136,884	$(1,048,408)	-92.2%
% of consumer sales	0.3%	3.1%

Commercial	$1,819,063	$1,389,433	$429,630	30.9%
% of commercial sales	15.6%	10.6%

Consolidated

Net income decreased by $618,778, or 24.5%, during the three months ended March 31, 2024 to $1,907,539, as compared to $2,526,317 during the same period in 2023.

Consumer Segment

Net income decreased in the consumer segment by $1,048,408, or 92.2%, during the three months ended March 31, 2024 to $88,476, as compared to $1,136,884 during the same period in 2023. Refer to the aforementioned attributes discussed within the Comparison of Three Months Ended March 31, 2024 and 2023 for further details.

Commercial Segment

Net income increased in the commercial segment by $429,630, or 30.9%, during the three months ended March 31, 2024 to $1,819,063, as compared to $1,389,433 during the same period in 2023. Refer to the aforementioned attributes discussed within the Comparison of Three Months Ended March 31, 2024 and 2023 for further details.

Earnings Per Share

The following table depicts the Company’s earnings per share:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

Consolidated	$0.07	$0.09	$(0.02)	-22.2%

Consolidated

Earnings per share, for the three months ended March 31, 2024, for net income per basic and diluted shares attributable to holders of our Common Stock was $0.07, compared to $0.09 per basic and diluted shares attributable to holders of our Common Stock for the three months ended March 31, 2023.

Liquidity and Capital Resources

The following table summarizes the Company’s Consolidated Statement of Cashflows:

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Net cash provided by (used in):
Operating activities	$3,791,721	$2,924,025	$867,696	29.7%
Investing activities	(644,792)	569,522	$(1,214,314)	-213.2%
Financing activities	(1,216,915)	(310,807)	(906,108)	291.5%
Net increase in cash and cash equivalents	$1,930,014	$3,182,740	$(1,252,726)	-39.4%

Operating Activities

During the three months ended March 31, 2024, cash flows provided by operations totaled $3,791,721, and during the three months ended March 31, 2023, cash flows provided by operations totaled $2,924,025, a change of $867,696. The increase in cash provided by operations for the three months ended March 31, 2024 was driven primarily by an increase in cash generated from a settlement of a large SOW with a recurring customer.

Investing Activities

During the three months ended March 31, 2024 and 2023, cash flows (used in) provided by investing activities totaled $(644,792) and $569,522, respectively, a change of $(1,214,314). The increase in cash used in investing activities during the three months ended March 31, 2024 was primarily attributed to an increase in capital expenditures related to our enterprise resource planning system, improvements to our corporate headquarters and leaseholds for our planned Arizona stores. The prior comparative period included a favorable $569,522 movement, which primarily consisted of payments received from notes receivable of $578,250, offset by the purchase of property and equipment of $8,728, which further contributed to the variance.

Financing Activities

During the three months ended March 31, 2024 and 2023, cash flows (used in) financing activities totaled $(1,216,915) and $(310,807), respectively, a change of $(906,108). The increase in cash used in financing activities during the three months ended March 31, 2024 was primarily due to our share buyback plan as principal payments on debt were in relative parity.

Capital Resources

Although the Company has access to a line of credit our primary source of liquidity and capital resources currently consist of cash generated from our operating activities. We do not anticipate the need to fund our operations via the line of credit and we do not have any amounts drawn as of March 31, 2024. We have historically renewed, extended, or replaced short-term debt as it matures, and management believes that we will be able to continue to do so in the near future.

Capital Expenditures

In Fiscal 2024, the Company is deploying capital for additional growth, maintenance activity and enhancements to our enterprise resource planning system. The Company continuously monitors the deployment of capital and primarily funds capital expenditures through cash flow from operating activities. Where appropriate the Company may use debt financing on select projects. When this occurs, the Company further evaluates future cashflows of the project as to ensure the debt tenure and pay-back period are in alignment as well as the appropriateness of the rate of return.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the Company’s 2023 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases

The following lists the repurchase of Company shares for the three months ended March 31, 2024:

Fiscal Period	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1) (2)	Average Price Paid Per Share ($)	Total Price Paid	Maximum Number of Shares that May Yet be Purchased Under the Plans
Balance as of January 1, 2024	415,973	$5.18	$2,155,049	584,027

January 1 - 31, 2024	59,417	4.52	268,569	524,610
February 1 - 29, 2024	56,343	4.53	255,195	468,267
March 1 - 31, 2024	85,580	4.46	381,382	382,687

Balance as of March 31, 2024	617,313	$4.96	3,060,195	382,687

(1) All shares were purchased in open-market transactions through the stock repurchase program approved by the Board on March 14, 2023 for the repurchase of up to one million shares of the Company’s common stock.

(2) The stock repurchase program was publicly announced on May 3, 2023 and expires March 31, 2026. Repurchases under the stock repurchase plan began on May 10, 2023.

The timing and amount of any common stock repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John G. DeLuca	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John G. DeLuca	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVELA CORPORATION (Registrant)

Date: May 8, 2024	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024		/s/ JOHN G. DELUCA
John G. DeLuca
Chief Financial Officer (Principal Accounting Officer)

