Form 10-Q
period 2024-06-30
Envela Corp
filed 2024-08-07
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

Commission File Number 001-11048

_____________________

ENVELA CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	88-0097334
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1901 Gateway Drive, Ste 100, Irving, Texas 75038

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

As of August 6, 2024 the registrant had 26,074,390 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2024	2023	2024	2023

Sales	$45,297,002	$51,095,877	$85,154,782	$100,905,409
Cost of goods sold	33,907,545	40,333,830	63,444,641	78,733,460

Gross margin	11,389,457	10,762,047	21,710,141	22,171,949

Expenses:
Selling, general and administrative	9,118,048	8,362,554	16,755,024	16,267,857
Depreciation and amortization	362,267	336,174	705,832	690,525

Total operating expenses	9,480,315	8,698,728	17,460,856	16,958,382

Operating income	1,909,142	2,063,319	4,249,285	5,213,567

Other income (expense):
Other income	225,417	153,652	463,945	364,431
Interest expense	(109,141)	(114,688)	(229,995)	(231,752)

Income before income taxes	2,025,418	2,102,283	4,483,235	5,346,246
Income tax expense	(461,239)	(498,574)	(1,011,517)	(1,216,220)

Net income	$1,564,179	$1,603,709	$3,471,718	$4,130,026

Basic earnings per share:
Net income	$0.06	$0.06	$0.13	$0.15

Diluted earnings per share:
Net income	$0.06	$0.06	$0.13	$0.15

Weighted average shares outstanding:
Basic	26,248,554	26,916,648	26,333,796	26,920,618
Diluted	26,263,554	26,931,648	26,348,796	26,935,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$17,344,001	$17,853,853
Accounts receivable, net of allowances	4,838,224	7,811,159
Notes receivable	2,983	4,700
Inventories	26,779,918	23,146,177
Prepaid expenses	922,908	1,082,425
Total current assets	49,888,034	49,898,314

Property and equipment, net	11,383,884	10,764,224
Right-of-use assets from operating leases	3,988,319	4,189,621
Goodwill	3,921,453	3,921,453
Intangible assets, net	4,435,699	4,499,170
Deferred tax asset	6,715	-
Other assets	224,756	201,447

Total assets	$73,848,860	$73,474,229

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,094,824	$3,126,743
Notes payable	1,307,921	1,361,443
Operating lease liabilities	1,939,765	1,807,729
Accrued expenses	1,842,567	2,486,423
Other liabilities	301,670	211,651
Total current liabilities	8,486,747	8,993,989

Deferred tax liability	-	38,668
Notes payable, less current portion	12,998,945	13,572,048
Operating lease liabilities, less current portion	2,203,082	2,560,671

Total liabilities	$23,688,774	$25,165,376

Contingencies (Note 16)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and 26,155,229 shares outstanding as of June 30, 2024; 26,924,631 shares issued and 26,508,658 shares outstanding as of December 31, 2023	269,246	269,246
Treasury stock at cost, 769,402 and 415,973 shares, as of June 30, 2024 and December 31, 2023, respectively	(3,775,534)	(2,155,049)
Additional paid-in capital	40,173,000	40,173,000
Retained earnings	13,493,374	10,021,656

Total stockholders' equity	50,160,086	48,308,853

Total liabilities and stockholders' equity	$73,848,860	$73,474,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Unaudited)	2024	2023
Operations
Net income	$3,471,718	$4,130,026
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	705,832	690,525
Provision for credit losses	240,166	173,196
Deferred taxes	(45,383)	875,426
Non-cash lease expense	985,996	946,598
Changes in operating assets and liabilities:
Accounts receivable	2,732,769	(78,053)
Inventories	(3,633,741)	(2,762,524)
Prepaid expenses	159,517	75,838
Other assets	(18,609)	(202,788)
Accounts payable	(31,919)	(96,789)
Accrued expenses	(643,856)	(121,843)
Operating leases	(1,010,247)	(947,070)
Other liabilities	90,019	65,948

Net cash provided by operations	3,002,262	2,748,490

Investing
Purchase of property and equipment	(965,525)	(1,300,871)
Purchase of intangible assets	(296,496)	-
Investment in notes receivable	(2,983)	578,250

Net cash (used in) by investing	(1,265,004)	(722,621)

Financing
Payments on notes payable	(626,625)	(620,242)
Purchase of treasury stock	(1,620,485)	(194,820)

Net cash (used in) financing	(2,247,110)	(815,062)

Net change in cash and cash equivalents	(509,852)	1,210,807
Cash and cash equivalents, beginning of period	17,853,853	17,169,969

Cash and cash equivalents, end of period	$17,344,001	$18,380,776

Supplemental disclosures
Cash paid during the period for:
Interest	$284,796	$233,495
Income taxes	$1,352,525	$162,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended June 30, 2023 and 2024

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders'
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of April 1, 2023	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$5,400,521	$45,842,767

Net Income	-	-	-	-	-	-	-	1,603,709	1,603,709

Shares repurchased	-	-	(27,421)	(194,820)	-	-	-	-	(194,820)

Balance as of June 30, 2023	26,924,631	$269,246	(27,421)	$(194,820)	-	$-	$40,173,000	$7,004,230	$47,251,656

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders'
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of April 1, 2024	26,924,631	$269,246	(617,313)	$(3,060,195)	-	$-	$40,173,000	$11,929,195	$49,311,246

Net Income	-	-	-	-	-	-	-	1,564,179	1,564,179

Shares repurchased	-	-	(152,089)	(715,339)	-	-	-	-	(715,339)

Balance as of June 30, 2024	26,924,631	$269,246	(769,402)	$(3,775,534)	-	$-	$40,173,000	$13,493,374	$50,160,086

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2023 and 2024

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders'
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of January 1, 2023	26,924,631	$269,246	-	$-	-	$-	$40,173,000	$2,874,204	$43,316,450

Net Income	-	-	-	-	-	-	-	4,130,026	4,130,026

Shares repurchased	-	-	(27,421)	(194,820)	-	-	-	-	(194,820)

Balance as of June 30, 2023	26,924,631	$269,246	(27,421)	$(194,820)	-	$-	$40,173,000	$7,004,230	$47,251,656

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders'
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of January 1, 2024	26,924,631	$269,246	(415,973)	$(2,155,049)	-	$-	$40,173,000	$10,021,656	$48,308,853

Net Income	-	-	-	-	-	-	-	3,471,718	3,471,718

Shares repurchased	-	-	(353,429)	(1,620,485)	-	-	-	-	(1,620,485)

Balance as of June 30, 2024	26,924,631	$269,246	(769,402)	$(3,775,534)	-	$-	$40,173,000	$13,493,374	$50,160,086

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

Envela files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information with the SEC. Such information and amendments to reports previously filed or furnished are available on the Company’s corporate website, www.envela.com, as soon as reasonably practicable after such materials are filed with or furnished to the SEC. The SEC also maintains an internet site at www.sec.gov that contains the Company’s filings.

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

Envela serves as a holding company, conducting its operations via subsidiaries engaged in various businesses and activities within the re-commerce and recycling sectors. The products and services we offer are delivered by our subsidiaries under their distinct brands, rather than directly by Envela Corporation itself. Our operations are organized into two operating and reportable segments: consumer and commercial, which additionally are the Company’s reporting units.

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

Commercial Segment

Our commercial segment specializes in the de-manufacturing of end-of-life electronic assets to reclaim commodities and other materials, while also engaging in the information technology (“IT”) asset disposition (“ITAD”) industry. The separated commodities, including metals, plastics, and glass, are sold to downstream processors where they are further processed and reintroduced into new products. ITAD services maximize the residual value of retired IT assets by adhering to a reuse-first philosophy and ensuring equipment is refurbished and re-marketed after data sanitization. The company focuses on offering services that manage the entire lifecycle of technology products to ensure data security, regulatory compliance, and environmental sustainability. We are proud of our role to support a circular economy through responsible reuse and recycling of electronic devices.

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

NOTE 3 — ACCOUNTING POLICIES AND ESTIMATES

Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other liabilities approximate fair value because of the immediate or short-term nature of these financial instruments. Notes payable approximate fair value due to the market interest rate charged.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of and/or potential impairment of goodwill and intangible assets for the reporting units; useful lives of our tangible and intangible assets; allowances for credit losses; the market value of, and demand for, our inventory and the potential outcome of uncertain tax positions that have been recognized on our consolidated financial statements or tax returns. Actual results and outcomes may differ from management’s estimates and assumptions.

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue Recognition provides guidance to identify performance obligations for revenue-generating transactions. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

Consumer Segment

For the consumer segment, revenue from monetary transactions (i.e., cash and accounts receivable) with wholesale customers is recognized when the merchandise is delivered or at the point of sale for retail customers, and payment has been made either by immediate payment or through a receivable obligation. For e-commerce, revenue is recognized when the customer has fulfilled their obligation to pay or promise to pay and goods have been shipped.

Revenue on precious metals requiring an assay is recognized upon transfer of title, based on the determination of the underlying weight and price of the associated metals.

The Company offers the option of third-party financing for customers wishing to borrow money for their purchase. Revenue is recognized from the sale upon transfer of title, with the promise of the third-party financing company to pay.

Commercial Segment

The commercial segment recognizes revenue at an amount that reflects the consideration to which the entities expect to be entitled to in exchange for transferring goods or services to the customer.

The commercial segment recognizes refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring the control of the promised goods that are identified in the customer contract. The initial invoice is recognized in full when our performance obligation is satisfied. Under the guidance of ASC 606, an estimate of the variable consideration that we are expected to be entitled to is included in the transaction price stated at the current precious metal spot price and weight of the precious metal. An adjustment to revenue is made once the underlying weight and any precious metal spot price movement is resolved, which is usually around six weeks. Any adjustment from the resolution of the underlying uncertainty is netted with the settlement due from the original contract.

The commercial segment also provides recycling services according to a Scope of Work (“SOW”). Revenue from recycling services is recognized upon completion of the SOW at a predetermined amount based on the number of units processed and a preset price per unit or weight measurement.

The commercial segment provides freight arrangement services related to inbound asset or material movements to our facilities. Revenue from freight arrangement services is recognized at settlement with our inbound customers which occurs when the SOW has been completed. Under the guidance of ASC 606, the Company is deemed to be a principal and as such records freight arrangement services as a component of revenue, and the associated expense is recorded as a component of cost of goods sold.

The commercial segment recognizes revenue on outright sales when terms and transaction price are agreed to, product is shipped, and title is transferred.

See Note 10 – Revenue for further detail.

Sales Returns and Allowances

Sales are recorded, net of expected returns. In some cases, the consumer and commercial segment’s customers may return a product purchased within 30 days of receipt. Our allowance for estimated returns is based on our review of historical returns experience and reduces our reported revenues accordingly.

As of June 30, 2024, and December 31, 2023, the consumer segment’s allowance for returns was $50,281 and $28,402, respectively.

As of June 30, 2024, and December 31, 2023, the commercial segment’s allowance for returns was $10,769 and $0, respectively.

Concentrations and Credit Risk

The Company is potentially subject to concentrations of counterparty credit risk. The concentrations described herein pertain to domestic precious metals transactions requiring an assay which are of short duration and settled on comparable terms. Overall customer concentrations as a percentage of sales may vary as a result of the mix of product being sold within each comparative period. Individual customer concentrations are also impacted by each customer’s production schedule and as such the Company identifies the most appropriate sales outlet to ensure a timely transaction settlement.

For the six months ended June 30, 2024, two customers aggregated 21.0% of our sales and represented 0.0% of our accounts receivable balance.

For the six months ended June 30, 2023, three customers aggregated 39.1% of our sales and represented 0.0% of our accounts receivable balance.

The Company believes that no single customer is critical to its business as a result of having diverse revenue streams and the optionality of sales outlets primarily associated with base and precious metals.

Shipping and Handling Costs

Within the consumer and commercial segments, outbound shipping and handling costs are accounted for as fulfillment costs within cost of goods sold.

For the three months ended June 30, 2024, and June 30, 2023, the consumer segment’s outbound shipping and handling costs were $49,350 and $5,237, respectively. For the three months ended June 30, 2024, and June 30, 2023, the commercial segment’s outbound shipping and handling costs were $1,194,203 and $1,522,542, respectively.

For the six months ended June 30, 2024, and June 30, 2023, the consumer segment’s outbound shipping and handling costs were $49,789 and $5,237, respectively. For the six months ended June 30, 2024, and June 30, 2023, the commercial segment’s outbound shipping and handling costs were $2,588,280 and $3,212,483, respectively.

Advertising Costs

The consumer and commercial segment’s advertising costs are expensed as incurred.

For the three months ended June 30, 2024, and June 30, 2023, the consumer segment’s advertising costs were $325,079 and $345,052, respectively. For the three months ended June 30, 2024, and June 30, 2023, the commercial segment’s advertising costs were $61,882 and $6,686, respectively.

For the six months ended June 30, 2024, and June 30, 2023, the consumer segment’s advertising costs were $572,982 and $551,127, respectively. For the six months ended June 30, 2024, and June 30, 2023, the commercial segment’s advertising costs were $132,977 and $21,239, respectively.

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

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the likelihood that the benefit of the deferred tax assets will be realized and the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the three and six months ended June 30, 2024, and June 30, 2023.

As of June 30, 2024, the Company had a deferred tax asset of $6,715. As of December 31, 2023, the Company had a deferred tax liability of $38,668. The Company did not have a valuation allowance as of June 30, 2024, or December 31, 2023.

Segment Information

The accounting standards for reporting information about operating segments define an operating segment as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance.

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

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of the grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities in the consolidated statement of cash flows.

See Note 14 – Stock-Based Compensation for further detail.

Taxes Collected from Customers

The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenue or expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the condensed consolidated balance sheets approximate fair value.

Accounts Receivable, Net of Allowances

Accounts receivable represent amounts primarily due from customers on products and services. Our allowance for credit losses is primarily determined by an analysis of our accounts receivable aging, using the expected losses methodology. The allowance for credit losses is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are considered and expected to be uncollectable are included in the allowance for credit losses. Accounts receivables are considered delinquent when payment has not been made within contract terms. Accounts receivables are written off when all efforts to collect have been exhausted and the potential for recovery is considered remote.

As of June 30, 2024, and December 31, 2023, the consumer segment’s allowance for credit losses was $0 and $0, respectively.

As of June 30, 2024, and December 31, 2023, the commercial segment’s allowance for credit losses was $429,908 and $260,858, respectively.

Inventories

Consumer Segment

The consumer segment values inventory at the lower of cost or net realizable value. We acquire inventory based on our own internal estimate of the fair value of the items at the time of purchase. We consider factors such as the current spot market price of precious metals and the current market demand for the items being purchased. Consigned inventory has a net zero balance. The majority of our inventory has some component of its value that is based on the spot market price of precious metals. Because the overall market value for precious metals regularly fluctuates, we monitor these fluctuations for any adverse impact on the carrying value of our inventory.

Commercial Segment

Our inventory primarily includes processed and unprocessed base metals, electronic scrap materials, as well as technology assets being held for resale. The processed and unprocessed base metals and electronic scrap materials are valued utilizing the average cost method. Our technology assets are valued utilizing the retail cost method.

See Note 4 – Inventories for further detail.

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. There were no triggering events identified during the six months ended June 30, 2024, requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented. There have been no other adjustments to goodwill in any of the periods presented.

See Note 5 – Goodwill for further detail.

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets; except for construction in progress which has not yet been placed into service. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Expenditures for repairs and maintenance are expensed as incurred; betterments that increase the value or materially extend the life of the related assets are capitalized.

See Note 6 – Property and equipment, net for further detail.

Intangible Assets, Net

Finite-lived intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis over the estimated useful lives of the assets; except for assets under development that have not yet been placed into service. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

See Note 7 – Intangibles, net for further detail.

Correction of Immaterial Error

The Company’s commercial segment previously reported revenue from freight arrangement services as a component of cost of goods sold. The Company has further evaluated the nature and scope of its service offering and has determined that it meets the definition of a principal in accordance with ASC 606 and as such be reported within revenue.

The following table summarizes the correction of immaterial error:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2023	2023	2023	2023	Total

Sales	$48,389,040	$50,303,527	$36,266,271	$36,715,250	$171,674,088

Correction of immaterial error	1,420,492	792,350	610,215	766,681	3,589,738

Sales adjusted	49,809,532	51,095,877	36,876,486	37,481,931	175,263,826

Cost of goods sold	36,979,138	39,541,480	26,531,989	26,964,951	130,017,558

Correction of immaterial error	1,420,492	792,350	610,215	766,681	3,589,738

Cost of goods sold adjusted	38,399,630	40,333,830	27,142,204	27,731,632	133,607,296

Gross margin	$11,409,902	$10,762,047	$9,734,282	$9,750,299	$41,656,530

The error had no impact on gross margin, operating income, net income, and basic and diluted earnings per share nor any other financial statement amount. Further these errors had no impact on the consolidated balance sheets, statements of stockholders’ equity, and statements of cash flows. These corrections do not affect any of the metrics used to calculate and evaluate management’s compensation and have no impact on bonuses, commissions, stock-based compensation, or any other employee renumeration. Historical amounts have been corrected and are presented on a comparable basis.

See Note 10 – Revenue for further detail.

Changes in Disclosure

The Company has elected to discontinue reporting the disaggregation of inventory and revenue by resale and recycle. The Company’s business operations continue to evolve and include fee-for-service revenue that does not always correlate to these categories and underlying inventory positions; further, our inventory positions within these disaggregated presentations can vary at any point in time as they are a diverse mix of technology assets, base and precious metals and luxury hard assets. The Company believes that its disclosure of the nature of its operations, the inventory held at each segment and associated risk factors provides a sufficient understanding of its impact on our business.

See Note 4 – Inventories and Note 10 – Revenue, for further detail.

Reclassifications

For the Company’s 2023 Annual Report, the presentation of the operations section within its Consolidated Cash Flow Statements was updated to present "non-cash lease expense" as a separate line item, previously included within "changes in operating assets and liabilities – operating leases.” The Company has elected to reclassify $946,598 from operating leases to non-cash lease expense in the Condensed Consolidated Cash Flow Statement for the six months ended June 30, 2023.

See the Condensed Consolidated Statements of Cash Flows for further detail.

For the Company’s 2023 Annual Report, the amount reported for other current assets within the Consolidated Balance Sheets is related entirely to notes receivables. The Company has elected to present notes receivable as its own line item and has reclassified the historical presentation of the aforementioned as of December 31, 2023.

See the Condensed Consolidated Balance Sheets for further detail.

The Company previously did not disclose construction in progress and intangible assets under development. The Company has determined that providing this information further enhances the understanding of the nature of our capital expenditures. The Company has elected to reclassify the historical presentation of the aforementioned as of December 31, 2023.

See Note 6 – Property and equipment, net for further detail.

The Company previously reported the development of its enterprise resource planning system within property and equipment, net. The Company has further evaluated the nature of this asset under ASC 350, Intangibles – Goodwill and Other, and has determined that it is a nonmonetary asset without physical substance and was acquired separately from hardware and as such be reported within intangibles, net. The Company has elected to reclassify the historical presentation of the aforementioned as of December 31, 2023.

See Note 7 – Intangibles, net for further detail.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07”), which will require the Company to disclose segment expenses that are significant and regularly provided to the CODM. In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. ASU 2023-07 will be effective for fiscal years beginning January 1, 2024, Form 10-K, and interim periods within fiscal years beginning on January 1, 2025. The standard will be adopted beginning January 1, 2024, for the fiscal year and adopted for the interim periods beginning January 1, 2025, by using a modified retrospective transition approach. The Company does not expect adoption to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 will be effective for fiscal years beginning January 1, 2025. The standard will be adopted beginning January 1, 2025, for the fiscal year on a prospective basis. Early adoption and retrospective application of the amendments are permitted. The Company does not expect adoption to have a material impact on its consolidated financial statements.

No other recently issued or effective ASUs had, or are expected to have, a material impact on the Company’s results of operations, financial condition, or liquidity.

NOTE 4 — INVENTORIES

The following table summarizes the details of the Company’s inventories:

	June 30,	December 31,
	2024	2023
Consumer
Trade inventories	$25,294,422	$21,905,055

Sub-total	25,294,422	21,905,055

Commercial
Trade inventories	1,485,496	1,241,122

Sub-total	1,485,496	1,241,122

	$26,779,918	$23,146,177

NOTE 5 — GOODWILL

The following table summarizes the details of the Company’s changes in goodwill:

	June 30,	December 31,
	2024	2023
Consumer
Opening balance	$300,000	$-
Additions (reductions) (1)	-	300,000

Sub-total	300,000	300,000

Commercial
Opening balance	3,621,453	3,621,453
Additions (reductions)	-	-

Sub-total	3,621,453	3,621,453

	$3,921,453	$3,921,453

(1) The increase in goodwill of $300 thousand for the year ended December 31, 2023, relates to the Company’s acquisition of Steven Kretchmer, Inc. on September 12, 2023 (“Kretchmer Transaction”). The Kretchmer Transaction remains within the measurement period of ASC 805, Business Combinations. The measurement period is the one-year period after the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

The following table summarizes the details of the Company’s property and equipment, net:

				Adjusted
	June 30,	December 31,		December 31,
	2024	2023	Reclassification	2023
Consumer
Land	$1,824,892	$1,824,892	$-	$1,824,892
Building and improvements	4,409,143	4,126,507	(1,443,207)	2,683,300
Leasehold improvements	1,516,648	1,450,695	-	1,450,695
Furniture and fixtures	987,853	802,058	(101,226)	700,832
Machinery and equipment	1,276,322	1,224,783	(3,215)	1,221,568
Vehicles	22,859	22,859	-	22,859
Construction in progress (1)	83,773	-	1,547,648	1,547,648
	10,121,490	9,451,794	-	9,451,794

Less: accumulated depreciation	(3,104,314)	(2,946,727)	-	(2,946,727)

Sub-total	7,017,176	6,505,067	-	6,505,067

Commercial
Leasehold improvements	151,647	151,647	-	151,647
Furniture and fixtures	145,950	145,950	-	145,950
Machinery and equipment	1,250,953	1,142,731	(48,979)	1,093,752
Vehicles	222,232	222,232	-	222,232
Construction in progress (2)	-	-	48,979	48,979
	1,770,782	1,662,560	-	1,662,560

Less: accumulated depreciation	(965,780)	(819,389)	-	(819,389)

Sub-total	805,002	843,171	-	843,171

Corporate
Land	1,106,664	1,106,664	-	1,106,664
Building and improvements	2,688,523	2,505,716	(3,500)	2,502,216
Machinery and equipment	28,627	28,627	-	28,627
Enterprise resource planning system (3)	-	191,075	(191,075)	-
Construction in progress (4)	-	-	3,500	3,500
	3,823,814	3,832,082	(191,075)	3,641,007

Less: accumulated depreciation	(262,108)	(225,021)	-	(225,021)

Sub-total	3,561,706	3,607,061	(191,075)	3,415,986

	$11,383,884	$10,955,299	$(191,075)	$10,764,224

(1) The reclassification primarily related to the build-out of our Arizona retail stores, which were placed into service in the second quarter of Fiscal 2024.

(2) The reclassification related to the build-out of production equipment, which was placed into service in the second quarter of Fiscal 2024.

(3) Reclassified amount to intangibles, net. See Note 7 – Intangible, Net for further details.

(4) The reclassification related to improvements to our corporate headquarters, which were placed into service in the second quarter of Fiscal 2024.

NOTE 7 — INTANGIBLES, NET

The following table summarizes the details of the Company’s intangible assets, net:

				Adjusted
	June 30,	December 31,		December 31,
	2024	2023	Reclassification	2023
Consumer
Technology	$395,396	$371,352	$-	$371,352
Assets under development (2)	6,084	-	-	-
	401,480	371,352	-	371,352
Less: accumulated amortization	(371,136)	(365,852)	-	(365,852)

Sub-total	30,344	5,500	-	5,500

Commercial
Trademarks/tradenames	2,869,000	2,869,000	-	2,869,000
Customer contracts	1,873,000	1,873,000	-	1,873,000
Customer relationships	1,809,000	1,809,000	-	1,809,000
	6,551,000	6,551,000	-	6,551,000
Less: accumulated amortization	(2,563,129)	(2,248,405)	-	(2,248,405)

Sub-total	3,987,871	4,302,595	-	4,302,595

Corporate
Technology	422,317	-		-
Assets under development (1)(2)	35,125	-	191,075	191,075
	457,442	-	191,075	191,075
Less: accumulated amortization	(39,958)	-	-	-

Sub-total	417,484	-	191,075	191,075

	$4,435,699	$4,308,095	$191,075	$4,499,170

(1) The reclassification related to the initial development of our enterprise resource planning system, which was placed into service in the first quarter of Fiscal 2024.

(2) As of June 30, 2024, these intangible assets are under development, have not yet been placed into service and are not yet amortizable.

The following table depicts the Company’s estimated future amortization expense related to intangible assets as of June 30, 2024:

	Consumer	Commercial	Corporate	Total

2024	3,378	327,550	42,483	373,411
2025	4,728	655,100	84,969	744,797
2026	4,728	655,100	84,969	744,797
2027	4,728	655,100	84,969	744,797
2028	4,728	655,100	84,969	744,797
Thereafter	1,970	1,039,921	-	1,041,891

	$24,260	$3,987,871	$382,359	$4,394,490

NOTE 8 — ACCRUED EXPENSES

The following table summarizes the details of the Company’s accrued expenses:

	June 30,	December 31,
	2024	2023
Consumer
Accrued interest	$14,282	$11,904
Payroll	148,343	226,435
Taxes	194,072	125,130
Other	24,255	-

Sub-total	380,952	363,469

Commercial
Accrued interest	6,287	7,903
Payroll	199,389	375,663
Taxes	16,735	-
Unvouchered inventory payments	1,053,480	1,041,188
Other	69,106	96,422

Sub-total	1,344,997	1,521,176

Corporate
Accrued interest	6,838	7,227
Payroll	15,982	24,543
Taxes	59,628	404,357
Professional fees	32,920	165,651
Other	1,250	-

Sub-total	116,618	601,778

	$1,842,567	$2,486,423

NOTE 9 — SEGMENT INFORMATION

The following table depicts the Company’s disaggregated condensed consolidated statements of income for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	% of Sales(1)	2023	% of Sales(1)
Consumer	$31,990,028	70.6%	$39,641,434	77.6%
Commercial	13,306,974	29.4%	11,454,443	22.4%

Sales	45,297,002	100.0%	51,095,877	100.0%

Consumer	27,968,699	61.7%	35,546,792	69.6%
Commercial	5,938,846	13.1%	4,787,038	9.4%

Cost of goods sold	33,907,545	74.9%	40,333,830	78.9%

Gross margin	11,389,457	25.1%	10,762,047	21.1%

Expenses:

Consumer	4,009,468	8.9%	2,472,973	4.8%
Commercial	5,108,580	11.3%	5,889,581	11.5%

Selling, general and administrative	9,118,048	20.2%	8,362,554	16.4%

Consumer	112,518	0.2%	79,408	0.2%
Commercial	249,749	0.6%	256,766	0.5%

Depreciation and amortization	362,267	0.8%	336,174	0.7%

Total operating expenses	9,480,315	20.9%	8,698,728	17.0%

Operating income	1,909,142	4.2%	2,063,319	4.0%

Other income (expense):

Consumer	8,003	0.0%	23,929	0.0%
Commercial	217,414	0.5%	129,723	0.3%

Other income	225,417	0.5%	153,652	0.3%

Consumer	(55,697)	-0.1%	(58,209)	-0.1%
Commercial	(53,444)	-0.1%	(56,479)	-0.1%

Interest expense	(109,141)	-0.2%	(114,688)	-0.2%

Income before income taxes	2,025,418	4.5%	2,102,283	4.1%

Consumer	(29,607)	-0.1%	(339,672)	-0.7%
Commercial	(431,632)	-1.1%	(158,902)	-0.4%

Income tax expense	(461,239)	-1.2%	(498,574)	-1.1%

Net income	$1,564,179	3.5%	$1,603,709	3.1%

(1) The "% of Sales" figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, percentages presented may not add up precisely to the totals provided.

The following table depicts the Company’s disaggregated condensed consolidated statements of income for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	% of Sales(1)	2023	% of Sales(1)
Consumer	$60,216,045	70.7%	$76,345,831	75.7%
Commercial	24,938,737	29.3%	24,559,578	24.3%

Sales	85,154,782	100.0%	100,905,409	100.0%

Consumer	52,645,527	61.8%	68,266,221	67.7%
Commercial	10,799,114	12.7%	10,467,239	10.4%

Cost of goods sold	63,444,641	74.5%	78,733,460	78.0%

Gross margin	21,710,141	25.5%	22,171,949	22.0%

Expenses:

Consumer	7,260,958	8.5%	4,868,998	4.8%
Commercial	9,494,066	11.1%	11,398,859	11.3%

Selling, general and administrative	16,755,024	19.7%	16,267,857	16.1%

Consumer	206,194	0.2%	177,542	0.2%
Commercial	499,638	0.6%	512,983	0.5%

Depreciation and amortization	705,832	0.8%	690,525	0.7%

Total operating expenses	17,460,856	20.5%	16,958,382	16.8%

Operating income	4,249,285	5.0%	5,213,567	5.2%

Other income (expense):

Consumer	16,008	0.0%	47,463	0.0%
Commercial	447,937	0.5%	316,968	0.3%

Other income	463,945	0.5%	364,431	0.4%

Consumer	(120,098)	-0.1%	(117,827)	-0.1%
Commercial	(109,897)	-0.1%	(113,925)	-0.1%

Interest expense	(229,995)	-0.3%	(231,752)	-0.2%

Income before income taxes	4,483,235	5.3%	5,346,246	5.3%

Consumer	(88,758)	-0.1%	(657,513)	-0.7%
Commercial	(922,759)	-1.2%	(558,707)	-0.7%

Income tax expense	(1,011,517)	-1.3%	(1,216,220)	-1.4%

Net income	$3,471,718	4.1%	$4,130,026	4.1%

(1) The "% of Sales" figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, percentages presented may not add up precisely to the totals provided.

The following chart depicts the Company’s total assets:

	As of
	June 30, 2024	December 31, 2023

Consumer	$35,482,326	$35,839,361
Commercial	33,765,284	33,777,041
Corporate	4,601,250	3,857,827

	$73,848,860	$73,474,229

NOTE 10 — REVENUE

The following table depicts the Company’s disaggregation of total sales and gross margin for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024			2023
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$31,990,028	$4,021,329	12.6%	$39,641,434	$4,094,642	10.3%

Commercial	13,306,974	7,368,128	55.4%	10,662,093	6,667,405	62.5%

Correction of immaterial error (1)	-	-	-	792,350	-	-

Commercial adjusted	13,306,974	7,368,128	55.4%	11,454,443	6,667,405	58.2%

	$45,297,002	$11,389,457	25.1%	$51,095,877	$10,762,047	21.1%

(1) Correction of immaterial error relating to freight arrangement services, see Note 3 – Accounting Policies and Estimates for further detail.

The following table depicts the Company’s disaggregation of total sales and gross margin for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024			2023
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$60,216,045	$7,570,518	12.6%	$76,345,831	$8,079,610	10.6%

Commercial	24,938,737	14,139,623	56.7%	22,346,736	14,092,339	63.1%

Correction of immaterial error (1)	-	-	-	2,212,842	-	-

Commercial adjusted	24,938,737	14,139,623	56.7%	24,559,578	14,092,339	57.4%

	$85,154,782	$21,710,141	25.5%	$100,905,409	$22,171,949	22.0%

(1) Correction of immaterial error relating to freight arrangement services, see Note 3 – Accounting Policies and Estimates for further detail.

The following table lists the opening and closing balances of our contract assets and liabilities:

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2023	839,239	-	196,382
Closing Balance - 6/30/2023	309,234	-	249,179

Commercial
Opening Balance - 1/1/2023	7,110,536	-	-
Closing Balance - 6/30/2023	7,545,398	-	-

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2024	3,411,501	-	58,728
Closing Balance - 6/30/2024	396,415	-	127,226

Commercial
Opening Balance - 1/1/2024	4,399,658	-	-
Closing Balance - 6/30/2024	4,441,809	-	-

The Company has no contract assets, and the only contract liability is customer deposits, which are reported within other liabilities in the Condensed Consolidated Balance Sheets.

NOTE 11 — LEASES

The following table depicts the Company’s future annual minimum leases payments as of June 30, 2024:

Operating
Leases
Consumer
2024	$344,789
2025	544,944
2026	514,210
2027	209,324
2028	159,210
Thereafter	39,803

Total minimum lease payments	1,812,280
Less imputed interest	(105,001)

Sub-total	1,707,279

Commercial
2024	699,643
2025	1,321,299
2026	474,320
2027	33,454
2028	-
Thereafter	-

Total minimum lease payments	2,528,716
Less imputed interest	(93,148)

Sub-total	2,435,568

Total	4,142,847

Current portion	1,939,765

$2,203,082

All of the Company’s leased facilities as of June 30, 2024, are non-cancellable. The leases are a combination of triple net leases, for which the Company pays its proportionate share of common area maintenance, property taxes, and property insurance, and modified gross leases, for which the Company directly pays for common area maintenance and property insurance. Leasing costs for the three months ended June 30, 2024 and 2023 were $767,902 and $705,635, respectively, comprised of a combination of minimum lease payments and variable lease costs. Leasing costs for the six months ended June 30, 2024 and 2023 were $1,552,637 and $1,361,885, respectively, comprised of a combination of minimum lease payments and variable lease costs.

As of June 30, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases were 2.5 years and 3.8%. As of June 30, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases were 2.8 years and 4.4%.

NOTE 12 — BASIC AND DILUTED AVERAGE SHARES

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,
	2024	2023

Basic weighted average shares	26,248,554	26,916,648
Effect of potential dilutive securities	15,000	15,000

Diluted weighted average shares	26,263,554	26,931,648

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30,
	2024	2023

Basic weighted average shares	26,333,796	26,920,618
Effect of potential dilutive securities	15,000	15,000

Diluted weighted average shares	26,348,796	26,935,618

For the three and six months ended June 30, 2024, and 2023, there was a total of 15 thousand common stock options unexercised. For the three and six months ended June 30, 2024, and 2023, there were no anti-dilutive shares.

On March 14, 2023, a stock repurchase program was unanimously approved by the Company’s Board of Directors (the “Board”), which gave management authorization to purchase up to one million shares of the Company’s stock, at a per-share price not to exceed $9.00, on the open market. The plan expires on March 31, 2026.

The following table lists the repurchase of Company shares for the three and six months ended June 30, 2024:

	Total Number of	Average Price	Total Price	Shares Available
Fiscal Period	Shares Purchased	Paid per Share	Paid	to Purchase
Balance as of January 1, 2024	415,973	$5.18	$2,155,049	584,027

January 1 - 31, 2024	59,417	4.52	268,569	524,610
February 1 - 29, 2024	56,343	4.53	255,195	468,267
March 1 - 31, 2024	85,580	4.46	381,382	382,687

Balance as of March 31, 2024	617,313	$4.96	$3,060,195	382,687

April 1 - 30, 2024	30,891	4.66	143,840	351,796
May 1 - 31, 2024	37,672	4.65	175,257	314,124
June 1 - 30, 2024	83,526	4.74	396,242	230,598

Balance as of June 30, 2024	769,402	$4.91	$3,775,534	230,598

For the three months ended June 30, 2024, the Company repurchased 152,089 shares for $715,339, for an average price of $4.70.

For the six months ended June 30, 2024, the Company repurchased 353,429 shares for $1,620,485, for an average price of $4.58.

NOTE 13 — DEBT

The following table summarizes the details of the Company’s long-term debt obligations:

	Outstanding Balance
	June 30,	December 31,
	2024	2023
Consumer
Note payable, FSB (1)	$2,509,716	$2,563,108
Note payable, Truist Bank (3)	819,975	838,430
Notes payable, TBT (4,5)	2,023,143	2,064,928
Note payable, Kretchmer Transaction (6)	200,000	200,000

Sub-total	5,552,834	5,666,466

Commercial
Note payable, FSB (2)	5,694,200	5,815,381
Note payable, Avail Transaction (7)	500,000	833,333

Sub-total	6,194,200	6,648,714

Corporate
Line of credit, FSB (8)	-	-
Note payable, TBT (9)	2,559,832	2,618,311

Sub-total	2,559,832	2,618,311

Sub-total	14,306,866	14,933,491

Current portion	(1,307,921)	(1,361,443)

	$12,998,945	$13,572,048

The following table depicts the Company’s future principal payments on long-term debt obligations as of June 30, 2024:

	2024	2025	2026	2027	2028	Thereafter
Consumer
Note payable, FSB (1)	55,107	112,154	2,342,455	-	-	-
Note payable, Truist Bank (3)	18,800	38,745	40,203	41,716	43,216	637,296
Notes payable, TBT (4,5)	43,419	487,260	71,359	74,081	76,767	1,270,257
Note payable, Kretchmer Transaction (6)	200,000	-	-	-	-	-

Sub-total	317,326	638,159	2,454,017	115,797	119,983	1,907,553

Commercial
Note payable, FSB (2)	125,031	254,466	5,314,702	-	-	-
Note payable, Avail Transaction (7)	333,333	166,667	-	-	-	-

Sub-total	458,364	421,133	5,314,702	-	-	-

Corporate
Line of Credit, FSB (8)	-	-	-	-	-	-
Note payable, TBT (9)	59,442	2,500,390	-	-	-	-

Sub-total	59,442	2,500,390	-	-	-	-

	$835,132	$3,559,682	$7,768,719	$115,797	$119,983	$1,907,553

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

The Company was in compliance with all of its debt obligation covenants for the three and six months ended June 30, 2024, and June 30, 2023.

The following table depicts the Company’s future scheduled aggregate principal payments and maturities as of June 30, 2024:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year:	Payments	Maturities	Total
2024	635,132	200,000	835,132
2025	767,282	2,792,400	3,559,682
2026	457,492	7,311,227	7,768,719
2027	115,797	-	115,797
2028	119,983	-	119,983
Thereafter	291,704	1,615,849	1,907,553

	$2,387,390	$11,919,476	$14,306,866

NOTE 14 — STOCK-BASED COMPENSATION

There was no stock-based compensation expense for the three and six months ended June 30, 2024, and June 30, 2023.

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company has a corporate policy governing the identification, review, consideration, and approval or ratification of transactions with related persons. Under this policy, all related party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with the Company’s best interests and the best interests of its shareholders. There are no related party transactions subject to reporting as of June 30, 2024, and June 30, 2023.

NOTE 16 — CONTINGENCIES

We review the need to accrue for any loss contingency and establish a liability when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. We do not believe that the resolution of any currently pending lawsuits, claims, and proceedings, either individually or in the aggregate, will have a material adverse effect on financial position, results of operations, or liquidity. However, the outcomes of any currently pending lawsuits, claims, and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate”, “potential,” “continue,” “deploy” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2023 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Introduction

This section includes a discussion of our operations for the three and six months ended June 30, 2024, and June 30, 2023. The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Company’s 2023 Annual Report, the Unaudited Condensed Consolidated Financial Statements, and the related Notes thereto included in Part I, Item 1 of this report.

Use of Non-U.S. GAAP Financial Measures

Within this management discussion and analysis, we use supplemental measures of our performance, which are derived from our interim consolidated financial information, but which are not presented in our interim consolidated financial statements prepared in accordance with U.S. GAAP. We believe that providing these non-U.S. GAAP financial measures adds a meaningful presentation of our operating and financial performance. See the reconciliation of net income to adjusted earnings before interest, tax, depreciation, and amortization (“Adjusted EBITDA”) and Net Cash, in Non-U.S. GAAP Financial Measures below.

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

As to counterbalance economic cycles that impact market selling prices and/or underlying operating costs we adjust the inbound purchase price of commodity-based products, luxury hard assets, and resale technology.

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

General

Envela serves as a holding company, conducting its operations via subsidiaries engaged in various businesses and activities within the re-commerce and recycling sectors. The products and services we offer are delivered by our subsidiaries under their distinct brands, rather than directly by Envela Corporation itself. Our operations are organized into two operating and reportable segments: commercial and consumer.

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

Commercial Segment

Our commercial segment specializes in the de-manufacturing of end-of-life electronic assets to reclaim commodities and other materials, while also engaging in the (“IT”) asset disposition (“ITAD”) industry. The separated commodities, including metals, plastics, and glass, are sold to downstream processors where they are further processed and reintroduced into new products. ITAD services maximize the residual value of retired IT assets by adhering to a reuse-first philosophy and ensuring equipment is refurbished and re-marketed after data sanitization. The company focuses on offering services that manage the entire lifecycle of technology products to ensure data security, regulatory compliance, and environmental sustainability. We are proud of our role to support a circular economy through responsible reuse and recycling of electronic devices.

Segment Activities

The Company believes it is well positioned to take advantage of its overall capital structure.

Consumer Segment

Our strategy is to expand the number of locations we operate by opening new locations throughout the U.S. Likewise, we continue to evaluate opportunities related to complementary product and service offerings for our stores and online business.

Commercial Segment

Our strategy is to expand both organically and through acquisitions. The Company has taken considerable steps to bolster its management team and operating systems to position itself for growth. Our production facilities are capable of managing the expansion of existing relationships and consolidation of acquisition targets within relative proximity to our existing facilities.

Change in Disclosure of Results of Operations

The Company previously disaggregated revenue and gross margin by resale and recycle for each segment within the results of operations. The Company’s revenue and gross margin are now comprised of more diverse revenue and gross margin streams associated with service offerings and as such to continue reporting under the prior disclosure methodology would be less representative of how the business operates. The Company believes that this change has no material impact on the interpretation of our results of operations.

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

The following table provides a reconciliation of net income to Adjusted EBITDA for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024			2023
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net Income (Loss)	$(177,958)	$1,742,137	$1,564,179	$1,168,309	$435,400	$1,603,709
Add (deduct):
Depreciation and amortization	112,518	249,749	362,267	79,408	256,766	336,174
Other income	(8,003)	(217,414)	(225,417)	(23,929)	(129,723)	(153,652)
Interest expense	55,697	53,444	109,141	58,209	56,479	114,688
Income tax expense	29,607	431,632	461,239	339,672	158,902	498,574

Adjusted EBITDA	$11,861	$2,259,548	$2,271,409	$1,621,669	$777,824	$2,399,493

The following table provides a reconciliation of net income to Adjusted EBITDA for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024			2023
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net Income (Loss)	$(89,482)	$3,561,200	$3,471,718	$2,305,193	$1,824,833	$4,130,026
Add (deduct):
Depreciation and amortization	206,194	499,638	705,832	177,542	512,983	690,525
Other income	(16,008)	(447,937)	(463,945)	(47,463)	(316,968)	(364,431)
Interest expense	120,098	109,897	229,995	117,827	113,925	231,752
Income tax expense	88,758	922,759	1,011,517	657,513	558,707	1,216,220

Adjusted EBITDA	$309,560	$4,645,557	$4,955,117	$3,210,612	$2,693,480	$5,904,092

Net Cash

Net Cash is the difference between (i) cash and cash equivalents and (ii) the sum of debt obligations. We believe that presenting net of cash is useful to investors as a measure of our leverage, as cash and cash equivalents can be used, among other things, to repay indebtedness.

The following table depicts the Company’s net cash:

	June 30,	December 31,
	2024	2023
Total cash	$17,344,001	$17,853,853

Less: debt obligations	(14,306,866)	(14,933,491)

Net cash	$3,037,135	$2,920,362

The Company had a net cash position of $3,037,135 as of June 30, 2024, as compared to a net cash position of $2,920,362 as of December 31, 2023.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table depicts our disaggregated condensed consolidated statements of income for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024				2023
	Consumer	Commercial	Consolidated	% of Sales (1)	Consumer	Commercial	Consolidated	% of Sales (1)

Sales	$31,990,028	$13,306,974	$45,297,002	100.0%	$39,641,434	$11,454,443	$51,095,877	100.0%
Cost of goods sold	27,968,699	5,938,846	33,907,545	74.9%	35,546,792	4,787,038	40,333,830	78.9%

Gross margin	4,021,329	7,368,128	11,389,457	25.1%	4,094,642	6,667,405	10,762,047	21.1%

Expenses:
Selling, general and administrative	4,009,468	5,108,580	9,118,048	20.1%	2,472,973	5,889,581	8,362,554	16.4%
Depreciation and amortization	112,518	249,749	362,267	0.8%	79,408	256,766	336,174	0.7%

Total operating expenses	4,121,986	5,358,329	9,480,315	20.9%	2,552,381	6,146,347	8,698,728	17.0%

Operating income (loss)	(100,657)	2,009,799	1,909,142	4.2%	1,542,261	521,058	2,063,319	4.0%

Other income (expense):
Other income	8,003	217,414	225,417	0.5%	23,929	129,723	153,652	0.3%
Interest expense	(55,697)	(53,444)	(109,141)	-0.2%	(58,209)	(56,479)	(114,688)	-0.2%

Income (loss) before income taxes	(148,351)	2,173,769	2,025,418	4.5%	1,507,981	594,302	2,102,283	4.1%

Income tax expense	(29,607)	(431,632)	(461,239)	-1.0%	(339,672)	(158,902)	(498,574)	-1.0%

Net income (loss)	$(177,958)	$1,742,137	$1,564,179	3.5%	$1,168,309	$435,400	$1,603,709	3.1%

(1) The "% of Sales" figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, percentages presented may not add up precisely to the totals provided.

The individual segments reported the following for the three months ended June 30, 2024 and 2023:

Sales

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$45,297,002	$51,095,877	$(5,798,875)	-11.3%
% of consolidated sales	100.0%	100.0%

Consumer	$31,990,028	$39,641,434	$(7,651,406)	-19.3%
% of consumer sales	100.0%	100.0%

Commercial	$13,306,974	$11,454,443	$1,852,531	16.2%
% of commercial sales	100.0%	100.0%

Consolidated

Sales decreased by $5,798,875, or 11.3%, during the three months ended June 30, 2024, to $45,297,002, as compared to $51,095,877 during the same period in 2023.

Consumer Segment

Sales in the consumer segment decreased by $7,651,406, or 19.3%, during the three months ended June 30, 2024, to $31,990,028, as compared to $39,641,434 during the same period in 2023. The change was primarily attributed to demand softness for bullion coupled with continued inventory carry associated with our Arizona stores, which opened in the later part of the second quarter of Fiscal 2024.

Commercial Segment

Sales in the commercial segment increased by $1,852,531, or 16.2%, during the three months ended June 30, 2024, to $13,306,974, as compared to $11,454,443 during the same period in 2023. The change was primarily attributed to the continued favorable performance of the sale of personal technology assets along with stronger sales of shredded electronic scrap grades and associated recoveries.

Cost of Goods Sold

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$33,907,545	$40,333,830	$(6,426,285)	-15.9%
% of consolidated sales	74.9%	78.9%

Consumer	$27,968,699	$35,546,792	$(7,578,093)	-21.3%
% of consumer sales	87.4%	89.7%

Commercial	$5,938,846	$4,787,038	$1,151,808	24.1%
% of commercial sales	44.6%	41.8%

Consolidated

Cost of goods sold decreased by $6,426,285, or 15.9%, during the three months ended June 30, 2024, to $33,907,545, as compared to $40,333,830 during the same period in 2023.

Consumer Segment

Cost of goods sold in the consumer segment decreased by $7,578,093, or 21.3%, during the three months ended June 30, 2024, to $27,968,699, as compared to $35,546,792 during the same period in 2023. The change was primarily attributed to the aforementioned demand softness for bullion and inventory carry. Bullion margins are lower than those associated with hard assets and, as such, the reduction in bullion relieved from inventory had a favorable impact on cost of goods sold as a percentage of sales.

Commercial Segment

Cost of goods sold in the commercial segment increased by $1,151,808, or 24.1%, during the three months ended June 30, 2024, to $5,938,846, as compared to $4,787,038 during the same period in 2023. The change was primarily attributed to the recognition of costs on lower margin shredded electronic scrap grades but was partially offset by the recognition of costs on higher margin personal technology assets.

Gross Margin

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$11,389,457	$10,762,047	$627,410	5.8%
% of consolidated sales	25.1%	21.1%

Consumer	$4,021,329	$4,094,642	$(73,313)	-1.8%
% of consumer sales	12.6%	10.3%

Commercial	$7,368,128	$6,667,405	$700,723	10.5%
% of commercial sales	55.4%	58.2%

Consolidated

Gross margin increased by $627,410, or 5.8%, during the three months ended June 30, 2024, to $11,389,457, as compared to $10,762,047 during the same period in 2023.

Consumer Segment

Gross margin in the consumer segment decreased by $73,313, or 1.8%, during the three months ended June 30, 2024, to $4,021,329, as compared to $4,094,642 during the same period in 2023. The net impact of the aforementioned decrease in sales of $7,651,406 and decrease in cost of goods sold of $7,578,093 resulted in the $73,313 decrease in gross margin.

Commercial Segment

Gross margin in the commercial segment increased by $700,723, or 10.5%, during the three months ended June 30, 2024, to $7,368,128, as compared to $6,667,405 during the same period in 2023. The net impact of the aforementioned increase in sales of $1,852,531 and increase in cost of goods sold $1,151,808 resulted in the $700,723 increase in gross margin.

Selling, General and Administrative

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$9,118,048	$8,362,554	$755,494	9.0%
% of consolidated sales	20.1%	16.4%

Consumer	$4,009,468	$2,472,973	$1,536,495	62.1%
% of consumer sales	12.5%	6.2%

Commercial	$5,108,580	$5,889,581	$(781,001)	-13.3%
% of commercial sales	38.4%	51.4%

Consolidated

Selling, general and administrative expense increased by $755,494, or 9.0%, during the three months ended June 30, 2024, to $9,118,048, as compared to $8,362,554 during the same period in 2023.

Consumer Segment

Selling, general and administrative expense in the consumer segment increased by $1,536,495, or 62.1%, during the three months ended June 30, 2024, to $4,009,468, as compared to $2,472,973 during the same period in 2023. The change was primarily attributed to incurring the operational cost structure of two stores in advance of their opening in the later part of the second quarter of Fiscal 2024 along with continued travel costs in relation to training and preparing stores for opening.

Commercial Segment

Selling, general and administrative expense in the commercial segment decreased by $781,001, or 13.3%, during the three months ended June 30, 2024, to $5,108,580, as compared to $5,889,581 during the same period in 2023. The change was primarily attributed to the operational focus on human capital costs and processing efficiencies at our production facilities. Albeit, in the second quarter of Fiscal 2024 we experienced a marginal increase in human capital costs which is related to the aforementioned processing of shredded electronic scrap grades.

Depreciation and Amortization

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$362,267	$336,174	$26,093	7.8%
% of consolidated sales	0.8%	0.7%

Consumer	$112,518	$79,408	$33,110	41.7%
% of consumer sales	0.4%	0.2%

Commercial	$249,749	$256,766	$(7,017)	-2.7%
% of commercial sales	1.9%	2.2%

Consolidated

Depreciation and amortization expense increased by $26,093, or 7.8%, during the three months ended June 30, 2024 to $362,267, as compared to $336,174 during the same period in 2023.

Consumer Segment

Depreciation and amortization expense in the consumer segment increased by $33,110, or 41.7%, during the three months ended June 30, 2024, to $112,518, as compared to $79,408 during the same period in 2023. The change was primarily attributed to assets associated with our Arizona stores being placed into service.

Commercial Segment

Depreciation and amortization expense in the commercial segment decreased by $7,017, or 2.7%, during the three months ended June 30, 2024, to $249,749, as compared to $256,766 during the same period in 2023. There was no material impact from assets capitalized or reaching maturity in each comparative period and as such no discussion point.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$225,417	$153,652	$71,765	46.7%
% of consolidated sales	0.5%	0.3%

Consumer	$8,003	$23,929	$(15,926)	-66.6%
% of consumer sales	0.0%	0.1%

Commercial	$217,414	$129,723	$87,691	67.6%
% of commercial sales	1.6%	1.1%

Consolidated

Other income increased by $71,765, or 46.7%, during the three months ended June 30, 2024, to $225,417, as compared to $153,652 during the same period in 2023.

Consumer Segment

Other income in the consumer segment decreased by $15,926, or 66.6%, during the three months ended June 30, 2024, to $8,003, as compared to $23,929 during the same period in 2023. The change was primarily attributed to higher working capital requirements as the Company is carrying a higher inventory position from the aforementioned launching of our Arizona stores and as such there was less excess cashflow available to sweep into an interest-bearing account.

Interest income comprised $2 and $22,549 of other income during the three months ended June 30, 2024, and June 30, 2023, respectively.

Commercial Segment

Other income in the commercial segment increased by $87,691, or 67.6%, during the three months ended June 30, 2024, to $217,414, as compared to $129,723 during the same period in 2023. The change was primarily attributed to the continued focus on reducing working capital which has increased the excess cashflow available to sweep into an interest-bearing account.

Interest income comprised $199,960 and $94,875 of other income during the three months ended June 30, 2024, and June 30, 2023, respectively.

Interest Expense

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$(109,141)	$(114,688)	$5,547	-4.8%
% of consolidated sales	-0.2%	-0.2%

Consumer	$(55,697)	$(58,209)	$2,512	-4.3%
% of consumer sales	-0.2%	-0.1%

Commercial	$(53,444)	$(56,479)	$3,035	-5.4%
% of commercial sales	-0.4%	-0.5%

Consolidated

Interest expense decreased by $5,547, or 4.8%, during the three months ended June 30, 2024, to $109,141, as compared to $114,688 during the same period in 2023.

Consumer Segment

Interest expense in the consumer segment decreased by $2,512, or 4.3%, during the three months ended June 30, 2024, to $55,697, as compared to $58,209 during the same period in 2023. There was no material impact from debt additions or amortization in each comparative period and as such no discussion point.

Commercial Segment

Interest expense in the commercial segment decreased by $3,035, or 5.4%, during the three months ended June 30, 2024, to $53,444, as compared to $56,479 during the same period in 2023. There was no material impact from amortization in each comparative period and as such no discussion point.

Income Tax Expense

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$(461,239)	$(498,574)	$37,335	-7.5%
% of consolidated sales	-1.0%	-1.0%

Consumer	$(29,607)	$(339,672)	$310,065	-91.3%
% of consumer sales	-0.1%	-0.9%

Commercial	$(431,632)	$(158,902)	$(272,730)	171.6%
% of commercial sales	-3.2%	-1.4%

Consolidated

Income tax expense, for both segments, for the three months ended June 30, 2024, was $461,239, a decrease of $37,335, as compared to income tax expense of $498,574 for the three months ended June 30, 2023. Currently, the Company has a deferred tax asset reflecting a future tax benefit that the Company expects to receive. The Company has a federal tax rate of approximately 21.0%, in addition to other state and local taxes, on net income. The effective income tax rate was 22.8% and 23.7% for the three months ended June 30, 2024 and 2023, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the Company’s case for the decrease for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Net Income (Loss)

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$1,564,179	$1,603,709	$(39,530)	-2.5%
% of consolidated sales	3.5%	3.1%

Consumer	$(177,958)	$1,168,309	$(1,346,267)	NM
% of consumer sales	-0.6%	2.9%

Commercial	$1,742,137	$435,400	$1,306,737	300.1%
% of commercial sales	13.1%	3.8%

NM – Not Meaningful

Consolidated

Net income decreased by $39,530, or 2.5%, during the three months ended June 30, 2024 to $1,564,179, as compared to $1,603,709 during the same period in 2023. Refer to the aforementioned attributes discussed within the Comparison of Three Months Ended June 30, 2024 and 2023 for further details.

Consumer Segment

Net income (loss) decreased in the consumer segment by $1,346,267, during the three months ended June 30, 2024 to a net loss of $177,958, as compared to net income of $1,168,309 during the same period in 2023. Refer to the aforementioned attributes discussed within the Comparison of Three Months Ended June 30, 2024 and 2023 for further details.

Commercial Segment

Net income increased in the commercial segment by $1,306,737, or 300.1%, during the three months ended June 30, 2024 to $1,742,137, as compared to $435,400 during the same period in 2023. Refer to the aforementioned attributes discussed within the Comparison of Three Months Ended June 30, 2024 and 2023 for further details.

Earnings Per Share

The following table depicts the Company’s earnings per share:

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$0.06	$0.06	$-	0.0%

Consolidated

Basic and diluted earnings per share attributable to holders of our Common Stock remained at $0.06 during the three months ended June 30, 2024, compared to the same period in 2023.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table depicts our disaggregated condensed consolidated statements of income for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024				2023
	Consumer	Commercial	Consolidated	% of Sales (1)	Consumer	Commercial	Consolidated	% of Sales (1)

Sales	$60,216,045	$24,938,737	$85,154,782	100.0%	$76,345,831	$24,559,578	$100,905,409	100.0%
Cost of goods sold	52,645,527	10,799,114	63,444,641	74.5%	68,266,221	10,467,239	78,733,460	78.0%

Gross margin	7,570,518	14,139,623	21,710,141	25.5%	8,079,610	14,092,339	22,171,949	22.0%

Expenses:
Selling, general and administrative	7,260,958	9,494,066	16,755,024	19.7%	4,868,998	11,398,859	16,267,857	16.1%
Depreciation and amortization	206,194	499,638	705,832	0.8%	177,542	512,983	690,525	0.7%

Total operating expenses	7,467,152	9,993,704	17,460,856	20.5%	5,046,540	11,911,842	16,958,382	16.8%

Operating income	103,366	4,145,919	4,249,285	5.0%	3,033,070	2,180,497	5,213,567	5.2%

Other income (expense):
Other income	16,008	447,937	463,945	0.5%	47,463	316,968	364,431	0.4%
Interest expense	(120,098)	(109,897)	(229,995)	-0.3%	(117,827)	(113,925)	(231,752)	-0.2%

Income (loss) before income taxes	(724)	4,483,959	4,483,235	5.3%	2,962,706	2,383,540	5,346,246	5.3%

Income tax expense	(88,758)	(922,759)	(1,011,517)	-1.2%	(657,513)	(558,707)	(1,216,220)	-1.2%

Net income (loss)	$(89,482)	$3,561,200	$3,471,718	4.1%	$2,305,193	$1,824,833	$4,130,026	4.1%

 (1) The "% of Sales" figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, percentages presented may not add up precisely to the totals provided.

The individual segments reported the following for the six months ended June 30, 2024 and 2023:

Sales

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$85,154,782	$100,905,409	$(15,750,627)	-15.6%
% of consolidated sales	100.0%	100.0%

Consumer	$60,216,045	$76,345,831	$(16,129,786)	-21.1%
% of consumer sales	100.0%	100.0%

Commercial	$24,938,737	$24,559,578	$379,159	1.5%
% of commercial sales	100.0%	100.0%

Consolidated

Sales decreased by $15,750,627 or 15.6%, during the six months ended June 30, 2024, to $85,154,782, as compared to $100,905,409 during the same period in 2023.

Consumer Segment

Sales in the consumer segment decreased by $16,129,786, or 21.1%, during the six months ended June 30, 2024, to $60,216,045, as compared to $76,345,831 during the same period in 2023. The change was primarily attributed to demand softness for bullion coupled with continued inventory carry associated with our Arizona stores, which opened in the later part of the second quarter of Fiscal 2024.

Commercial Segment

Sales in the commercial segment increased by $379,159, or 1.5%, during the six months ended June 30, 2024, to $24,938,737, as compared to $24,559,578 during the same period in 2023. The change was primarily attributed to the continued favorable performance of the sale of personal technology assets along with stronger sales of shredded electronic scrap grades and associated recoveries.

Cost of Goods Sold

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$63,444,641	$78,733,460	$(15,288,819)	-19.4%
% of consolidated sales	74.5%	78.0%

Consumer	$52,645,527	$68,266,221	$(15,620,694)	-22.9%
% of consumer sales	87.4%	89.4%

Commercial	$10,799,114	$10,467,239	$331,875	3.2%
% of commercial sales	43.3%	42.6%

Consolidated

Cost of goods sold decreased by $15,288,819, or 19.4%, during the six months ended June 30, 2024, to $63,444,641, as compared to $78,733,460 during the same period in 2023.

Consumer Segment

Cost of goods sold in the consumer segment decreased by $15,620,694, or 22.9%, during the six months ended June 30, 2024, to $52,645,527, as compared to $68,266,221 during the same period in 2023. The change was primarily attributed to the aforementioned demand softness for bullion and inventory carry. Bullion margins are lower than those associated with hard assets and, as such, the reduction in bullion relieved from inventory had a favorable impact on cost of goods sold as a percentage of sales.

Commercial Segment

Cost of goods sold in the commercial segment increased by $331,875, or 3.2%, during the six months ended June 30, 2024, to $10,799,114, as compared to $10,467,239 during the same period in 2023. The change was primarily attributed to the recognition of costs on lower margin shredded electronic scrap grades but was partially offset by the recognition of costs on higher margin personal technology assets.

Gross Margin

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$21,710,141	$22,171,949	$(461,808)	-2.1%
% of consolidated sales	25.5%	22.0%

Consumer	$7,570,518	$8,079,610	$(509,092)	-6.3%
% of consumer sales	12.6%	10.6%

Commercial	$14,139,623	$14,092,339	$47,284	0.3%
% of commercial sales	56.7%	57.4%

Consolidated

Gross margin decreased by $461,808, or 2.1%, during the six months ended June 30, 2024, to $21,710,141, as compared to $22,171,949 during the same period in 2023.

Consumer Segment

Gross margin in the consumer segment decreased by $509,092, or 6.3%, during the six months ended June 30, 2024, to $7,570,518, as compared to $8,079,610 during the same period in 2023. The net impact of the aforementioned decrease in sales of $16,129,786 and decrease in cost of goods sold of $15,620,694 resulted in the $509,092 decrease in gross margin.

Commercial Segment

Gross margin in the commercial segment increased by $47,284, or 0.3%, during the six months ended June 30, 2024, to $14,139,623, as compared to $14,092,339 during the same period in 2023. The net impact of the aforementioned increase in sales of $379,159 and increase in cost of goods sold of $331,875 resulted in the $47,284 increase in gross margin.

Selling, General and Administrative

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$16,755,024	$16,267,857	$487,167	3.0%
% of consolidated sales	19.7%	16.1%

Consumer	$7,260,958	$4,868,998	$2,391,960	49.1%
% of consumer sales	12.1%	6.4%

Commercial	$9,494,066	$11,398,859	$(1,904,793)	-16.7%
% of commercial sales	38.1%	46.4%

Consolidated

Selling, general and administrative expense increased by $487,167, or 3.0%, during the six months ended June 30, 2024, to $16,755,024, as compared to $16,267,857 during the same period in 2023.

Consumer Segment

Selling, general and administrative expense in the consumer segment increased by $2,391,960, or 49.1%, during the six months ended June 30, 2024, to $7,260,958, as compared to $4,868,998 during the same period in 2023. The change was primarily attributed to incurring the operational cost structure of two stores in advance of their opening in the later part of the second quarter of Fiscal 2024 along with continued travel costs in relation to training and preparing the stores for opening.

Commercial Segment

Selling, general and administrative expense in the commercial segment decreased by $1,904,793, or 16.7%, during the six months ended June 30, 2024, to $9,494,066, as compared to $11,398,859 during the same period in 2023. The change was primarily attributed to the operational focus on human capital costs and processing efficiencies at our production facilities. Albeit, in the second quarter of Fiscal 2024 we experienced a marginal increase in human capital costs which is correlative to the aforementioned processing of shredded electronic scrap grades.

Depreciation and Amortization

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$705,832	$690,525	$15,307	2.2%
% of consolidated sales	0.8%	0.7%

Consumer	$206,194	$177,542	$28,652	16.1%
% of consumer sales	0.3%	0.2%

Commercial	$499,638	$512,983	$(13,345)	-2.6%
% of commercial sales	2.0%	2.1%

Consolidated

Depreciation and amortization expense increased by $15,307, or 2.2%, during the six months ended June 30, 2024, to $705,832, as compared to $690,525 during the same period in 2023.

Consumer Segment

Depreciation and amortization expense in the consumer segment increased by $28,652, or 16.1%, during the six months ended June 30, 2024, to $206,194, as compared to $177,542 during the same period in 2023. The change was primarily attributed to assets associated with our Arizona stores being placed into service.

Commercial Segment

Depreciation and amortization expense in the commercial segment decreased by $13,345, or 2.6%, during the six months ended June 30, 2024, to $499,638, as compared to $512,983 during the same period in 2023. There was no material impact from assets capitalized or reaching maturity in each comparative period and as such no discussion point.

Other Income (Expense)

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$463,945	$364,431	$99,514	27.3%
% of consolidated sales	0.5%	0.4%

Consumer	$16,008	$47,463	$(31,455)	-66.3%
% of consumer sales	0.0%	0.1%

Commercial	$447,937	$316,968	$130,969	41.3%
% of commercial sales	1.8%	1.3%

Consolidated

Other income increased by $99,514, or 27.3%, during the six months ended June 30, 2024, to $463,945, as compared to $364,431 during the same period in 2023.

Consumer Segment

Other income in the consumer segment decreased by $31,455, or 66.3%, during the six months ended June 30, 2024, to $16,008, as compared to $47,463 during the same period in 2023. The change was primarily attributed to higher working capital requirements as the Company is carrying a higher inventory position from the aforementioned launching of our Arizona stores and as such there was less excess cashflow available to sweep into an interest-bearing account.

Interest income comprised $8 and $44,112 of other income during the six months ended June 30, 2024, and June 30, 2023, respectively.

Commercial Segment

Other income in the commercial segment increased by $130,969, or 41.3%, during the six months ended June 30, 2024, to $447,937, as compared to $316,968 during the same period in 2023. The change was primarily attributed to the continued focus on reducing working capital which has increased the excess cashflow available to sweep into an interest-bearing account.

Interest income comprised $396,522 and $156,252 of other income during the six months ended June 30, 2024, and June 30, 2023, respectively.

Interest Expense

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$(229,995)	$(231,752)	$1,757	-0.8%
% of consolidated sales	-0.3%	-0.2%

Consumer	$(120,098)	$(117,827)	$(2,271)	1.9%
% of consumer sales	-0.2%	-0.2%

Commercial	$(109,897)	$(113,925)	$4,028	-3.5%
% of commercial sales	-0.4%	-0.5%

Consolidated

Interest expense decreased by $1,757, or 0.8%, during the six months ended June 30, 2024, to $229,995, as compared to $231,752 during the same period in 2023.

Consumer Segment

Interest expense in the consumer segment increased by $2,271, or 1.9%, during the six months ended June 30, 2024, to $120,098, as compared to $117,827 during the same period in 2023. There was no material impact from debt additions or amortization in each comparative period and as such no discussion point.

Commercial Segment

Interest expense in the commercial segment decreased by $4,028, or 3.5%, during the six months ended June 30, 2024, to $109,897, as compared to $113,925 during the same period in 2023. There was no material impact from amortization in each comparative period and as such no discussion point.

Income Tax Expense

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$(1,011,517)	$(1,216,220)	$204,703	-16.8%
% of consolidated sales	-1.2%	-1.2%

Consumer	$(88,758)	$(657,513)	$568,755	-86.5%
% of consumer sales	-0.1%	-0.9%

Commercial	$(922,759)	$(558,707)	$(364,052)	65.2%
% of commercial sales	-3.7%	-2.3%

Consolidated

Income tax expense, for both segments, for the six months ended June 30, 2024, was $1,011,517, a decrease of $204,703, as compared to income tax expense of $1,216,220 for the six months ended June 30, 2023. Currently, the Company has a deferred tax asset reflecting a future tax benefit that the Company expects to receive. The Company has a federal tax rate of approximately 21.0%, in addition to other state and local taxes, on net income. The effective income tax rate was 22.6% and 22.7% for the six months ended June 30, 2024 and 2023, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the Company’s case for the decrease for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Net Income (Loss)

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$3,471,718	$4,130,026	$(658,308)	-15.9%
% of consolidated sales	4.1%	4.1%

Consumer	$(89,482)	$2,305,193	$(2,394,675)	NM
% of consumer sales	-0.1%	3.0%

Commercial	$3,561,200	$1,824,833	$1,736,367	95.2%
% of commercial sales	14.3%	7.4%

NM – Not Meaningful

Consolidated

Net income decreased by $658,308, or 15.9%, during the six months ended June 30, 2024 to $3,471,718, as compared to $4,130,026 during the same period in 2023.

Consumer Segment

Net income (loss) decreased in the consumer segment by $2,394,675, during the six months ended June 30, 2024 to a net loss of $89,482, as compared to net income of $2,305,193 during the same period in 2023. Refer to the aforementioned attributes discussed within the Comparison of Six Months Ended June 30, 2024 and 2023 for further details.

Commercial Segment

Net income increased in the commercial segment by $1,736,367, or 95.2%, during the six months ended June 30, 2024 to $3,561,200, as compared to $1,824,833 during the same period in 2023. Refer to the aforementioned attributes discussed within the Comparison of Six Months Ended June 30, 2024 and 2023 for further details.

Earnings Per Share

The following table depicts the Company’s earnings per share:

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

Consolidated	$0.13	$0.15	$(0.02)	-13.3%

Consolidated

Basic and diluted earnings per share attributable to holders of our Common Stock decreased by $0.02, or 13.3%, during the six months ended June 30, 2024, to $0.13, as compared to $0.15 during the same period in 2023.

Liquidity and Capital Resources

The following table summarizes the Company’s Consolidated Statement of Cashflows:

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Net cash provided by (used in):
Operating activities	$3,002,262	$2,748,490	$253,772	9.2%
Investing activities	(1,265,004)	(722,621)	$(542,383)	75.1%
Financing activities	(2,247,110)	(815,062)	(1,432,048)	175.7%

Net increase (decrease) in cash and cash equivalents	$(509,852)	$1,210,807	$(1,720,659)	NM

NM – Not Meaningful

Operating Activities

During the six months ended June 30, 2024, cash flows provided by operations totaled $3,002,262, and during the six months ended June 30, 2023, cash flows provided by operations totaled $2,748,490, a change of $253,772. The increase in cash provided by operations for the six months ended June 30, 2024 was primarily attributed to the impacts of a decrease in net income, a decrease in non-cash charges relating to deferred taxes, along with a reduction in accounts receivable associated with the settlement of a large SOW with a recurring customer, an increased inventory position associated with the expansion of the consumer business, and a decrease in accruals primarily associated with payroll.

Investing Activities

During the six months ended June 30, 2024 and 2023, cash flows (used in) investing activities totaled $1,265,004 and $722,621, respectively, a change of $542,383. The increase in cash used in investing activities during the six months ended June 30, 2024, was primarily attributed to the buildout of our Arizona stores, purchase of production assets within our recycling business and continued development of our enterprise resource planning system. The prior comparative period had cash flows (used in) investing activities of $722,621, which primarily consisted of payments received from notes receivable of $578,250, offset by the purchase of property and equipment of $1.3 million.

Financing Activities

During the six months ended June 30, 2024 and 2023, cash flows (used in) financing activities totaled $2,247,110 and $815,062, respectively, a change of $1,432,048. The increase in cash used in financing activities during the six months ended June 30, 2024, was primarily due to our share buyback plan as principal payments on debt were in relative parity.

Capital Resources

Although the Company has access to a line of credit our primary source of liquidity and capital resources currently consist of cash generated from our operating activities. We do not anticipate the need to fund our operations via the line of credit and we do not have any amounts drawn as of June 30, 2024. We have historically renewed, extended, or replaced short-term debt as it matures, and management believes that we will be able to continue to do so in the near future.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company's business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flow. Management is also not aware of any legal proceedings contemplated by government agencies of which the outcome is reasonably likely to have a material adverse effect on the Company's financial condition, results of operations or cash flow.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the Company’s 2023 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases

The following lists the repurchase of Company shares for the three months ended June 30, 2024:

	Total Number of
	Shares Purchased			Maximum Number
	as Part of Publicly			of Shares that May
	Announced Plan	Average Price	Total Price	Yet be Purchased
Fiscal Period	or Program (1) (2)	Paid Per Share ($)	Paid	Under the Plans
Balance as of March 31, 2024	617,313	$4.96	$3,060,195	382,687

April 1 - 30, 2024	30,891	4.66	143,840	351,796
May 1 - 31, 2024	37,672	4.65	175,257	314,124
June 1 - 30, 2024	83,526	4.74	396,242	230,598

Balance as of June 30, 2024	769,402	$4.91	$3,775,534	230,598

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

ENVELA CORPORATION (Registrant)

Date: August 7, 2024	By:	/s/ JOHN R. LOFTUS
John R. Loftus
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024		/s/ JOHN G. DELUCA
John G. DeLuca
Chief Financial Officer (Principal Accounting Officer)

