Form 10-Q
period 2024-09-30
Envela Corp
filed 2024-11-05
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                           to

Commission File Number 001-11048

ENVELA CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	88-0097334
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1901 Gateway Drive, Suite 100, Irving, Texas 75038
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

As of November 4, 2024 the registrant had 25,995,847 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2024	2023	2024	2023
Sales	$46,899,559	$36,876,486	$132,054,341	$137,781,895
Cost of goods sold	35,435,320	27,142,204	98,879,961	105,875,664

Gross margin	11,464,239	9,734,282	33,174,380	31,906,231

Expenses:
Selling, general and administrative	9,028,988	7,446,380	25,784,012	23,714,237
Depreciation and amortization	414,779	337,713	1,120,611	1,028,238

Total operating expenses	9,443,767	7,784,093	26,904,623	24,742,475

Operating income	2,020,472	1,950,189	6,269,757	7,163,756

Other income (expense):
Other income	340,351	192,437	804,296	556,868
Interest expense	(106,139)	(117,166)	(336,134)	(348,918)

Income before income taxes	2,254,684	2,025,460	6,737,919	7,371,706
Income tax expense	(569,645)	(317,967)	(1,581,162)	(1,534,187)

Net income	$1,685,039	$1,707,493	$5,156,757	$5,837,519

Basic earnings per share:
Net income	$0.06	$0.06	$0.20	$0.22

Diluted earnings per share:
Net income	$0.06	$0.06	$0.20	$0.22

Weighted average shares outstanding:
Basic	26,061,748	26,809,778	26,242,452	26,884,221
Diluted	26,076,748	26,824,778	26,257,452	26,899,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$17,752,199	$17,853,853
Accounts receivable, net of allowances	3,881,479	7,811,159
Notes receivable	3,000	4,700
Inventories	29,073,234	23,146,177
Prepaid expenses	750,412	1,082,425
Other current assets	75,590	—
Total current assets	51,535,914	49,898,314

Property and equipment, net	13,266,943	10,764,224
Right-of-use assets from operating leases	4,448,956	4,189,621
Goodwill	3,621,453	3,921,453
Intangible assets, net	4,283,558	4,499,170
Other assets	234,744	201,447

Total assets	$77,391,568	$73,474,229

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,591,213	$3,126,743
Notes payable	971,603	1,361,443
Operating lease liabilities	2,020,122	1,807,729
Accrued expenses	2,315,745	2,486,423
Other current liabilities	2,924,060	211,651
Total current liabilities	10,822,743	8,993,989

Deferred tax liability	34,187	38,668
Notes payable, less current portion	12,870,182	13,572,048
Operating lease liabilities, less current portion	2,547,841	2,560,671

Total liabilities	$26,274,953	$25,165,376

Contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and 26,008,034 shares outstanding as of September 30, 2024; 26,924,631 shares issued and 26,508,658 shares outstanding as of December 31, 2023	269,246	269,246
Treasury stock at cost, 916,597 and 415,973 shares, as of September 30, 2024 and December 31, 2023, respectively	(4,504,044)	(2,155,049)
Additional paid-in capital	40,173,000	40,173,000
Retained earnings	15,178,413	10,021,656

Total stockholders’ equity	51,116,615	48,308,853

Total liabilities and stockholders’ equity	$77,391,568	$73,474,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Unaudited)	2024	2023
Operations
Net income	$5,156,757	$5,837,519
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,120,611	1,028,238
Provision for credit losses	260,898	400,493
Deferred taxes	(4,481)	1,385,651
Non-cash lease expense	1,525,870	1,418,928
Changes in operating assets and liabilities:
Accounts receivable	3,668,782	(1,385,580)
Inventories	(5,927,057)	(4,295,072)
Prepaid expenses	332,013	165,863
Other assets	(104,188)	(55,600)
Accounts payable	(535,530)	162,899
Accrued expenses	(170,678)	(56,828)
Operating leases	(1,585,642)	(1,420,605)
Other liabilities	2,712,409	284,085

Net cash provided by operations	6,449,764	3,469,991

Investing
Purchase of property and equipment	(2,955,024)	(1,563,612)
Purchase of intangible assets	(302,693)	—
Investment in notes receivable	(3,000)	578,250
Acquisition, Kretchmer Transaction	—	(100,000)

Net cash (used in) investing	(3,260,717)	(1,085,362)

Financing
Payments on notes payable	(941,706)	(930,858)
Purchase of treasury stock	(2,348,995)	(1,318,351)

Net cash (used in) financing	(3,290,701)	(2,249,209)

Net change in cash and cash equivalents	(101,654)	135,420
Cash and cash equivalents, beginning of period	17,853,853	17,169,969

Cash and cash equivalents, end of period	$17,752,199	$17,305,389

Supplemental disclosures
Cash paid during the period for:
Interest	$385,285	$349,747
Income taxes	$1,862,525	$196,165

Noncash investing and financing activities
Kretchmer Transaction measurement period adjustment, addition to intangible assets, reduction to goodwill	27,500	—
Kretchmer Transaction measurement period adjustment, addition to property and equipment, reduction to goodwill	122,500	—
Kretchmer Transaction measurement period adjustment, reduction to notes payable, reduction to goodwill	150,000	—
Kretchmer Transaction, addition to notes payable, addition to goodwill	—	200,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Three Months Ended September 30, 2023

Balance as of July 1, 2023	26,924,631	$269,246	(27,421)	$(194,820)	—	$—	$40,173,000	$7,004,230	$47,251,656

Net Income	—	—	—	—	—	—	—	1,707,493	1,707,493

Shares repurchased	—	—	(197,210)	(1,123,531)	—	—	—	—	(1,123,531)

Balance as of September 30, 2023	26,924,631	$269,246	(224,631)	$(1,318,351)	—	$—	$40,173,000	$8,711,723	$47,835,618

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Three Months Ended September 30, 2024

Balance as of July 1, 2024	26,924,631	$269,246	(769,402)	$(3,775,534)	—	$—	$40,173,000	$13,493,374	$50,160,086

Net Income	—	—	—	—	—	—	—	1,685,039	1,685,039

Shares repurchased	—	—	(147,195)	(728,510)	—	—	—	—	(728,510)

Balance as of September 30, 2024	26,924,631	$269,246	(916,597)	$(4,504,044)	—	$—	$40,173,000	$15,178,413	$51,116,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Nine Months Ended September 30, 2023

Balance as of January 1, 2023	26,924,631	$269,246	—	$—	—	$—	$40,173,000	$2,874,204	$43,316,450

Net Income	—	—	—	—	—	—	—	5,837,519	5,837,519

Shares repurchased	—	—	(224,631)	(1,318,351)	—	—	—	—	(1,318,351)

Balance as of September 30, 2023	26,924,631	$269,246	(224,631)	$(1,318,351)	—	$—	$40,173,000	$8,711,723	$47,835,618

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Nine Months Ended September 30, 2024

Balance as of January 1, 2024	26,924,631	$269,246	(415,973)	$(2,155,049)	—	$—	$40,173,000	$10,021,656	$48,308,853

Net Income	—	—	—	—	—	—	—	5,156,757	5,156,757

Shares repurchased	—	—	(500,624)	(2,348,995)	—	—	—	—	(2,348,995)

Balance as of September 30, 2024	26,924,631	$269,246	(916,597)	$(4,504,044)	—	$—	$40,173,000	$15,178,413	$51,116,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

These unaudited interim condensed consolidated financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X prescribed by the Securities and Exchange Commission (the “SEC”). Pursuant to the SEC’s rules and regulations, Quarterly Reports do not include all of the information and notes required by U.S. GAAP. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2024 (“Fiscal 2024”). Management suggests these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Fiscal 2023”) filed with the SEC on March 21, 2024 (“2023 Annual Report”).

The Company does not have any variable interest entities requiring consolidation. The Company’s operations are located within the contiguous U.S. and its functional and reporting currency is the U.S. dollar. All intercompany transactions and balances have been eliminated.

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

Envela serves as a holding company, conducting its operations via subsidiaries engaged in various businesses and activities within the re-commerce and recycling sectors. The products and services we offer are delivered by our subsidiaries under their distinct brands, rather than directly by Envela itself. Our operations are organized into two operating and reporting segments: consumer and commercial, which additionally are the Company’s reporting units.

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

NOTE 3 — ACCOUNTING POLICIES AND ESTIMATES

Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the immediate or short-term nature of these financial instruments. Notes payable approximate fair value due to the market interest rate charged.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of and/or potential impairment of goodwill and intangible assets for the reporting units; useful lives of our tangible and intangible assets; allowances for credit losses; the market value of, and demand for, our inventory and the potential outcome of uncertain tax positions that have been recognized on our consolidated financial statements or tax returns. Actual results could differ from those estimates and assumptions.

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

Consumer Segment

For the consumer segment, revenue from monetary transactions (i.e., cash and accounts receivable) with wholesale customers is recognized when the merchandise is delivered or at the point of sale for retail customers, and consideration for the transaction has been made either by immediate payment or through a receivable obligation. For e-commerce, revenue is recognized when the customer has fulfilled their obligation to pay or promise to pay and goods have been shipped.

Revenue on precious metals requiring an assay is recognized upon transfer of title, based on the determination of the underlying weight and price of the associated metals.

The Company offers third-party financing for retail customers. Revenue is recognized upon transfer of title, with the promise of the third-party financing company to pay.

Commercial Segment

The commercial segment recognizes revenue at an amount that reflects the consideration to which we expect to be entitled to in exchange for transferring goods or services to the customer.

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

See Note 10 – Revenue for further details.

Sales Returns and Allowances

Sales are recorded, net of expected returns. In some cases, the consumer and commercial segment’s customers may return a product purchased within 30 days of receipt. Our allowance for estimated returns is based on our review of historical returns experience and reduces our reported revenues accordingly.

As of September 30, 2024, and December 31, 2023, the consumer segment’s allowance for returns was $69,372 and $28,402, respectively.

As of September 30, 2024, and December 31, 2023, the commercial segment’s allowance for returns was $55,501 and $0, respectively.

Concentrations and Credit Risk

The Company is potentially subject to concentrations of counterparty credit risk. The concentrations described herein pertain to certain domestic precious metals transactions requiring an assay which are of short duration and settled on comparable terms. Overall customer concentrations as a percentage of sales may vary as a result of the mix of product being sold within each comparative period. Individual customer concentrations are also impacted by each customer’s production schedule and as such the Company identifies the most appropriate sales outlet to ensure a timely transaction settlement.

For the nine months ended September 30, 2024, two customers aggregated 40.0% of our sales and represented 0.0% of our accounts receivable balance.

For the nine months ended September 30, 2023, three customers aggregated 38.5% of our sales and represented 0.0% of our accounts receivable balance.

The Company believes that no single customer is critical to its business as a result of having diverse revenue streams and the optionality of sales outlets primarily associated with base and precious metals.

Shipping and Handling Costs

Within the consumer and commercial segments, outbound shipping and handling costs are accounted for as fulfillment costs within cost of goods sold.

For the three months ended September 30, 2024 and 2023, the consumer segment’s outbound shipping and handling costs were $17,223 and $3,846, respectively. For the three months ended September 30, 2024 and 2023, the commercial segment’s outbound shipping and handling costs were $1,128,553 and $1,096,423, respectively.

For the nine months ended September 30, 2024 and 2023, the consumer segment’s outbound shipping and handling costs were $67,013 and $9,083, respectively. For the nine months ended September 30, 2024 and 2023, the commercial segment’s outbound shipping and handling costs were $3,716,832 and $4,308,906, respectively.

Advertising Costs

The consumer and commercial segment’s advertising costs are expensed as incurred.

For the three months ended September 30, 2024 and 2023, the consumer segment’s advertising costs were $357,151 and $162,713, respectively. For the three months ended September 30, 2024 and 2023, the commercial segment’s advertising costs were $59,714 and $10,803, respectively.

For the nine months ended September 30, 2024 and 2023, the consumer segment’s advertising costs were $930,132 and $713,840, respectively. For the nine months ended September 30, 2024 and 2023, the commercial segment’s advertising costs were $192,691 and $32,042, respectively.

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

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the likelihood that the benefit of the deferred tax assets will be realized and the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the three and nine months ended September 30, 2024 and 2023. The Company did not have a deferred tax asset as of September 30, 2024, or December 31, 2023, and as such, there was no valuation allowance.

As of September 30, 2024, the Company had a deferred tax liability of $34,187. As of December 31, 2023, the Company had a deferred tax liability of $38,668.

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

The Company allocates its corporate expenses to its operating segments, including selling, general and administrative expenses, depreciation and amortization, other income, interest expense, and income tax expense.

See Note 2 – Principles of Consolidation and Nature of Operations for further details.

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

See Note 15 – Stock-Based Compensation for further details.

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

Accounts Receivable, Net of Allowances

Accounts receivable represent amounts primarily due from customers on products and services. Our allowance for credit losses is primarily determined by an analysis of our accounts receivable aging, using the expected losses methodology. The allowance for credit losses is determined based on the historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are considered and expected to be uncollectable are included in the allowance for credit losses. Accounts receivables are considered delinquent when payment has not been made within contract terms. Accounts receivables are written off when all efforts to collect have been exhausted and the potential for recovery is considered remote.

As of September 30, 2024, and December 31, 2023, the consumer segment’s allowance for credit losses was $0 and $0, respectively.

As of September 30, 2024, and December 31, 2023, the commercial segment’s allowance for credit losses was $415,593 and $260,858, respectively.

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

See Note 5 – Inventories for further details.

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. There were no triggering events identified during the nine months ended September 30, 2024, requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

See Note 6 – Goodwill for further details.

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

See Note 7 – Property and Equipment, Net for further details.

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

See Note 8 – Intangible Assets, Net for further details.

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

See Note 11 – Revenue for further details.

Changes in Disclosure

The Company has elected to discontinue the reporting of disaggregated of inventory and revenue by resale and recycle. The Company’s business operations continue to evolve and include fee-for-service revenue that does not always correlate to these categories and underlying inventory positions; further, our inventory positions within these disaggregated presentations can vary at any point in time as they are a diverse mix of technology assets, base and precious metals and luxury hard assets. The Company believes that its disclosure of the nature of its operations, the type of inventory held at each segment and associated risk factors provides a sufficient understanding of its impact on our business.

See Note 5 – Inventories and Note 11 – Revenue for further details.

Reclassifications

For the Company’s 2023 Annual Report, the presentation of the operations section within its consolidated statements of cash flows was updated to present “non-cash lease expense” as a separate line item, previously included within “changes in operating assets and liabilities – operating leases.” The Company has elected to reclassify $1,418,928 from operating leases to non-cash lease expense in the condensed consolidated statements of cash flows for the nine months ended September 30, 2023.

See the condensed consolidated statements of cash flows for further details.

The Company has elected to reclassify $200 thousand in noncash activities associated with the acquisition of Steven Kretchmer, Inc. which were presented in the Company’s Form 10-Q for the quarterly period ended September 30, 2023, as an investing cash outflow of $300 thousand for “Acquisition of Steven Kretchmer, Inc.,” and a financing cash inflow of $200 thousand for “Proceeds from note payable, Steven Kretchmer, Inc. acquisition.” The investing outflow for the acquisition of Steven Kretchmer, Inc. was $100 thousand. The reclassification had no impact on gross margin, operating income, net income, and basic and diluted earnings per share nor any other financial statement amount.

See the condensed consolidated statements of cash flows and Note 4 – Changes in Business for further details.

For the Company’s 2023 Annual Report, the amount reported for other current assets within the consolidated balance sheets is related entirely to notes receivables. The Company has elected to present notes receivable as its own line item and has reclassified the historical presentation of the aforementioned as of December 31, 2023.

See the condensed consolidated balance sheets for further details.

The Company previously did not disclose construction in progress and intangible assets under development. The Company has determined that providing this information further enhances the understanding of the nature of our capital expenditures. The Company has elected to reclassify the historical presentation of the aforementioned as of December 31, 2023.

See Note 7 – Property and Equipment, Net for further details.

The Company previously reported the development of its enterprise resource planning system within property and equipment, net. The Company has further evaluated the nature of this asset under ASC 350, Intangibles – Goodwill and Other, and has determined that it is a nonmonetary asset without physical substance and was acquired separately from hardware and as such be reported within intangible assets, net. The Company has elected to reclassify the historical presentation of the aforementioned as of December 31, 2023.

See Note 8 – Intangible Assets, Net for further details.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will require the Company to disclose segment expenses that are significant and regularly provided to the CODM. In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. ASU 2023-07 will be effective for fiscal years beginning January 1, 2024, Form 10-K, and interim periods within fiscal years beginning on January 1, 2025. The standard will be adopted beginning January 1, 2024, for the fiscal year and adopted for the interim periods beginning January 1, 2025, by using a modified retrospective transition approach. The Company does not expect adoption to have a material impact on its consolidated financial statements.

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

No other recently issued or effective ASUs had, or are expected to have, a material impact on our financial position and results of operations.

NOTE 4 — CHANGES IN BUSINESS

On September 12, 2024, the consumer segment entered into a purchase agreement relating to the acquisition of the assets of Steven Kretchmer, Inc. (the “Kretchmer Transaction”), which amended, restated, and replaced the original terms and conditions of the stock purchase agreement entered into on September 12, 2023. The Kretchmer Transaction qualified as a business combination for accounting purposes, which involves the application of the acquisition method described in ASC 805, Business Combinations. The new asset purchase agreement was entered into by Steven Kretchmer, LLC a 100% owned subsidiary of the Company. Along with a change in the nature of the acquisition, the purchase price was amended from $300 thousand to $150 thousand. The purchase consideration transferred for the Kretchmer Transaction was $100 thousand in cash, paid on September 12, 2023, and the remaining $50 thousand through a note payable obligation.

See Note 14 – Debt for further details.

The primary purpose of the Kretchmer Transaction was to broaden customer offerings with a complimentary brand and provide another outlet for the reuse of ethically sourced precious metals and gemstones in the manufacturing of new products.

The results of operations relating to the Kretchmer Transaction have been reflected in the Company’s consolidated financial statements from the initial date of acquisition. The Kretchmer Transaction was not material to the Company’s consolidated financial statements, and therefore, pro forma operating results and other disclosures for the Kretchmer Transaction are not presented except as referenced below.

As part of the Kretchmer Transaction, on September 12, 2023 the consumer segment recorded goodwill of $300 thousand as part of the initial purchase price allocation. During the three months ended September 30, 2024, with the finalization of the terms of the Kretchmer Transaction, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in a $300 thousand decrease to goodwill, a $150 thousand decrease due to the amendment of the purchase price, and a $150 thousand decrease due to the recognition of the assets acquired as part of the acquisition. As of September 30, 2024, the accounting for the Kretchmer Transaction is complete.

See Note 6 – Goodwill for further details.

In accordance with ASC 805, Business Combinations, the table presented below represents the final allocation of purchase price consideration.

The following table summarizes the fair values that were allocated to the Kretchmer Transaction:

Fair Value

Property and equipment, net	$127,000
Intangible assets, net	23,000

$150,000

The impacts of the measurement period adjustments to the Kretchmer Transaction as it pertains to the condensed consolidated statements of income were to depreciation and amortization expense, and are immaterial to the financial statements.

NOTE 5 — INVENTORIES

The following table summarizes the details of the Company’s inventories:

	September 30,	December 31,
	2024	2023
Consumer
Trade inventories	$27,866,050	$21,905,055

Sub-total	27,866,050	21,905,055

Commercial
Trade inventories	1,207,184	1,241,122

Sub-total	1,207,184	1,241,122

	$29,073,234	$23,146,177

NOTE 6 — GOODWILL

The following table summarizes the details of the Company’s changes in goodwill:

	September 30,	December 31,
	2024	2023
Consumer
Opening balance	$300,000	$—
Additions (reductions) (1)	(300,000)	300,000

Sub-total	—	300,000

Commercial
Opening balance	3,621,453	3,621,453
Additions (reductions)	—	—

Sub-total	3,621,453	3,621,453

	$3,621,453	$3,921,453
(1)	The decrease in goodwill of $300 thousand for the nine months ended September 30, 2024, related to measurement period adjustments pertaining to the Kretchmer Transaction.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

The following table summarizes the details of the Company’s property and equipment, net:

				Adjusted
	September 30,	December 31,		December 31,
	2024	2023	Reclassification	2023
Consumer
Land	$1,824,892	$1,824,892	$—	$1,824,892
Building and improvements	5,981,222	4,126,507	(1,443,207)	2,683,300
Leasehold improvements	1,514,780	1,450,695	—	1,450,695
Furniture and fixtures	935,414	802,058	(101,226)	700,832
Machinery and equipment	1,454,304	1,224,783	(3,215)	1,221,568
Vehicles	22,859	22,859	—	22,859
Construction in progress (1)	500,018	—	1,547,648	1,547,648
	12,233,489	9,451,794	—	9,451,794
Less: accumulated depreciation	(3,238,534)	(2,946,727)	—	(2,946,727)

Sub-total	8,994,955	6,505,067	—	6,505,067

Commercial
Leasehold improvements	151,647	151,647	—	151,647
Furniture and fixtures	145,950	145,950	—	145,950
Machinery and equipment	1,179,366	1,142,731	(48,979)	1,093,752
Vehicles	222,232	222,232	—	222,232
Construction in progress (2)	-	—	48,979	48,979
	1,699,195	1,662,560	—	1,662,560
Less: accumulated depreciation	(968,891)	(819,389)	—	(819,389)

Sub-total	730,304	843,171	—	843,171

Corporate
Land	1,106,664	1,106,664	—	1,106,664
Building and improvements	2,688,523	2,505,716	(3,500)	2,502,216
Machinery and equipment	28,627	28,627	—	28,627
Enterprise resource planning system (3)	—	191,075	(191,075)	—
Construction in progress (4)	—	—	3,500	3,500
	3,823,814	3,832,082	(191,075)	3,641,007
Less: accumulated depreciation	(282,130)	(225,021)	—	(225,021)

Sub-total	3,541,684	3,607,061	(191,075)	3,415,986

	$13,266,943	$10,955,299	$(191,075)	$10,764,224
(1)	The reclassification primarily related to the build-out of our Arizona retail stores, which were placed into service in the second quarter of Fiscal 2024.
(2)	The reclassification related to the build-out of production equipment, which was placed into service in the second quarter of Fiscal 2024.
(3)	Reclassified amount to intangible assets, net. See Note 8 – Intangible Assets, Net for further details.
(4)	The reclassification related to improvements to our corporate headquarters, which were placed into service in the second quarter of Fiscal 2024.

NOTE 8 — INTANGIBLE ASSETS, NET

The following table summarizes the details of the Company’s intangible assets, net:

				Adjusted
	September 30,	December 31,		December 31,
	2024	2023	Reclassification	2023
Consumer
Technology	$409,896	$371,352	$—	$371,352
Customer lists	13,000	—	—	—
Assets under development (2)	7,551	—	—	—
	430,447	371,352	—	371,352
Less: accumulated amortization	(377,562)	(365,852)	—	(365,852)

Sub-total	52,885	5,500	—	5,500

Commercial
Trademarks/tradenames	2,869,000	2,869,000	—	2,869,000
Customer contracts	1,873,000	1,873,000	—	1,873,000
Customer relationships	1,809,000	1,809,000	—	1,809,000
	6,551,000	6,551,000	—	6,551,000
Less: accumulated amortization	(2,720,491)	(2,248,405)	—	(2,248,405)

Sub-total	3,830,509	4,302,595	—	4,302,595

Corporate
Technology	439,473	—		—
Assets under development (1)(2)	22,700	—	191,075	191,075
	462,173	—	191,075	191,075
Less: accumulated amortization	(62,009)	—	—	—

Sub-total	400,164	—	191,075	191,075

	$4,283,558	$4,308,095	$191,075	$4,499,170
(1)	The reclassification related to the initial development of our enterprise resource planning system, which was placed into service in the first quarter of Fiscal 2024.
(2)	As of September 30, 2024, these intangible assets are under development and have not yet been placed into service and are not yet amortizable.

The following table depicts the Company’s estimated future amortization expense related to intangible assets as of September 30, 2024:

	Consumer	Commercial	Corporate	Total

2024	3,606	157,362	22,204	183,172
2025	8,928	629,448	88,815	727,191
2026	8,928	629,448	88,815	727,191
2027	8,928	629,448	88,815	727,191
2028	8,050	629,448	88,815	726,313
Thereafter	6,894	1,155,355	—	1,162,249

	$45,334	$3,830,509	$377,464	$4,253,307

NOTE 9 — ACCRUED EXPENSES

The following table summarizes the details of the Company’s accrued expenses:

	September 30,	December 31,
	2024	2023
Consumer
Accrued interest	$8,302	$11,904
Payroll	161,579	226,435
Taxes	260,051	125,130
Other	24,271	—

Sub-total	454,203	363,469

Commercial
Accrued interest	6,697	7,903
Payroll	236,239	375,663
Taxes	8,554	—
Unvouchered inventory payments	1,337,673	1,041,188
Other	14,520	96,422

Sub-total	1,603,683	1,521,176

Corporate
Accrued interest	6,759	7,227
Payroll	19,237	24,543
Taxes	134,672	404,357
Professional fees	82,404	165,651
Other	14,787	—

Sub-total	257,859	601,778

	$2,315,745	$2,486,423

NOTE 10 — SEGMENT INFORMATION

The following table depicts the Company’s disaggregated condensed consolidated statements of income for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	% of Sales(1)	2023	% of Sales(1)

Consumer	$33,756,600	72.0%	$26,881,202	72.9%
Commercial	13,142,959	28.0%	9,995,284	27.1%

Sales	46,899,559	100.0%	36,876,486	100.0%

Consumer	29,840,285	63.6%	23,291,939	63.2%
Commercial	5,595,035	11.9%	3,850,265	10.4%

Cost of goods sold	35,435,320	75.6%	27,142,204	73.6%

Gross margin	11,464,239	24.4%	9,734,282	26.4%

Expenses:

Consumer	3,925,981	8.4%	2,588,628	7.0%
Commercial	5,103,007	10.9%	4,857,752	13.2%

Selling, general and administrative	9,028,988	19.3%	7,446,380	20.2%

Consumer	150,657	0.3%	75,842	0.2%
Commercial	264,122	0.6%	261,871	0.7%

Depreciation and amortization	414,779	0.9%	337,713	0.9%

Total operating expenses	9,443,767	20.1%	7,784,093	21.1%

Operating income	2,020,472	4.3%	1,950,189	5.3%

Other income (expense):

Consumer	62,502	0.1%	22,851	0.1%
Commercial	277,849	0.6%	169,586	0.5%

Other income	340,351	0.7%	192,437	0.5%

Consumer	(51,486)	(0.1)%	(59,631)	(0.2)%
Commercial	(54,653)	(0.1)%	(57,535)	(0.2)%

Interest expense	(106,139)	(0.2)%	(117,166)	(0.3)%

Income before income taxes	2,254,684	4.8%	2,025,460	5.5%

Income tax (expense) benefit:

Consumer	122,464	0.3%	(120,637)	(0.3)%
Commercial	(692,109)	(1.5)%	(197,330)	(0.5)%

Income tax expense	(569,645)	(1.2)%	(317,967)	(0.9)%

Net income	$1,685,039	3.6%	$1,707,493	4.6%

(1)	The “% of Sales” figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, percentages presented may not add up precisely to the totals provided.

The following table depicts the Company’s disaggregated condensed consolidated statements of income for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	% of Sales(1)	2023	% of Sales(1)

Consumer	$93,972,645	71.2%	$103,227,033	74.9%
Commercial	38,081,696	28.8%	34,554,862	25.1%

Sales	132,054,341	100.0%	137,781,895	100.0%

Consumer	82,485,812	62.5%	91,558,160	66.5%
Commercial	16,394,149	12.4%	14,317,504	10.4%

Cost of goods sold	98,879,961	74.9%	105,875,664	76.8%

Gross margin	33,174,380	25.1%	31,906,231	23.2%

Expenses:

Consumer	11,186,939	8.5%	7,457,628	5.4%
Commercial	14,597,073	11.1%	16,256,609	11.8%

Selling, general and administrative	25,784,012	19.5%	23,714,237	17.2%

Consumer	356,851	0.3%	253,385	0.2%
Commercial	763,760	0.6%	774,853	0.6%

Depreciation and amortization	1,120,611	0.8%	1,028,238	0.7%

Total operating expenses	26,904,623	20.4%	24,742,475	18.0%

Operating income	6,269,757	4.7%	7,163,756	5.2%

Other income (expense):

Consumer	78,510	0.1%	70,315	0.1%
Commercial	725,786	0.5%	486,553	0.4%

Other income	804,296	0.6%	556,868	0.4%

Consumer	(171,584)	(0.1)%	(177,458)	(0.1)%
Commercial	(164,550)	(0.1)%	(171,460)	(0.1)%

Interest expense	(336,134)	(0.3)%	(348,918)	(0.3)%

Income before income taxes	6,737,919	5.1%	7,371,706	5.4%

Income tax (expense) benefit:

Consumer	33,706	0.0%	(778,150)	(0.6)%
Commercial	(1,614,868)	(1.2)%	(756,037)	(0.5)%

Income tax expense	(1,581,162)	(1.2)%	(1,534,187)	(1.1)%

Net income	$5,156,757	3.9%	$5,837,519	4.2%

(1)	The “% of Sales” figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, percentages presented may not add up precisely to the totals provided.

The following table depicts the Company’s total assets:

	As of
	September 30, 2024	December 31, 2023

Consumer	$41,453,365	$35,839,361
Commercial	31,049,489	33,777,041
Corporate	4,888,714	3,857,827

	$77,391,568	$73,474,229

NOTE 11 — REVENUE

The following table depicts the Company’s disaggregation of total sales and gross margin for the three months ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024			2023
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$33,756,600	$3,916,315	11.6%	$26,881,202	$3,589,263	13.4%

Commercial	13,142,959	7,547,924	65.5%	9,385,069	6,145,019	65.5%

Correction of immaterial error (1)	—	—	—	610,215	—	—

Commercial adjusted	13,142,959	7,547,924	57.4%	9,995,284	6,145,019	61.5%

	$46,899,559	$11,464,239	24.4%	$36,876,486	$9,734,282	26.4%
(1)	Correction of immaterial error relating to revenue from freight arrangement services, see Note 3 – Accounting Policies and Estimates for further details.

The following table depicts the Company’s disaggregation of total sales and gross margin for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024			2023
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$93,972,645	$11,486,833	12.2%	$103,227,033	$11,668,873	11.3%

Commercial	38,081,696	21,687,547	57.0%	31,731,805	20,237,358	63.8%

Correction of immaterial error (1)	—	—	—	2,823,057	—	—

Commercial adjusted	38,081,696	21,687,547	57.0%	34,554,862	20,237,358	58.6%

	$132,054,341	$33,174,380	25.1%	$137,781,895	$31,906,231	23.2%
(1)	Correction of immaterial error relating to revenue from freight arrangement services, see Note 3 – Accounting Policies and Estimates for further details.

The following table lists the opening and closing balances of our contract assets and liabilities:

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2023	$839,239	$—	$282,481
Closing Balance - 9/30/2023	406,959	—	516,567

Commercial
Opening Balance - 1/1/2023	7,110,536	—	—
Closing Balance - 9/30/2023	8,527,903	—	—

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2024	$3,411,501	$—	$185,348
Closing Balance - 9/30/2024	366,612	—	2,921,982

Commercial
Opening Balance - 1/1/2024	4,399,658	—	—
Closing Balance - 9/30/2024	3,514,867	—	—

The Company has no contract assets, and the contract liabilities are customer deposits and gift cards, which are reported within other liabilities in the condensed consolidated balance sheets.

NOTE 12 — LEASES

The following table depicts the Company’s future minimum lease payments as of September 30, 2024:

Operating
Leases
Consumer
2024	$189,715
2025	756,159
2026	745,690
2027	440,662
2028	279,090
Thereafter	209,632

Total minimum lease payments	2,620,948
Less: imputed interest	(161,050)

Sub-total	2,459,898

Commercial
2024	349,822
2025	1,321,299
2026	474,320
2027	33,454
2028	—
Thereafter	—

Total minimum lease payments	2,178,894
Less: imputed interest	(70,829)

Sub-total	2,108,065

Total	4,567,963

Less: current portion	2,020,122

$2,547,841

All of the Company’s leased facilities as of September 30, 2024, are non-cancellable. The leases are a combination of triple net leases, for which the Company pays its proportionate share of common area maintenance, property taxes, and property insurance, and modified gross leases, for which the Company directly pays for common area maintenance and property insurance. Lease costs are comprised of a combination of minimum lease payments and variable lease costs.

Lease costs for the three months ended September 30, 2024 and 2023 were $846,602 and $686,354, respectively. Lease costs for the nine months ended September 30, 2024 and 2023 were $2,399,239 and $2,048,238, respectively.

As of September 30, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases were 2.8 years and 3.7%. As of September 30, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases were 2.3 years and 4.4%.

NOTE 13 — BASIC AND DILUTED AVERAGE SHARES

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023

Basic weighted average shares	26,061,748	26,809,778
Effect of potential dilutive securities	15,000	15,000

Diluted weighted average shares	26,076,748	26,824,778

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023

Basic weighted average shares	26,242,452	26,884,221
Effect of potential dilutive securities	15,000	15,000

Diluted weighted average shares	26,257,452	26,899,221

For three and nine months ended September 30, 2024 and 2023, there was a total of 15 thousand common stock options unexercised. For the three and nine months ended September 30, 2024 and 2023, there were no anti-dilutive shares.

On March 14, 2023, a stock repurchase program was unanimously approved by the Company’s Board of Directors (the “Board”), which gave management authorization to purchase up to one million shares of the Company’s stock, at a per-share price not to exceed $9.00, on the open market. The plan expires on March 31, 2026.

The following table lists the repurchase of Company shares for the three and nine months ended September 30, 2024:

	Total Number of	Average Price	Total Price	Shares Available
Fiscal Period	Shares Purchased	Paid per Share	Paid	to Purchase
Balance as of January 1, 2024	415,973	$5.18	$2,155,049	584,027

January 1 - 31, 2024	59,417	4.52	268,569	524,610
February 1 - 29, 2024	56,343	4.53	255,195	468,267
March 1 - 31, 2024	85,580	4.46	381,382	382,687

Balance as of March 31, 2024	617,313	$4.96	$3,060,195	382,687

April 1 - 30, 2024	30,891	4.66	143,840	351,796
May 1 - 31, 2024	37,672	4.65	175,257	314,124
June 1 - 30, 2024	83,526	4.74	396,242	230,598

Balance as of June 30, 2024	769,402	$4.91	$3,775,534	230,598

July 1 - 31, 2024	75,326	4.87	367,144	155,272
August 1 - 31, 2024	51,353	4.98	255,633	103,919
September 1 - 30, 2024	20,516	5.15	105,733	83,403

Balance as of September 30, 2024	916,597	$4.91	$4,504,044	83,403

For the three months ended September 30, 2024, the Company repurchased 147,195 shares for $728,510, for an average price of $4.95.

For the nine months ended September 30, 2024, the Company repurchased 500,624 shares for $2,348,995, for an average price of $4.69.

NOTE 14 — DEBT

The following table summarizes the details of the Company’s long-term debt obligations:

	Outstanding Balance
	September 30,	December 31,
	2024	2023
Consumer
Note payable, FSB (1)	$2,483,853	$2,563,108
Note payable, Truist Bank (3)	810,659	838,430
Notes payable, TBT (4,5)	2,001,435	2,064,928
Note payable, Kretchmer Transaction (6)	50,000	200,000

Sub-total	5,345,947	5,666,466

Commercial
Note payable, FSB (2)	5,632,161	5,815,381
Note payable, Avail Transaction (7)	333,333	833,333

Sub-total	5,965,494	6,648,714

Corporate
Line of credit, FSB (8)	—	—
Note payable, TBT (9)	2,530,344	2,618,311

Sub-total	2,530,344	2,618,311

Total	13,841,785	14,933,491

Less: current portion	(971,603)	(1,361,443)

	$12,870,182	$13,572,048

The following table depicts the Company’s future principal payments on long-term debt obligations as of September 30, 2024:

	2024	2025	2026	2027	2028	Thereafter
Consumer
Note payable, FSB (1)	29,235	112,154	2,342,464	—	—	—
Note payable, Truist Bank (3)	9,485	38,745	40,203	41,716	43,216	637,294
Notes payable, TBT (4,5)	21,705	487,261	71,359	74,081	76,767	1,270,262
Note payable, Kretchmer Transaction (6)	6,250	25,000	18,750	—	—	—

Sub-total	66,675	663,160	2,472,776	115,797	119,983	1,907,556

Commercial
Note payable, FSB (2)	62,990	254,466	5,314,705	—	—	—
Note payable, Avail Transaction (7)	166,666	166,667	—	—	—	—

Sub-total	229,656	421,133	5,314,705	—	—	—

Corporate
Line of Credit, FSB (8)	—	—	—	—	—	—
Note payable, TBT (9)	29,953	2,500,391	—	—	—	—

Sub-total	29,953	2,500,391	—	—	—	—

	$326,284	$3,584,684	$7,787,481	$115,797	$119,983	$1,907,556
(1)	On November 23, 2021, the consumer segment entered into a $2.781 million secured amortizing note payable with Farmer’s State Bank of Oakley, Kansas (“FSB”). The note payable bears interest at 3.10% and matures on November 15, 2026.
(2)	On November 23, 2021, the commercial segment entered into a $6.309 million secured amortizing note payable with FSB. The note payable bears interest at 3.10% and matures on November 15, 2026.
(3)	On July 9, 2020, the consumer segment entered into a $956 thousand secured amortizing note payable with Truist Bank. The note payable bears interest at 3.65% and matures on July 9, 2030.
(4)	On September 14, 2020, the consumer segment entered into a $496 thousand secured amortizing note payable with Texas Bank & Trust (“TBT”). The note payable bears interest at 3.75% and matures on September 14, 2025.
(5)	On July 30, 2021, the consumer segment entered into a $1.772 million secured amortizing note payable with TBT. The note payable bears interest at 3.75% and matures on July 30, 2031.
(6)	On September 12, 2024, the consumer segment entered into a $50 thousand secured amortizing note payable in relation to the Kretchmer Transaction. The repayment of the note payable shall begin upon the fulfillment of certain terms and conditions under the new asset purchase agreement entered into on September 12, 2024. The note payable’s imputed interest is 3.10% and matures on September 30, 2026.
(7)	On October 29, 2021, the consumer segment entered into a $2.000 million secured amortizing note payable in relation to the acquisition of Avail Recovery Solutions, LLC on October 29, 2021 (“Avail Transaction”). The note payable’s imputed interest is 3.10% and matures on January 1, 2025.
(8)	On November 23, 2021, the Company entered into a $3.500 million secured line of credit with FSB. The line of credit bears interest at 3.10% and matures on November 23, 2024. This note was previously presented within our commercial segment and is now presented within corporate as the line of credit provides borrowing capacity for all segments. See Note 18 – Subsequent Events for further details.

(9)	On November 4, 2020, a wholly owned subsidiary of Envela entered into a $2.960 million secured amortizing note payable with TBT. The note payable bears interest at 3.25% and matures on November 3, 2025.

The Company was in compliance with all of its debt obligation covenants for the three and nine months ended September 30, 2024 and 2023.

The following table depicts the Company’s future scheduled aggregate principal payments and maturities as of September 30, 2024:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year	Payments	Maturities	Total

2024	326,284	—	326,284
2025	792,282	2,792,402	3,584,684
2026	476,241	7,311,240	7,787,481
2027	115,797	—	115,797
2028	119,983	—	119,983
Thereafter	297,332	1,610,224	1,907,556

	$2,127,919	$11,713,866	$13,841,785

NOTE 15 — STOCK-BASED COMPENSATION

There was no stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023.

NOTE 16 — RELATED PARTY TRANSACTIONS

The Company has a corporate policy governing the identification, review, consideration, and approval or ratification of transactions with related persons. Under this policy, all related party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with the Company’s best interests and the best interests of its shareholders. There are no related party transactions subject to reporting for the three and nine months ended September 30, 2024 and 2023.

NOTE 17 — CONTINGENCIES

We review the need to accrue for any loss contingency and establish a liability when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. We do not believe that the resolution of any currently pending lawsuits, claims, and proceedings, either individually or in the aggregate, will have a material adverse effect on financial position, results of operations, or liquidity. However, the outcomes of any currently pending lawsuits, claims, and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case. There are no loss contingencies subject to reporting for the three and nine months ended September 30, 2024 and 2023.

NOTE 18 — SUBSEQUENT EVENTS

On October 30, 2024, the Company received a commitment from FSB to renew its line of credit. The renewal increases our line of credit from $3.500 million to $3.800 million, extends the maturity to November 23, 2027 with borrowings bearing interest at our rate of deposit plus 1.0%. The Company intends to renew its line of the credit with FSB.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate”, “potential,” “continue,” “deploy” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2023 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Introduction

This section includes a discussion of our operations for the three and nine months ended September 30, 2024 and 2023. The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Company’s 2023 Annual Report, the unaudited condensed consolidated financial statements, and the related Notes thereto included in Part I, Item 1 of this report.

Use of Non-U.S. GAAP Financial Measures

Within this management discussion and analysis, we use supplemental measures of our performance, which are derived from our interim condensed consolidated financial information, but which are not presented in our interim condensed consolidated financial statements prepared in accordance with U.S. GAAP. We believe that providing these non-GAAP financial measures adds a meaningful presentation of our operating and financial performance, liquidity, and leverage.

Our non-GAAP financial measures should be considered in addition to, but not as a substitute for, the most directly comparable GAAP measures. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

See Non-U.S. GAAP Financial Measures for further details.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2023 Annual Report.

Economic Conditions

The U.S. and other world economies are currently experiencing high interest rates and high levels of inflation, coupled with commodity price risk, mainly associated with the market price of precious metals and diamonds which have the potential to impact consumer discretionary spending behavior. Furthermore, adverse macroeconomic conditions can also impact demand for resale technology assets.

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

General

Envela serves as a holding company, conducting its operations via subsidiaries engaged in various businesses and activities within the re-commerce and recycling sectors. The products and services we offer are delivered by our subsidiaries under their distinct brands, rather than directly by Envela itself. Our operations are organized into two operating and reportable segments: commercial and consumer.

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

Commercial Segment

Our strategy is to expand both organically and through acquisitions. The Company has taken considerable steps to bolster its management team and operating systems to position itself for growth. Our production facilities are capable of managing the expansion of existing relationships and consolidation of acquisition targets within relative geographic proximity to our existing facilities.

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

Recent Accounting Pronouncements

See Note 3 - Accounting Policies and Estimates for further details.

Non-U.S. GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA is defined as the sum of net income (loss) of the Company, adjusted for additions (deductions) of interest expense, other (income) expense, income tax expense (benefit), and depreciation and amortization. Adjusted EBITDA is a key performance measure that management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure as an overall assessment of our performance, to evaluate the effectiveness of our strategies and for planning purposes.

The following table provides a reconciliation of net income to Adjusted EBITDA for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024			2023
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net income (loss)	$(26,843)	$1,711,882	$1,685,039	$767,376	$940,117	$1,707,493
Addition (deduction):
Depreciation and amortization	150,657	264,122	414,779	75,842	261,871	337,713
Other income	(62,502)	(277,849)	(340,351)	(22,851)	(169,586)	(192,437)
Interest expense	51,486	54,653	106,139	59,631	57,535	117,166
Income tax expense (benefit)	(122,464)	692,109	569,645	120,637	197,330	317,967

	$(9,666)	$2,444,917	$2,435,251	$1,000,635	$1,287,267	$2,287,902

The following table provides a reconciliation of net income to Adjusted EBITDA for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024			2023
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net income (loss)	$(116,325)	$5,273,082	$5,156,757	$3,072,567	$2,764,952	$5,837,519
Addition (deduction):
Depreciation and amortization	356,851	763,760	1,120,611	253,385	774,853	1,028,238
Other income	(78,510)	(725,786)	(804,296)	(70,315)	(486,553)	(556,868)
Interest expense	171,584	164,550	336,134	177,458	171,460	348,918
Income tax expense (benefit)	(33,706)	1,614,868	1,581,162	778,150	756,037	1,534,187

	$299,894	$7,090,474	$7,390,368	$4,211,245	$3,980,749	$8,191,994

Net Cash

Net Cash is defined as the difference between (i) cash and cash equivalents and (ii) the sum of debt obligations. We believe that presenting Net Cash is useful to investors as a measure of our liquidity and leverage profile, as cash and cash equivalents can be used, among other things, to repay indebtedness.

The following table depicts the Company’s Net Cash:

	September 30,	December 31,
	2024	2023

Total cash	$17,752,199	$17,853,853
Less: debt obligations	(13,841,785)	(14,933,491)

	$3,910,414	$2,920,362

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table depicts our disaggregated condensed consolidated statements of income for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024				2023
	Consumer	Commercial	Consolidated	% of Sales (1)	Consumer	Commercial	Consolidated	% of Sales (1)

Sales	$33,756,600	$13,142,959	$46,899,559	100.0%	$26,881,202	$9,995,284	$36,876,486	100.0%
Cost of goods sold	29,840,285	$5,595,035	35,435,320	75.6%	23,291,939	3,850,265	27,142,204	73.6%

Gross margin	3,916,315	7,547,924	11,464,239	24.4%	3,589,263	6,145,019	9,734,282	26.4%

Expenses:
Selling, general and administrative	3,925,981	5,103,007	9,028,988	19.3%	2,588,628	4,857,752	7,446,380	20.2%
Depreciation and amortization	150,657	264,122	414,779	0.9%	75,842	261,871	337,713	0.9%

Total operating expenses	4,076,638	5,367,129	9,443,767	20.1%	2,664,470	5,119,623	7,784,093	21.1%

Operating income (loss)	(160,323)	2,180,795	2,020,472	4.3%	924,793	1,025,396	1,950,189	5.3%

Other income (expense):
Other income	62,502	277,849	340,351	0.7%	22,851	169,586	192,437	0.5%
Interest expense	(51,486)	(54,653)	(106,139)	(0.2)%	(59,631)	(57,535)	(117,166)	(0.3)%

Income (loss) before income taxes	(149,307)	2,403,991	2,254,684	4.8%	888,013	1,137,447	2,025,460	5.5%
Income tax (expense) benefit	122,464	(692,109)	(569,645)	(1.2)%	(120,637)	(197,330)	(317,967)	(0.9)%

Net income (loss)	$(26,843)	$1,711,882	$1,685,039	3.6%	$767,376	$940,117	$1,707,493	4.6%

(1)	The “% of Sales” figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, percentages presented may not add up precisely to the totals provided.

The individual segments reported the following for the three months ended September 30, 2024 and 2023:

Sales

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$46,899,559	$36,876,486	$10,023,073	27.2%
% of consolidated sales	100.0%	100.0%

Consumer	$33,756,600	$26,881,202	$6,875,398	25.6%
% of consumer sales	100.0%	100.0%

Commercial	$13,142,959	$9,995,284	$3,147,675	31.5%
% of commercial sales	100.0%	100.0%

Consolidated

Sales increased by $10,023,073, or 27.2%, during the three months ended September 30, 2024, to $46,899,559, as compared to $36,876,486 during the same period in Fiscal 2023.

Consumer Segment

Sales in the consumer segment increased by $6,875,398, or 25.6%, during the three months ended September 30, 2024, to $33,756,600, as compared to $26,881,202 during the same period in Fiscal 2023. The change was primarily attributed to an increase in revenue from our wholesale channel and incrementally from our stores and online business. Underlying the aforementioned results was the impact from historically high gold and silver prices. Albeit, the third quarter of Fiscal 2024 was favorable to the comparative period the consumer segment has also built inventory as to ensure our new Arizona and Texas stores were adequately stocked. Our Arizona stores were operating for the entire third quarter of Fiscal 2024, while one of our Texas stores soft opened in the later part of the third quarter of Fiscal 2024 and the other opened early in the fourth quarter of Fiscal 2024. It is anticipated that as our new stores ramp up our inventory position should normalize, and inventory will return to being relieved in the normal course of operations.

Commercial Segment

Sales in the commercial segment increased by $3,147,675, or 31.5%, during the three months ended September 30, 2024, to $13,142,959, as compared to $9,995,284 during the same period in Fiscal 2023. The change was primarily attributed to the strong performance of our ITAD business and incrementally from the sale of personal technology assets and shredded electronic scrap grades and associated recoveries. Our ITAD business was impacted by strong inbound volumes from a new client that we were able to recognize sales on during third quarter of Fiscal 2024.

Cost of Goods Sold

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$35,435,320	$27,142,204	$8,293,116	30.6%
% of consolidated sales	75.6%	73.6%

Consumer	$29,840,285	$23,291,939	$6,548,346	28.1%
% of consumer sales	88.4%	86.6%

Commercial	$5,595,035	$3,850,265	$1,744,770	45.3%
% of commercial sales	42.6%	38.5%

Consolidated

Cost of goods sold increased by $8,293,116, or 30.6%, during the three months ended September 30, 2024, to $35,435,320, as compared to $27,142,204 during the same period in Fiscal 2023.

Consumer Segment

Cost of goods sold in the consumer segment increased by $6,548,346, or 28.1%, during the three months ended September 30, 2024, to $29,840,285, as compared to $23,291,939 during the same period in Fiscal 2023. The change was primarily attributed to the relief of inventory on the lower margin scrap grade precious metals which were sold through our wholesale channel. The greater mix of lower margin scrap grade precious metals being relieved from inventory resulted in the higher cost of goods sold as a percent of sales.

Commercial Segment

Cost of goods sold in the commercial segment increased by $1,744,770, or 45.3%, during the three months ended September 30, 2024, to $5,595,035, as compared to $3,850,265 during the same period in Fiscal 2023. The change was primarily attributed to ITAD revenue sharing settlements and incrementally from the relief of inventory and settlements associated with lower margin shredded electronic scrap grades and from the relief of inventory associated with personal technology assets. The greater mix of lower margin shredded electronic scrap grades resulted in the higher cost of goods sold as a percent of sales.

Gross Margin

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$11,464,239	$9,734,282	$1,729,957	17.8%
% of consolidated sales	24.4%	26.4%

Consumer	$3,916,315	$3,589,263	$327,052	9.1%
% of consumer sales	11.6%	13.4%

Commercial	$7,547,924	$6,145,019	$1,402,905	22.8%
% of commercial sales	57.4%	61.5%

Consolidated

Gross margin increased by $1,729,957, or 17.8%, during the three months ended September 30, 2024, to $11,464,239, as compared to $9,734,282 during the same period in Fiscal 2023.

Consumer Segment

Gross margin in the consumer segment increased by $327,052, or 9.1%, during the three months ended September 30, 2024, to $3,916,315, as compared to $3,589,263 during the same period in Fiscal 2023. The net impact of the aforementioned increase in sales of $6,875,398 and increase in cost of goods sold of $6,548,346 resulted in the $327,052 increase in gross margin.

Commercial Segment

Gross margin in the commercial segment increased by $1,402,905, or 22.8%, during the three months ended September 30, 2024, to $7,547,924, as compared to $6,145,019 during the same period in Fiscal 2023. The net impact of the aforementioned increase in sales of $3,147,675 and increase in cost of goods sold $1,744,770 resulted in the $1,402,905 increase in gross margin.

Selling, General and Administrative

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$9,028,988	$7,446,380	$1,582,608	21.3%
% of consolidated sales	19.3%	20.2%

Consumer	$3,925,981	$2,588,628	$1,337,353	51.7%
% of consumer sales	11.6%	9.6%

Commercial	$5,103,007	$4,857,752	$245,255	5.0%
% of commercial sales	38.8%	48.6%

Consolidated

Selling, general and administrative expense increased by $1,582,608, or 21.3%, during the three months ended September 30, 2024, to $9,028,988, as compared to $7,446,380 during the same period in Fiscal 2023.

Consumer Segment

Selling, general and administrative expense in the consumer segment increased by $1,337,353, or 51.7%, during the three months ended September 30, 2024, to $3,925,981, as compared to $2,588,628 during the same period in Fiscal 2023. The change was primarily attributed to incurring operational cost structures from our new Arizona and Texas stores along with travel costs associated with preparing the new Texas stores for opening.

Commercial Segment

Selling, general and administrative expense in the commercial segment increased by $245,255, or 5.0%, during the three months ended September 30, 2024, to $5,103,007, as compared to $4,857,752 during the same period in Fiscal 2023. The change was primarily attributed to a marginal increase in labor costs associated with a new service-based client along with labor costs from increased processing volumes of shredded electronic scrap grades. In addition, the cost of supplies increased on higher processing and shipping volumes.

Depreciation and Amortization

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$414,779	$337,713	$77,066	22.8%
% of consolidated sales	0.9%	0.9%

Consumer	$150,657	$75,842	$74,815	98.6%
% of consumer sales	0.4%	0.3%

Commercial	$264,122	$261,871	$2,251	0.9%
% of commercial sales	2.0%	2.6%

Consolidated

Depreciation and amortization expense increased by $77,066, or 22.8%, during the three months ended September 30, 2024, to $414,779, as compared to $337,713 during the same period in Fiscal 2023.

Consumer Segment

Depreciation and amortization expense in the consumer segment increased by $74,815, or 98.6%, during the three months ended September 30, 2024, to $150,657, as compared to $75,842 during the same period in Fiscal 2023. The change was primarily attributed to our Arizona stores that were placed into service in the later part of the second quarter of Fiscal 2024 along with one of our new Texas stores that went into service in the later part of the third quarter of Fiscal 2024 as well as from the depreciation and amortization expense related to the assets acquired in the Kretchmer Transaction.

Commercial Segment

Depreciation and amortization expense in the commercial segment increased by $2,251, or 0.9%, during the three months ended September 30, 2024, to $264,122, as compared to $261,871 during the same period in Fiscal 2023. There was no material impact from assets capitalized or reaching maturity in each comparative period and as such no discussion point.

Other Income (Expense)

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$340,351	$192,437	$147,914	76.9%
% of consolidated sales	0.7%	0.5%

Consumer	$62,502	$22,851	$39,651	173.5%
% of consumer sales	0.2%	0.1%

Commercial	$277,849	$169,586	$108,263	63.8%
% of commercial sales	2.1%	1.7%

Consolidated

Other income increased by $147,914, or 76.9%, during the three months ended September 30, 2024, to $340,351, as compared to $192,437 during the same period in Fiscal 2023.

Consumer Segment

Other income in the consumer segment increased by $39,651, or 173.5%, during the three months ended September 30, 2024, to $62,502, as compared to $22,851 during the same period in Fiscal 2023. The change was primarily attributed to the proportional allocation of the proceeds from a settlement related to repairs to our corporate headquarters and to the consumer segment’s higher working capital requirements from the aforementioned launching of our Arizona and Texas stores which has decreased the excess cash flow available to sweep into an interest-bearing account. The impact on interest income is referenced below.

Interest income comprised $2 and $21,741 of other income during the three months ended September 30, 2024 and 2023, respectively.

Commercial Segment

Other income in the commercial segment increased by $108,263, or 63.8%, during the three months ended September 30, 2024, to $277,849, as compared to $169,586 during the same period in Fiscal 2023. The change was primarily attributed to the proportional allocation of the proceeds from a settlement related to repairs to our Company’s corporate headquarters and to the continued focus on reducing working capital which has increased the excess cash flow available to sweep into an interest bearing account. The impact on interest income is referenced below.

Interest income comprised $203,251 and $140,274 of other income during the three months ended September 30, 2024 and 2023, respectively.

Interest Expense

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$(106,139)	$(117,166)	$11,027	(9.4)%
% of consolidated sales	(0.2)%	(0.3)%

Consumer	$(51,486)	$(59,631)	$8,145	(13.7)%
% of consumer sales	(0.2)%	(0.2)%

Commercial	$(54,653)	$(57,535)	$2,882	(5.0)%
% of commercial sales	(0.4)%	(0.6)%

Consolidated

Interest expense decreased by $11,027, or 9.4%, during the three months ended September 30, 2024, to $106,139, as compared to $117,166 during the same period in Fiscal 2023.

Consumer Segment

Interest expense in the consumer segment decreased by $8,145, or 13.7%, during the three months ended September 30, 2024, to $51,486, as compared to $59,631 during the same period in Fiscal 2023. There was no material impact from debt additions or amortization in each comparative period and as such no discussion point.

Commercial Segment

Interest expense in the commercial segment decreased by $2,882, or 5.0%, during the three months ended September 30, 2024, to $54,653, as compared to $57,535 during the same period in Fiscal 2023. There was no material impact from amortization in each comparative period and as such no discussion point.

Income Tax (Expense) Benefit

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$(569,645)	$(317,967)	$(251,678)	79.2%
% of consolidated sales	(1.2)%	(0.9)%

Consumer	$122,464	$(120,637)	$243,101	NM
% of consumer sales	0.4%	(0.4)%

Commercial	$(692,109)	$(197,330)	$(494,779)	250.7%
% of commercial sales	(5.3)%	(2.0)%

NM – Not Meaningful

Consolidated

Income tax expense increased by $251,678, or 79.2%, during the three months ended September 30, 2024, to $569,645, as compared to $317,967 during the same period in Fiscal 2023. Currently, the Company has a deferred tax liability reflecting a future obligation to pay taxes. The Company has a federal tax rate of approximately 21.0%, in addition to other state and local taxes, on net income. The effective income tax rate was 25.3% and 18.6% for the three months ended September 30, 2024 and 2023, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the Company’s case for the increase for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Net Income (Loss)

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$1,685,039	$1,707,493	$(22,454)	(1.3)%
% of consolidated sales	3.6%	4.6%

Consumer	$(26,843)	$767,376	$(794,219)	NM
% of consumer sales	(0.1)%	2.9%

Commercial	$1,711,882	$940,117	$771,765	82.1%
% of commercial sales	13.0%	9.4%

NM – Not Meaningful

Consolidated

Net income decreased by $22,454, or 1.3%, during the three months ended September 30, 2024, to $1,685,039, as compared to $1,707,493 during the same period in Fiscal 2023. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended September 30, 2024 and 2023 for further details.

Consumer Segment

Net income (loss) decreased in the consumer segment by $794,219, during the three months ended September 30, 2024, to a net loss of $26,843, as compared to net income of $767,376 during the same period in Fiscal 2023. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended September 30, 2024 and 2023 for further details.

Commercial Segment

Net income increased in the commercial segment by $771,765, or 82.1%, during the three months ended September 30, 2024, to $1,711,882, as compared to $940,117 during the same period in Fiscal 2023. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended September 30, 2024 and 2023 for further details.

Earnings Per Share

The following table depicts the Company’s earnings per share:

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$0.06	$0.06	$—	0.0%

Consolidated

Basic and diluted earnings per share attributable to holders of our Common Stock remained at $0.06 during the three months ended September 30, 2024, as compared to the same period in Fiscal 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table depicts our disaggregated condensed consolidated statements of income for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024				2023
	Consumer	Commercial	Consolidated	% of Sales (1)	Consumer	Commercial	Consolidated	% of Sales (1)

Sales	$93,972,645	$38,081,696	$132,054,341	100.0%	$103,227,033	$34,554,862	$137,781,895	100.0%
Cost of goods sold	82,485,812	16,394,149	98,879,961	74.9%	91,558,160	14,317,504	105,875,664	76.8%

Gross margin	11,486,833	21,687,547	33,174,380	25.1%	11,668,873	20,237,358	31,906,231	23.2%

Expenses:
Selling, general and administrative	11,186,939	14,597,073	25,784,012	19.5%	7,457,628	16,256,609	23,714,237	17.2%
Depreciation and amortization	356,851	763,760	1,120,611	0.8%	253,385	774,853	1,028,238	0.7%

Total operating expenses	11,543,790	15,360,833	26,904,623	20.3%	7,711,013	17,031,462	24,742,475	18.0%

Operating income	(56,957)	6,326,714	6,269,757	4.8%	3,957,860	3,205,896	7,163,756	5.2%

Other income (expense):
Other income	78,510	725,786	804,296	0.6%	70,315	486,553	556,868	0.4%
Interest expense	(171,584)	(164,550)	(336,134)	(0.3)%	(177,458)	(171,460)	(348,918)	(0.3)%

Income (loss) before income taxes	(150,031)	6,887,950	6,737,919	5.1%	3,850,717	3,520,989	7,371,706	5.4%
Income tax (expense) benefit	33,706	(1,614,868)	(1,581,162)	(1.2)%	(778,150)	(756,037)	(1,534,187)	(1.1)%

Net income (loss)	$(116,325)	$5,273,082	$5,156,757	3.9%	$3,072,567	$2,764,952	$5,837,519	4.2%

(1)	The “% of Sales” figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, percentages presented may not add up precisely to the totals provided.

The individual segments reported the following for the nine months ended September 30, 2024 and 2023:

Sales

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$132,054,341	$137,781,895	$(5,727,554)	(4.2)%
% of consolidated sales	100.0%	100.0%

Consumer	$93,972,645	$103,227,033	$(9,254,388)	(9.0)%
% of consumer sales	100.0%	100.0%

Commercial	$38,081,696	$34,554,862	$3,526,834	10.2%
% of commercial sales	100.0%	100.0%

Consolidated

Sales decreased by $5,727,554 or 4.2%, during the nine months ended September 30, 2024, to $132,054,341, as compared to $137,781,895 during the same period in Fiscal 2023.

Consumer Segment

Sales in the consumer segment decreased by $9,254,388, or 9%, during the nine months ended September 30, 2024, to $93,972,645, as compared to $103,227,033 during the same period in Fiscal 2023. The change was primarily attributed to softness in the demand for bullion, tempered by the impact from historically high gold and silver prices, coupled with continued inventory carry associated with our Arizona and Texas stores which was incrementally offset in the third quarter of Fiscal 2024 by the relief of lower margin scrap grade precious metals inventory through our wholesale channel.

Commercial Segment

Sales in the commercial segment increased by $3,526,834, or 10.2%, during the nine months ended September 30, 2024, to $38,081,696, as compared to $34,554,862 during the same period in Fiscal 2023. The change was primarily attributed to continued favorable performance of the sale of personal technology assets, shredded electronic scrap grades and associated recoveries as well as from stronger growth in our ITAD business which was more pronounced in the third quarter of Fiscal 2024. We also experienced growth in our retail returns service business which is small but growing portion of our diversified revenue streams.

Cost of Goods Sold

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$98,879,961	$105,875,664	$(6,995,703)	(6.6)%
% of consolidated sales	74.9%	76.8%

Consumer	$82,485,812	$91,558,160	$(9,072,348)	(9.9)%
% of consumer sales	87.8%	88.7%

Commercial	$16,394,149	$14,317,504	$2,076,645	14.5%
% of commercial sales	43.0%	41.4%

Consolidated

Cost of goods sold decreased by $6,995,703, or 6.6%, during the nine months ended September 30, 2024, to $98,879,961, as compared to $105,875,664 during the same period in Fiscal 2023.

Consumer Segment

Cost of goods sold in the consumer segment decreased by $9,072,348, or 9.9%, during the nine months ended September 30, 2024, to $82,485,812, as compared to $91,558,160 during the same period in Fiscal 2023. The change was primarily attributed to the aforementioned softness in the demand for bullion and continued inventory carry which resulted in less inventory costs to be recognized. In terms of cost of goods sold as a percent of sales it was primarily impacted by a greater mix of higher margin retail inventory being relieved during the first and second quarter of Fiscal 2024 and was tempered by lower margin scrap grade precious metals being relieved in the third quarter of Fiscal 2024.

Commercial Segment

Cost of goods sold in the commercial segment increased by $2,076,645, or 14.5%, during the nine months ended September 30, 2024, to $16,394,149, as compared to $14,317,504 during the same period in Fiscal 2023. The change was primarily attributed to the relief of inventory related to personal technology assets and lower margin shredded electronic scrap grades and associated revenue sharing and incrementally from ITAD settlements. ITAD settlements were more pronounced in the third quarter of Fiscal 2024. The greater mix of the sale of personal technology assets and lower margin shredded electronic scrap grades and associated settlements resulted in a higher cost of goods sold as a percent of sales.

Gross Margin

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$33,174,380	$31,906,231	$1,268,149	4.0%
% of consolidated sales	25.1%	23.2%

Consumer	$11,486,833	$11,668,873	$(182,040)	(1.6)%
% of consumer sales	12.2%	11.3%

Commercial	$21,687,547	$20,237,358	$1,450,189	7.2%
% of commercial sales	57.0%	58.6%

Consolidated

Gross margin increased by $1,268,149, or 4.0%, during the nine months ended September 30, 2024, to $33,174,380, as compared to $31,906,231 during the same period in Fiscal 2023.

Consumer Segment

Gross margin in the consumer segment decreased by $182,040, or 1.6%, during the nine months ended September 30, 2024, to $11,486,833, as compared to $11,668,873 during the same period in Fiscal 2023. The net impact of the aforementioned decrease in sales of $9,254,388 and decrease in cost of goods sold of $9,072,348 resulted in the $182,040 decrease in gross margin.

Commercial Segment

Gross margin in the commercial segment increased by $1,450,189, or 7.2%, during the nine months ended September 30, 2024, to $21,687,547, as compared to $20,237,358 during the same period in Fiscal 2023. The net impact of the aforementioned increase in sales of $3,526,834 and increase in cost of goods sold of $2,076,645 resulted in the $1,450,189 increase in gross margin.

Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$25,784,012	$23,714,237	$2,069,775	8.7%
% of consolidated sales	19.5%	17.2%

Consumer	$11,186,939	$7,457,628	$3,729,311	50.0%
% of consumer sales	11.9%	7.2%

Commercial	$14,597,073	$16,256,609	$(1,659,536)	(10.2)%
% of commercial sales	38.3%	47.0%

Consolidated

Selling, general and administrative expense increased by $2,069,775, or 8.7%, during the nine months ended September 30, 2024, to $25,784,012, as compared to $23,714,237 during the same period in Fiscal 2023.

Consumer Segment

Selling, general and administrative expense in the consumer segment increased by $3,729,311, or 50.0%, during the nine months ended September 30, 2024, to $11,186,939, as compared to $7,457,628 during the same period in Fiscal 2023. The change was primarily attributed to incurring operational cost structures from our new Arizona and Texas stores along with travel costs associated with preparing the new Arizona and Texas stores for opening. Albeit, in the third quarter of Fiscal 2024 travel costs began to subside due to Arizona stores becoming fully operational and reduced travel associated with the opening of Texas based stores which are in relative geographic proximity to our headquarters.

Commercial Segment

Selling, general and administrative expense in the commercial segment decreased by $1,659,536, or 10.2%, during the nine months ended September 30, 2024, to $14,597,073, as compared to $16,256,609 during the same period in Fiscal 2023. The change was primarily attributed to the operational focus on human capital costs and processing efficiencies at our production facilities, however, the commercial segment has experienced a recent incremental increase in select human capital costs associated with a new retail returns client and from processing higher volumes of shredded electronic scrap grades.

Depreciation and Amortization

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$1,120,611	$1,028,238	$92,373	9.0%
% of consolidated sales	0.8%	0.7%

Consumer	$356,851	$253,385	$103,466	40.8%
% of consumer sales	0.4%	0.2%

Commercial	$763,760	$774,853	$(11,093)	(1.4)%
% of commercial sales	2.0%	2.2%

Consolidated

Depreciation and amortization expense increased by $92,373, or 9.0%, during the nine months ended September 30, 2024, to $1,120,611, as compared to $1,028,238 during the same period in Fiscal 2023.

Consumer Segment

Depreciation and amortization expense in the consumer segment increased by $103,466, or 40.8%, during the nine months ended September 30, 2024, to $356,851, as compared to $253,385 during the same period in Fiscal 2023. The change was primarily attributed to our Arizona stores that were placed into service in the second quarter of Fiscal 2024 along with one of our new Texas stores that went into service in the third quarter of Fiscal 2024 as well as the depreciation and amortization expense related to the assets acquired in the Kretchmer Transaction.

Commercial Segment

Depreciation and amortization expense in the commercial segment decreased by $11,093, or 1.4%, during the nine months ended September 30, 2024, to $763,760, as compared to $774,853 during the same period in Fiscal 2023. There was no material impact from assets capitalized or reaching maturity in each comparative period and as such no discussion point.

Other Income (Expense)

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$804,296	$556,868	$247,428	44.4%
% of consolidated sales	0.6%	0.4%

Consumer	$78,510	$70,315	$8,195	11.7%
% of consumer sales	0.1%	0.1%

Commercial	$725,786	$486,553	$239,233	49.2%
% of commercial sales	1.9%	1.4%

Consolidated

Other income increased by $247,428, or 44.4%, during the nine months ended September 30, 2024, to $804,296, as compared to $556,868 during the same period in Fiscal 2023.

Consumer Segment

Other income in the consumer segment increased by $8,195, or 11.7%, during the nine months ended September 30, 2024, to $78,510, as compared to $70,315 during the same period in Fiscal 2023. The change was primarily attributed to the proportional allocation of the proceeds from a settlement related to repairs to our corporate headquarters and to the consumer segment’s higher working capital requirements from the aforementioned launching of our Arizona and Texas stores which has decreased the excess cash flow available to sweep into an interest-bearing account. The impact on interest income is referenced below.

Interest income comprised $10 and $65,853 of other income during the nine months ended September 30, 2024 and 2023, respectively.

Commercial Segment

Other income in the commercial segment increased by $239,233, or 49.2%, during the nine months ended September 30, 2024, to $725,786, as compared to $486,553 during the same period in Fiscal 2023. The change was primarily attributed to the proportional allocation of the proceeds from a settlement related to repairs to our Company’s corporate headquarters and to the continued focus on reducing working capital which has increased the excess cash flow available to sweep into an interest bearing account. The impact on interest income is referenced below.

Interest income comprised $599,774 and $296,526 of other income during the nine months ended September 30, 2024 and 2023, respectively.

Interest Expense

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$(336,134)	$(348,918)	$12,784	(3.7)%
% of consolidated sales	(0.3)%	(0.3)%

Consumer	$(171,584)	$(177,458)	$5,874	(3.3)%
% of consumer sales	(0.2)%	(0.2)%

Commercial	$(164,550)	$(171,460)	$6,910	(4.0)%
% of commercial sales	(0.4)%	(0.5)%

Consolidated

Interest expense decreased by $12,784, or 3.7%, during the nine months ended September 30, 2024, to $336,134, as compared to $348,918 during the same period in Fiscal 2023.

Consumer Segment

Interest expense in the consumer segment decreased by $5,874, or 3.3%, during the nine months ended September 30, 2024, to $171,584, as compared to $177,458 during the same period in Fiscal 2023. There was no material impact from debt additions or amortization in each comparative period and as such no discussion point.

Commercial Segment

Interest expense in the commercial segment decreased by $6,910, or 4.0%, during the nine months ended September 30, 2024, to $164,550, as compared to $171,460 during the same period in Fiscal 2023. There was no material impact from amortization in each comparative period and as such no discussion point.

Income Tax (Expense) Benefit

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$(1,581,162)	$(1,534,187)	$(46,975)	3.1%
% of consolidated sales	(1.2)%	(1.1)%

Consumer	$33,706	$(778,150)	$811,856	NM
% of consumer sales	0.0%	(0.8)%

Commercial	$(1,614,868)	$(756,037)	$(858,831)	113.6%
% of commercial sales	(4.2)%	(2.2)%

NM – Not Meaningful

Consolidated

Income tax expense increased by $46,975, or 3.1%, during the nine months ended September 30, 2024, to $1,581,162, as compared to $1,534,187 during the same period in Fiscal 2023. Currently, the Company has a deferred tax liability reflecting a future obligation to pay taxes. The Company has a federal tax rate of approximately 21.0%, in addition to other state and local taxes, on net income. The effective income tax rate was 23.5% and 20.8% for the nine months ended September 30, 2024 and 2023, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the Company’s case for the increased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Net Income (Loss)

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$5,156,757	$5,837,519	$(680,762)	(11.7)%
% of consolidated sales	3.9%	4.2%

Consumer	$(116,325)	$3,072,567	$(3,188,892)	NM
% of consumer sales	(0.1)%	3.0%

Commercial	$5,273,082	$2,764,952	$2,508,130	90.7%
% of commercial sales	13.8%	8.0%

NM – Not Meaningful

Consolidated

Net income decreased by $680,762, or 11.7%, during the nine months ended September 30, 2024, to $5,156,757, as compared to $5,837,519 during the same period in Fiscal 2023.

Consumer Segment

Net income (loss) decreased in the consumer segment by $3,188,892, during the nine months ended September 30, 2024, to a net loss of $116,325, as compared to net income of $3,072,567 during the same period in Fiscal 2023. Refer to the aforementioned attributes discussed within the Comparison of the Nine Months Ended September 30, 2024 and 2023 for further details.

Commercial Segment

Net income increased in the commercial segment by $2,508,130, or 90.7%, during the nine months ended September 30, 2024, to $5,273,082, as compared to $2,764,952 during the same period in Fiscal 2023. Refer to the aforementioned attributes discussed within the Comparison of the Nine Months Ended September 30, 2024 and 2023 for further details.

Earnings Per Share

The following table depicts the Company’s earnings per share:

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

Consolidated	$0.20	$0.22	$(0.02)	(9.1)%

Consolidated

Basic and diluted earnings per share attributable to holders of our Common Stock decreased by $0.02, or 9.1%, during the nine months ended September 30, 2024, to $0.20, as compared to $0.22 during the same period in Fiscal 2023.

Liquidity and Capital Resources

The following table summarizes the Company’s condensed consolidated statement of cash flows:

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Net cash provided by (used in):
Operating activities	$6,449,764	$3,469,991	$2,979,773	85.9%
Investing activities	(3,260,717)	(1,085,362)	(2,175,355)	200.4%
Financing activities	(3,290,701)	(2,249,209)	(1,041,492)	46.3%

Net increase (decrease) in cash and cash equivalents	$(101,654)	$135,420	$(237,074)	NM

NM – Not Meaningful

Operating Activities

Cash flows provided by operations increased by $2,979,773, or 85.9%, during the nine months ended September 30, 2024, to $6,449,764, as compared to $3,469,991 during the same period in Fiscal 2023. The increase in cash provided by operations for the nine months ended September 30, 2024 was primarily attributed to the impacts of a decrease in net income, a decrease in non-cash charges relating to deferred taxes, along with a reduction in accounts receivable associated with the settlement of a large SOW with a recurring customer, an increased inventory position associated with the expansion of the consumer business, and an increase in other liabilities associated with customer deposits and gift cards.

Investing Activities

Cash flows (used in) investing activities increased by $2,175,355, or 200.4%, during the nine months ended September 30, 2024, to $3,260,717, as compared to $1,085,362 during the same period in Fiscal 2023. The increase in cash (used in) investing activities during the nine months ended September 30, 2024 was primarily attributed to the purchase of property and equipment, including real estate associated with one of our Arizona stores, the build-out of our Arizona and Texas stores, the purchase of production assets within our commercial recycling business, and the continued development of intangible assets associated with our enterprise resource planning system, and no net cash inflows from investments in notes receivable.

Financing Activities

Cash flows (used in) financing activities increased by $1,041,492, or 46.3%, during the nine months ended September 30, 2024, to $3,290,701, as compared to $2,249,209 during the same period in Fiscal 2023. The increase in cash (used in) financing activities during the nine months ended September 30, 2024, was primarily due to our share buyback plan as principal payments on debt were in relative parity.

Capital Resources

Although the Company has access to a line of credit our primary source of liquidity and capital resources currently consist of cash generated from our operating activities. We do not anticipate the need to fund our operations via the line of credit and we do not have any amounts drawn as of September 30, 2024. We have historically renewed, extended, or replaced short-term debt as it matures, and management believes that we will be able to continue to do so in the near future.

Capital Expenditures

In Fiscal 2024, the Company is deploying capital for additional growth, maintenance activity and enhancements to our enterprise resource planning system. The Company continuously monitors the deployment of capital and primarily funds capital expenditures through cash flow from operating activities. Where appropriate the Company may use debt financing on select projects. When this occurs, the Company further evaluates future cash flows of the project as to ensure the debt tenure and pay-back period are in alignment as well as the appropriateness of the rate of return.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against the Company arising in the normal course of the Company’s business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flow. Management is also not aware of any legal proceedings contemplated by government agencies of which the outcome is reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the Company’s 2023 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases

The following lists the repurchase of Company shares for the three months ended September 30, 2024:

	Total Number of
	Shares Purchased			Maximum Number
	as Part of Publicly			of Shares that May
	Announced Plan	Average Price	Total Price	Yet be Purchased
Fiscal Period	or Program (1) (2)	Paid Per Share ($)	Paid	Under the Plans
Balance as of June 30, 2024	769,402	$4.91	$3,775,534	230,598

July 1 - 31, 2024	75,326	4.87	367,144	155,272
August 1 - 31, 2024	51,353	4.98	255,633	103,919
September 1 - 30, 2024	20,516	5.15	105,733	83,403

Balance as of September 30, 2024	916,597	$4.91	$4,504,044	83,403
(1)	All shares were purchased in open-market transactions through the stock repurchase program approved by the Board on March 14, 2023, for the repurchase of up to one million shares of the Company’s common stock.
(2)	The stock repurchase program was publicly announced on May 3, 2023, and expires March 31, 2026. Repurchases under the stock repurchase plan began on May 10, 2023.

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

ENVELA CORPORATION
(Registrant)

Date: November 5, 2024	/s/ JOHN G. DELUCA
John G. DeLuca
Chief Financial Officer (Principal Accounting Officer)