Form 10-K
period 2024-12-31
Envela Corp
filed 2025-03-26
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to _______

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

As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $30.5 million based on the closing sale price as reported on the NYSE American. As of March 25, 2025, there were 25,993,075 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2025 Annual Meeting of, Shareholders which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the fiscal year ended December 31, 2024 (this “Form 10-K”), including but not limited to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, and our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate,” “potential,” “continue,” “deploy,” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties.

Forward-looking statements may relate to future financial conditions, results of operations, plans, strategies, objectives, performance or business developments. All forward-looking statements are based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to, risks and uncertainties related to:

●	An inability to maintain relationships with significant clients or renew contracts with them on favorable terms;
●	The market for precious metals is inherently unpredictable;
●	An inability to increase retail prices to reflect higher commodity costs;
●	Adverse economic conditions in the United States (“U.S.”) or in other key markets we sell into, and resulting declines in consumer confidence and spending;
●	Consumer wholesale and retail jewelry business is seasonal, with sales traditionally greater during certain holiday seasons;
●	Intense competition across all markets for our products and services;
●	A decrease in demand for the Company’s products and services and the failure of the Company to adapt to such decreases;
●	Misjudging consumer demand;
●	Adapting to consumer buying preferences for lab-grown diamonds;
●	Consumer acceptance of near-perfect counterfeit products;
●	The proliferation of near-perfect counterfeit products;
●	The voting power in the Company is substantially controlled by a small number of shareholders, which may, among other things, impede the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to shareholders;
●	Our status as a “controlled company” could make our shares of common stock, par value $0.01 per share (the “Common Stock”), less attractive to some investors or otherwise harm our stock price;

●	The Company is, and will be, subject to new and existing corporate-governance and internal-control demands and reporting requirements;
●	The Company is subject to maintaining an anti-money laundering (“AML”) compliance program, and the failure to comply could adversely affect the Company’s reputation and ability to obtain merchandise;
●	The conflict-mineral diligence process, the results from that process, and the related reporting obligations could increase costs, adversely affecting the Company’s reputation and our ability to obtain merchandise;
●	Governments may refuse to renew or grant licenses and permits, thus restricting our ability to operate;
●	Changes to environmental, social, and governance (“ESG”) regulations may impact our reputation and financial results;
●	U.S. governmental regulation and environmental, health and safety requirements may adversely affect our business;
●	The Company’s websites may be vulnerable to security breaches and similar threats, which could result in liability for damages or harm to the Company’s reputation;
●	A failure of the information systems could prevent the Company from effectively managing and controlling operations and serving customers;
●	The Company may be subject to business, compliance, and reputational risks associated with artificial intelligence (“AI”);
●	Outbreaks of epidemics, pandemics or other public health emergencies have disrupted, and could in the future disrupt, our operations;
●	We may incur losses because of unforeseen or catastrophic events, terrorist attacks, extreme weather events or other natural disasters;
●	Geopolitical conflicts, military action, and civil unrest could result in global supply chain disruptions and uncertain economic conditions;
●	Changes in liquidity and capital requirements and the ability to secure financing and credit could materially and adversely affect the Company’s financial condition and results of operations;
●	The impact of sustained high interest rates;
●	The Company’s success depends on the ability to attract, retain, and motivate qualified directors, management, and other skilled employees;
●	The Company’s expansion into new geographical regions;
●	The Company may take on additional liabilities in connection with acquisitions, or it may not be able to successfully integrate such acquisitions;
●	Our electronic device business is subject to the risk of declines in the value and availability of devices in our inventory and to foreign trade risks and export compliance;

●	We may incur losses because of a failure to manage and protect our clients’ assets throughout the information technology (“IT”) asset disposition (“ITAD”) process; and
●	We may incur an increase in taxes as a result of changes in tax rules.

Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved

Important risk factors that could cause results or events to differ from current expectations are described under “Item 1A. Risk Factors” below and elsewhere in this Form 10-K. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development, and results of our business.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, segment growth plans, or to reflect the occurrence of unanticipated events.

Unless expressly indicated or the context requires otherwise, the terms "Envela," "company," "we," "us," and "our" in this document refer to Envela Corporation, a Nevada corporation, and, where appropriate, its subsidiaries.

PART I

ITEM 1. BUSINESS

OVERVIEW

Envela is a leading provider of recycling and recommerce services at the forefront of the circular economy. Motivated by building long-lasting relationships rooted in trust and transparency, Envela’s brands address a broad range of sustainability and value-driven initiatives that impact consumers and businesses alike. Our core business lines focus extending the lifespan of products through buying and selling goods in the secondary market. The company is comprised primarily of two key operating and reportable segments: consumer and commercial. The consumer segment focuses on selling authenticated high-end luxury goods, including pre-owned and repurposed fine jewelry, diamonds, gemstones, luxury watches, and secondary market bullion. At the same time, the commercial segment provides solutions for de-manufacturing end-of-life electronic assets, reclaiming base and precious metals, and other saleable materials, while also expanding our presence in the ITAD industry. Envela’s subsidiaries are trusted partners for those seeking responsible value in the disposition or acquisition of technology, metals, and luxury hard assets, with each reportable segment contributing to decarbonization and value creation in its own unique way.

Consumer Segment

Our consumer segment is a retail organization that operates several brands specializing in the buying and selling of pre-owned luxury hard assets. Our ability to understand new market trends, while also paying homage to the past with vintage pieces, allows us to be the destination of choice for customers seeking a sustainable and value-driven purchase of some of the world’s most iconic brands. Our team of experts provides a straightforward process for buying and selling items, along with guidance that helps ensure customers feel informed and confident in their decisions. We also offer our customers a unique buying experience, as our jewelry designers introduce sustainably sourced diamonds and gemstones into the manufacturing process, resulting in a diverse assortment of modern designs at achievable price points.  Operating as a multi-brand retailer we aim to maximize our market reach, the division was formed through the consolidation of multiple retail merchants, with its roots tracing back more than half a century to the founding of its earliest predecessor in 1972.

The Company has long been associated with precious metals, with a history of trading silver since 1972 and trading gold since the repeal of the U.S. law limiting gold ownership in 1974. Our connection to minting bullion began in the late 1970s. Today, this rich history continues as the Company remains a leading provider of sustainable precious metals products.

Commercial

Our commercial segment operates in multiple sustainability verticals focused on the responsible disposition of end-of-life technology assets. Our electronics recycling business was originally founded in 2009 on the premise of addressing the demand for responsible electronic waste disposal. We focus on adhering to regulations and industry standards, ensuring the proper dismantling and recycling of electronic devices. Our approach prioritizes reclaiming and reusing materials, preventing them from ending up in landfills. Our ITAD business, tracing its origins back to its earliest predecessor in 2007, is dedicated to unlocking the value of consumer electronics within the circular economy. We specialize in assisting businesses with the end-of-life management of their IT assets, including data destruction, asset refurbishment, and remarketing. Our commercial segment also provides detailed asset disposition data that enables our customers to address their sustainability goals and responsibilities to internal and external stakeholders.

BUSINESS DEVELOPMENTS

Since our founding in 1965, we have consistently evolved, adapting to market changes while our commitment to sustainability has been at the core of our brand’s success. In 2025, Envela will be celebrating its diamond jubilee, marking 60 years, and we are looking forward to recognizing our employees, customers, and stakeholders who have contributed to our journey. Detailed below are significant business developments that impacted fiscal years ending December 31, 2024 and 2023.

Consumer Segment

On September 12, 2024, the consumer segment entered into a purchase agreement relating to the acquisition of the assets of a bespoke fabricator of jewelry in Scottsdale, Arizona (the “Scottsdale Transaction”).

See Note 4 – Changes in Business for further details.

In Fiscal 2024, we rapidly expanded our bricks-and-mortar footprint by opening 5 stores under our Four Nines brand which also features Bijoux Exchange an in-store buying platform. Our Bijoux Exchange brand is an in-store buying platform predicated on the store-within-a-store concept. Personnel are dedicated to customers seeking to monetize their luxury hard assets due to changes in style, damage, financial need, or life events.

Commercial Segment

In Fiscal 2023, the commercial segment began to optimize its overall business model as the commercial segment was born from a series of acquisitions. The business began to focus on unifying its systems, enhancing its business intelligence platforms in support of its commercial and operations teams as well as aligning its cost structure with margin achievement which became steady state in Fiscal 2024. Additionally, the business has focused on diversifying its business lines from those requiring the outright procurement of technology to those involving fees for services. These fee-for-service relationships allow our clients to outsource the management of the testing and packaging of items destined for secondary sales outlets while maintaining control over their inventory.

MARKET

Each of the Company’s reportable segments has unique market conditions that impact their respective operations. These competitive conditions may adversely affect the Company’s financial condition, results of operations, and its ability to expand and execute its business strategy.

Consumer Segment

Many online and brick-and-mortar retailers are of significant size with substantial resources. We compete to buy and sell pre-owned luxury hard assets such as fine jewelry, luxury watches, diamonds and gemstones, and bullion against established retailers, auction houses, secondary market online platforms, as well as other resale goods marketplaces. Our customers seek to maximize the value of their purchases and have multiple options to evaluate our value and service proposition. Our sales of outright precious metals to refiners and diamonds and gemstones to wholesalers take place at near-spot market values and, as such are not subject to peer competition, but are impacted by macroeconomic conditions impacting their respective markets. All of our products are sourced and sold domestically.

Commercial Segment

Our competition is primarily attributed to the inbound procurement of IT assets and commodities; albeit we do experience certain levels of competition on outright sales of IT assets to consumers. We compete for inbound products against large, diversified recyclers as well as other ITAD-specific companies. Our sales of outright IT assets are primarily marketed through online channels on which our customers can compare like goods against an array of purveyors, with select IT assets being sold wholesale into international markets. Our sales of outright base and precious metals-laden materials are sold at near-spot market values and, as such, are not subject to peer competition but are inherently impacted by macroeconomic market conditions. The commercial segment’s business is also subject to both multi-year and spot transactions, of which the multi-year contracts may be subject to cancellation on short notice.

CYCLICALITY AND SEASONALITY

Each of the Company’s reportable segments has aspects of cyclicality stemming from macroeconomic conditions consumer behavior, and commodity markets, but also from seasonality within a given fiscal year.

Consumer Segment

The consumer segment business experiences seasonality with the fourth quarter holiday months of November and December typically being the highest volume months of the year. However, seasonality is less pronounced than traditional luxury goods retailers as a result of our business being underpinned by our precious metals business, which is driven by the perception of market trends and global economic activity.

Commercial Segment

The commercial segment experiences seasonality with the first quarter months of January and February typically being the highest volume months of the year. We receive a higher volume of assets from our trade-in partners destocking from the post-holiday period.

ENVIRONMENTAL AND SOCIAL IMPACT

We aspire to operate our business with a positive environmental and social impact while ensuring we create value for our shareholders. We are an environmentally conscious business as we are able to extend the useful life of technology and luxury hard assets along with reducing the reliance on mills and refiners sourcing materials from extractive industries.

Community

We aim to serve and strengthen the communities we operate in by repurposing dormant infrastructure, creating jobs, increasing tax base, and selling sustainably sourced products.

Energy Supply and Resource Consumption

We continue to evaluate opportunities within our store operations, production processes, and supply chains for opportunities to reduce our environmental footprint.

In terms of our electricity, natural gas, and water consumption costs they represented 0.2% and 0.3% of sales for Fiscal 2024 and 2023, respectively.

Sustainability

Sustainability is deep-rooted within our corporate strategy, and instilled in our company values, as a business partner, an employer, a community member, and a value creator for shareholders.

Consumer Segment

Unlike a traditional retail jewelry business, recommerce requires curating an inventory, which is crucial to attracting and retaining customers, and sourcing a diverse inventory takes time and strategy. Due to our size, we are able to source most of our products through our in-store buying programs; except in instances where a new setting or repair is needed. In terms of our retail store footprint, we look to refurbish existing buildings as opposed to ground-up construction which requires new building materials and land consumption. Our recent expansionary efforts have focused on acquiring or leasing former retail bank buildings, which not only offer excellent security infrastructure but are also situated in ideal geographic locations.

In Fiscal 2024 and 2023, the consumer segment sold 2.2 and 2.0 metric tons of refining-grade precious metals destined for new products, respectively.

Commercial Segment

We source products through different strategies, including trade-in programs, returns, buybacks, closeouts, individuals, and companies transitioning technologies. We extend the useful lives of IT assets, divert plastic and base metal waste streams into recycled commodities along with providing precious metal-laden material for refining. As part of our sustainability service offering, we provide traceability of dispositions and ensure we have maximized the recovery of base and precious metals and have taken all steps to reintroduce technology assets back into the marketplace.

In Fiscal 2024 and 2023, the commercial segment sold 1,267,632 and 1,202,838 individual units of secondary electronics and components in which their useful life was extended, respectively.

In Fiscal 2024 and 2023, the commercial segment sold 12,837.7 and 12,862.4 metric tons of electronic scrap containing base and precious metals and other saleable materials destined for new products, respectively.

HUMAN CAPITAL RESOURCES

We are part of a diverse global community, and we aim to reflect that diversity within our team and values. We believe inclusiveness fosters a collaborative culture allowing for differing perspectives, which fuels our ability to innovate as we work to create a more sustainable future.

Employees

Our management policy is to keep employees informed of material decisions that affect them, encourage employee suggestions, and implement them whenever practicable. We are committed to providing equal employment opportunities regardless of race, color, ancestry, religion, sex, national origin, sexual orientation, age, citizenship, marital status, disability, or gender identity or expression. We sometimes rely on independent contractors and temporary personnel to supplement our workforce, primarily in our commercial segment production facilities. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

In Fiscal 2024 and 2023, we employed 309 and 289 persons, respectively.

Ethics and Compliance

At every level of our Company, we work to create a culture that inspires trust among our employees, with our customers, and in the communities we serve. We empower employees to raise issues and concerns regarding compliance with our code of conduct, policies, and applicable laws by providing third-party and confidential reporting channels. We also believe that ethics and compliance allow us to be a business partner of choice as we are entrusted to substantiate value and authenticity in our consumer segment, while our commercial segment ensures technology assets are responsibly disposed of or reintroduced into the marketplace by our client’s protocols and applicable laws.

Safety

We work to continuously improve all aspects of our safety performance. Our approach to safety is proactive and focuses on active leadership, engagement, risk and hazard identification, training, and verifying controls associated with operating equipment and material handling processes are being adhered to. We also track safety performance using industry-standard metrics.  Two key safety performance indicators that we monitor are total recordable injury frequency rate (“TRIFR”) and total lost time injury frequency rate (“LTIFR”).

The following chart depicts our TRIFR for the past 5 fiscal years:

(1)	Number of injuries per 200,000 hours worked.

The following chart depicts our LTIFR for the past 5 fiscal years:

(1)	Number of injuries per 200,000 hours worked.

GOVERNMENT REGULATIONS

We use our best efforts to ensure compliance with federal, state, and local laws and regulations, including but not limited to those pertaining to environmental matters, consumer protection, consumer privacy, data protection, waste disposal, truth in advertising, employment, health and safety, building and occupancy codes, metal theft, and AML laws. The laws and regulations to which we are subject to include requirements to obtain permits, approvals, licenses or other governmental authorizations to engage in new business or maintain our existing operations. If we violate any of these laws or regulations, we may be subject to civil or potentially criminal prosecution which may result in the imposition of fines and penalties, or cessation of business activities. As a result of business expansion and ever-changing regulatory environments, the past amounts expended to maintain compliance may not be indicative of future requirements. We continually monitor the status of laws and regulations and the impact any developments may have on financial condition and results of operations.

Refer to Item 1A. Risk Factors for further details.

CORPORATE INFORMATION

We were incorporated in Nevada in September 1965. Our Common Stock is currently listed on the New York Stock Exchange (“NYSE”) American under the symbol "ELA." Our principal executive offices are located at 1901 Gateway Drive, Irving, Texas 75038 and our telephone number is (972) 587-4049.

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission (“SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.envela.com when such reports are available on the SEC's website.

We use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Risks Related to Our Business Relationships

An inability to maintain relationships with significant clients or renew contracts with them on favorable terms.

The success of our commercial segment’s business primarily depends on maintaining relationships and contractual arrangements with significant clients. If our key clients terminate important business arrangements with us or renew contracts on terms less favorable to us, there could be a material adverse effect on our financial condition and results of operations.

Risk Factors Relating to Commodity Volatility, Changing Economic Conditions and Seasonality

The market for precious metals is inherently unpredictable.

Bullion, crafted precious metals, and other precious metal products are purchased and sold based on current market pricing. Bullion and precious metal-laden inventories are subject to market-value changes created by their underlying commodity markets. Several national and international factors are beyond management’s control but may affect margins, customer demand, and transactional volumes. These factors include but are not limited to, the policies of the U.S. Federal Reserve, inflation rates, global economic uncertainty, and governmental and private mint supply. If commodity markets underlying our bullion or precious metal-laden inventory are misjudged, our business could suffer material adverse consequences.

While jewelry manufacturing is a major driver of demand for gold, management believes that the cost of gold is predominantly driven by investment transactions, which may result in significant changes in cost. The Company’s cost of merchandise and potential earnings may be adversely impacted by investment-market considerations that cause the price of gold to significantly increase or decrease.

A significant portion of the consumer segment’s profit is generated from buying and selling pre-owned fine jewelry or other precious metal-laden products. Significant price fluctuations in precious metals, especially downward, could have a severe impact on this part of our business, as people are less likely to sell these products to the Company if they believe their merchandise is being undervalued, or if they believe the value is uncertain.

An inability to increase retail prices to reflect higher commodity costs.

Historically, jewelry retailers have been able, over time, to increase prices to reflect changes in commodity costs. However, in general, particularly sharp increases in commodity costs may result in a time lag before increased commodity costs are fully reflected in retail prices. There is no certainty that such price increases will be sustainable, so downward pressure on gross margin and earnings may occur. Moreover, any sustained increases in the cost of commodities could result in the need to fund the purchase of inventory at higher values or to make changes in the merchandise available, which could have a material adverse effect on our financial condition and results of operations.

Adverse economic conditions in the U.S. or in other key markets we sell into, and resulting declines in consumer confidence and spending.

The Company’s operating results are dependent on several factors impacting consumer confidence and discretionary spending, including, but not limited to, the following: general economic and business conditions; wages and employment levels; volatility in the stock market; home values; inflation; consumer-debt levels; availability and cost of consumer credit; economic uncertainty; solvency concerns of major financial institutions; fluctuations in foreign currency exchange rates; fuel and energy costs and/or shortages; tax issues; and general political conditions, both domestic and abroad. Fluctuations in any of these factors could adversely affect consumer confidence and discretionary spending and could have a material adverse effect on our financial condition and results of operations.

Consumer wholesale and retail jewelry business is seasonal, with sales traditionally greater during certain holiday seasons.

The consumer segment’s retail jewelry sales are seasonal by nature. The periods around Valentine’s Day, Mother’s Day, and Christmas are typically the main seasons for jewelry sales. Sales are traditionally greater during significant holidays that occur in early spring, late fall, and winter. The amount of sales and operating income generated during these seasons depends upon the general economic conditions and other factors beyond our control. Given the timing of the seasonality, inclement weather can at times pose a substantial barrier to consumer retail activity and may have an unfavorable impact on store traffic. If inclement weather conditions were to occur during such holiday seasons, they could have a material adverse effect on our financial condition and results of operations.

Risk Factors Relating to Competition

Intense competition across all markets for Envela’s products and services.

The markets in which Envela operates are highly competitive, and the Company competes with numerous other companies, several of which are larger and have significantly greater financial, distribution, advertising, and marketing resources. A significant portion of Envela’s products are evaluated by consumers based on the attractiveness of brands, assortment of products, and price competitiveness. Significant increases in these competitive influences could adversely affect our operations through a decrease in the number and total value of sales transactions.

Many competitors attract customers with their reputation and industry connections. Additionally, companies may decide to enter our markets to compete with us, which may have greater name recognition and greater financial and marketing resources than Envela. If these new companies are successful in entering our markets, or if customers choose to go to other established competitors, there could be fewer buyers or sellers, and could have a material adverse effect on our financial condition and results of operations.

Jewelry and watch retailing is highly fragmented and competitive. The consumer segment competes for jewelry and watch sales primarily against specialty jewelers and other retailers that sell jewelry and watches, including department stores, internet retail, and recommerce platforms. Participants in the jewelry and watch category compete for a share of customers’ disposable income with other consumer sectors such as electronics, clothing, furniture, travel, and restaurants. The competition for consumer discretionary spending is particularly relevant to gift giving, and somewhat to bridal jewelry (e.g. engagement, wedding, and anniversary).

Consumers are increasingly shopping for jewelry or starting their jewelry-buying experience online, which makes it easier for them to compare prices with other jewelry retailers. If our consumer brands do not offer the same or similar items at the lowest prices, consumers may purchase their jewelry from competitors, which could have a material adverse effect on our financial condition and results of operations.

Risk Factors Relating to Demand

A decrease in demand for the Company’s products and services and the failure of the Company to adapt to such decreases.

Although the Company actively manages its product and service offerings to ensure that such offerings meet the needs and preferences of its customer base and partners, the demand for a particular product or service may decrease due to a variety of factors, including many that the Company may not be able to control, anticipate or respond to promptly, such as the availability and pricing of competing products or technology, changes in customers’ financial conditions as a result of changes in unemployment levels, declines in consumer spending habits related to general economic conditions, inflation, weather events, public health and safety issues, fuel prices, interest rates, government-sponsored economic stimulus programs, social welfare or benefit programs, real or perceived loss of consumer confidence or regulatory restrictions that increase or reduce customer access to particular products.

Should the Company fail to adapt to a significant change in its customers’ demand for, or regular access to, its products, the Company’s revenue could decrease significantly. Even if the Company makes adaptations, its customers or merchants may resist or reject products or services whose adaptations make them less attractive or less available. In any event, the effect of any product or service change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time.

Misjudging consumer demand.

Consumer demand for the Company’s products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise, causing a strain on operating cash flow. If inventory cannot be sold through our retail outlets or wholesale channels, write-downs or write-offs to earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory levels could result in unfulfilled orders, loss of revenue, and an unfavorable impact on customer relationships. In particular, volatility and uncertainty related to macroeconomic factors make it more difficult to forecast consumer demand in various markets. Failure to properly judge consumer demand and properly manage inventory could have a material adverse effect on profitability and liquidity.

Risk Factors Specific to the Luxury Hard Asset Market

Adapting to consumer buying preferences toward lab-grown diamonds.

While the Company regularly assesses consumer buying preferences to provide our customers with an array of attractive buying options, consumers have become more accepting of lab-grown diamonds as a result of their price point and trends toward sustainability and understanding source origin. Although we offer lab-grown diamond collections, these are at lower price points, which may have a material adverse effect on our financial condition and results of operation.

Consumer acceptance of near-perfect counterfeit products.

Technology has evolved to where manufacturers can produce near-perfect counterfeits of luxury retail brands. While our business model is value-driven, consumer acceptance of near-perfect counterfeit goods may result in increased competition against the luxury recommerce market, which may have a material adverse effect on our financial condition and results of operation.

The proliferation of near-perfect counterfeit products.

While the company employs a team of authentication experts to ensure transactional confidence in both the buying and selling process, the continued proliferation of near-perfect counterfeit goods may erode consumer confidence in the luxury recommerce market, which may have a material adverse effect on our financial condition and results of operation.

Risk Factors Relating to Corporate Structure and Governance

The voting power in the Company is substantially controlled by a small number of shareholders, which may, among other things, impede the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to shareholders.

N10TR, LLC (“N10TR”) is the Company’s largest shareholder, owning 12,814,727 shares of Common Stock, representing 49.3% of the total outstanding shares of Common Stock, as of December 31, 2024. Eduro Holdings, LLC (“Eduro”) owns 6,365,460 shares of Common Stock, representing 24.5% of the total outstanding shares of Common Stock, as of December 31, 2024. Both N10TR and Eduro are under the common control of John R. Loftus, the Company’s CEO, President, and Chairman of the Board. Consequently, Mr. Loftus is in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of the Company’s board and any action requiring the approval of shareholders, including any amendments to the governing documents, mergers or sales of all or substantially all of the Company assets. This concentration of ownership also may delay, defer, or even prevent a change in control of the Company and make some transactions more difficult or impossible without the support of Mr. Loftus. These transactions might include proxy contests, tender offers, mergers, or other purchases of Common Stock that could allow shareholders to realize a premium over the then-prevailing market price for shares of Common Stock.

Our status as a "controlled company" could make our Common Stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a "controlled company" under the corporate governance rules for New York Stock Exchange (“NYSE”) American-listed companies, we are not required to have a majority of our Board of Directors (the “Board”) be independent, nor are we required to have a compensation committee or an independent nominating function. In the future, we could elect not to have a majority of our Board be independent or not to have a compensation committee or an independent nominating function. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NYSE American-listed companies. Our status as a controlled company could make our Common Stock less attractive to some investors or otherwise harm our stock price.

The Company is, and will be, subject to new and existing corporate-governance and internal-control demands and reporting requirements.

Governments, including agencies at the national, state, and local levels, may seek to enforce or impose new laws, regulatory restrictions, or licensing requirements. They may also interpret or enforce existing requirements in new ways that could restrict the Company’s ability to continue its current methods of operation or to expand operations, impose significant additional compliance costs, and could have a material adverse effect on the Company’s financial condition and results of operations. In 2014, the Company agreed to a series of corporate governance reforms with the SEC. Additionally, the Company faces corporate-governance requirements under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the ”Dodd-Frank Act”), as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the NYSE American (the “Exchange”). These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. If the Company does not comply with the corporate governance reforms, the Company could face enforcement actions by the SEC or other governmental or regulatory bodies, as well as shareholder lawsuits, all of which could have a material adverse effect on our financial position and results of operations.

Risk Factors Relating to Compliance

The Company is subject to maintaining an AML compliance program, and the failure to comply could adversely affect the Company’s reputation and ability to obtain merchandise.

The Company is subject to the provisions of the USA PATRIOT Act, which requires certain businesses to maintain an AML compliance program. The Company’s AML compliance program is isolated to our retail buying program within our consumer segment, as opposed to the Company as a whole. We do not buy from international sources nor are our sales subject to AML compliance. Failure to comply with applicable AML regulations could result in regulatory enforcement actions, fines, reputational harm, or other adverse consequences impacting our financial position and results of operations.

The conflict-mineral diligence process, the results from that process, and the related reporting obligations could increase costs, adversely affecting the Company’s reputation and our ability to obtain merchandise.

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules that require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex, and while management believes that the rules only cover less than 1% of annual worldwide gold production based upon current estimates, the final rules require certain jewelry retailers and manufacturers that file with the SEC to exercise reasonable due diligence in determining the country of origin of the statutorily designated minerals that are used in kinds of products the Company sells. Jewelry retailers or manufacturers who meet certain criteria were required to file certain reports with the SEC beginning in May 2014, disclosing their due diligence measures related to the country of origin, the results of those activities, and related determinations. In conjunction with legal counsel, we have determined that we do not have sufficient control over the manufacturing of any of our products to be included in the group of companies required to provide conflict-minerals disclosure and reporting.

If the Company’s sourcing processes should change, or if there is a determination that the Company’s current practices should be covered by the conflict-minerals reporting and disclosure guidelines, there would be a need to implement significant additional measures to comply with these rules. Management cannot be certain of the costs that might be associated with such regulatory compliance. The final rules also cover tungsten, which is contained in a small portion of items that we sell. Other minerals, such as diamonds, could be added to those currently covered by these rules. The Company may incur reputational risks with customers and other shareholders if, due to the complexity of the global supply chain, management is unable to sufficiently verify the origin of the relevant metals. Also, if the responses of parts of the Company’s supply chain to verification requests were adverse, it could harm our ability to obtain merchandise and add to compliance costs. In addition, Envela partners with refiners for a portion of its sales. These refiners are subject to increasingly stringent governmental regulation in their refining operations, and a change or increase in such regulations in the United States or abroad could have a material adverse effect on our financial position and results of operations.

Governments may refuse to renew or grant licenses and permits, thus restricting our ability to operate.

Certain aspects of our business, namely our electronics recycling business within our consumer segment are subject to greater regulation and compliance at federal, state, and local levels. Increased requirements for licensing and permitting may require changes in our business service delivery, capital expenditures, and compliance programs. While we acknowledge our commitment to stewardship of our properties, operating processes, and outcomes, increased regulation and compliance could have a material adverse effect on our financial position and results of operations.

Changes to ESG regulations may impact our reputation and financial results.

In recent years, ESG matters have come to the forefront of corporate governance, resulting in the SEC issuing its final ruling on climate-related disclosures, on March 6, 2024. Less than one month after their adoption, the SEC chose to stay its adopted disclosure rules, pending judicial review, creating a period of stasis which has impacted corporate governance strategies related to ESG. While the Company remains steadfast in its business practices and messaging to its stakeholders related to its sustainability value proposition, commitment to inclusivity, and the positive impact of our businesses in the communities we operate in, this period of uncertainty creates risk associated with the nature and extent of adoption of ESG practices.

The methodologies and standards for tracking and reporting on ESG matters are relatively new, have not been standardized, and continue to evolve. As a result, our ESG-related disclosures may not necessarily be calculated in the same manner or comparable to similarly titled measures presented by us in other contexts, or by other companies or third-party estimates. If our ESG-related disclosures are or are perceived by government authorities, investors, or stakeholders to be inadequate, inaccurate, or non-compliant with applicable standards or regulations, or if we discover material inaccuracies therein, our reputation could be negatively impacted, and we could be exposed to litigation and other regulatory actions.

The Company is regularly monitoring developments pertaining to the judicial review, to ensure it has adequately assessed its strategy and capital requirements related to compliance.

U.S. governmental regulation and environmental, health and safety requirements may adversely affect our business.

Our operations are subject to federal, state and local environmental, health and safety laws applicable to reclamation of commodities from electronic waste. We are required to obtain environmental permits and approvals for some of our operations and must expend time and resources to ensure compliance with those permits and approvals. As noted above, we cannot guarantee receipt of required permits or renewals of such permits in a timely manner or without unforeseen limitations on our operations. We are also subject to environmental, transportation, and health and safety laws that govern the management of electronic waste and the reclamation of useful goods therefrom. Such regulations tend to become more restrictive over time, and it is possible that new regulations will be passed that require material changes to our operations or could otherwise result in a material adverse effect on our financial position.

Risks Related to Cyber Threats and Rapid Advancements in AI

The Company’s websites may be vulnerable to security breaches and similar threats, which could result in liability for damages and harm to the Company’s reputation.

Despite the implementation of network security measures, Company websites are vulnerable to computer viruses, break-ins, and similar disruptive problems caused by internet users. These occurrences could result in liability for damages, and the Company’s reputation could suffer. Circumvention of security measures may result in the misappropriation of customer or other confidential information. Any such security breach could lead to interruptions, delays, and cessation of service to customers and could have a material adverse effect on our reputation, financial position, and results of operations.

A failure of the information systems could prevent the Company from effectively managing and controlling operations and serving customers.

The Company relies on information systems to manage and operate our businesses. These include our communications systems, website, point-of-sale application, enterprise resource planning system, and other supporting systems. Any disruption in the availability of our information systems could adversely affect the Company’s ability to service customers and could have a material adverse effect on our reputation, financial position, and results of operations.

The Company may be subject to business, compliance, and reputational risks associated with AI.

The Company continues to evaluate opportunities for AI and machine learning in terms of their use in practical applications to enhance processes and serve customers. Its adoption may result in new or expanded risks and liabilities, including governmental and regulatory compliance, litigation, ethical concerns, confidentiality, or security risks that may have a material adverse effect on our reputation, financial position, and results of operations.

Risks Related to Global Health Crises, Disasters and Geopolitics Impacting Supply and Demand

Outbreaks of epidemics, pandemics, or other public health emergencies have disrupted, and could in the future, disrupt our operations.

Our operations are exposed to risks associated with epidemics, pandemics, or other public health emergencies. Such events could lead to restrictions and mandates, which could be applied differently across jurisdictions, and there could be global impacts resulting directly or indirectly from such an event including labor shortages, logistical challenges, supply chain disruptions, and increases in costs for certain goods and services. Any or all of the foregoing in jurisdictions where we or our customers, suppliers, or operations are located could have a material adverse effect on our financial position and results of operations. In addition, fluctuations in demand and other implications associated with public health emergencies have resulted in, and could in the future result in, certain supply chain constraints and challenges.

We may incur losses because of unforeseen or catastrophic events, terrorist attacks, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, terrorist attacks, extreme weather events, or other natural disasters, could create economic and financial disruptions and could lead to operational difficulties (e.g., travel limitations and limitations on occupancy in our facilities) that could impair our ability to manage our businesses.

Geopolitical conflicts, military action, and civil unrest could result in global supply chain disruptions and uncertain economic conditions.

The broader consequences of geopolitical conflicts, military action, and civil unrest could lead to economic instability and sustained inflation and result in changes in consumer behavior impacting discretionary spending. Any of these factors could have a material adverse effect on our financial position and results of operations.

Risks Related to Liquidity Management Strategies

Changes in liquidity and capital requirements and the ability to secure financing and credit could materially and adversely affect the Company’s financial condition and results of operations.

A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to fund growth initiatives and provide working capital. Similarly, if actual costs to acquire and build out new retail stores significantly exceed planned costs, could hinder the ability to acquire new stores or to operate those profitably. Credit and equity markets remain sensitive to world events and macroeconomic developments. Therefore, the cost of borrowing may increase, and it may be more difficult to obtain financing for operations or to refinance long-term obligations as they become payable. Additionally, borrowing costs can be affected by independent rating agencies’ short- and long-term debt ratings which are based largely on performance as measured by credit metrics including interest coverage and leverage ratios. A decrease in these ratings would likely increase the Company’s borrowing costs and make it more difficult to obtain financing. A significant increase in costs to finance operations may have a material adverse effect on our financial position and the results of operations.

The impact of sustained high interest rates.

We are currently experiencing a sustained high-interest rate environment which may increase our borrowing costs associated with new or refinancing debt obligations or could make it difficult or impossible to secure financing.

Risk Factors Relating to Our Employees

The Company’s success depends on the ability to attract, retain, and motivate qualified directors, management, and other skilled employees.

Envela’s future success and growth depend on the continued services of directors, key management, and employees. Losing services from any of these individuals could materially affect the Company’s operations. The Company’s future success also depends on management’s ability to identify, attract, and retain additional qualified personnel. Competition for employees is intense, and the Company may be unsuccessful in attracting or retaining qualified personnel. There are a limited number of people with knowledge and experience within our industries. The Company does not have employment agreements with employees and does not maintain life insurance policies on any of the key personnel. The loss of key personnel, especially without advance notice, or the inability to hire or retain qualified people, could have a material adverse effect on all facets of our business. The Company cannot guarantee that we will continue to retain key management and skilled personnel, or will be able to attract, assimilate and retain other highly qualified personnel in the future.

The Company’s expansion into new geographical regions.

Both of the Company’s segments have portions of their business located in areas outside of its base of operations in Dallas-Fort Worth. The ability to manage operations in multiple geographical regions is vital to sustaining success. It is not guaranteed that the Company will have the same success in finding, training, and supervising geographically dispersed employees.

Risk Factors Relating to Our Strategies

The Company may take on additional liabilities in connection with acquisitions, or it may not be able to successfully integrate such acquisitions.

As part of the company’s history and growth strategy, it has acquired other businesses. Acquisitions involve numerous risks, including the following:

●	effectively combining the acquired operations, technologies, or product offerings;
●	unanticipated costs or assumed liabilities;
●	not realizing the anticipated financial benefit from the acquired companies;
●	diversion of management’s attention;
●	negative effects on existing customer and supplier relationships; and
●	potential loss of key employees, especially those of the acquired companies.

Further, the Company has made and may continue to make acquisitions of, or investments in, new services, businesses, or technologies to expand its current service offerings and product lines. Some of these may involve risks that may differ from those traditionally associated with the Company’s core business. If the Company is not successful in mitigating or insuring against such risks, it may have a material adverse effect on our financial position and results of operations.

Risks Related to Product and Service Offerings

Our electronic device business is subject to the risk of declines in the value and availability of devices in our inventory and to foreign trade risks and export compliance.

The value of the electronic devices that we collect and refurbish may fall below the prices we have paid, which could adversely affect our profitability. These devices are subject to the risk that the value, including selling price, will be adversely affected by technological changes affecting the usefulness or desirability of the devices and parts; physical problems resulting from faulty design or manufacturing; increased competition; decreased customer demand, including due to changes in customer preferences, changes in client promotions and seasonality; supply chain constraints; and growing industry emphasis on cost containment. The value and availability of devices or parts may also be impacted by adverse foreign trade relationships and an escalation in trade tensions, including concerning trade policies, treaties, government relations, tariffs, and other trade restrictions or compliance. If the value or availability of devices or parts is significantly reduced, it could have a material adverse effect on our financial position and results of operations.

We may incur losses because of a failure to manage and protect our client’s assets throughout the ITAD process.

The Company’s commercial segment provides services related to electronic devices being disposed of by business customers, including cleansing storage devices from customer equipment and either recycling them through resale or disposing of them in an environmentally compliant manner. If the Company does not meet its contractual and regulatory obligations, it could be subject to contractual damages, penalties, and damage to reputation. Also, the Company’s or its subcontractors’ failure to comply with applicable laws and regulations in disposing of the equipment could result in environmental liabilities. Such environmental liabilities may be joint and several, meaning that the company could be held responsible for more than its share of the liability involved. To the extent that the Company fails to comply with its obligations and such failure is not covered by insurance, it could have a material adverse effect on our reputation, financial position, and results of operations.

Risks Related to Changes in Tax Rules

We may incur an increase in taxes as a result of changes in tax rules.

As a company conducting business throughout the U.S. with physical operations in multiple states, we are exposed to the effects of changes in U.S., state, and local tax rules. Governments seeking to increase their corporate tax base may have a material adverse effect on our financial position and results of operations.

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

Our information technology team under the direction of our Systems Engineer who has over 15 years of experience, evaluates and addresses cybersecurity risks in alignment with our risk profile, business objectives, and operational needs. In support of these processes, we employ cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. Employees receive periodic training on cybersecurity, including tests on “phishing” and “social engineering”, to assess the effectiveness of the cybersecurity training program and enhance awareness of cybersecurity threats among employees. Further, we may engage third-party advisors, from time to time, in evaluating our security infrastructure, strategies, and incident management processes.

Our management team is briefed regularly on information security, including discussion of processes such as those listed above to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Board is charged with providing oversight of our risk management process. Periodically, our Board reviews risk assessments, including cybersecurity risks, prepared by management and/or third-party providers.

There have been no previous cybersecurity incidents that have materially affected us to date, including our business strategy, results of operations, or financial condition. However, any future potential risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, or other similar threats may have material adverse effects on the execution of our business strategies, reputation, financial position, and results of operations.

Refer to Item 1A. Risk Factors, Risks Related to Cyber Threats for further details.

ITEM 2. PROPERTIES

Our facilities by segment and geography were as follows as of December 31, 2024:

	Number of Facilities
	Owned	Leased
Consumer
Arizona	2	2
South Carolina	—	1
Texas(1)	3	7

Sub-total	5	10

Commercial
Arizona	—	1
Texas	—	2

Sub-total	—	3

Corporate
Texas(1)	1	—

Sub-total	1	—

	6	13

(1)	The Texas-owned properties are encumbered by debt facilities, see Note 14 – Debt for further details.

Our leases begin to expire starting in 2025 through 2030, with six leases having a right of renewal. Both segments regularly evaluate each of their locations in terms of profitability, effectiveness and fit with their long-term strategy.

In management’s opinion, these properties have been well maintained, are in good operating condition, and contain all necessary equipment and facilities for their intended purposes.

See Note 12 –  Leases for further details on leased facilities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. The Company does not believe that any such legal proceedings and claims pending against the Company would have a material adverse effect on our financial position and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Symbol for Common Stock

The Company’s Common Stock is traded on the NYSE American Exchange, under the symbol “ELA.”

Holders of Record

As of March 17, 2024, we had 217 record holders of our Common Stock.

Dividends

The Company has not paid any cash dividends on its Common Stock to date. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, capital requirements, and general financial condition. The payment of any cash dividends will be within the discretion of the Company’s Board at such time. In addition, the Company is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future as it is currently expected that available cash resources will be utilized in connection with our ongoing operations, capital expenditures, and growth initiatives.

Issuer Purchases of Equity Securities

The following lists the repurchase of Company shares as of December 31, 2024:

	Total Number of
	Shares Purchased			Maximum Number
	as Part of Publicly			of Shares that May
	Announced Plan	Average Price	Total Price	Yet be Purchased
Fiscal Period	or Program (1) (2)	Paid Per Share ($)	Paid	Under the Plans
Balance as of January 1, 2024	415,973	$5.18	$2,155,049	584,027

January 1 - 31, 2024	59,417	4.52	268,569	524,610
February 1 - 29, 2024	56,343	4.53	255,195	468,267
March 1 - 31, 2024	85,580	4.46	381,382	382,687
April 1 - 30, 2024	30,891	4.66	143,840	351,796
May 1 - 31, 2024	37,672	4.65	175,257	314,124
June 1 - 30, 2024	83,526	4.74	396,242	230,598
July 1 - 31, 2024	75,326	4.87	367,144	155,272
August 1 - 31, 2024	51,353	4.98	255,633	103,919
September 1 - 30, 2024	20,516	5.15	105,733	83,403
October 1 - 31, 2024	11,787	5.25	61,905	71,616
November 1 - 30, 2024	546	5.26	2,874	71,070
December 1 - 31, 2024	—	—	—	71,070

Balance as of December 31, 2024	928,930	$4.92	$4,568,823	71,070

(1)	All shares were purchased in open-market transactions through the stock repurchase program approved by the Board on March 14, 2023, for the repurchase of up to one million shares of the Company’s Common Stock.
(2)	The stock repurchase program was publicly announced on May 3, 2023, and expires March 31, 2026. Repurchases under the stock repurchase plan began on May 10, 2023.

The timing and amount of any Common Stock repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.

ITEM 6. [RESERVED]

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

Refer to Cautionary Note Regarding Forward-Looking Statements on page 4 for further details.

Introduction

This section includes a discussion of our operations for the years ended December 31, 2024, and December 31, 2023. The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our financial condition and results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. References to fiscal years herein are denoted with the word “Fiscal” and the associated year.

See Note 3 – Accounting Policies and Estimates for further details.

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

Our Business

Envela serves as a holding company, conducting its operations via subsidiaries engaged in various businesses and activities within the recommerce and recycling sectors. The products and services we offer are delivered by our subsidiaries under their distinct brands, rather than directly by Envela itself. Significant business activities within our reportable segments are detailed below:

Consumer Segment

Our consumer segment primarily operates in the jewelry industry, specializing in the online and brick-and-mortar sale of authenticated high-end luxury goods, including pre-owned fine jewelry, diamonds and gemstones, luxury watches, along with secondary market bullion. We incorporate recycled diamonds and gemstones into our new designs meaning they were previously set and unset, producing a low-carbon and ethical origin product. The Company caters to consumers seeking environmentally responsible options for engagement rings, wedding bands, and other fine jewelry at accessible prices. Our profound commitment to extending the lifespan of luxury goods stems from our understanding that well-crafted items have an enduring quality, enabling them to maintain their beauty and value as they are passed from one owner to another.

Commercial Segment

Our commercial segment specializes in the de-manufacturing of end-of-life electronic assets to reclaim commodities and other materials, while also engaging in the ITAD industry. The separated commodities, including metals, plastics, and glass, are sold to downstream processors where they are further processed and reintroduced into new products. ITAD services maximize the residual value of retired IT assets by adhering to a reuse-first philosophy and ensuring equipment is refurbished and re-marketed after data sanitization. The Company offers services that manage the entire lifecycle of technology products to ensure data security, regulatory compliance, and environmental sustainability. We are proud of our role in supporting a circular economy through responsible reuse and recycling of electronic devices.

Segment Activities

The Company believes it is well-positioned to take advantage of its overall capital structure.

Consumer Segment

Our strategy is to expand the number of locations we operate by opening new locations throughout the U.S. Likewise, we continue to evaluate opportunities related to complementary product and service offerings for our stores and online business.

Commercial Segment

Our strategy is to expand both organically and through acquisitions. The Company has taken considerable steps to bolster its management team and operating systems to position itself for growth. Our production facilities are capable of managing the expansion of existing relationships and consolidation of acquisition targets within relative geographic proximity into our existing facilities.

Changes in Disclosure of Results of Operations

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

The following table provides a reconciliation of net income to Adjusted EBITDA for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024			2023
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net income	$16,341	$6,740,718	$6,757,059	$3,646,747	$3,500,705	$7,147,452
Addition (deduction):
Depreciation and amortization	524,510	1,027,264	1,551,774	325,227	1,036,837	1,362,064
Other income	(104,561)	(933,121)	(1,037,682)	(83,806)	(643,976)	(727,782)
Interest expense	228,792	218,591	447,383	192,393	270,808	463,201
Income tax expense	4,818	1,987,303	1,992,121	927,157	946,761	1,873,918

	$669,900	$9,040,755	$9,710,655	$5,007,718	$5,111,135	$10,118,853

Net Cash

Net Cash is defined as the difference between (i) cash and cash equivalents and (ii) the sum of debt obligations. We believe that presenting Net Cash is useful to investors as a measure of our liquidity and leverage profile, as cash and cash equivalents can be used, among other things, to repay indebtedness.

The following table depicts the Company’s Net Cash:

	December 31,	December 31,
	2024	2023

Total cash	$20,609,003	$17,853,853
Less: debt obligations	(13,522,179)	(14,933,491)

	$7,086,824	$2,920,362

Results of Operations

The results of operations should be read in conjunction with our financial statements and notes included elsewhere in the Annual Report. Prior year comparisons for 2023 and 2022, are included in “Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022, which was filed with the SEC on March 21, 2024.

Any reference in this Annual Report to a “year-over-year” change is to the relevant comparison between activity from each twelve-month period ended December 31, 2024 and 2023.

Comparison of the Years Ended December 31, 2024 and 2023

The following table depicts our disaggregated consolidated statements of income for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024				2023
	Consumer	Commercial	Consolidated	% of Sales (1)	Consumer	Commercial	Consolidated	% of Sales (1)

Sales	$130,469,468	$49,906,761	$180,376,229	100.0%	$129,413,669	$45,850,157	$175,263,826	100.0%
Cost of goods sold	114,587,598	21,472,844	136,060,442	75.4%	113,765,111	19,842,185	133,607,296	76.2%

Gross margin	15,881,870	28,433,917	44,315,787	24.6%	15,648,558	26,007,972	41,656,530	23.8%

Expenses:
Selling, general and administrative	15,211,970	19,393,162	34,605,132	19.2%	10,640,840	20,896,837	31,537,677	18.0%
Depreciation and amortization	524,510	1,027,264	1,551,774	0.9%	325,227	1,036,837	1,362,064	0.8%

Total operating expenses	15,736,480	20,420,426	36,156,906	20.1%	10,966,067	21,933,674	32,899,741	18.8%

Operating income	145,390	8,013,491	8,158,881	4.5%	4,682,491	4,074,298	8,756,789	5.0%

Other income (expense):
Other income	104,561	933,121	1,037,682	0.6%	83,806	643,976	727,782	0.4%
Interest expense	(228,792)	(218,591)	(447,383)	(0.2)%	(192,393)	(270,808)	(463,201)	(0.3)%

Income before income taxes	21,159	8,728,021	8,749,180	4.9%	4,573,904	4,447,466	9,021,370	5.1%

Income tax expense	(4,818)	(1,987,303)	(1,992,121)	(1.1)%	(927,157)	(946,761)	(1,873,918)	(1.1)%

Net income	$16,341	$6,740,718	$6,757,059	3.8%	$3,646,747	$3,500,705	$7,147,452	4.1%

(1)	The “% of Sales” figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, the percentages presented may not add up precisely to the totals provided.

The individual segments reported the following for the years ended December 31, 2024 and 2023:

Sales

	Year Ended December 31,		Change
	2024	2023	Amount	%

Consolidated	$180,376,229	$175,263,826	$5,112,403	2.9%
% of consolidated sales	100.0%	100.0%

Consumer	$130,469,468	$129,413,669	$1,055,799	0.8%
% of consumer sales	100.0%	100.0%

Commercial	$49,906,761	$45,850,157	$4,056,604	8.8%
% of commercial sales	100.0%	100.0%

Consolidated

Sales increased by $5,112,403, or 2.9%, during the year ended December 31, 2024, to $180,376,229, as compared to $175,263,826 during the same period in Fiscal 2023.

Consumer Segment

Sales in the consumer segment increased by $1,055,799, or 0.8%, during the year ended December 31, 2024, to $130,469,468, as compared to $129,413,669 during the same period in Fiscal 2023. The change was primarily attributed to stronger sales of scrap grade precious metals inventory which were more pronounced in the third and fourth quarters of Fiscal 2024, which was offset by softer market conditions for bullion that was most prevalent in the first and second quarters of Fiscal 2024; which also impacted store performance. Our sales of scrap grade precious metals were favorably impacted by exceptional inbound material flow from our in-store buying programs. While Fiscal 2024 produced favorable movements in the spot price of gold it was not sufficient to offset the impact of lower bullion demand.

Commercial Segment

Sales in the commercial segment increased by $4,056,604, or 8.8%, during the year ended December 31, 2024, to $49,906,761, as compared to $45,850,157 during the same period in Fiscal 2023. The change was primarily attributed to the favorable performance from almost all of our verticals with the most significant being the sale of personal technology assets and sales generated through our ITAD business. While the sales of electronic scrap grades and associated recoveries were strong through to the third quarter of Fiscal 2024 they dropped off in the fourth quarter resulting in relative parity to Fiscal 2023. Electronic scrap grade sales were primarily impacted by inbound material flows from a single customer’s shipping schedule in the fourth quarter of Fiscal 2024.

Cost of Goods Sold

	Year Ended December 31,		Change
	2024	2023	Amount	%

Consolidated	$136,060,442	$133,607,296	$2,453,146	1.8%
% of consolidated sales	75.4%	76.2%

Consumer	$114,587,598	$113,765,111	$822,487	0.7%
% of consumer sales	87.8%	87.9%

Commercial	$21,472,844	$19,842,185	$1,630,659	8.2%
% of commercial sales	43.0%	43.3%

Consolidated

Cost of goods sold increased by $2,453,146, or 1.8%, during the year ended December 31, 2024, to $136,060,442, as compared to $133,607,296 during the same period in Fiscal 2023.

Consumer Segment

Cost of goods sold in the consumer segment increased by $822,487, or 0.7%, during the year ended December 31, 2024, to $114,587,598, as compared to $113,765,111 during the same period in Fiscal 2023. The change was primarily attributed to the aforementioned increase in sales attributed to lower margin scrap grade precious metals, which were more pronounced in the third and fourth quarters of Fiscal 2024. These sales allowed the consumer segment to reduce its inventory position from an intra-year high of $27,866,050 as of September 30, 2024 to $23,973,333 as of December 31, 2024.

Cost of goods sold as a percent of sales was 87.8% during the year ended December 31, 2024, as compared to 87.9% during the year ended December 31, 2023. The change was primarily attributed to the product mix, as the relief of inventory associated with lower margin scrap grade precious metals and bullion was almost fully offset by higher margin luxury goods.

Commercial Segment

Cost of goods sold in the commercial segment increased by $1,630,659, or 8.2%, during the year ended December 31, 2024, to $21,472,844, as compared to $19,842,185 during the same period in Fiscal 2023. The change was primarily attributed to the relief of inventory associated with lower margin electronic scrap grades and revenue sharing, ITAD settlements, and incrementally from the relief of inventory associated with personal technology assets. Our ITAD business had a strong fourth quarter in Fiscal 2024 resulting in this vertical having a greater impact on cost of goods sold than was evident through the nine months ended September 30, 2024.

Cost of goods sold as a percent of sales was 43.0% during the year ended December 31, 2024, as compared to 43.3% during the year ended December 31, 2023. The change was primarily attributed to the product mix that was relieved during the fourth quarter of Fiscal 2024 as our costs of goods sold as a percent of sales for the nine months ended September 30, 2024 had been unfavorable to the same period in Fiscal 2023. In the fourth quarter of 2024 the commercial segment experienced stronger margins on the sale of personal technology assets that moved its cost of goods sold as a percent of sales into a favorable variance for the year ended December 31, 2024.

Gross Margin

	Year Ended December 31,		Change
	2024	2023	Amount	%

Consolidated	$44,315,787	$41,656,530	$2,659,257	6.4%
% of consolidated sales	24.6%	23.8%

Consumer	$15,881,870	$15,648,558	$233,312	1.5%
% of consumer sales	12.2%	12.1%

Commercial	$28,433,917	$26,007,972	$2,425,945	9.3%
% of commercial sales	57.0%	56.7%

Consolidated

Gross margin increased by $2,659,257, or 6.4%, during the year ended December 31, 2024, to $44,315,787, as compared to $41,656,530 during the same period in Fiscal 2023.

Consumer Segment

Gross margin in the consumer segment increased by $233,312, or 1.5%, during the year ended December 31, 2024, to $15,881,870, as compared to $15,648,558 during the same period in Fiscal 2023. The net impact of the aforementioned increase in sales of $1,055,799 and increase in cost of goods sold of $822,487 resulted in the $233,312 increase in gross margin.

Commercial Segment

Gross margin in the commercial segment increased by $2,425,945, or 9.3%, during the year ended December 31, 2024, to $28,433,917, as compared to $26,007,972 during the same period in Fiscal 2023. The net impact of the aforementioned increase in sales of $4,056,604 and increase in cost of goods sold of $1,630,659 resulted in the $2,425,945 increase in gross margin.

Selling, General and Administrative

	Year Ended December 31,		Change
	2024	2023	Amount	%

Consolidated	$34,605,132	$31,537,677	$3,067,455	9.7%
% of consolidated sales	19.2%	18.0%

Consumer	$15,211,970	$10,640,840	$4,571,130	43.0%
% of consumer sales	11.7%	8.2%

Commercial	$19,393,162	$20,896,837	$(1,503,675)	(7.2)%
% of commercial sales	38.9%	45.6%

Consolidated

Selling, general and administrative expense increased by $3,067,455, or 9.7%, during the year ended December 31, 2024, to $34,605,132, as compared to $31,537,677 during the same period in Fiscal 2023.

Consumer Segment

Selling, general and administrative expense in the consumer segment increased by $4,571,130, or 43.0%, during the year ended December 31, 2024, to $15,211,970, as compared to $10,640,840 during the same period in Fiscal 2023. The change was primarily attributed to incurring operational cost structures from our new Arizona and Texas stores along with travel costs associated with preparing those stores for opening. However, travel costs consecutively declined in both the third and fourth quarters of Fiscal 2024. During the year, processes and procedures were developed to create efficiencies in rolling out new stores in geographically dispersed locations that can be utilized in future store openings.

Commercial Segment

Selling, general and administrative expense in the commercial segment decreased by $1,503,675, or 7.2%, during the year ended December 31, 2024, to $19,393,162, as compared to $20,896,837 during the same period in Fiscal 2023. The change was primarily attributed to the operational focus on human capital costs and processing efficiencies at our production facilities during Fiscal 2024. Albeit, we did experience some intra-year increases in human capital costs associated with overall higher processing volumes and associated with a new retail returns client, the spend correlated to an increase in gross margin.

Depreciation and Amortization

	Year Ended December 31,		Change
	2024	2023	Amount	%

Consolidated	$1,551,774	$1,362,064	$189,710	13.9%
% of consolidated sales	0.9%	0.8%

Consumer	$524,510	$325,227	$199,283	61.3%
% of consumer sales	0.4%	0.3%

Commercial	$1,027,264	$1,036,837	$(9,573)	(0.9)%
% of commercial sales	2.1%	2.3%

Consolidated

Depreciation and amortization expense increased by $189,710, or 13.9%, during the year ended December 31, 2024, to $1,551,774, as compared to $1,362,064 during the same period in Fiscal 2023.

Consumer Segment

Depreciation and amortization expense in the consumer segment increased by $199,283, or 61.3%, during the year ended December 31, 2024, to $524,510, as compared to $325,227 during the same period in Fiscal 2023. The change was primarily attributed to our Arizona and Texas stores that were placed into service as well as the depreciation and amortization expense related to the assets acquired in the Scottsdale Transaction.

Commercial Segment

Depreciation and amortization expense in the commercial segment decreased by $9,573, or 0.9%, during the year ended December 31, 2024, to $1,027,264, as compared to $1,036,837 during the same period in Fiscal 2023. There was no material impact from assets capitalized or reaching maturity in each comparative period and, as such, no discussion point.

Other Income (Expense)

	Year Ended December 31,		Change
	2024	2023	Amount	%

Consolidated	$1,037,682	$727,782	$309,900	42.6%
% of consolidated sales	0.6%	0.4%

Consumer	$104,561	$83,806	$20,755	24.8%
% of consumer sales	0.1%	0.1%

Commercial	$933,121	$643,976	$289,145	44.9%
% of commercial sales	1.9%	1.4%

Consolidated

Other income increased by $309,900, or 42.6%, during the year ended December 31, 2024, to $1,037,682, as compared to $727,782 during the same period in Fiscal 2023.

Consumer Segment

Other income in the consumer segment increased by $20,755, or 24.8%, during the year ended December 31, 2024, to $104,561, as compared to $83,806 during the same period in Fiscal 2023. The change was primarily attributed to the proportional allocation of the proceeds from a settlement related to repairs to the Company’s corporate headquarters, and the Employee Retention Tax Credit (“ERTC”), and to the consumer segment’s higher working capital requirements from the aforementioned launching of our Arizona and Texas stores which has decreased the excess cash flow available to sweep into an interest-bearing account. The impact on interest income is referenced below.

Interest income comprised $2,304 and $77,936 of other income during the years ended December 31, 2024, and December 31, 2023, respectively.

Commercial Segment

Other income in the commercial segment increased by $289,145, or 44.9%, during the year ended December 31, 2024, to $933,121, as compared to $643,976 during the same period in Fiscal 2023. The change was primarily attributed to the proportional allocation of the proceeds from a settlement related to repairs to the Company’s corporate headquarters, the ERTC, and to the continued focus on reducing working capital which has increased the excess cash flow available to sweep into an interest-bearing account. The impact on interest income is referenced below.

Interest income comprised $753,315 and $455,665 of other income during the years ended December 31, 2024, and December 31, 2023, respectively.

Interest Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%

Consolidated	$(447,383)	$(463,201)	$15,818	(3.4)%
% of consolidated sales	(0.2)%	(0.3)%

Consumer	$(228,792)	$(192,393)	$(36,399)	18.9%
% of consumer sales	(0.2)%	(0.1)%

Commercial	$(218,591)	$(270,808)	$52,217	(19.3)%
% of commercial sales	(0.4)%	(0.6)%

Consolidated

Interest expense decreased by $15,818, or 3.4%, during the year ended December 31, 2024, to $447,383, as compared to $463,201 during the same period in Fiscal 2023.

Consumer Segment

Interest expense in the consumer segment increased by $36,399, or 18.9%, during the year ended December 31, 2024, to $228,792, as compared to $192,393 during the same period in Fiscal 2023. The change was primarily attributed to the impact of the allocation of corporate interest expense.

Commercial Segment

Interest expense in the commercial segment decreased by $52,217, or 19.3%, during the year ended December 31, 2024, to $218,591, as compared to $270,808 during the same period in Fiscal 2023. The change was primarily attributed to the impact of the allocation of corporate interest expense.

Income Tax Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%

Consolidated	$(1,992,121)	$(1,873,918)	$(118,203)	6.3%
% of consolidated sales	(1.1)%	(1.1)%

Consumer	$(4,818)	$(927,157)	$922,339	(99.5)%
% of consumer sales	0.0%	(0.7)%

Commercial	$(1,987,303)	$(946,761)	$(1,040,542)	109.9%
% of commercial sales	(4.0)%	(2.1)%

Consolidated

Income tax expense, for both segments, for the year ended December 31, 2024, was $1,992,121, an increase of $118,203, as compared to income tax expense of $1,873,918 for the year ended December 31, 2023. Currently, the Company has a deferred tax asset reflecting a future tax benefit that the Company expects to receive. The Company has a federal tax rate of approximately 21.0%, in addition to other state and local taxes, on net income. The effective income tax rate was 22.8% and 20.8% for the years ended December 31, 2024 and 2023, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the Company’s case for the increase for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Net Income

	Year Ended December 31,		Change
	2024	2023	Amount	%

Consolidated	$6,757,059	$7,147,452	$(390,393)	(5.5)%
% of consolidated sales	3.7%	4.1%

Consumer	$16,341	$3,646,747	$(3,630,406)	(99.6)%
% of consumer sales	0.0%	2.8%

Commercial	$6,740,718	$3,500,705	$3,240,013	92.6%
% of commercial sales	13.5%	7.6%

Consolidated

Net income decreased by $390,393, or 5.5%, during the year ended December 31, 2024 to $6,757,059, as compared to $7,147,452 during the same period in Fiscal 2023. Refer to the aforementioned attributes discussed within the Comparison of Years Ended December 31, 2024 and 2023 for further details.

Consumer Segment

Net income decreased in the consumer segment by $3,630,406, or 99.6%, during the year ended December 31, 2024 to $16,341, as compared to $3,646,747 during the same period in Fiscal 2023. Refer to the aforementioned attributes discussed within the Comparison of Years Ended December 31, 2024 and 2023 for further details.

Commercial Segment

Net income increased in the commercial segment by $3,240,013, or 92.6%, during the year ended December 31, 2024 to $6,740,718, as compared to $3,500,705 during the same period in Fiscal 2023. Refer to the aforementioned attributes discussed within the Comparison of Years Ended December 31, 2024 and 2023 for further details.

Earnings Per Share

	Year Ended December 31,		Change
	2024	2023	Amount	%

Consolidated	$0.26	$0.27	$(0.01)	(3.7)%

Consolidated

Basic and diluted earnings per share attributable to holders of our Common Stock decreased by $0.01, or 3.7%, during the year ended December 31, 2024 to $0.26, as compared to $0.27 during the same period in Fiscal 2023.

Liquidity and Capital Resources

The following table summarizes the Company’s consolidated statements of cash flows:

	Year Ended December 31,		Change
	2024	2023	Amount	%
Net cash provided by (used in):
Operating activities	$10,190,640	$5,842,708	$4,347,932	74.4%
Investing activities	(3,760,404)	(1,759,861)	(2,000,543)	113.7%
Financing activities	(3,675,086)	(3,398,963)	(276,123)	8.1%

Net increase in cash and cash equivalents	$2,755,150	$683,884	$2,071,266	302.9%

Operating Activities

Cash flows provided by operations increased by $4,347,932, or 74.4%, during the year ended December 31, 2024, to $10,190,640, as compared to $5,842,708 during the same period in Fiscal 2023. The increase in cash provided by operations for the year ended December 31, 2024, was primarily attributed to the impacts of a decrease in net income, an increase in depreciation and amortization, a decrease in non-cash charges relating to deferred taxes, an increase in non-cash lease expense, a decrease accounts receivable associated with the settlement of a large SOW with a recurring customer, an increased inventory position associated with the expansion of the consumer business, an increase in accrued expenses primarily associated with our payroll accrual and unvouchered payments related to estimated settlement liabilities for inbound ITAD customers, and an increase in other liabilities associated with customer deposits and gift cards.

Investing Activities

Cash flows (used in) investing activities increased by $2,000,543, or 113.7%, during the year ended December 31, 2024, to $3,760,404, as compared to $1,759,861 during the same period in Fiscal 2023. The increase in cash (used in) investing activities during the year ended December 31, 2024, was primarily attributed to the purchase of property and equipment, including real estate associated with one of our Arizona stores, the build-out of our Arizona and Texas stores, the purchase of production assets within our commercial recycling business, and the continued development of intangible assets associated with our enterprise resource planning system.

Financing Activities

Cash flows (used in) financing activities increased by $276,123, or 8.1%, during the year ended December 31, 2024, to $3,675,086, as compared to $3,398,963 during the same period in Fiscal 2023. The increase in cash (used in) financing activities during the year ended December 31, 2024, was primarily due to our share buyback plan as principal payments on debt were in relative parity.

Capital Resources

Although the Company has access to a line of credit our primary source of liquidity and capital resources currently consists of cash generated from our operating activities. We do not anticipate the need to fund our operations via the line of credit and we do not have any amounts drawn as of December 31, 2024. We have historically renewed, extended, or replaced short-term debt as it matures, and management believes that we will be able to continue to do so in the near future.

Capital Expenditures

We regularly identify growth opportunities and business optimizations that require capital deployment. The Company continuously monitors its deployment of capital and primarily funds capital expenditures through cash flow from operating activities. Where appropriate the Company may use debt financing on select projects. When this occurs, the Company further evaluates future cash flows of the project to ensure the debt tenure and pay-back period are in alignment as well as the appropriateness of the rate of return.

Consumer Segment

In Fiscal 2024, the consumer segment primarily expended capital in relation to store expansion. In Fiscal 2025, we will look to optimize the performance of our new retail stores along with identifying new market opportunities. The Company believes it has the liquidity and capital resources to fund capital outlays of the aforementioned.

Commercial Segment

In Fiscal 2024, the commercial segment primarily expended capital in relation to production assets and was the primary beneficiary of our capital spend associated with our enterprise resource planning system. In Fiscal 2025, we will look to identify opportunities for growth of service offerings, evaluate expansion, and maintain our production assets. The Company believes it has the liquidity and capital resources to fund capital outlays of the aforementioned.

Contractual Obligations

The following table summarizes future contractual obligations related to debt and leases as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter

Notes payable(1)	$3,591,351	$7,787,491	$115,797	$119,983	$124,749	$1,782,808
Interest payments on notes payable(2)	$414,161	$295,673	$78,047	$73,862	$69,095	$82,153
Operating leases(3)	$2,225,848	$1,425,780	$686,575	$417,959	$298,552	$96,240

	$6,231,360	$9,508,944	$880,419	$611,804	$492,396	$1,961,201

(1)	Notes payable includes the principal amount of borrowings outstanding under the Company’s debt facilities.
(2)	Interest payments on notes payable are based on interest rates in effect as of December 31, 2024. As contractual interest rates and the amount of notes payable outstanding in variable in certain cases, actual cash payments may differ from the amounts provided.
(3)	Operating lease payments reflect those embedded in the measurement of our operating lease liabilities and thus, include lease payments for the remaining non-cancellable period of the lease together with periods covered by renewal (or termination) options which we are reasonably certain to exercise (or not exercise). These operating lease payments do not include certain tax, insurance, and maintenance costs, which are also required contractual obligations under some of our operating leases, but are generally not fixed and can fluctuate year to year.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required because we are a “Smaller Reporting Company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Envela Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envela Corporation and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

March 26, 2025

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023
Sales	$180,376,229	$175,263,826
Cost of goods sold	136,060,442	133,607,296

Gross margin	44,315,787	41,656,530

Expenses:
Selling, general and administrative	34,605,132	31,537,677
Depreciation and amortization	1,551,774	1,362,064

Total operating expenses	36,156,906	32,899,741

Operating income	8,158,881	8,756,789

Other income (expense):
Other income	1,037,682	727,782
Interest expense	(447,383)	(463,201)

Income before income taxes	8,749,180	9,021,370
Income tax expense	(1,992,121)	(1,873,918)

Net income	$6,757,059	$7,147,452

Basic earnings per share:
Net income	$0.26	$0.27

Diluted earnings per share:
Net income	$0.26	$0.27

Weighted average shares outstanding:
Basic	26,180,801	26,822,725
Diluted	26,180,801	26,837,725

The accompanying notes are an integral part of these consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$20,609,003	$17,853,853
Accounts receivable, net of allowances	4,384,238	7,811,159
Notes receivable	2,000	4,700
Inventories	25,705,524	23,146,177
Prepaid expenses	874,203	1,082,425
Other current assets	28,839	—
Total current assets	51,603,807	49,898,314

Property and equipment, net	13,515,162	10,764,224
Right-of-use assets from operating leases	4,741,326	4,189,621
Goodwill	3,621,453	3,921,453
Intangible assets, net	4,097,778	4,499,170
Deferred tax asset	49,526	—
Other assets	241,437	201,447

Total assets	$77,870,489	$73,474,229

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,177,550	$3,126,743
Notes payable	3,591,351	1,361,443
Operating lease liabilities	2,078,505	1,807,729
Accrued expenses	3,215,343	2,486,423
Other current liabilities	455,385	211,651
Total current liabilities	12,518,134	8,993,989

Deferred tax liability	—	38,668
Notes payable, less current portion	9,930,828	13,572,048
Operating lease liabilities, less current portion	2,769,389	2,560,671

Total liabilities	$25,218,351	$25,165,376

Contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and 25,995,701 shares outstanding as of December 31, 2024; 26,924,631 shares issued and 26,508,658 shares outstanding as of December 31, 2023	269,246	269,246
Treasury stock at cost, 928,930 and 415,973 shares, as of December 31, 2024 and December 31, 2023, respectively	(4,568,823)	(2,155,049)
Additional paid-in capital	40,173,000	40,173,000
Retained earnings	16,778,715	10,021,656

Total stockholders’ equity	52,652,138	48,308,853

Total liabilities and stockholders’ equity	$77,870,489	$73,474,229

The accompanying notes are an integral part of these consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Operations
Net income	$6,757,059	$7,147,452
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,551,774	1,362,064
Provision for credit losses	234,853	300,431
Deferred taxes	(88,194)	1,526,926
Non-cash lease expense	2,083,178	1,895,428
Loss on disposal of equipment	7,084	—
Changes in operating assets and liabilities:
Accounts receivable	3,192,068	(161,815)
Inventories	(2,559,347)	(4,390,392)
Prepaid expenses	208,222	149,392
Other assets	(64,129)	15,728
Accounts payable	50,807	(232,139)
Accrued expenses	728,920	199,829
Operating leases	(2,155,389)	(1,899,365)
Other liabilities	243,734	(70,831)

Net cash provided by operations	10,190,640	5,842,708

Investing
Purchase of property and equipment	(3,459,506)	(2,047,036)
Purchase of intangible assets	(298,898)	(191,075)
Investment in notes receivable	(2,000)	578,250
Acquisition, Scottsdale Transaction	—	(100,000)

Net cash (used in) investing	(3,760,404)	(1,759,861)

Financing
Payments on notes payable	(1,261,312)	(1,243,914)
Purchase of treasury stock	(2,413,774)	(2,155,049)

Net cash (used in) financing	(3,675,086)	(3,398,963)

Net change in cash and cash equivalents	2,755,150	683,884
Cash and cash equivalents, beginning of period	17,853,853	17,169,969

Cash and cash equivalents, end of period	$20,609,003	$17,853,853

Supplemental disclosures
Cash paid during the period for:
Interest	$449,032	$463,561
Income Taxes	$2,270,708	$197,561

Noncash investing and financing activities
Scottsdale Transaction measurement period adjustment, addition to intangible assets, reduction to goodwill	27,500	—
Scottsdale Transaction measurement period adjustment, addition to property and equipment, reduction to goodwill	122,500	—
Scottsdale Transaction measurement period adjustment, reduction to notes payable, reduction to goodwill	150,000	—
Scottsdale Transaction, addition to notes payable, addition to goodwill	—	200,000

The accompanying notes are an integral part of these consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Year Ended December 31, 2023

Balance as of January 1, 2023	26,924,631	$269,246	—	$—	—	$—	$40,173,000	$2,874,204	$43,316,450

Net Income	—	—	—	—	—	—	—	7,147,452	7,147,452

Shares repurchased	—	—	(415,973)	(2,155,049)	—	—	—	—	(2,155,049)

Balance as of December 31, 2023	26,924,631	$269,246	(415,973)	$(2,155,049)	—	$—	$40,173,000	$10,021,656	$48,308,853

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Year Ended December 31, 2024

Balance as of January 1, 2024	26,924,631	$269,246	(415,973)	$(2,155,049)	—	$—	$40,173,000	$10,021,656	$48,308,853

Net Income	—	—	—	—	—	—	—	6,757,059	6,757,059

Shares repurchased	—	—	(512,957)	(2,413,774)	—	—	—	—	(2,413,774)

Balance as of December 31, 2024	26,924,631	$269,246	(928,930)	$(4,568,823)	—	$—	$40,173,000	$16,778,715	$52,652,138

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Envela and its wholly owned subsidiaries. The accounting for the accompanying consolidated financial statements has been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and, in the opinion of management, reflects all adjustments necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity, and cash flows for the periods presented. The Company’s operations are located within the contiguous U.S. and its functional and reporting currency is the U.S. Dollar (“$”).

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

Principles of Consolidation

Envela serves as a holding company, conducting its operations via subsidiaries engaged in various businesses and activities within the recommerce and recycling sectors. The Company does not have any variable interest entities requiring consolidation. All intercompany transactions and balances have been eliminated.

Nature of Operations

The products and services we offer are delivered by our subsidiaries under their distinct brands, rather than directly by Envela itself. Significant business activities within our reportable segments are detailed below:

Consumer Segment

Our consumer segment primarily operates in the jewelry industry, specializing in the online and brick-and-mortar sale of authenticated high-end luxury goods, including pre-owned fine jewelry, diamonds and gemstones, luxury watches, along with secondary market bullion. We incorporate recycled diamonds and gemstones into our new designs meaning they were previously set and unset, producing a low-carbon and ethical origin product. The Company caters to consumers seeking environmentally responsible options for engagement rings, wedding bands, and other fine jewelry at accessible prices. Our profound commitment to extending the lifespan of luxury goods stems from our understanding that well-crafted items have an enduring quality, enabling them to maintain their beauty and value as they are passed from one owner to another.

Commercial Segment

Our commercial segment specializes in the de-manufacturing of end-of-life electronic assets to reclaim commodities and other materials, while also engaging in the ITAD industry. The separated commodities, including metals, plastics, and glass, are sold to downstream processors where they are further processed and reintroduced into new products. ITAD services maximize the residual value of retired IT assets by adhering to a reuse-first philosophy and ensuring equipment is refurbished and re-marketed after data sanitization. The Company offers services that manage the entire lifecycle of technology products to ensure data security, regulatory compliance, and environmental sustainability. We are proud of our role in supporting a circular economy through responsible reuse and recycling of electronic devices.

See Note 10 – Segment Information for further details.

NOTE 3 — ACCOUNTING POLICIES AND ESTIMATES

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

Consumer Segment

For the consumer segment, revenue from monetary transactions (e.g., cash and accounts receivable) with wholesale customers is recognized when the merchandise is delivered or at the point of sale for retail customers, and consideration for the transaction has been made either by immediate payment or through a receivable obligation. For e-commerce, revenue is recognized when the customer has fulfilled their obligation to pay or promise to pay and goods have been shipped.

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

The commercial segment recognizes refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring the control of the promised goods that are identified in the customer contract. The initial invoice is recognized in full when our performance obligation is satisfied. Under the guidance of ASC 606, an estimate of the variable consideration that we are expected to be entitled to is included in the transaction price stated at the current precious metal spot price and weight of the precious metal. An adjustment to revenue is made once the underlying weight and any precious metal spot price movement is resolved, which is usually around six weeks. Historically, these amounts have not been material.

The commercial segment also provides recycling services according to a Scope of Work (“SOW”). Revenue from recycling services is recognized upon completion of the SOW at a predetermined amount based on the number of units processed and a preset price per unit or weight measurement.

The commercial segment provides freight arrangement services related to inbound assets or material movements to our facilities. Revenue from freight arrangement services is recognized at settlement with our inbound customers which occurs when the SOW has been completed. Under the guidance of ASC 606, the Company is deemed to be a principal and as such records freight arrangement services as a component of revenue, and the associated expense is recorded as a component of cost of goods sold.

The commercial segment recognizes revenue on outright sales when terms and transaction price are agreed to, the product is shipped, and the title is transferred.

See Note 11 – Revenue for further details.

Sales Returns and Allowances

Sales are recorded, net of expected returns. In some cases, the consumer and commercial segment’s customers may return a product purchased within 30 days of receipt. Our allowance for estimated returns is based on our review of historical returns experience and reduces our reported revenues accordingly.

As of December 31, 2024, and December 31, 2023, the consumer segment’s allowance for returns was $11,942 and $28,402, respectively.

As of December 31, 2024, and December 31, 2023, the commercial segment’s allowance for returns was $48,569 and $0, respectively.

Concentrations and Credit Risk

The Company is potentially subject to concentrations of counterparty credit risk. The concentrations described herein pertain to certain domestic precious metals transactions requiring an assay that are short duration and settled on comparable terms. Overall customer concentrations as a percentage of sales may vary as a result of the mix of products being sold within each comparative period. Individual customer concentrations are also impacted by each customer’s production schedule and as such, the Company identifies the most appropriate sales outlet to ensure a timely transaction settlement.

For the year ended December 31, 2024, one customer aggregated 30.1% of our sales and represented 6.8% of our accounts receivable balance.

For the year ended December 31, 2023, one customer aggregated 29.5% of our sales and represented 27.9% of our accounts receivable balance.

The Company believes that no single customer is critical to its business as a result of having diverse revenue streams and the optionality of sales outlets primarily associated with base and precious metals.

Shipping and Handling Costs

Within the consumer and commercial segments, shipping and handling costs are accounted for as fulfillment costs within cost of goods sold.

For the years ended December 31, 2024, and December 31, 2023, the consumer segment’s shipping and handling costs were $95,765 and $13,076, respectively.

For the years ended December 31, 2024, and December 31, 2023, the commercial segment’s shipping and handling costs were $4,840,381 and $5,686,236, respectively.

Advertising Costs

The consumer and commercial segment’s advertising costs are expensed as incurred.

For the years ended December 31, 2024, and December 31, 2023, the consumer segment’s advertising costs were $1,309,013 and $945,340, respectively.

For the years ended December 31, 2024, and December 31, 2023, the commercial segment’s advertising costs were $281,814 and $37,110, respectively.

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

In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842, Leases requires us to use the interest rate that a lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. If we cannot readily determine the discount rate implicit in lease agreements, we utilize our incremental borrowing rate. For leases one year or less, the Company has elected not to record lease liabilities and right-of-use assets and instead recognize the expense associated with the lease payments using the straight-line basis.

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

The Company believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. The Company recognizes accrued interest and penalties resulting from audits by tax authorities in the provision for income taxes in the consolidated statements of income. During Fiscal 2024 and Fiscal 2023, the Company did not incur any federal income tax interest or penalties.

See Note 18 – Income Taxes for further details.

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the likelihood that the benefit of the deferred tax assets will be realized and the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ended December 31, 2024, and December 31, 2023.

As of December 31, 2024, the Company had a deferred tax asset of $49,526. As of December 31, 2023, the Company had a deferred tax liability of $38,668. The Company did not have a valuation allowance as of December 31, 2024, or December 31, 2023.

See Note 18 – Income Taxes for further details.

Segment Information

The accounting standards for reporting information about operating segments define an operating segment as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. As of December 31, 2024, the Company’s CODM was identified as the Chief Executive Officer.

The Company allocates its corporate expenses to its operating segments, including selling, general and administrative expenses, depreciation and amortization, other income, interest expense, and income tax expense.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

See Note 2 – Principles of Consolidation and Nature of Operations and Note 10 – Segment Information for further details.

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

See Note 13 – Basic and Diluted Average Shares for further details.

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

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the notes receivable and notes payable approximate fair value because the underlying instruments have an interest rate that reflects current market rates. None of these instruments are held for trading purposes.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At times, cash and cash equivalents exceed federally insured limits.

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

As of December 31, 2024, and December 31, 2023, the consumer segment’s allowance for credit losses was $0 and $0, respectively.

As of December 31, 2024, and December 31, 2023, the commercial segment’s allowance for credit losses was $433,159 and $260,858, respectively.

A summary of the allowance for credit losses is presented below:

	December 31,
	2024	2023

Beginning Balance	$260,858	$51,734
Provision for credit losses (+)	234,853	300,431
Receivables written off (-)	(62,552)	(91,307)

Ending Balance	$433,159	$260,858

Inventories

Consumer Segment

The consumer segment states its inventory at the lower of cost and net realizable value. We cost our inventory based on our own internal estimate of the fair value of the items at the time of purchase. We consider factors such as the current spot market price of precious metals and the current market demand for the items being purchased. Consigned inventory has a net zero balance. The majority of our inventory has some component of its value that is based on the spot market price of precious metals. We monitor metals-based commodity markets to assess any adverse impact on the carrying value of our inventory.

Commercial Segment

The commercial segment states its inventory at the lower of cost and net realizable value.  The cost of our technology assets is determined utilizing the retail cost method. The cost of our processed and unprocessed inventory, primarily consisteing of base metals and electronic scrap materials, is determined utilizing the weighted average cost method. We monitor metals-based commodity markets to assess any adverse impact on the carrying value of our inventory.

See Note 4 – Inventories for further details.

Goodwill

Goodwill is not amortized but is evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. There were no triggering events identified during the year ended December 31, 2024, and the Company did not record a goodwill impairment charge in any of the periods presented.

See Note 6 – Goodwill for further details.

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets; except for construction in progress which has not yet been placed into service. The following table depicts the estimated useful lives of our property and equipment asset classes:

Automobiles and trucks	5 to 7 years
Buildings	39 years
Building improvements	Shorter of 15 years or remaining useful life
Furniture and fixtures	5 to 7 years
Office technology	3 to 7 years
Leasehold improvements	Shorter of 15 years or remaining lease term
Production and material handling equipment	5 to 10 years

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Expenditures for repairs and maintenance are expensed as incurred; betterments that increase the value or materially extend the life of the related assets are capitalized.

See Note 7 – Property and Equipment, Net for further details.

Intangible Assets, Net

Finite-lived intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis over the estimated useful lives of the assets; except for assets under development that have not yet been placed into service. The following table depicts the estimated useful lives of our property and equipment asset classes:

Customer lists	10 years
Domain names	5 years
Enterprise resource planning systems	5 years
Trade names	10 years

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

See Note 8 – Intangible Assets, Net for further details.

Correction of Immaterial Error

The Company’s commercial segment previously reported revenue from freight arrangement services as a component of cost of goods sold. The Company has further evaluated the nature and scope of its service offering and has determined that it meets the definition of a principal in accordance with ASC 606 and, as such, be reported within revenue.

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

The error had no impact on gross margin, operating income, net income, and basic and diluted earnings per share nor any other financial statement amount. Further, these errors had no impact on the consolidated balance sheets, statements of stockholders’ equity, and statements of cash flows. These corrections do not affect any of the metrics used to calculate and evaluate management’s compensation and have no impact on bonuses, commissions, stock-based compensation, or any other employee remuneration. Historical amounts have been corrected and are presented on a comparable basis.

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

See the Consolidated Balance Sheets for further details.

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

See Note 7 – Property and Equipment, Net for further details.

The Company previously reported the development of its enterprise resource planning system within property and equipment, net. The Company has further evaluated the nature of this asset under ASC 350, Intangibles – Goodwill and Other, and has determined that it is a nonmonetary asset without physical substance and was acquired separately from hardware and as such be reported within intangible assets, net. The Company has elected to reclassify the historical presentation of the aforementioned as of December 31, 2023. Cash expenditures for the enterprise resource planning system have been reclassified to “Purchases of intangible assets” within the Consolidated Statements of Cash Flows.

See Note 8 – Intangible Assets, Net for further details.

New Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires an entity to disclose additional information about specific expense categories. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption and retrospective application permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of segment expenses that are significant and regularly provided to the CODM. In addition, ASU 2023-07 requires the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Retrospective application to all prior periods presented in the financial statements is required. The Company adopted this guidance effective January 1, 2024. As ASU 2023-07 applies to reportable segment disclosures, the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”), which updates income tax disclosures related to the effective income tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The guidance is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively, with early adoption permitted. The Company adopted this guidance with retrospective application, effective January 1, 2024. As ASU 2023-09 applies to income tax disclosures, the adoption did not have a material impact on the Company’s consolidated financial statements.

No other recently issued or effective ASU’s had, or are expected to have, a material impact on the Company’s results of operations, financial condition, or liquidity.

NOTE 4 — CHANGES IN BUSINESS

The Scottsdale Transaction qualified as a business combination for accounting purposes, which involves the application of the acquisition method described in ASC 805, Business Combinations. The asset purchase agreement was entered into by a wholly-owned subsidiary of the Company. The purchase price was $150 thousand. The total purchase consideration transferred for the Scottsdale Transaction was $100 thousand in cash and a $50 thousand note payable obligation.

See Note 14 – Debt for further details.

The primary purpose of the Scottsdale Transaction was to broaden customer offerings with a complimentary brand and provide another outlet for the reuse of ethically sourced precious metals and gemstones in the manufacturing of new products.

The results of operations relating to the Scottsdale Transaction have been reflected in the Company’s consolidated financial statements from the initial date of acquisition. The Scottsdale Transaction was not material to the Company’s consolidated financial statements, and therefore, pro forma operating results and other disclosures for the Scottsdale Transaction are not presented except as referenced below.

As part of the Scottsdale Transaction, on September 12, 2023 the consumer segment recorded goodwill of $300 thousand as part of the initial purchase price allocation. During the year ended December 31, 2024, with the finalization of the terms of the Scottsdale Transaction, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in a $300 thousand decrease to goodwill, a $150 thousand decrease due to the amendment of the purchase price, and a $150 thousand decrease due to the recognition of the assets acquired as part of the acquisition.

See Note 6 – Goodwill for further details.

In accordance with ASC 805, Business Combinations, the table presented below represents the final allocation of purchase price consideration.

The following table summarizes the fair values that were allocated to the Scottsdale Transaction:

Fair Value

Property and equipment, net	$122,500
Intangible assets, net	27,500

$150,000

NOTE 5 — INVENTORIES

The following table summarizes the details of the Company’s inventories:

	December 31,	December 31,
	2024	2023
Consumer
Trade inventories	$23,973,333	$21,905,055

Sub-total	23,973,333	21,905,055

Commercial
Trade inventories	1,732,191	1,241,122

Sub-total	1,732,191	1,241,122

	$25,705,524	$23,146,177

NOTE 6 — GOODWILL

The following table summarizes the details of the Company’s changes in goodwill:

	December 31,	December 31,
	2024	2023
Consumer
Opening balance	$300,000	$—
Additions (reductions) (1)(2)	(300,000)	300,000

Sub-total	—	300,000

Commercial
Opening balance	3,621,453	3,621,453
Additions (reductions)	—	—

Sub-total	3,621,453	3,621,453

	$3,621,453	$3,921,453

(1)	The decrease in goodwill of $300 thousand for the year ended December 31, 2024, relates to the Company’s finalization of the allocation of fair values to assets acquired in the Scottsdale Transaction.
(2)	The increase in goodwill of $300 thousand for the year ended December 31, 2023, relates to the Company’s acquisition of Scottsdale Transaction.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

The following table summarizes the details of the Company’s property and equipment, net:

				Adjusted
	December 31,	December 31,		December 31,
	2024	2023	Reclassification	2023
Consumer
Land	$1,824,892	$1,824,892	$—	$1,824,892
Building and improvements	6,078,606	4,126,507	(1,443,207)	2,683,300
Leasehold improvements	1,736,193	1,450,695	—	1,450,695
Furniture and fixtures	1,203,540	802,058	(101,226)	700,832
Machinery and equipment	1,570,704	1,224,783	(3,215)	1,221,568
Vehicles	53,318	22,859	—	22,859
Construction in progress (1)(5)	135,856	—	1,547,648	1,547,648
	12,603,109	9,451,794	—	9,451,794
Less: accumulated depreciation	(3,287,437)	(2,946,727)	—	(2,946,727)

Sub-total	9,315,672	6,505,067	—	6,505,067

Commercial
Leasehold improvements	172,391	151,647	—	151,647
Furniture and fixtures	74,811	145,950	—	145,950
Machinery and equipment	1,336,427	1,142,731	(48,979)	1,093,752
Vehicles	206,556	222,232	—	222,232
Construction in progress (2)(5)	—	—	48,979	48,979
	1,790,185	1,662,560	—	1,662,560
Less: accumulated depreciation	(1,112,694)	(819,389)	—	(819,389)

Sub-total	677,491	843,171	—	843,171

Corporate
Land	1,106,664	1,106,664	—	1,106,664
Building and improvements	2,688,523	2,505,716	(3,500)	2,502,216
Machinery and equipment	28,627	28,627	—	28,627
Enterprise resource planning system (3)	—	191,075	(191,075)	—
Construction in progress (4)(5)	—	—	3,500	3,500
	3,823,814	3,832,082	(191,075)	3,641,007
Less: accumulated depreciation	(301,815)	(225,021)	—	(225,021)

Sub-total	3,521,999	3,607,061	(191,075)	3,415,986

	$13,515,162	$10,955,299	$(191,075)	$10,764,224

(1)	The reclassification primarily related to the build-out of our Arizona retail stores, which were placed into service in the second quarter of Fiscal 2024.
(2)	The reclassification related to the build-out of production equipment, which was placed into service in the second quarter of Fiscal 2024.
(3)	Reclassified amount to Intangible Assets, Net. See Note 8 – Intangible Assets, Net for further details.

(4)	The reclassification related to improvements to our corporate headquarters, which were placed into service in the second quarter of Fiscal 2024.

(5)	As of December 31, 2024 and December 31, 2023, these assets are being constructed, have not yet been placed into service and are not yet depreciable.

NOTE 8 — INTANGIBLE ASSETS, NET

The following table summarizes the details of the Company’s intangible assets, net:

				Adjusted
	December 31,	December 31,		December 31,
	2024	2023	Reclassification	2023
Consumer
Technology	$409,896	$371,352	$—	$371,352
Customer lists	13,000	—	—	—
Assets under development (2)	3,381	—	—	—
	426,277	371,352	—	371,352
Less: accumulated amortization	(379,980)	(365,852)	—	(365,852)

Sub-total	46,297	5,500	—	5,500

Commercial
Trademarks/tradenames	2,869,000	2,869,000	—	2,869,000
Customer contracts	1,873,000	1,873,000	—	1,873,000
Customer relationships	1,809,000	1,809,000	—	1,809,000
	6,551,000	6,551,000	—	6,551,000
Less: accumulated amortization	(2,877,855)	(2,248,405)	—	(2,248,405)

Sub-total	3,673,145	4,302,595	—	4,302,595

Corporate
Technology	462,548	—		—
Assets under development (1)(2)	—	—	191,075	191,075
	462,548	—	191,075	191,075
Less: accumulated amortization	(84,212)	—	—	—

Sub-total	378,336	—	191,075	191,075

	$4,097,778	$4,308,095	$191,075	$4,499,170

(1)	The reclassification related to the initial development of our enterprise resource planning system, which was placed into service in the first quarter of Fiscal 2024.
(2)	As of December 31, 2024 and December 31, 2023, these intangible assets are under development, have not yet been placed into service and are not yet amortizable.

The following table depicts the Company’s estimated future amortization expense related to intangible assets as of December 31, 2024:

	Consumer	Commercial	Corporate	Total

2025	8,928	629,448	94,584	732,960
2026	8,928	629,448	94,584	732,960
2027	8,928	629,448	94,584	732,960
2028	8,052	629,448	94,584	732,084
2029	3,273	539,923	—	543,196
Thereafter	4,807	615,430	—	620,237

	$42,916	$3,673,145	$378,336	$4,094,397

NOTE 9 — ACCRUED EXPENSES

The following table summarizes the details of the Company’s accrued expenses:

	December 31,	December 31,
	2024	2023
Consumer
Accrued interest	$11,276	$11,904
Payroll	361,829	226,435
Taxes	133,008	125,130

Sub-total	506,113	363,469

Commercial
Accrued interest	7,568	7,903
Payroll	457,722	375,663
Unvouchered inventory payments	1,915,567	1,041,188
Other	26,334	96,422

Sub-total	2,407,191	1,521,176

Corporate
Accrued interest	6,902	7,227
Payroll	38,205	24,543
Taxes	153,479	404,357
Professional fees	81,973	165,651
Other	21,480	—

Sub-total	302,039	601,778

	$3,215,343	$2,486,423

NOTE 10 — SEGMENT INFORMATION

The CODM uses operating income to evaluate the performance of the overall business, make investing decisions, and allocate resources. The following table depicts the Company’s segment results of operations, including significant expenses that are regularly reviewed by the CODM, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024			2023
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Sales	$130,469,468	$49,906,761	$180,376,229	$129,413,669	$45,850,157	$175,263,826
Cost of goods sold	114,587,598	21,472,844	136,060,442	113,765,111	19,842,185	133,607,296
Selling, general and administrative	15,211,970	19,393,162	34,605,132	10,640,840	20,896,837	31,537,677
Depreciation and amortization	524,510	1,027,264	1,551,774	325,227	1,036,837	1,362,064

Operating income	$145,390	$8,013,491	$8,158,881	$4,682,491	$4,074,298	$8,756,789

The following table depicts a reconciliation from segment operating income to income before income taxes for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024			2023
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating income	$145,390	$8,013,491	$8,158,881	$4,682,491	$4,074,298	$8,756,789
Other income	104,561	933,121	1,037,682	83,806	643,976	727,782
Interest expense	(228,792)	(218,591)	(447,383)	(192,393)	(270,808)	(463,201)

Income before income taxes	$21,159	$8,728,021	$8,749,180	$4,573,904	$4,447,466	$9,021,370

Other significant segment items that are regularly reviewed by the CODM are capital expenditures, which the Company defines as any purchases of property and equipment or intangible assets. The following table depicts capital expenditures for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

Consumer	$3,159,705	$1,856,490
Commercial	144,419	194,575
Corporate	454,280	187,046

	$3,758,404	$2,238,111

The following table depicts the Company’s total assets:

	As of
	December 31, 2024	December 31, 2023

Consumer	$40,454,328	$35,839,361
Commercial	33,068,887	33,777,041
Corporate	4,347,274	3,857,827

	$77,870,489	$73,474,229

NOTE 11 — REVENUE

The following table depicts the Company’s disaggregation of total sales and gross margin for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024			2023
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$130,469,468	$15,881,870	12.2%	$129,413,669	$15,648,558	12.1%

Commercial	49,906,761	28,433,917	57.0%	42,260,419	26,007,972	61.5%

Correction of immaterial error (1)	—	—	—	3,589,738	—	—

Commercial adjusted	49,906,761	28,433,917	57.0%	45,850,157	26,007,972	56.7%

	$180,376,229	$44,315,787	24.6%	$175,263,826	$41,656,530	23.8%

(1)	Correction of immaterial error relating to freight arrangement services, see Note 3 – Accounting Policies and Estimates for further details.

The following table lists the opening and closing balances of our contract assets and liabilities:

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2023	$839,239	$—	$282,481
Closing Balance - 12/31/2023	3,411,501	—	185,348

Commercial
Opening Balance - 1/1/2023	7,110,535	—	—
Closing Balance - 12/31/2023	4,399,658	—	—

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2024	$3,411,501	$—	$185,348
Closing Balance - 12/31/2024	738,132	—	435,508

Commercial
Opening Balance - 1/1/2024	4,399,658	—	—
Closing Balance - 12/31/2024	3,646,106	—	—

The Company has no contract assets, and the only contract liabilities are customer deposits and gift cards, which are reported within other liabilities in the consolidated balance sheets.

NOTE 12 — LEASES

The following table depicts the Company’s future annual minimum leases payments as of December 31, 2024:

Operating
Leases
Consumer
2025	$904,549
2026	951,460
2027	653,121
2028	417,959
2029	298,552
Thereafter	96,240

Total minimum lease payments	3,321,881
Less: imputed interest	(251,323)

Sub-total	3,070,558

Commercial
2025	1,321,299
2026	474,320
2027	33,454
2028	—
2029	—
Thereafter	—

Total minimum lease payments	1,829,073
Less: imputed interest	(51,737)

Sub-total	1,777,336

Total	4,847,894

Less: current portion	2,078,505

$2,769,389

All of the Company’s leased facilities as of December 31, 2024, are non-cancellable. The leases are a combination of triple net leases, for which the Company pays its proportionate share of common area maintenance, property taxes, and property insurance, and modified gross leases, for which the Company directly pays for common area maintenance and property insurance.

The following table depicts supplemental cash flow information related to operating leases:

	Year Ended December 31,
	December 31, 2024	December 31, 2023

Non-cash activities: Right-of-use operating lease assets obtained in exchange for new operating lease liabilities	$2,341,024	$—

The following table depicts the Company’s leasing costs for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	December 31, 2024	December 31, 2023

Operating lease cost	$2,105,065	$1,911,766
Variable lease cost	807,961	834,793
Short-term lease cost	347,427	5,000

	$3,260,453	$2,751,559

As of December 31, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases were 3.0 years and 3.9%. As of December 31, 2023, the weighted average remaining lease term and weighted average discount rate for operating leases were 2.0 years and 4.4%.

NOTE 13 — BASIC AND DILUTED AVERAGE SHARES

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023

Basic weighted average shares	26,180,801	26,822,725
Effect of potential dilutive securities	—	15,000

Diluted weighted average shares	26,180,801	26,837,725

For the year ended December 31, 2024, there were no Common Stock options unexercised. For the year ended December 31, 2023, there was a total of 15 thousand Common Stock options unexercised. For the years ended December 31, 2024, and 2023, there were no anti-dilutive shares, nor warrants outstanding.

On March 14, 2023, a stock repurchase program was unanimously approved by the Company’s Board, which gave management authorization to purchase up to one million shares of the Company’s Common Stock, at a per-share price not to exceed $9.00, on the open market. The plan expires on March 31, 2026.

The following table lists the repurchase of Company shares for the year ended December 31, 2024:

	Total Number of	Average Price	Total Price	Shares Available
Fiscal Period	Shares Purchased	Paid per Share	Paid	to Purchase
Balance as of January 1, 2024	415,973	$5.18	$2,155,049	584,027

January 1 - 31, 2024	59,417	4.52	268,569	524,610
February 1 - 29, 2024	56,343	4.53	255,195	468,267
March 1 - 31, 2024	85,580	4.46	381,382	382,687

Balance as of March 31, 2024	617,313	$4.96	$3,060,195	382,687

April 1 - 30, 2024	30,891	4.66	143,840	351,796
May 1 - 31, 2024	37,672	4.65	175,257	314,124
June 1 - 30, 2024	83,526	4.74	396,242	230,598

Balance as of June 30, 2024	769,402	$4.91	$3,775,534	230,598

July 1 - 31, 2024	75,326	4.87	367,144	155,272
August 1 - 31, 2024	51,353	4.98	255,633	103,919
September 1 - 30, 2024	20,516	5.15	105,733	83,403

Balance as of September 30, 2024	916,597	$4.91	$4,504,044	83,403

October 1 - 31, 2024	11,787	5.25	61,905	71,616
November 1 - 30, 2024	546	5.26	2,874	71,070
December 1 - 31, 2024	—	—	-	71,070

Balance as of December 31, 2024	928,930	$4.92	$4,568,823	71,070

For the year ended December 31, 2024, the Company repurchased 512,957 shares for $2,413,774, for an average price of $4.71.

NOTE 14 — DEBT

The following table summarizes the details of the Company’s long-term debt obligations:

	Outstanding Balance
	December 31,	December 31,
	2024	2023
Consumer
Note payable, FSB (1)	$2,455,043	$2,563,108
Note payable, Truist Bank (3)	801,175	838,430
Notes payable, TBT (4,5)	1,979,730	2,064,928
Note payable, Scottsdale Transaction (6)	50,000	200,000

Sub-total	5,285,948	5,666,466

Commercial
Note payable, FSB (2)	5,569,171	5,815,381
Note payable, Avail Transaction (7)	166,667	833,333

Sub-total	5,735,838	6,648,714

Corporate
Line of credit, FSB (8)	—	—
Note payable, TBT (9)	2,500,393	2,618,311

Sub-total	2,500,393	2,618,311

Total	13,522,179	14,933,491

Less: current portion	(3,591,351)	(1,361,443)

	$9,930,828	$13,572,048

The following table depicts the Company’s future principal payments on long-term debt obligations as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter
Consumer
Note payable, FSB (1)	112,570	2,342,474	—	—	—	—
Note payable, Truist Bank (3)	38,745	40,203	41,716	43,216	44,913	592,381
Notes payable, TBT (4,5)	487,260	71,359	74,081	76,767	79,836	1,190,427
Note payable, Scottsdale Transaction (6)	31,250	18,750	—	—	—	—

Sub-total	669,825	2,472,786	115,797	119,983	124,749	1,782,808

Commercial
Note payable, FSB (2)	254,466	5,314,705	—	—	—	—
Note payable, Avail Transaction (7)	166,667	—	—	—	—	—

Sub-total	421,133	5,314,705	—	—	—	—

Corporate
Line of Credit, FSB (8)	—	—	—	—	—	—
Note payable, TBT (9)	2,500,393	—	—	—	—	—

Sub-total	2,500,393	—	—	—	—	—

	$3,591,351	$7,787,491	$115,797	$119,983	$124,749	$1,782,808

(1)	On November 23, 2021, the consumer segment entered into a $2.781 million secured amortizing note payable with Farmer’s State Bank of Oakley, Kansas (“FSB”). The note payable bears interest at 3.10% and matures on November 15, 2026.
(2)	On November 23, 2021, the commercial segment entered into a $6.309 million secured amortizing note payable with FSB. The note payable bears interest at 3.10% and matures on November 15, 2026.
(3)	On July 9, 2020, the consumer segment entered into a $956 thousand secured amortizing note payable with Truist Bank. The note payable bears interest at 3.65% and matures on July 9, 2030.
(4)	On September 14, 2020, the consumer segment entered into a $496 thousand secured amortizing note payable with Texas Bank & Trust (“TBT”). The note payable bears interest at 3.75% and matures on September 14, 2025.
(5)	On July 30, 2021, the consumer segment entered into a $1.772 million secured amortizing note payable with TBT. The note payable bears interest at 3.75% and matures on July 30, 2031.
(6)	On September 12, 2024, the consumer segment entered into a $50 thousand secured amortizing note payable in relation to the Scottsdale Transaction. The repayment of the note payable shall begin upon the fulfillment of certain terms and conditions under the asset purchase agreement entered into on September 12, 2024. The note payable’s imputed interest is 3.10% and matures on September 30, 2026.
(7)	On October 29, 2021, the consumer segment entered into a $2.000 million secured amortizing note payable in relation to the acquisition of Avail Recovery Solutions, LLC on October 29, 2021 (“Avail Transaction"). The note payable’s imputed interest is 3.10% and matures on January 1, 2025.
(8)	On November 8, 2024, the Company entered into a $3.800 million secured line of credit with FSB. The line of credit bears interest at our rate of deposit + 1.00% with a floor of 3.10% and matures on November 23, 2027. This note was previously presented within our commercial segment and is now presented within corporate as the line of credit provides borrowing capacity for all segments.
(9)	On November 4, 2020, a wholly owned subsidiary of Envela entered into a $2.960 million secured amortizing note payable with TBT. The note payable bears interest at 3.25% and matures on November 4, 2025.

The Company was in compliance with all of its debt obligation covenants for the years ended December 31, 2024, and December 31, 2023.

The following table depicts the Company’s future scheduled aggregate principal payments and maturities as of December 31, 2024:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year	Payments	Maturities	Total
2025	798,947	2,792,404	3,591,351
2026	476,241	7,311,250	7,787,491
2027	115,797	—	115,797
2028	119,983	—	119,983
2029	124,749	—	124,749
Thereafter	172,583	1,610,225	1,782,808

	$1,808,300	$11,713,879	$13,522,179

NOTE 15 — STOCK-BASED COMPENSATION

On June 21, 2004, our shareholders approved the adoption of the 2004 Stock Option Plan (the “2004 Plan”), which reserved 1,700,000 shares of our Common Stock for issuance upon exercise of options to purchase our Common Stock. Prior to 2012, the Company granted options to purchase an aggregate of 1,459,634 shares of our Common Stock under the 2004 Plan to certain of our officers, directors, key employees, and other individuals who provided us with goods and services. As of December 31, 2024, of the options issued under the 2004 Plan, 845,634 had been exercised, 614,000 had expired, and zero (0) remain outstanding. Since no further issuances can be made under the 2004 Plan and no options remain outstanding, the 2004 Plan has been formally terminated.

On December 7, 2016, stockholders of the Company approved the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”), which reserved 1,100,000 shares for issuance pursuant to awards issued thereunder. As of December 31, 2024, no awards had been made under the 2016 Plan. The 2016 plan was never utilized and no equity awards were made, the 2016 Plan has been formally terminated.

NOTE 16 — RELATED PARTY TRANSACTIONS

The Company has a corporate policy governing the identification, review, consideration, and approval or ratification of transactions with related persons. Under this policy, all related party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with the Company’s best interests and the best interests of its shareholders. The Company utilizes a space owned by a related party, for the secure processing and handling of materials before distribution. No consideration is exchanged between the parties, but the Company estimates that, if costs were incurred, they would be immaterial to its consolidated financial statements.

NOTE 17 — CONTINGENCIES

We review the need to accrue for any loss contingency and establish a liability when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. We do not believe that the resolution of any currently pending lawsuits, claims, and proceedings, either individually or in the aggregate, will have a material adverse effect on financial position, results of operations, or liquidity. However, the outcomes of any currently pending lawsuits, claims, and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case. There are no loss contingencies subject to reporting for the years ended December 31, 2024 and 2023.

NOTE 18 — INCOME TAXES

The Company’s income from continuing operations before income tax expense for Fiscal 2024 and Fiscal 2023 was $8,749,180 and $9,021,370, respectively, and was derived entirely from domestic operations.

The following table summarizes the components of income tax expense, disaggregated by current and deferred, and by federal and state:

	Year Ended
	December 31,
	2024	2023
Current
Federal	$1,888,771	$164,376
State and local	191,544	175,318

Sub-total	2,080,315	339,694

Deferred
Federal	$(88,194)	$1,534,224

Sub-total	(88,194)	1,534,224

	$1,992,121	$1,873,918

The following table provides a reconciliation of the Company’s federal tax rate to its effective tax rate:

	Year Ended December 31,
	2024		2023
Income tax expense at the federal tax rate	$1,837,328	21.00%	$1,894,488	21.0%
State and local taxes, net of federal income tax effect(1)	151,320	1.8%	137,915	1.5%
Nontaxable or nondeductible items	8,415	0.1%	9,178	0.1%
Other	(4,942)	(0.1)%	(167,663)	(1.9)%

	$1,992,121	22.8%	$1,873,918	20.8%

(1)	State taxes, net of federal benefit are predominately due to activity in Texas as the majority of business activity of the Company is from that state.

The following table summarizes income taxes paid, net of any refunds received for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023

Federal	$2,090,000	$—
State and local	180,708	197,561

	$2,270,708	$197,561

The following table summarizes income taxes paid, net of any refunds received, disaggregated by individual jurisdictions in which income taxes paid, net of refunds received is equal to or greater than five percent of total income taxes paid, for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023

Federal	$2,090,000	$—
Texas	123,000	142,000
Arizona(1)	30,000	50,000

	$2,243,000	$192,000

(1)	Taxes paid to the state of Arizona exceeded the five percent threshold for the year ended December 31, 2023, but not for the year ended December 31, 2024.

The following chart provides detail of the significant temporary differences giving rise to deferred tax assets and liabilities:

	As of
	December 31, 2024	December 31, 2023
Deferred Tax Asset (Liability)
Inventories	$57,015	$83,963
Contingencies and accruals	128,673	100,910
Property and equipment	(146,109)	(226,446)
Goodwill and intangibles	3,111	(3,931)
Other	6,836	6,836

	$49,526	$(38,668)

No valuation allowance was recorded against the net deferred tax asset (liability) balance as of December 31, 2024 and December 31, 2023.

NOTE 19 — DEFINED CONTRIBUTION PLANS

The Company sponsors a defined contribution 401(k) plan (“DCP”). Employee contributions under the DCP are fully vested, with employer matching contributions being subject to a service vesting schedule. In Fiscal 2024 and 2023, the Company contributed $13,472 and $14,300 to the DCP, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to a low for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, the Company’s principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide the reasonable assurance of the foregoing.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its assessments, management has concluded that, as of December 31, 2024, the internal control over financial reporting is effective.

The Company is not required to provide an attestation report of our registered public accounting firm pursuant to rules promulgated by the SEC.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2024, no changes occurred that the Company’s management believes have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 25, 2025, the Company and Eduro Holdings, LLC entered into an Amended and Restated Registration Rights Agreement (the “A&R Agreement”) providing for, among other things, demand and piggyback registration rights with respect to shares of the Company’s common stock held by Eduro (the “Registrable Securities”). The Company had previously entered into certain registration rights agreements (the “Prior Agreements”) with certain of the Company’s stockholders (the “Previous Stockholders”) with respect to the Registrable Securities. The Previous Stockholders subsequently transferred the Registrable Securities and their rights under the Prior Agreements to Eduro. The A&R Agreement amends, restates, and supersedes the Prior Agreements in all respects. The foregoing description of the A&R Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R Agreement, which is filed as Exhibit 10.1 to this Annual Report on Form 10-K and is hereby incorporated by reference into this Item 9B.

On March 25, 2025, the Board of the Company adopted an updated form of indemnification agreement (the "Indemnification Agreement") between the Company and its directors and officers. Each Indemnification Agreement with a current director or officer will replace the prior indemnification agreement between the Company and such director or officer, if such director or officer was a party to a prior indemnification agreement with the Company.

Each Indemnification Agreement provides, among other things, and subject to the procedures set forth in the Indemnification Agreement: (i) that the Company will indemnify the director or officer party to the agreement (the “Indemnitee”) to the fullest extent permitted by law in the event the Indemnitee is or is threatened to be made a party to or with a participant in an action, suit or proceeding by reason of the fact that the Indemnitee is or was serving as one of the Company’s officers or directors; (ii) that the Company will advance expenses incurred by the Indemnitee in any such proceeding, including but not limited to reasonable attorney’s fees, to the Indemnitee in advance of the final disposition of the proceeding; (iii) that the rights of the Indemnitee under the Indemnification Agreement are in addition to any other rights the Indemnitee may have under any applicable law, the Company’s Articles of Incorporation, Bylaws, any agreement, a vote of stockholders or a resolution of directors, or otherwise; and (iv) for certain exclusions from the Company’s obligations under the agreement.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement, which is filed as Exhibit 10.2 to this Annual Report on Form 10-K and is hereby incorporated by reference into this Item 9B.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2024 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2024 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2024 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2024 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2024 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Financial Statements

The financial statements filed as part of this Annual Report are listed on the Index to Item 8. Financial Statements and Supplementary Data on page 37.

(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted or are contained in the applicable financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Annual Report on Form10-K or are incorporated herein by reference.

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Amended and Restated By-laws, dated March 23, 2021		X	10-Q	May 5, 2021	3.1

3.2	Certificate of Amendment to Articles of Incorporation, Dated December 12, 2019		X	8-K	December 16, 2019	3.1

4.1	Specimen Common Stock Certificate		X	S-4	February 26, 2007	4.1

4.2	Description of Capital Stock		X	10-K	March 16, 2022	4.2

10.1	Amended and Restated Registration Rights Agreement, dated March 25, 2025, by and between Envela Corporation and Eduro Holdings, LLC	X

10.2	Form of Indemnification Agreement between Envela Corporation and each Officer and director of Envela Corporation	X

14.1	Business Conduct & Ethics Policy	X

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Whitley Penn LLP	X

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John G. DeLuca	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John G. DeLuca	X

97.1	Clawback Policy		X	10-K	March 21, 2024	97.1

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVELA CORPORATION

(Registrant)

By:	/s/ JOHN R. LOFTUS	Dated: March 26, 2025
John R. Loftus
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN R. LOFTUS	Dated: March 26, 2025
John R. Loftus
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ JOHN G. DELUCA	Dated: March 26, 2025
John G. DeLuca
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

By:	/s/ RICHARD D. SCHEPP	Dated: March 26, 2025
Richard D. Schepp
Director

By:	/s/ ALEXANDRA C. GRIFFIN	Dated: March 26, 2025
Alexandra C. Griffin
Director

By:	/s/ JIM R. RUTH	Dated: March 26, 2025
Jim R. Ruth
Director

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this documents:

2004 Plan	2004 Stock Option Plan
2016 Plan	2016 Equity Incentive Plan
A&R Agreement	March 25, 2025 Amended and Restated Registration Rights Agreement
Adjusted EBITDA	Adjusted Earnings Before Interest, Tax, Depreciation, and Amortization
AI	Artificial Intelligence
AML	Anti-Money Laundering
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2023-07	ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
ASU 2023-09	ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures
ASU 2024-03	ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
Avail Transaction	The acquisition of Avail Recovery Solutions, LLC on October 29, 2021
Board	Board of Directors
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CODM	Chief Operating Decision Maker
Company	Envela Corporate and Subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DCP	Defined Contribution 401(k) Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Eduro	Eduro Holdings, LLC
ERTC	Employee Retention Tax Credit
ESG	Environmental, Social, and Governance
Exchange	New York Stock Exchange American
Exchange Act	Securities Exchange Act of 1934
Financial Statements	The Related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows
Form 10-K	Form 10 K for the fiscal year ended December 31, 2024
FSB	Farmer's State Bank of Oakley, Kansas
IRS	Internal Revenue Service
Indemnification Agreement	March 25, 2025 indemnification agreement between Envela Corporation and its directors and officers
Indemnitee	The directos and officers subject to the Indemnification Agreement
IT	Information Technology
ITAD	Information Technology Asset Disposition
LTIFR	Lost Time Injury Frequency Rate ([Number of Lost Time Injuries in the Reporting Period x 200,000]/(Total Hours Worked in the Reporting Period)
Metric ton	1 metric ton equals 2,204.62 pounds
NYSE	New York Stock Exchange
N10TR	N10TR, LLC
Net Cash	The difference between (i) cash and cash equivalents and (ii) the sum of debt obligations
PCAOB	Public Company Accounting Oversight Board
Previous Stockholders	Stockholders that were party to the Prior Agreements
Prior Agreements	The three separate registration rights agreements, two of which being dated as of September 12, 2011, and the third being dated as of June 20, 2016
Registrable Securities	Shares of the Company’s common stock held by Eduro Holdings, LLC
Securities Act	Securities Act of 1933
Scottsdale Transaction	September 12, 2024 purchase agreement relating to the acquisition of the assets of a bespoke fabricator of jewelry in Scottsdale, Arizona
SEC	U.S. Securities and Exchange Commission
SOW	Scope of Work

TBT	Texas Bank & Trust
TRIFR	Total Recordable Injury Frequency Rate ([Number of Injuries in the Reporting Period x 200,000]/(Total Hours Worked in the Reporting Period)
U.S.	United States
U.S. Dollar	$
U.S. GAAP	United States Generally Accepted Accounting Principles