Form 10-Q
period 2025-03-31
Envela Corp
filed 2025-05-07
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 6, 2025 the registrant had 25,995,201 shares of common stock outstanding.

ITEM 5.	OTHER INFORMATION	40

ITEM 6.	EXHIBITS	41

	SIGNATURE	42

	GLOSSARY OF DEFINED TERMS	43

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Unaudited)	2025	2024
Sales	$48,255,829	$39,857,780
Cost of goods sold	36,287,805	29,537,096

Gross margin	11,968,024	10,320,684

Expenses:
Selling, general and administrative	8,404,262	7,636,976
Depreciation and amortization	445,341	343,565

Total operating expenses	8,849,603	7,980,541

Operating income	3,118,421	2,340,143

Other income (expense):
Other income	205,605	238,528
Interest expense	(106,321)	(120,854)

Income before income taxes	3,217,705	2,457,817
Income tax expense	(724,358)	(550,278)

Net income	$2,493,347	$1,907,539

Basic earnings per share:
Net income	$0.10	$0.07

Diluted earnings per share:
Net income	$0.10	$0.07

Weighted average shares outstanding:
Basic	25,995,645	26,419,039
Diluted	25,995,645	26,434,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$21,028,265	$20,609,003
Accounts receivable, net of allowances	5,373,945	4,384,238
Notes receivable	—	2,000
Inventories	26,124,091	25,705,524
Prepaid expenses	777,036	874,203
Other current assets	200,000	28,839
Total current assets	53,503,337	51,603,807

Property and equipment, net	13,637,504	13,515,162
Right-of-use assets from operating leases	4,668,703	4,741,326
Goodwill	3,621,453	3,621,453
Intangible assets, net	3,915,083	4,097,778
Deferred tax asset	66,186	49,526
Other assets	252,061	241,437

Total assets	$79,664,327	$77,870,489

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,817,454	$3,177,550
Notes payable	3,399,409	3,591,351
Operating lease liabilities	1,931,810	2,078,505
Accrued expenses	2,727,559	3,215,343
Other current liabilities	991,481	455,385
Total current liabilities	11,867,713	12,518,134

Notes payable, less current portion	9,796,588	9,930,828
Operating lease liabilities, less current portion	2,857,167	2,769,389

Total liabilities	$24,521,468	$25,218,351

Contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and 25,995,201 shares outstanding as of March 31, 2025; 26,924,631 shares issued and 25,995,701 shares outstanding as of December 31, 2024	269,246	269,246
Treasury stock at cost, 929,430 and 928,930 shares, as of March 31, 2025 and December 31, 2024, respectively	(4,571,449)	(4,568,823)
Additional paid-in capital	40,173,000	40,173,000
Retained earnings	19,272,062	16,778,715

Total stockholders’ equity	55,142,859	52,652,138

Total liabilities and stockholders’ equity	$79,664,327	$77,870,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Unaudited)	2025	2024
Operations
Net income	$2,493,347	$1,907,539
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	445,341	343,565
Provision for credit losses	20,135	45,869
Deferred taxes	(16,660)	(17,491)
Non-cash lease expense	602,730	462,882
Changes in operating assets and liabilities:
Accounts receivable	(1,009,842)	3,168,236
Inventories	(418,567)	(2,476,259)
Prepaid expenses	97,167	(214,242)
Other assets	(181,785)	4,700
Accounts payable	(360,096)	621,060
Accrued expenses	(487,784)	(110,762)
Operating leases	(589,025)	(473,535)
Other liabilities	536,096	530,159

Net cash provided by operations	1,131,057	3,791,721

Investing
Purchase of property and equipment	(384,444)	(448,242)
Purchase of intangible assets	(543)	(193,167)
Proceeds from (investment in) notes receivable	2,000	(3,383)

Net cash (used in) investing	(382,987)	(644,792)

Financing
Payments on notes payable	(326,182)	(311,769)
Purchase of treasury stock	(2,626)	(905,146)

Net cash (used in) financing	(328,808)	(1,216,915)

Net change in cash and cash equivalents	419,262	1,930,014
Cash and cash equivalents, beginning of period	20,609,003	17,853,853

Cash and cash equivalents, end of period	$21,028,265	$19,783,867

Supplemental disclosures
Cash paid during the period for:
Interest	$111,195	$178,674
Income Taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Three Months Ended March 31, 2024

Balance as of January 1, 2024	26,924,631	$269,246	(415,973)	$(2,155,049)	—	$—	$40,173,000	$10,021,656	$48,308,853

Net Income	—	—	—	—	—	—	—	1,907,539	1,907,539

Shares repurchased	—	—	(201,340)	(905,146)	—	—	—	—	(905,146)

Balance as of March 31, 2024	26,924,631	$269,246	(617,313)	$(3,060,195)	—	$—	$40,173,000	$11,929,195	$49,311,246

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Three Months Ended March 31, 2025

Balance as of January 1, 2025	26,924,631	$269,246	(928,930)	$(4,568,823)	-	$-	$40,173,000	$16,778,715	$52,652,138

Net Income	-	-	-	-	-	-	-	2,493,347	2,493,347

Shares repurchased	-	-	(500)	(2,626)	-	-	-	-	(2,626)

Balance as of March 31, 2025	26,924,631	$269,246	(929,430)	$(4,571,449)	-	$-	$40,173,000	$19,272,062	$55,142,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

These unaudited interim condensed consolidated financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X prescribed by the Securities and Exchange Commission (the “SEC”). Pursuant to the SEC’s rules and regulations, Quarterly Reports do not include all of the information and notes required by U.S. GAAP. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2025 (“Fiscal 2025”). Management suggests these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Fiscal 2024”) filed with the SEC on March 26, 2025 (“2024 Annual Report”). The Company's operations are located within the contiguous U.S. and its functional and reporting currency is the U.S. Dollar (“$”).

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

Commercial Segment

Our commercial segment specializes in the de-manufacturing of end-of-life electronic assets to reclaim commodities and other materials, while also engaging in the Information Technology (“IT”) asset disposition (“ITAD”) industry. The separated commodities, including metals, plastics, and glass, are sold to downstream processors where they are further processed and reintroduced into new products. ITAD services maximize the residual value of retired IT assets by adhering to a reuse-first philosophy and ensuring equipment is refurbished and re-marketed after data sanitization. The Company offers services that manage the entire lifecycle of technology products to ensure data security, regulatory compliance, and

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

environmental sustainability. We are proud of our role in supporting a circular economy through the responsible reuse and recycling of electronic devices.

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

See Note 3 – Accounting Policies and Estimates and Note 9 – Segment Information for further details.

NOTE 3 — ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of and/or potential impairment of goodwill and intangible assets for the reporting units; useful lives of our tangible and intangible assets; allowances for credit losses; the market value of, and demand for, our inventory and the potential outcome of uncertain tax positions that have been recognized on our consolidated financial statements or tax returns. Actual results could differ from those estimates and assumptions.

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

Consumer Segment

For the consumer segment, revenue from monetary transactions (i.e., cash and accounts receivable) with wholesale customers is recognized when the merchandise is delivered or at the point of sale for retail customers, and consideration for the transaction has been made either by immediate payment or through a receivable obligation. For e-commerce, revenue is recognized when the customer has fulfilled their obligation to pay or promise to pay, and goods have been shipped.

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

The commercial segment recognizes refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring the control of the promised goods that are identified in the customer contract. The initial invoice is recognized in full when our performance obligation is satisfied. Under the guidance of ASC 606, an estimate of the variable consideration that we are expected to be entitled to is included in the transaction price stated at the current precious metal spot price and weight of the respective precious metal. An adjustment to revenue is made once the underlying weight and any precious metal spot price movement are resolved, which is usually around six weeks. Any adjustment from the resolution of the underlying uncertainty is netted with the settlement due from the original contract. Historically, these amounts have not been material.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The commercial segment also provides recycling services according to a Scope of Work (“SOW”). Revenue from recycling services is recognized upon completion of the SOW at a predetermined amount based on the number of units processed and a preset price per unit or weight measurement.

The commercial segment provides freight arrangement services related to inbound assets or material movements to our facilities. Revenue from freight arrangement services is recognized at settlement with our inbound customers, which occurs when the SOW has been completed. Under the guidance of ASC 606, the Company is deemed to be a principal and as such records freight arrangement services as a component of revenue, and the associated expense is recorded as a component of cost of goods sold.

The commercial segment recognizes revenue on outright sales when terms and transaction price are agreed to, the product is shipped, and title is transferred.

See Note 10 – Revenue for further details.

Sales Returns and Allowances

Sales are recorded, net of expected returns. In certain instances, the consumer and commercial segment’s customers may return a product purchased within 30 days of receipt. Our allowance for estimated returns is based on our review of historical returns experience and reduces our reported revenues accordingly.

As of March 31, 2025, and December 31, 2024, the consumer segment’s allowance for returns was $8,929 and $11,942, respectively.

As of March 31, 2025, and December 31, 2024, the commercial segment’s allowance for returns was $53,458 and $48,569, respectively.

Concentrations and Credit Risk

The Company is potentially subject to concentrations of counterparty credit risk. The concentrations described herein pertain to certain domestic precious metals transactions requiring an assay, which are of short duration and settled on comparable terms. Overall customer concentrations, as a percentage of sales, may vary as a result of the mix of products being sold within each comparative period. Individual customer concentrations are also impacted by each customer’s production schedule, and as such, the Company identifies the most appropriate sales outlet to ensure a timely transaction settlement.

For the three months ended March 31, 2025, two customers accounted for 51.3% of our sales and represented 0.0% of our accounts receivable balance.

For the three months ended March 31, 2024, one customer accounted for 34.1% of our sales and represented 0.0% of our accounts receivable balance.

The Company believes that no single customer is critical to its business as a result of having diverse revenue streams and the optionality of sales outlets primarily associated with base and precious metals.

Shipping and Handling Costs

Within the consumer and commercial segments, shipping and handling costs are accounted for as fulfillment costs within cost of goods sold.

For the three months ended March 31, 2025 and 2024, the consumer segment’s shipping and handling costs were $16,686 and $439, respectively.

For the three months ended March 31, 2025 and 2024, the commercial segment’s shipping and handling costs were $991,324 and $1,394,077, respectively.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advertising Costs

The consumer and commercial segment’s advertising costs are expensed as incurred.

For the three months ended March 31, 2025 and 2024, the consumer segment’s advertising costs were $279,246 and $247,903, respectively.

For the three months ended March 31, 2025 and 2024, the commercial segment’s advertising costs were $80,218 and $71,095, respectively.

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

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the likelihood that the benefit of the deferred tax assets will be realized and the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, the Company had a deferred tax asset of $66,186. As of December 31, 2024, the Company had a deferred tax asset of $49,526. The Company did not have a valuation allowance as of March 31, 2025, or December 31, 2024.

Segment Information

The accounting standards for reporting information about operating segments define an operating segment as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. For the periods presented in these condensed consolidated financial statements, the Company’s CODM was identified as the Chief Executive Officer.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company allocates its corporate expenses to its operating segments, including selling, general and administrative expenses, depreciation and amortization, other income, interest expense, and income tax expense.

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

See Note 2 – Principles of Consolidation and Nature of Operations and Note 9 – Segment Information for further details.

Earnings Per Share

Basic earnings per share of our common stock, par value $0.01 per share (our “Common Stock”) is computed by dividing net earnings available to holders of our Common Stock by the weighted average number of shares of Common Stock outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants outstanding determined using the treasury stock method.

See Note 12 – Basic and Diluted Average Shares for further details.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of the grant. In addition, to the extent that the Company receives an excess tax benefit upon the exercise of an award, such benefit is reflected in cash flow from financing activities within the condensed consolidated statement of cash flows.

See Note 14 – Stock-Based Compensation for further details.

Taxes Collected from Customers

The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and relieves such liability upon remittance to the taxing authority without impacting revenues or expenses.

Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the notes receivable and notes payable approximate fair value because the underlying instruments have an interest rate that reflects current market rates. None of these instruments are held for trading purposes.

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

Accounts Receivable, Net of Allowances

Accounts receivable represents amounts primarily due from customers on products and services. Our allowance for credit losses is primarily determined by an analysis of our accounts receivable aging, using the expected losses methodology. The allowance for credit losses is determined based on historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are considered and expected to be uncollectable are included in

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the allowance for credit losses. Accounts receivables are considered delinquent when payment has not been made within contract terms. Accounts receivables are written off when all efforts to collect have been exhausted and the potential for recovery is considered remote.

As of March 31, 2025, and December 31, 2024, the consumer segment’s allowance for credit losses was $0 and $0, respectively.

As of March 31, 2025, and December 31, 2024, the commercial segment’s allowance for credit losses was $454,491 and $433,159, respectively.

Inventories

Consumer Segment

The consumer segment states its inventory at the lower of cost and net realizable value. We cost our inventory based on our own internal estimate of the fair value of the items at the time of purchase. We consider factors such as the current spot market price of precious metals and the current market demand for the items being purchased. Consigned inventory has a net-zero balance. The majority of our inventory has some component of its value that is based on the spot market price of precious metals. We monitor metals-based commodity markets to assess any adverse impact on the carrying value of our inventory.

Commercial Segment

The commercial segment states its inventory at the lower of cost and net realizable value. The cost of our technology assets is determined by utilizing the retail cost method. The cost of our processed and unprocessed inventory, primarily consisting of base metals and electronic scrap materials, is determined by utilizing the weighted average cost method. We monitor metals-based commodity markets to assess any adverse impact on the carrying value of our inventory.

See Note 4 – Inventories for further details.

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. There were no triggering events identified during the three months ended March 31, 2025, requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

See Note 5 – Goodwill for further details.

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets, except for construction in progress, which has not yet been placed into service. The following table depicts the estimated useful lives of our property and equipment asset classes:

Automobiles and trucks	5 to 7 years
Buildings	39 years
Building improvements	Shorter of 15 years or the remaining useful life
Furniture and fixtures	5 to 7 years
Office technology	3 to 7 years
Leasehold improvements	Shorter of 15 years or the remaining lease term
Production and material handling equipment	5 to 10 years

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Expenditures for repairs and maintenance are expensed as incurred; betterments that increase the value or materially extend the life of the related assets are capitalized.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

See Note 6 – Property and Equipment, Net for further details.

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

See Note 7 – Intangible Assets, Net for further details.

New Accounting Standards Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires an entity to disclose additional information about specific expense categories. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption and retrospective application permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

No other recently issued or effective ASUs had, or are expected to have, a material impact on our financial position and results of operations.

NOTE 4 — INVENTORIES

The following table summarizes the details of the Company’s inventories:

	March 31,	December 31,
	2025	2024
Consumer
Trade inventories	$24,776,022	$23,973,333

Sub-total	24,776,022	23,973,333

Commercial
Trade inventories	1,348,069	1,732,191

Sub-total	1,348,069	1,732,191

	$26,124,091	$25,705,524

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — GOODWILL

The following table summarizes the details of the Company’s changes in goodwill:

	March 31,	December 31,
	2025	2024
Consumer
Opening balance	$—	$300,000
Additions (reductions) (1)		(300,000)

Sub-total	—	—

Commercial
Opening balance	3,621,453	3,621,453
Additions (reductions)	—	—

Sub-total	3,621,453	3,621,453

	$3,621,453	$3,621,453
(1)

The decrease in goodwill of $300 thousand for the year ended December 31, 2024, related to measurement period adjustments pertaining to the acquisition of the assets of a bespoke fabricator of jewelry in Scottsdale, Arizona (the “Scottsdale Transaction”).

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — PROPERTY AND EQUIPMENT, NET

The following table summarizes the details of the Company’s property and equipment, net:

	March 31,	December 31,
	2025	2024
Consumer
Land	$1,824,892	$1,824,892
Building and improvements	6,114,344	6,078,606
Leasehold improvements	1,849,082	1,736,193
Furniture and fixtures	1,257,268	1,203,540
Machinery and equipment	1,493,298	1,570,704
Vehicles	53,318	53,318
Construction in progress (1)	136,579	135,856
	12,728,781	12,603,109
Less: accumulated depreciation	(3,312,711)	(3,287,437)

Sub-total	9,416,070	9,315,672

Commercial
Leasehold improvements	172,391	172,391
Furniture and fixtures	74,811	74,811
Machinery and equipment	1,336,427	1,336,427
Vehicles	206,556	206,556
	1,790,185	1,790,185
Less: accumulated depreciation	(1,186,004)	(1,112,694)

Sub-total	604,181	677,491

Corporate
Land	1,106,664	1,106,664
Building and improvements	2,704,111	2,688,523
Machinery and equipment	49,200	28,627
Construction in progress (1)	79,872	—
	3,939,847	3,823,814
Less: accumulated depreciation	(322,594)	(301,815)

Sub-total	3,617,253	3,521,999

	$13,637,504	$13,515,162
(1)	As of March 31, 2025 and December 31, 2024, these assets are being constructed, have not yet been placed into service and are not yet depreciable.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — INTANGIBLE ASSETS, NET

The following table summarizes the details of the Company’s intangible assets, net:

	March 31,	December 31,
	2025	2024
Consumer
Technology	$409,896	$409,896
Customer lists	13,000	13,000
Assets under development (1)	3,924	3,381
	426,820	426,277
Less: accumulated amortization	(382,209)	(379,980)

Sub-total	44,611	46,297

Commercial
Trademarks/tradenames	2,869,000	2,869,000
Customer contracts	1,873,000	1,873,000
Customer relationships	1,809,000	1,809,000
	6,551,000	6,551,000
Less: accumulated amortization	(3,035,218)	(2,877,855)

Sub-total	3,515,782	3,673,145

Corporate
Technology	462,548	462,548
	462,548	462,548
Less: accumulated amortization	(107,858)	(84,212)

Sub-total	354,690	378,336

	$3,915,083	$4,097,778
(1)	As of March 31, 2025 and December 31, 2024, these intangible assets are under development and have not yet been placed into service and are not yet amortizable.

The following table depicts the Company’s estimated future amortization expense related to intangible assets as of March 31, 2025:

	Consumer	Commercial	Corporate	Total

2025	6,696	472,086	70,938	549,720
2026	8,928	629,448	94,584	732,960
2027	8,928	629,448	94,584	732,960
2028	8,054	629,448	94,584	732,086
2029	3,273	539,923	—	543,196
Thereafter	4,808	615,429	—	620,237

	$40,687	$3,515,782	$354,690	$3,911,159

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — ACCRUED EXPENSES

The following table summarizes the details of the Company’s accrued expenses:

	March 31,	December 31,
	2025	2024
Consumer
Accrued interest	$6,353	$11,276
Payroll	202,594	361,829
Taxes	116,354	133,008

Sub-total	325,301	506,113

Commercial
Accrued interest	7,482	7,568
Payroll	227,911	457,722
Taxes	8,846	—
Unvouchered inventory payments	1,090,484	1,915,567
Other	12,958	26,334

Sub-total	1,347,681	2,407,191

Corporate
Accrued interest	7,037	6,902
Payroll	15,509	38,205
Taxes	888,259	153,479
Professional fees	84,631	81,973
Other	59,141	21,480

Sub-total	1,054,577	302,039

	$2,727,559	$3,215,343

NOTE 9 — SEGMENT INFORMATION

The CODM uses operating income to evaluate the performance of the overall business, make investing decisions, and allocate resources. The following table depicts the Company’s segment results of operations, including significant expenses that are regularly reviewed by the CODM, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Sales	$36,770,604	$11,485,225	$48,255,829	$28,226,017	$11,631,763	$39,857,780
Cost of goods sold	32,559,701	3,728,104	36,287,805	24,676,828	4,860,268	29,537,096
Selling, general and administrative	3,887,906	4,516,356	8,404,262	3,251,490	4,385,486	7,636,976
Depreciation and amortization	180,632	264,709	445,341	93,676	249,889	343,565

Operating income	$142,365	$2,976,056	$3,118,421	$204,023	$2,136,120	$2,340,143

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the reconciliation of the Company’s segment operating income to income before income taxes for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating income	$142,365	$2,976,056	$3,118,421	$204,023	$2,136,120	$2,340,143
Other income	849	204,756	205,605	8,005	230,523	238,528
Interest expense	(54,047)	(52,274)	(106,321)	(64,401)	(56,453)	(120,854)

Income before income taxes	$89,167	$3,128,538	$3,217,705	$147,627	$2,310,190	$2,457,817

Other significant segment items that are regularly reviewed by the CODM are capital expenditures, which the Company defines as any purchases of property and equipment or intangible assets. The following table depicts capital expenditures for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Consumer	$268,953	$217,179
Commercial	—	49,443
Corporate	116,034	374,787

	$384,987	$641,409

The following table depicts the Company’s total assets:

	As of
	March 31, 2025	December 31, 2024

Consumer	$41,000,003	$40,454,328
Commercial	33,647,370	33,068,887
Corporate	5,016,954	4,347,274

	$79,664,327	$77,870,489

NOTE 10 — REVENUE

The following table depicts the Company’s disaggregation of total sales and gross margin for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$36,770,604	$4,210,903	11.5%	$28,226,017	$3,549,189	12.6%

Commercial	11,485,225	7,757,121	67.5%	11,631,763	6,771,495	58.2%

	$48,255,829	$11,968,024	24.8%	$39,857,780	$10,320,684	25.9%

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table lists the opening and closing balances of our contract assets and liabilities:

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2024	$3,411,501	$—	$185,348
Closing Balance - 3/31/2024	244,914	—	715,455

Commercial
Opening Balance - 1/1/2024	4,399,658	—	—
Closing Balance - 3/31/2024	4,352,140	—	—

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2025	$738,132	$—	$435,508
Closing Balance - 3/31/2025	734,362	—	974,185

Commercial
Opening Balance - 1/1/2025	3,646,106	—	—
Closing Balance - 3/31/2025	4,639,583	—	—

The Company has no contract assets, and the contract liabilities are customer deposits and gift cards, which are reported within other liabilities in the condensed consolidated balance sheets.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 — LEASES

The following table depicts the Company’s future minimum lease payments as of March 31, 2025:

Operating
Leases
Consumer
2025	$690,735
2026	1,076,141
2027	777,803
2028	542,641
2029	423,234
Thereafter	148,191

Total minimum lease payments	3,658,745
Less: imputed interest	(305,067)

Sub-total	3,353,678

Commercial
2025	963,456
2026	474,320
2027	33,453
2028	—
2029	—
Thereafter	—

Total minimum lease payments	1,471,229
Less: imputed interest	(35,930)

Sub-total	1,435,299

Total	4,788,977

Less: current portion	1,931,810

$2,857,167

All of the Company’s leased facilities as of March 31, 2025, are non-cancellable. The leases are a combination of triple net leases, for which the Company pays its proportionate share of common area maintenance, property taxes, and property insurance, and modified gross leases, for which the Company directly pays for common area maintenance and property insurance.

The following table depicts supplemental cash flow information related to operating leases:

	Three Months Ended March 31,
	2025	2024

Non-cash activities: right-of-use operating lease assets obtained in exchange for new operating lease liabilities	$472,720	$—

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the Company’s leasing costs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Operating lease cost	$602,493	$473,534
Variable lease cost	205,581	214,851
Short-term lease cost	70,262	96,350

	$878,336	$784,735

As of March 31, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases were 3.2 years and 4.0%. As of March 31, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases were 2.3 years and 4.3%.

NOTE 12 — BASIC AND DILUTED AVERAGE SHARES

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

Basic weighted average shares	25,995,645	26,419,039
Effect of potential dilutive securities	—	15,000

Diluted weighted average shares	25,995,645	26,434,039

For three months ended March 31, 2025 and 2024, there were 0 and 15 thousand Common Stock options unexercised, respectively. For the three months ended March 31, 2025 and 2024, there were no anti-dilutive shares.

On March 14, 2023, a stock repurchase program was unanimously approved by the Company’s Board of Directors (the “Board”), which gave management authorization to purchase up to one million shares of the Common Stock, at a per-share price not to exceed $9.00, on the open market. The plan expires on March 31, 2026.

On March 27, 2025, the Board unanimously approved the repurchase of an additional 100,000 shares of the Common Stock, bringing the total authorization under the existing repurchase program to 1,100,000 shares.

The following table lists the repurchase of Company shares for the three months ended March 31, 2025:

	Total Number of	Average Price	Total Price	Shares Available
Fiscal Period	Shares Purchased	Paid per Share	Paid	to Purchase
Balance as of January 1, 2025	928,930	$4.92	$4,568,823	71,070

January 1 - 31, 2025	—	—	—	71,070
February 1 - 29, 2025	—	—	—	71,070
March 1 - 31, 2025	500	5.25	2,626	170,570

Balance as of March 31, 2025	929,430	$4.92	$4,571,449	170,570

For the three months ended March 31, 2025, the Company repurchased 500 shares for $2,626, for an average price of $5.25.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — DEBT

The following table summarizes the details of the Company’s long-term debt obligations:

	Outstanding Balance
	March 31,	December 31,
	2025	2024
Consumer
Note payable, FSB (1)	$2,427,076	$2,455,043
Note payable, Truist Bank (3)	791,523	801,175
Notes payable, TBT (4,5)	1,951,917	1,979,730
Note payable, Scottsdale Transaction (6)	50,000	50,000

Sub-total	5,220,516	5,285,948

Commercial
Note payable, FSB (2)	5,505,712	5,569,171
Note payable, Avail Transaction (7)	—	166,667

Sub-total	5,505,712	5,735,838

Corporate
Line of credit, FSB (8)	—	—
Note payable, TBT (9)	2,469,769	2,500,393

Sub-total	2,469,769	2,500,393

Total	13,195,997	13,522,179

Less: current portion	(3,399,409)	(3,591,351)

	$9,796,588	$9,930,828
(1)	On November 23, 2021, the consumer segment entered into a $2.781 million secured amortizing note payable with Farmer’s State Bank of Oakley, Kansas (“FSB”). The note payable bears interest at 3.10% and matures on November 15, 2026.
(2)	On November 23, 2021, the commercial segment entered into a $6.309 million secured amortizing note payable with FSB. The note payable bears interest at 3.10% and matures on November 15, 2026.
(3)	On July 9, 2020, the consumer segment entered into a $956 thousand secured amortizing note payable with Truist Bank. The note payable bears interest at 3.65% and matures on July 9, 2030.
(4)	On September 14, 2020, the consumer segment entered into a $496 thousand secured amortizing note payable with Texas Bank & Trust (“TBT”). The note payable bears interest at 3.75% and matures on September 14, 2025.
(5)	On July 30, 2021, the consumer segment entered into a $1.772 million secured amortizing note payable with TBT. The note payable bears interest at 3.75% and matures on July 30, 2031.
(6)	On September 12, 2024, the consumer segment entered into a $50 thousand secured amortizing note payable in relation to the Scottsdale Transaction. The repayment of the note payable shall begin upon the fulfillment of certain terms and conditions under the asset purchase agreement entered into on September 12, 2024. The note payable’s imputed interest is 3.10% and matures on September 30, 2026.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	On October 29, 2021, the consumer segment entered into a $2.000 million secured amortizing note payable in relation to the acquisition of Avail Recovery Solutions, LLC on October 29, 2021 (“Avail Transaction”). The note payable’s imputed interest is 3.10% and matured and was paid in full on January 1, 2025.
(8)	On November 8, 2024, the Company entered into a $3.800 million secured line of credit with FSB. The line of credit bears interest at our rate of deposit +1.00% with a floor of 3.10% and matures on November 23, 2027.
(9)	On November 4, 2020, a wholly owned subsidiary of Envela entered into a $2.960 million secured amortizing note payable with TBT. The note payable bears interest at 3.25% and matures on November 3, 2025.

The following table depicts the Company’s future principal payments on long-term debt obligations as of March 31, 2025:

	2025	2026	2027	2028	2029	Thereafter
Consumer
Note payable, FSB (1)	84,595	2,342,480	—	—	—	—
Note payable, Truist Bank (3)	29,093	40,203	41,716	43,216	44,913	592,381
Notes payable, TBT (4,5)	465,364	71,592	74,324	77,018	80,097	1,183,524
Note payable, Scottsdale Transaction (6)	37,250	12,750	—	—	—	—

Sub-total	616,302	2,467,025	116,040	120,234	125,010	1,775,905

Commercial
Note payable, FSB (2)	191,007	5,314,705	—	—	—	—

Sub-total	191,007	5,314,705	—	—	—	—

Corporate
Line of credit, FSB (8)	—	—	—	—	—	—
Note payable, TBT (9)	2,469,769	—	—	—	—	—

Sub-total	2,469,769	—	—	—	—	—

	$3,277,078	$7,781,730	$116,040	$120,234	$125,010	$1,775,905

The Company was in compliance with all of its debt obligation covenants for the three months ended March 31, 2025 and 2024.

The following table depicts the Company’s future scheduled aggregate principal payments and maturities as of March 31, 2025:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year	Payments	Maturities	Total
2025	484,878	2,792,200	3,277,078
2026	470,473	7,311,257	7,781,730
2027	116,040	—	116,040
2028	120,234	—	120,234
2029	125,010	—	125,010
Thereafter	175,712	1,600,193	1,775,905

	$1,492,347	$11,703,650	$13,195,997

NOTE 14 — STOCK-BASED COMPENSATION

There was no stock-based compensation expense for the three months ended March 31, 2025 and 2024.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company has a corporate policy governing the identification, review, consideration, and approval or ratification of transactions with related persons. Under this policy, all related party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with the Company’s best interests and the best interests of its shareholders. The Company utilizes a space owned by a related party, for the secure processing and handling of materials before distribution. No consideration is exchanged between the parties, but the Company estimates that, if costs were incurred, they would be immaterial to its condensed consolidated financial statements.

NOTE 16 — CONTINGENCIES

We review the need to accrue for any loss contingency and establish a liability when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. We do not believe that the resolution of any currently pending lawsuits, claims, and proceedings, either individually or in the aggregate, will have a material adverse effect on financial position, results of operations, or liquidity. However, the outcomes of any currently pending lawsuits, claims, and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case. There are no loss contingencies subject to reporting for the three months ended March 31, 2025 and 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate”, “potential,” “continue,” “deploy” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2024 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development, and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Introduction

This section includes a discussion of our operations for the three months ended March 31, 2025 and 2024. The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Company’s 2024 Annual Report, the unaudited condensed consolidated financial statements, and the related Notes thereto included in Part I, Item 1 of this report.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2024 Annual Report.

Economic Conditions

Impacts of High Interest Rates and Inflation

The U.S. and other world economies are currently experiencing high interest rates and elevated levels of inflation, coupled with commodity price risk, mainly associated with variations in the market price of precious metals and diamonds, which have the potential to impact consumer discretionary spending behavior. Furthermore, adverse macroeconomic conditions can also impact demand for resale technology assets.

To counterbalance economic cycles that impact market selling prices and/or underlying operating costs, we adjust the inbound purchase price of commodity-based products, luxury hard assets, and resale technology.

We continuously monitor our inventory positions and associated working capital to respond to market conditions and to meet seasonal business cycles and expansionary plans. These economic cycles may from time to time require the business to utilize its line of credit or seek additional capital.

Impacts of Tariffs

The U.S. government has recently adopted new approaches to trade policy, and announced tariffs on certain foreign goods, certain global tariffs, and the possibility of significant additional tariff increases or expansions of tariffs. The timing and scope of such tariffs by the U.S. and retaliatory tariffs by other countries in response to such tariffs are currently uncertain. The impacts of tariffs on each of our reportable segments are detailed below:

Consumer Segment

The Company’s consumer segment does not source inventory from or sell it into international markets, so it is not directly impacted by tariffs. However, global market uncertainty caused by tariffs can increase commodity costs on safe-haven metals such as gold and silver, which may increase working capital requirements. The Company mitigates increased working capital requirements by monitoring its inventory position and turnover, and maintaining disciplined buying practices to maintain margin.

Commercial Segment

The Company’s commercial segment periodically purchases limited quantities of personal technology assets for resale and replacement parts from international markets. Tariffs may increase costs for original equipment manufacturers, retailers, and parts distributors and, as a result, may require the Company to pay more for the purchase of personal technology assets for resale and replacement parts, thus increasing the Company’s required working capital requirements. The Company mitigates increased working capital requirements by monitoring its inventory position and turnover, maintaining disciplined buying practices, and using optimal domestic and international sales channels to maintain margins.

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

Commercial Segment

Our commercial segment specializes in the de-manufacturing of end-of-life electronic assets to reclaim commodities and other materials, while also engaging in the ITAD industry. The separated commodities, including metals, plastics, and glass, are sold to downstream processors where they are further processed and reintroduced into new products. ITAD services maximize the residual value of retired IT assets by adhering to a reuse-first philosophy and ensuring equipment is refurbished and re-marketed after data sanitization. The Company offers services that manage the entire lifecycle of technology products to ensure data security, regulatory compliance, and environmental sustainability. We are proud of our role in supporting a circular economy through the responsible reuse and recycling of electronic devices.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table depicts our disaggregated condensed consolidated statements of income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025				2024
	Consumer	Commercial	Consolidated	% of Sales (1)	Consumer	Commercial	Consolidated	% of Sales (1)

Sales	$36,770,604	$11,485,225	$48,255,829	100.0%	$28,226,017	$11,631,763	$39,857,780	100.0%
Cost of goods sold	32,559,701	3,728,104	36,287,805	75.2%	24,676,828	4,860,268	29,537,096	74.1%

Gross margin	4,210,903	7,757,121	11,968,024	24.8%	3,549,189	6,771,495	10,320,684	25.9%

Expenses:
Selling, general and administrative	3,887,906	4,516,356	8,404,262	17.4%	3,251,490	4,385,486	7,636,976	19.2%
Depreciation and amortization	180,632	264,709	445,341	0.9%	93,676	249,889	343,565	0.9%

Total operating expenses	4,068,538	4,781,065	8,849,603	18.3%	3,345,166	4,635,375	7,980,541	20.0%

Operating income	142,365	2,976,056	3,118,421	6.5%	204,023	2,136,120	2,340,143	5.9%

Other income (expense):
Other income	849	204,756	205,605	0.4%	8,005	230,523	238,528	0.6%
Interest expense	(54,047)	(52,274)	(106,321)	(0.2)%	(64,401)	(56,453)	(120,854)	(0.3)%

Income before income taxes	89,167	3,128,538	3,217,705	6.7%	147,627	2,310,190	2,457,817	6.2%
Income tax expense	(20,073)	(704,285)	(724,358)	(1.5)%	(59,151)	(491,127)	(550,278)	(1.4)%

Net income	$69,094	$2,424,253	$2,493,347	5.2%	$88,476	$1,819,063	$1,907,539	4.8%
(1)	The “% of Sales” figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, the percentages presented may not add up precisely to the totals provided.

The individual segments reported the following for the three months ended March 31, 2025 and 2024:

Sales

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

Consolidated	$48,255,829	$39,857,780	$8,398,049	21.1%
% of consolidated sales	100.0%	100.0%

Consumer	$36,770,604	$28,226,017	$8,544,587	30.3%
% of consumer sales	100.0%	100.0%

Commercial	$11,485,225	$11,631,763	$(146,538)	(1.3)%
% of commercial sales	100.0%	100.0%

Consolidated

Sales increased by $8,398,049, or 21.1%, during the three months ended March 31, 2025, to $48,255,829, as compared to $39,857,780 during the same period in Fiscal 2024.

Consumer Segment

Sales in the consumer segment increased by $8,544,587, or 30.3%, during the three months ended March 31, 2025, to $36,770,604, as compared to $28,226,017 during the same period in Fiscal 2024. The change was primarily attributed to stronger volumes and pricing on scrap grade precious metals transactions and bullion. Our sales of scrap grade precious metals and bullion were favorably impacted by exceptional inbound material flow from our in-store buying programs, which was sustained from the fourth quarter of Fiscal 2024. Our online and retail stores business also achieved favorable results. In the Fiscal 2024 comparative period, we were building an inventory position in preparation for the opening of our new stores, which is now beginning to be relieved in the normal course of operations.

Commercial Segment

Sales in the commercial segment decreased by $146,538, or 1.3%, during the three months ended March 31, 2025, to $11,485,225, as compared to $11,631,763 during the same period in Fiscal 2024. The change was primarily attributed to lower sales volumes of inventory associated with ITAD settlements and from our trade-in business partners but was almost fully offset by sales of our electronic scrap grades and associated recoveries, and from continued growth in our product returns service business. Inbound material flows resumed from a key supplier of electronic scrap grades that had reduced shipping during the fourth quarter of Fiscal 2024.

Cost of Goods Sold

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

Consolidated	$36,287,805	$29,537,096	$6,750,709	22.9%
% of consolidated sales	75.2%	74.1%

Consumer	$32,559,701	$24,676,828	$7,882,873	31.9%
% of consumer sales	88.5%	87.4%

Commercial	$3,728,104	$4,860,268	$(1,132,164)	(23.3)%
% of commercial sales	32.5%	41.8%

Consolidated

Cost of goods sold increased by $6,750,709, or 22.9%, during the three months ended March 31, 2025, to $36,287,805, as compared to $29,537,096 during the same period in Fiscal 2024.

Consumer Segment

Cost of goods sold in the consumer segment increased by $7,882,873, or 31.9%, during the three months ended March 31, 2025, to $32,559,701, as compared to $24,676,828 during the same period in Fiscal 2024. The change was primarily attributed to the aforementioned volumes and impacts of rising gold prices.

Cost of goods sold as a percentage of sales was 88.5% during the three months ended March 31, 2025, as compared to 87.4% during the three months ended March 31, 2024. The change was primarily attributed to product mix, as the relief of inventory associated with scrap grade precious metals and bullion improved as a result of selling into a rising gold market during the first quarter of Fiscal 2025.

Commercial Segment

Cost of goods sold in the commercial segment decreased by $1,132,164, or 23.3%, during the three months ended March 31, 2025, to $3,728,104, as compared to $4,860,268 during the same period in Fiscal 2024. The change was primarily attributed to reduced sales associated with ITAD settlements and from personal technology assets originating from our trade in business. In comparative terms, our trade in business had greater asset flow from business partners in the first quarter of Fiscal 2024, resulting in stronger outbound sales in that period.

Cost of goods sold as a percentage of sales was 32.5% during the three months ended March 31, 2025, as compared to 41.8% during the three months ended March 31, 2024. The change was primarily attributed to the settlement of a large high margin ITAD settlement with a recurring customer and from strategic initiatives associated with margin expansion from sales channels associated with personal technology assets, and from a greater mix of revenue from service fees from our product returns business, which has no associated cost of goods sold.

Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

Consolidated	$11,968,024	$10,320,684	$1,647,340	16.0%
% of consolidated sales	24.8%	25.9%

Consumer	$4,210,903	$3,549,189	$661,714	18.6%
% of consumer sales	11.5%	12.6%

Commercial	$7,757,121	$6,771,495	$985,626	14.6%
% of commercial sales	67.5%	58.2%

Consolidated

Gross margin increased by $1,647,340, or 16.0%, during the three months ended March 31, 2025, to $11,968,024, as compared to $10,320,684 during the same period in Fiscal 2024.

Consumer Segment

Gross margin in the consumer segment increased by $661,714, or 18.6%, during the three months ended March 31, 2025, to $4,210,903, as compared to $3,549,189 during the same period in Fiscal 2024. The net impact of the aforementioned increase in sales of $8,544,587 and increase in cost of goods sold of $7,882,873 resulted in the $661,714 increase in gross margin.

Commercial Segment

Gross margin in the commercial segment increased by $985,626, or 14.6%, during the three months ended March 31, 2025, to $7,757,121, as compared to $6,771,495 during the same period in Fiscal 2024. The net impact of the aforementioned decrease in sales of $146,538 and decrease in cost of goods sold $1,132,164 resulted in the $985,626 increase in gross margin.

Selling, General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

Consolidated	$8,404,262	$7,636,976	$767,286	10.0%
% of consolidated sales	17.4%	19.2%

Consumer	$3,887,906	$3,251,490	$636,416	19.6%
% of consumer sales	10.6%	11.5%

Commercial	$4,516,356	$4,385,486	$130,870	3.0%
% of commercial sales	39.3%	37.7%

Consolidated

Selling, general and administrative expense increased by $767,286, or 10.0%, during the three months ended March 31, 2025, to $8,404,262, as compared to $7,636,976 during the same period in Fiscal 2024.

Consumer Segment

Selling, general and administrative expense in the consumer segment increased by $636,416, or 19.6%, during the three months ended March 31, 2025, to $3,887,906, as compared to $3,251,490 during the same period in Fiscal 2024. The change was primarily attributed to cost structures associated with our new Phoenix and San Antonio stores, but was incrementally offset by the reduction of costs associated with new store openings. During the first quarter of Fiscal 2024 the business was heavily focused on bringing our Phoenix stores online, resulting in significant costs associated with travel, onboarding employees and training.

Commercial Segment

Selling, general and administrative expense in the commercial segment increased by $130,870, or 3.0%, during the three months ended March 31, 2025, to $4,516,356, as compared to $4,385,486 during the same period in Fiscal 2024. The change was primarily attributed to human capital costs associated with our services business which were offset by variable-cost production expenses that scale with sales volumes of inventory.

Depreciation and Amortization

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

Consolidated	$445,341	$343,565	$101,776	29.6%
% of consolidated sales	0.9%	0.9%

Consumer	$180,632	$93,676	$86,956	92.8%
% of consumer sales	0.5%	0.3%

Commercial	$264,709	$249,889	$14,820	5.9%
% of commercial sales	2.3%	2.1%

Consolidated

Depreciation and amortization expense increased by $101,776, or 29.6%, during the three months ended March 31, 2025, to $445,341, as compared to $343,565 during the same period in Fiscal 2024.

Consumer Segment

Depreciation and amortization expense in the consumer segment increased by $86,956, or 92.8%, during the three months ended March 31, 2025, to $180,632, as compared to $93,676 during the same period in Fiscal 2024. The change was primarily attributed to the depreciation of assets placed into service related to our new stores.

Commercial Segment

Depreciation and amortization expense in the commercial segment increased by $14,820, or 5.9%, during the three months ended March 31, 2025, to $264,709, as compared to $249,889 during the same period in Fiscal 2024. There was no material impact from assets capitalized or reaching maturity in each comparative period and as such no discussion point.

Other Income

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

Consolidated	$205,605	$238,528	$(32,923)	(13.8)%
% of consolidated sales	0.4%	0.6%

Consumer	$849	$8,005	$(7,156)	(89.4)%
% of consumer sales	0.0%	0.0%

Commercial	$204,756	$230,523	$(25,767)	(11.2)%
% of commercial sales	1.8%	2.0%

Consolidated

Other income decreased by $32,923, or 13.8%, during the three months ended March 31, 2025, to $205,605, as compared to $238,528 during the same period in Fiscal 2024.

Consumer Segment

Other income in the consumer segment decreased by $7,156, or 89.4%, during the three months ended March 31, 2025, to $849, as compared to $8,005 during the same period in Fiscal 2024. The change was primarily attributed to rental income being present in our first quarter Fiscal 2024 results.

Interest income comprised $0 and $6 of other income during the three months ended March 31, 2025 and 2024, respectively.

Commercial Segment

Other income in the commercial segment decreased by $25,767, or 11.2%, during the three months ended March 31, 2025, to $204,756, as compared to $230,523 during the same period in Fiscal 2024. The change was primarily attributed to a reduction in earned interest rates associated with our interest bearing account and from rental income being present in our first quarter Fiscal 2024 results.

Interest income comprised $144,331 and $196,562 of other income during the three months ended March 31, 2025 and 2024, respectively.

Interest Expense

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

Consolidated	$(106,321)	$(120,854)	$14,533	(12.0)%
% of consolidated sales	(0.2)%	(0.3)%

Consumer	$(54,047)	$(64,401)	$10,354	(16.1)%
% of consumer sales	(0.1)%	(0.2)%

Commercial	$(52,274)	$(56,453)	$4,179	(7.4)%
% of commercial sales	(0.5)%	(0.5)%

Consolidated

Interest expense decreased by $14,533, or 12.0%, during the three months ended March 31, 2025, to $106,321, as compared to $120,854 during the same period in Fiscal 2024.

Consumer Segment

Interest expense in the consumer segment decreased by $10,354, or 16.1%, during the three months ended March 31, 2025, to $54,047, as compared to $64,401 during the same period in Fiscal 2024. There was no material impact from debt additions or amortization in each comparative period and as such no discussion point.

Commercial Segment

Interest expense in the commercial segment decreased by $4,179, or 7.4%, during the three months ended March 31, 2025, to $52,274, as compared to $56,453 during the same period in Fiscal 2024. There was no material impact from debt additions or amortization in each comparative period and as such no discussion point.

Income Tax Expense

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

Consolidated	$(724,358)	$(550,278)	$(174,080)	31.6%
% of consolidated sales	(1.5)%	(1.4)%

Consumer	$(20,073)	$(59,151)	$39,078	(66.1)%
% of consumer sales	(0.1)%	(0.2)%

Commercial	$(704,285)	$(491,127)	$(213,158)	43.4%
% of commercial sales	(6.1)%	(4.2)%

Consolidated

Income tax expense increased by $174,080, or 31.6%, during the three months ended March 31, 2025, to $724,358, as compared to $550,278 during the same period in Fiscal 2024. Currently, the Company has a deferred tax asset reflecting a future tax benefit that the Company expects to receive. The Company has a federal tax rate of approximately 21.0%, in addition to other state and local taxes, on net income. The effective income tax rate was 22.5% and 22.4% for the three months ended March 31, 2025 and 2024, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the Company’s case for the increase for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Net Income

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

Consolidated	$2,493,347	$1,907,539	$585,808	30.7%
% of consolidated sales	5.2%	4.8%

Consumer	$69,094	$88,476	$(19,382)	(21.9)%
% of consumer sales	0.2%	0.3%

Commercial	$2,424,253	$1,819,063	$605,190	33.3%
% of commercial sales	21.1%	15.6%

Consolidated

Net income increased by $585,808, or 30.7%, during the three months ended March 31, 2025, to $2,493,347, as compared to $1,907,539 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended March 31, 2025 and 2024 for further details.

Consumer Segment

Net income decreased in the consumer segment by $19,382, or 21.9%, during the three months ended March 31, 2025, to $69,094, as compared to $88,476 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended March 31, 2025 and 2024 for further details.

Commercial Segment

Net income increased in the commercial segment by $605,190, or 33.3%, during the three months ended March 31, 2025, to $2,424,253, as compared to $1,819,063 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended March 31, 2025 and 2024 for further details.

Earnings Per Share

The following table depicts the Company’s earnings per share:

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

Consolidated	$0.10	$0.07	$0.03	42.9%

Consolidated

Basic and diluted earnings per share attributable to holders of our Common Stock increased by $0.03, or 42.9%, during the three months ended March 31, 2024, to $0.10, as compared to $0.07 same period in Fiscal 2024.

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

The following table provides a reconciliation of the Company’s net income to Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net income	$69,094	$2,424,253	$2,493,347	$88,476	$1,819,063	$1,907,539
Addition (deduction):
Depreciation and amortization	180,632	264,709	445,341	93,676	249,889	343,565
Other income	(849)	(204,756)	(205,605)	(8,005)	(230,523)	(238,528)
Interest expense	54,047	52,274	106,321	64,401	56,453	120,854
Income tax expense	20,073	704,285	724,358	59,151	491,127	550,278

	$322,997	$3,240,765	$3,563,762	$297,699	$2,386,009	$2,683,708

Net Cash

Net Cash is defined as the difference between (i) cash and cash equivalents and (ii) the sum of debt obligations. We believe that presenting Net Cash is useful to investors as a measure of our liquidity and leverage profile, as cash and cash equivalents can be used, among other things, to repay indebtedness.

The following table depicts the Company’s Net Cash:

	March 31,	December 31,
	2025	2024

Total cash	$21,028,265	$20,609,003
Less: debt obligations	(13,195,997)	(13,522,179)

	$7,832,268	$7,086,824

Liquidity and Capital Resources

The following table summarizes the Company’s condensed consolidated statement of cash flows:

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Net cash provided by (used in):
Operating activities	$1,131,057	$3,791,721	$(2,660,664)	(70.2)%
Investing activities	(382,987)	(644,792)	261,805	(40.6)%
Financing activities	(328,808)	(1,216,915)	888,107	(73.0)%

Net increase in cash and cash equivalents	$419,262	$1,930,014	$(1,510,752)	(78.3)%

Operating Activities

Cash flows provided by operations decreased by $2,660,664, or 70.2%, during the three months ended March 31, 2025, to $1,131,057, as compared to $3,791,721 during the same period in Fiscal 2024. The decrease in cash provided by operations was primarily attributed to an increase in net income, certain non-cash adjustments to reconcile net income to operating cash flow (as detailed in the condensed consolidated statements of cash flows), and the following significant net changes in operating assets and liabilities, from the three months ended March 31, 2024 to the same period during Fiscal 2025:

●	Accounts receivable: a $4,178,078 net decrease primarily attributed to our commercial segment, resulting from an increase in accounts receivable in the normal course of operations in the first quarter of Fiscal 2025 and from significant collections from a services customer that occurred in the first quarter of Fiscal 2024.
●	Inventories: a $2,057,692 net increase primarily attributed to our consumer segment from the stabilization of inventory purchases in the first quarter of Fiscal 2025, as our consumer segment was purchasing inventory for our new stores in the first quarter of Fiscal 2024.
●	Accounts payable: a $981,156 net decrease primarily attributed to our consumer segment, albeit in the normal course of operations.
●	Accrued expenses: a $377,022 net decrease primarily attributed to our commercial segment, resulting from a reduction in unvouchered inventory payments from the settlement of a large ITAD transaction in the first quarter of Fiscal 2025.

Investing Activities

Cash flows (used in) investing activities decreased by $261,805, or 40.6%, during the three months ended March 31, 2025, to $382,987, as compared to $644,792 during the same period in Fiscal 2024. The decrease in cash (used in) investing activities was primarily attributed to reduced spending associated with our enterprise resource planning system and from less spending on new store build-outs in the first quarter of Fiscal 2025.

Financing Activities

Cash flows (used in) financing activities decreased by $888,107, or 73.0%, during the three months ended March 31, 2025, to $328,808, as compared to $1,216,915 during the same period in Fiscal 2024. The decrease in cash (used in) financing activities was primarily reduced share buybacks in the first quarter of Fiscal 2025, as principal payments on debt were in relative parity.

Capital Resources

Although the Company has access to a line of credit, our primary source of liquidity and capital resources currently consists of cash generated from our operating activities. We do not anticipate the need to fund our operations via the line of credit, and we do not have any amounts drawn as of March 31, 2025. We have historically renewed, extended, or replaced short-term debt as it matures, and management believes that we will be able to continue to do so in the near future.

Capital Expenditures

In Fiscal 2025, the Company is focused on optimizing our new store performance, along with the continued focus on growing our Commercial business organically and evaluating opportunities for strategic growth. The Company continuously monitors the deployment of capital and primarily funds capital expenditures through cash flow from operating activities. Where appropriate, the Company may use debt financing on select projects. When this occurs, the Company further evaluates future cash flows of the project to ensure the debt tenure and pay-back period are in alignment, as well as the appropriateness of the rate of return. As of March 31, 2025, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a “smaller reporting company,” we are not required to disclose the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the Company’s 2024 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases

The following lists the repurchase of Company shares for the three months ended March 31, 2025:

	Total Number of
	Shares Purchased			Maximum Number
	as Part of Publicly			of Shares that May
	Announced Plan	Average Price	Total Price	Yet be Purchased
Fiscal Period	or Program (1) (2)	Paid Per Share ($)	Paid	Under the Plan (1)
Balance as of January 1,2025	928,930	$4.91	$4,568,823	71,070

January 1 - 31, 2025	—	—	—	71,070
February 1 - 28, 2025	—	—	—	71,070
March 1 - 31, 2025	500	5.25	2,626	170,570

Balance as of March 31, 2025	929,430	$4.92	$4,571,449	170,570
(1)	All shares were purchased in open-market transactions through the stock repurchase program unanimously approved by the Board on March 14, 2023, for the repurchase of up to one million shares of the Common Stock. On March 27, 2025, the Board authorized the repurchase of an additional 100,000 shares of the Common Stock, bringing the total authorization under the existing repurchase program to 1,100,000 shares.
(2)	The stock repurchase program was publicly announced on May 3, 2023, and expires March 31, 2026. Repurchases under the stock repurchase plan began on May 10, 2023.

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

ENVELA CORPORATION
(Registrant)

Date: May 7, 2025	/s/ JOHN G. DELUCA
John G. DeLuca
Chief Financial Officer (Principal Financial Officer)

GGLOSSARY OF DEFINED TERMS

The following definitions apply to terms used in this document:

2024 Annual Report	Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025
Adjusted EBITDA	Adjusted Earnings Before Interest, Tax, Depreciation, and Amortization
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2024-03	ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
Avail Transaction	The acquisition of Avail Recovery Solutions, LLC on October 29, 2021
Board	Board of Directors
CODM	Chief Operating Decision Maker
Common Stock	The Company's common stock, par value $0.01 per share
Company	Envela Corporation, a Nevada corporation, and its subsidiaries
Envela	Envela Corporation, a Nevada corporation, and its subsidiaries
Exchange Act	Securities Exchange Act of 1934
Financial Statements	The Related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows
Fiscal 2024	Fiscal year ended December 31, 2024
Fiscal 2025	Fiscal year ended December 31, 2025
Form 10-Q	Form 10-Q for the three months ended March 31, 2025
FSB	Farmer's State Bank of Oakley, Kansas
IT	Information Technology
ITAD	Information Technology Asset Disposition
NYSE	New York Stock Exchange
Net Cash	The difference between (i) cash and cash equivalents and (ii) the sum of debt obligations
Securities Act	Securities Act of 1933
Scottsdale Transaction	The acquisition of the assets of a bespoke fabricator of jewelry in Scottsdale, Arizona
SEC	U.S. Securities and Exchange Commission
SOW	Scope of Work
TBT	Texas Bank & Trust
U.S.	United States
U.S. Dollar	$
U.S. GAAP	United States Generally Accepted Accounting Principles