Form 10-Q
period 2025-06-30
Envela Corp
filed 2025-08-06
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

(972) 587-4049
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	ELA ELA	NYSE American NYSE Texas

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

As of August 5, 2025 the registrant had 25,965,277 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2025	2024	2025	2024
Sales	$54,876,833	$45,297,002	$103,132,662	$85,154,782
Cost of goods sold	42,488,910	33,907,545	78,776,715	63,444,641

Gross margin	12,387,923	11,389,457	24,355,947	21,710,141

Expenses:
Selling, general and administrative	8,672,067	9,118,048	17,076,329	16,755,024
Depreciation and amortization	460,411	362,267	905,752	705,832

Total operating expenses	9,132,478	9,480,315	17,982,081	17,460,856

Operating income	3,255,445	1,909,142	6,373,866	4,249,285

Other income (expense):
Other income	394,251	225,417	599,856	463,945
Interest expense	(106,228)	(109,141)	(212,549)	(229,995)

Income before income taxes	3,543,468	2,025,418	6,761,173	4,483,235
Income tax expense	(791,069)	(461,239)	(1,515,427)	(1,011,517)

Net income	$2,752,399	$1,564,179	$5,245,746	$3,471,718

Basic earnings per share:
Net income	$0.11	$0.06	$0.20	$0.13

Diluted earnings per share:
Net income	$0.11	$0.06	$0.20	$0.13

Weighted average shares outstanding:
Basic	25,991,979	26,248,554	25,993,802	26,333,796
Diluted	25,991,979	26,263,554	25,993,802	26,348,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$22,851,869	$20,609,003
Accounts receivable, net of allowances	5,065,919	4,384,238
Notes receivable	—	2,000
Inventories	27,381,184	25,705,524
Prepaid expenses	1,166,819	874,203
Other current assets	114,864	28,839
Total current assets	56,580,655	51,603,807

Property and equipment, net	13,802,440	13,515,162
Right-of-use assets from operating leases	4,587,527	4,741,326
Goodwill	3,621,453	3,621,453
Intangible assets, net	3,780,766	4,097,778
Deferred tax asset	90,858	49,526
Other assets	252,061	241,437

Total assets	$82,715,760	$77,870,489

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,158,474	$3,177,550
Notes payable	3,374,442	3,591,351
Operating lease liabilities	1,818,941	2,078,505
Accrued expenses	2,382,896	3,215,343
Other current liabilities	1,625,679	455,385
Total current liabilities	12,360,432	12,518,134

Notes payable, less current portion	9,668,844	9,930,828
Operating lease liabilities, less current portion	2,909,926	2,769,389

Total liabilities	$24,939,202	$25,218,351

Contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and 25,975,038 shares outstanding as of June 30, 2025; 26,924,631 shares issued and 25,995,701 shares outstanding as of December 31, 2024	269,246	269,246
Treasury stock at cost, 949,593 and 928,930 shares, as of June 30, 2025 and December 31, 2024, respectively	(4,690,149)	(4,568,823)
Additional paid-in capital	40,173,000	40,173,000
Retained earnings	22,024,461	16,778,715

Total stockholders’ equity	57,776,558	52,652,138

Total liabilities and stockholders’ equity	$82,715,760	$77,870,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Unaudited)	2025	2024
Operations
Net income	$5,245,746	$3,471,718
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	905,752	705,832
Provision for credit losses	82,366	240,166
Deferred taxes	(41,332)	(45,383)
Non-cash lease expense	1,208,522	985,996
Loss on disposal of equipment	5,491	—
Changes in operating assets and liabilities:
Accounts receivable	(764,047)	2,732,769
Inventories	(1,675,660)	(3,633,741)
Prepaid expenses	(292,616)	159,517
Other assets	(96,649)	(18,609)
Accounts payable	(19,076)	(31,919)
Accrued expenses	(832,447)	(643,856)
Operating leases	(1,173,750)	(1,010,247)
Other liabilities	1,170,294	90,019

Net cash provided by operations	3,722,594	3,002,262

Investing
Purchase of property and equipment	(831,529)	(965,525)
Purchase of intangible assets	(50,630)	(296,496)
Proceeds from (investment in) notes receivable	2,000	(2,983)
Proceeds from sales of equipment	650	—

Net cash (used in) investing	(879,509)	(1,265,004)

Financing
Payments on notes payable	(478,893)	(626,625)
Purchase of treasury stock	(121,326)	(1,620,485)

Net cash (used in) financing	(600,219)	(2,247,110)

Net change in cash and cash equivalents	2,242,866	(509,852)
Cash and cash equivalents, beginning of period	20,609,003	17,853,853

Cash and cash equivalents, end of period	$22,851,869	$17,344,001

Supplemental disclosures
Cash paid during the period for:
Interest	$218,685	$284,796
Income Taxes	$1,732,100	$1,352,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Three Months Ended June 30, 2024

Balance as of April 1, 2024	26,924,631	$269,246	(617,313)	$(3,060,195)	—	$—	$40,173,000	$11,929,195	$49,311,246

Net Income	—	—	—	—	—	—	—	1,564,179	1,564,179

Shares repurchased	—	—	(152,089)	(715,339)	—	—	—	—	(715,339)

Balance as of June 30, 2024	26,924,631	$269,246	(769,402)	$(3,775,534)	—	$—	$40,173,000	$13,493,374	$50,160,086

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Three Months Ended June 30, 2025

Balance as of April 1, 2025	26,924,631	$269,246	(929,430)	$(4,571,449)	—	$—	$40,173,000	$19,272,062	$55,142,859

Net Income	—	—	—	—	—	—	—	2,752,399	2,752,399

Shares repurchased	—	—	(20,163)	(118,700)	—	—	—	—	(118,700)

Balance as of June 30, 2025	26,924,631	$269,246	(949,593)	$(4,690,149)	—	$—	$40,173,000	$22,024,461	$57,776,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Six Months Ended June 30, 2024

Balance as of January 1, 2024	26,924,631	$269,246	(415,973)	$(2,155,049)	—	$—	$40,173,000	$10,021,656	$48,308,853

Net Income	—	—	—	—	—	—	—	3,471,718	3,471,718

Shares repurchased	—	—	(353,429)	(1,620,485)	—	—	—	—	(1,620,485)

Balance as of June 30, 2024	26,924,631	$269,246	(769,402)	$(3,775,534)	—	$—	$40,173,000	$13,493,374	$50,160,086

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Six Months Ended June 30, 2025

Balance as of January 1, 2025	26,924,631	$269,246	(928,930)	$(4,568,823)	—	$—	$40,173,000	$16,778,715	$52,652,138

Net Income	—	—	—	—	—	—	—	5,245,746	5,245,746

Shares repurchased	—	—	(20,663)	(121,326)	—	—	—	—	(121,326)

Balance as of June 30, 2025	26,924,631	$269,246	(949,593)	$(4,690,149)	—	$—	$40,173,000	$22,024,461	$57,776,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X prescribed by the Securities and Exchange Commission (the “SEC”). Pursuant to the SEC’s rules and regulations, Quarterly Reports do not include all of the information and notes required by U.S. GAAP. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), necessary for a fair presentation of the unaudited condensed consolidated financial statements for these periods, have been included. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2025 (“Fiscal 2025”). Management suggests these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Fiscal 2024”) filed with the SEC on March 26, 2025 (“2024 Annual Report”). The Company's operations are located within the contiguous U.S. and its functional and reporting currency is the U.S. Dollar (“$”).

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

Nature of Operations

The products and services we offer are delivered by our subsidiaries under their distinct brands, rather than directly by Envela itself. Significant business activities within our operating and reportable segments are detailed below:

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

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

See Note 3 – Accounting Policies and Estimates and Note 9 – Segment Information for further details.

NOTE 3 — ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations, variable consideration, and other obligations such as product returns and refunds; loss contingencies; the fair value of and/or potential impairment of goodwill and intangible assets for the reporting units; useful lives of our tangible and intangible assets; allowances for credit losses; the market value of, and demand for, our inventory and the potential outcome of uncertain tax positions that have been recognized on our condensed consolidated financial statements or tax returns. Actual results could differ from those estimates and assumptions.

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

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The commercial segment provides its services according to a Scope of Work (“SOW”). Revenue from our service offerings is recognized upon completion of the SOW at a predetermined amount based on the number of units processed and a preset price per unit or weight measurement.

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

The commercial segment recognizes revenue on outright sales when the terms and transaction price are agreed to, the product is shipped, and title is transferred.

See Note 10 – Revenue for further details.

Sales Returns and Allowances

Sales are recorded, net of expected returns. In some cases, the consumer and commercial segment’s customers may return a product purchased within 30 days of receipt. Our allowance for estimated returns is based on our review of historical returns experience and reduces our reported revenues accordingly.

As of June 30, 2025, and December 31, 2024, the consumer segment’s allowance for returns was $7,345 and $11,942, respectively.

As of June 30, 2025, and December 31, 2024, the commercial segment’s allowance for returns was $64,425 and $48,569, respectively.

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

For the six months ended June 30, 2025, two customers aggregated 50.3% of our sales and represented 19.1% of our accounts receivable balance.

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

For the three months ended June 30, 2025 and 2024, the consumer segment’s shipping and handling costs were $13,914 and $49,350, respectively. For the three months ended June 30, 2025 and 2024, the commercial segment’s shipping and handling costs were $926,483 and $1,194,203, respectively.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended June 30, 2025 and 2024, the consumer segment’s shipping and handling costs were $30,600 and $49,789, respectively. For the six months ended June 30, 2025 and 2024, the commercial segment’s shipping and handling costs were $1,917,808 and $2,588,280, respectively.

Advertising Costs

The consumer and commercial segment’s advertising costs are expensed as incurred.

For the three months ended June 30, 2025 and 2024, the consumer segment’s advertising costs were $290,277 and $324,868, respectively. For the three months ended June 30, 2025 and 2024, the commercial segment’s advertising costs were $124,873 and $61,672, respectively.

For the six months ended June 30, 2025 and 2024, the consumer segment’s advertising costs were $570,440 and $572,982, respectively. For the six months ended June 30, 2025 and 2024, the commercial segment’s advertising costs were $206,008 and $132,977, respectively.

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

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the likelihood that the benefit of the deferred tax assets will be realized and the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. We have not taken a tax position that, if challenged, would have a material effect on the condensed consolidated financial statements or the effective tax rate for the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025, the Company had a deferred tax asset of $90,858. As of December 31, 2024, the Company had a deferred tax asset of $49,526. The Company did not have a valuation allowance as of June 30, 2025, or December 31, 2024.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

See Note 2 – Principles of Consolidation and Nature of Operations and Note 9 – Segment Information for further details.

Earnings Per Share

Basic earnings per share of our common stock, par value $0.01 per share (our “Common Stock”), is computed by dividing net earnings available to holders of the Common Stock by the weighted average number of shares of Common Stock outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants outstanding determined using the treasury stock method.

See Note 12 – Basic and Diluted Average Shares for further details.

Stock-Based Compensation

The Company accounts for stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments, including grants of stock options, based on the fair value of the award at the date of the grant. In addition, to the extent that the Company receives an excess tax benefit upon exercise of an award, such benefit is reflected as cash flow from financing activities within the condensed consolidated statement of cash flows.

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

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2025, and December 31, 2024, the consumer segment’s allowance for credit losses was $0 and $0, respectively.

As of June 30, 2025, and December 31, 2024, the commercial segment’s allowance for credit losses was $511,439 and $433,159, respectively.

Inventories

Consumer Segment

The consumer segment states its inventory at the lower of cost and net realizable value. The cost of inventory is an amount equal to that paid for the individual asset or lot of goods. We consider factors such as the current spot market price of precious metals and the current market demand for the items being purchased. Consigned inventory has a net-zero balance. The majority of our inventory has some component of its value that is based on the spot market price of precious metals. We monitor metals-based commodity markets to assess any adverse impact on the carrying value of our inventory.

Commercial Segment

The commercial segment states its inventory at the lower of cost and net realizable value. The cost of our technology assets is an amount equal to that paid for the individual asset or lot of goods, or, in instances in which we have an obligation to sell the asset before we pay for it, we utilize the retail cost method to estimate its value. The cost of our processed and unprocessed inventory, primarily consisting of base metals and electronic scrap materials, is determined by utilizing the weighted average cost method. We monitor metals-based commodity markets to assess any adverse impact on the carrying value of our inventory.

See Note 4 – Inventories for further details.

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. There were no triggering events identified during the six months ended June 30, 2025, requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

See Note 5 – Goodwill for further details.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Recent Accounting Pronouncements

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

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — INVENTORIES

The following table summarizes the details of the Company’s inventories:

	June 30,	December 31,
	2025	2024
Consumer
Trade inventories	$25,221,844	$23,973,333

Sub-total	25,221,844	23,973,333

Commercial
Trade inventories	2,159,340	1,732,191

Sub-total	2,159,340	1,732,191

	$27,381,184	$25,705,524

NOTE 5 — GOODWILL

The following table summarizes the details of the Company’s changes in goodwill:

	June 30,	December 31,
	2025	2024
Consumer
Opening balance	$—	$300,000
Additions (reductions) (1)	—	(300,000)

Sub-total	—	—

Commercial
Opening balance	3,621,453	3,621,453
Additions (reductions)	—	—

Sub-total	3,621,453	3,621,453

	$3,621,453	$3,621,453
(1)

The decrease in goodwill of $300 thousand for the year ended December 31, 2024, related to measurement period adjustments pertaining to the acquisition of the assets of a bespoke fabricator of jewelry in Scottsdale, Arizona (the “Scottsdale Transaction”).

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — PROPERTY AND EQUIPMENT, NET

The following table summarizes the details of the Company’s property and equipment, net:

	June 30,	December 31,
	2025	2024
Consumer
Land	$1,824,892	$1,824,892
Building and improvements	6,114,344	6,078,606
Leasehold improvements	1,972,648	1,736,193
Furniture and fixtures	1,409,893	1,203,540
Machinery and equipment	1,598,448	1,570,704
Vehicles	53,318	53,318
Construction in progress (1)	62,211	135,856
	13,035,754	12,603,109
Less: accumulated depreciation	(3,495,199)	(3,287,437)

Sub-total	9,540,555	9,315,672

Commercial
Leasehold improvements	160,850	172,391
Furniture and fixtures	74,811	74,811
Machinery and equipment	1,357,159	1,336,427
Vehicles	206,556	206,556
	1,799,376	1,790,185
Less: accumulated depreciation	(1,204,173)	(1,112,694)

Sub-total	595,203	677,491

Corporate
Land	1,106,664	1,106,664
Building and improvements	2,730,138	2,688,523
Furniture and fixtures	35,197	—
Machinery and equipment	55,868	28,627
Construction in progress (1)	83,185	—
	4,011,052	3,823,814
Less: accumulated depreciation	(344,370)	(301,815)

Sub-total	3,666,682	3,521,999

	$13,802,440	$13,515,162
(1)	As of June 30, 2025 and December 31, 2024, these assets are being constructed, have not yet been placed into service, and are not yet depreciable.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — INTANGIBLE ASSETS, NET

The following table summarizes the details of the Company’s intangible assets, net:

	June 30,	December 31,
	2025	2024
Consumer
Technology	$409,896	$409,896
Customer lists	13,000	13,000
Assets under development (1)	3,924	3,381
	426,820	426,277
Less: accumulated amortization	(384,438)	(379,980)

Sub-total	42,382	46,297

Commercial
Trademarks/tradenames	2,869,000	2,869,000
Customer contracts	1,873,000	1,873,000
Customer relationships	1,809,000	1,809,000
	6,551,000	6,551,000
Less: accumulated amortization	(3,192,582)	(2,877,855)

Sub-total	3,358,418	3,673,145

Corporate
Technology	512,635	462,548
	512,635	462,548
Less: accumulated amortization	(132,669)	(84,212)

Sub-total	379,966	378,336

	$3,780,766	$4,097,778
(1)	As of June 30, 2025 and December 31, 2024, these intangible assets are under development, have not yet been placed into service, and are not yet amortizable.

The following table depicts the Company’s estimated future amortization expense related to intangible assets as of June 30, 2025:

	Consumer	Commercial	Corporate	Total

2025	4,464	314,724	54,280	373,468
2026	8,928	629,448	108,562	746,938
2027	8,928	629,448	108,562	746,938
2028	8,056	629,448	108,562	746,066
2029	3,273	539,923	—	543,196
Thereafter	4,809	615,427	—	620,236

	$38,458	$3,358,418	$379,966	$3,776,842

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — ACCRUED EXPENSES

The following table summarizes the details of the Company’s accrued expenses:

	June 30,	December 31,
	2025	2024
Consumer
Accrued interest	$6,158	$11,276
Payroll	377,247	361,829
Taxes	199,160	133,008

Sub-total	582,565	506,113

Commercial
Accrued interest	6,934	7,568
Payroll	453,480	457,722
Taxes	17,693	—
Unvouchered inventory payments	1,136,404	1,915,567
Other	9,799	26,334

Sub-total	1,624,310	2,407,191

Corporate
Accrued interest	6,517	6,902
Payroll	29,725	38,205
Taxes	104,921	153,479
Professional fees	1,888	81,973
Other	32,970	21,480

Sub-total	176,021	302,039

	$2,382,896	$3,215,343

NOTE 9 — SEGMENT INFORMATION

The CODM uses operating income to evaluate the performance of the overall business, make investing decisions, and allocate resources. The following table depicts the Company’s segment results of operations, including significant expenses that are regularly reviewed by the CODM, for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Sales	$43,173,758	$11,703,075	$54,876,833	$31,990,028	$13,306,974	$45,297,002
Cost of goods sold	38,515,772	3,973,138	42,488,910	27,968,699	5,938,846	33,907,545
Selling, general and administrative	3,735,427	4,936,640	8,672,067	4,009,468	5,108,580	9,118,048
Depreciation and amortization	195,604	264,807	460,411	112,518	249,749	362,267

Operating income	$726,955	$2,528,490	$3,255,445	$(100,657)	$2,009,799	$1,909,142

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the reconciliation of the Company’s segment operating income to income before income taxes for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating income	$726,955	$2,528,490	$3,255,445	$(100,657)	$2,009,799	$1,909,142
Other income	156,158	238,093	394,251	8,003	217,414	225,417
Interest expense	(53,993)	(52,235)	(106,228)	(55,697)	(53,444)	(109,141)

Income before income taxes	$829,120	$2,714,348	$3,543,468	$(148,351)	$2,173,769	$2,025,418

The following table depicts the Company’s segment results of operations, including significant expenses that are regularly reviewed by the CODM, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Sales	$79,944,362	$23,188,300	$103,132,662	$60,216,045	$24,938,737	$85,154,782
Cost of goods sold	71,075,473	7,701,242	78,776,715	52,645,527	10,799,114	63,444,641
Selling, general and administrative	7,623,333	9,452,996	17,076,329	7,260,958	9,494,066	16,755,024
Depreciation and amortization	376,236	529,516	905,752	206,194	499,638	705,832

Operating income	$869,320	$5,504,546	$6,373,866	$103,366	$4,145,919	$4,249,285

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the reconciliation of the Company’s segment operating income to income before income taxes for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating income	$869,320	$5,504,546	$6,373,866	$103,366	$4,145,919	$4,249,285
Other income	157,007	442,849	599,856	16,008	447,937	463,945
Interest expense	(108,040)	(104,509)	(212,549)	(120,098)	(109,897)	(229,995)

Income before income taxes	$918,287	$5,842,886	$6,761,173	$(724)	$4,483,959	$4,483,235

Other significant segment items that are regularly reviewed by the CODM are capital expenditures, which the Company defines as any purchases of property and equipment or intangible assets. The following table depicts capital expenditures for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024

Consumer	$291,521	$435,671
Commercial	52,271	108,222
Corporate	153,380	333,139

	$497,172	$877,032

The following table depicts capital expenditures for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

Consumer	$560,474	$704,624
Commercial	52,271	108,222
Corporate	269,414	449,175

	$882,159	$1,262,021

The following table depicts the Company’s total assets:

	As of
	June 30, 2025	December 31, 2024

Consumer	$43,903,025	$40,454,328
Commercial	16,001,230	33,068,887
Corporate	22,811,505	4,347,274

	$82,715,760	$77,870,489

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — REVENUE

The following table depicts the Company’s disaggregation of total sales and gross margin for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025			2024
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$43,173,758	$4,657,986	10.8%	$31,990,028	$4,021,329	12.6%

Commercial	11,703,075	7,729,937	65.5%	13,306,974	7,368,128	65.5%

	$54,876,833	$12,387,923	22.6%	$45,297,002	$11,389,457	25.1%

The following table depicts the Company’s disaggregation of total sales and gross margin for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025			2024
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$79,944,362	$8,868,889	11.1%	$60,216,045	$7,570,518	12.6%

Commercial	23,188,300	15,487,058	66.8%	24,938,737	14,139,623	56.7%

	$103,132,662	$24,355,947	23.6%	$85,154,782	$21,710,141	25.5%

The following table lists the opening and closing balances of our contract assets and liabilities:

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2024	$3,411,501	$—	$185,348
Closing Balance - 6/30/2024	396,415	—	299,613

Commercial
Opening Balance - 1/1/2024	4,399,658	—	—
Closing Balance - 6/30/2024	4,441,809	—	—

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2025	$738,132	$—	$435,508
Closing Balance - 6/30/2025	1,395,486	—	1,601,699

Commercial
Opening Balance - 1/1/2025	3,646,106	—	—
Closing Balance - 6/30/2025	3,670,433	—	3,623

The Company has no contract assets, and the contract liabilities are customer deposits and gift cards, which are reported within other liabilities in the condensed consolidated balance sheets.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 — LEASES

The following table depicts the Company’s future minimum lease payments as of June 30, 2025:

Operating
Leases
Consumer
2025	$503,126
2026	1,186,142
2027	887,803
2028	652,641
2029	533,234
Thereafter	203,191

Total minimum lease payments	3,966,137
Less: imputed interest	(342,884)

Sub-total	3,623,253

Commercial
2025	621,338
2026	474,320
2027	33,454
2028	—
2029	—
Thereafter	—

Total minimum lease payments	1,129,112
Less: imputed interest	(23,498)

Sub-total	1,105,614

Total	4,728,867

Less: current portion	1,818,941

$2,909,926

All of the Company’s leased facilities as of June 30, 2025, are non-cancellable. The leases are a combination of triple net leases, for which the Company pays its proportionate share of common area maintenance, property taxes, and property insurance, and modified gross leases, for which the Company directly pays for common area maintenance and property insurance. Lease costs are comprised of a combination of minimum lease payments and variable lease costs.

The following table depicts supplemental cash flow information related to operating leases:

	Six Months Ended June 30,
	2025	2024

Non-cash activities: right-of-use operating lease assets obtained in exchange for new operating lease liabilities	$951,464	$660,087

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the Company’s leasing costs for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024

Operating lease cost	$605,553	$511,346
Variable lease cost	215,083	127,177
Short-term lease cost	31,191	129,379

	$851,827	$767,902

The following table depicts the Company’s leasing costs for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

Operating lease cost	$1,208,522	$984,880
Variable lease cost	420,664	387,028
Short-term lease cost	100,977	180,729

	$1,730,163	$1,552,637

As of June 30, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases were 2.8 years and 4.2%. As of June 30, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases were 2.5 years and 3.8%.

NOTE 12 — BASIC AND DILUTED AVERAGE SHARES

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024

Basic weighted average shares	25,991,979	26,248,554
Effect of potential dilutive securities	—	15,000

Diluted weighted average shares	25,991,979	26,263,554

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024

Basic weighted average shares	25,993,802	26,333,796
Effect of potential dilutive securities	—	15,000

Diluted weighted average shares	25,993,802	26,348,796

For three and six months ended June 30, 2025 and 2024, there were 0 and 15 thousand Common Stock options unexercised, respectively. For the three and six months ended June 30, 2025 and 2024, there were no anti-dilutive shares.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 14, 2023, a stock repurchase program was unanimously approved by the Company’s Board of Directors (the “Board”), which gave management authorization to purchase up to 1.0 million shares of the Company’s stock, at a per-share price not to exceed $9.00, on the open market. The plan expires on March 31, 2026.

On March 27, 2025, the Board unanimously approved the repurchase of an additional 100 thousand shares of the Common Stock, bringing the total authorization under the existing repurchase program to 1.1 million shares.

The following table lists the repurchase of Company shares for the three and six months ended June 30, 2025:

	Total Number of	Average Price	Total Price	Shares Available
Fiscal Period	Shares Purchased	Paid per Share	Paid	to Purchase
Balance as of January 1, 2025	928,930	$4.92	$4,568,823	71,070

January 1 - 31, 2025	—	—	—	71,070
February 1 - 28, 2025	—	—	—	71,070
March 1 - 31, 2025	500	5.25	2,626	170,570

Balance as of March 31, 2025	929,430	$4.92	$4,571,449	170,570

April 1 - 30, 2025	—	—	—	170,570
May 1 - 31, 2025	—	—	—	170,570
June 1 - 30, 2025	20,163	5.89	118,700	150,407

Balance as of June 30, 2025	949,593	$4.94	$4,690,149	150,407

For the three months ended June 30, 2025, the Company repurchased 20,163 shares for $118,700, for an average price of $5.89.

For the six months ended June 30, 2025, the Company repurchased 20,663 shares for $121,326, for an average price of $5.87.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — DEBT

The following table summarizes the details of the Company’s long-term debt obligations:

	Outstanding Balance
	June 30,	December 31,
	2025	2024
Consumer
Note payable, FSB (1)	$2,399,094	$2,455,043
Note payable, Truist Bank (3)	781,942	801,175
Notes payable, TBT (4,5)	1,929,792	1,979,730
Note payable, Scottsdale Transaction (6)	50,000	50,000

Sub-total	5,160,828	5,285,948

Commercial
Note payable, FSB (2)	5,442,691	5,569,171
Note payable, Avail Transaction (7)	—	166,667

Sub-total	5,442,691	5,735,838

Corporate
Line of credit, FSB (8)	—	—
Note payable, TBT (9)	2,439,767	2,500,393

Sub-total	2,439,767	2,500,393

Total	13,043,286	13,522,179

Less: current portion	(3,374,442)	(3,591,351)

	$9,668,844	$9,930,828
(1)	On November 23, 2021, the consumer segment entered into a $2.781 million secured amortizing note payable with Farmer’s State Bank of Oakley, Kansas (“FSB”). The note payable bears interest at 3.10% and matures on November 15, 2026.
(2)	On November 23, 2021, the commercial segment entered into a $6.309 million secured amortizing note payable with FSB. The note payable bears interest at 3.10% and matures on November 15, 2026.
(3)	On July 9, 2020, the consumer segment entered into a $956 thousand secured amortizing note payable with Truist Bank. The note payable bears interest at 3.65% and matures on July 9, 2030.
(4)	On September 14, 2020, the consumer segment entered into a $496 thousand secured amortizing note payable with Texas Bank & Trust (“TBT”). The note payable bears interest at 3.75% and matures on September 14, 2025.
(5)	On July 30, 2021, the consumer segment entered into a $1.772 million secured amortizing note payable with TBT. The note payable bears interest at 3.75% and matures on July 30, 2031.
(6)	On September 12, 2024, the consumer segment entered into a $50 thousand secured amortizing note payable in relation to the Scottsdale Transaction. The repayment of the note payable shall begin upon the fulfillment of certain terms and conditions under the asset purchase agreement entered into on September 12, 2024. The note payable’s imputed interest is 3.10% and matures on September 30, 2026.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	On October 29, 2021, the consumer segment entered into a $2.000 million secured amortizing note payable in relation to the acquisition of Avail Recovery Solutions, LLC on October 29, 2021 (“Avail Transaction”). The note payable’s imputed interest was 3.10% and matured on January 1, 2025.
(8)	On November 8, 2024, the Company entered into a $3.800 million secured line of credit with FSB. The line of credit bears interest at our rate of deposit +1.00% with a floor of 3.10% and matures on November 23, 2027.
(9)	On November 4, 2020, a wholly owned subsidiary of Envela entered into a $2.960 million secured amortizing note payable with TBT. The note payable bears interest at 3.25% and matures on November 3, 2025.

The following table depicts the Company’s future principal payments on long-term debt obligations as of June 30, 2025:

	2025	2026	2027	2028	2029	Thereafter
Consumer
Note payable, FSB (1)	56,612	2,342,481	—	—	—	—
Note payable, Truist Bank (3)	19,511	40,203	41,716	43,216	44,913	592,381
Notes payable, TBT (4,5)	443,246	71,593	74,324	77,018	80,098	1,183,516
Note payable, Scottsdale Transaction (6)	31,250	18,750	—	—	—	—

Sub-total	550,619	2,473,027	116,040	120,234	125,011	1,775,897

Commercial
Note payable, FSB (2)	127,986	5,314,705	—	—	—	—
Note payable, Avail Transaction (7)	—	—	—	—	—	—

Sub-total	127,986	5,314,705	—	—	—	—

Corporate
Line of Credit, FSB (8)	—	—	—	—	—	—
Note payable, TBT (9)	2,439,767	—	—	—	—	—

Sub-total	2,439,767	—	—	—	—	—

	$3,118,372	$7,787,732	$116,040	$120,234	$125,011	$1,775,897

The Company was in compliance with all of its debt obligation covenants for the three and six months ended June 30, 2025 and 2024.

The following table depicts the Company’s future scheduled aggregate principal payments and maturities as of June 30, 2025:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year	Payments	Maturities	Total
2025	325,939	2,792,433	3,118,372
2026	476,475	7,311,257	7,787,732
2027	116,040	—	116,040
2028	120,234	—	120,234
2029	125,011	—	125,011
Thereafter	175,713	1,600,184	1,775,897

	$1,339,412	$11,703,874	$13,043,286

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 — STOCK-BASED COMPENSATION

On June 25, 2025, our shareholders approved the adoption of the 2025 Equity Incentive Plan (the “2025 Plan”), effective June 25, 2025. The 2025 Plan provides for the grant of up to 1.1 million shares of Common Stock pursuant to awards granted under the plan.

The 2025 Plan will remain in effect for a term of 10 years from the effective date, unless sooner terminated by the Board of Directors.

As of June 30, 2025, no awards have been granted under the 2025 Plan. As a result, no stock-based compensation expense was recognized for the three and six months ended June 30, 2025 and 2024.

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

NOTE 16 — CONTINGENCIES

We review the need to accrue for any loss contingency and establish a liability when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. We do not believe that the resolution of any currently pending lawsuits, claims, and proceedings, either individually or in the aggregate, will have a material adverse effect on financial position, results of operations, or liquidity. However, the outcomes of any currently pending lawsuits, claims, and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case. There are no loss contingencies subject to reporting for the three and six months ended June 30, 2025 and 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate”, “potential,” “continue,” “deploy” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2024 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Introduction

This section includes a discussion of our operations for the three and six months ended June 30, 2025 and 2024. The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Company’s 2024 Annual Report, the unaudited condensed consolidated financial statements, and the related Notes thereto included in Part I, Item 1 of this report.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2024 Annual Report

Economic Conditions

Impacts of Government Legislation

On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. We are currently evaluating the provisions of the new law and the potential effects on our financial position, results of operations, and cash flows. However, the Company does not expect the new law to have a material impact on the Company’s results of operations, financial condition, or liquidity.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table depicts our disaggregated condensed consolidated statements of income for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025				2024
	Consumer	Commercial	Consolidated	% of Sales (1)	Consumer	Commercial	Consolidated	% of Sales (1)

Sales	$43,173,758	$11,703,075	$54,876,833	100.0%	$31,990,028	$13,306,974	$45,297,002	100.0%
Cost of goods sold	38,515,772	$3,973,138	42,488,910	77.4%	27,968,699	5,938,846	33,907,545	74.9%

Gross margin	4,657,986	7,729,937	12,387,923	22.6%	4,021,329	7,368,128	11,389,457	25.1%

Expenses:
Selling, general and administrative	3,735,427	4,936,640	8,672,067	15.8%	4,009,468	5,108,580	9,118,048	20.1%
Depreciation and amortization	195,604	264,807	460,411	0.8%	112,518	249,749	362,267	0.8%

Total operating expenses	3,931,031	5,201,447	9,132,478	16.6%	4,121,986	5,358,329	9,480,315	20.9%

Operating income (loss)	726,955	2,528,490	3,255,445	5.9%	(100,657)	2,009,799	1,909,142	4.2%

Other income (expense):
Other income	156,158	238,093	394,251	0.7%	8,003	217,414	225,417	0.5%
Interest expense	(53,993)	(52,235)	(106,228)	(0.2)%	(55,697)	(53,444)	(109,141)	(0.2)%

Income (loss) before income taxes	829,120	2,714,348	3,543,468	6.5%	(148,351)	2,173,769	2,025,418	4.5%

Income tax (expense) benefit	(185,749)	(605,320)	(791,069)	(1.4)%	(29,607)	(431,632)	(461,239)	(1.0)%

Net income (loss)	$643,371	$2,109,028	$2,752,399	5.0%	$(177,958)	$1,742,137	$1,564,179	3.5%

(1)	The “% of Sales” figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, percentages presented may not add up precisely to the totals provided.

The individual segments reported the following for the three months ended June 30, 2025 and 2024:

Sales

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$54,876,833	$45,297,002	$9,579,831	21.1%
% of consolidated sales	100.0%	100.0%

Consumer	$43,173,758	$31,990,028	$11,183,730	35.0%
% of consumer sales	100.0%	100.0%

Commercial	$11,703,075	$13,306,974	$(1,603,899)	(12.1)%
% of commercial sales	100.0%	100.0%

Consolidated

Sales increased by $9,579,831, or 21.1%, during the three months ended June 30, 2025, to $54,876,833, as compared to $45,297,002 during the same period in Fiscal 2024.

Consumer Segment

Sales in the consumer segment increased by $11,183,730, or 35.0%, during the three months ended June 30, 2025, to $43,173,758, as compared to $31,990,028 during the same period in Fiscal 2024. The change was primarily attributed to stronger volumes and pricing on our wholesale precious metals transactions. Our wholesale precious metals transactions were impacted by favorable inbound material flow from our in-store buying programs. Our retail stores business also achieved favorable sales results.

Commercial Segment

Sales in the commercial segment decreased by $1,603,899, or 12.1%, during the three months ended June 30, 2025, to $11,703,075, as compared to $13,306,974 during the same period in Fiscal 2024. The change was primarily attributed to the unfavorable performance from our electronic scrap grades and associated recoveries attributable to significant inbound material flow from a single supplier that was present in the same period in Fiscal 2024 and less sales of personal technology assets and from ITAD revenue share settlements during the current period in Fiscal 2025, which were offset by continued growth in our product returns business.

Cost of Goods Sold

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$42,488,910	$33,907,545	$8,581,365	25.3%
% of consolidated sales	77.4%	74.9%

Consumer	$38,515,772	$27,968,699	$10,547,073	37.7%
% of consumer sales	89.2%	87.4%

Commercial	$3,973,138	$5,938,846	$(1,965,708)	(33.1)%
% of commercial sales	33.9%	44.6%

Consolidated

Cost of goods sold increased by $8,581,365, or 25.3%, during the three months ended June 30, 2025, to $42,488,910, as compared to $33,907,545 during the same period in Fiscal 2024.

Consumer Segment

Cost of goods sold in the consumer segment increased by $10,547,073, or 37.7%, during the three months ended June 30, 2025, to $38,515,772, as compared to $27,968,699 during the same period in Fiscal 2024. The change was primarily attributed to the aforementioned higher sales volumes and rising gold prices compared to the same period in Fiscal 2024.

Cost of goods sold as a percentage of sales was 89.2% during the three months ended June 30, 2025, as compared to 87.4% during the three months ended June 30, 2024. The change was primarily attributed to a greater mix of lower margin wholesale precious metals transactions in our overall cost of goods sold and incrementally from product mix at our retail stores.

Commercial Segment

Cost of goods sold in the commercial segment decreased by $1,965,708, or 33.1%, during the three months ended June 30, 2025, to $3,973,138, as compared to $5,938,846 during the same period in Fiscal 2024. The change was primarily attributed to the aforementioned lower sales volumes across most of our segment verticals.

Cost of goods sold as a percentage of sales was 33.9% during the three months ended June 30, 2025, as compared to 44.6% during the three months ended June 30, 2024. The change was primarily attributed to our sales mix during Fiscal 2025 in which we experienced higher overall margins from the sale of personal technology assets and ITAD revenue share settlements coupled with continued growth in revenue from our service-related product returns business, which does not have a cost of goods sold component as the associated inventory remains with the client.

Gross Margin

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$12,387,923	$11,389,457	$998,466	8.8%
% of consolidated sales	22.6%	25.1%

Consumer	$4,657,986	$4,021,329	$636,657	15.8%
% of consumer sales	10.8%	12.6%

Commercial	$7,729,937	$7,368,128	$361,809	4.9%
% of commercial sales	66.1%	55.4%

Consolidated

Gross margin increased by $998,466, or 8.8%, during the three months ended June 30, 2025, to $12,387,923, as compared to $11,389,457 during the same period in Fiscal 2024.

Consumer Segment

Gross margin in the consumer segment increased by $636,657, or 15.8%, during the three months ended June 30, 2025, to $4,657,986, as compared to $4,021,329 during the same period in Fiscal 2024. The net impact of the aforementioned increase in sales of $11,183,730 and increase in cost of goods sold of $10,547,073 resulted in the $636,657 increase in gross margin.

Commercial Segment

Gross margin in the commercial segment increased by $361,809, or 4.9%, during the three months ended June 30, 2025, to $7,729,937, as compared to $7,368,128 during the same period in Fiscal 2024. The net impact of the aforementioned decrease in sales of $1,603,899 and decrease in cost of goods sold $1,965,708 resulted in the $361,809 increase in gross margin.

Selling, General and Administrative

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$8,672,067	$9,118,048	$(445,981)	(4.9)%
% of consolidated sales	15.8%	20.1%

Consumer	$3,735,427	$4,009,468	$(274,041)	(6.8)%
% of consumer sales	8.7%	12.5%

Commercial	$4,936,640	$5,108,580	$(171,940)	(3.4)%
% of commercial sales	42.2%	38.4%

Consolidated

Selling, general and administrative expense decreased by $445,981, or 4.9%, during the three months ended June 30, 2025, to $8,672,067, as compared to $9,118,048 during the same period in Fiscal 2024.

Consumer Segment

Selling, general and administrative expense in the consumer segment decreased by $274,041, or 6.8%, during the three months ended June 30, 2025, to $3,735,427, as compared to $4,009,468 during the same period in Fiscal 2024. The change was primarily attributed to cost reductions associated with store onboarding that occurred in the same period in Fiscal 2024 along with select reductions in production and non-production human capital costs associated with optimizing our headcount during the current period in Fiscal 2025, which was partially offset by the full cost structures related to our new stores.

Commercial Segment

Selling, general and administrative expense in the commercial segment decreased by $171,940, or 3.4%, during the three months ended June 30, 2025, to $4,936,640, as compared to $5,108,580 during the same period in Fiscal 2024. The change was primarily attributed to onboarding support services associated with our enterprise resource planning system (“ERP”) that  occurred during the same period in Fiscal 2024 as well as a reduction in variable-cost production expenses that scale with sales volumes, which was partially offset by an increase in non-production human capital costs during the current period in Fiscal 2025.

Depreciation and Amortization

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$460,411	$362,267	$98,144	27.1%
% of consolidated sales	0.8%	0.8%

Consumer	$195,604	$112,518	$83,086	73.8%
% of consumer sales	0.5%	0.4%

Commercial	$264,807	$249,749	$15,058	6.0%
% of commercial sales	2.3%	1.9%

Consolidated

Depreciation and amortization expense increased by $98,144, or 27.1%, during the three months ended June 30, 2025, to $460,411, as compared to $362,267 during the same period in Fiscal 2024.

Consumer Segment

Depreciation and amortization expense in the consumer segment increased by $83,086, or 73.8%, during the three months ended June 30, 2025, to $195,604, as compared to $112,518 during the same period in Fiscal 2024. The change was primarily attributed to the depreciation of assets placed into service related to our new retail stores.

Commercial Segment

Depreciation and amortization expense in the commercial segment increased by $15,058, or 6.0%, during the three months ended June 30, 2025, to $264,807, as compared to $249,749 during the same period in Fiscal 2024. There was no material change in depreciation or amortization expense from the same period in Fiscal 2024, and as such, no discussion point.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$394,251	$225,417	$168,834	74.9%
% of consolidated sales	0.7%	0.5%

Consumer	$156,158	$8,003	$148,155	1,851.2%
% of consumer sales	0.4%	0.0%

Commercial	$238,093	$217,414	$20,679	9.5%
% of commercial sales	2.0%	1.6%

Consolidated

Other income increased by $168,834, or 74.9%, during the three months ended June 30, 2025, to $394,251, as compared to $225,417 during the same period in Fiscal 2024.

Consumer Segment

Other income in the consumer segment increased by $148,155, or 1,851.2%, during the three months ended June 30, 2025, to $156,158, as compared to $8,003 during the same period in Fiscal 2024. The change was primarily attributed to the receipt of an employee retention credit and incrementally from the earnings on excess cash balances. The impact of dividend and interest income are referenced below.

Dividend income comprised $8,883 and $0 of other income during the three months ended June 30, 2025 and 2024, respectively. Interest income comprised $51,038 and $2 of other income during the three months ended June 30, 2025 and 2024, respectively.

Commercial Segment

Other income in the commercial segment increased by $20,679, or 9.5%, during the three months ended June 30, 2025, to $238,093, as compared to $217,414 during the same period in Fiscal 2024. The change was primarily attributed to the earnings on excess cash balances. The impact of dividend and interest income are referenced below.

Dividend income comprised $74,702 and $0 other income during the three months ended June 30, 2025 and 2024, respectively. Interest income comprised $130,427 and $199,960 of other income during the three months ended June 30, 2025 and 2024, respectively.

Interest Expense

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$(106,228)	$(109,141)	$2,913	(2.7)%
% of consolidated sales	(0.2)%	(0.2)%

Consumer	$(53,993)	$(55,697)	$1,704	(3.1)%
% of consumer sales	(0.1)%	(0.2)%

Commercial	$(52,235)	$(53,444)	$1,209	(2.3)%
% of commercial sales	(0.4)%	(0.4)%

Consolidated

Interest expense decreased by $2,913, or 2.7%, during the three months ended June 30, 2025, to $106,228, as compared to $109,141 during the same period in Fiscal 2024.

Consumer Segment

Interest expense in the consumer segment decreased by $1,704, or 3.1%, during the three months ended June 30, 2025, to $53,993, as compared to $55,697 during the same period in Fiscal 2024. There was no material change in debt amortization from the same period in Fiscal 2024, and as such, no discussion point.

Commercial Segment

Interest expense in the commercial segment decreased by $1,209, or 2.3%, during the three months ended June 30, 2025, to $52,235, as compared to $53,444 during the same period in Fiscal 2024. There was no material change in debt amortization from the same period in Fiscal 2024, and as such, no discussion point.

Income Tax Expense

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$(791,069)	$(461,239)	$(329,830)	71.5%
% of consolidated sales	(1.4)%	(1.0)%

Consumer	$(185,749)	$(29,607)	$(156,142)	527.4%
% of consumer sales	(0.4)%	(0.1)%

Commercial	$(605,320)	$(431,632)	$(173,688)	40.2%
% of commercial sales	(5.2)%	(3.2)%

Consolidated

Income tax expense increased by $329,830, or 71.5%, during the three months ended June 30, 2025, to $791,069, as compared to $461,239 during the same period in Fiscal 2024. Currently, the Company has a deferred tax asset reflecting a future tax benefit that the Company expects to receive. The Company has a federal tax rate of approximately 21.0%, in addition to other state and local taxes, on net income. The effective income tax rate was 22.3% and 22.8% for the three months ended June 30, 2025 and 2024, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the Company’s case for the increase for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Net Income (Loss)

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$2,752,399	$1,564,179	$1,188,220	76.0%
% of consolidated sales	5.0%	3.5%

Consumer	$643,371	$(177,958)	$821,329	NM
% of consumer sales	1.5%	(0.6)%

Commercial	$2,109,028	$1,742,137	$366,891	21.1%
% of commercial sales	18.0%	13.1%

NM – Not Meaningful

Consolidated

Net income increased by $1,188,220, or 76%, during the three months ended June 30, 2025, to $2,752,399, as compared to $1,564,179 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended June 30, 2025 and 2024 for further details.

Consumer Segment

Net income (loss) increased in the consumer segment by $821,329, during the three months ended June 30, 2025, to net income of $643,371, as compared to net loss of $177,958 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended June 30, 2025 and 2024 for further details.

Commercial Segment

Net income increased in the commercial segment by $366,891, or 21.1%, during the three months ended June 30, 2025, to $2,109,028, as compared to $1,742,137 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended June 30, 2025 and 2024 for further details.

Earnings Per Share

The following table depicts the Company’s earnings per share:

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$0.11	$0.06	$0.05	83.3%

Consolidated

Basic and diluted earnings per share attributable to holders of our Common Stock increased by $0.05, or 83.3%, during the three months ended June 30, 2025, to $0.11, as compared to $0.06 during the same period in Fiscal 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table depicts our disaggregated condensed consolidated statements of income for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025				2024
	Consumer	Commercial	Consolidated	% of Sales (1)	Consumer	Commercial	Consolidated	% of Sales (1)

Sales	$79,944,362	$23,188,300	$103,132,662	100.0%	$60,216,045	$24,938,737	$85,154,782	100.0%
Cost of goods sold	71,075,473	7,701,242	78,776,715	76.4%	52,645,527	10,799,114	63,444,641	74.5%

Gross margin	8,868,889	15,487,058	24,355,947	23.6%	7,570,518	14,139,623	21,710,141	25.5%

Expenses:
Selling, general and administrative	7,623,333	9,452,996	17,076,329	16.6%	7,260,958	9,494,066	16,755,024	19.7%
Depreciation and amortization	376,236	529,516	905,752	0.9%	206,194	499,638	705,832	0.8%

Total operating expenses	7,999,569	9,982,512	17,982,081	17.5%	7,467,152	9,993,704	17,460,856	20.5%

Operating income	869,320	5,504,546	6,373,866	6.1%	103,366	4,145,919	4,249,285	5.0%

Other income (expense):
Other income	157,007	442,849	599,856	0.6%	16,008	447,937	463,945	0.5%
Interest expense	(108,040)	(104,509)	(212,549)	(0.2)%	(120,098)	(109,897)	(229,995)	(0.3)%

Income before income taxes	918,287	5,842,886	6,761,173	6.6%	(724)	4,483,959	4,483,235	5.3%

Income tax expense	(205,822)	(1,309,605)	(1,515,427)	(1.5)%	(88,758)	(922,759)	(1,011,517)	(1.2)%

Net income	$712,465	$4,533,281	$5,245,746	5.1%	$(89,482)	$3,561,200	$3,471,718	4.1%

(1)	The “% of Sales” figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, percentages presented may not add up precisely to the totals provided.

The individual segments reported the following for the six months ended June 30, 2025 and 2024:

Sales

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$103,132,662	$85,154,782	$17,977,880	21.1%
% of consolidated sales	100.0%	100.0%

Consumer	$79,944,362	$60,216,045	$19,728,317	32.8%
% of consumer sales	100.0%	100.0%

Commercial	$23,188,300	$24,938,737	$(1,750,437)	(7.0)%
% of commercial sales	100.0%	100.0%

Consolidated

Sales increased by $17,977,880 or 21.1%, during the six months ended June 30, 2025, to $103,132,662, as compared to $85,154,782 during the same period in Fiscal 2024.

Consumer Segment

Sales in the consumer segment increased by $19,728,317, or 32.8%, during the six months ended June 30, 2025, to $79,944,362, as compared to $60,216,045 during the same period in Fiscal 2024. The change was primarily attributed to the stronger volumes and pricing on our wholesale precious metals transactions that has been consistent throughout Fiscal 2025 as well as stronger contributions from our historical and new retail store footprint.

Commercial Segment

Sales in the commercial segment decreased by $1,750,437, or 7.0%, during the six months ended June 30, 2025, to $23,188,300, as compared to $24,938,737 during the same period in Fiscal 2024. The change was primarily attributed to less sales of personal technology assets and from ITAD revenue share settlements that occurred throughout Fiscal 2025 and incrementally from lower volumes of our electronic scrap grades and associated recoveries which was most pronounced in our second quarter of Fiscal 2025. Offsetting these unfavorable variances was the strong performance of our service-related product returns business.

Cost of Goods Sold

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$78,776,715	$63,444,641	$15,332,074	24.2%
% of consolidated sales	76.4%	74.5%

Consumer	$71,075,473	$52,645,527	$18,429,946	35.0%
% of consumer sales	88.9%	87.4%

Commercial	$7,701,242	$10,799,114	$(3,097,872)	(28.7)%
% of commercial sales	33.2%	43.3%

Consolidated

Cost of goods sold increased by $15,332,074, or 24.2%, during the six months ended June 30, 2025, to $78,776,715, as compared to $63,444,641 during the same period in Fiscal 2024.

Consumer Segment

Cost of goods sold in the consumer segment increased by $18,429,946, or 35.0%, during the six months ended June 30, 2025, to $71,075,473, as compared to $52,645,527 during the same period in Fiscal 2024. The change was primarily attributed to the aforementioned higher wholesale precious metals transactions compared to the same period in Fiscal 2024.

Cost of goods sold as a percentage of sales was 88.9% during the six months ended June 30, 2025, as compared to 87.4% during the six months ended June 30, 2024. The change was primarily attributed to a greater mix of lower margin wholesale precious metals transactions in our overall cost of goods sold and incrementally from product mix at our retail stores.

Commercial Segment

Cost of goods sold in the commercial segment decreased by $3,097,872, or 28.7%, during the six months ended June 30, 2025, to $7,701,242, as compared to $10,799,114 during the same period in Fiscal 2024. The change was primarily attributed to the aforementioned lower sales volumes across most of our segment verticals.

Cost of goods sold as a percentage of sales was 33.2% during the six months ended June 30, 2025, as compared to 43.3% during the six months ended June 30, 2024. The change was primarily attributed to our sales mix during Fiscal 2025 in which we experienced higher overall margins from the sale of personal technology assets and ITAD revenue share settlements coupled with continued growth in revenue from our service-related product returns business, which does not have a cost of goods sold component as the associated inventory remains with the client.

Gross Margin

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$24,355,947	$21,710,141	$2,645,806	12.2%
% of consolidated sales	23.6%	25.5%

Consumer	$8,868,889	$7,570,518	$1,298,371	17.2%
% of consumer sales	11.1%	12.6%

Commercial	$15,487,058	$14,139,623	$1,347,435	9.5%
% of commercial sales	66.8%	56.7%

Consolidated

Gross margin increased by $2,645,806, or 12.2%, during the six months ended June 30, 2025, to $24,355,947, as compared to $21,710,141 during the same period in Fiscal 2024.

Consumer Segment

Gross margin in the consumer segment increased by $1,298,371, or 17.2%, during the six months ended June 30, 2025, to $8,868,889, as compared to $7,570,518 during the same period in Fiscal 2024. The net impact of the aforementioned increase in sales of $19,728,317 and increase in cost of goods sold of $18,429,946 resulted in the $1,298,371 increase in gross margin.

Commercial Segment

Gross margin in the commercial segment increased by $1,347,435, or 9.5%, during the six months ended June 30, 2025, to $15,487,058, as compared to $14,139,623 during the same period in Fiscal 2024. The net impact of the aforementioned decrease in sales of $1,750,437 and decrease in cost of goods sold of $3,097,872 resulted in the $1,347,435 increase in gross margin.

Selling, General and Administrative

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$17,076,329	$16,755,024	$321,305	1.9%
% of consolidated sales	16.6%	19.7%

Consumer	$7,623,333	$7,260,958	$362,375	5.0%
% of consumer sales	9.5%	12.1%

Commercial	$9,452,996	$9,494,066	$(41,070)	(0.4)%
% of commercial sales	40.8%	38.1%

Consolidated

Selling, general and administrative expense increased by $321,305, or 1.9%, during the six months ended June 30, 2025, to $17,076,329, as compared to $16,755,024 during the same period in Fiscal 2024.

Consumer Segment

Selling, general and administrative expense in the consumer segment increased by $362,375, or 5.0%, during the six months ended June 30, 2025, to $7,623,333, as compared to $7,260,958 during the same period in Fiscal 2024. The change was primarily attributed to the full cost structures related to our new stores and partially offset by a reduction in costs associated with store onboarding that occurred in the same period in Fiscal 2024 along with select reductions in production human capital costs associated with optimizing our headcount which was more impactful in the second quarter of Fiscal 2025.

Commercial Segment

Selling, general and administrative expense in the commercial segment decreased by $41,070, or 0.4%, during the six months ended June 30, 2025, to $9,452,996, as compared to $9,494,066 during the same period in Fiscal 2024. The business has been able to maintain its cost structure over the same period in Fiscal 2024, and as such, no discussion point.

Depreciation and Amortization

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$905,752	$705,832	$199,920	28.3%
% of consolidated sales	0.9%	0.8%

Consumer	$376,236	$206,194	$170,042	82.5%
% of consumer sales	0.5%	0.3%

Commercial	$529,516	$499,638	$29,878	6.0%
% of commercial sales	2.3%	2.0%

Consolidated

Depreciation and amortization expense increased by $199,920, or 28.3%, during the six months ended June 30, 2025, to $905,752, as compared to $705,832 during the same period in Fiscal 2024.

Consumer Segment

Depreciation and amortization expense in the consumer segment increased by $170,042, or 82.5%, during the six months ended June 30, 2025, to $376,236, as compared to $206,194 during the same period in Fiscal 2024. The change was primarily attributed to the depreciation of assets placed into service related to our new retail stores.

Commercial Segment

Depreciation and amortization expense in the commercial segment increased by $29,878, or 6.0%, during the six months ended June 30, 2025, to $529,516, as compared to $499,638 during the same period in Fiscal 2024. There was no material impact from assets capitalized or reaching maturity in each comparative period, and as such, no discussion point.

Other Income (Expense)

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$599,856	$463,945	$135,911	29.3%
% of consolidated sales	0.6%	0.5%

Consumer	$157,007	$16,008	$140,999	880.8%
% of consumer sales	0.2%	0.0%

Commercial	$442,849	$447,937	$(5,088)	(1.1)%
% of commercial sales	1.9%	1.8%

Consolidated

Other income increased by $135,911, or 29.3%, during the six months ended June 30, 2025, to $599,856, as compared to $463,945 during the same period in Fiscal 2024.

Consumer Segment

Other income in the consumer segment increased by $140,999, or 880.8%, during the six months ended June 30, 2025, to $157,007, as compared to $16,008 during the same period in Fiscal 2024. The change was primarily attributed to the receipt of an employee retention credit and incrementally from the earnings on excess cash balances. The impact of dividend and interest income is referenced below.

Dividend income comprised $8,883 and $0 of other income during the six months ended June 30, 2025 and 2024, respectively. Interest income comprised $51,038 and $8 of other income during the six months ended June 30, 2025 and 2024, respectively.

Commercial Segment

Other income in the commercial segment decreased by $5,088, or 1.1%, during the six months ended June 30, 2025, to $442,849, as compared to $447,937 during the same period in Fiscal 2024. The change was primarily attributed to a reduction in earned interest rates associated with our interest bearing account and from rental income being present in our first quarter of Fiscal 2024 results. The impact of dividend and interest income is referenced below.

Dividend income comprised $129,567 and $0 of other income during the six months ended June 30, 2025 and 2024, respectively. Interest income comprised $274,758 and $396,522 of other income during the six months ended June 30, 2025 and 2024, respectively.

Interest Expense

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$(212,549)	$(229,995)	$17,446	(7.6)%
% of consolidated sales	(0.2)%	(0.3)%

Consumer	$(108,040)	$(120,098)	$12,058	(10.0)%
% of consumer sales	(0.1)%	(0.2)%

Commercial	$(104,509)	$(109,897)	$5,388	(4.9)%
% of commercial sales	(0.5)%	(0.4)%

Consolidated

Interest expense decreased by $17,446, or 7.6%, during the six months ended June 30, 2025, to $212,549, as compared to $229,995 during the same period in Fiscal 2024.

Consumer Segment

Interest expense in the consumer segment decreased by $12,058, or 10%, during the six months ended June 30, 2025, to $108,040, as compared to $120,098 during the same period in Fiscal 2024. There was no material change in debt amortization from the same period in Fiscal 2024, and as such, no discussion point.

Commercial Segment

Interest expense in the commercial segment decreased by $5,388, or 4.9%, during the six months ended June 30, 2025, to $104,509, as compared to $109,897 during the same period in Fiscal 2024. There was no material change in debt amortization from the same period in Fiscal 2024, and as such, no discussion point.

Income Tax Expense

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$(1,515,427)	$(1,011,517)	$(503,910)	49.8%
% of consolidated sales	(1.5)%	(1.2)%

Consumer	$(205,822)	$(88,758)	$(117,064)	131.9%
% of consumer sales	(0.3)%	(0.1)%

Commercial	$(1,309,605)	$(922,759)	$(386,846)	41.9%
% of commercial sales	(5.6)%	(3.7)%

Consolidated

Income tax expense increased by $503,910, or 49.8%, during the six months ended June 30, 2025, to $1,515,427, as compared to $1,011,517 during the same period in Fiscal 2024. Currently, the Company has a deferred tax asset reflecting a future tax benefit that the Company expects to receive. The Company has a federal tax rate of approximately 21.0%, in addition to other state and local taxes, on net income. The effective income tax rate was 22.4% and 22.6% for the six months ended June 30, 2025 and 2024, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the Company’s case for the increase for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Net Income (Loss)

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$5,245,746	$3,471,718	$1,774,028	51.1%
% of consolidated sales	5.1%	4.1%

Consumer	$712,465	$(89,482)	$801,947	NM
% of consumer sales	0.9%	(0.1)%

Commercial	$4,533,281	$3,561,200	$972,081	27.3%
% of commercial sales	19.5%	14.3%

NM – Not Meaningful

Consolidated

Net income increased by $1,774,028, or 51.1%, during the six months ended June 30, 2025, to $5,245,746, as compared to $3,471,718 during the same period in Fiscal 2024.

Consumer Segment

Net income (loss) increased in the consumer segment by $801,947, during the six months ended June 30, 2025, to net income of $712,465, as compared to net loss of $89,482 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of the Six Months Ended June 30, 2025 and 2024 for further details.

Commercial Segment

Net income increased in the commercial segment by $972,081, or 27.3%, during the six months ended June 30, 2025, to $4,533,281, as compared to $3,561,200 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of the Six Months Ended June 30, 2025 and 2024 for further details.

Earnings Per Share

The following table depicts the Company’s earnings per share:

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

Consolidated	$0.20	$0.13	$0.07	53.8%

Consolidated

Basic and diluted earnings per share attributable to holders of our Common Stock increased by $0.07, or 53.8%, during the six months ended June 30, 2025, to $0.20, as compared to $0.13 during the same period in Fiscal 2024.

Non-U.S. GAAP Financial Measures

Within this management discussion and analysis, we use supplemental measures of our performance, which are derived from our consolidated financial information, but which are not presented in our condensed consolidated financial statements prepared in accordance with U.S. GAAP. We believe that providing these non-U.S. GAAP financial measures adds a meaningful presentation of our operating and financial performance. See the reconciliation of net income to adjusted earnings before interest, tax, depreciation, and amortization (“Adjusted EBITDA”) and Net Cash, in Non-U.S. GAAP Financial Measures below.

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

The following table provides a reconciliation of net income to Adjusted EBITDA for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net income (loss)	$643,371	$2,109,028	$2,752,399	$(177,958)	$1,742,137	$1,564,179
Addition (deduction):
Depreciation and amortization	195,604	264,807	460,411	112,518	249,749	362,267
Other income	(156,158)	(238,093)	(394,251)	(8,003)	(217,414)	(225,417)
Interest expense	53,993	52,235	106,228	55,697	53,444	109,141
Income tax expense	185,749	605,320	791,069	29,607	431,632	461,239

	$922,559	$2,793,297	$3,715,856	$11,861	$2,259,548	$2,271,409

The following table provides a reconciliation of net income to Adjusted EBITDA for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net income	$712,465	$4,533,281	$5,245,746	$(89,482)	$3,561,200	$3,471,718
Addition (deduction):
Depreciation and amortization	376,236	529,516	905,752	206,194	499,638	705,832
Other income	(157,007)	(442,849)	(599,856)	(16,008)	(447,937)	(463,945)
Interest expense	108,040	104,509	212,549	120,098	109,897	229,995
Income tax expense	205,822	1,309,605	1,515,427	88,758	922,759	1,011,517

	$1,245,556	$6,034,062	$7,279,618	$309,560	$4,645,557	$4,955,117

Net Cash

Net Cash is defined as the difference between (i) cash and cash equivalents and (ii) the sum of debt obligations. We believe that presenting Net Cash is useful to investors as a measure of our liquidity and leverage profile, as cash and cash equivalents can be used, among other things, to repay indebtedness.

The following table depicts the Company’s Net Cash:

	June 30,	December 31,
	2025	2024

Total cash	$22,851,869	$20,609,003
Less: debt obligations	(13,043,286)	(13,522,179)

	$9,808,583	$7,086,824

Liquidity and Capital Resources

The following table summarizes the Company’s condensed consolidated statement of cash flows:

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Net cash provided by (used in):
Operating activities	$3,722,594	$3,002,262	$720,332	24.0%
Investing activities	(879,509)	(1,265,004)	385,495	(30.5)%
Financing activities	(600,219)	(2,247,110)	1,646,891	(73.3)%

Net increase (decrease) in cash and cash equivalents	$2,242,866	$(509,852)	$2,752,718	NM

NM – Not Meaningful

Operating Activities

Cash flows provided by operations increased by $720,332, or 24.0%, during the six months ended June 30, 2025, to $3,722,594, as compared to $3,002,262 during the same period in Fiscal 2024. The increase in cash provided by operations was primarily attributed to an increase in net income, certain non-cash adjustments to reconcile net income to operating cash flow (as detailed in the condensed consolidated statements of cash flows), and the following significant net changes in operating assets and liabilities, from the six months ended June 30, 2024 to the same period during Fiscal 2025:

●	Accounts receivable: a $3,496,816 net increase primarily attributed to our commercial segment, due to an increase in accounts receivable in the normal course of operations in Fiscal 2025, offset by significant collections from a services customer in Fiscal 2024.
●	Inventories: a $1,958,081 net decrease primarily attributed to our consumer segment, due to a lesser increase in inventory in Fiscal 2025 than from that incurred in Fiscal 2024 as a result of greater purchases of inventory to support the onboarding of our new stores.
●	Prepaid expenses: a $452,133 net increase primarily attributed to our commercial segment, resulting from incurring costs in Fiscal 2025 to obtain a contract and from a reduction in prepaid freight associated with our ITAD revenue share settlements in Fiscal 2024.
●	Accrued expenses: a $188,591 net decrease primarily attributed to our commercial segment, resulting from a reduction in unvouchered inventory purchases on assets still in evaluation phase in Fiscal 2025, partially offset by a greater reduction in accrued payroll and accrued tax in Fiscal 2024.
●	Other liabilities: a $1,080,275 net increase primarily attributed to our consumer segment, resulting from purchased gift cards that occurred in Fiscal 2025.

Investing Activities

Cash flows (used in) investing activities decreased by $385,495, or 30.5%, during the six months ended June 30, 2025, to $879,509, as compared to $1,265,004 during the same period in Fiscal 2024. The decrease in cash (used in) investing activities during the six months ended June 30, 2025 was primarily attributed to a reduction in costs spent on our ERP and was partially offset by an increase in new store capital expenditures.

Financing Activities

Cash flows (used in) financing activities decreased by $1,646,891, or 73.3%, during the six months ended June 30, 2025, to $600,219, as compared to $2,247,110 during the same period in Fiscal 2024. The decrease in cash (used in) financing activities during the six months ended June 30, 2025, was primarily due to a reduction in share buybacks.

Capital Resources

Although the Company has access to a line of credit our primary source of liquidity and capital resources currently consist of cash generated from our operating activities. We do not anticipate the need to fund our operations via the line of credit and we do not have any amounts drawn as of June 30, 2025. We have historically renewed, extended, or replaced short-term debt as it matures, and management believes that we will be able to continue to do so in the near future.

Capital Expenditures

In Fiscal 2025, the Company is focused on optimizing our new store performance, along with the continued focus on growing our Commercial business organically and evaluating opportunities for strategic growth. The Company continuously monitors the deployment of capital and primarily funds capital expenditures through cash flow from operating activities. Where appropriate, the Company may use debt financing on select projects. When this occurs, the Company further evaluates future cash flows of the project to ensure the debt tenure and pay-back period are in alignment, as well as the appropriateness of the rate of return. As of June 30, 2025, the Company had no commitments for capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases

The following lists the repurchase of Company shares for the three months ended June 30, 2025:

	Total Number of
	Shares Purchased			Maximum Number
	as Part of Publicly			of Shares that May
	Announced Plan	Average Price	Total Price	Yet be Purchased
Fiscal Period	or Program (1) (2)	Paid Per Share ($)	Paid	Under the Plan (1)
Balance as of March 31,2025	929,430	$4.92	$4,571,449	170,570

April 1 - 30, 2025	—	—	—	170,570
May 1 - 31, 2025	—	—	—	170,570
June 1 - 30, 2025	20,163	5.89	118,700	150,407

Balance as of June 30, 2025	949,593	$4.94	$4,690,149	150,407
(1)	All shares were purchased in open-market transactions through the stock repurchase program approved by the Board on March 14, 2023, for the repurchase of up to 1.0 million shares of the Common Stock. On March 27, 2025, the Board authorized the repurchase of an additional 100 thousand shares of the Common Stock, bringing the total authorization under the existing program to 1.1 million shares.
(2)	The stock repurchase program was publicly announced on May 3, 2023, and expires March 31, 2026. Repurchases under the stock repurchase plan began on May 10, 2023.

The timing and amount of any common stock repurchased under the program will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Amended and Restated Bylaws, dated April 17, 2025		X	8-K	April 23, 2025	3.1
10.1	2025 Equity Incentive Plan of Envela Corporation	X
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John G. DeLuca	X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John G. DeLuca	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVELA CORPORATION
(Registrant)

Date: August 6, 2025	/s/ JOHN G. DELUCA
John G. DeLuca
Chief Financial Officer (Principal Accounting Officer)

G

GLOSSARY OF DEFINED TERMS

The following definitions apply to terms used in this document:

2024 Annual Report	Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025
2025 Plan	2025 Equity Incentive Plan
Adjusted EBITDA	Adjusted Earnings Before Interest, Tax, Depreciation, and Amortization
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2024-03	ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
Avail Transaction	The acquisition of Avail Recovery Solutions, LLC on October 29, 2021
Board	Board of Directors
CODM	Chief Operating Decision Maker
Common Stock	The Company's common stock, par value $0.01 per share
Company	Envela Corporation, a Nevada corporation, and its subsidiaries
Envela	Envela Corporation, a Nevada corporation, and its subsidiaries
Exchange Act	Securities Exchange Act of 1934
Financial Statements	The Related Condensed Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows
Fiscal 2024	Fiscal year ended December 31, 2024
Fiscal 2025	Fiscal year ended December 31, 2025
Form 10-Q	Form 10-Q for the three and six months ended June 30, 2025
FSB	Farmer's State Bank of Oakley, Kansas
IT	Information Technology
ITAD	Information Technology Asset Disposition
ISO	Incentive Stock Options
NYSE	New York Stock Exchange
Net Cash	The difference between (i) cash and cash equivalents and (ii) the sum of debt obligations
Securities Act	Securities Act of 1933
Scottsdale Transaction	The acquisition of the assets of a bespoke fabricator of jewelry in Scottsdale, Arizona
SEC	U.S. Securities and Exchange Commission
SOW	Scope of Work
TBT	Texas Bank & Trust
U.S.	United States
U.S. Dollar	$
U.S. GAAP	United States Generally Accepted Accounting Principles