Form 10-Q
period 2025-09-30
Envela Corp
filed 2025-11-05
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025 the registrant had 25,963,476 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2025	2024	2025	2024
Sales	$57,389,411	$46,899,559	$160,522,073	$132,054,341
Cost of goods sold	44,321,481	35,435,320	123,098,196	98,879,961

Gross margin	13,067,930	11,464,239	37,423,877	33,174,380

Expenses:
Selling, general and administrative	8,393,878	9,028,988	25,470,207	25,784,012
Depreciation and amortization	472,524	414,779	1,378,276	1,120,611

Total operating expenses	8,866,402	9,443,767	26,848,483	26,904,623

Operating income	4,201,528	2,020,472	10,575,394	6,269,757

Other income (expense):
Other income	233,642	340,351	833,498	804,296
Interest expense	(105,757)	(106,139)	(318,306)	(336,134)

Income before income taxes	4,329,413	2,254,684	11,090,586	6,737,919
Income tax expense	(972,493)	(569,645)	(2,487,920)	(1,581,162)

Net income	$3,356,920	$1,685,039	$8,602,666	$5,156,757

Basic earnings per share:
Net income	$0.13	$0.06	$0.33	$0.20

Diluted earnings per share:
Net income	$0.13	$0.06	$0.33	$0.20

Weighted average shares outstanding:
Basic	25,966,802	26,061,748	25,984,703	26,242,452
Diluted	25,966,802	26,076,748	25,984,703	26,257,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$24,424,414	$20,609,003
Accounts receivable, net of allowances	4,782,564	4,384,238
Notes receivable	—	2,000
Inventories	29,066,264	25,705,524
Prepaid expenses	1,041,771	874,203
Other current assets	125,000	28,839
Total current assets	59,440,013	51,603,807

Property and equipment, net	13,722,647	13,515,162
Right-of-use assets from operating leases	10,317,832	4,741,326
Goodwill	3,621,453	3,621,453
Intangible assets, net	3,593,998	4,097,778
Deferred tax asset	—	49,526
Other assets	244,525	241,437

Total assets	$90,940,468	$77,870,489

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,683,324	$3,177,550
Notes payable	2,945,351	3,591,351
Operating lease liabilities	1,844,223	2,078,505
Accrued expenses	1,949,806	3,215,343
Other current liabilities	1,039,976	455,385
Total current liabilities	11,462,680	12,518,134

Deferred tax liability	237,729	—
Notes payable, less current portion	9,540,281	9,930,828
Operating lease liabilities, less current portion	8,633,882	2,769,389

Total liabilities	29,874,572	25,218,351

Contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and 25,963,476 shares outstanding as of September 30, 2025; 26,924,631 shares issued and 25,995,701 shares outstanding as of December 31, 2024	269,246	269,246
Treasury stock at cost, 961,155 and 928,930 shares, as of September 30, 2025 and December 31, 2024, respectively	(4,757,731)	(4,568,823)
Additional paid-in capital	40,173,000	40,173,000
Retained earnings	25,381,381	16,778,715

Total stockholders’ equity	61,065,896	52,652,138

Total liabilities and stockholders’ equity	$90,940,468	$77,870,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Unaudited)	2025	2024
Operations
Net income	$8,602,666	$5,156,757
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,378,276	1,120,611
Provision for credit losses	204,855	260,898
Deferred taxes	287,255	(4,481)
Non-cash lease expense	1,838,632	1,525,870
Loss on disposal of equipment	5,491	—
Changes in operating assets and liabilities:
Accounts receivable	(603,181)	3,668,782
Inventories	(3,360,740)	(5,927,057)
Prepaid expenses	(167,568)	332,013
Other assets	(99,249)	(104,188)
Accounts payable	505,774	(535,530)
Accrued expenses	(1,265,537)	(170,678)
Operating leases	(1,784,927)	(1,585,642)
Other liabilities	584,591	2,712,409

Net cash provided by operations	6,126,338	6,449,764

Investing
Purchase of property and equipment	(1,037,491)	(2,955,024)
Purchase of intangible assets	(50,631)	(302,693)
Proceeds from (investment in) notes receivable	2,000	(3,000)
Proceeds from sales of equipment	650	—

Net cash (used in) investing	(1,085,472)	(3,260,717)

Financing
Payments on notes payable	(1,036,547)	(941,706)
Purchase of treasury stock	(188,908)	(2,348,995)

Net cash (used in) financing	(1,225,455)	(3,290,701)

Net change in cash and cash equivalents	3,815,411	(101,654)
Cash and cash equivalents, beginning of period	20,609,003	17,853,853

Cash and cash equivalents, end of period	$24,424,414	$17,752,199

Supplemental disclosures
Cash paid during the period for:
Interest	$325,532	$385,285
Income Taxes	$2,153,798	$1,862,525

Noncash investing and financing activities
Scottsdale Transaction measurement period adjustment, addition to intangible assets, reduction to goodwill	—	27,500
Scottsdale Transaction measurement period adjustment, addition to property and equipment, reduction to goodwill	—	122,500
Scottsdale Transaction measurement period adjustment, reduction to notes payable, reduction to goodwill	—	150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Three Months Ended September 30, 2024

Balance as of July 1, 2024	26,924,631	$269,246	(769,402)	$(3,775,534)	—	$—	$40,173,000	$13,493,374	$50,160,086

Net Income	—	—	—	—	—	—	—	1,685,039	1,685,039

Shares repurchased	—	—	(147,195)	(728,510)	—	—	—	—	(728,510)

Balance as of September 30, 2024	26,924,631	$269,246	(916,597)	$(4,504,044)	—	$—	$40,173,000	$15,178,413	$51,116,615

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Three Months Ended September 30, 2025

Balance as of July 1, 2025	26,924,631	$269,246	(949,593)	$(4,690,149)	—	$—	$40,173,000	$22,024,461	$57,776,558

Net Income	—	—	—	—	—	—	—	3,356,920	3,356,920

Shares repurchased	—	—	(11,562)	(67,582)	—	—	—	—	(67,582)

Balance as of September 30, 2025	26,924,631	$269,246	(961,155)	$(4,757,731)	—	$—	$40,173,000	$25,381,381	$61,065,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Nine Months Ended September 30, 2024

Balance as of January 1, 2024	26,924,631	$269,246	(415,973)	$(2,155,049)	—	$—	$40,173,000	$10,021,656	$48,308,853

Net Income	—	—	—	—	—	—	—	5,156,757	5,156,757

Shares repurchased	—	—	(500,624)	(2,348,995)	—	—	—	—	(2,348,995)

Balance as of September 30, 2024	26,924,631	$269,246	(916,597)	$(4,504,044)	—	$—	$40,173,000	$15,178,413	$51,116,615

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Nine Months Ended September 30, 2025

Balance as of January 1, 2025	26,924,631	$269,246	(928,930)	$(4,568,823)	—	$—	$40,173,000	$16,778,715	$52,652,138

Net Income	—	—	—	—	—	—	—	8,602,666	8,602,666

Shares repurchased	—	—	(32,225)	(188,908)	—	—	—	—	(188,908)

Balance as of September 30, 2025	26,924,631	$269,246	(961,155)	$(4,757,731)	—	$—	$40,173,000	$25,381,381	$61,065,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X prescribed by the Securities and Exchange Commission (the “SEC”). Pursuant to the SEC’s rules and regulations, Quarterly Reports do not include all of the information and notes required by U.S. GAAP. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), necessary for a fair presentation of the unaudited condensed consolidated financial statements for these periods, have been included. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2025 (“Fiscal 2025”). Management suggests these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Fiscal 2024”) filed with the SEC on March 26, 2025 (“2024 Annual Report”). The Company's operations are located within the contiguous U.S. and its functional and reporting currency is the U.S. Dollar (“$”).

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

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, provides guidance to identify performance obligations for revenue-generating transactions. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

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

Commercial Segment

The commercial segment recognizes refining revenue when our inventory arrives at the destination port and the performance obligation is satisfied by transferring the control of the promised goods that are identified in the customer contract. The initial invoice is recognized in full when our performance obligation is satisfied. Under the guidance of ASC 606, an estimate of the variable consideration that we are expected to be entitled to is included in the transaction price stated at the estimated weight and current spot price of the metal. An adjustment to revenue is made once the underlying weight and any metal spot price movement is resolved, which is usually around six weeks. Any adjustment from the resolution of the underlying uncertainty is netted with the settlement due from the original contract. Historically, these amounts have not been material.

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

As of September 30, 2025, and December 31, 2024, the consumer segment’s allowance for returns was $10,876 and $11,942, respectively.

As of September 30, 2025, and December 31, 2024, the commercial segment’s allowance for returns was $43,864 and $48,569, respectively.

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

For the nine months ended September 30, 2025, two customers aggregated 51.2% of our sales and represented 0.0% of our accounts receivable balance.

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

For the three months ended September 30, 2025 and 2024, the consumer segment’s shipping and handling costs were $12,819 and $17,223, respectively. For the three months ended September 30, 2025 and 2024, the commercial segment’s shipping and handling costs were $987,918 and $1,128,553, respectively.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the nine months ended September 30, 2025 and 2024, the consumer segment’s shipping and handling costs were $43,419 and $67,013, respectively. For the nine months ended September 30, 2025 and 2024, the commercial segment’s shipping and handling costs were $2,905,726 and $3,716,832, respectively.

Advertising Costs

The consumer and commercial segment’s advertising costs are expensed as incurred.

For the three months ended September 30, 2025 and 2024, the consumer segment’s advertising costs were $294,509 and $357,151, respectively. For the three months ended September 30, 2025 and 2024, the commercial segment’s advertising costs were $102,531 and $59,714, respectively.

For the nine months ended September 30, 2025 and 2024, the consumer segment’s advertising costs were $864,949 and $930,132, respectively. For the nine months ended September 30, 2025 and 2024, the commercial segment’s advertising costs were $308,539 and $192,691, respectively.

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

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the likelihood that the benefit of the deferred tax assets will be realized and the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. We have not taken a tax position that, if challenged, would have a material effect on the condensed consolidated financial statements or the effective tax rate for the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025, the Company had a deferred tax liability of $237,729. As of December 31, 2024, the Company had a deferred tax asset of $49,526. The Company did not have a valuation allowance as of September 30, 2025, or December 31, 2024.

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

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounts Receivable, Net of Allowances

Accounts receivable represent amounts primarily due from customers on products and services. Our allowance for credit losses is primarily determined by an analysis of our accounts receivable aging, using the expected losses methodology. The allowance for credit losses is determined based on the historical experience of collecting past due amounts, based on the degree of their aging. In addition, specific accounts that are considered and expected to be uncollectible are included in the allowance for credit losses. Accounts receivables are considered delinquent when payment has not been made within contract terms. Accounts receivable are written off when all efforts to collect have been exhausted and the potential for recovery is considered remote.

As of September 30, 2025, and December 31, 2024, the consumer segment’s allowance for credit losses was $0 and $0, respectively.

As of September 30, 2025, and December 31, 2024, the commercial segment’s allowance for credit losses was $631,547 and $433,159, respectively.

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

Commercial Segment

The commercial segment states its inventory at the lower of cost and net realizable value. The cost of our technology assets is an amount equal to that paid for the individual asset or lot of goods, or, in instances in which we have an obligation to sell the asset before we pay for it, we utilize the retail cost method to estimate its value. Inherent to the retail cost method are certain management judgments and estimates that may impact the ending inventory valuation of such assets, as well as the gross profit recognized at the time of sale of such assets. We believe that our estimates related to the application of the retail cost method in valuing such assets reasonably estimates cost. The cost of our processed and unprocessed inventory, primarily consisting of base metals and electronic scrap with grades laden with precious metals, is determined by utilizing the weighted average cost method. We monitor metals-based commodity markets to assess any adverse impact on the carrying value of our inventory.

See Note 4 – Inventories for further details.

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. There were no triggering events identified during the nine months ended September 30, 2025, requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

See Note 5 – Goodwill for further details.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets; except for construction in progress which has not yet been placed into service. The following table depicts the estimated useful lives of our property and equipment asset classes:

Vehicles	5 to 7 years
Buildings	39 years
Building improvements	Shorter of 15 years or remaining useful life
Furniture and fixtures	5 to 7 years
Machinery and equipment	3 to 10 years
Leasehold improvements	Shorter of 15 years or remaining lease term

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

See Note 6 – Property and Equipment, Net for further details.

Intangible Assets, Net

Finite-lived intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis over the estimated useful lives of the assets; except for assets under development that have not yet been placed into service. The following table depicts the estimated useful lives of our property and equipment asset classes:

Customer lists, relationships, and contracts	10 years
Technology(1)	5 years
Trademarks/tradenames	10 years
(1)	Technology consists of domain names, software assets, and enterprise resource planning systems.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The guidance is effective for annual and interim periods beginning after December 15, 2025, with early adoption and prospective application permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 updates the accounting for internal-use software by replacing former stage-based rules with a principles-based framework. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed funding and it is probable that the project will be completed and the software will be used to perform the intended function. ASU 2025-06 also supersedes website development cost guidance, moving it to ASC 350-40. The guidance is effective for annual and interim periods beginning after December 15, 2027, with early adoption and prospective, retrospective or a modified transition application permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

No other recently issued or effective ASUs had, or are expected to have, a material impact on our financial position and results of operations.

NOTE 4 — INVENTORIES

The following table summarizes the details of the Company’s inventories:

	September 30,	December 31,
	2025	2024
Consumer
Trade inventories	$26,868,102	$23,973,333

Sub-total	26,868,102	23,973,333

Commercial
Trade inventories	2,198,162	1,732,191

Sub-total	2,198,162	1,732,191

	$29,066,264	$25,705,524

NOTE 5 — GOODWILL

The following table summarizes the details of the Company’s changes in goodwill:

	September 30,	December 31,
	2025	2024
Consumer
Opening balance	$—	$300,000
Additions (reductions) (1)	—	(300,000)

Sub-total	—	—

Commercial
Opening balance	3,621,453	3,621,453
Additions (reductions)	—	—

Sub-total	3,621,453	3,621,453

	$3,621,453	$3,621,453
(1)

The decrease in goodwill of $300 thousand for the year ended December 31, 2024, related to measurement period adjustments pertaining to the acquisition of the assets of a bespoke fabricator of jewelry in Scottsdale, Arizona (the “Scottsdale Transaction”).

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — PROPERTY AND EQUIPMENT, NET

The following table summarizes the details of the Company’s property and equipment, net:

	September 30,	December 31,
	2025	2024
Consumer
Land	$1,824,892	$1,824,892
Building and improvements	6,131,612	6,078,606
Leasehold improvements	1,972,648	1,736,193
Furniture and fixtures	1,409,893	1,203,540
Machinery and equipment	1,614,325	1,570,704
Vehicles	53,318	53,318
Construction in progress (1)	141,200	135,856
	13,147,888	12,603,109
Less: accumulated depreciation	(3,684,757)	(3,287,437)

Sub-total	9,463,131	9,315,672

Commercial
Leasehold improvements	160,850	172,391
Furniture and fixtures	74,811	74,811
Machinery and equipment	1,389,680	1,336,427
Vehicles	206,556	206,556
	1,831,897	1,790,185
Less: accumulated depreciation	(1,277,312)	(1,112,694)

Sub-total	554,585	677,491

Corporate
Land	1,106,664	1,106,664
Building and improvements	2,730,138	2,688,523
Furniture and fixtures	35,197	—
Machinery and equipment	59,155	28,627
Construction in progress (1)	141,205	—
	4,072,359	3,823,814
Less: accumulated depreciation	(367,428)	(301,815)

Sub-total	3,704,931	3,521,999

	$13,722,647	$13,515,162
(1)	As of September 30, 2025 and December 31, 2024, these assets are being constructed, have not yet been placed into service, and are not yet depreciable.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — INTANGIBLE ASSETS, NET

The following table summarizes the details of the Company’s intangible assets, net:

	September 30,	December 31,
	2025	2024
Consumer
Technology	$409,896	$409,896
Customer lists	13,000	13,000
Trademarks/tradenames	3,924	—
Assets under development (1)	—	3,381
	426,820	426,277
Less: accumulated amortization	(386,700)	(379,980)

Sub-total	40,120	46,297

Commercial
Trademarks/tradenames	2,869,000	2,869,000
Customer contracts	1,873,000	1,873,000
Customer relationships	1,809,000	1,809,000
	6,551,000	6,551,000
Less: accumulated amortization	(3,349,947)	(2,877,855)

Sub-total	3,201,053	3,673,145

Corporate
Technology	512,635	462,548
	512,635	462,548
Less: accumulated amortization	(159,810)	(84,212)

Sub-total	352,825	378,336

	$3,593,998	$4,097,778
(2)	As of September 30, 2025 and December 31, 2024, these intangible assets are under development, have not yet been placed into service, and are not yet amortizable.

The following table depicts the Company’s estimated future amortization expense related to intangible assets as of September 30, 2025:

	Consumer	Commercial	Corporate	Total

2025	$2,331	$157,363	$27,139	$186,833
2026	9,324	629,448	108,562	747,334
2027	9,324	629,448	108,562	747,334
2028	8,454	629,448	108,562	746,464
2029	3,669	539,920	—	543,589
Thereafter	7,018	615,426	—	622,444

	$40,120	$3,201,053	$352,825	$3,593,998

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — ACCRUED EXPENSES

The following table summarizes the details of the Company’s accrued expenses:

	September 30,	December 31,
	2025	2024
Consumer
Accrued interest	$5,230	$11,276
Payroll	227,214	361,829
Taxes	265,847	133,008

Sub-total	498,291	506,113

Commercial
Accrued interest	6,853	7,568
Payroll	246,013	457,722
Taxes	26,539	—
Unvouchered inventory payments	825,661	1,915,567
Other	4,324	26,334

Sub-total	1,109,390	2,407,191

Corporate
Accrued interest	6,436	6,902
Payroll	18,572	38,205
Professional fees	35,000	81,973
Taxes	235,397	153,479
Other	46,720	21,480

Sub-total	342,125	302,039

	$1,949,806	$3,215,343

NOTE 9 — SEGMENT INFORMATION

The CODM uses operating income to evaluate the performance of the overall business, make investing decisions, and allocate resources. The following table depicts the Company’s segment results of operations, including significant expenses that are regularly reviewed by the CODM, for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Sales	$45,068,036	$12,321,375	$57,389,411	$33,756,600	$13,142,959	$46,899,559
Cost of goods sold	39,866,966	4,454,515	44,321,481	29,840,285	5,595,035	35,435,320
Selling, general and administrative	3,827,882	4,565,996	8,393,878	3,925,981	5,103,007	9,028,988
Depreciation and amortization	203,349	269,175	472,524	150,657	264,122	414,779

Operating income (loss)	$1,169,839	$3,031,689	$4,201,528	$(160,323)	$2,180,795	$2,020,472

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the reconciliation of the Company’s segment operating income to income before income taxes for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating income (loss)	$1,169,839	$3,031,689	$4,201,528	$(160,323)	$2,180,795	$2,020,472
Other income	104,863	128,779	233,642	62,502	277,849	340,351
Interest expense	(53,429)	(52,328)	(105,757)	(51,486)	(54,653)	(106,139)

Income (loss) before income taxes	$1,221,273	$3,108,140	$4,329,413	$(149,307)	$2,403,991	$2,254,684

The following table depicts the Company’s segment results of operations, including significant expenses that are regularly reviewed by the CODM, for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Sales	$125,012,398	$35,509,675	$160,522,073	$93,972,645	$38,081,696	$132,054,341
Cost of goods sold	110,942,439	12,155,757	123,098,196	82,485,812	16,394,149	98,879,961
Selling, general and administrative	11,451,215	14,018,992	25,470,207	11,186,939	14,597,073	25,784,012
Depreciation and amortization	579,585	798,691	1,378,276	356,851	763,760	1,120,611

Operating income (loss)	$2,039,159	$8,536,235	$10,575,394	$(56,957)	$6,326,714	$6,269,757

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the reconciliation of the Company’s segment operating income to income before income taxes for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating income (loss)	$2,039,159	$8,536,235	$10,575,394	$(56,957)	$6,326,714	$6,269,757
Other income	261,870	571,628	833,498	78,510	725,786	804,296
Interest expense	(161,469)	(156,837)	(318,306)	(171,584)	(164,550)	(336,134)

Income (loss) before income taxes	$2,139,560	$8,951,026	$11,090,586	$(150,031)	$6,887,950	$6,737,919

Other significant segment items that are regularly reviewed by the CODM are Capital Expenditures, which the Company defines as any purchases of property and equipment or intangible assets. The following table depicts Capital Expenditures for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024

Consumer	$127,585	$1,990,966
Commercial	49,158	—
Corporate	29,220	4,732

	$205,963	$1,995,698

The following table depicts Capital Expenditures for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

Consumer	$688,059	$2,695,590
Commercial	101,429	108,222
Corporate	298,634	453,905

	$1,088,122	$3,257,717

The following table depicts the Company’s total assets:

	As of
	September 30, 2025	December 31, 2024

Consumer	$45,296,981	$40,454,328
Commercial	21,265,661	33,068,887
Corporate	24,377,826	4,347,274

	$90,940,468	$77,870,489

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — REVENUE

The following table depicts the Company’s disaggregation of total sales and gross margin for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$45,068,036	$5,201,070	11.5%	$33,756,600	$3,916,315	11.6%

Commercial	12,321,375	7,866,860	63.8%	13,142,959	7,547,924	57.4%

	$57,389,411	$13,067,930	22.8%	$46,899,559	$11,464,239	24.4%

The following table depicts the Company’s disaggregation of total sales and gross margin for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025			2024
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$125,012,398	$14,069,959	11.3%	$93,972,645	$11,486,833	12.2%

Commercial	35,509,675	23,353,918	65.8%	38,081,696	21,687,547	57.0%

	$160,522,073	$37,423,877	23.3%	$132,054,341	$33,174,380	25.1%

The following table lists the opening and closing balances of our contract assets and liabilities:

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2024	$3,411,501	$—	$211,651
Closing Balance - 9/30/2024	366,612	—	2,924,060

Commercial
Opening Balance - 1/1/2024	4,399,658	—	—
Closing Balance - 9/30/2024	3,514,867	—	—

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2025	$738,132	$—	$455,385
Closing Balance - 9/30/2025	1,546,403	—	1,001,918

Commercial
Opening Balance - 1/1/2025	3,646,106	—	—
Closing Balance - 9/30/2025	3,236,161	—	38,058

The Company has no contract assets, and the contract liabilities are customer deposits, store credit, and gift cards, which are reported within other current liabilities in the condensed consolidated balance sheets.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 — LEASES

The following table depicts the Company’s future minimum lease payments as of September 30, 2025:

Operating
Leases
Consumer
2025	$202,618
2026	1,186,142
2027	887,803
2028	652,641
2029	533,234
Thereafter	203,189

Total minimum lease payments	3,665,627
Less: imputed interest	(304,946)

Sub-total	3,360,681

Commercial
2025	310,669
2026	1,387,320
2027	1,453,169
2028	1,476,504
2029	1,535,564
Thereafter	2,147,047

Total minimum lease payments	8,310,273
Less: imputed interest	(1,192,849)

Sub-total	7,117,424

Total	10,478,105

Less: current portion	1,844,223

$8,633,882

All of the Company’s leased facilities as of September 30, 2025, are non-cancellable. The leases are a combination of triple net leases, for which the Company pays its proportionate share of common area maintenance, property taxes, and property insurance, and modified gross leases, for which the Company directly pays for common area maintenance and property insurance. Lease costs are comprised of a combination of minimum lease payments and variable lease costs.

The following table depicts supplemental cash flow information related to operating leases:

	Nine Months Ended September 30,
	2025	2024

Non-cash activities: right-of-use operating lease assets obtained in exchange for new operating lease liabilities	$7,235,358	$1,562,664

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the Company’s leasing costs for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating lease cost	$286,594	$343,992	$630,586	$200,220	$339,654	$539,874
Variable lease cost	62,802	40,880	103,682	56,433	162,320	218,753
Short-term lease cost	915	36,541	37,456	42,227	45,748	87,975

	$350,311	$421,413	$771,724	$298,880	$547,722	$846,602

The following table depicts the Company’s leasing costs for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating lease cost	$830,757	$1,007,875	$1,838,632	$506,245	$1,019,625	$1,525,870
Variable lease cost	180,671	343,675	524,346	170,206	439,469	609,675
Short-term lease cost	29,868	109,040	138,908	119,952	143,742	263,694

	$1,041,296	$1,460,590	$2,501,886	$796,403	$1,602,836	$2,399,239

As of September 30, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases were 4.8 years and 5.1%. As of September 30, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases were 2.5 years and 3.8%.

NOTE 12 — BASIC AND DILUTED AVERAGE SHARES

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024

Basic weighted average shares	25,966,802	26,061,748
Effect of potential dilutive securities	—	15,000

Diluted weighted average shares	25,966,802	26,076,748

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024

Basic weighted average shares	25,984,703	26,242,452
Effect of potential dilutive securities	—	15,000

Diluted weighted average shares	25,984,703	26,257,452

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For three and nine months ended September 30, 2025 and 2024, there were 0 and 15 thousand Common Stock options unexercised, respectively. For the three and nine months ended September 30, 2025 and 2024, there were no anti-dilutive shares.

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

The following table lists the repurchase of Company shares for the three and nine months ended September 30, 2025:

	Total Number of	Average Price	Total Price	Shares Available
Fiscal Period	Shares Purchased	Paid per Share	Paid	to Purchase
Balance as of January 1, 2025	928,930	$4.92	$4,568,823	71,070

January 1 - 31, 2025	—	—	—	71,070
February 1 - 28, 2025	—	—	—	71,070
March 1 - 31, 2025	500	5.25	2,626	170,570

Balance as of March 31, 2025	929,430	$4.92	$4,571,449	170,570

April 1 - 30, 2025	—	—	—	170,570
May 1 - 31, 2025	—	—	—	170,570
June 1 - 30, 2025	20,163	5.89	118,700	150,407

Balance as of June 30, 2025	949,593	$4.94	$4,690,149	150,407

July 1 - 31, 2025	8,134	5.93	48,218	142,273
August 1 - 31, 2025	3,428	5.65	19,364	138,845
September 1 - 30, 2025	—	—	—	138,845

Balance as of September 30, 2025	961,155	$4.95	$4,757,731	138,845

For the three months ended September 30, 2025, the Company repurchased 11,562 shares for $67,582, for an average price of $5.85.

For the nine months ended September 30, 2025, the Company repurchased 32,225 shares for $188,908, for an average price of $5.86.

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

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — DEBT

The following table summarizes the details of the Company’s long-term debt obligations:

	Outstanding Balance
	September 30,	December 31,
	2025	2024
Consumer
Note payable, FSB (1)	$2,370,896	$2,455,043
Note payable, Truist Bank (3)	772,270	801,175
Notes payable, TBT (4,5)	1,503,752	1,979,730
Note payable, Scottsdale Transaction (6)	50,000	50,000

Sub-total	4,696,918	5,285,948

Commercial
Note payable, FSB (2)	5,379,203	5,569,171
Note payable, Avail Transaction (7)	—	166,667

Sub-total	5,379,203	5,735,838

Corporate
Line of credit, FSB (8)	—	—
Note payable, TBT (9)	2,409,511	2,500,393

Sub-total	2,409,511	2,500,393

Total	12,485,632	13,522,179

Less: current portion	(2,945,351)	(3,591,351)

	$9,540,281	$9,930,828
(1)	On November 23, 2021, the consumer segment entered into a $2.781 million secured amortizing note payable with Farmer’s State Bank of Oakley, Kansas (“FSB”). The note payable bears interest at 3.10% and matures on November 15, 2026.
(2)	On November 23, 2021, the commercial segment entered into a $6.309 million secured amortizing note payable with FSB. The note payable bears interest at 3.10% and matures on November 15, 2026.
(3)	On July 9, 2020, the consumer segment entered into a $956 thousand secured amortizing note payable with Truist Bank. The note payable bears interest at 3.65% and matures on July 9, 2030.
(4)	On September 14, 2020, the consumer segment entered into a $496 thousand secured amortizing note payable with Texas Bank & Trust (“TBT”). The note payable incurred interest at 3.75% and matured on September 14, 2025.
(5)	On July 30, 2021, the consumer segment entered into a $1.772 million secured amortizing note payable with TBT. The note payable bears interest at 3.75% and matures on July 30, 2031.
(6)	On September 12, 2024, the consumer segment entered into a $50 thousand secured amortizing note payable in relation to the Scottsdale Transaction. The repayment of the note payable shall begin upon the fulfillment of certain terms and conditions under the asset purchase agreement entered into on September 12, 2024. The note payable’s imputed interest is 3.10% and matures on September 30, 2026.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	On October 29, 2021, the consumer segment entered into a $2.000 million secured amortizing note payable in relation to the acquisition of Avail Recovery Solutions, LLC on October 29, 2021 (“Avail Transaction”). The note payable’s imputed interest was 3.10% and matured on January 1, 2025.
(8)	On November 8, 2024, the Company entered into a $3.800 million secured line of credit with FSB. The line of credit bears interest at our rate of deposit +1.00% with a floor of 3.10% and matures on November 23, 2027.
(9)	On November 4, 2020, a wholly owned subsidiary of Envela entered into a $2.960 million secured amortizing note payable with TBT. The note payable incurred interest at 3.25%, matured and was paid off on November 3, 2025.

The following table depicts the Company’s future principal payments on long-term debt obligations as of September 30, 2025:

	2025	2026	2027	2028	2029	Thereafter
Consumer
Note payable, FSB (1)	$28,414	$2,342,482	$—	$—	$—	$—
Note payable, Truist Bank (3)	9,840	40,203	41,716	43,216	44,913	592,381
Notes payable, TBT (4,5)	17,212	71,593	74,324	77,018	80,098	1,183,508
Note payable, Scottsdale Transaction (6)	31,250	18,750	—	—	—	—

Sub-total	86,716	2,473,028	116,040	120,234	125,011	1,775,889

Commercial
Note payable, FSB (2)	64,468	5,314,735	—	—	—	—
Note payable, Avail Transaction (7)	—	—	—	—	—	—

Sub-total	64,468	5,314,735	—	—	—	—

Corporate
Line of Credit, FSB (8)	—	—	—	—	—	—
Note payable, TBT (9)	2,409,511	—	—	—	—	—

Sub-total	2,409,511	—	—	—	—	—

	$2,560,695	$7,787,763	$116,040	$120,234	$125,011	$1,775,889

Refer to (1) through (9) below the previous table for descriptions of the Company’s Debt Obligations.

The Company was in compliance with all of its debt obligation covenants for the three and nine months ended September 30, 2025 and 2024.

The following table depicts the Company’s future scheduled aggregate principal payments and maturities as of September 30, 2025:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year	Payments	Maturities	Total
2025	$171,709	$2,388,986	$2,560,695
2026	476,475	7,311,288	7,787,763
2027	116,040	—	116,040
2028	120,234	—	120,234
2029	125,011	—	125,011
Thereafter	175,713	1,600,176	1,775,889

	$1,185,182	$11,300,450	$12,485,632

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

As of September 30, 2025, no awards have been granted under the 2025 Plan. In the 2024 comparative period, there was no stock-based compensation activity under any prior plans. As a result, no stock-based compensation expense was recognized for the three and nine months ended September 30, 2025 and 2024.

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

NOTE 16 — CONTINGENCIES

We review the need to accrue for any loss contingency and establish a liability when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. We do not believe that the resolution of any currently pending lawsuits, claims, and proceedings, either individually or in the aggregate, will have a material adverse effect on financial position, results of operations, or liquidity. However, the outcomes of any currently pending lawsuits, claims, and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case. There are no loss contingencies subject to reporting for the three and nine months ended September 30, 2025 and 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “would,” “expect,” “intend,” “could,” “estimate,” “should,” “anticipate”, “potential,” “continue,” “deploy” or “believe.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2024 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Introduction

This section includes a discussion of our operations for the three and nine months ended September 30, 2025 and 2024. The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our financial condition and results of operations. The discussion should be read in conjunction with the Company’s 2024 Annual Report, the unaudited condensed consolidated financial statements, and the related Notes thereto included in Part I, Item 1 of this report.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2024 Annual Report.

Economic Conditions

Impacts of Government Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. We have evaluated the provisions of the new law and its potential effects on our effective tax rate, financial position, results of operations, and cash flows. OBBBA allows businesses to immediately deduct the full cost of qualifying assets in the year they are placed in service, rather than spreading the deduction over several years, and is effective for property acquired and placed in service after January 19, 2025. OBBBA also requires the businesses to recognize the effect of the tax law changes in the period of enactment, such as remeasuring estimated U.S. deferred tax assets and liabilities. The Company intends to utilize bonus depreciation, effectively reducing taxable income in the respective period of taxation and the cash deployed to settle such obligations. There was no material impact on the effective tax rate, financial position, results of operations, or cash flows during the three and nine months ended September 30, 2025. In future fiscal periods, the impact of OBBBA is contingent on the continued election of bonus depreciation and the amount of qualifying assets acquired by the Company.

Impacts of High Interest Rates and Inflation

The U.S. and other world economies are currently experiencing high interest rates and elevated levels of inflation, coupled with commodity price risk, mainly associated with variations in the market price of precious metals and diamonds, which have the potential to impact consumer discretionary spending behavior. Furthermore, adverse macroeconomic conditions can also impact demand for resale personal technology assets.

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

Impacts of Tariffs

The U.S. government has recently adopted new approaches to trade policy, and announced tariffs on certain foreign goods, certain global tariffs and the possibility of significant additional tariff increases or expansions of tariffs. Specifically, under Section 232 of the Trade Expansion Act of 1962 tariffs were applied to the importation of aluminum, copper, steel, and select derivative products, but excluded gold and silver. The impact of such tariffs and retaliatory tariffs by other countries in response to such tariffs continues to evolve and requires regular monitoring and evaluation. The deemed impacts of tariffs on each of our reportable segments are detailed below:

Consumer Segment

The consumer segment does not source inventory from or sell it into international markets, so it is not directly impacted by tariffs. However, global market uncertainty caused by tariffs can increase commodity costs on safe-haven metals such as gold and silver, which may increase working capital requirements. The Company mitigates increased working capital requirements by monitoring its inventory position and turnover, and maintaining disciplined buying practices to maintain margin.

Commercial Segment

The commercial segment periodically purchases limited quantities of personal technology assets for resale and replacement parts from international markets. Tariffs may increase costs for original equipment manufacturers, retailers, and parts distributors and, as a result, may require the Company to pay more for the purchase of personal technology assets for resale and replacement parts, thus increasing the Company’s required working capital requirements. The Company mitigates increased working capital requirements by monitoring its inventory position and turnover, maintaining disciplined buying practices, and using optimal domestic and international sales channels to maintain margins.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table depicts our disaggregated condensed consolidated statements of income for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025				2024
	Consumer	Commercial	Consolidated	% of Sales (1)	Consumer	Commercial	Consolidated	% of Sales (1)

Sales	$45,068,036	$12,321,375	$57,389,411	100.0%	$33,756,600	$13,142,959	$46,899,559	100.0%
Cost of goods sold	39,866,966	$4,454,515	44,321,481	77.2%	29,840,285	5,595,035	35,435,320	75.6%

Gross margin	5,201,070	7,866,860	13,067,930	22.8%	3,916,315	7,547,924	11,464,239	24.4%

Expenses:
Selling, general and administrative	3,827,882	4,565,996	8,393,878	14.6%	3,925,981	5,103,007	9,028,988	19.3%
Depreciation and amortization	203,349	269,175	472,524	0.8%	150,657	264,122	414,779	0.9%

Total operating expenses	4,031,231	4,835,171	8,866,402	15.4%	4,076,638	5,367,129	9,443,767	20.1%

Operating income (loss)	1,169,839	3,031,689	4,201,528	7.3%	(160,323)	2,180,795	2,020,472	4.3%

Other income (expense):
Other income	104,863	128,779	233,642	0.4%	62,502	277,849	340,351	0.7%
Interest expense	(53,429)	(52,328)	(105,757)	(0.2)%	(51,486)	(54,653)	(106,139)	(0.2)%

Income (loss) before income taxes	1,221,273	3,108,140	4,329,413	7.5%	(149,307)	2,403,991	2,254,684	4.8%
Income tax (expense) benefit	(274,139)	(698,354)	(972,493)	(1.7)%	122,464	(692,109)	(569,645)	(1.2)%

Net income (loss)	$947,134	$2,409,786	$3,356,920	5.8%	$(26,843)	$1,711,882	$1,685,039	3.6%
(1)	The “% of Sales” figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, percentages presented may not add up precisely to the totals provided.

The individual segments reported the following for the three months ended September 30, 2025 and 2024:

Sales

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$57,389,411	$46,899,559	$10,489,852	22.4%
% of consolidated sales	100.0%	100.0%

Consumer	$45,068,036	$33,756,600	$11,311,436	33.5%
% of consumer sales	100.0%	100.0%

Commercial	$12,321,375	$13,142,959	$(821,584)	(6.3)%
% of commercial sales	100.0%	100.0%

Consolidated

Sales increased by $10,489,852, or 22.4%, during the three months ended September 30, 2025, to $57,389,411, as compared to $46,899,559 during the same period in Fiscal 2024.

Consumer Segment

Sales in the consumer segment increased by $11,311,436, or 33.5%, during the three months ended September 30, 2025, to $45,068,036, as compared to $33,756,600 during the same period in Fiscal 2024. The change was primarily attributed to higher transaction volumes, supported by record precious metals pricing, but was partially offset by moderate softness in certain customer-facing verticals. Overall performance benefited from favorable supply flows and strong customer engagement, when compared to the same period in Fiscal 2024.

Commercial Segment

Sales in the commercial segment decreased by $821,584, or 6.3%, during the three months ended September 30, 2025, to $12,321,375, as compared to $13,142,959 during the same period in Fiscal 2024. The change was primarily attributed to less revenue from: ITAD revenue share settlements, electronic scrap grades and associated recoveries, and personal technology assets sourced from our trade-in programs, which were partially offset by increased service revenue from product returns and secured processing of end-of-life assets. Our overall service-related verticals continue to grow and become a greater component of our revenue mix.

Cost of Goods Sold

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$44,321,481	$35,435,320	$8,886,161	25.1%
% of consolidated sales	77.2%	75.6%

Consumer	$39,866,966	$29,840,285	$10,026,681	33.6%
% of consumer sales	88.5%	88.4%

Commercial	$4,454,515	$5,595,035	$(1,140,520)	(20.4)%
% of commercial sales	36.2%	42.6%

Consolidated

Cost of goods sold increased by $8,886,161, or 25.1%, during the three months ended September 30, 2025, to $44,321,481, as compared to $35,435,320 during the same period in Fiscal 2024.

Consumer Segment

Cost of goods sold in the consumer segment increased by $10,026,681, or 33.6%, during the three months ended September 30, 2025, to $39,866,966, as compared to $29,840,285 during the same period in Fiscal 2024. The change was primarily attributed to the aforementioned higher sales volumes and rising gold prices compared to the same period in Fiscal 2024.

Cost of goods sold as a percentage of sales was 88.5% during the three months ended September 30, 2025, as compared to 88.4% during the three months ended September 30, 2024. The change was immaterial, indicating a similar impact of product mix compared to the same period in Fiscal 2024.

Commercial Segment

Cost of goods sold in the commercial segment decreased by $1,140,520, or 20.4%, during the three months ended September 30, 2025, to $4,454,515, as compared to $5,595,035 during the same period in Fiscal 2024. The change was primarily attributed to the aforementioned impact from less ITAD revenue share settlements and incrementally from electronic scrap grades and associated recoveries along with personal technology assets sourced from our trade-in programs.

Cost of goods sold as a percentage of sales was 36.2% during the three months ended September 30, 2025, as compared to 42.6% during the three months ended September 30, 2024. The change was primarily attributed to favorable margins from our ITAD revenue share settlements, albeit on lower overall sales, and was partially offset by less favorable margins from electronic scrap grades and associated recoveries. Our margins on the sale of personal technology assets were stable compared to the same period in Fiscal 2024.

Gross Margin

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$13,067,930	$11,464,239	$1,603,691	14.0%
% of consolidated sales	22.8%	24.4%

Consumer	$5,201,070	$3,916,315	$1,284,755	32.8%
% of consumer sales	11.5%	11.6%

Commercial	$7,866,860	$7,547,924	$318,936	4.2%
% of commercial sales	63.8%	57.4%

Consolidated

Gross margin increased by $1,603,691, or 14.0%, during the three months ended September 30, 2025, to $13,067,930, as compared to $11,464,239 during the same period in Fiscal 2024.

Consumer Segment

Gross margin in the consumer segment increased by $1,284,755, or 32.8%, during the three months ended September 30, 2025, to $5,201,070, as compared to $3,916,315 during the same period in Fiscal 2024. The net impact of the aforementioned increase in sales of $11,311,436 and increase in cost of goods sold of $10,026,681 resulted in the $1,284,755 increase in gross margin.

Commercial Segment

Gross margin in the commercial segment increased by $318,936, or 4.2%, during the three months ended September 30, 2025, to $7,866,860, as compared to $7,547,924 during the same period in Fiscal 2024. The net impact of the aforementioned decrease in sales of $821,584 and decrease in cost of goods sold $1,140,520 resulted in the $318,936 increase in gross margin.

Selling, General and Administrative

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$8,393,878	$9,028,988	$(635,110)	(7.0)%
% of consolidated sales	14.6%	19.3%

Consumer	$3,827,882	$3,925,981	$(98,099)	(2.5)%
% of consumer sales	8.5%	11.6%

Commercial	$4,565,996	$5,103,007	$(537,011)	(10.5)%
% of commercial sales	37.1%	38.8%

Consolidated

Selling, general and administrative expense decreased by $635,110, or 7.0%, during the three months ended September 30, 2025, to $8,393,878, as compared to $9,028,988 during the same period in Fiscal 2024.

Consumer Segment

Selling, general and administrative expense in the consumer segment decreased by $98,099, or 2.5%, during the three months ended September 30, 2025, to $3,827,882, as compared to $3,925,981 during the same period in Fiscal 2024. The change was primarily attributed to a reduction in costs associated with store onboarding and initial marketing that occurred in the same period in Fiscal 2024 along with select reductions in production human-capital costs, partially offset by full cost structures related to our new stores.

Commercial Segment

Selling, general and administrative expense in the commercial segment decreased by $537,011, or 10.5%, during the three months ended September 30, 2025, to $4,565,996, as compared to $5,103,007 during the same period in Fiscal 2024. The change was primarily attributed to a reduction in variable-cost production expenses, of which human-capital costs were a significant component, along with a reduction in lease costs from the closure of our Arizona ITAD facility, which occurred in the latter part of the second quarter of Fiscal 2025. We began diverting inbound asset flow prior to closure, and we fully absorbed the asset flow from the former Arizona ITAD facility into our Texas ITAD facility in the third quarter of 2025.

Depreciation and Amortization

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$472,524	$414,779	$57,745	13.9%
% of consolidated sales	0.8%	0.9%

Consumer	$203,349	$150,657	$52,692	35.0%
% of consumer sales	0.5%	0.4%

Commercial	$269,175	$264,122	$5,053	1.9%
% of commercial sales	2.2%	2.0%

Consolidated

Depreciation and amortization expense increased by $57,745, or 13.9%, during the three months ended September 30, 2025, to $472,524, as compared to $414,779 during the same period in Fiscal 2024.

Consumer Segment

Depreciation and amortization expense in the consumer segment increased by $52,692, or 35.0%, during the three months ended September 30, 2025, to $203,349, as compared to $150,657 during the same period in Fiscal 2024. The change was primarily attributed to the depreciation of assets placed into service related to our new retail stores.

Commercial Segment

Depreciation and amortization expense in the commercial segment increased by $5,053, or 1.9%, during the three months ended September 30, 2025, to $269,175, as compared to $264,122 during the same period in Fiscal 2024. The change was primarily attributed to the allocation of corporate depreciation and amortization expense.

Other Income (Expense)

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$233,642	$340,351	$(106,709)	(31.4)%
% of consolidated sales	0.4%	0.7%

Consumer	$104,863	$62,502	$42,361	67.8%
% of consumer sales	0.2%	0.2%

Commercial	$128,779	$277,849	$(149,070)	(53.7)%
% of commercial sales	1.0%	2.1%

Consolidated

Other income decreased by $106,709, or 31.4%, during the three months ended September 30, 2025, to $233,642, as compared to $340,351 during the same period in Fiscal 2024.

Consumer Segment

Other income in the consumer segment increased by $42,361, or 67.8%, during the three months ended September 30, 2025, to $104,863, as compared to $62,502 during the same period in Fiscal 2024. The change was primarily attributable to the proportionate share of earned dividend and interest income. While our earned interest rate has reduced, our overall cash balances are higher, resulting in incrementally higher earned income on excess cash balances. Excess cash balances are now aggregated at the corporate level to optimize earnings as opposed to being held at the segment level. This resulted in higher segment earned income on excess cash balances. Further, the same period in Fiscal 2024 included the proportionate share of income from a settlement for repairs related to our corporate headquarters. The impact of dividend and interest income is referenced below.

Dividend income comprised $42,186 and $0 of other income during the three months ended September 30, 2025 and 2024, respectively. Interest income comprised $63,301 and $2 of other income during the three months ended September 30, 2025 and 2024, respectively.

Commercial Segment

Other income in the commercial segment decreased by $149,070, or 53.7%, during the three months ended September 30, 2025, to $128,779, as compared to $277,849 during the same period in Fiscal 2024. The change was primarily attributable to the proportionate share of earned dividend and interest income. While our earned interest rate has reduced, our overall cash balances are higher, resulting in incrementally higher earned income on excess cash balances. Excess cash balances are now aggregated at the corporate level to optimize earnings as opposed to being held at the segment level. This resulted in lower segment earned income on excess cash balances. Further, the same period in Fiscal 2024 included the proportionate share of income from a settlement for repairs related to our corporate headquarters. The impact of dividend and interest income is referenced below.

Dividend income comprised $43,029 and $0 other income during the three months ended September 30, 2025, and 2024, respectively. Interest income comprised $65,646 and $203,251 of other income during the three months ended September 30, 2025 and 2024, respectively.

Interest Expense

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$(105,757)	$(106,139)	$382	(0.4)%
% of consolidated sales	(0.2)%	(0.2)%

Consumer	$(53,429)	$(51,486)	$(1,943)	3.8%
% of consumer sales	(0.1)%	(0.2)%

Commercial	$(52,328)	$(54,653)	$2,325	(4.3)%
% of commercial sales	(0.4)%	(0.4)%

Consolidated

Interest expense decreased by $382, or 0.4%, during the three months ended September 30, 2025, to $105,757, as compared to $106,139 during the same period in Fiscal 2024.

Consumer Segment

Interest expense in the consumer segment increased by $1,943, or 3.8%, during the three months ended September 30, 2025, to $53,429, as compared to $51,486 during the same period in Fiscal 2024. There was no material change in debt amortization from the same period in Fiscal 2024, and as such, no discussion point.

Commercial Segment

Interest expense in the commercial segment decreased by $2,325, or 4.3%, during the three months ended September 30, 2025, to $52,328, as compared to $54,653 during the same period in Fiscal 2024. There was no material change in debt amortization from the same period in Fiscal 2024, and as such, no discussion point.

Income Tax (Expense) Benefit

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$(972,493)	$(569,645)	$(402,848)	70.7%
% of consolidated sales	(1.7)%	(1.2)%

Consumer	$(274,139)	$122,464	$(396,603)	NM
% of consumer sales	(0.6)%	0.4%

Commercial	$(698,354)	$(692,109)	$(6,245)	0.9%
% of commercial sales	(5.7)%	(5.3)%

NM – Not Meaningful

Consolidated

Income tax expense increased by $402,848, or 70.7%, during the three months ended September 30, 2025, to $972,493, as compared to $569,645 during the same period in Fiscal 2024. Currently, the Company has a deferred tax liability reflecting a future obligation to pay taxes. The Company has a federal tax rate of approximately 21.0%, in addition to other state and local taxes, on net income. The effective income tax rate was 22.5% and 25.3% for the three months ended September 30, 2025 and 2024, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the Company’s case for the three months ended September 30, 2025 and 2024.

Net Income (Loss)

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$3,356,920	$1,685,039	$1,671,881	99.2%
% of consolidated sales	5.8%	3.6%

Consumer	$947,134	$(26,843)	$973,977	NM
% of consumer sales	2.1%	(0.1)%

Commercial	$2,409,786	$1,711,882	$697,904	40.8%
% of commercial sales	19.6%	13.0%

NM – Not Meaningful

Consolidated

Net income increased by $1,671,881, or 99.2%, during the three months ended September 30, 2025, to $3,356,920, as compared to $1,685,039 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended September 30, 2025 and 2024 for further details.

Consumer Segment

Net income (loss) increased in the consumer segment by $973,977, during the three months ended September 30, 2025, to net income of $947,134, as compared to net loss of $26,843 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended September 30, 2025 and 2024 for further details.

Commercial Segment

Net income increased in the commercial segment by $697,904, or 40.8%, during the three months ended September 30, 2025, to $2,409,786, as compared to $1,711,882 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended September 30, 2025 and 2024 for further details.

Earnings Per Share

The following table depicts the Company’s earnings per share:

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$0.13	$0.06	$0.07	116.7%

Consolidated

Basic and diluted earnings per share attributable to holders of our Common Stock increased by $0.07, or 116.7%, during the three months ended September 30, 2025, to $0.13, as compared to $0.06 during the same period in Fiscal 2024.

Comparison of the nine months ended September 30, 2025 and 2024

The following table depicts our disaggregated condensed consolidated statements of income for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025				2024
	Consumer	Commercial	Consolidated	% of Sales (1)	Consumer	Commercial	Consolidated	% of Sales (1)

Sales	$125,012,398	$35,509,675	$160,522,073	100.0%	$93,972,645	$38,081,696	$132,054,341	100.0%
Cost of goods sold	110,942,439	12,155,757	123,098,196	76.7%	82,485,812	16,394,149	98,879,961	74.9%

Gross margin	14,069,959	23,353,918	37,423,877	23.3%	11,486,833	21,687,547	33,174,380	25.1%

Expenses:
Selling, general and administrative	11,451,215	14,018,992	25,470,207	15.9%	11,186,939	14,597,073	25,784,012	19.5%
Depreciation and amortization	579,585	798,691	1,378,276	0.9%	356,851	763,760	1,120,611	0.8%

Total operating expenses	12,030,800	14,817,683	26,848,483	16.8%	11,543,790	15,360,833	26,904,623	20.4%

Operating income (loss)	2,039,159	8,536,235	10,575,394	6.5%	(56,957)	6,326,714	6,269,757	4.7%

Other income (expense):
Other income	261,870	571,628	833,498	0.5%	78,510	725,786	804,296	0.6%
Interest expense	(161,469)	(156,837)	(318,306)	(0.2)%	(171,584)	(164,550)	(336,134)	(0.3)%

Income (loss) before income taxes	2,139,560	8,951,026	11,090,586	6.9%	(150,031)	6,887,950	6,737,919	5.1%
Income tax (expense) benefit	(479,961)	(2,007,959)	(2,487,920)	(1.5)%	33,706	(1,614,868)	(1,581,162)	(1.2)%

Net income (loss)	$1,659,599	$6,943,067	$8,602,666	5.4%	$(116,325)	$5,273,082	$5,156,757	3.9%
(1)	The “% of Sales” figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, percentages presented may not add up precisely to the totals provided.

The individual segments reported the following for the nine months ended September 30, 2025 and 2024:

Sales

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$160,522,073	$132,054,341	$28,467,732	21.6%
% of consolidated sales	100.0%	100.0%

Consumer	$125,012,398	$93,972,645	$31,039,753	33.0%
% of consumer sales	100.0%	100.0%

Commercial	$35,509,675	$38,081,696	$(2,572,021)	(6.8)%
% of commercial sales	100.0%	100.0%

Consolidated

Sales increased by $28,467,732 or 21.6%, during the nine months ended September 30, 2025, to $160,522,073, as compared to $132,054,341 during the same period in Fiscal 2024.

Consumer Segment

Sales in the consumer segment increased by $31,039,753, or 33.0%, during the nine months ended September 30, 2025, to $125,012,398, as compared to $93,972,645 during the same period in Fiscal 2024. The change was primarily attributed to the stronger volumes and pricing on precious metals transactions that have been consistent throughout Fiscal 2025 as well as stronger contributions from our historical and new retail store footprint.

Commercial Segment

Sales in the commercial segment decreased by $2,572,021, or 6.8%, during the nine months ended September 30, 2025, to $35,509,675, as compared to $38,081,696 during the same period in Fiscal 2024. The change was primarily attributed to less revenue from: ITAD revenue share settlements, electronic scrap grades and associated recoveries, and personal technology assets sourced from our trade-in programs, which were partially offset by increased service revenue from our product returns and secured processing of end-of-life assets. Our overall service-related verticals continue to grow and become a greater component of our revenue mix. The aforementioned impact on sales has been relatively consistent throughout the year, representing a continued shift to a greater proportional share of service revenue in our sales mix.

Cost of Goods Sold

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$123,098,196	$98,879,961	$24,218,235	24.5%
% of consolidated sales	76.7%	74.9%

Consumer	$110,942,439	$82,485,812	$28,456,627	34.5%
% of consumer sales	88.7%	87.8%

Commercial	$12,155,757	$16,394,149	$(4,238,392)	(25.9)%
% of commercial sales	34.2%	43.0%

Consolidated

Cost of goods sold increased by $24,218,235, or 24.5%, during the nine months ended September 30, 2025, to $123,098,196, as compared to $98,879,961 during the same period in Fiscal 2024.

Consumer Segment

Cost of goods sold in the consumer segment increased by $28,456,627, or 34.5%, during the nine months ended September 30, 2025, to $110,942,439, as compared to $82,485,812 during the same period in Fiscal 2024. The change was primarily attributed to the aforementioned higher sales volumes and rising gold prices compared to the same period in Fiscal 2024.

Cost of goods sold as a percentage of sales was 88.7% during the nine months ended September 30, 2025, as compared to 87.8% during the nine months ended September 30, 2024. The change was primarily attributed to a greater mix of lower margin wholesale precious metals transactions in our overall cost of goods sold and incrementally from product mix at our retail stores.

Commercial Segment

Cost of goods sold in the commercial segment decreased by $4,238,392, or 25.9%, during the nine months ended September 30, 2025, to $12,155,757, as compared to $16,394,149 during the same period in Fiscal 2024. The change was primarily attributed to the impact from less ITAD revenue share settlements and incrementally from the recognition of costs associated with the sale of trade-in related personal technology assets. While sales decreased on our electronic scrap grades and associated recoveries, it did not correspondingly decrease the recognition of costs as a result of the mix of assets being sold.

Cost of goods sold as a percentage of sales was 34.2% during the nine months ended September 30, 2025, as compared to 43.0% during the nine months ended September 30, 2024. The change was primarily attributed to favorable margins on ITAD revenue share settlements and trade-in product mix, which was partially offset by lower margins associated with sales associated with our sales of electronic waste and associated recoveries.

Gross Margin

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$37,423,877	$33,174,380	$4,249,497	12.8%
% of consolidated sales	23.3%	25.1%

Consumer	$14,069,959	$11,486,833	$2,583,126	22.5%
% of consumer sales	11.3%	12.2%

Commercial	$23,353,918	$21,687,547	$1,666,371	7.7%
% of commercial sales	65.8%	57.0%

Consolidated

Gross margin increased by $4,249,497, or 12.8%, during the nine months ended September 30, 2025, to $37,423,877, as compared to $33,174,380 during the same period in Fiscal 2024.

Consumer Segment

Gross margin in the consumer segment increased by $2,583,126, or 22.5%, during the nine months ended September 30, 2025, to $14,069,959, as compared to $11,486,833 during the same period in Fiscal 2024. The net impact of the aforementioned increase in sales of $31,039,753 and increase in cost of goods sold of $28,456,627 resulted in the $2,583,126 increase in gross margin.

Commercial Segment

Gross margin in the commercial segment increased by $1,666,371, or 7.7%, during the nine months ended September 30, 2025, to $23,353,918, as compared to $21,687,547 during the same period in Fiscal 2024. The net impact of the aforementioned decrease in sales of $2,572,021 and decrease in cost of goods sold of $4,238,392 resulted in the $1,666,371 increase in gross margin.

Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$25,470,207	$25,784,012	$(313,805)	(1.2)%
% of consolidated sales	15.9%	19.5%

Consumer	$11,451,215	$11,186,939	$264,276	2.4%
% of consumer sales	9.2%	11.9%

Commercial	$14,018,992	$14,597,073	$(578,081)	(4.0)%
% of commercial sales	39.5%	38.3%

Consolidated

Selling, general and administrative expense decreased by $313,805, or 1.2%, during the nine months ended September 30, 2025, to $25,470,207, as compared to $25,784,012 during the same period in Fiscal 2024.

Consumer Segment

Selling, general and administrative expense in the consumer segment increased by $264,276, or 2.4%, during the nine months ended September 30, 2025, to $11,451,215, as compared to $11,186,939 during the same period in Fiscal 2024. The change was primarily attributed to the full cost structures related to our new stores and partially offset by a reduction in costs associated with store onboarding and initial marketing that occurred in the same period in Fiscal 2024 along with select reductions in production human-capital costs.

Commercial Segment

Selling, general and administrative expense in the commercial segment decreased by $578,081, or 4.0%, during the nine months ended September 30, 2025, to $14,018,992, as compared to $14,597,073 during the same period in Fiscal 2024. The change was primarily attributed to a reduction in variable-cost production expenses of which human-capital costs were a significant component along with a reduction in lease costs from the closure of our Arizona ITAD facility, which occurred in the later part of the second quarter of Fiscal 2025. We began diverting inbound asset flow prior to closure and we fully absorbed the asset flow from the former Arizona ITAD facility into our Texas ITAD facility in the third quarter of 2025.

Depreciation and Amortization

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$1,378,276	$1,120,611	$257,665	23.0%
% of consolidated sales	0.9%	0.8%

Consumer	$579,585	$356,851	$222,734	62.4%
% of consumer sales	0.5%	0.4%

Commercial	$798,691	$763,760	$34,931	4.6%
% of commercial sales	2.2%	2.0%

Consolidated

Depreciation and amortization expense increased by $257,665, or 23.0%, during the nine months ended September 30, 2025, to $1,378,276, as compared to $1,120,611 during the same period in Fiscal 2024.

Consumer Segment

Depreciation and amortization expense in the consumer segment increased by $222,734, or 62.4%, during the nine months ended September 30, 2025, to $579,585, as compared to $356,851 during the same period in Fiscal 2024. The change was primarily attributed to the depreciation of assets placed into service related to our new retail stores.

Commercial Segment

Depreciation and amortization expense in the commercial segment increased by $34,931, or 4.6%, during the nine months ended September 30, 2025, to $798,691, as compared to $763,760 during the same period in Fiscal 2024. There was no material impact from assets capitalized or reaching maturity in each comparative period, and as such, no discussion point.

Other Income (Expense)

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$833,498	$804,296	$29,202	3.6%
% of consolidated sales	0.5%	0.6%

Consumer	$261,870	$78,510	$183,360	233.5%
% of consumer sales	0.2%	0.1%

Commercial	$571,628	$725,786	$(154,158)	(21.2)%
% of commercial sales	1.6%	1.9%

Consolidated

Other income increased by $29,202, or 3.6%, during the nine months ended September 30, 2025, to $833,498, as compared to $804,296 during the same period in Fiscal 2024.

Consumer Segment

Other income in the consumer segment increased by $183,360, or 233.5%, during the nine months ended September 30, 2025, to $261,870, as compared to $78,510 during the same period in Fiscal 2024. The change was primarily attributable to the proportionate share of earned dividend and interest income. While our earned interest rate has reduced, our overall cash balances are higher, resulting in incrementally higher earned income on excess cash balances. Excess cash balances are now aggregated at the corporate level to optimize earnings as opposed to being held at the segment level. This resulted in higher segment earned income on excess cash balances. The segment also received an employee retention credit in Fiscal 2025, and Fiscal 2024 included the proportionate share of income from a settlement for repairs related to our corporate headquarters. The impact of dividend and interest income is referenced below.

Dividend income comprised $51,069 and $0 of other income during the nine months ended September 30, 2025 and 2024, respectively. Interest income comprised $114,339 and $10 of other income during the nine months ended September 30, 2025 and 2024, respectively.

Commercial Segment

Other income in the commercial segment decreased by $154,158, or 21.2%, during the nine months ended September 30, 2025, to $571,628, as compared to $725,786 during the same period in Fiscal 2024. The change was primarily attributable to the proportionate share of earned dividend and interest income. While our earned interest rate has reduced, our overall cash balances are higher, resulting in incrementally higher earned income on excess cash balances. Excess cash balances are now aggregated at the corporate level to optimize earnings as opposed to being held at the segment level. This resulted in lower segment earned income on excess cash balances. Further, the same period in Fiscal 2024 included the proportionate share of income from a settlement for repairs related to our corporate headquarters. The impact of dividend and interest income is referenced below.

Dividend income comprised $172,596 and $0 of other income during the nine months ended September 30, 2025 and 2024, respectively. Interest income comprised $340,404 and $599,774 of other income during the nine months ended September 30, 2025 and 2024, respectively.

Interest Expense

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$(318,306)	$(336,134)	$17,828	(5.3)%
% of consolidated sales	(0.2)%	(0.3)%

Consumer	$(161,469)	$(171,584)	$10,115	(5.9)%
% of consumer sales	(0.1)%	(0.2)%

Commercial	$(156,837)	$(164,550)	$7,713	(4.7)%
% of commercial sales	(0.4)%	(0.4)%

Consolidated

Interest expense decreased by $17,828, or 5.3%, during the nine months ended September 30, 2025, to $318,306, as compared to $336,134 during the same period in Fiscal 2024.

Consumer Segment

Interest expense in the consumer segment decreased by $10,115, or 5.9%, during the nine months ended September 30, 2025, to $161,469, as compared to $171,584 during the same period in Fiscal 2024. There was no material change in debt amortization from the same period in Fiscal 2024, and as such, no discussion point.

Commercial Segment

Interest expense in the commercial segment decreased by $7,713, or 4.7%, during the nine months ended September 30, 2025, to $156,837, as compared to $164,550 during the same period in Fiscal 2024. There was no material change in debt amortization from the same period in Fiscal 2024, and as such, no discussion point.

Income Tax (Expense) Benefit

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$(2,487,920)	$(1,581,162)	$(906,758)	57.3%
% of consolidated sales	(1.5)%	(1.2)%

Consumer	$(479,961)	$33,706	$(513,667)	NM
% of consumer sales	(0.4)%	0.0%

Commercial	$(2,007,959)	$(1,614,868)	$(393,091)	24.3%
% of commercial sales	(5.7)%	(4.2)%

NM – Not Meaningful

Consolidated

Income tax expense increased by $906,758, or 57.3%, during the nine months ended September 30, 2025, to $2,487,920, as compared to $1,581,162 during the same period in Fiscal 2024. Currently, the Company has a deferred tax liability reflecting a future obligation to pay taxes. The Company has a federal tax rate of approximately 21.0%, in addition to other state and local taxes, on net income. The effective income tax rate was 22.4% and 23.5% for the nine months ended September 30, 2025 and 2024, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the Company’s case for the nine months ended September 30, 2025 and 2024.

Net Income (Loss)

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$8,602,666	$5,156,757	$3,445,909	66.8%
% of consolidated sales	5.4%	3.9%

Consumer	$1,659,599	$(116,325)	$1,775,924	NM
% of consumer sales	1.3%	(0.1)%

Commercial	$6,943,067	$5,273,082	$1,669,985	31.7%
% of commercial sales	19.6%	13.8%

NM – Not Meaningful

Consolidated

Net income increased by $3,445,909, or 66.8%, during the nine months ended September 30, 2025, to $8,602,666, as compared to $5,156,757 during the same period in Fiscal 2024.

Consumer Segment

Net income (loss) increased in the consumer segment by $1,775,924, during the nine months ended September 30, 2025, to net income of $1,659,599, as compared to net loss of $116,325 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of the Nine Months Ended September 30, 2025 and 2024 for further details.

Commercial Segment

Net income increased in the commercial segment by $1,669,985, or 31.7%, during the nine months ended September 30, 2025, to $6,943,067, as compared to $5,273,082 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of the Nine Months Ended September 30, 2025 and 2024 for further details.

Earnings Per Share

The following table depicts the Company’s earnings per share:

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

Consolidated	$0.33	$0.20	$0.13	65.0%

Consolidated

Basic and diluted earnings per share attributable to holders of our Common Stock increased by $0.13, or 65.0%, during the nine months ended September 30, 2025, to $0.33, as compared to $0.20 during the same period in Fiscal 2024.

Non-U.S. GAAP Financial Measures

Within this management discussion and analysis, we use supplemental measures of our financial performance, which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with U.S. GAAP. When evaluated in conjunction with U.S. GAAP financial measures, the Company believes that these non-U.S. GAAP financial measures add meaningful insight into our financial position, results of operations, liquidity, and ability to meet financial obligations.

These non-U.S. GAAP financial measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with U.S. GAAP. Each of these non-U.S. GAAP financial measures is not calculated in the same manner by all companies and, accordingly, may not be an appropriate measure for comparing performance among different companies. The Company also presents certain non-U.S. GAAP financial measures and its nearest financial measure utilizing U.S. GAAP for the trailing four quarters period ended September 30, 2025. Management considers the trailing four quarters period ended September 30, 2025, to be helpful in understanding historical financial results, trends, and the calculation of leverage ratios. The non-U.S. GAAP and U.S. GAAP financial measures for the trailing four quarters period ended September 30, 2025, are compared against the most recent fiscal period ended December 31, 2024, which is the nearest twelve-month reporting period under U.S. GAAP. These financial measure comparisons, along with comparisons utilizing three- and nine-month periods for non-U.S. GAAP and its nearest financial measure utilizing U.S. GAAP may differ materially from those reported for the fiscal period ended December 31, 2025.

We have included the definitions of our non-U.S. GAAP financial measures and reconciliations to the most comparable U.S. GAAP financial measures in the following tables below.

Adjusted EBITDA and Adjusted EBITDAR

Adjusted EBITDA is defined as the sum of (i) net income (loss) of the Company, adjusted for additions (deductions) of (ii) interest expense, (iii) other (income) expense, (iv) income tax expense (benefit), and (v) depreciation and amortization. Management considers Adjusted EBITDA to be a key financial measure to assess our overall operating performance.

Adjusted EBITDAR is defined as (i) Adjusted EBITDA plus (ii) minimum fixed rent expense for properties occupied under operating leases. Management considers Adjusted EBITDAR to be a key financial measure to assess our overall operating performance, excluding the impact of variability in leasing methods and capital structures. These measures are also inputs into the Company’s leverage ratios.

The Company’s Adjusted EBITDA and Adjusted EBITDAR are considered non-U.S. GAAP financial measures and are not calculated in accordance with, or preferable to, “net income” or other financial measures of operating performance calculated in accordance with U.S. GAAP.

The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to the most comparable U.S. GAAP financial measure for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net income (loss)	$947,134	$2,409,786	$3,356,920	$(26,843)	$1,711,882	$1,685,039
Addition (deduction):
Depreciation and amortization	203,349	269,175	472,524	150,657	264,122	414,779
Other income	(104,863)	(128,779)	(233,642)	(62,502)	(277,849)	(340,351)
Interest expense	53,429	52,328	105,757	51,486	54,653	106,139
Income tax expense (benefit)	274,139	698,354	972,493	(122,464)	692,109	569,645

	$1,373,188	$3,300,864	$4,674,052	$(9,666)	$2,444,917	$2,435,251

Adjusted EBITDAR Reconciliation:
Adjusted EBITDA	$1,373,188	$3,300,864	$4,674,052	$(9,666)	$2,444,917	$2,435,251
Addition:
Rent expense(1)	286,594	343,992	630,586	200,220	339,654	539,874

	$1,659,782	$3,644,856	$5,304,638	$190,554	$2,784,571	$2,975,125
(1)	The table below depicts the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable U.S. GAAP financial measure for the three months ended September 30, 2025, and September 30, 2024:

	Three Months Ended September 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Total lease costs, per ASC 842	$350,311	$421,413	$771,724	$298,880	$547,722	$846,602
Less: variable lease cost	(62,802)	(40,880)	(103,682)	(56,433)	(162,320)	(218,753)
Less: short-term lease cost	(915)	(36,541)	(37,456)	(42,227)	(45,748)	(87,975)

	$286,594	$343,992	$630,586	$200,220	$339,654	$539,874

The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to the most comparable U.S. GAAP financial measure for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net income (loss)	$1,659,599	$6,943,067	$8,602,666	$(116,325)	$5,273,082	$5,156,757
Addition (deduction):
Depreciation and amortization	579,585	798,691	1,378,276	356,851	763,760	1,120,611
Other income	(261,870)	(571,628)	(833,498)	(78,510)	(725,786)	(804,296)
Interest expense	161,469	156,837	318,306	171,584	164,550	336,134
Income tax expense (benefit)	479,961	2,007,959	2,487,920	(33,706)	1,614,868	1,581,162

	$2,618,744	$9,334,926	$11,953,670	$299,894	$7,090,474	$7,390,368

Adjusted EBITDAR Reconciliation:
Adjusted EBITDA	$2,618,744	$9,334,926	$11,953,670	$299,894	$7,090,474	$7,390,368
Addition:
Rent expense(1)	830,757	1,007,875	1,838,632	506,245	1,019,625	1,525,870

	$3,449,501	$10,342,801	$13,792,302	$806,139	$8,110,099	$8,916,238
(1)	The table below depicts the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable U.S. GAAP financial measure for the nine months ended September 30, 2025, and September 30, 2024:

	Nine Months Ended September 30,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Total lease costs, per ASC 842	$1,041,296	$1,460,590	$2,501,886	$796,403	$1,602,836	$2,399,239
Less: variable lease cost	(180,671)	(343,675)	(524,346)	(170,206)	(439,469)	(609,675)
Less: short-term lease cost	(29,868)	(109,040)	(138,908)	(119,952)	(143,742)	(263,694)

	$830,757	$1,007,875	$1,838,632	$506,245	$1,019,625	$1,525,870

The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to the most comparable U.S. GAAP financial measure for the trailing four quarters ended September 30, 2025:

	Three Months Ended				Trailing Four Quarters Ended	Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,	December 31,
	2024	2025	2025	2025	2025	2024
Adjusted EBITDA Reconciliation:
Net income	$1,600,302	$2,493,347	$2,752,399	$3,356,920	$10,202,968	$6,757,059
Addition (deduction):
Depreciation and amortization	431,163	445,341	460,411	472,524	1,809,439	1,551,774
Other income	(233,386)	(205,605)	(394,251)	(233,642)	(1,066,884)	(1,037,682)
Interest expense	111,249	106,321	106,228	105,757	429,555	447,383
Income tax expense	410,959	724,358	791,069	972,493	2,898,879	1,992,121

	$2,320,287	$3,563,762	$3,715,856	$4,674,052	$14,273,957	$9,710,655

Adjusted EBITDAR Reconciliation:
Adjusted EBITDA	$2,320,287	$3,563,762	$3,715,856	$4,674,052	$14,273,957	$9,710,655
Addition:
Rent expense(1)	579,195	602,493	605,553	630,586	2,417,827	2,105,065

	$2,899,482	$4,166,255	$4,321,409	$5,304,638	$16,691,784	$11,815,720
(1)	The table below depicts the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable U.S. GAAP financial measure for the trailing four quarter ended September 30, 2025, and September 30, 2024:

	Three Months Ended				Trailing Four Quarters Ended	Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,	December 31,
	2024	2025	2025	2025	2025	2024
Total lease costs, per ASC 842	$861,214	$878,336	$851,827	$771,724	$3,363,101	$3,260,453
Less: variable lease cost	(198,286)	(205,581)	(215,083)	(103,682)	(722,632)	(807,961)
Less: short-term lease cost	(83,733)	(70,262)	(31,191)	(37,456)	(222,642)	(347,427)

	$579,195	$602,493	$605,553	$630,586	$2,417,827	$2,105,065

Debt to Adjusted EBITDA and Net Debt to Adjusted EBITDA Leverage Ratios

The Company’s Debt to Adjusted EBITDA Leverage Ratio is defined as the Company’s (i) Debt Obligations divided by (ii) Adjusted EBITDA. Debt Obligations are defined as the sum of amounts outstanding under notes payable balances.

The Company’s Net Debt to Adjusted EBITDA Leverage Ratio is defined as the Company’s (i) Net Debt Obligations divided by (ii) Adjusted EBITDA. Net Debt Obligations are defined as the difference between the Company’s (i) Debt Obligations and (ii) Total Cash.

Management considers these financial measures to be helpful in understanding the Company’s ability to service Debt Obligations, excluding and including the impact of Total Cash available to service such obligations.

The Company’s Debt to Adjusted Leverage Ratio and Net Debt to Adjusted EBITDA Leverage Ratio are considered non-U.S. GAAP financial measures and are not calculated in accordance with, or preferable to, other financial measures utilized to assess our ability to service “notes payable” in accordance with U.S. GAAP. The Company considers the Debt to Net Income Leverage Ratio defined as (i) Debt Obligations divided by (ii) net income to be the representative financial measure of our ability to service “notes payable” utilizing U.S. GAAP derived financial statement balances and is incorporated into the presentation below.

The following table reconciles components of the Debt to Adjusted EBITDA Leverage Ratio and Net Debt to Adjusted EBITDA Leverage Ratio for the trailing four quarters ended September 30, 2025 and for the year ended December 31, 2024:

		September 30,		December 31,
		2025		2024

Debt Obligations	(a)	$12,485,632		$13,522,179
Total Cash		(24,424,414)		(20,609,003)

Net Debt Obligations	(b)	$(11,938,782)		$(7,086,824)

Net income (1)	(c)	$10,202,968		$6,757,059
Adjusted EBITDA (1)	(d)	$14,273,957		$9,710,655

Leverage Ratios
Debt to Net Income Leverage: (a) divided by (c)		1.22	x	2.00	x

Debt to Adjusted EBITDA Leverage: (a) divided by (d)		0.87	x	1.39	x
Net Debt to Adjusted EBITDA Leverage: (b) divided by (d)		(0.84)	x	(0.73)	x
(1)	The presentation of net income and Adjusted EBITDAR for September 30, 2025, represents the total amount of net income and Adjusted EBITDAR for the trailing four quarters ended September 30, 2025.

Adjusted Debt to Adjusted EBITDAR Leverage and Adjusted Net Debt to Adjusted EBITDAR Leverage Ratios

The Company’s Adjusted Debt to Adjusted EBITDAR Leverage Ratio is defined as the Company’s (i) Adjusted Debt Obligations divided by (ii) Adjusted EBITDAR. Adjusted Debt Obligations are defined as the sum of the Company’s (i) Debt Obligations and (ii) operating lease liabilities.

The Company’s Adjusted Net Debt to Adjusted EBITDAR Leverage Ratio is defined as the Company’s (i) Adjusted Net Debt Obligations divided by (ii) Adjusted EBITDAR. Adjusted Net Debt Obligations are defined as the difference between the Company’s (i) Adjusted Debt Obligations and (ii) Total Cash.

Management considers these financial measures to be helpful in understanding the Company’s ability to service debt and operating lease obligations, excluding and including the impact of Total Cash available to service such obligations.

The Company’s Adjusted Debt to Adjusted EBITDAR Leverage Ratio and Adjusted Net Debt to Adjusted EBITDAR Leverage Ratio are considered non-U.S. GAAP financial measures and are not calculated in accordance with, or preferable to, other financial measures utilized to assess our ability to service “notes payable” and “operating lease liabilities” in accordance with U.S. GAAP. The Company considers the Adjusted Debt to Net Income Leverage Ratio, defined as the sum of (i) Debt Obligations and (ii) operating lease liabilities divided by (iii) net income, to be the representative financial measure of our ability to service “notes payable” and “operating leases” utilizing U.S. GAAP derived financial statement balances and is incorporated into the presentation below.

The following table reconciles components of the Adjusted Debt to Adjusted EBITDAR Leverage Ratio and Adjusted Net Debt to Adjusted EBITDAR Leverage Ratio for the trailing four quarters ended September 30, 2025 and for the year ended December 31, 2024:

		September 30,		December 31,
		2025		2024

Debt Obligations		$12,485,632		$13,522,179
Operating lease liabilities		10,478,105		4,847,894

Adjusted Debt Obligations	(a)	$22,963,737		$18,370,073
Total Cash		24,424,414		20,609,003

Adjusted Net Debt Obligations	(b)	$(1,460,677)		$(2,238,930)

Net income (1)	(c)	$10,202,968		$6,757,059
Adjusted EBITDAR (1)	(d)	$16,691,784		$11,815,720

Adjusted Leverage Ratios
Adjusted Debt to Net Income Leverage: (a) divided by (c)		2.25	x	2.72	x

Adjusted Debt to Adjusted EBITDAR Leverage: (a) divided by (d)		1.38	x	1.55	x
Adjusted Net Debt to Adjusted EBITDAR Leverage: (b) divided by (d)		(0.09)	x	(0.19)	x
(1)	The presentation of net income and Adjusted EBITDAR for September 30, 2025, represents the total amount of net income and Adjusted EBITDAR for the trailing four quarters ended September 30, 2025.

Net Cash

Net Cash is defined as the difference between the Company’s (i) cash and cash equivalents (“Total Cash”) and (ii) Debt Obligations. Management considers this financial measure to be helpful in understanding the Company’s liquidity.

The Company’s Net Cash is considered a non-U.S. GAAP financial measure and is not calculated in accordance with, or preferable to, “cash and cash equivalents” and amounts outstanding under “notes payable” balances or other financial measures of liquidity calculated in accordance with U.S. GAAP.

The following table reconciles Net Cash to its comparable U.S. GAAP financial measures:

	September 30,	December 31,
	2025	2024

Total Cash	$24,424,414	$20,609,003
Less: Debt Obligations	(12,485,632)	(13,522,179)

	$11,938,782	$7,086,824

Free Cash Flow

Free Cash Flow is defined as the difference between the Company’s (i) net cash provided by operations (“Operating Cash Flow”) and (ii) Capital Expenditures.

Management considers this financial measure to be helpful in understanding the amount of Free Cash Flow that the Company can utilize to meet its financing needs.

The Company’s Free Cash Flow is considered a non-U.S. GAAP financial measure and is not calculated in accordance with, or preferable to, “net cash provided by operations” or other financial measures of cash flow available to meet financing needs calculated in accordance with U.S. GAAP.

The following table reconciles Free Cash Flow to the comparable U.S. GAAP financial measures for the three months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,
	2025	2024

Operating Cash Flow	$2,403,744	$3,447,502
Capital Expenditures	(205,963)	(1,995,696)

	$2,197,781	$1,451,806

The following table reconciles Free Cash Flow to the comparable U.S. GAAP financial measures for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended September 30,
	2025	2024

Operating Cash Flow	$6,126,338	$6,449,764
Capital Expenditures	(1,088,122)	(3,257,717)

	$5,038,216	$3,192,047

The following table reconciles Free Cash Flow to the comparable U.S. GAAP financial measures for the trailing four quarters ended September 30, 2025 and for the year ended December 31, 2024:

	Three Months Ended				Trailing Four Quarters Ended	Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,	December 31,
	2024	2025	2025	2025	2025	2024
Operating Cash Flow	$3,740,876	$1,131,057	$2,591,537	$2,403,744	$9,867,214	$10,190,640
Capital Expenditures	(500,687)	(384,987)	(497,172)	(205,963)	(1,588,809)	(3,160,608)

	$3,240,189	$746,070	$2,094,365	$2,197,781	$8,278,405	$7,030,032

Liquidity and Capital Resources

The following table summarizes the Company’s condensed consolidated statement of cash flows:

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Net cash provided by (used in):
Operating activities	$6,126,338	$6,449,764	$(323,426)	(5.0)%
Investing activities	(1,085,472)	(3,260,717)	2,175,245	(66.7)%
Financing activities	(1,225,455)	(3,290,701)	2,065,246	(62.8)%

Net increase (decrease) in cash and cash equivalents	$3,815,411	$(101,654)	$3,917,065	NM

NM – Not Meaningful

Operating Activities

Cash flows provided by operations decreased by $323,426, or 5.0%, during the nine months ended September 30, 2025, to $6,126,338, as compared to $6,449,764 during the same period in Fiscal 2024. The decrease in cash provided by operations was primarily attributed to an increase in net income, certain non-cash adjustments to reconcile net income to operating cash flow (as detailed in the condensed consolidated statements of cash flows), and the following significant net changes in cash associated with operating assets and liabilities, from the nine months ended September 30, 2024 to the same period during Fiscal 2025:

●	Accounts receivable: a $4,271,963 net increase primarily attributed to our consumer segment, resulting from a large wholesale precious metal receivable being present in the same period in Fiscal 2024, which relieved thereafter.
●	Inventories: a $2,566,317 net decrease primarily attributed to our consumer segment, resulting from a lesser increase in inventory in Fiscal 2025 than from that incurred in the same period in Fiscal 2024. In the Fiscal 2024 period, the consumer segment had greater purchases of inventory to support the onboarding of our new stores.
●	Prepaid expenses: a $499,581 net increase primarily attributed to our commercial segment, resulting from incurring costs in Fiscal 2025 to obtain a contract, which was partially offset by a reduction in prepaid freight associated with our ITAD revenue share settlements in the same period in Fiscal 2024.
●	Accrued expenses: a $1,094,859 net decrease primarily attributed to our commercial segment, resulting from a reduction in liabilities associated with unvouchered inventory in Fiscal 2025, which was partially offset by an increase in accrued state and federal income tax expense held on our corporate ledger in Fiscal 2025.
●	Other liabilities: a $2,127,818 net decrease primarily attributed to our consumer segment, resulting from a significant increase in customer deposits in Fiscal 2024, which relieved thereafter.

Investing Activities

Cash flows (used in) investing activities decreased by $2,175,245, or 66.7%, during the nine months ended September 30, 2025, to $1,085,472, as compared to $3,260,717 during the same period in Fiscal 2024. The decrease in cash (used in) investing activities during the nine months ended September 30, 2025, was primarily impacted by more significant capital being deployed on ERP development, new store build-outs, and an associated real estate purchase for one of our Arizona locations in the same period in Fiscal 2024. Fiscal 2025 expenditures have primarily related to improvements to our corporate headquarters and new store-related improvements.

Financing Activities

Cash flows (used in) financing activities decreased by $2,065,246, or 62.8%, during the nine months ended September 30, 2025, to $1,225,455, as compared to $3,290,701 during the same period in Fiscal 2024. The decrease in cash (used in) financing activities during the nine months ended September 30, 2025, was primarily due to a reduction in share buybacks during Fiscal 2025. This reduction was partially offset by an increase in payments on notes payable in Fiscal 2025.

Capital Resources

Although the Company has access to a line of credit our primary source of liquidity and capital resources currently consist of cash generated from our operating activities. We do not anticipate the need to fund our operations via the line of credit and we do not have any amounts drawn as of September 30, 2025. We have historically renewed, extended, or replaced short-term debt as it matures, and management believes that we will be able to continue to do so in the near future.

Capital Expenditures

In Fiscal 2025, the Company is focused on optimizing our new store performance, along with the continued focus on growing our Commercial business organically and evaluating opportunities for strategic growth. The Company continuously monitors the deployment of capital and primarily funds capital expenditures through cash flow from operating activities. Where appropriate, the Company may use debt financing on select projects. When this occurs, the Company further evaluates future cash flows of the project to ensure the debt tenure and pay-back period are in alignment, as well as the appropriateness of the rate of return. As of September 30, 2025, the Company had no commitments for capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases

The following lists the repurchase of Company shares for the three months ended September 30, 2025:

	Total Number of
	Shares Purchased			Maximum Number
	as Part of Publicly			of Shares that May
	Announced Plan	Average Price	Total Price	Yet be Purchased
Fiscal Period	or Program (1) (2)	Paid Per Share ($)	Paid	Under the Plan (1)
Balance as of June 30, 2025	949,593	$4.94	$4,690,149	150,407

July 1 - 31, 2025	8,134	5.93	48,218	142,273
August 1 - 31, 2025	3,428	5.65	19,364	138,845
September 1 - 30, 2025	—	—	—	138,845

Balance as of September 30, 2025	961,155	$4.95	$4,757,731	138,845
(1)	All shares were purchased in open-market transactions through the stock repurchase program approved by the Board on March 14, 2023, for the repurchase of up to 1.0 million shares of the Common Stock. On March 27, 2025, the Board authorized the repurchase of an additional 100 thousand shares of the Common Stock, bringing the total authorization under the existing program to 1.1 million shares.
(2)	The stock repurchase program was publicly announced on May 3, 2023, and expires March 31, 2026. Repurchases under the stock repurchase plan began on May 10, 2023.

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

ENVELA CORPORATION
(Registrant)

Date: November 5, 2025	/s/ JOHN G. DELUCA
John G. DeLuca
Chief Financial Officer (Principal Accounting Officer)

G

GLOSSARY OF DEFINED TERMS

The following definitions apply to terms used in this document:

2024 Annual Report	Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025
2025 Plan	2025 Equity Incentive Plan
Adjusted Debt Obligations	Adjusted Debt Obligations represents (i) Debt Obligations plus (ii) operating lease liabilities per the Balance Sheet.
Adjusted Debt to Adjusted EBITDAR Leverage Ratio	The Adjusted Debt to Adjusted EBITDAR Leverage Ratio is a non-U.S. GAAP measure and represents (i) Adjusted Debt Obligations divided by (ii) Adjusted EBITDAR.
Adjusted Debt to Net Income Leverage Ratio	The Adjusted Debt to Net Income Leverage Ratio is a non-U.S. GAAP measure and represents the sum of (i) Debt Obligations and operating lease liabilities (ii) divided by (iii) Adjusted EBITDAR.
Adjusted EBITDA	Adjusted Earnings Before Interest, Tax, Depreciation, and Amortization
Adjusted EBITDAR	Adjusted EBITDAR is a non-U.S. GAAP measure and equals (i) Adjusted EBITDA plus (ii) minimum fixed rent expense for properties occupied under operating leases.
Adjusted Net Debt Obligations	Adjusted Net Debt Obligations is a non-U.S. GAAP measure and represents the difference between (i) Adjusted Debt Obligations per the Balance Sheet and (ii) Total Cash.
Adjusted Net Debt to Adjusted EBITDAR Leverage Ratio	The Adjusted Net Debt to Adjusted EBITDAR Leverage Ratio is a non-U.S. GAAP measure and represents (i) Adjusted Net Debt Obligations divided by (ii) Adjusted EBITDAR.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2024-03	ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
ASU 2025-05	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
ASU 2025-06	Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
Avail Transaction	The acquisition of Avail Recovery Solutions, LLC on October 29, 2021
Board	Board of Directors
Capital Expenditures	Capital Expenditures represent the purchase of (i) property and equipment, and (ii) intangible assets.
CODM	Chief Operating Decision Maker
Common Stock	The Company's common stock, par value $0.01 per share
Company	Envela Corporation, a Nevada corporation, and its subsidiaries
Debt Obligations	Debt Obligations represents amounts outstanding under notes payable balances per the Balance Sheet.
Debt to Adjusted EBITDA Leverage Ratio	The Debt to Adjusted EBITDA Leverage Ratio is a non-U.S. GAAP measure and represents (i) Debt Obligations divided by (ii) Adjusted EBITDA.
Debt to Net Income Leverage Ratio	The Debt to Net Income Leverage Ratio represents the leverage ratio of the Company utilizing the following U.S. GAAP measures: (i) Debt Obligations divided by (ii) Net Income.
Envela	Envela Corporation, a Nevada corporation, and its subsidiaries
Exchange Act	Securities Exchange Act of 1934
Financial Statements	The Related Condensed Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows
Fiscal 2024	Fiscal year ended December 31, 2024
Fiscal 2025	Fiscal year ended December 31, 2025
Form 10-Q	Form 10-Q for the three and nine months ended September 30, 2025
Free Cash Flow	Free Cash Flow is a non-U.S. GAAP measure and represents the difference between the Company’s (i) Operating Cash Flow and (ii) Capital Expenditures.
FSB	Farmer's State Bank of Oakley, Kansas

ISO	Incentive Stock Options
IT	Information Technology
ITAD	Information Technology Asset Disposition
Net Cash	The difference between (i) cash and cash equivalents and (ii) the sum of debt obligations
Net Debt Obligations	Net Debt Obligations is a non-U.S. GAAP measure and represents the difference between (i) Debt Obligations per the Balance Sheet and (ii) Total Cash.
Net Debt to Adjusted EBITDA Leverage Ratio	The Net Debt to Adjusted EBITDA Leverage Ratio is a non-U.S. GAAP measure that represents (i) Net Debt Obligations divided by (ii) Adjusted EBITDA.
NM	Not Meaningful
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act
Operating Cash Flow	Operating Cash Flow measures the amount of cash generated from normal business operations during a specific period and is referred to as net cash provided by operations in the Statement of Cash Flows.
Rent Expense	Minimum fixed rent expense for properties occupied under operating leases.
Scottsdale Transaction	The acquisition of the assets of a bespoke fabricator of jewelry in Scottsdale, Arizona
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933
SOW	Scope of Work
TBT	Texas Bank & Trust
Total Cash	Total Cash represents cash and cash equivalents per the Balance Sheet.
Trailing Four Quarters	The Trailing Four Quarters ended period is defined as the cumulative total amount of the most recent four consecutive fiscal quarters of financial results for the respective reported balance.
U.S.	United States
U.S. Dollar	$
U.S. GAAP	United States Generally Accepted Accounting Principles