Form 10-K
period 2025-12-31
Envela Corp
filed 2026-03-18
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

(972) 587-4049
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	ELA	NYSE American NYSE Texas

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $41.5 million based on the closing sale price as reported on the NYSE American. As of March 17, 2026, there were 25,963,476 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2025 Annual Meeting of, Shareholders which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

INTRODUCTION

References

Unless expressly indicated or the context requires otherwise, the terms “Envela®,” “company,” “we,” “us,” and “our” in this document refer to Envela Corporation, a Nevada corporation, and, where appropriate, its subsidiaries, operating and reportable segments, or brands.

Solely for convenience, our trademarks and tradenames may appear in this Form 10-K without the ® or ™ symbol.

References to fiscal years herein are denoted with the word “Fiscal” and the associated year.

Due to the nature of the recommerce and recycling industry which is heavily predicated on the inbound sourcing of assets and commodities, we define the entity or person in which we procure or consign assets from, provide disposition or product return services to as “business partners” and those that we sell assets or commodities to through our stores, online or wholesale channels or provide certain repair services to as our “customers.”

Presentation of Financial Reporting Periods

As denoted herein, Fiscal 2025 and Fiscal 2024 refer to the twelve-month periods ended December 31, 2025 and 2024, respectively.

As denoted herein, the first, second, third, or fourth quarters refer to the three-month periods ended March 31, June 30, September 30, and December 31 for each respective fiscal year.

As denoted herein, Holiday Months refer to the collective one-month periods ended November 30 and December 31 for each respective fiscal year.

Presentation of Financial Results

The Company’s operations are located within the contiguous United States of America (“U.S”) and its functional and reporting currency is the U.S. Dollar (“$”).

Percentages in tables have been rounded and accordingly may not add up to 100%. Certain financial data may have been rounded. As a result of such rounding, the totals of data presented in this document may vary slightly from the actual arithmetical totals of such data.

Throughout this annual report on Form 10-K for the fiscal year ended December 31, 2025 (this “Form 10-K”), financial data has been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Envela also provides certain additional non-U.S. GAAP measures and performance metrics to provide increased insight into the underlying or relative performance of the business. An explanation of each non-U.S. GAAP measure and performance metric used is provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K and the information incorporated by reference into this Form 10-K include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include forward-looking statements with respect to our business and industry in general. Forward-looking statements can generally be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “could,” “can,” “would,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “goal,” “seek,” “ensure,” “potential,” “opportunity,” “intend,” “predict,” “committed,” “likely,” “continue,” “strive,” “aim,” “scheduled,” “focused on,” “long-term,” “future,” “over time,” “ongoing,” “uncertain,” “moving forward,” or “subject to.” All statements other than statements of historical information provided herein are forward-looking and may contain information about financial results, economic conditions, trends, and known uncertainties.

All forward-looking statements are based on management’s current expectations and beliefs. Forward-looking statements address matters that are subject to risks and uncertainties, many of which are beyond our ability to control or predict. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements. We believe these factors include, but are not limited to, the following:

●	An inability to reasonably budget or forecast our commercial and operational performance and liquidity requirements may make it difficult to meaningfully compare our results of operations between periods;
●	An inability to attract new customers, turn existing customers into repeat customers, maintain relationships with significant business partners, or renew contracts with them on favorable terms;
●	The market for precious metals is inherently unpredictable;
●	An inability to increase retail prices to reflect higher commodity costs;
●	Adverse economic conditions in the U.S. or in other key markets where we sell into may result in declines in consumer confidence and spending;
●	The consumer wholesale and retail jewelry business is seasonal;
●	Intense competition across all markets for our products and services;
●	Demand for our products and services may decrease, and there can be no assurances that the Company will be able to adapt to such decreases;
●	Misjudging consumer demand may strain our operating cash flow and have other negative impacts on our business;
●	Changing consumer buying preferences toward lab-grown diamonds;
●	Consumer acceptance of near-perfect counterfeit products may result in increased competition;
●	The proliferation of near-perfect counterfeit products may erode consumer confidence;
●	The voting power in the Company is substantially controlled by a small number of shareholders, which may, among other things, impede the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to shareholders;
●	Our status as a “controlled company” could make our shares of common stock, par value $0.01 per share (the “Common Stock”), less attractive to some investors or otherwise harm our stock price;
●	The Company is and will be subject to new and existing corporate governance, internal control, and reporting requirements;
●	The Company is subject to maintaining an anti-money laundering (“AML”) compliance program, and the failure to comply could adversely affect the Company’s reputation and ability to obtain merchandise;
●	The conflict-mineral diligence process, the results from that process, and the related reporting obligations could increase costs, adversely affecting the Company’s reputation and our ability to obtain merchandise;

●	Governments may refuse to renew or grant licenses and permits, thus restricting our ability to operate;
●	Changes to environmental, social, and governance (“ESG”) regulations may impact our reputation and financial results;
●	U.S. governmental regulation and environmental, health, and safety requirements may adversely affect our business;
●	The Company’s websites or portals may be vulnerable to security breaches and similar threats, which could result in liability for damages and harm to the Company’s reputation;
●	A failure of our information systems could prevent the Company from effectively managing and controlling operations and serving our business partners and customers;
●	A failure to maintain the security of our business partners', customers', employees', or vendors' information, or to comply with privacy laws, could expose us to litigation, government enforcement actions, and costly response measures;
●	Challenges or failures in maintaining or updating our existing technology, or in implementing new technologies;
●	The Company may be subject to business, compliance, and reputational risks associated with artificial intelligence (“AI”);
●	Outbreaks of epidemics, pandemics, or other public health emergencies have disrupted, and could in the future disrupt our operations;
●	We may incur losses due to unforeseen or catastrophic events, terrorist attacks, extreme weather, or natural disasters;
●	Geopolitical conflicts, military action, and civil unrest could result in global supply chain disruptions and uncertain economic conditions;
●	The impact of inventory shrinkage;
●	We must carefully manage our inventory to prevent a negative impact on our operating cash flows, profitability, and financial condition;
●	The impact of inventory curation related to store expansion may increase our carrying costs, reduce our inventory turnover, and expose us to margin volatility;
●	The failure to protect our reputation;
●	Legal proceedings may cause us to incur unexpected liabilities;
●	Asserting our rights to ownership of our tradenames, trademarks, and other intellectual property may result in unexpected costs, and failure to protect these rights may harm our ability to compete effectively;
●	The impact of implementing accounting standards, rules, and regulations established by the Securities and Exchange Commission (“SEC”), New York Stock Exchange (“NYSE”) American and NYSE Texas could increase our operating costs and result in changes to our financial statements;

●	Changes in liquidity and the ability to secure capital at reasonably economic terms could hinder our ability to operate and expand our business;
●	Sustained high interest rates have increased the cost of borrowing for the Company;
●	The Company’s expansion into new geographic regions may increase the difficulty of hiring and retaining employees across a geographically diverse workforce;

●	The Company’s success depends on its ability to attract, retain, and motivate qualified directors, management, and other skilled employees;
●	Legal or regulatory changes, including, but not limited to, minimum wage increases or changes in salary levels required for certain overtime-exempt positions, may increase the Company’s labor costs;

●	Our business depends significantly on strategies, initiatives, and investments designed to increase sales and profitability, improve operational efficiency, and contain costs;
●	The Company may assume additional liabilities in connection with acquisitions or may be unable to successfully integrate such acquisitions;
●	The success of our online merchandising initiatives for the sale of bullion and luxury hard assets is not assured;
●	Our ability to procure real estate on reasonably economic terms, the timeliness of new store openings, and the risks associated with store placement may be limiting factors in the expansion of our business;
●	Our electronic device and harvested parts business is subject to the risk of declines in value related to changes in consumer preferences, foreign trade risks, export compliance, and the length of time inventory is held;
●	We may incur losses because of a failure to manage and protect our clients’ assets throughout the information technology (“IT”) asset disposition (“ITAD”) process;
●	We may incur higher taxes as a result of changes in tax rules;
●	Various states may assert that the Company is liable for sales and use, commerce, or similar taxes; and
●	We may incur increased costs or loss of certain insurance coverages.

It is difficult to predict the effect of known risk factors on future results, and we cannot anticipate all risk factors that may be important to financial statement readers. Actual results could differ materially from those expressed in the forward-looking statements, and financial statement readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved.

Important risk factors that could cause results or events to differ from current expectations are described under “Item 1A. Risk Factors” below and elsewhere in this Form 10-K, including, without limitation, in conjunction with the forward-looking statements themselves and under “Note 3 – Accounting Policies and Estimates.”  These risk factors are not intended to be an all-encompassing list of risks and uncertainties that may affect our reputation, financial condition, results of operations, or liquidity.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company expressly disclaims an obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

OVERVIEW

Envela is a leading provider of recommerce and recycling services at the forefront of the circular economy. Motivated by building long-lasting relationships rooted in trust and transparency, Envela’s brands address a broad range of sustainability and value-driven initiatives that impact consumers and businesses alike. Our core business lines focus on extending product lifespans by buying and selling goods in the secondary market. The Company is primarily comprised of two key operating and reportable segments: consumer and commercial. The consumer segment focuses on selling authenticated luxury goods, including pre-owned and repurposed fine jewelry, diamonds, gemstones, luxury watches, and secondary-market bullion. At the same time, the commercial segment provides solutions for ITAD and product returns, as well as the de-manufacturing of end-of-life electronic assets, the reclamation of base and precious metals, and other saleable materials. Envela’s subsidiaries are trusted partners for those seeking responsible value in the disposition or acquisition of technology, metals, and luxury hard assets, with each reportable segment contributing to decarbonization and value creation in its own unique way.

Consumer Segment

Our consumer segment is a retail organization that operates several brands specializing in the buying and selling of pre-owned luxury hard assets. Our ability to understand new market trends while also paying homage to the past with vintage pieces makes us the destination of choice for customers seeking sustainable, value-driven purchases of some of the world’s most iconic brands. Our team of experts provides a straightforward process for buying and selling items, along with guidance that helps ensure customers feel informed and confident in their decisions. We also offer our customers a unique buying experience, as our jewelry designers introduce sustainably sourced diamonds and gemstones into the manufacturing process, resulting in a diverse assortment of modern designs at achievable price points. The division was formed through the consolidation of multiple retail merchants, with its roots tracing back more than half a century to the founding of its earliest predecessor in 1972.

The Company has long been associated with precious metals, trading silver since 1972 and gold since the repeal of the U.S. law limiting gold ownership in 1974. Our connection to minting bullion began in the late 1970s. Today, this rich history continues, as the Company remains a leading provider of sustainable precious-metals products.

Commercial Segment

Our commercial segment operates in multiple sustainability verticals focused on the responsible disposition of end-of-life technology assets. Our electronics recycling business was originally founded in 2009 to meet the demand for responsible electronic waste disposal. We focus on adhering to regulations and industry standards to ensure proper de-manufacturing and recycling of electronic devices. Our approach prioritizes reclaiming and reusing materials, preventing them from ending up in landfills. Our ITAD business, tracing its origins back to its earliest predecessor in 2007, is dedicated to unlocking the value of consumer electronics within the circular economy. We specialize in assisting businesses with the end-of-life management of their IT assets, including data destruction, asset refurbishment, and remarketing. Our commercial segment also provides detailed asset disposition data, enabling our business partners to address their sustainability goals and responsibilities to internal and external stakeholders. We also provide product return services to retailers and global electronics manufacturers.

BUSINESS DEVELOPMENTS

Since our founding in 1965, we have consistently evolved, adapting to market changes, while our commitment to sustainability has been at the core of our brand’s success. Fiscal 2025 was our diamond jubilee, marking 60 years of continuous operations and delivering value to stakeholders. While we look forward to the journey ahead, we remain grounded in our core principles of providing best-in-class service, upholding our sustainability principles, and evolving our business models to exceed the expectations of our discerning customers. Detailed below are significant business developments that impacted the fiscal years ending December 31, 2025 and 2024:

Consumer Segment

In Fiscal 2025, we continued our expansion by adding 1 store, marking the culmination of our initiative to open 7 stores. During the year, we focused on optimizing the performance of our new stores while also maintaining strong engagement with business partners and customers throughout our business verticals and strategically planning for further growth opportunities.

In Fiscal 2024, we rapidly expanded our brick-and-mortar footprint by opening 5 stores under our Four Nines brand, which also features Bijoux Exchange™, an in-store buying platform. Our Bijoux Exchange brand is an in-store buying platform predicated on the store-within-a-store concept. Personnel are dedicated to working with our business partners who are seeking to monetize their luxury hard assets due to changes in style, damage, financial need, or life events.

Commercial Segment

In Fiscal 2025, we experienced the full impact of greater diversification from business lines that required the outright procurement of technology to those involving fee-for-service, which strengthened our margins. We also continued with our disciplined approach to cost containment.

In Fiscal 2024, we completed our corporate-wide enterprise resource planning (“ERP”) system implementation, which enhanced reporting capabilities and business intelligence platforms, with a primary focus on our commercial segment. The fourth quarter saw an uptick in our fee-for-service relationships, a trend that carried into Fiscal 2025. These fee-for-service relationships allow our business partners to outsource the management of testing and packaging of items for resale while maintaining custody of their inventory.

MARKET

Each of the Company’s reportable segments faces unique market conditions that affect its operations. These competitive conditions may adversely affect the Company’s financial condition, results of operations, and its ability to expand and execute its business strategy.

Consumer Segment

Opportunity

Detailed below are the key underlying market dynamics that drive our product and service offerings, engagement strategies, and interactions in these markets:

Fine Jewelry

Underpinning the fine jewelry market are changing consumer preferences. Consumers are being drawn to sustainability-driven brands whose digital and brick-and-mortar buying experiences are fully aligned. We believe our brands offer a compelling buying option for consumers seeking exceptional value and sustainably driven luxury hard assets. We continue to seek opportunities to further build out our omnichannel marketing capabilities to enhance our buying and selling capabilities. We are passionate about our store aesthetics and providing a luxury retail store experience. Our stores are ideally located, secure, staffed with product and authentication experts, and provide access to the world’s most iconic brands. Our primary interaction in the fine jewelry market centers on our in-store buying and selling experience, which provides an opportunity for business partners and customers to interact with product specialists to either value an asset for sale to us or find a piece that fits their style at their intended price point.

Gold and Silver Bullion

The gold and silver bullion markets are driven by macroeconomic forces, geopolitical factors, and shifting investment paradigms that drive investors into safe-haven metals. While institutional investors drive large-scale transactions, retail investors participate through smaller-denomination transactions. Silver also provides a unique demand thesis as it is also utilized in industrial applications. Its demand in industrial applications is being driven by battery energy storage, AI-driven data centers, and electric vehicles. Our primary interaction in the bullion market is twofold: we provide feedstock to refiners via unset fine jewelry and through the buying and selling of secondary market bullion. Our bullion products are marketed through our stores and via our online platform.

Luxury Watches

The luxury watch market is driven by a continued rise in wealth, collectability, craftsmanship, and investment interest. Further, demand and pricing within the secondary market for luxury watches can be driven by limited availability. Our primary interaction in the luxury watch market revolves around our in-store buying and selling experience.

Competition

We operate in highly competitive markets in which our customers have significant choices and decision points regarding price, store location, merchandise quality, assortment and presentation, customer service, and promotional activity. Our customers seek to maximize the value of their purchases and fully evaluate the aforementioned considerations. Many online and brick-and-mortar retailers are of significant size with substantial resources. We compete to buy and sell pre-owned luxury hard assets such as fine jewelry, luxury watches, diamonds and gemstones, and bullion against established retailers, auction houses, secondary-market online platforms, and other resale marketplaces. Our sales of outright precious metals to refiners and of diamonds and gemstones to wholesalers take place at near-spot market values and, as such, are not subject to peer competition but are affected by macroeconomic conditions in their respective markets. All our products are sourced domestically.

Differentiation

We believe that we differentiate ourselves from other purveyors through our product authentication process, price competitiveness, efforts to educate buyers and sellers to ensure they are confident in their decision-making process, and by offering an array of well-crafted inventory. We know that transactions within our consumer segment are often tied to life events, milestones, and celebrations, and we seek to exceed expectations through exceptional customer service and value creation.

Commercial Segment

Opportunity

Detailed below are the key underlying market dynamics that drive our product and service offerings, engagement strategies, and interactions in these markets:

Electronic Waste and Personal Technology Assets

The proliferation of electronics in our everyday lives provides ample feedstock for all our verticals. Further, the continued evolution of technology with new series launches contributes to the favorable market trends in which we operate. Within our verticals, we interact with both businesses and individuals, and we have revenue exposure from the sale of secondary technology, services (e.g., logistics, responsible disposition, and product returns), and base- and precious-metal-laden electronic waste. Our products and services are predicated on ensuring that our business partners and customers derive value from their transactions with us, while upholding our commitment to trust, transparency, and responsible disposition of personal technology assets and electronic waste streams. Along with other valuable commodities, our electronic waste streams provide exposure to gold, along with silver, copper, and aluminum, which are listed in the United States Geological Survey’s 2025 list of critical minerals.

Product Returns

Within our service lines, our product returns business offers our business partners the opportunity to remain in custody of assets while we manage the process of testing and readying the asset for reintroduction into the marketplace. The product returns market is driven by higher return rates in online commerce and by our business partners' need for greater support in managing the associated process. Product returns also provide our business partners with greater control over the secondary-market sales of their assets. Our primary interaction in the product returns market is as an outsourced service provider.

Competition

Our competition is primarily in the inbound procurement of IT assets and commodities; however, we also face competition in the sale of IT assets to consumers. We compete for inbound products against large, diversified recyclers as well as other ITAD-specific companies. Our outright sales of IT assets are primarily marketed through online channels, where our customers can compare like goods across a range of purveyors, with select IT assets also sold wholesale into international markets. Our sales of base- and precious-metal-laden materials are priced near spot market values and, as such, are not subject to peer competition but are inherently affected by macroeconomic conditions. The commercial segment’s business is also subject to both multi-year and spot transactions, with multi-year contracts potentially subject to cancellation on short notice.

Differentiation

We believe we differentiate ourselves from other solution providers by offering a full suite of ITAD, trade-in, electronic waste, and product returns services. Further, we are a technology-enabled, compliance-driven business that provides transparency throughout the processing and disposition of assets. Our services are designed to provide comprehensive end-to-end support by managing all aspects of the service delivery model. We can also deliver services throughout the U.S. and internationally, via our relationships with third-party providers.

CYCLICALITY AND SEASONALITY

Each of the Company’s reportable segments has aspects of cyclicality stemming from macroeconomic conditions, consumer behavior, and commodity markets, as well as seasonality within a given fiscal year.

Consumer Segment

The consumer segment business experiences seasonality, with the Holiday Months typically experiencing the highest volumes of the year. However, seasonality is less pronounced than at traditional luxury goods retailers, as our business is underpinned by our wholesale precious metals and bullion business, which is driven by perceptions of global economic trends. Sales in the Holiday Months can be tempered by weather patterns, as our consumer-segment business model is heavily dependent on in-store sales activity.

Commercial Segment

The commercial segment experiences seasonality, with the First Quarter months of January and February typically being the highest-volume months of the year, as a result of our trade-in and product-returns business partners destocking following the Holiday Months.

ENVIRONMENTAL AND SOCIAL IMPACT

We aspire to operate our business with a positive environmental and social impact while ensuring we create value for our shareholders and other stakeholders. We are an environmentally conscious business, as we extend the useful life of technology and luxury hard assets and reduce mills' and refiners' reliance on sourcing materials from extractive industries.

Community

We aim to serve and strengthen the communities we operate in by repurposing dormant infrastructure, creating jobs, increasing the tax base, and selling sustainably sourced products.

Energy Supply and Resource Consumption

We continue to evaluate opportunities within our store operations, processing, and supply chains for opportunities to reduce our environmental footprint.

In Fiscal 2025 and 2024, our consumption of electricity, natural gas, and water represented 0.2% and 0.3% of sales, respectively.

Sustainability

Sustainability is deeply rooted in our corporate strategy and instilled in our company values, as a business partner, employer, community member, and value creator for shareholders.

Consumer Segment

Unlike a traditional retail jewelry business, recommerce requires curating an inventory, which is crucial to attracting and retaining customers, and sourcing a diverse inventory takes time and strategy. Due to our size, we can source most of our products through our in-store buying programs, which also ensures they are sustainably sourced, except in instances where a new setting or repair is needed. Specific to our retail store footprint, we aim to refurbish existing buildings rather than pursue ground-up construction, which requires new building materials and land consumption. Our recent expansionary efforts have focused on acquiring or leasing former retail bank buildings, which not only offer excellent security infrastructure but are also situated in ideal geographic locations.

In Fiscal 2025 and 2024, the consumer segment sold 3.3 and 2.2 metric tons of refining-grade precious metals destined for new products, respectively.

Commercial Segment

We source products through various strategies, including trade-in programs, returns, buybacks, closeouts, and individuals and companies transitioning technologies. We extend the useful lives of IT assets, divert plastic and base-metal waste streams into recycled commodities, and provide precious metal-laden material for refining. As part of our sustainability service offering, we provide traceability of dispositions and ensure we have maximized the recovery of base and precious metals and have taken all steps to reintroduce technology assets back into the marketplace.

In Fiscal 2025 and 2024, the commercial segment sold 921,480 and 1,267,632 individual units of secondary electronics and components, respectively, thereby extending their useful life.

In Fiscal 2025 and 2024, the commercial segment sold 9,158.5 and 12,837.7 metric tons of electronic scrap containing base and precious metals, as well as other saleable materials, destined for new products, respectively.

HUMAN CAPITAL RESOURCES

We are part of a diverse global community, and we aim to reflect that diversity within our team and values. We believe inclusiveness fosters a collaborative culture that allows for differing perspectives, which fuels our ability to innovate as we work to create a more sustainable future.

Employees

Our management policy is to keep employees informed of material decisions that affect them, encourage employee suggestions, and implement them whenever practicable. We are committed to providing equal employment opportunities regardless of race, color, ancestry, religion, sex, national origin, sexual orientation, age, citizenship, marital status, disability, or gender identity or expression. We sometimes rely on independent contractors and temporary personnel to supplement our workforce, primarily in our commercial segment processing facilities. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

In Fiscal 2025 and 2024, we employed 276 and 309 persons, respectively.

Ethics and Compliance

At every level of our Company, we work to create a culture that inspires trust among our employees, with our customers, and in the communities we serve. We empower employees to raise issues and concerns about compliance with our code of conduct, policies, and applicable laws through confidential, third-party reporting channels. We also believe that ethics and compliance enable us to be a business partner of choice, as we are entrusted to substantiate value and authenticity in our consumer segment, while our commercial segment ensures that technology assets are responsibly disposed of or reintroduced into the marketplace in accordance with our clients’ protocols and applicable laws.

Safety

We work to continuously improve all aspects of our safety performance programs. Our approach to safety is proactive and focuses on active leadership, engagement, risk and hazard identification, training, and verifying controls associated with operating equipment and material handling processes are being adhered to. We also track safety performance using industry-standard metrics. Two key safety performance indicators we monitor are the total recordable injury frequency rate (“TRIFR”) and the total lost time injury frequency rate (“LTIFR”).

The following chart depicts our TRIFR and LTIFR for the past 5 fiscal years:

	Fiscal
	2021	2022	2023	2024	2025

TRIFR	1.9	1.0	0.3	0.6	1.0
LTIFR	0.9	1.0	—	0.3	—
(1)	Number of injuries per 200,000 hours worked.

GOVERNMENT REGULATIONS

We use our best efforts to ensure compliance with federal, state, and local laws and regulations, including, but not limited to, those pertaining to the sale of products, environmental matters, consumer protection, consumer privacy, data protection, waste disposal, truth in advertising, labor and employment, employee wages and benefits, health and safety, building and occupancy codes, metal theft, financial reporting and disclosure, public accommodations, and AML laws. The laws and regulations to which we are subject include requirements to obtain permits, approvals, licenses, or other governmental authorizations to engage in new business or maintain our existing operations. If we violate any of these laws or regulations, we may be subject to civil or potentially criminal prosecution, which may result in fines, penalties, or the cessation of business activities. As a result of business expansion and ever-changing regulatory environments, the past amounts expended to maintain compliance may not be indicative of future requirements. We continually monitor the status of laws and regulations and their potential impact on our financial condition and results of operations.

Refer to Item 1A. Risk Factors for further details.

CORPORATE INFORMATION

We were incorporated in Nevada in September 1965. Our Common Stock is currently listed on the NYSE American and NYSE Texas under the symbol “ELA.” Our principal executive offices are located at 1901 Gateway Drive, Irving, Texas 75038, and our telephone number is (972) 587-4049.

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.envela.com when such reports are available on the SEC's website.

We use our website to disclose material non-public information and to comply with our disclosure obligations under Regulation FD. The SEC maintains a website at www.sec.gov that contains reports, proxies, and other information regarding issuers that file electronically with the SEC.

The contents of websites referred to within are not incorporated into this filing. Our references to the URLs of these websites are intended only as inactive textual references.

ITEM 1A. RISK FACTORS

Investment in our Company involves risk. You should carefully consider the risks described below and the other information in this Form 10-K and other filings we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our reputation, financial condition, results of operations, or liquidity. These risks are not the only risks we face. Our business, financial condition, results of operations, or liquidity could also be materially and adversely affected by additional factors that apply to all companies generally, or by risks not currently known to us or that we currently view as immaterial. We can provide no assurance and make no representation that any of our risk mitigation efforts, although we believe them to be reasonable, will be successful.

Risks Related to Budgeting and Forecasting

An inability to reasonably budget or forecast our commercial and operational performance and liquidity requirements may make it difficult to meaningfully compare our results of operations between periods.

Our financial condition and results of operations could vary significantly from quarter to quarter and from year to year due to a variety of factors, many of which are outside our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful or provide significant context. In addition to the risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

●	Our ability to accurately forecast sales and appropriately plan our expenses, capital expenditures, and liquidity;
●	The timing and effectiveness of marketing campaigns;
●	Successful expansion into new markets or expanding relationships with business partners and customers;
●	The effectiveness of business partner and customer retention strategies;
●	Seasonality along with any associated weather disruptions;
●	Macroeconomic conditions; and

●	Our ability to collect payments from customers on a timely basis.

Risks Related to Our Business Relationships

An inability to attract new customers, turn existing customers into repeat customers, maintain relationships with significant business partners, or renew contracts with them on favorable terms.

Our business partner and customer base may be unfavorably impacted by several factors, including, but not limited to:

●	Dissatisfaction with our services and the assortment, pricing, and quality of our products;
●	Intense competition in our markets;
●	Lack of market acceptance or familiarity with our brands, particularly in new geographies or targeted markets.

We expect to continue to expend capital on marketing efforts to acquire and retain business partners and customers, which, if unsuccessful in creating transactional relationships, may have a material adverse effect on our financial condition and results of operations.

Within our commercial segment, the business primarily depends on maintaining relationships and contractual arrangements with major business partners. If our key business partners terminate important transactional arrangements with us or renew contracts on terms less favorable to us, there could be a material adverse effect on our financial condition and results of operations.

Risks Related to Commodity Volatility, Changing Economic Conditions, and Seasonality

The market for precious metals is inherently unpredictable.

Bullion, crafted precious metals, and other precious metal products are purchased and sold based on current market pricing. Bullion and precious metal-laden inventories are subject to market-value changes created by their underlying commodity markets. Several national and international factors are beyond management’s control but may affect margins, customer demand, and transactional volumes. These factors include, but are not limited to, the policies of the U.S. Federal Reserve, inflation rates, global economic uncertainty, refining capacity, and governmental and private mint supply. The Company seeks to reduce its exposure to market volatility through disciplined inventory management procedures. As circumstances permit, the Company may use financial derivative instruments to minimize the impact of market volatility. If commodity markets underlying our bullion- or precious-metal-laden inventory are misjudged, or if our inventory management or hedging strategies are unsuccessful, our business could suffer material adverse consequences.

While jewelry manufacturing is a major driver of gold demand, management believes that gold costs are predominantly driven by investment transactions, which may result in significant cost fluctuations. The Company’s cost of merchandise and potential earnings may be adversely affected by investment market factors that cause gold prices to rise or fall significantly.

A significant portion of the consumer segment’s profits is generated by buying and selling pre-owned fine jewelry and other precious metal-laden products. Significant price fluctuations in precious metals, especially downward, could have a severe impact on this part of our business, as people are less likely to sell these products to the Company if they believe their merchandise is undervalued or the value is uncertain.

Any of the aforementioned risk factors may have a material adverse effect on our financial condition and results of operations.

An inability to increase retail prices to reflect higher commodity costs.

Historically, jewelry retailers have been able to increase prices over time to reflect changes in commodity costs. However, particularly sharp increases in commodity costs may result in a time lag before they are fully reflected in retail prices. There is no certainty that such price increases will be sustainable, so downward pressure on gross margin and earnings may occur. Moreover, any sustained increases in commodity costs could require us to fund inventory purchases at higher prices or to adjust the merchandise we offer, which could have a material adverse effect on our financial condition and results of operations.

Adverse economic conditions in the U.S. or in other key markets where we sell into, may result in declines in consumer confidence and spending.

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

The consumer wholesale and retail jewelry business is seasonal.

The consumer segment’s retail jewelry sales are seasonal by nature. The periods around Valentine’s Day and Mother’s Day, and the Holiday Months leading up to Christmas, are typically the main seasons for jewelry sales. The amounts of sales and operating income generated during these periods depend on general economic conditions and other factors beyond our control. Given the timing of the corresponding season, inclement weather can at times pose a substantial barrier to consumer retail activity and adversely affect store traffic. If inclement weather conditions were to occur during these peak sales periods, they could have a material adverse effect on our financial condition and results of operations.

Risks Related to Competition

Intense competition across all markets for our products and services.

The markets in which Envela operates are highly competitive, and the Company competes with numerous other companies, several of which are larger and have significantly greater financial, distribution, advertising, and marketing resources. A significant portion of Envela’s products are evaluated by consumers based on the attractiveness of brands, assortment of products, and price competitiveness. Increases in these competitive influences could adversely affect our operations by reducing the number and total value of sales transactions.

Many competitors attract customers with their reputation and industry connections. Additionally, companies may decide to enter our markets to compete with us and may have greater name recognition and greater financial and marketing resources than Envela. If these new companies are successful in entering our markets, or if customers choose to go to other established competitors, there could be fewer buyers or sellers, which could have a material adverse effect on our financial condition and results of operations.

Jewelry and watch retailing are highly fragmented and competitive. The consumer segment competes for jewelry and watch sales primarily against specialty jewelers and other retailers that sell jewelry and watches, including department stores, online retailers, and recommerce platforms. Participants in the jewelry and watch category compete for a share of customers’ disposable income with other consumer sectors such as electronics, clothing, furniture, travel, and restaurants. The competition for consumer discretionary spending is particularly relevant to gift giving, and somewhat to bridal jewelry (e.g., engagement, wedding, and anniversary).

Consumers are increasingly shopping for jewelry or starting their jewelry-buying experience online, making it easier to compare prices with other retailers. If our consumer brands do not offer the same or equivalent items at competitive prices, consumers may purchase their jewelry from competitors, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Demand

Demand for our products and services may decrease, and there can be no assurances that the Company will be able to adapt to such decreases.

Although the Company actively manages its product and service offerings to ensure that such offerings meet the needs and preferences of its customer base and business partners, the demand for a particular product or service may decrease due to a variety of factors, including many that the Company may not be able to control, anticipate or respond to promptly, such as the availability and pricing of competing products or technology, changes in our customers’ financial condition as a result of changes in unemployment levels, declines in consumer spending habits related to general economic conditions, inflation, weather events, public health and safety issues, fuel prices, interest rates, government-sponsored economic stimulus programs, social welfare or benefit programs, real or perceived loss of consumer confidence or regulatory restrictions that increase or reduce customer access to particular products.

Should the Company fail to adapt to significant changes in its business partners’ or customers' demand for, or regular access to, its products and services, our revenue could decrease significantly with a commensurate impact on our financial condition. Even if the Company makes adaptations, its business partners or customers may resist or reject services or products whose adaptations make them less attractive or less available. In any event, the effect of any change in services or products on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time.

Misjudging consumer demand may strain our operating cash flow and have other negative impacts on our business.

Consumer demand for the Company’s products can affect inventory levels. If consumer demand is lower than expected, inventory levels can rise, straining operating cash flow. If inventory cannot be sold through our retail outlets or wholesale channels, write-downs or write-offs to earnings could be necessary. Conversely, if consumer demand is higher than expected, insufficient inventory could lead to unfulfilled orders, revenue loss, and adverse impacts on customer relationships. Volatility and uncertainty in macroeconomic factors also make it more difficult to forecast consumer demand across markets. Failure to properly judge consumer demand and effectively manage inventory could have a material adverse effect on the results of operations and financial condition.

Risks Related to the Luxury Hard Asset Market

Changing consumer buying preferences toward lab-grown diamonds.

While the Company regularly assesses consumer buying preferences to provide our customers with an array of attractive buying options, consumers have become more accepting of lab-grown diamonds due to their price point, trends toward sustainability, and greater understanding of their origin. Although we offer lab-grown diamond collections at lower price points, this may have a material adverse effect on our financial condition and results of operations.

Consumer acceptance of near-perfect counterfeit products may result in increased competition.

Technology has evolved to the point where manufacturers can produce near-perfect counterfeits of luxury retail brands. While our business model is value-driven, consumer acceptance of near-perfect counterfeit goods may increase competition in the luxury recommerce market, which could have a material adverse effect on our financial condition and results of operations.

The proliferation of near-perfect counterfeit products may erode consumer confidence.

While the company employs a team of authentication experts to ensure transactional confidence in both the buying and selling processes, the continued proliferation of near-perfect counterfeit goods may erode consumer confidence in the luxury recommerce market, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Corporate Structure and Governance

The voting power in the Company is substantially controlled by a small number of shareholders, which may, among other things, impede the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to shareholders.

N10TR, LLC (“N10TR”) is the Company’s largest shareholder, owning 12,814,727 shares of Common Stock, representing 49.3% of the total outstanding shares of Common Stock, as of December 31, 2025. Eduro Holdings, LLC (“Eduro”) owns 6,365,460 shares of Common Stock, representing 24.5% of the total outstanding shares of Common Stock, as of December 31, 2025. Both N10TR and Eduro are under the common control of John R. Loftus, the Company’s CEO, President, and Chairman of the Board. Consequently, Mr. Loftus is in a position to significantly influence any matters that are brought to a vote of the shareholders, including, but not limited to, the election of members of the Company’s board and any action requiring the approval of shareholders, including any amendments to the governing documents, mergers, or sales of all or substantially all of the Company’s assets. This concentration of ownership may also delay, defer, or even prevent a change in control of the Company and may make certain transactions more difficult or impossible without the support of Mr. Loftus. These transactions might include proxy contests, tender offers, mergers, or other purchases of Common Stock that could allow shareholders to realize a premium over the then-prevailing market price.

Our status as a “controlled company” could make our Common Stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a “controlled company” under the corporate governance rules for NYSE American-listed companies, we are not required to have a majority of our Board of Directors (the “Board”) be independent, nor are we required to have a compensation committee or an independent nominating function. In the future, we could elect not to have a majority of our Board be independent, or not to have a compensation committee or an independent nominating function. Accordingly, should the interests of our controlling stockholder differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NYSE American and NYSE Texas-listed companies. Our status as a controlled company could make our Common Stock less attractive to some investors or otherwise harm our stock price.

The Company is and will be subject to new and existing corporate governance, internal control, and reporting requirements.

Governments, including agencies at the federal, state, and local levels, may seek to enforce or impose new laws, regulatory restrictions, or licensing requirements. They may also interpret or enforce existing requirements in new ways that could restrict the Company’s ability to continue its current methods of operation or to expand operations, impose significant additional compliance costs, and may have a material adverse effect on the Company’s financial condition and results of operations. In 2014, the Company agreed to a series of corporate governance reforms with the SEC. Additionally, the Company faces corporate-governance requirements under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board, and the NYSE American and NYSE Texas. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. If the Company does not comply with the corporate governance reforms, the Company could face enforcement actions by the SEC or other governmental or regulatory bodies, as well as shareholder lawsuits, all of which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Compliance

The Company is subject to maintaining an AML compliance program, and the failure to comply could adversely affect the Company’s reputation and ability to obtain merchandise.

The Company is subject to the USA PATRIOT Act, which requires certain businesses to maintain an AML compliance program. The Company’s AML compliance program is isolated to our retail buying program within our consumer segment, as opposed to the Company as a whole. We do not buy from international sources, nor are our sales subject to AML compliance. Failure to comply with applicable AML regulations could result in regulatory enforcement actions, fines, reputational harm, or other adverse consequences that could impact our financial condition and results of operations.

The conflict-mineral diligence process, the results from that process, and the related reporting obligations could increase costs, adversely affecting the Company’s reputation and our ability to obtain merchandise.

In August 2012, the SEC, pursuant to the Dodd-Frank Act, issued final rules that require annual disclosure and reporting on the source and use of certain minerals, including gold, from the Democratic Republic of Congo and adjoining countries. The gold supply chain is complex, and while management believes that the rules only cover less than 1% of annual worldwide gold production based upon current estimates, the final rules require certain jewelry retailers and manufacturers that file with the SEC to exercise reasonable due diligence in determining the country of origin of the statutorily designated minerals that are used in kinds of products the Company sells. Jewelry retailers or manufacturers that meet certain criteria were required to file reports with the SEC beginning in May 2014, disclosing their due diligence measures related to country of origin, the results of those activities, and related determinations. In conjunction with legal counsel, we have determined that we do not have sufficient control over the manufacturing of any of our products to be included in the group of companies required to provide conflict-mineral disclosure and reporting.

If the Company’s sourcing processes change, or if it is determined that the Company’s current practices should be covered by the conflict-minerals reporting and disclosure guidelines, significant additional measures would be required to comply with these rules. Management cannot be certain of the costs associated with such regulatory compliance. The final rules also cover tungsten, which is present in a small number of items we sell. Other minerals, such as diamonds, could be added to those currently covered by these rules. The Company may incur reputational risks with customers and other shareholders if, due to the complexity of the global supply chain, management is unable to sufficiently verify the origin of the relevant metals. Also, if responses from parts of the Company’s supply chain to verification requests were adverse, it could harm our ability to obtain merchandise and increase compliance costs. In addition, Envela partners with refiners for a portion of its sales. These refiners are subject to increasingly stringent governmental regulations governing their refining operations, and any change or increase in such regulations in the U.S. or abroad could have a material adverse effect on our financial condition and results of operations.

Governments may refuse to renew or grant licenses and permits, thus restricting our ability to operate.

Certain aspects of our business, namely our electronics recycling business within our commercial segment, are subject to greater federal, state, and local environmental regulations and compliance requirements. Increased requirements for licensing and permitting may require changes in our business service delivery models, capital expenditures, and compliance programs. While we acknowledge our commitment to our communities and stewardship of our properties, operating processes, and outcomes, increased regulation and compliance could have a material adverse effect on our financial condition and results of operations.

Changes to ESG regulations may impact our reputation and financial results.

The methodologies and standards for tracking and reporting on ESG matters are relatively new, remain unstandardized, and continue to evolve. As a result, our ESG-related disclosures may not be calculated in the same manner as, or be comparable to, similarly titled measures presented by us in other contexts, by other companies, or by third-party estimates. If our ESG-related disclosures are, or are perceived by government authorities, investors, or other stakeholders to be, inadequate, inaccurate, or non-compliant with applicable standards or regulations, or if we discover material inaccuracies therein, our reputation could be negatively impacted, and we could be exposed to litigation and other regulatory actions.

The Company regularly monitors developments to ensure it has adequately assessed its strategy and capital requirements related to compliance.

U.S. governmental regulation and environmental, health, and safety requirements may adversely affect our business.

Our operations are subject to federal, state, and local environmental, health, and safety laws applicable to the reclamation of commodities from electronic waste. We are required to obtain environmental permits and approvals for some of our operations and must spend time and resources to ensure compliance. As noted above, we cannot guarantee the timely receipt of required permits or their renewals, or that such processes will proceed without unforeseen limitations on our operations. We are also subject to environmental, transportation, and health and safety laws that govern the management of electronic waste and the reclamation of usable goods from it. Such regulations tend to become more restrictive over time, and new regulations may be enacted that require material changes to our operations or otherwise result in a material adverse effect on our financial condition and results of operations.

Risks Related to Cyber Threats and Rapid Advancements in AI

The Company’s websites or portals may be vulnerable to security breaches and similar threats, which could result in liability for damages and harm to the Company’s reputation.

Despite the implementation of network security measures, Company websites or portals may be vulnerable to computer viruses, break-ins, and other disruptive issues caused by internet users. These occurrences could result in liability for damages and could damage the Company’s reputation. Circumvention of security measures may result in the misappropriation of business partner and/or customer information or other confidential information, or attacks may render our websites inoperable or compromised with false information. Any such security breach could lead to interruptions, delays, and cessation of service to customers or business partners and could have a material adverse effect on our reputation, financial condition, and results of operations.

A failure of our information systems could prevent the Company from effectively managing and controlling operations and serving our business partners and customers.

The Company relies on information systems to manage and operate our businesses. These include our communications systems, websites, portals, point-of-sale application, enterprise resource planning system, and other underlying operating systems. Any disruption in the availability of our information systems could adversely affect the Company’s ability to service business partners and customers and could have a material adverse effect on our reputation, financial condition, and results of operations.

A failure to maintain the security of our business partners', customers', employees', or vendors' information, or to comply with privacy laws, could expose us to litigation, government enforcement actions, and costly response measures.

In connection with the buying and selling functions, providing services, and transacting with non-trade vendors, we transmit or receive credit and debit card information, payment instructions, and other data required to comply with Company and governmental requirements. We also have access to, collect, or maintain certain private data pertaining to employees and their dependents. In some instances, we may leverage third-party service providers to collect data. Additionally, we may share information with select vendors to assist us in conducting our business. While we have implemented procedures and technology intended to protect such information and require appropriate controls of our service providers, external attackers could compromise such controls and result in unauthorized disclosure of such information, as attacks are becoming increasingly sophisticated, may include attacks on our business partners, customers, employees, or vendors, and do not always or immediately produce detectable indicators of compromise. If attackers obtain information via our business or employee relationships, and if these impacted parties do not employ good online security practices (e.g., use the same password across different sites or do not use available multifactor authentication options), these passwords could be used to gain access to their information or accounts with us in certain situations.

Because we accept debit and credit cards for payment, we are subject to industry data protection standards and protocols, such as the Payment Card Industry Data Security Standards (“PCI DSS”), issued by the PCI DSS Council. Nonetheless, our applicable payment processing partner(s) may be vulnerable to, and unable to detect and appropriately respond to, cardholder data security breaches and data loss, including successful attacks on applications, systems, or networks.

A significant security breach of any kind, which could be undetected for a period of time, or a significant failure by us with applicable privacy and information security laws, regulations, standards, and related reporting requirements could expose us to risks of data loss, litigation, government enforcement actions, fines or penalties, negative publicity and reputational harm, business disruption and costly response measures (e.g., providing notification to, and credit monitoring services for, affected individuals, as well as further upgrades to our security measures; procuring a replacement vendor if one of our current vendors is unable to fulfill its obligations to us due to a cyberattack or incident) which may not be covered by or may exceed the coverage limits of our insurance policies, and could materially disrupt our operations. Any resulting negative publicity could materially and adversely affect our reputation, financial condition, and results of operations.

Challenges or failures in maintaining or updating our existing technology, or in implementing new technologies.

We depend on a variety of information technology systems, including systems owned and managed by third-party vendors, for the efficient functioning of our business, including, without limitation, transaction processing and the management of our employees, inventories, and customer-facing digital applications and operations. Such systems are subject to damage or interruption from power surges and outages, facility damage, physical theft, computer and telecommunications failures, inadequate or ineffective redundancy, malicious code (e.g., malware, ransomware, or similar), successful attacks (e.g., account compromise; phishing; denial of service; and application, network or system vulnerability exploitation), software upgrade failures or code defects, natural disasters and human error. A system breach or failure, design defects, damage to, or interruption to these systems may require a significant investment to repair or replace, disrupt our operations and affect our ability to meet business and reporting requirements, may result in the loss or corruption of critical data, and harm our reputation, all of which could materially and adversely affect our financial condition and results of operations.

Our technology initiatives may not deliver desired results or may do so on a delayed schedule. We rely heavily on our information technology staff to execute our technology initiatives while maintaining existing systems, and on third parties to maintain, enhance, and periodically upgrade many of these systems and software programs so they can continue to support our business. The inability or failure of these third parties or us to continue to maintain, enhance and upgrade these systems and software programs or efficiently implement and integrate new systems could disrupt or reduce the efficiency of our operations or retain vulnerability exploitation risk if we were unable to convert to alternate systems in an efficient and timely manner and could expose us to greater risk of a successful attack. In addition, costs and delays for any reason associated with the implementation or upgrade of systems, software, and technology, or with maintenance or adequate support of existing systems, could disrupt or reduce the efficiency of our operations and affect our ability to meet business and reporting requirements and could materially and adversely affect our financial condition and results of operations.

The Company may be subject to business, compliance, and reputational risks associated with AI.

The Company continues to evaluate opportunities for AI and machine learning for practical applications that enhance processes and serve our business partners and customers. Its adoption may result in new or expanded risks and liabilities, including governmental and regulatory compliance, litigation, ethical concerns, confidentiality, or security risks that may have a material adverse effect on our reputation, financial condition, and results of operations.

Risks Related to Global Health Crises, Disasters, and Geopolitics Impacting Supply and Demand

Outbreaks of epidemics, pandemics, or other public health emergencies have disrupted, and could in the future disrupt our operations.

Our operations are exposed to risks associated with epidemics, pandemics, or other public health emergencies. Such events could lead to restrictions and mandates, which could be applied differently across jurisdictions, and there could be global impacts resulting directly or indirectly from such an event, including labor shortages, logistical challenges, supply chain disruptions, and increases in costs for certain goods and services. Any or all of the foregoing in jurisdictions where we or our business partners, equipment suppliers, customers, or operations are located could have a material adverse effect on our financial condition and results of operations. In addition, fluctuations in demand and other implications associated with public health emergencies have resulted in, and could in the future result in, certain supply chain constraints and challenges.

We may incur losses due to unforeseen or catastrophic events, terrorist attacks, extreme weather, or natural disasters.

The occurrence of unforeseen or catastrophic events, terrorist attacks, extreme weather events, or natural disasters could create economic and financial disruptions and lead to operational difficulties (e.g., travel limitations and occupancy restrictions in our facilities) that could impair our ability to manage our businesses.

Geopolitical conflicts, military action, and civil unrest could result in global supply chain disruptions and uncertain economic conditions.

The broader consequences of geopolitical conflicts, military action, and civil unrest could lead to economic instability and sustained inflation, and result in changes in consumer behavior impacting discretionary spending. Any of these factors could have a material adverse effect on our financial condition and results of operations.

Risks Related to Inventory

The impact of inventory shrinkage.

A significant part of our business is tied to high-dollar stock-keeping units (“SKUs”), which are inherently higher-risk inventory. The Company seeks to mitigate these risks through robust policies and procedures, employee training, regular and random stock-takes, reporting, security monitoring of facilities and store locations, appropriate levels of insurance, and overall risk management strategies. Despite good-faith efforts to ensure our inventory remains in the Company's custody and, upon sale, reaches its destination, there can be no assurance that we will be successful in our overall mitigation strategies, which may have a material adverse effect on our reputation, financial condition, and results of operations.

We must carefully manage our inventory to prevent a negative impact on our operating cash flows, profitability, and financial condition.

Our inventory represented 36.5% and 33.0% of the total assets as of December 31, 2025 and 2024. Efficient inventory management is a key component of our business success and profitability. We must maintain sufficient inventory levels and a desirable product mix to meet customer demand without allowing those levels to rise to the point that holding costs increase the risk of inventory shrinkage and/or have a material adverse effect on our financial condition and results of operations.

The impact of inventory curation related to store expansion may increase our carrying costs, reduce our inventory turnover, and expose us to margin volatility.

A key factor in the success of a new store opening within the consumer segment is curating an inventory position that meets customer demand. As is inherent in the recommerce industry, we must purchase our inventory before a new store opens. Holding the curated inventory until the store opens may increase carrying costs, reduce our inventory turnover, and expose us to margin volatility if held for an extended period, which may have a material adverse effect on our financial condition and results of operations.

Risks Related to Legal and Regulatory Claims and Implementation of Accounting Standards

The failure to protect our reputation.

Our success depends, in part, on protecting the reputation of Envela and its brands and on delivering products and services successfully. While our operating standards and business models are predicated on trust and transparency and being a responsible operator and communicator, there can be no assurance that we will be able to prevent adverse media, reports, or comments related to the Company or its brands, or that our responses will be deemed to have mitigated the impact. Negative reputational incidents could have a material adverse effect on financial condition and results of operations.

Legal proceedings may cause us to incur unexpected liabilities.

Our business is subject to litigation or other legal proceedings. The outcome of these matters may be difficult to assess or quantify. Plaintiffs may seek to recover large or indeterminate amounts, and the magnitude of the potential loss may remain unknown for lengthy periods. In addition, certain matters, if decided adversely to us or settled by us and not covered by insurance, may result in the incurrence of a liability that could have a material adverse effect on our reputation, financial condition, and results of operations.

Asserting our rights to ownership of our tradenames, trademarks, and other intellectual property may result in unexpected costs, and failure to protect these rights may harm our ability to compete effectively.

Our commercial success depends on protecting our tradenames, trademarks, and intellectual property, which create brand awareness and allow us to maintain competitive advantages. Competitors may adopt tradenames and trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. If we are unable to protect our trade names and trademarks and establish name recognition, we may not be able to compete effectively, which could have a material adverse effect on our financial condition and results of operations.

The impact of implementing accounting standards, rules, and regulations established by the SEC, NYSE American and Texas could increase our operating costs and result in changes to our financial statements.

The implementation of accounting standards may require certain systems, internal processes and controls, and other changes that could increase our operating costs and affect our consolidated financial statements. U.S. GAAP and related pronouncements, implementation guidelines, and interpretations regarding a wide range of matters relevant to our business involve many subjective assumptions, estimates, and judgments that could significantly affect our reported or expected financial performance. The outcome of such changes could include litigation or regulatory actions, which could materially and adversely affect our financial condition and results of operations.

Risks Related to Liquidity Management Strategies

Changes in liquidity and the ability to secure capital at reasonably economic terms could hinder our ability to operate and expand our business.

A significant reduction in cash flow from operations, or the inability to secure capital on reasonable economic terms, could materially and adversely affect our ability to fund growth initiatives and provide working capital. Similarly, if actual costs to acquire and build out new retail stores significantly exceed planned costs, it could hinder the ability to acquire new stores or to operate those profitably. Credit and equity markets remain sensitive to world events, pandemics, foreign and domestic conflicts, macroeconomic developments, and investor sentiment. Therefore, costs associated with borrowing or raising capital may increase, making it more difficult to obtain financing for operations or expansion, or to refinance long-term obligations as they come due. Additionally, borrowing costs can be affected by independent rating agencies’ short- and long-term debt ratings, which are based largely on performance, as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings would likely increase the Company’s borrowing costs and make it more difficult to obtain financing. While the Company seeks to operate with financial discipline, we can make no assurances that our ability to obtain capital through the debt or equity markets will be at reasonably economic terms or be successful at all. A significant increase in the cost of capital or an inability to access debt or equity markets may have a material adverse effect on our financial condition and results of operations.

Sustained high interest rates have increased the cost of borrowing for the Company.

We are currently experiencing a sustained high-interest-rate environment, which may increase our borrowing costs associated with accessing our line of credit, taking on new or refinancing debt obligations, or make it difficult or impossible to secure financing.

Risks Related to Our Employees

The Company’s expansion into new geographic regions may increase the difficulty of hiring and retaining employees across a geographically diverse workforce.

The Company has portions of its business located outside its base of operations in Dallas-Fort Worth. The ability to manage operations in multiple geographical regions is vital to sustaining success. It is not guaranteed that the Company will have the same success in finding, training, and supervising geographically dispersed employees.

The Company’s success depends on its ability to attract, retain, and motivate qualified directors, management, and other skilled employees.

Envela’s future success and growth depend on the continued services of directors, key management, and employees. Losing services from any of these individuals could materially affect the Company’s operations. The Company’s future success also depends on management’s ability to identify, attract, and retain additional qualified personnel. Competition for employees is intense, and the Company may be unable to attract or retain qualified personnel. There is a limited number of people with knowledge and experience within our business verticals. The Company does not have employment agreements with its employees and does not maintain life insurance policies for any of its key personnel. The loss of key personnel, especially without advance notice, or the inability to hire or retain qualified people, could have a material adverse effect on all facets of our business. The Company cannot guarantee that it will continue to retain key management and skilled personnel, or that it will be able to attract, assimilate, and retain other highly qualified personnel in the future.

Legal or regulatory changes, including, but not limited to, minimum wage increases or changes in salary levels for certain overtime-exempt positions, may increase the Company’s labor costs.

Many of our entry-level employees are paid at rates in line with applicable state minimum wages, and, consequently, in certain situations, increases to those wage rates have increased our labor costs. If wage rates/salary levels were to further increase significantly and/or rapidly, compliance with such increases could adversely affect our earnings. Our ability to pass along labor and other related costs to our customers may be constrained if we are not able to increase sales volumes with commensurate margins and/or if we are not able to offset such increased costs elsewhere in our business, which may have a material adverse impact on our financial condition and results of operations.

Risks Related to Our Strategies

Our business depends significantly on strategies, initiatives, and investments designed to increase sales and profitability, improve operational efficiency, and contain costs.

We have strategies, initiatives, and investments (e.g., such as those relating to merchandising, identifying locations and for new store development, store formats and concepts, digital marketing, inventory management, technology, margin expansion, and cost containment) in various stages of testing, evaluation, and implementation, which are designed to improve of financial condition and results of operations. The effectiveness of these initiatives is inherently uncertain, even when tested successfully, and depends on the consistency of training and execution, workforce stability, ease of execution, scalability, and customer acceptance. The Company cannot guarantee that our strategies, initiatives, and investments will meet their intended objectives, which may have a material adverse impact on our financial condition and results of operations.

The Company may assume additional liabilities in connection with acquisitions or may be unable to successfully integrate such acquisitions.

As part of the Company’s history and growth strategy, it has acquired other businesses. Acquisitions involve numerous risks, including the following:

●	Effectively combining the acquired operations, technologies, or product offerings;
●	Unanticipated costs or liabilities;

●	Not realizing the anticipated financial benefit from the acquired companies;
●	Diversion of management’s attention;
●	Negative effects on existing business partner and customer relationships; and
●	Potential loss of key employees, especially those of the acquired companies.

Further, the Company has made and may continue to make acquisitions of, or investments in, new services, businesses, or technologies to expand its current service offerings and product lines. Some of these may involve risks that may differ from those traditionally associated with the Company’s core business. If the Company is not successful in mitigating or insuring against such risks, it may have a material adverse effect on our financial condition and results of operations.

The success of our online merchandising initiatives for the sale of bullion and luxury hard assets is not assured.

The cost of marketing products online is substantial and is inherently impacted by the multitude of SKUs in a recommerce business. Unlike other retailers with fixed product lines, our SKUs vary based on the inventory we receive. Therefore, maintaining an online marketplace requires significant investment in technology and devoted personnel to ensure a quality customer experience. Not all of our SKUs are marketed online. While our consumer segment continues to evaluate technologies and approaches for expanding our sales channels, the Company cannot guarantee that these initiatives will be successful. If the Company is not successful with its initiatives, it may adversely affect brand awareness and have a material adverse effect on our financial condition and results of operations.

Our ability to procure real estate on reasonably economic terms, the timeliness of new store openings, and the risks associated with store placement may be limiting factors in the expansion of our business.

Our ability to expand our consumer segment is largely predicated on geographic store expansion. Securing a lease or purchasing real estate on reasonably favorable terms may cause delays or outright halt our expansionary efforts in a given market. Further, upon securing a lease or purchasing real estate, delays may be caused by unmet construction and permitting deadlines or by delays in obtaining a certificate of occupancy or operating licenses, which are largely outside the Company's control. We also face further risks associated with store placement, including, but not limited to:

●	Strategically picking new geographies;
●	Selection and availability of store locations in easily accessible and high-visibility locations;
●	Misjudging market dynamics;
●	Effectiveness of marketing campaigns; and
●	Selection of inventory that is in line with the demographics of the new market.

The Company cannot guarantee it will be successful in mitigating these risks, which may have a material adverse effect on financial condition and results of operations if we incur further costs to open the associated store(s) or delays in the intended revenue streams.

Risks Related to Product and Service Offerings

Our electronic device and harvested parts business is subject to the risk of declines in value related to changes in consumer preferences, foreign trade risks, export compliance, and the length of time inventory is held.

The value of the electronic devices that we collect and refurbish, or the value of harvested parts, may fall below the prices we have paid, which could adversely affect our profitability. These devices and technology in which we harvested parts from are subject to the risk that the value, including selling price, will be adversely affected by technological changes affecting the usefulness or desirability of the devices and parts; physical problems resulting from faulty design or manufacturing; increased competition; decreased consumer demand, including due to changes in consumer preferences, changes in business partner promotions and seasonality; and supply chain constraints. The value and availability of devices or parts may also be affected by adverse foreign trade relations and escalating trade tensions, including trade policies, treaties, government relations, tariffs, and other trade restrictions or compliance requirements. If the value of or availability of devices or parts is significantly reduced, it could have a material adverse effect on our financial condition and results of operations.

We may incur losses because of a failure to manage and protect our client’s assets throughout the ITAD process.

The Company’s commercial segment provides services related to the disposal of electronic devices, including cleansing storage devices from customer equipment and either recycling them for resale or disposing of them in an environmentally compliant manner. If the Company fails to meet its contractual and regulatory obligations, it could be subject to contractual damages, penalties, and reputational damage. Also, the Company’s or its subcontractors’ failure to comply with applicable laws and regulations governing the disposal of the equipment could result in environmental liabilities. Such environmental liabilities may be joint and several, meaning the Company could be held responsible for more than its share of the liability. To the extent that the Company fails to comply with its obligations and such failure is not covered by insurance, it could have a material adverse effect on our reputation, financial condition, and results of operations.

Risks Related to Changes in Tax Rules

We may incur higher taxes as a result of changes in tax rules.

As a company conducting business throughout the U.S. with physical operations in multiple states, we are exposed to the effects of changes in U.S., state, and local tax rules. Governments seeking to increase their corporate tax base may have a material adverse effect on our financial condition and results of operations.

Various states may assert that the Company is liable for sales and use, commerce, or similar taxes.

We ship products to retail customers throughout the U.S. In South Dakota v. Wayfair, Inc., the U.S. Supreme Court ruled that states may tax purchases made from out-of-state sellers, even if the seller has no physical presence in the taxing state. The effect of the ruling was to uphold economic nexus principles in determining sales and use tax nexus. As a result of the decision, most states have adopted laws that require an out-of-state retailer to register and collect sales and use, or other non-income-type, taxes upon meeting certain economic nexus standards, regardless of whether the company has a physical presence in the state. Although the Company believes it is complying with the applicable legislative requirements and collecting tax where obligated to do so, our interpretation and application of the legislation may differ from those of the states, which could result in the states' attempts to impose additional tax liabilities, including potential penalties and interest. Furthermore, state, or local government requirements that out-of-state sellers collect sales and use taxes could deter future sales, which could have a material adverse impact on our financial condition and results of operations.

Risks Related to Insurance Coverage

We may incur increased costs or loss of certain insurance coverages.

We procure third-party insurance policies to cover various operating-related risks, including employment practices liability, workers’ compensation, property and casualty, cybersecurity, directors’ and officers' liability, species, and general business liabilities. Should these providers discontinue or increase the cost of coverage or change terms and conditions of our policies in a manner not favorable to us, our insurance costs could increase, and if we are not able to offset these costs elsewhere in our business, it may have a material adverse effect on our financial condition and results of operation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM IC. CYBERSECURITY

The Company recognizes the importance of developing, implementing, and maintaining cybersecurity measures to ensure the security of our information systems and networks and the confidentiality, availability, and integrity of our data. We believe we have processes in place to identify and oversee material risks from cybersecurity threats. We review our security plans and strategies as threats and conditions evolve.

The Company depends on the proper functioning, availability, and security of its information systems, including financial, data processing, communications, and operating systems. Several information systems are software applications provided by third parties.

Our information technology team, under the direction of our Systems Engineer with over 15 years of experience, evaluates and addresses cybersecurity risks in alignment with our risk profile, business objectives, and operational needs. In support of these processes, we employ cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. Employees receive periodic training on cybersecurity, including tests on “phishing” and “social engineering” to assess the effectiveness of the cybersecurity training program and enhance awareness of cybersecurity threats among employees. Further, we may engage third-party advisors from time to time to evaluate our security infrastructure, strategies, and incident management processes.

Our management team is briefed regularly on information security, including discussions of processes such as those listed above to monitor and manage the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Board is charged with overseeing our risk management strategies. Periodically, our Board reviews risk assessments, including cybersecurity risks, prepared by management and/or third-party providers.

There have been no previous cybersecurity incidents that have materially affected us to date, including our business strategy, results of operations, or financial condition. However, any future risks from cybersecurity threats, including, but not limited to, exploitation of vulnerabilities, ransomware, denial-of-service attacks, or other similar threats, may have material adverse effects on the execution of our business strategies, reputation, financial condition, and results of operations.

Refer to Item 1A. Risk Factors, Risks Related to Cyber Threats and Rapid Advancements in AI for further details.

ITEM 2. PROPERTIES

Our facilities by segment and geography were as follows as of December 31, 2025:

	Number of Facilities
	Owned	Leased	Total
Consumer
Arizona(2)	2	2	4
South Carolina(2)	—	1	1
Texas(1)(2)	3	7	10

Sub-total	5	10	15

Commercial
Texas(2)	—	2	2

Sub-total	—	2	2

Corporate
Texas	1	—	1

Sub-total	1	—	1

	6	12	18
(1)	Certain Texas-owned properties are encumbered by debt facilities; see Note 13 – Debt for further details.

(2)	Our leases begin to expire starting in 2027 through 2031, with 5 leases having a right of renewal. Both segments regularly evaluate each of their locations in terms of profitability, effectiveness, and fit with their long-term strategy.

In management’s opinion, these properties have been well maintained, are in good operating condition, and contain all necessary equipment and facilities for their intended purposes.

See Note 11 – Leases for further details on leased facilities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. The Company does not believe that any such legal proceedings and claims pending against the Company would have a material adverse effect on our financial condition and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Symbol for Common Stock

The Company’s Common Stock is traded on the NYSE American and NYSE Texas Exchanges under the symbol “ELA.”

Holders of Record

As of March 17, 2026, we had 201 holders of record of our Common Stock.

Dividends

The Company has not paid any cash dividends on its Common Stock to date. Future cash dividend payments will depend on the Company’s revenues and earnings, capital requirements, and general financial condition. The payment of any cash dividends will be within the discretion of the Company’s Board at such time. In addition, the Company is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future, as available cash resources are expected to be utilized for ongoing operations, capital expenditures, and growth initiatives.

Issuer Purchases of Equity Securities

The following table lists the repurchase of Company shares as of December 31, 2025:

	Total Number of
	Shares Purchased			Maximum Number
	as Part of Publicly			of Shares that May
	Announced Plan	Average Price	Total Price	Yet be Purchased
Fiscal Period	or Program (1) (2)	Paid Per Share ($)	Paid	Under the Plans
Balance as of January 1, 2025	928,930	$4.92	$4,568,823	71,070

January 1 - 31, 2025	—	—	—	71,070
February 1 - 28, 2025	—	—	—	71,070
March 1 - 31, 2025	500	5.25	2,626	170,570
April 1 - 30, 2025	—	—	—	170,570
May 1 - 31, 2025	—	—	—	170,570
June 1 - 30, 2025	20,163	5.89	118,700	150,407
July 1 - 31, 2025	8,134	5.93	48,218	142,273
August 1 - 31, 2025	3,428	5.65	19,364	138,845
September 1 - 30, 2025	—	—	—	138,845
October 1 - 31, 2025	—	—	—	138,845
November 1 - 30, 2025	—	—	—	138,845
December 1 - 31, 2025	—	—	—	138,845

Balance as of December 31, 2025	961,155	$4.95	$4,757,731	138,845
(1)	All shares were purchased in open-market transactions through the stock repurchase program approved by the Board on March 14, 2023, for the repurchase of up to 1.0 million shares of the Company’s Common Stock. On March 27, 2025, the Board unanimously approved the repurchase of an additional 100 thousand shares of the Common Stock, bringing the total authorization under the existing repurchase program to 1.1 million shares.
(2)	The stock repurchase program was publicly announced on May 3, 2023, and expires March 31, 2026. Repurchases under the stock repurchase plan began on May 10, 2023.

The timing and amount of any Common Stock repurchased under the program depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results

The following discussion of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information included in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Refer to Cautionary Note Regarding Forward-Looking Statements on page 4 for further details.

Introduction

This management’s discussion and analysis provides comparisons of material changes in the consolidated financial statements for the years ended December 31, 2025, and December 31, 2024. The following discussion and analysis also provides information that management believes is relevant to the assessment and understanding of our results of operation, financial condition, liquidity, and capital resources.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and various other factors we believe are reasonable under the circumstances, and the results of which form the basis for judgments about the carrying value of assets and liabilities that are not readily determinable from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions, and any such differences may be material.

See Note 3 – Accounting Policies and Estimates for further details.

Economic Conditions

Impacts of Demand for Safe-Haven Metals

While the current market for safe-haven metals has generally led to stronger premiums within our consumer segment, especially for gold and silver, demand for these metals has created industry-wide backlogs and slowed payments from refiners, which the Company has experienced. The impact on working capital is having to pay more to procure inventory, and the delayed conversion of accounts receivable from refiners. While the length of the current cycle and the steps domestic refiners will take to address processing capacity are indeterminate, the Company is closely monitoring its inbound buying practices, cash, inventory levels, and its accounts receivable exposure with its refining customers. The Company believes it has sufficient liquidity to maintain its current buying practices, yet it can adjust its buying programs to reduce exposure should these conditions materially affect its conversion of accounts receivable.

Impacts of Government Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. We have evaluated the provisions of the new law and its potential effects on our effective tax rate, results of operations, and financial condition. OBBBA allows businesses to immediately deduct the full cost of qualifying assets in the year they are placed in service, rather than spreading the deduction over several years, and is effective for property acquired and placed in service after January 19, 2025. OBBBA also requires businesses to recognize the effects of tax law changes in the period of enactment, such as remeasuring estimated U.S. deferred tax assets and liabilities. The Company intends to utilize bonus depreciation, effectively reducing taxable income in the respective tax period and the cash deployed to settle such obligations. There was no material impact on the effective tax rate, financial condition, results of operations, or cash flows during the period ending December 31, 2025. In future fiscal periods, the impact of OBBBA is contingent on the continued election of bonus depreciation and the amount of qualifying assets acquired by the Company.

Impacts of High Interest Rates and Inflation

The U.S. and other global economies are currently experiencing high interest rates and elevated inflation, coupled with commodity price risk, mainly associated with fluctuations in the market prices of precious metals and diamonds, which could affect consumer discretionary spending. Furthermore, adverse macroeconomic conditions can also impact demand for the resale of personal technology assets.

To counterbalance economic cycles that impact market selling prices and/or underlying operating costs, we adjust the inbound purchase price of commodity-based products, luxury hard assets, and resale technology.

We continuously monitor our inventory positions and associated working capital to respond to market conditions and to meet seasonal business cycles and expansionary plans. These economic cycles may, from time to time, require the business to use its line of credit or seek additional capital.

Impacts of Tariffs

The U.S. government has recently adopted new approaches to trade policy, announced tariffs on certain foreign goods and certain global tariffs, and signaled the possibility of significant additional tariff increases or tariff expansions. Specifically, under Section 232 of the Trade Expansion Act of 1962, tariffs were imposed on the importation of aluminum, copper, steel, and certain derivative products, but excluded gold and silver. The impact of such tariffs and retaliatory tariffs by other countries continues to evolve and requires regular monitoring and evaluation. The deemed impacts of tariffs on each of our reportable segments are detailed below:

Consumer Segment

The consumer segment does not source inventory from or sell it into international markets, so it is not directly impacted by tariffs. However, global market uncertainty caused by tariffs can increase commodity costs on safe-haven metals such as gold and silver, which may increase working capital requirements. The Company mitigates increased working capital requirements by monitoring its inventory position and turnover and by maintaining disciplined buying practices to preserve margins.

Commercial Segment

The commercial segment periodically purchases limited quantities of personal technology assets and replacement parts for resale from international markets. Tariffs may increase costs for original equipment manufacturers, retailers, and parts distributors and, as a result, may require the Company to pay more for the purchase of personal technology assets for resale and replacement parts, thereby increasing the Company’s required working capital. The Company mitigates increased working capital requirements by monitoring its inventory position and turnover, maintaining disciplined buying practices, and using optimal domestic or international sales channels to preserve margins.

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

Consumer Segment

Our consumer segment primarily operates in the jewelry industry, specializing in the online and brick-and-mortar sale of authenticated high-end luxury goods, including pre-owned fine jewelry, diamonds and gemstones, luxury watches, and secondary market bullion. We incorporate recycled diamonds and gemstones into our new designs, meaning they were previously set and unset, producing a low-carbon and ethical origin product. The Company caters to consumers seeking environmentally responsible options for engagement rings, wedding bands, and other fine jewelry at accessible prices. Our profound commitment to extending the lifespan of luxury goods stems from our understanding that well-crafted items have an enduring quality, enabling them to maintain their beauty and value as they are passed from one owner to another.

Commercial Segment

Our commercial segment specializes in the de-manufacturing of end-of-life electronic assets to reclaim commodities and other materials, while also engaging in the ITAD and product returns industry. Separated commodities, including metals, plastics, and glass, are sold to downstream processors where they are further processed and reintroduced into new products. ITAD services maximize the residual value of retired IT assets by adhering to a reuse-first philosophy and ensuring equipment is refurbished and re-marketed after data sanitization. Our product returns business reintroduces products back into the supply chain, creating another opportunity for the asset to be used. The Company offers services that manage the entire lifecycle of technology products to ensure data security, regulatory compliance, and environmental sustainability. We are proud of our role in supporting a circular economy through the responsible reuse and recycling of electronic devices.

Segment Activities

The Company believes it is well-positioned to take advantage of its overall capital structure.

Consumer Segment

Our strategy is to expand the number of locations we operate by opening new locations throughout the U.S. Likewise, we continue to evaluate opportunities related to complementary product and service offerings for our stores and online business.

Commercial Segment

Our strategy is to expand both organically and through acquisitions. Our processing facilities are capable of managing the expansion of existing relationships and consolidation of acquisition targets within relative geographic proximity into our existing facilities.

Results of Operations

The results of operations should be read in conjunction with our financial statements and notes included elsewhere in the Annual Report. Prior year comparisons for 2024 and 2023, are included in “Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and 2023, which was filed with the SEC on March 26, 2025.

Any reference in this Annual Report to a “year-over-year” change is to the relevant comparison between activity from each twelve-month period ended December 31, 2025 and 2024.

Comparison of the Years Ended December 31, 2025 and 2024

The following table depicts our disaggregated consolidated statements of income for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025				2024
	Consumer	Commercial	Consolidated	% of Sales (1)	Consumer	Commercial	Consolidated	% of Sales (1)

Sales	$192,717,539	$48,303,823	$241,021,362	100.0%	$130,469,468	$49,906,761	$180,376,229	100.0%
Cost of goods sold	169,793,289	17,303,080	187,096,369	77.6%	114,587,598	21,472,844	136,060,442	75.4%

Gross margin	22,924,250	31,000,743	53,924,993	22.4%	15,881,870	28,433,917	44,315,787	24.6%

Expenses:
Selling, general and administrative	15,454,592	18,494,881	33,949,473	14.1%	15,211,970	19,393,162	34,605,132	19.2%
Depreciation and amortization	791,966	1,074,623	1,866,589	0.8%	524,510	1,027,264	1,551,774	0.9%

Total operating expenses	16,246,558	19,569,504	35,816,062	14.9%	15,736,480	20,420,426	36,156,906	20.1%

Operating income	6,677,692	11,431,239	18,108,931	7.5%	145,390	8,013,491	8,158,881	4.5%

Other income (expense):
Other income	352,295	668,634	1,020,929	0.4%	104,561	933,121	1,037,682	0.6%
Interest expense	(204,603)	(202,039)	(406,642)	(0.2)%	(228,792)	(218,591)	(447,383)	(0.2)%

Income before income taxes	6,825,384	11,897,834	18,723,218	7.8%	21,159	8,728,021	8,749,180	4.9%
Income tax expense	(1,491,422)	(2,634,818)	(4,126,240)	(1.7)%	(4,818)	(1,987,303)	(1,992,121)	(1.1)%

Net income	$5,333,962	$9,263,016	$14,596,978	6.1%	$16,341	$6,740,718	$6,757,059	3.8%
(1)	The “% of Sales” figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations. Due to rounding, the percentages presented may not add up precisely to the totals provided.

The individual segments reported the following for the years ended December 31, 2025 and 2024:

Sales

	Year Ended December 31,		Change
	2025	2024	Amount	%

Consolidated	$241,021,362	$180,376,229	$60,645,133	33.6%
% of consolidated sales	100.0%	100.0%

Consumer	$192,717,539	$130,469,468	$62,248,071	47.7%
% of consumer sales	100.0%	100.0%

Commercial	$48,303,823	$49,906,761	$(1,602,938)	(3.2)%
% of commercial sales	100.0%	100.0%

Consolidated

Sales increased by $60,645,133, or 33.6%, during the year ended December 31, 2025, to $241,021,362, as compared to $180,376,229 during the same period in Fiscal 2024.

Consumer Segment

Sales in the consumer segment increased by $62,248,071, or 47.7%, during the year ended December 31, 2025, to $192,717,539, as compared to $130,469,468 during the same period in Fiscal 2024. The change was primarily attributed to higher transaction volumes, which were supported by the upward movement in gold and silver prices throughout the year. Overall sales benefited from favorable supply flows when compared to the same period in Fiscal 2024.

Commercial Segment

Sales in the commercial segment decreased by $1,602,938, or 3.2%, during the year ended December 31, 2025, to $48,303,823, as compared to $49,906,761 during the same period in Fiscal 2024. The change was primarily attributed to less revenue from: ITAD revenue share settlements and personal technology assets sourced from our trade-in programs, which were partially offset by increased service revenue from product returns and secured processing of end-of-life assets, electronic scrap grades and associated recoveries. Our electronic scrap grades and associated recoveries experienced a strong fourth quarter of Fiscal 2025, which was a key driver of the vertical’s full-year results.

Cost of Goods Sold

	Year Ended December 31,		Change
	2025	2024	Amount	%

Consolidated	$187,096,369	$136,060,442	$51,035,927	37.5%
% of consolidated sales	77.6%	75.4%

Consumer	$169,793,289	$114,587,598	$55,205,691	48.2%
% of consumer sales	88.1%	87.8%

Commercial	$17,303,080	$21,472,844	$(4,169,764)	(19.4)%
% of commercial sales	35.8%	43.0%

Consolidated

Cost of goods sold increased by $51,035,927, or 37.5%, during the year ended December 31, 2025, to $187,096,369, as compared to $136,060,442 during the same period in Fiscal 2024.

Consumer Segment

Cost of goods sold in the consumer segment increased by $55,205,691, or 48.2%, during the year ended December 31, 2025, to $169,793,289, as compared to $114,587,598 during the same period in Fiscal 2024. The change was primarily attributed to the aforementioned higher sales volumes and the upward movement of gold and silver prices compared to the same period in Fiscal 2024.

Cost of goods sold as a percent of sales was 88.1% during the year ended December 31, 2025, as compared to 87.8% during the year ended December 31, 2024. The change was primarily attributed to a greater impact from the recognition of costs associated with wholesale precious metals transactions.

Commercial Segment

Cost of goods sold in the commercial segment decreased by $4,169,764, or 19.4%, during the year ended December 31, 2025, to $17,303,080, as compared to $21,472,844 during the same period in Fiscal 2024. The change was primarily attributed to the aforementioned impact of fewer ITAD revenue-share settlements and, incrementally, to the recognition of costs associated with the sale of trade-in-related personal technology assets, which was partially offset by an increase in cost of goods sold from electronic scrap grades and associated recoveries.

Cost of goods sold as a percent of sales was 35.8% during the year ended December 31, 2025, as compared to 43.0% during the year ended December 31, 2024. The change was primarily attributed to favorable margins from our ITAD revenue-share settlements and trade-in-related product mix, despite lower overall sales, while our margins on electronic waste and associated recoveries were in line with the same period in Fiscal 2024.

Gross Margin

	Year Ended December 31,		Change
	2025	2024	Amount	%

Consolidated	$53,924,993	$44,315,787	$9,609,206	21.7%
% of consolidated sales	22.4%	24.6%

Consumer	$22,924,250	$15,881,870	$7,042,380	44.3%
% of consumer sales	11.9%	12.2%

Commercial	$31,000,743	$28,433,917	$2,566,826	9.0%
% of commercial sales	64.2%	57.0%

Consolidated

Gross margin increased by $9,609,206, or 21.7%, during the year ended December 31, 2025, to $53,924,993, as compared to $44,315,787 during the same period in Fiscal 2024.

Consumer Segment

Gross margin in the consumer segment increased by $7,042,380, or 44.3%, during the year ended December 31, 2025, to $22,924,250, as compared to $15,881,870 during the same period in Fiscal 2024. The net impact of the aforementioned increase in sales of $62,248,071 and increase in cost of goods sold of $55,205,691 resulted in the $7,042,380 increase in gross margin.

Commercial Segment

Gross margin in the commercial segment increased by $2,566,826, or 9.0%, during the year ended December 31, 2025, to $31,000,743, as compared to $28,433,917 during the same period in Fiscal 2024. The net impact of the aforementioned decrease in sales of $1,602,938 and decrease in cost of goods sold of $4,169,764 resulted in the $2,566,826 increase in gross margin.

Selling, General and Administrative

	Year Ended December 31,		Change
	2025	2024	Amount	%

Consolidated	$33,949,473	$34,605,132	$(655,659)	(1.9)%
% of consolidated sales	14.1%	19.2%

Consumer	$15,454,592	$15,211,970	$242,622	1.6%
% of consumer sales	8.0%	11.7%

Commercial	$18,494,881	$19,393,162	$(898,281)	(4.6)%
% of commercial sales	38.3%	38.9%

Consolidated

Selling, general and administrative expenses decreased by $655,659, or 1.9%, during the year ended December 31, 2025, to $33,949,473, as compared to $34,605,132 during the same period in Fiscal 2024.

Consumer Segment

Selling, general and administrative expenses in the consumer segment increased by $242,622, or 1.6%, during the year ended December 31, 2025, to $15,454,592, as compared to $15,211,970 during the same period in Fiscal 2024. The change was primarily attributed to new store cost structures, partially offset by reductions in store onboarding and new-store marketing costs, as well as select reductions in human capital costs.

Commercial Segment

Selling, general and administrative expenses in the commercial segment decreased by $898,281, or 4.6%, during the year ended December 31, 2025, to $18,494,881, as compared to $19,393,162 during the same period in Fiscal 2024. The change was primarily attributed to a reduction in variable-cost processing-related expenses, of which human-capital costs were a significant component, along with a reduction in lease costs and facility-related costs from the closure of our Arizona ITAD facility, which occurred in the latter part of the second quarter of Fiscal 2025. We began diverting inbound asset flow before closure, and we fully absorbed the asset flow from the former Arizona ITAD facility into our Texas ITAD facility in the third quarter of Fiscal 2025.

Depreciation and Amortization

	Year Ended December 31,		Change
	2025	2024	Amount	%

Consolidated	$1,866,589	$1,551,774	$314,815	20.3%
% of consolidated sales	0.8%	0.9%

Consumer	$791,966	$524,510	$267,456	51.0%
% of consumer sales	0.4%	0.4%

Commercial	$1,074,623	$1,027,264	$47,359	4.6%
% of commercial sales	2.2%	2.1%

Consolidated

Depreciation and amortization expense increased by $314,815, or 20.3%, during the year ended December 31, 2025, to $1,866,589, as compared to $1,551,774 during the same period in Fiscal 2024.

Consumer Segment

Depreciation and amortization expense in the consumer segment increased by $267,456, or 51%, during the year ended December 31, 2025, to $791,966, as compared to $524,510 during the same period in Fiscal 2024. The change was primarily attributed to the depreciation of assets placed into service related to our new retail stores.

Commercial Segment

Depreciation and amortization expense in the commercial segment increased by $47,359, or 4.6%, during the year ended December 31, 2025, to $1,074,623, as compared to $1,027,264 during the same period in Fiscal 2024. There was no material impact from assets being capitalized or reaching maturity in each comparative period; as such, there was no discussion point.

Other Income (Expense)

	Year Ended December 31,		Change
	2025	2024	Amount	%

Consolidated	$1,020,929	$1,037,682	$(16,753)	(1.6)%
% of consolidated sales	0.4%	0.6%

Consumer	$352,295	$104,561	$247,734	236.9%
% of consumer sales	0.2%	0.1%

Commercial	$668,634	$933,121	$(264,487)	(28.3)%
% of commercial sales	1.4%	1.9%

Consolidated

Other income decreased by $16,753, or 1.6%, during the year ended December 31, 2025, to $1,020,929, as compared to $1,037,682 during the same period in Fiscal 2024.

Consumer Segment

Other income in the consumer segment increased by $247,734, or 236.9%, during the year ended December 31, 2025, to $352,295, as compared to $104,561 during the same period in Fiscal 2024. The change was primarily attributable to the proportionate share of earned dividend and interest income. Excess cash balances are now aggregated at the corporate level to optimize earnings, rather than being held at the segment level. This resulted in the segment receiving a higher allocation of earned income on excess cash balances. The segment also received an employee retention credit in Fiscal 2025, while Fiscal 2024 included the proportionate share of income from a settlement for repairs related to our corporate headquarters. The impact of dividend and interest income is referenced below.

Dividend income comprised $90,710 and $0 of other income during the years ended December 31, 2025, and December 31, 2024, respectively. Interest income comprised $165,105 and $2,304 of other income during the years ended December 31, 2025, and December 31, 2024, respectively. In aggregate, cash balances were higher in Fiscal 2025, resulting in greater overall dividend and interest income for the Company.

Commercial Segment

Other income in the commercial segment decreased by $264,487, or 28.3%, during the year ended December 31, 2025, to $668,634, as compared to $933,121 during the same period in Fiscal 2024. The change was primarily attributable to the proportionate share of dividend and interest income. Excess cash balances are now aggregated at the corporate level to optimize earnings, rather than being held at the segment level. This resulted in lower segment allocation of earned income on excess cash balances. Further, the same period in Fiscal 2024 included the proportionate share of income from a settlement for repairs related to our corporate headquarters. The impact of dividend and interest income is referenced below.

Dividend income comprised $213,773 and $39,156 of other income during the years ended December 31, 2025, and December 31, 2024, respectively. Interest income comprised $391,806 and $753,315 of other income during the years ended December 31, 2025, and December 31, 2024, respectively. In aggregate, cash balances were higher in Fiscal 2025, resulting in greater overall dividend and interest income for the Company.

Interest Expense

	Year Ended December 31,		Change
	2025	2024	Amount	%

Consolidated	$(406,642)	$(447,383)	$40,741	(9.1)%
% of consolidated sales	(0.2)%	(0.2)%

Consumer	$(204,603)	$(228,792)	$24,189	(10.6)%
% of consumer sales	(0.1)%	(0.2)%

Commercial	$(202,039)	$(218,591)	$16,552	(7.6)%
% of commercial sales	(0.4)%	(0.4)%

Consolidated

Interest expense decreased by $40,741, or 9.1%, during the year ended December 31, 2025, to $406,642, as compared to $447,383 during the same period in Fiscal 2024.

Consumer Segment

Interest expense in the consumer segment decreased by $24,189, or 10.6%, during the year ended December 31, 2025, to $204,603, as compared to $228,792 during the same period in Fiscal 2024. The change was primarily attributed to a loan pay-off on a retail location that occurred in the third quarter of Fiscal 2025 and to a reduced allocation of interest expense as we paid off our loan on our corporate headquarters in the fourth quarter of Fiscal 2025.

Commercial Segment

Interest expense in the commercial segment decreased by $16,552, or 7.6%, during the year ended December 31, 2025, to $202,039, as compared to $218,591 during the same period in Fiscal 2024. The change was primarily attributable to the reduced allocation of interest expense as we paid off our loan on our corporate headquarters in the fourth quarter of Fiscal 2025.

Income Tax Expense

	Year Ended December 31,		Change
	2025	2024	Amount	%

Consolidated	$(4,126,240)	$(1,992,121)	$(2,134,119)	107.1%
% of consolidated sales	(1.7)%	(1.1)%

Consumer	$(1,491,422)	$(4,818)	$(1,486,604)	30,855.2%
% of consumer sales	(0.8)%	0.0%

Commercial	$(2,634,818)	$(1,987,303)	$(647,515)	32.6%
% of commercial sales	(5.5)%	(4.0)%

Consolidated

Income tax expense, for both segments, for the year ended December 31, 2025, was $4,126,240, an increase of $2,134,119, as compared to income tax expense of $1,992,121 for the year ended December 31, 2024. Currently, the Company has a deferred tax liability reflecting a future obligation to pay taxes. The Company is subject to a federal tax rate of approximately 21.0% on net income, in addition to state and local taxes. The effective income tax rate was 22.0% and 22.8% for the years ended December 31, 2025 and 2024, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the case for the decrease for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Net Income

	Year Ended December 31,		Change
	2025	2024	Amount	%

Consolidated	$14,596,978	$6,757,059	$7,839,919	116.0%
% of consolidated sales	6.1%	3.7%

Consumer	$5,333,962	$16,341	$5,317,621	32,541.6%
% of consumer sales	2.8%	0.0%

Commercial	$9,263,016	$6,740,718	$2,522,298	37.4%
% of commercial sales	19.2%	13.5%

Consolidated

Net income increased by $7,839,919, or 116%, during the year ended December 31, 2025 to $14,596,978, as compared to $6,757,059 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of the Years Ended December 31, 2025 and 2024 for further details.

Consumer Segment

Net income increased in the consumer segment by $5,317,621, or 32,541.6%, during the year ended December 31, 2025 to $5,333,962, as compared to $16,341 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of Years Ended December 31, 2025 and 2024 for further details.

Commercial Segment

Net income increased in the commercial segment by $2,522,298, or 37.4%, during the year ended December 31, 2025 to $9,263,016, as compared to $6,740,718 during the same period in Fiscal 2024. Refer to the aforementioned attributes discussed within the Comparison of Years Ended December 31, 2025 and 2024 for further details.

Earnings Per Share

	Year Ended December 31,		Change
	2025	2024	Amount	%

Consolidated	$0.56	$0.26	$0.30	115.4%

Consolidated

Basic and diluted earnings per share attributable to holders of our Common Stock increased by $0.30, or 115.4%, during the year ended December 31, 2025 to $0.56, as compared to $0.26 during the same period in Fiscal 2024.

Non-U.S. GAAP Financial Measures

In this management discussion and analysis, we use supplemental measures of our financial performance derived from our consolidated financial information that are not presented in our consolidated financial statements prepared in accordance with U.S. GAAP. When evaluated in conjunction with U.S. GAAP financial measures, the Company believes that these non-U.S. GAAP financial measures add meaningful insight into our results of operations, financial condition, liquidity, and ability to meet financial obligations.

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

The following table provides a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDAR for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net income	$5,333,962	$9,263,016	$14,596,978	$16,341	$6,740,718	$6,757,059
Addition (deduction):
Depreciation and amortization	791,966	1,074,623	1,866,589	524,510	1,027,264	1,551,774
Other income	(352,295)	(668,634)	(1,020,929)	(104,561)	(933,121)	(1,037,682)
Interest expense	204,603	202,039	406,642	228,792	218,591	447,383
Income tax expense	1,491,422	2,634,818	4,126,240	4,818	1,987,303	1,992,121

	$7,469,658	$12,505,862	$19,975,520	$669,900	$9,040,755	$9,710,655

Adjusted EBITDAR Reconciliation:
Adjusted EBITDA	$7,469,658	$12,505,862	$19,975,520	$669,900	$9,040,755	$9,710,655
Addition:
Rent expense(1)	1,117,351	1,448,929	2,566,280	747,356	1,357,709	2,105,065

	$8,587,009	$13,954,791	$22,541,800	$1,417,256	$10,398,464	$11,815,720
(1)	The table below depicts the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable U.S. GAAP financial measure for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Total lease costs, per ASC 842	$1,392,487	$2,076,816	$3,469,303	$1,132,268	$2,128,185	$3,260,453
Less: variable lease cost	(242,983)	(477,629)	(720,612)	(217,362)	(590,599)	(807,961)
Less: short-term lease cost	(32,153)	(150,258)	(182,411)	(167,550)	(179,877)	(347,427)

	$1,117,351	$1,448,929	$2,566,280	$747,356	$1,357,709	$2,105,065

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

Management considers these financial measures to be helpful in understanding the Company’s ability to service Debt Obligations, excluding, and including the impact of Total Cash available to service such obligations.

The Company’s Debt to Adjusted Leverage Ratio and Net Debt to Adjusted EBITDA Leverage Ratio are considered non-U.S. GAAP financial measures and are not calculated in accordance with, or preferable to, other financial measures utilized to assess our ability to service “notes payable” in accordance with U.S. GAAP. The Company considers the Debt to Net Income Leverage Ratio, defined as (i) Debt Obligations divided by (ii) net income, to be the representative financial measure of our ability to service “notes payable” utilizing U.S. GAAP-derived financial statement balances and is incorporated into the presentation below.

The following table reconciles components of the Debt to Adjusted EBITDA Leverage Ratio and Net Debt to Adjusted EBITDA Leverage Ratio for the years ended December 31, 2025 and 2024:

		December 31,		December 31,
		2025		2024

Debt Obligations	(a)	$9,924,635		$13,522,179
Total Cash		(18,154,849)		(20,609,003)

Net Debt Obligations	(b)	$(8,230,214)		$(7,086,824)

Net income	(c)	$14,596,978		$6,757,059
Adjusted EBITDA	(d)	$19,975,520		$9,710,655

Leverage Ratios
Debt to Net Income Leverage: (a) divided by (c)		0.68	x	2.00	x

Debt to Adjusted EBITDA Leverage: (a) divided by (d)		0.50	x	1.39	x
Net Debt to Adjusted EBITDA Leverage: (b) divided by (d)		(0.41)	x	(0.73)	x

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

The following table reconciles components of the Adjusted Debt to Adjusted EBITDAR Leverage Ratio and Adjusted Net Debt to Adjusted EBITDAR Leverage Ratio for the years ended December 31, 2025 and 2024:

		December 31,		December 31,
		2025		2024

Debt Obligations		$9,924,635		$13,522,179
Operating lease liabilities		9,933,862		4,847,894

Adjusted Debt Obligations	(a)	$19,858,497		$18,370,073
Total Cash		18,154,849		20,609,003

Adjusted Net Debt Obligations	(b)	$1,703,648		$(2,238,930)

Net income	(c)	$14,596,978		$6,757,059
Adjusted EBITDAR	(d)	$22,541,800		$11,815,720

Adjusted Leverage Ratios
Adjusted Debt to Net Income Leverage: (a) divided by (c)		1.36	x	2.72	x

Adjusted Debt to Adjusted EBITDAR Leverage: (a) divided by (d)		0.88	x	1.55	x
Adjusted Net Debt to Adjusted EBITDAR Leverage: (b) divided by (d)		0.08	x	(0.19)	x

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

The following table reconciles Net Cash to its comparable U.S. GAAP financial measures:

	December 31,	December 31,
	2025	2024

Total Cash	$18,154,849	$20,609,003
Less: Debt Obligations	(9,924,635)	(13,522,179)

	$8,230,214	$7,086,824

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

The following table reconciles Free Cash Flow to the comparable U.S. GAAP financial measures for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

Operating Cash Flow	$2,580,794	$10,190,640
Capital Expenditures	(1,251,146)	(3,758,404)

	$1,329,648	$6,432,236

Performance Metrics

In addition to non-U.S. GAAP financial measures, management utilizes certain performance metrics to assess its operations. A key performance metric that is calculated consistently across our reportable segments is the Inventory Turnover Ratio. As a purveyor of recommerce assets and recycling-grade base and precious metals, our ability to acquire inventory with appropriate margin, turn over our inventory, and redeploy sale proceeds is critical to our success. Appropriate inventory turns also reduce our exposure to changing consumer preferences and commodity market volatility.

The Company defines its Inventory Turnover Ratio as (i) cost of goods sold less shipping and handling costs divided by (ii) Average Inventory. The Company excludes shipping and handling costs in the definition of Inventory Turnover. The Company defines Average Inventory as the mean value of the Company’s inventory over a specific period, calculated by (i) adding the beginning inventory and ending inventory for that period and (ii) dividing by two.

When evaluated in conjunction with our consolidated financial statements, the Company believes that these performance metrics provide meaningful insight into our results of operations, financial condition, and ability to meet financial obligations.

These performance metrics should not be considered a substitute for, nor superior to, our financial results. These performance metrics are not calculated in the same manner by all companies and, accordingly, may not be an appropriate measure for comparing performance among different companies.

The following table reconciles the components of Inventory Turnover for the years ended December 31, 2025 and 2024:

		Year Ended December 31,
		2025						2024
		Consumer		Commercial		Consolidated		Consumer		Commercial		Consolidated

Cost of goods sold	(a)	$169,793,289		$17,303,080		$187,096,369		$114,587,598		$21,472,844		$136,060,442
Less: shipping and handling costs	(b)	(68,309)		(3,904,724)		(3,973,033)		(95,765)		(4,840,381)		(4,936,146)

Cost of goods sold less shipping and handling costs	(c)	$169,724,980		$13,398,356		$183,123,336		$114,491,833		$16,632,463		$131,124,296

Beginning inventory	(d)	$23,973,333		$1,732,191		$25,705,524		$21,905,055		$1,241,122		$23,146,177
Ending inventory	(e)	32,814,426		2,251,539		35,065,965		23,973,333		1,732,191		25,705,524

Average Inventory: (d) plus (e) divided by 2	(e)	$28,393,880		$1,991,865		$30,385,745		$22,939,194		$1,486,657		$24,425,851

Inventory Turnover Ratio
Inventory Turnover: (c) divided by (e)		5.98	x	6.73	x	6.03	x	4.99	x	11.19	x	5.37	x

Liquidity and Capital Resources

The following table summarizes the Company’s consolidated statements of cash flows:

	Year Ended December 31,		Change
	2025	2024	Amount	%
Net cash provided by (used in):
Operating activities	$2,580,794	$10,190,640	$(7,609,846)	(74.7)%
Investing activities	(1,248,496)	(3,760,404)	2,511,908	(66.8)%
Financing activities	(3,786,452)	(3,675,086)	(111,366)	3.0%

Net increase (decrease) in cash and cash equivalents	$(2,454,154)	$2,755,150	$(5,209,304)	NM

Operating Activities

Cash flows provided by operations decreased by $7,609,846, or 74.7%, during the year ended December 31, 2025, to $2,580,794, as compared to $10,190,640 during the same period in Fiscal 2024. The decrease in cash provided by operations was primarily attributed to an increase in net income, certain non-cash adjustments to reconcile net income to operating cash flow (as detailed in the consolidated statements of cash flows), and the following significant net changes in cash associated with operating assets and liabilities:

●	Accounts receivable: a $10,109,701 net increase primarily attributed to our consumer segment, resulting from an increase in wholesale precious metals transactions awaiting payment.

●	Inventories: a $6,801,094 net increase primarily attributed to our consumer segment, resulting from rising inventory costs, which were most significant in Fiscal 2025.
●	Prepaid expenses: a $573,502 net increase primarily attributed to our commercial segment, resulting from incurring costs in Fiscal 2025 to obtain a contract and from a reduction in prepaid freight associated with our ITAD revenue share settlements in Fiscal 2024.
●	Other assets: an $89,880 net decrease primarily attributed to our consumer segment, resulting from an increase in lease deposits that predominantly occurred in Fiscal 2024 and from the reversal of a federal income tax asset within our corporate segment in Fiscal 2025. Lease deposits were greater in Fiscal 2024 due to the store expansions.
●	Accounts payable: a $1,066,086 net increase primarily attributed to normal course operations throughout the Company.
●	Accrued expenses: a $1,153,260 net decrease primarily attributed to our commercial segment, resulting from a decrease in unvouchered inventory payment in Fiscal 2025 and an increase in unvouchered inventory payments in Fiscal 2024. This change was partially offset by an increase in accrued tax liability within our corporate segment that occurred in Fiscal 2025.
●	Operating leases: a $304,521 net decrease primarily attributed to our commercial segment, resulting from an increase in lease costs from the new store footprint, which was incrementally offset by the closure of our ITAD Arizona facility in Fiscal 2025.
●	Other liabilities: a $1,172,096 net increase primarily attributed to our consumer segment, resulting from an increase in customer gift cards.

Investing Activities

Cash flows (used in) investing activities decreased by $2,511,908, or 66.8%, during the year ended December 31, 2025, to $1,248,496, as compared to $3,760,404 during the same period in Fiscal 2024. The decrease in cash (used in) investing activities during the year ended December 31, 2025, was primarily impacted by more significant capital being deployed on ERP development, new store buildouts, and an associated real estate purchase for one of our Arizona locations in the same period in Fiscal 2024. Fiscal 2025 expenditures have primarily been related to improvements to our corporate headquarters and new stores.

Financing Activities

Cash flows (used in) financing activities increased by $111,366, or 3.0%, during the year ended December 31, 2025, to $3,786,452, as compared to $3,675,086 during the same period in Fiscal 2024. The increase in cash (used in) financing activities during the year ended December 31, 2025, was primarily attributed to a greater use of cash in the repayment of two notes payable in Fiscal 2025, while cash utilized in Fiscal 2024 was primarily attributed to share buybacks, which were substantially less in Fiscal 2025.

Capital Resources

Although the Company has access to a line of credit, our primary source of liquidity and capital resources currently consists of cash generated from our operating activities. We do not anticipate needing to fund our operations through the use of our line of credit, and we have no amounts drawn as of December 31, 2025. We have historically renewed, extended, or replaced short-term debt as it matures, and management believes that we will be able to continue to do so in the near future.

Capital Expenditures

We regularly identify growth opportunities and business optimizations that require capital deployment. The Company continuously monitors its capital deployment and primarily funds capital expenditures with cash flow from operating activities. Where appropriate, the Company may use debt financing on select projects. When this occurs, the Company further evaluates the project's future cash flows to ensure the debt tenure and payback period are aligned, as well as the appropriateness of the rate of return.

Consumer Segment

In Fiscal 2025, the consumer segment primarily expended capital on store expansion, albeit to a lesser degree, as only 1 store was opened during the year. In Fiscal 2024, the consumer segment primarily expended capital on the opening of 5 stores.

The Company believes it has the liquidity and capital resources to fund future capital outlays associated with maintaining its asset base and strategic initiatives.

Commercial Segment

In Fiscal 2025, the commercial segment primarily expended capital on facility-related items. In Fiscal 2024, the commercial segment primarily expended capital on processing assets and was the primary beneficiary of our ERP system capital spend.

The Company believes it has the liquidity and capital resources to fund future capital outlays to maintain its asset base and pursue strategic initiatives.

Contractual Obligations

The following table summarizes future contractual obligations related to debt and leases as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter

Notes payable(1)	$7,787,468	$116,040	$120,234	$125,011	$675,535	$1,100,347
Interest payments on notes payable(2)	295,744	77,804	73,610	68,833	55,436	23,586
Operating leases(3)	2,411,766	2,340,972	2,129,145	2,068,798	1,800,176	550,061

	$10,494,978	$2,534,816	$2,322,989	$2,262,642	$2,531,147	$1,673,994
(1)	Notes payable include the principal amount of borrowings outstanding under the Company’s debt facilities.
(2)	Interest payments on notes payable are based on interest rates in effect as of December 31, 2025. As contractual interest rates and the amount of notes payable outstanding vary in certain cases, actual cash payments may differ from the amounts provided.
(3)	Operating lease payments reflect those embedded in the measurement of our operating lease liabilities and thus include lease payments for the remaining non-cancellable period of the lease together with periods covered by renewal (or termination) options which we are reasonably certain to exercise (or not exercise). These operating lease payments do not include certain taxes, insurance, and maintenance costs, which are also required contractual obligations under some of our operating leases, but are generally not fixed and can fluctuate year to year.

Off-Balance Sheet Arrangements

There are no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to our shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required because we are a “Smaller Reporting Company” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Envela Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envela Corporation and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

March 18, 2026

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024
Sales	$241,021,362	$180,376,229
Cost of goods sold	187,096,369	136,060,442

Gross margin	53,924,993	44,315,787

Expenses:
Selling, general and administrative	33,949,473	34,605,132
Depreciation and amortization	1,866,589	1,551,774

Total operating expenses	35,816,062	36,156,906

Operating income	18,108,931	8,158,881

Other income (expense):
Other income	1,020,929	1,037,682
Interest expense	(406,642)	(447,383)

Income before income taxes	18,723,218	8,749,180
Income tax expense	(4,126,240)	(1,992,121)

Net income	$14,596,978	$6,757,059

Basic earnings per share:
Net income	$0.56	$0.26

Diluted earnings per share:
Net income	$0.56	$0.26

Weighted average shares outstanding:
Basic	25,979,353	26,180,801
Diluted	25,979,353	26,180,801

The accompanying notes are an integral part of these consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$18,154,849	$20,609,003
Accounts receivable, net of allowance for credit losses of $735,944 and $433,159 as of December 31, 2025 and December 31, 2024, respectively	10,984,191	4,384,238
Notes receivable	—	2,000
Inventories	35,065,965	25,705,524
Prepaid expenses	1,239,483	874,203
Other current assets	—	28,839
Total current assets	65,444,488	51,603,807

Property and equipment, net	13,584,189	13,515,162
Right-of-use assets from operating leases	9,720,925	4,741,326
Goodwill	3,621,453	3,621,453
Intangible assets, net	3,407,167	4,097,778
Deferred tax asset	—	49,526
Other assets	244,525	241,437

Total assets	$96,022,747	$77,870,489

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,294,443	$3,177,550
Notes payable	7,787,468	3,591,351
Operating lease liabilities	1,937,295	2,078,505
Accrued expenses	2,791,003	3,215,343
Other current liabilities	1,871,215	455,385
Total current liabilities	18,681,424	12,518,134

Deferred tax liability	147,381	—
Notes payable, less current portion	2,137,167	9,930,828
Operating lease liabilities, less current portion	7,996,567	2,769,389

Total liabilities	28,962,539	25,218,351

Contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and 25,963,476 shares outstanding as of December 31, 2025; 26,924,631 shares issued and 25,995,701 shares outstanding as of December 31, 2024	269,246	269,246
Treasury stock at cost, 961,155 and 928,930 shares, as of December 31, 2025 and December 31, 2024, respectively	(4,757,731)	(4,568,823)
Additional paid-in capital	40,173,000	40,173,000
Retained earnings	31,375,693	16,778,715

Total stockholders’ equity	67,060,208	52,652,138

Total liabilities and stockholders’ equity	$96,022,747	$77,870,489

The accompanying notes are an integral part of these consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Operations
Net income	$14,596,978	$6,757,059
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,866,589	1,551,774
Provision for credit losses	317,680	234,853
Deferred taxes	196,907	(88,194)
Non-cash lease expense	2,566,279	2,083,178
Loss on disposal of equipment	5,491	7,084
Changes in operating assets and liabilities:
Accounts receivable	(6,917,633)	3,192,068
Inventories	(9,360,441)	(2,559,347)
Prepaid expenses	(365,280)	208,222
Other assets	25,751	(64,129)
Accounts payable	1,116,893	50,807
Accrued expenses	(424,340)	728,920
Operating leases	(2,459,910)	(2,155,389)
Other liabilities	1,415,830	243,734

Net cash provided by operations	2,580,794	10,190,640

Investing
Purchase of property and equipment	(1,200,515)	(3,459,506)
Purchase of intangible assets	(50,631)	(298,898)
Proceeds from (investment in) notes receivable	2,000	(2,000)
Proceeds from the sale of equipment	650	—

Net cash (used in) investing	(1,248,496)	(3,760,404)

Financing
Payments on notes payable	(3,597,544)	(1,261,312)
Purchase of treasury stock	(188,908)	(2,413,774)

Net cash (used in) financing	(3,786,452)	(3,675,086)

Net change in cash and cash equivalents	(2,454,154)	2,755,150
Cash and cash equivalents, beginning of period	20,609,003	17,853,853

Cash and cash equivalents, end of period	$18,154,849	$20,609,003

Supplemental cash flow information
Cash paid during the period for:
Interest	$419,571	$449,032
Income Taxes	$2,834,505	$2,270,708

Supplemental noncash investing and financing activities
Scottsdale Transaction measurement period adjustment, addition to intangible assets, reduction to goodwill	—	27,500
Scottsdale Transaction measurement period adjustment, addition to property and equipment, reduction to goodwill	—	122,500
Scottsdale Transaction measurement period adjustment, reduction to notes payable, reduction to goodwill	—	150,000

The accompanying notes are an integral part of these consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Year Ended December 31, 2024

Balance as of January 1, 2024	26,924,631	$269,246	(415,973)	$(2,155,049)	—	$—	$40,173,000	$10,021,656	$48,308,853

Net Income	—	—	—	—	—	—	—	6,757,059	6,757,059

Shares repurchased	—	—	(512,957)	(2,413,774)	—	—	—	—	(2,413,774)

Balance as of December 31, 2024	26,924,631	$269,246	(928,930)	$(4,568,823)	—	$—	$40,173,000	$16,778,715	$52,652,138

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Year Ended December 31, 2025

Balance as of January 1, 2025	26,924,631	$269,246	(928,930)	$(4,568,823)	—	$—	$40,173,000	$16,778,715	$52,652,138

Net Income	—	—	—	—	—	—	—	14,596,978	14,596,978

Shares repurchased	—	—	(32,225)	(188,908)	—	—	—	—	(188,908)

Balance as of December 31, 2025	26,924,631	$269,246	(961,155)	$(4,757,731)	—	$—	$40,173,000	$31,375,693	$67,060,208

The accompanying notes are an integral part of these consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Envela and its wholly owned subsidiaries. The accounting for the accompanying consolidated financial statements has been prepared in accordance with United States (“U.S”) Generally Accepted Accounting Principles (“U.S. GAAP”) and, in the opinion of management, reflects all adjustments necessary to fairly state the Company’s results of operations, financial position, stockholders’ equity, and cash flows for the periods presented.

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

Principles of Consolidation

Envela serves as a holding company, conducting its operations via subsidiaries engaged in various businesses and activities within the recommerce and recycling sectors. The Company has no variable interest entities that require consolidation. All intercompany transactions and balances have been eliminated.

Nature of Operations

The products and services we offer are delivered by our subsidiaries under their distinct brands, rather than directly by Envela itself. Significant business activities within our reportable segments are detailed below:

Consumer Segment

Our consumer segment primarily operates in the jewelry industry, specializing in the online and brick-and-mortar sale of authenticated high-end luxury goods, including pre-owned fine jewelry, diamonds and gemstones, luxury watches, and secondary market bullion. We incorporate recycled diamonds and gemstones into our new designs, meaning they were previously set and unset, producing a low-carbon and ethical origin product. The Company caters to consumers seeking environmentally responsible options for engagement rings, wedding bands, and other fine jewelry at accessible prices. Our profound commitment to extending the lifespan of luxury goods stems from our understanding that well-crafted items have an enduring quality, enabling them to maintain their beauty and value as they are passed from one owner to another.

Commercial Segment

Our commercial segment specializes in the de-manufacturing of end-of-life electronic assets to reclaim commodities and other materials, while also engaging in the ITAD and product returns industry. Separated commodities, including metals, plastics, and glass, are sold to downstream processors where they are further processed and reintroduced into new products. ITAD services maximize the residual value of retired IT assets by adhering to a reuse-first philosophy and ensuring equipment is refurbished and re-marketed after data sanitization. Our product returns business reintroduces products back into the supply chain, creating another opportunity for the asset to be used. The Company offers services that manage the entire lifecycle of technology products to ensure data security, regulatory compliance, and environmental sustainability. We are proud of our role in supporting a circular economy through the responsible reuse and recycling of electronic devices.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

See Note 3 – Accounting Policies and Estimates and Note 9 – Segment Information for further details.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, provides guidance on identifying performance obligations in revenue-generating transactions. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (i) identifying the contract with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when the corresponding performance obligation is satisfied.

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

Commercial Segment

The commercial segment recognizes revenue from refining when our inventory arrives at the destination port, and the performance obligation is satisfied by transferring control of the goods identified in the customer contract. The initial invoice is recognized in full when our performance obligation is satisfied. Under ASC 606, an estimate of the variable consideration to which we are entitled is included in the transaction price, based on the estimated weight and the current spot price of the metal. An adjustment to revenue is made once the underlying weight and any metal spot price movements are resolved, which usually takes around six weeks. Any adjustment arising from the resolution of the underlying uncertainty is netted against the settlement due under the original contract. Historically, these amounts have not been material.

The commercial segment also provides recycling and product returns services according to a Scope of Work (“SOW”). Revenue from recycling and product returns services are recognized upon completion of the SOW at a predetermined amount based on the number of units processed and a preset price per unit or weight measurement.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The commercial segment provides freight arrangement services for inbound asset or material movements to our facilities. Revenue from freight arrangement services is recognized upon settlement with our business partners, which occurs when the SOW is completed. Under the guidance of ASC 606, the Company is deemed to be a principal and, as such, records freight arrangement services as a component of revenue, and the associated expense is recorded as a component of cost of goods sold.

The commercial segment recognizes revenue on outright sales when terms and transaction price are agreed to, the product is shipped, and the title is transferred.

See Note 10 – Revenue for further details.

Sales Returns and Allowances

Sales are recorded, net of expected returns. In some cases, customers in the consumer and commercial segments may return a product purchased within 30 days of receipt. Our allowance for estimated returns is based on our review of historical returns experience and reduces our reported revenues accordingly.

As of December 31, 2025, and December 31, 2024, the consumer segment’s allowance for returns was $18,190 and $11,942, respectively.

As of December 31, 2025, and December 31, 2024, the commercial segment’s allowance for returns was $42,339 and $48,569, respectively.

Concentrations and Credit Risk

The Company is potentially subject to concentrations of counterparty credit risk. The concentrations described herein pertain to certain domestic precious metals transactions that require an assay and are of short duration and settled on comparable terms. Overall customer concentrations, as a percentage of sales, may vary due to the product mix sold in each comparative period. Individual customer concentrations are also affected by each customer’s production schedule; accordingly, the Company identifies the most appropriate sales outlet to ensure timely transaction settlement.

For the year ended December 31, 2025, two customers aggregated 54.9% of our sales and represented 68.3% of our accounts receivable balance. These customers were attributed to our consumer segment.

For the year ended December 31, 2024, one customer aggregated 30.8% of our sales and represented 6.8% of our accounts receivable balance. These customers were attributed to our consumer segment.

The Company believes that no single customer is critical to its business, given its diverse revenue streams and the optionality of its sales outlets, which are primarily associated with base and precious metals.

Categorization of Costs and Allocation of Corporate Overhead

Critical to understanding the nature of our operations and presentation of our results of operations is the categorization of costs and allocation of corporate overhead.

Detailed below are the categorization of costs associated with cost of goods sold and selling, general and administrative expenses:

Cost of Goods Sold

Cost of goods sold includes the cost of commodities, harvested components from technology, and merchandise sold, as well as the costs of inbound and outbound freight.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling, General and Administrative Expenses

Selling, general, and administrative expenses include facility costs, asset and commodity processing costs, processing and store-level personnel costs, and waste disposal costs. Selling, general, and administrative expenses also include personnel costs for sourcing business partner relationships and outbound sales, as well as support and corporate overhead costs associated with accounting and finance, legal, risk management, compliance, information systems, logistics, marketing, and any third-party service providers.

The Company allocates its corporate overhead to its operating segments, which includes selling, general and administrative expenses, along with depreciation and amortization, other income, interest expense, and income tax expense.

See Note 2 – Principles of Consolidation and Nature of Operations for further details.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

Shipping and Handling Costs

Within the consumer and commercial segments, inbound and outbound freight costs are a component of cost of goods sold. Shipping and handling costs are accounted for as fulfillment costs.

For the years ended December 31, 2025, and December 31, 2024, the consumer segment’s shipping and handling costs were $68,309 and $95,765, respectively.

For the years ended December 31, 2025, and December 31, 2024, the commercial segment’s shipping and handling costs were $3,904,724 and $4,840,381, respectively.

Advertising Costs

Advertising costs for the consumer and commercial segments are expensed as incurred.

For the years ended December 31, 2025, and December 31, 2024, the consumer segment’s advertising costs were $1,121,334 and $1,309,013, respectively.

For the years ended December 31, 2025, and December 31, 2024, the commercial segment’s advertising costs were $419,028 and $281,814, respectively.

Leases

We determine if an arrangement is a lease at inception. We do not separate non-lease components from lease components to which they relate and have accounted for the combined lease and non-lease components as a single lease component. Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless we are reasonably certain of renewing the lease at inception or upon a triggering event.

In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842, Leases, requires us to use the interest rate that a lessee would have to pay to borrow on a collateralized basis over a similar term, in an amount equal to the lease payments, in a similar economic environment. If we cannot readily determine the discount rate implicit in lease agreements, we utilize our incremental borrowing rate. For leases of one year or less, the Company has elected not to record lease liabilities and right-of-use assets and instead recognizes the expense associated with lease payments on a straight-line basis.

See Note 11 – Leases for further details.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Store Pre-Opening Costs

The Company may incur significant costs associated with new store openings, including, but not limited to, advertising, employee recruitment, licenses, permits, supplies, training, travel, and general store readiness, and these costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company believes that its significant filing positions are highly certain, and that all its other significant income tax filing positions and deductions would be sustained upon audit, or that any final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. The Company recognizes accrued interest and penalties resulting from audits by tax authorities in the provision for income taxes in the consolidated statements of income.

See Note 17 – Income Taxes for further details.

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the likelihood that the benefit of the deferred tax assets will be realized and the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ended December 31, 2025, and December 31, 2024.

As of December 31, 2025, the Company had a deferred tax liability of $147,381. As of December 31, 2024, the Company had a deferred tax asset of $49,526. The Company did not have a valuation allowance as of December 31, 2025, or December 31, 2024.

See Note 17 – Income Taxes for further details.

Segment Information

The accounting standards for reporting information about operating segments define an operating segment as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. For the periods presented in these consolidated financial statements, the Company’s CODM was identified as the Chief Executive Officer.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

See Note 2 – Principles of Consolidation and Nature of Operations and Note 9 – Segment Information for further details.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings per share of our Common Stock, is computed by dividing net earnings available to holders of the Common Stock by the weighted average number of shares of Common Stock outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants outstanding, determined using the treasury stock method.

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

See Note 14 – Stock-Based Compensation for further details.

Taxes Collected from Customers

The Company’s policy is to present taxes collected from customers and remitted to governmental authorities on a net basis. The Company records the amounts collected as a current liability and releases such liability upon remittance to the taxing authority, without affecting revenues or expenses.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the notes receivable and notes payable approximate fair value because the underlying instruments bear interest at rates that reflect current market rates. None of these instruments are held for trading purposes.

Financial instruments that may subject the Company to concentration of credit risk include cash and cash equivalents, as well as accounts receivable. At times, cash and cash equivalents exceed federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The carrying amounts reported in the consolidated balance sheets approximate fair value.

Accounts Receivable, Net of Allowances

Accounts receivable represents amounts primarily due from customers on products and services. Our allowance for credit losses is primarily determined by an analysis of our accounts receivable aging, using the expected losses methodology. The allowance for credit losses is determined based on historical experience in collecting past-due amounts, the degree of their aging, and current economic factors impacting balances. In addition, specific accounts that are considered and expected to be uncollectible are included in the allowance for credit losses. Accounts receivable are considered delinquent when payment is not made within the contract terms. Accounts receivable are written off when all efforts to collect have been exhausted, and the potential for recovery is considered remote.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, and December 31, 2024, the consumer segment’s allowance for credit losses was $0 and $0, respectively.

As of December 31, 2025, and December 31, 2024, the commercial segment’s allowance for credit losses was $735,944 and $433,159, respectively.

A summary of the allowance for credit losses is presented below:

	December 31,
	2025	2024

Beginning Balance	$433,159	$260,858
Provision for credit losses (+)	317,680	234,853
Receivables written off (-)	(14,895)	(62,552)

Ending Balance	$735,944	$433,159

Inventories

Consumer Segment

The consumer segment states its inventory at the lower of cost and net realizable value. The cost of inventory is the amount paid for an individual asset or lot of goods. We consider factors such as the current spot market price of precious metals and the current market demand for the items being purchased. Consigned inventory has a net-zero balance. The majority of our inventory has some component of its value that is based on the spot market price of precious metals. We monitor metals-based commodity markets to assess any adverse impact on the carrying value of our inventory.

Commercial Segment

The commercial segment states its inventory at the lower of cost and net realizable value. The cost of our technology assets equals the amount paid for the individual asset or lot of goods, or, in instances where we have an obligation to sell the asset before we pay for it, we use the retail cost method to estimate its value. Inherent in the retail cost method are certain management judgments and estimates that may affect the ending inventory valuation of such assets and the gross profit recognized at the time of sale. We believe that our estimates, used in applying the retail cost method to value such assets, reasonably reflect their cost. The cost of our processed and unprocessed inventory, primarily consisting of base metals and electronic scrap with grades containing precious metals, is determined using the weighted-average cost method. We monitor metals-based commodity markets to assess any adverse impact on the carrying value of our inventory.

See Note 4 – Inventories for further details.

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. There were no triggering events identified during the years ended December 31, 2025 and 2024, and the Company did not record a goodwill impairment charge in any of the periods presented.

See Note 5 – Goodwill for further details.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets, except for construction in progress, which has not yet been placed into service. The following table depicts the estimated useful lives of our property and equipment asset classes:

Land	Indefinite
Vehicles	5 to 7 years
Buildings	39 years
Building improvements	Shorter of 15 years or remaining useful life
Furniture and fixtures	5 to 7 years
Machinery and equipment	3 to 10 years
Leasehold improvements	Shorter of 15 years or remaining lease term

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Expenditures for repairs and maintenance are expensed as incurred; betterments that increase the value or materially extend the life of the related assets are capitalized.

See Note 6 – Property and Equipment, Net for further details.

Intangible Assets, Net

Finite-lived intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis over the estimated useful lives of the assets, except for assets under development that have not yet been placed into service. The following table depicts the estimated useful lives of our property and equipment asset classes:

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 updates the accounting for internal-use software by replacing former stage-based rules with a principles-based framework. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed funding, and it is probable that the project will be completed and the software will be used to perform the intended function. ASU 2025-06 also supersedes website development cost guidance, moving it to ASC 350-40. The guidance is effective for annual and interim periods beginning after December 15, 2027, with early adoption and prospective, retrospective or

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a modified transition application permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The guidance is effective for annual and interim periods beginning after December 15, 2027, with early adoption and prospective or retrospective application permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). ASU 2025-12 addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to U.S. GAAP. The update represents changes to the codification that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The guidance is effective for annual and interim periods beginning December 15, 2026, with early adoption and prospective or retrospective application permitted. For amendments to Topic 260: Earnings Per Share, shall be applied retrospectively. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The guidance is effective for annual and interim periods beginning after December 15, 2025, with early adoption and prospective application permitted. The Company adopted the practical expedient guidance effective January 1, 2025. As ASU 2025-05 applies to credit losses for accounts receivable and contract assets, the adoption did not have a material impact on the Company’s consolidated financial statements.

No other recently issued or effective ASUs had, or are expected to have, a material impact on our financial position and results of operations.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — INVENTORIES

The following table summarizes the details of the Company’s inventories:

	December 31,	December 31,
	2025	2024
Consumer
Trade inventories	$32,814,426	$23,973,333

Sub-total	32,814,426	23,973,333

Commercial
Trade inventories	2,251,539	1,732,191

Sub-total	2,251,539	1,732,191

	$35,065,965	$25,705,524

NOTE 5 — GOODWILL

The following table summarizes the details of the Company’s changes in goodwill:

	December 31,	December 31,
	2025	2024
Consumer
Opening balance	$—	$300,000
Additions (reductions) (1)	—	(300,000)

Sub-total	—	—

Commercial
Opening balance	3,621,453	3,621,453
Additions (reductions)	—	—

Sub-total	3,621,453	3,621,453

	$3,621,453	$3,621,453
(1)	The decrease in goodwill of $300 thousand for the year ended December 31, 2024, related to measurement period adjustments pertaining to the acquisition of the assets of a bespoke fabricator of jewelry in Scottsdale, Arizona (the “Scottsdale Transaction”).

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PROPERTY AND EQUIPMENT, NET

The following table summarizes the details of the Company’s property and equipment, net:

	December 31,	December 31,
	2025	2024
Consumer
Land	$1,824,892	$1,824,892
Buildings and improvements	6,139,182	6,078,606
Leasehold improvements	2,019,993	1,736,193
Furniture and fixtures	1,488,500	1,203,540
Machinery and equipment	1,693,308	1,570,704
Vehicles	53,318	53,318
Construction in progress (1)	65,561	135,856
	13,284,754	12,603,109
Less: accumulated depreciation	(3,882,909)	(3,287,437)

Sub-total	9,401,845	9,315,672

Commercial
Leasehold improvements	160,850	172,391
Furniture and fixtures	74,811	74,811
Machinery and equipment	1,389,680	1,336,427
Vehicles	206,556	206,556
	1,831,897	1,790,185
Less: accumulated depreciation	(1,356,836)	(1,112,694)

Sub-total	475,061	677,491

Corporate
Land	1,106,664	1,106,664
Buildings and improvements	2,749,983	2,688,523
Furniture and fixtures	84,877	—
Machinery and equipment	64,290	28,627
Construction in progress (1)	92,702	—
	4,098,516	3,823,814
Less: accumulated depreciation	(391,233)	(301,815)

Sub-total	3,707,283	3,521,999

	$13,584,189	$13,515,162
(1)	As of December 31, 2025 and December 31, 2024, these assets have not yet been placed into service and are not yet depreciable.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INTANGIBLE ASSETS, NET

The following table summarizes the details of the Company’s intangible assets, net:

	December 31,	December 31,
	2025	2024
Consumer
Technology	$409,896	$409,896
Customer lists	13,000	13,000
Trademarks/tradenames	3,924	—
Assets under development (1)	—	3,381
	426,820	426,277
Less: accumulated amortization	(389,025)	(379,980)

Sub-total	37,795	46,297

Commercial
Trademarks/tradenames	2,869,000	2,869,000
Customer contracts	1,873,000	1,873,000
Customer relationships	1,809,000	1,809,000
	6,551,000	6,551,000
Less: accumulated amortization	(3,507,313)	(2,877,855)

Sub-total	3,043,687	3,673,145

Corporate
Technology	512,636	462,548
	512,636	462,548
Less: accumulated amortization	(186,951)	(84,212)

Sub-total	325,685	378,336

	$3,407,167	$4,097,778
(1)	As of December 31, 2025 and December 31, 2024, these assets have not yet been placed into service and are not yet amortizable.

The following table depicts the Company’s estimated future amortization expense related to intangible assets as of December 31, 2025:

	Consumer	Commercial	Corporate	Total

2026	$9,320	$629,448	$108,562	$747,330
2027	9,320	629,448	108,562	747,330
2028	8,452	629,448	108,561	746,461
2029	3,665	539,919	—	543,584
2030	1,692	254,628	—	256,320
Thereafter	5,346	360,796	—	366,142

	$37,795	$3,043,687	$325,685	$3,407,167

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — ACCRUED EXPENSES

The following table summarizes the details of the Company’s accrued expenses:

	December 31,	December 31,
	2025	2024
Consumer
Accrued interest	$5,594	$11,276
Payroll	169,602	361,829
Taxes	162,689	133,008

Sub-total	337,885	506,113

Commercial
Accrued interest	7,222	7,568
Payroll	109,172	457,722
Unvouchered inventory payments	959,340	1,915,567
Other	21,168	26,334

Sub-total	1,096,902	2,407,191

Corporate
Accrued interest	—	6,902
Payroll	10,788	38,205
Professional fees	67,560	81,973
Taxes	1,258,645	153,479
Other	19,223	21,480

Sub-total	1,356,216	302,039

	$2,791,003	$3,215,343

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — SEGMENT INFORMATION

The CODM uses operating income to evaluate the performance of the overall business, make investing decisions, and allocate resources. The following table depicts the Company’s segment results of operations, including significant expenses that are regularly reviewed by the CODM, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Sales	$192,717,539	$48,303,823	$241,021,362	$130,469,468	$49,906,761	$180,376,229
Cost of goods sold	169,793,289	17,303,080	187,096,369	114,587,598	21,472,844	136,060,442
Selling, general and administrative	15,454,592	18,494,881	33,949,473	15,211,970	19,393,162	34,605,132
Depreciation and amortization	791,966	1,074,623	1,866,589	524,510	1,027,264	1,551,774

Operating income	$6,677,692	$11,431,239	$18,108,931	$145,390	$8,013,491	$8,158,881

The following table depicts a reconciliation from segment operating income to income before income taxes for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating income	$6,677,692	$11,431,239	$18,108,931	$145,390	$8,013,491	$8,158,881
Other income	352,295	668,634	1,020,929	104,561	933,121	1,037,682
Interest expense	(204,603)	(202,039)	(406,642)	(228,792)	(218,591)	(447,383)

Income before income taxes	$6,825,384	$11,897,834	$18,723,218	$21,159	$8,728,021	$8,749,180

Other significant segment items that are regularly reviewed by the CODM are Capital Expenditures, which the Company defines as any purchases of property and equipment or intangible assets. The following table depicts Capital Expenditures for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

Consumer	$820,906	$3,159,705
Commercial	84,792	144,419
Corporate	345,448	454,280

	$1,251,146	$3,758,404

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table depicts the Company’s total assets:

	As of
	December 31, 2025	December 31, 2024

Consumer	$56,313,243	$40,454,328
Commercial	20,272,552	33,068,887
Corporate	19,436,952	4,347,274

	$96,022,747	$77,870,489

NOTE 10 — REVENUE

The following table depicts the Company’s disaggregation of total sales and gross margin for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025			2024
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$192,717,539	$22,924,250	11.9%	$130,469,468	$15,881,870	12.2%

Commercial	48,303,823	31,000,743	64.2%	49,906,761	28,433,917	57.0%

	$241,021,362	$53,924,993	22.4%	$180,376,229	$44,315,787	24.6%

The following table lists the opening and closing balances of our contract assets and liabilities:

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2024	$3,411,501	$—	$185,348
Closing Balance - 12/31/2024	738,132	—	455,385

Commercial
Opening Balance - 1/1/2024	4,399,658	—	—
Closing Balance - 12/31/2024	3,646,106	—	—

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2025	$738,132	$—	$455,385
Closing Balance - 12/31/2025	8,404,300	—	1,840,636

Commercial
Opening Balance - 1/1/2025	3,646,106	—	—
Closing Balance - 12/31/2025	2,579,891	—	30,579

The Company has no contract assets, and the contract liabilities are customer deposits, store credit, and gift cards, which are reported within other current liabilities in the consolidated balance sheets.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — LEASES

The following table depicts the Company’s future annual minimum leases payments as of December 31, 2025:

Operating
Leases
Consumer
2026	$1,130,777
2027	887,803
2028	652,641
2029	533,234
2030	203,190
Thereafter	-

Total minimum lease payments	3,407,645
Less: imputed interest	(268,790)

Sub-total	3,138,855

Commercial
2026	1,280,989
2027	1,453,169
2028	1,476,504
2029	1,535,564
2030	1,596,986
Thereafter	550,061

Total minimum lease payments	7,893,273
Less: imputed interest	(1,098,266)

Sub-total	6,795,007

Total	9,933,862

Less: current portion	1,937,295

$7,996,567

All of the Company’s leased facilities, as of December 31, 2025, are non-cancellable. The leases are a combination of triple net leases, for which the Company pays its proportionate share of common area maintenance, property taxes, and property insurance, and modified gross leases, for which the Company directly pays for common area maintenance and property insurance. Lease costs are comprised of a combination of minimum lease payments and variable lease costs.

The following table depicts supplemental cash flow information related to operating leases:

	Year Ended December 31,
	2025	2024

Non-cash activities: right-of-use operating lease assets obtained in exchange for new operating lease liabilities	$7,235,358	$2,341,024

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table depicts the Company’s leasing costs for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025			2024
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating lease cost	$1,117,351	$1,448,929	$2,566,280	$747,356	$1,357,709	$2,105,065
Variable lease cost	242,983	477,629	720,612	217,362	590,599	807,961
Short-term lease cost	32,153	150,258	182,411	167,550	179,877	347,427

	$1,392,487	$2,076,816	$3,469,303	$1,132,268	$2,128,185	$3,260,453

As of December 31, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases were 4.6 years and 5.1%. As of December 31, 2024, the weighted average remaining lease term and weighted average discount rate for operating leases were 3.0 years and 3.9%.

NOTE 12 — BASIC AND DILUTED AVERAGE SHARES

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024

Basic weighted average shares	25,979,353	26,180,801
Effect of potential dilutive securities	—	—

Diluted weighted average shares	25,979,353	26,180,801

For the years ended December 31, 2025 and 2024, there were no Common Stock options unexercised. For the years ended December 31, 2025, and 2024, there were no anti-dilutive shares, nor warrants outstanding.

On March 14, 2023, a stock repurchase program was unanimously approved by the Company’s Board, which gave management authorization to purchase up to 1.0 million shares of the Company’s Common Stock, at a per-share price not to exceed $9.00, on the open market. The plan expires on March 31, 2026.

On March 27, 2025, the Board unanimously approved the repurchase of an additional 100 thousand shares of the Common Stock, bringing the total authorization under the existing repurchase program to 1.1 million shares.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table lists the repurchase of Company shares for the year ended December 31, 2025:

	Total Number of	Average Price	Total Price	Shares Available
Fiscal Period	Shares Purchased	Paid per Share	Paid	to Purchase
Balance as of January 1, 2025	928,930	$4.92	$4,568,823	71,070

January 1 - 31, 2025	—	—	—	71,070
February 1 - 28, 2025	—	—	—	71,070
March 1 - 31, 2025	500	5.25	2,626	170,570

Balance as of March 31, 2025	929,430	$4.92	$4,571,449	170,570

April 1 - 30, 2025	—	—	—	170,570
May 1 - 31, 2025	—	—	—	—
June 1 - 30, 2025	20,163	5.89	118,700	150,407

Balance as of June 30, 2025	949,593	$4.94	$4,690,149	150,407

July 1 - 31, 2025	8,134	5.93	48,218	142,273
August 1 - 31, 2025	3,428	5.65	19,364	138,845
September 1 - 30, 2025	—	—	—	138,845

Balance as of September 30, 2025	961,155	$4.95	$4,757,731	138,845

October 1 - 31, 2025	—	—	—	138,845
November 1 - 30, 2025	—	—	—	138,845
December 1 - 31, 2025	—	—	—	138,845

Balance as of December 31, 2025	961,155	$4.95	$4,757,731	138,845

For the year ended December 31, 2025, the Company repurchased 32,225 shares for $188,908, for an average price of $5.86.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — DEBT

The following table summarizes the details of the Company’s long-term debt obligations:

	Outstanding Balance
	December 31,	December 31,
	2025	2024
Consumer
Note payable, FSB (1)	$2,342,485	$2,455,043
Note payable, Truist Bank (3)	762,430	801,175
Notes payable, TBT (4,5)	1,486,229	1,979,730
Note payable, Scottsdale Transaction (6)	18,750	50,000

Sub-total	4,609,894	5,285,948

Commercial
Note payable, FSB (2)	5,314,741	5,569,171
Note payable, Avail Transaction (7)	—	166,667

Sub-total	5,314,741	5,735,838

Corporate
Line of credit, FSB (8)	—	—
Note payable, TBT (9)	—	2,500,393

Sub-total	—	2,500,393

Total	9,924,635	13,522,179

Less: current portion	(7,787,468)	(3,591,351)

	$2,137,167	$9,930,828
(1)	On November 23, 2021, the consumer segment entered into a $2.781 million secured amortizing note payable with Farmer’s State Bank of Oakley, Kansas (“FSB”). The note payable bears interest at 3.10% and matures on November 15, 2026.
(2)	On November 23, 2021, the commercial segment entered into a $6.309 million secured amortizing note payable with FSB. The note payable bears interest at 3.10% and matures on November 15, 2026.
(3)	On July 9, 2020, the consumer segment entered into a $956 thousand secured amortizing note payable with Truist Bank. The note payable bears interest at 3.65% and matures on July 9, 2030.
(4)	On September 14, 2020, the consumer segment entered into a $496 thousand secured amortizing note payable with Texas Bank & Trust (“TBT”). The note payable incurred interest at 3.75% and matured on September 14, 2025.
(5)	On July 30, 2021, the consumer segment entered into a $1.772 million secured amortizing note payable with TBT. The note payable bears interest at 3.75% and matures on July 30, 2031.
(6)	On September 12, 2024, the consumer segment entered into a $50 thousand secured amortizing note payable in relation to the Scottsdale Transaction. The repayment of the note payable shall begin upon the fulfillment of certain terms and conditions under the asset purchase agreement entered into on September 12, 2024. The note payable’s imputed interest is 3.10% and matures on September 30, 2026.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	On October 29, 2021, the consumer segment entered into a $2.000 million secured amortizing note payable in relation to the acquisition of Avail Recovery Solutions, LLC on October 29, 2021 (“Avail Transaction"). The note payable’s imputed interest was 3.10% and matured on January 1, 2025.
(8)	On November 8, 2024, the Company entered into a $3.800 million secured line of credit with FSB. The line of credit bears interest at our rate of deposit +1.00% with a floor of 3.10% and matures on November 23, 2027.
(9)	On November 4, 2020, a wholly owned subsidiary of Envela entered into a $2.960 million secured amortizing note payable with TBT. The note payable incurred interest at 3.25%, matured, and was paid off on November 3, 2025.

The following table depicts the Company’s future principal payments on long-term debt obligations as of December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter
Consumer
Note payable, FSB (1)	$2,342,485	$—	$—	$—	$—	$—
Note payable, Truist Bank (3)	40,203	41,716	43,216	44,913	592,381	—
Notes payable, TBT (4,5)	71,289	74,324	77,018	80,098	83,154	1,100,347
Note payable, Scottsdale Transaction (6)	18,750	—	—	—	—	—

Sub-total	2,472,727	116,040	120,234	125,011	675,535	1,100,347

Commercial
Note payable, FSB (2)	5,314,741	—	—	—	—	—
Note payable, Avail Transaction (7)	—	—	—	—	—	—

Sub-total	5,314,741	—	—	—	—	—

Corporate
Line of Credit, FSB (8)	—	—	—	—	—	—
Note payable, TBT (9)	—	—	—	—	—	—

Sub-total	—	—	—	—	—	—

	$7,787,468	$116,040	$120,234	$125,011	$675,535	$1,100,347

Refer to (1) through (9) below the previous table for descriptions of the Company’s Debt Obligations.

The Company was in compliance with all of its debt obligation covenants for the years ended December 31, 2025, and December 31, 2024.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table depicts the Company’s future scheduled aggregate principal payments and maturities as of December 31, 2025:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year	Payments	Maturities	Total
2026	$476,170	$7,311,298	$7,787,468
2027	116,040	—	116,040
2028	120,234	—	120,234
2029	125,011	—	125,011
2030	110,183	565,352	675,535
Thereafter	65,531	1,034,816	1,100,347

	$1,013,169	$8,911,466	$9,924,635

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

As of December 31, 2025, no awards have been granted under the 2025 Plan. In the 2024 comparative period, there was no stock-based compensation activity under any prior plans. As a result, no stock-based compensation expense was recognized for the years ended December 31, 2025 and 2024.

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

NOTE 16 — CONTINGENCIES

We review the need to accrue for any loss contingency and establish a liability when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. We do not believe that the resolution of any currently pending lawsuits, claims, and proceedings, either individually or in the aggregate, will have a material adverse effect on our results of operations, financial position, or liquidity. However, the outcomes of any currently pending lawsuits, claims, and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case. There are no loss contingencies subject to reporting for the years ended December 31, 2025 and 2024.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — INCOME TAXES

The Company’s income from continuing operations before income tax expense for Fiscal 2025 and Fiscal 2024 was $18,723,218 and $8,749,180, respectively, and was derived entirely from domestic operations.

The following table summarizes the components of income tax expense, disaggregated by current and deferred, and by federal and state:

	Year Ended
	December 31,
	2025	2024
Current
Federal	$3,648,001	$1,888,771
State and local	281,332	191,544

Sub-total	3,929,333	2,080,315

Deferred
Federal	$196,907	$(88,194)

Sub-total	196,907	(88,194)

	$4,126,240	$1,992,121

The following table provides a reconciliation of the Company’s federal tax rate to its effective tax rate:

	Year Ended December 31,
	2025		2024
Income tax expense at the federal tax rate	$3,931,876	21.0%	$1,837,328	21.0%
State and local taxes, net of federal income tax effect(1)	222,253	1.2%	151,320	1.7%
Foreign derived intangible income	(44,231)	(0.2)%	—	0.0%
Nontaxable or nondeductible items	9,648	0.1%	8,415	0.1%
Other	6,694	0.0%	(4,942)	(0.1)%

	$4,126,240	22.0%	$1,992,121	22.8%
(1)	State taxes, net of federal benefit, are predominantly due to activity in Texas, as the majority of the business activity of the Company is from that state.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes income taxes paid, net of any refunds received for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024

Federal	$2,570,000	$2,090,000
State and local	264,505	180,708

	$2,834,505	$2,270,708

The following table summarizes income taxes paid, net of any refunds received, disaggregated by individual jurisdictions in which income taxes paid, net of refunds received, are equal to or greater than five percent of total income taxes paid, for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024

Federal	$2,570,000	$2,090,000
Texas (1)	—	123,000
Arizona(1)	—	30,000

	$2,570,000	$2,243,000
(1)	Taxes paid to the state of Texas and Arizona exceeded the five percent threshold for the year ended December 31, 2024, but not for the year ended December 31, 2025.

The following chart provides details of the significant temporary differences giving rise to deferred tax assets and liabilities:

	As of
	December 31, 2025	December 31, 2024
Deferred Tax Asset (Liability)
Inventories	$19,878	$57,015
Contingencies and accruals	167,259	128,673
Property and equipment	(386,007)	(146,109)
Goodwill and intangibles	4,148	3,111
Other	47,341	6,836

	$(147,381)	$49,526

No valuation allowance was recorded against the net deferred tax asset (liability) balance as of December 31, 2025 and December 31, 2024.

NOTE 18 — DEFINED CONTRIBUTION PLANS

The Company sponsors a defined contribution 401(k) plan (“DCP”). Employee contributions under the DCP are fully vested, with employer matching contributions being subject to a service vesting schedule. In Fiscal 2025 and 2024, the Company contributed $49,633 and $13,472 to the DCP, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to a low for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, the Company’s principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide the reasonable assurance of the foregoing.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessments, management has concluded that, as of December 31, 2025, the internal control over financial reporting is effective.

The Company is not required to provide an attestation report of our registered public accounting firm pursuant to rules promulgated by the SEC.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2025, no changes occurred that the Company’s management believes have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2025 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2025 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2025 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2025 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item will be included in our definitive Proxy Statement with respect to our 2025 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Financial Statements

The financial statements filed as part of this Annual Report are listed on the Index to Item 8. Financial Statements and Supplementary Data on page 48.

(2)	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted or are contained in the applicable financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this Annual Report on Form10-K or are incorporated herein by reference.

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
3.1	Amended and Restated By-laws, dated April 17, 2025		X	8-K	April 23, 2025	3.1

3.2	Certificate of Amendment to Articles of Incorporation, Dated December 12, 2019		X	8-K	December 16, 2019	3.1

4.1	Specimen Common Stock Certificate, 2025 Update	X

4.2	Description of Capital Stock		X	10-K	March 16, 2022	4.2

10.1	Amended and Restated Registration Rights Agreement, dated March 25, 2025, by and between Envela Corporation and Eduro Holdings, LLC		X	10-K	March 26, 2025	10.1

10.2	Form of Indemnification Agreement between Envela Corporation and each Officer and director of Envela Corporation		X	10-K	March 26, 2025	10.2

10.3	Form of Stock Option Award Agreement		X	S-8	August 13, 2025	4.3

10.4	Envela Corporation 2025 Equity Plan		X	S-8	August 13, 2025	4.5

14.1	Business Conduct & Ethics Policy		X	10-K	March 26, 2025	14.1

21.1	Subsidiaries of the Registrant	X

Exhibit Number	Description	Filed Herein	Incorporated by Reference	Form	Date Filed with SEC	Exhibit Number
23.1	Consent of Whitley Penn LLP	X

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by John G. DeLuca	X

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John R. Loftus	X

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John G. DeLuca	X

97.1	Clawback Policy		X	10-K	March 21, 2024	97.1

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVELA CORPORATION

(Registrant)

By:	/s/ JOHN R. LOFTUS	Dated: March 18, 2026
John R. Loftus
Chairman of the Board, Chief Executive Officer, and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ JOHN R. LOFTUS	Dated: March 18, 2026
John R. Loftus
Chairman of the Board, Chief Executive Officer, and President
(Principal Executive Officer)

By:	/s/ JOHN G. DELUCA	Dated: March 18, 2026
John G. DeLuca
Chief Financial Officer, Secretary, and Treasurer
(Principal Accounting Officer)

By:	/s/ VINCE A. ACKERSON	Dated: March 18, 2026
Vince A. Ackerson
Director

By:	/s/ ALEXANDRA C. GRIFFIN	Dated: March 18, 2026
Alexandra C. Griffin
Director

By:	/s/ JIM R. RUTH	Dated: March 18, 2026
Jim R. Ruth
Director

By:	/s/ RICHARD D. SCHEPP	Dated: March 18, 2026
Richard D. Schepp
Director

By:	/s/ VICKY A. TEHERANI	Dated: March 18, 2026
Vicky A. Teherani
Director

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

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
Adjusted EBITDA

Adjusted EBITDA is a non-U.S. GAAP measure and is defined as Adjusted Earnings Before Interest, Tax, Depreciation, and Amortization and equals (i) net income (loss) of the Company, adjusted for additions (deductions) of (ii) interest expense, (iii) other (income) expense, (iv) income tax expense (benefit), and (v) depreciation and amortization.

Adjusted EBITDAR	Adjusted EBITDAR is a non-U.S. GAAP measure and equals (i) Adjusted EBITDA plus (ii) minimum fixed rent expense for properties occupied under operating leases.
Adjusted Net Debt Obligations	Adjusted Net Debt Obligations is a non-U.S. GAAP measure and represents the difference between (i) Adjusted Debt Obligations per the Balance Sheet and (ii) Total Cash.
Adjusted Net Debt to Adjusted EBITDAR Leverage Ratio	The Adjusted Net Debt to Adjusted EBITDAR Leverage Ratio is a non-U.S. GAAP measure and represents (i) Adjusted Net Debt Obligations divided by (ii) Adjusted EBITDAR.
AI	Artificial Intelligence
AML	Anti-Money Laundering
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2024-03	ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
ASU 2025-05	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
ASU 2025-06	Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
Avail Transaction	The acquisition of Avail Recovery Solutions, LLC on October 29, 2021
Average Inventory	Average inventory is the mean value of the Company’s inventory over a specific period, calculated by (i) adding the beginning inventory and ending inventory for that period and (ii) dividing by two.
Board	Board of Directors
Business Partner	A Business Partner is defined as an entity or person from whom we procure or consign assets and provide disposition or product return services to.
Capital Expenditures	Capital Expenditures represent the purchase of (i) property and equipment, and (ii) intangible assets.
CODM	Chief Operating Decision Maker
Common Stock	The Company's common stock, par value $0.01 per share
Company	Envela Corporation, a Nevada corporation, and its subsidiaries
Customers	A Customer is an individual or entity to whom we have sold assets or commodities or provided certain repair services.
DCP	Defined Contribution 401(k) Plan

Debt Obligations	Debt Obligations represents the sum of amounts outstanding under notes payable balances per the Balance Sheet.
Debt to Adjusted EBITDA Leverage Ratio	The Debt to Adjusted EBITDA Leverage Ratio is a non-U.S. GAAP measure and represents (i) Debt Obligations divided by (ii) Adjusted EBITDA.
Debt to Net Income Leverage Ratio	The Debt to Net Income Leverage Ratio represents the leverage ratio of the Company utilizing the following U.S. GAAP measures: (i) Debt Obligations divided by (ii) Net Income.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Eduro	Eduro Holdings, LLC
Envela	Envela Corporation, a Nevada corporation, and its subsidiaries
ERTC	Employee Retention Tax Credit
ESG	Environmental, Social, and Governance
Exchange Act	Securities Exchange Act of 1934
Financial Statements	The Related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows
Fiscal 2024	Fiscal year ended December 31, 2024
Fiscal 2025	Fiscal year ended December 31, 2025
Form 10-K	Form 10-K for the fiscal year ended December 31, 2024
Form 10-Q	Form 10-Q for the three and nine months ended September 30, 2025
Free Cash Flow	Free Cash Flow is a non-U.S. GAAP measure and represents the difference between the Company’s (i) Operating Cash Flow and (ii) Capital Expenditures.
FSB	Farmer's State Bank of Oakley, Kansas
Holiday Months	The collective one-month periods ended November 30 and December 31 of the respective fiscal year.
Indemnification Agreement	March 25, 2025 indemnification agreement between Envela Corporation and its directors and officers
Indemnitee	The directors and officers subject to the Indemnification Agreement
Inventory Turnover Ratio	The Inventory Turnover Ratio represents the (i) cost of goods sold less shipping and handling costs divided by (ii) Average Inventory.
IRS	Internal Revenue Service
ISO	Incentive Stock Options
IT	Information Technology
ITAD	Information Technology Asset Disposition
LTIFR	Lost Time Injury Frequency Rate ([Number of Lost Time Injuries in the Reporting Period x 200,000]/(Total Hours Worked in the Reporting Period)
Metric ton	1 metric ton equals 2,204.62 pounds
N10TR	N10TR, LLC
Net Cash	Net Cash is the difference between (i) cash and cash equivalents and (ii) the sum of debt obligations
Net Debt Obligations	Net Debt Obligations is a non-U.S. GAAP measure and represents the difference between (i) Debt Obligations per the Balance Sheet and (ii) Total Cash.
Net Debt to Adjusted EBITDA Leverage Ratio	The Net Debt to Adjusted EBITDA Leverage Ratio is a non-U.S. GAAP measure that represents (i) Net Debt Obligations divided by (ii) Adjusted EBITDA.
NM	Not Meaningful
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act
Operating Cash Flow	Operating Cash Flow measures the amount of cash generated from normal business operations during a specific period and is referred to as net cash provided by operations in the Statement of Cash Flows.
PCAOB	Public Company Accounting Oversight Board
PCI DSS	Payment Card Industry Data Security Standards
Rent Expense	Minimum fixed rent expense for properties occupied under operating leases
Scottsdale Transaction	September 12, 2024 purchase agreement relating to the acquisition of the assets of a bespoke fabricator of jewelry in Scottsdale, Arizona

SEC	U.S. Securities and Exchange Commission
SKUs	Stock Keeping Units
SOW	Scope of Work
TBT	Texas Bank & Trust
Total Cash	Total Cash represents cash and cash equivalents per the Balance Sheet.
Trailing Four Quarters	The Trailing Four Quarters ended period is defined as the cumulative total amount of the most recent four consecutive fiscal quarters of financial results for the respective reported balance.
TRIFR	Total Recordable Injury Frequency Rate ([Number of Injuries in the Reporting Period x 200,000]/(Total Hours Worked in the Reporting Period)
U.S.	United States
U.S. Dollar	$
U.S. GAAP	United States Generally Accepted Accounting Principles