Form 10-Q
period 2026-03-31
Envela Corp
filed 2026-05-06
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 6, 2026 the registrant had 25,963,476 shares of common stock outstanding.

ITEM 5.	OTHER INFORMATION	46

ITEM 6.	EXHIBITS	47

	SIGNATURE	48

	GLOSSARY OF DEFINED TERMS	49

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Unaudited)	2026	2025
Sales	$98,380,890	$48,255,829
Cost of goods sold	77,760,474	36,287,805

Gross margin	20,620,416	11,968,024

Expenses:
Selling, general and administrative	8,923,792	8,404,262
Depreciation and amortization	485,963	445,341

Total operating expenses	9,409,755	8,849,603

Operating income	11,210,661	3,118,421

Other income (expense):
Other income	170,344	205,605
Interest expense	(78,772)	(106,321)

Income before income taxes	11,302,233	3,217,705
Income tax expense	(2,462,500)	(724,358)

Net income	$8,839,733	$2,493,347

Basic earnings per share:
Net income	$0.34	$0.10

Diluted earnings per share:
Net income	$0.34	$0.10

Weighted average shares outstanding:
Basic	25,963,476	25,995,645
Diluted	25,963,476	25,995,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$38,615,405	$18,154,849
Accounts receivable, net of allowance for credit losses of $544,642 and $735,944 as of March 31, 2026 and December 31, 2025, respectively	3,590,145	10,984,191
Inventories	34,011,090	35,065,965
Prepaid expenses	1,145,788	1,239,483
Total current assets	77,362,428	65,444,488

Property and equipment, net	13,852,959	13,584,189
Right-of-use assets from operating leases	9,657,218	9,720,925
Goodwill	3,621,453	3,621,453
Intangible assets, net	3,220,335	3,407,167
Other assets	254,150	244,525

Total assets	$107,968,543	$96,022,747

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,628,552	$4,294,443
Notes payable	7,688,363	7,787,468
Operating lease liabilities	2,359,567	1,937,295
Accrued expenses	6,201,656	2,791,003
Other current liabilities	2,106,382	1,871,215
Total current liabilities	21,984,520	18,681,424

Deferred tax liability	84,021	147,381
Notes payable, less current portion	2,108,290	2,137,167
Operating lease liabilities, less current portion	7,891,771	7,996,567

Total liabilities	$32,068,602	$28,962,539

Contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and 25,963,476 shares outstanding as of March 31, 2026; 26,924,631 shares issued and 25,963,476 shares outstanding as of December 31, 2025	269,246	269,246
Treasury stock at cost, 961,155 and 961,155 shares, as of March 31, 2026 and December 31, 2025, respectively	(4,757,731)	(4,757,731)
Additional paid-in capital	40,173,000	40,173,000
Retained earnings	40,215,426	31,375,693

Total stockholders’ equity	75,899,941	67,060,208

Total liabilities and stockholders’ equity	$107,968,543	$96,022,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Unaudited)	2026	2025
Operating activities
Net income	$8,839,733	$2,493,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	485,963	445,341
Provision for credit losses	(188,399)	20,135
Deferred taxes	(63,360)	(16,660)
Non-cash lease expense	766,156	602,730
Changes in operating assets and liabilities:
Accounts receivable	7,582,445	(1,009,842)
Inventories	1,054,875	(418,567)
Prepaid expenses	93,695	97,167
Other assets	(9,625)	(181,785)
Accounts payable	(665,891)	(360,096)
Accrued expenses	3,410,653	(487,784)
Operating leases	(384,973)	(589,025)
Other liabilities	235,167	536,096

Net cash provided by operating activities	21,156,439	1,131,057

Investing activities
Purchase of property and equipment	(567,901)	(384,444)
Purchase of intangible assets	—	(543)
Proceeds from notes receivable	—	2,000

Net cash (used in) investing activities	(567,901)	(382,987)

Financing activities
Payments on notes payable	(127,982)	(326,182)
Purchase of treasury stock	—	(2,626)

Net cash (used in) financing activities	(127,982)	(328,808)

Net change in cash and cash equivalents	20,460,556	419,262
Cash and cash equivalents, beginning of period	18,154,849	20,609,003

Cash and cash equivalents, end of period	$38,615,405	$21,028,265

Supplemental disclosures
Cash paid during the period for:
Interest	$79,271	$111,195
Income Taxes	$241	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Three Months Ended March 31, 2025

Balance as of January 1, 2025	26,924,631	$269,246	(928,930)	$(4,568,823)	—	$—	$40,173,000	$16,778,715	$52,652,138

Net Income	—	—	—	—	—	—	—	2,493,347	2,493,347

Shares repurchased	—	—	(500)	(2,626)	—	—	—	—	(2,626)

Balance as of March 31, 2025	26,924,631	$269,246	(929,430)	$(4,571,449)	—	$—	$40,173,000	$19,272,062	$55,142,859

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Three Months Ended March 31, 2026

Balance as of January 1, 2026	26,924,631	$269,246	(961,155)	$(4,757,731)	—	$—	$40,173,000	$31,375,693	$67,060,208

Net Income	—	—	—	—	—	—	—	8,839,733	8,839,733

Balance as of March 31, 2026	26,924,631	$269,246	(961,155)	$(4,757,731)	—	$—	$40,173,000	$40,215,426	$75,899,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

Presentation of Financial Results

These unaudited interim condensed consolidated financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X prescribed by the Securities and Exchange Commission (the “SEC”). Pursuant to the SEC’s rules and regulations, Quarterly Reports do not include all of the information and notes required by U.S. GAAP. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2026 (“Fiscal 2026”). Management suggests that these unaudited interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Fiscal 2025”) filed with the SEC on March 18, 2026 (“2025 Annual Report”).

The Company’s operations are located within the contiguous United States of America ("U.S”) and its functional and reporting currency is the U.S. Dollar (“$”).

Percentages in tables have been rounded and accordingly may not add up to 100%. Certain financial data may have been rounded. As a result of such rounding, the totals of data presented in this document may vary slightly from the actual arithmetical totals of such data.

Throughout this Form 10-Q, financial data has been prepared in accordance with U.S. GAAP. Envela also provides certain additional non-U.S. GAAP measures and performance metrics to provide increased insight into the underlying or relative performance of the business. An explanation of each non-U.S. GAAP measure and performance metric used is provided in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Presentation of Financial Reporting Periods

As denoted herein, fiscal years are denoted with the word “Fiscal” and the associated year.

As denoted herein, the first, second, third, or fourth quarters refer to the three-month periods ended March 31, June 30, September 30, and December 31 for each respective Fiscal year.

References

Unless expressly indicated or the context requires otherwise, the terms “Envela®,” “company,” “we,” "us,” and “our” in this document refer to Envela Corporation, a Nevada corporation, and, where appropriate, its subsidiaries, operating and reportable segments, or brands.

Solely for convenience, our trademarks and tradenames may appear in this Form 10-Q without the ® or ™ symbol.

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

Available Information

Envela files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information with the SEC. Such information and amendments to reports previously filed or furnished are available on the Company’s corporate website, www.envela.com, as soon as reasonably practicable after such materials

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

are filed with or furnished to the SEC. The SEC maintains an internet site at www.sec.gov that contains the Company’s filings.

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

Consumer Segment

Our consumer segment primarily operates in the jewelry industry, specializing in the online and brick-and-mortar sale of authenticated high-end luxury goods, including pre-owned fine jewelry, diamonds and gemstones, luxury watches, and secondary market bullion. We incorporate recycled diamonds and gemstones into new designs, meaning they were previously set and unset, producing a low-carbon and ethical origin product. The Company caters to consumers seeking environmentally responsible options for engagement rings, wedding bands, and other fine jewelry at accessible prices. Our profound commitment to extending the lifespan of luxury goods stems from our understanding that well-crafted items have an enduring quality, enabling them to maintain their beauty and value as they are passed from one owner to another.

Commercial Segment

Our commercial segment specializes in the de-manufacturing of end-of-life electronic assets to reclaim commodities and other materials, while also engaging in the Information Technology (“IT”) asset disposition (“ITAD”) and product returns industry. Separated commodities, including metals, plastics, and glass, are sold to downstream processors where they are further processed and reintroduced into new products. ITAD services maximize the residual value of retired IT assets by adhering to a reuse-first philosophy and ensuring equipment is refurbished and re-marketed after data sanitization. Our product returns business reintroduces products back into the supply chain, creating another opportunity for the asset to be used. The Company offers services that manage the entire lifecycle of technology products to ensure data security, regulatory compliance, and environmental sustainability. We are proud of our role in supporting a circular economy through the responsible reuse and recycling of electronic devices.

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

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, provides guidance on identifying performance obligations in revenue-generating transactions. The Company applies a five step approach in determining the amount and timing of revenue to be recognized: (i) identifying the contract with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when the corresponding performance obligation is satisfied.

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

Revenue on precious metals transactions that require an assay (i.e., compositional analysis of metal content) are recognized upon transfer of title, based on the determination of the underlying weight and price of the associated metals.

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

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2026, and December 31, 2025, the consumer segment’s allowance for returns was $12,532 and $18,190, respectively.

As of March 31, 2026, and December 31, 2025, the commercial segment’s allowance for returns was $54,560 and $42,339, respectively.

Concentrations and Credit Risk

The Company is potentially subject to concentrations of counterparty credit risk. The concentrations described herein pertain to certain domestic precious metals transactions that require an assay prior to transaction settlement and are of short duration. Overall customer concentrations, as a percentage of sales, may vary due to the product mix sold in each comparative period. Individual customer concentrations are also affected by each customer’s production schedule; accordingly, the Company identifies the most appropriate sales outlet to ensure timely settlement of transactions.

For the three months ended March 31, 2026, two customers accounted for 49.7% of our sales and represented 0.0% of our accounts receivable balance.

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

Detailed below are the categorization of costs associated with cost of goods sold and selling, general and administrative expenses:

Cost of Goods Sold

Cost of goods sold includes the cost of commodities, harvested components from technology, and merchandise sold, as well as inbound and outbound freight costs.

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

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2026 and 2025, the consumer segment’s shipping and handling costs were $41,214 and $16,686, respectively.

For the three months ended March 31, 2026 and 2025, the commercial segment’s shipping and handling costs were $691,400 and $991,324, respectively.

Advertising Costs

Advertising costs for the consumer and commercial segments are expensed as incurred.

For the three months ended March 31, 2026 and 2025, the consumer segment’s advertising costs were $162,252 and $280,163, respectively.

For the three months ended March 31, 2026 and 2025, the commercial segment’s advertising costs were $82,213 and $81,135, respectively.

Leases

We determine if an arrangement is a lease at inception. We do not separate non-lease components from lease components to which they relate and have accounted for the combined lease and non-lease components as a single lease component. Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless we are reasonably certain of renewal at inception or upon a triggering event.

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

Valuation of Deferred Tax Assets

The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the likelihood that the benefit of the deferred tax assets will be realized and the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the three months ended March 31, 2026 and 2025.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2026, the Company had a deferred tax liability of $84,021. As of December 31, 2025, the Company had a deferred tax liability of $147,381. The Company did not have a valuation allowance as of March 31, 2026, or December 31, 2025.

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

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

See Note 2 – Principles of Consolidation and Nature of Operations and Note 9 – Segment Information for further details.

Earnings Per Share

Basic earnings per share of our common stock, par value $0.01 per share (our “Common Stock”) is computed by dividing net earnings available to holders of our Common Stock by the weighted average number of shares of Common Stock outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. For the calculation of diluted earnings per share, the basic weighted-average number of shares is increased by the dilutive effect of stock options and warrants outstanding, determined using the treasury stock method.

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

Financial instruments that may subject the Company to concentrations of credit risk include cash and cash equivalents, as well as accounts receivable. At times, cash and cash equivalents may exceed federally insured limits.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2026, and December 31, 2025, the consumer segment’s allowance for credit losses was $0 and $0, respectively.

As of March 31, 2026, and December 31, 2025, the commercial segment’s allowance for credit losses was $544,642 and $735,944, respectively.

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

See Note 4 – Inventories for further details.

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. There were no triggering events identified during the three months ended March 31, 2026, requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

See Note 5 – Goodwill for further details.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets, except for construction in progress, which has not yet been placed into service. The following table depicts the estimated useful lives of our property and equipment asset classes:

Land	Indefinite
Vehicles	5 to 7 years
Buildings	39 years
Building improvements	Shorter of 15 years or the remaining useful life
Furniture and fixtures	5 to 7 years
Machinery and equipment	3 to 10 years
Leasehold improvements	Shorter of 15 years or the remaining lease term

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

See Note 6 – Property and Equipment, Net for further details.

Intangible Assets, Net

Finite-lived intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis over the estimated useful lives of the assets, except for assets under development that have not yet been placed into service. The following table depicts the estimated useful lives of our property and equipment asset classes:

Customer lists, relationships, and contracts	10 years
Technology (1)	5 years
Trademarks/tradenames	10 years
(1)	Technology consists of domain names, software assets, and enterprise resource planning systems.

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

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide guidance on which disclosures should be included in interim reporting periods. The guidance is effective for annual and interim periods beginning after December 15, 2027, with early adoption and prospective or retrospective application permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 addresses stakeholder suggestions regarding the ASC and makes other incremental improvements to U.S. GAAP. The update represents changes to the codification that clarify, correct errors, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The guidance is effective for annual and interim periods beginning December 15, 2026, with early adoption and prospective or retrospective application permitted. For amendments to Topic 260: Earnings Per Share, shall be applied retrospectively. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

No other recently issued or effective ASUs had, or are expected to have, a material impact on our financial position and results of operations.

NOTE 4 — INVENTORIES

The following table summarizes the details of the Company’s inventories:

	March 31,	December 31,
	2026	2025
Consumer
Trade inventories	$31,599,737	$32,814,426

Sub-total	31,599,737	32,814,426

Commercial
Trade inventories	2,411,353	2,251,539

Sub-total	2,411,353	2,251,539

	$34,011,090	$35,065,965

NOTE 5 — GOODWILL

The following table summarizes the details of the Company’s changes in goodwill:

	March 31,	December 31,
	2026	2025
Consumer
Opening balance	$—	$—
Additions (reductions)	—	—

Sub-total	—	—

Commercial
Opening balance	3,621,453	3,621,453
Additions (reductions)	—	—

Sub-total	3,621,453	3,621,453

	$3,621,453	$3,621,453

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — PROPERTY AND EQUIPMENT, NET

The following table summarizes the details of the Company’s property and equipment, net:

	March 31,	December 31,
	2026	2025
Consumer
Land	$1,824,892	$1,824,892
Building and improvements	6,209,412	6,139,182
Leasehold improvements	2,019,993	2,019,993
Furniture and fixtures	1,500,280	1,488,500
Machinery and equipment	1,693,308	1,693,308
Vehicles	53,318	53,318
Construction in progress (1)	192,791	65,561
	13,493,994	13,284,754
Less: accumulated depreciation	(4,083,088)	(3,882,909)

Sub-total	9,410,906	9,401,845

Commercial
Leasehold improvements	153,292	160,850
Furniture and fixtures	74,811	74,811
Machinery and equipment	1,397,238	1,389,680
Vehicles	195,227	206,556
	1,820,568	1,831,897
Less: accumulated depreciation	(1,419,268)	(1,356,836)

Sub-total	401,300	475,061

Corporate
Land	1,106,664	1,106,664
Building and improvements	2,749,983	2,749,983
Furniture and fixtures	90,234	84,877
Machinery and equipment	64,290	64,290
Construction in progress (1)	446,006	92,702
	4,457,177	4,098,516
Less: accumulated depreciation	(416,424)	(391,233)

Sub-total	4,040,753	3,707,283

	$13,852,959	$13,584,189
(1)	As of March 31, 2026 and December 31, 2025, these assets have not yet been placed into service and are not yet depreciable.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — INTANGIBLE ASSETS, NET

The following table summarizes the details of the Company’s intangible assets, net:

	March 31,	December 31,
	2026	2025
Consumer
Technology	$409,896	$409,896
Customer lists	13,000	13,000
Trademarks/tradenames	3,924	3,924
	426,820	426,820
Less: accumulated amortization	(391,351)	(389,025)

Sub-total	35,469	37,795

Commercial
Trademarks/tradenames	2,869,000	2,869,000
Customer contracts	1,873,000	1,873,000
Customer relationships	1,809,000	1,809,000
	6,551,000	6,551,000
Less: accumulated amortization	(3,664,678)	(3,507,313)

Sub-total	2,886,322	3,043,687

Corporate
Technology	512,636	512,636
	512,636	512,636
Less: accumulated amortization	(214,092)	(186,951)

Sub-total	298,544	325,685

	$3,220,335	$3,407,167

The following table depicts the Company’s estimated future amortization expense related to intangible assets as of March 31, 2026:

	Consumer	Commercial	Corporate	Total

2026	6,984	629,448	81,421	717,853
2027	9,312	629,448	108,562	747,322
2028	8,445	629,448	108,561	746,454
2029	3,657	446,212	—	449,869
2030	1,684	254,628	—	256,312
Thereafter	5,387	297,138	—	302,525

	$35,469	$2,886,322	$298,544	$3,220,335

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — ACCRUED EXPENSES

The following table summarizes the details of the Company’s accrued expenses:

	March 31,	December 31,
	2026	2025
Consumer
Accrued interest	$5,629	$5,594
Payroll	220,830	169,602
Taxes	162,864	162,689

Sub-total	389,323	337,885

Commercial
Accrued interest	6,688	7,222
Payroll	216,896	109,172
Unvouchered inventory payments	1,164,858	959,340
Taxes	8,239	—
Other	2,400	21,168

Sub-total	1,399,081	1,096,902

Corporate
Payroll	540,625	10,788
Professional fees	89,053	67,560
Taxes	3,767,790	1,258,645
Other	15,784	19,223

Sub-total	4,413,252	1,356,216

	$6,201,656	$2,791,003

NOTE 9 — SEGMENT INFORMATION

The CODM uses operating income to evaluate overall business performance, make investment decisions, and allocate resources. The following table depicts the Company’s segment results of operations, including significant expenses that are regularly reviewed by the CODM, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Sales	$81,793,522	$16,587,368	$98,380,890	$36,770,604	$11,485,225	$48,255,829
Cost of goods sold	72,092,889	5,667,585	77,760,474	32,559,701	3,728,104	36,287,805
Selling, general and administrative	4,054,875	4,868,917	8,923,792	3,887,906	4,516,356	8,404,262
Depreciation and amortization	215,100	270,863	485,963	180,632	264,709	445,341

Operating income	$5,430,658	$5,780,003	$11,210,661	$142,365	$2,976,056	$3,118,421

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the reconciliation of the Company’s segment operating income to income before income taxes for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating income	$5,430,658	$5,780,003	$11,210,661	$142,365	$2,976,056	$3,118,421
Other income	93,181	77,163	170,344	849	204,756	205,605
Interest expense	(38,385)	(40,387)	(78,772)	(54,047)	(52,274)	(106,321)

Income before income taxes	$5,485,454	$5,816,779	$11,302,233	$89,167	$3,128,538	$3,217,705

Other significant segment items regularly reviewed by the CODM include capital expenditures, which the Company defines as purchases of property and equipment or intangible assets. The following table depicts capital expenditures for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Consumer	$209,240	$268,953
Commercial	—	—
Corporate	358,661	116,034

	$567,901	$384,987

The following table depicts the Company’s total assets:

	As of
	March 31, 2026	December 31, 2025

Consumer	$50,789,367	$56,313,243
Commercial	20,848,172	20,272,552
Corporate	36,331,004	19,436,952

	$107,968,543	$96,022,747

NOTE 10 — REVENUE

The following table depicts the Company’s disaggregation of total sales and gross margin for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$81,793,522	$9,700,633	11.9%	$36,770,604	$4,210,903	11.5%

Commercial	16,587,368	10,919,783	65.8%	11,485,225	7,757,121	67.5%

	$98,380,890	$20,620,416	21.0%	$48,255,829	$11,968,024	24.8%

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table lists the opening and closing balances of our contract assets and liabilities:

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2025	$738,132	—	435,508
Closing Balance - 3/31/2025	734,362	—	974,185

Commercial
Opening Balance - 1/1/2025	3,646,106	—	—
Closing Balance - 3/31/2025	4,639,583	—	—

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2026	$8,404,300	—	1,840,637
Closing Balance - 3/31/2026	887,121	—	2,035,779

Commercial
Opening Balance - 1/1/2026	2,579,891	—	30,579
Closing Balance - 3/31/2026	2,703,024	—	70,603

The Company has no contract assets, and the contract liabilities are customer deposits, store credit, and gift cards, which are reported within other liabilities in the condensed consolidated balance sheets.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 — LEASES

The following table depicts the Company’s future minimum lease payments as of March 31, 2026:

Operating
Leases
Consumer
2026	$882,063
2027	961,983
2028	728,302
2029	610,411
2030	281,919
Thereafter	33,076

Total minimum lease payments	3,497,754
Less: imputed interest	(282,562)

Sub-total	3,215,192

Commercial
2026	1,278,127
2027	1,512,428
2028	1,535,763
2029	1,578,575
2030	1,596,986
Thereafter	550,062

Total minimum lease payments	8,051,941
Less: imputed interest	(1,015,795)

Sub-total	7,036,146

Total	10,251,338

Less: current portion	2,359,567

$7,891,771

All of the Company’s leased facilities as of March 31, 2026, are non-cancellable. The leases are a combination of triple-net leases, under which the Company pays its proportionate share of common area maintenance, property taxes, and property insurance, and modified-gross leases, under which the Company pays for common area maintenance and property insurance.

The following table depicts supplemental cash flow information related to operating leases:

	Three Months Ended March 31,
	2026	2025

Non-cash activities: right-of-use operating lease assets obtained in exchange for new operating lease liabilities	$323,973	$472,720

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the Company’s leasing costs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating lease cost	$298,519	$467,638	$766,157	$263,065	$339,428	$602,493
Variable lease cost	62,796	154,635	217,431	59,659	145,922	205,581
Short-term lease cost	1,771	89,586	91,357	30,999	39,263	70,262

	$363,086	$711,859	$1,074,945	$353,723	$524,613	$878,336

As of March 31, 2026, the weighted average remaining lease term and weighted average discount rate for operating leases were 4.4 years and 5.1%. As of March 31, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases were 3.2 years and 4.0%.

NOTE 12 — BASIC AND DILUTED AVERAGE SHARES

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025

Basic weighted average shares	25,963,476	25,995,645
Effect of potential dilutive securities	—	—

Diluted weighted average shares	25,963,476	25,995,645

For three months ended March 31, 2026 and 2025, there were no Common Stock options unexercised. For the three months ended March 31, 2026 and 2025, there were no anti-dilutive shares.

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

The stock repurchase program expires on March 31, 2028.

The following table lists the repurchase of Company shares for the three months ended March 31, 2026:

	Total Number of	Average Price	Total Price	Shares Available
Fiscal Period	Shares Purchased	Paid per Share	Paid	to Purchase
Balance as of January 1, 2026	961,155	$4.95	$4,757,731	138,845

January 1 - 31, 2026	—	—	—	138,845
February 1 - 28, 2026	—	—	—	138,845
March 1 - 31, 2026	—	—	—	138,845

Balance as of March 31, 2026	961,155	$4.95	$4,757,731	138,845

For the three months ended March 31, 2026, the Company had no share repurchases.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — DEBT

The following table summarizes the details of the Company’s long-term debt obligations:

	Outstanding Balance
	March 31,	December 31,
	2026	2025
Consumer
Note payable, FSB (1)	$2,313,856	$2,342,485
Note payable, Truist Bank (3)	752,424	762,430
Notes payable, TBT (4)	1,468,088	1,486,229
Note payable, Scottsdale Transaction (5)	12,500	18,750

Sub-total	4,546,868	4,609,894

Commercial
Note payable, FSB (2)	5,249,785	5,314,741

Sub-total	5,249,785	5,314,741

Corporate
Line of credit, FSB (6)	—	—

Sub-total	—	—

Total	9,796,653	9,924,635

Less: current portion	(7,688,363)	(7,787,468)

	$2,108,290	$2,137,167
(1)	On November 23, 2021, the consumer segment entered into a $2.781 million secured amortizing note payable with Farmer’s State Bank of Oakley, Kansas (“FSB”). The note payable bears interest at 3.10% and matures on November 15, 2026.

(2)	On November 23, 2021, the commercial segment entered into a $6.309 million secured amortizing note payable with FSB. The note payable bears interest at 3.10% and matures on November 15, 2026.

(3)	On July 9, 2020, the consumer segment entered into a $956 thousand secured amortizing note payable with Truist Bank. The note payable bears interest at 3.65% and matures on July 9, 2030.

(4)	On July 30, 2021, the consumer segment entered into a $1.772 million secured amortizing note payable with Texas Bank and Trust (“TBT”). The note payable bears interest at 3.75% and matures on July 30, 2031.

(5)	On September 12, 2024, the consumer segment entered into a $50 thousand secured amortizing note payable in relation to the Scottsdale Transaction. The repayment of the note payable shall begin upon the fulfillment of certain terms and conditions under the asset purchase agreement entered into on September 12, 2024. The note payable’s imputed interest is 3.10% and matures on September 30, 2026.

(6)	On November 8, 2024, the Company entered into a $3.800 million secured line of credit with FSB. The line of credit bears interest at our rate of deposit +1.00% with a floor of 3.10% and matures on November 23, 2027.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the Company’s future principal payments on long-term debt obligations as of March 31, 2026:

	2026	2027	2028	2029	2030	Thereafter
Consumer
Note payable, FSB (1)	2,313,856	-	-	-	-	-
Note payable, Truist Bank (3)	30,197	41,716	43,216	44,913	592,381	-
Notes payable, TBT (4)	53,156	74,325	77,019	80,099	83,154	1,100,336
Note payable, Scottsdale Transaction (5)	12,500	-	-	-	-	-

Sub-total	2,409,709	116,041	120,235	125,012	675,535	1,100,336

Commercial
Note payable, FSB (2)	5,249,785	—	—	—	—	—

Sub-total	5,249,785	—	—	—	—	—

Corporate
Line of credit, FSB (6)	—	—	—	—	—	—

Sub-total	—	—	—	—	—	—

	$7,659,494	$116,041	$120,235	$125,012	$675,535	$1,100,336

The Company was in compliance with all of its debt obligation covenants for the three months ended March 31, 2026 and 2025.

The following table depicts the Company’s future scheduled aggregate principal payments and maturities as of March 31, 2026:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year	Payments	Maturities	Total

2026	348,183	7,311,311	7,659,494
2027	116,041	—	116,041
2028	120,235	—	120,235
2029	125,012	—	125,012
2030	110,183	565,352	675,535
Thereafter	65,531	1,034,805	1,100,336

	$885,185	$8,911,468	$9,796,653

NOTE 14 — STOCK-BASED COMPENSATION

On June 25, 2025, our shareholders approved the adoption of the 2025 Equity Incentive Plan (the "2025 Plan”), effective June 25, 2025. The 2025 Plan provides for the grant of up to 1.1 million shares of Common Stock pursuant to awards granted under the plan.

The 2025 Plan will remain in effect for a term of 10 years from the effective date, unless sooner terminated by the Board of Directors.

As of March 31, 2026, no awards have been granted under the 2025 Plan. No stock-based compensation expense was recognized for the three months ended March 31, 2026 and 2025.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company has a corporate policy governing the identification, review, consideration, and approval or ratification of transactions with related persons. Under this policy, all related party transactions are identified and approved prior to consummation of the transaction to ensure they are consistent with the Company’s best interests and the best interests of its shareholders. The Company utilizes a space owned by a related party for the secure processing and handling of materials before distribution. No consideration is exchanged between the parties, but the Company estimates that, if costs were incurred, they would be immaterial to its condensed consolidated financial statements.

NOTE 16 — CONTINGENCIES

We review the need to accrue for any loss contingency and establish a liability when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. We do not believe that the resolution of any currently pending lawsuits, claims, or proceedings, whether individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or liquidity. However, the outcomes of any currently pending lawsuits, claims, and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case. There are no loss contingencies subject to reporting for the three months ended March 31, 2026 and 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company,” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “could,” “can,” “would,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “goal,” “seek,” “ensure,” “potential,” “opportunity,” “intend,” “predict,” “committed,” “likely,” “continue,” “strive,” “aim,” “scheduled,” “focused on,” “long-term,” “future,” “over time,” “ongoing,” “uncertain,” “moving forward,” or “subject to.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our ability to control, and, in many cases, we cannot predict all of the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2025 Annual Report and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development, and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including, without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Introduction

This section includes a discussion of our operations for the three months ended March 31, 2026 and 2025. The following discussion and analysis provide information that management believes is relevant to assessing and understanding our financial condition, liquidity, and results of operations. The discussion should be read in conjunction with the Company’s 2025 Annual Report, the unaudited condensed consolidated financial statements, and the related Notes thereto included in Part I, Item 1 of this report.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2025 Annual Report.

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

Impacts of Government Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. We have evaluated the provisions of the new law and its potential effects on our effective tax rate, results of operations, and financial condition. OBBBA allows businesses to immediately deduct the full cost of qualifying assets in the year they are placed in service, rather than spreading the deduction over several years, and is effective for property acquired and placed in service after January 19, 2025. OBBBA also requires businesses to recognize the effects of tax law changes in the period of enactment, such as remeasuring estimated U.S. deferred tax assets and liabilities. The Company intends to utilize bonus depreciation, effectively reducing taxable income in the respective tax period and the cash deployed to settle such obligations. There was no material impact on the effective tax rate, financial condition, results of operations, or cash flows during the quarter ended March 31, 2026. In future fiscal periods, the impact of OBBBA is contingent on the continued election of bonus depreciation and the amount of qualifying assets acquired by the Company.

Impacts of Increases in Interest Rates and Inflation

Rising interest rates and inflation, coupled with commodity price risk, mainly associated with fluctuations in the market prices of precious metals and diamonds, could affect consumer discretionary spending. Furthermore, adverse macroeconomic conditions can also impact demand for the resale of personal technology assets.

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

Consumer Segment

Our consumer segment primarily operates in the jewelry industry, specializing in the online and brick-and-mortar sale of authenticated high-end luxury goods, including pre-owned fine jewelry, diamonds and gemstones, luxury watches, and secondary market bullion. We incorporate recycled diamonds and gemstones into new designs, meaning they were previously set and unset, producing a low-carbon and ethical origin product. The Company caters to consumers seeking environmentally responsible options for engagement rings, wedding bands, and other fine jewelry at accessible prices. Our profound commitment to extending the lifespan of luxury goods stems from our understanding that well-crafted items have an enduring quality, enabling them to maintain their beauty and value as they are passed from one owner to another.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table depicts our disaggregated condensed consolidated statements of income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026				2025
	Consumer	Commercial	Consolidated	% of Sales (1)	Consumer	Commercial	Consolidated	% of Sales (1)

Sales	$81,793,522	$16,587,368	$98,380,890	100.0%	$36,770,604	$11,485,225	$48,255,829	100.0%
Cost of goods sold	72,092,889	5,667,585	77,760,474	79.0%	32,559,701	3,728,104	36,287,805	75.2%

Gross margin	9,700,633	10,919,783	20,620,416	21.0%	4,210,903	7,757,121	11,968,024	24.8%

Expenses:
Selling, general and administrative	4,054,875	4,868,917	8,923,792	9.1%	3,887,906	4,516,356	8,404,262	17.4%
Depreciation and amortization	215,100	270,863	485,963	0.5%	180,632	264,709	445,341	0.9%

Total operating expenses	4,269,975	5,139,780	9,409,755	9.6%	4,068,538	4,781,065	8,849,603	18.3%

Operating income	5,430,658	5,780,003	11,210,661	11.4%	142,365	2,976,056	3,118,421	6.5%

Other income (expense):
Other income	93,181	77,163	170,344	0.2%	849	204,756	205,605	0.4%
Interest expense	(38,385)	(40,387)	(78,772)	(0.1)%	(54,047)	(52,274)	(106,321)	(0.2)%

Income before income taxes	5,485,454	5,816,779	11,302,233	11.5%	89,167	3,128,538	3,217,705	6.7%
Income tax expense	(1,195,156)	(1,267,344)	(2,462,500)	(2.5)%	(20,073)	(704,285)	(724,358)	(1.5)%

Net income	$4,290,298	$4,549,435	$8,839,733	9.0%	$69,094	$2,424,253	$2,493,347	5.2%
(1)	The “% of Sales” figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations.

The individual segments reported the following for the three months ended March 31, 2026 and 2025:

Sales

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

Consolidated	$98,380,890	$48,255,829	$50,125,061	103.9%
% of consolidated sales	100.0%	100.0%

Consumer	$81,793,522	$36,770,604	$45,022,918	122.4%
% of consumer sales	100.0%	100.0%

Commercial	$16,587,368	$11,485,225	$5,102,143	44.4%
% of commercial sales	100.0%	100.0%

Consolidated

Sales increased by $50,125,061, or 103.9%, during the three months ended March 31, 2026, to $98,380,890, as compared to $48,255,829 during the same period in Fiscal 2025.

Consumer Segment

Sales in the consumer segment increased by $45,022,918, or 122.4%, during the three months ended March 31, 2026, to $81,793,522, as compared to $36,770,604 during the same period in Fiscal 2025. The change was primarily attributed to strong performance across both our retail stores and wholesale verticals, supported by upward movements in gold and silver prices compared with the same period in Fiscal 2025.

Commercial Segment

Sales in the commercial segment increased by $5,102,143, or 44.4%, during the three months ended March 31, 2026, to $16,587,368, as compared to $11,485,225 during the same period in Fiscal 2025. The change was primarily driven by improved pricing in certain product categories sourced from our ITAD vertical, reflecting current demand conditions and industry supply dynamics, which may not persist.

Cost of Goods Sold

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

Consolidated	$77,760,474	$36,287,805	$41,472,669	114.3%
% of consolidated sales	79.0%	75.2%

Consumer	$72,092,889	$32,559,701	$39,533,188	121.4%
% of consumer sales	88.1%	88.5%

Commercial	$5,667,585	$3,728,104	$1,939,481	52.0%
% of commercial sales	34.2%	32.5%

Consolidated

Cost of goods sold increased by $41,472,669, or 114.3%, during the three months ended March 31, 2026, to $77,760,474, as compared to $36,287,805 during the same period in Fiscal 2025.

Consumer Segment

Cost of goods sold in the consumer segment increased by $39,533,188, or 121.4%, during the three months ended March 31, 2026, to $72,092,889, as compared to $32,559,701 during the same period in Fiscal 2025. The change was primarily attributed to higher sales volumes across our retail stores and wholesale verticals, which were also impacted by the upward movement in gold and silver prices.

Cost of goods sold as a percentage of sales was 88.1% during the three months ended March 31, 2026, as compared to 88.5% during the three months ended March 31, 2025. The change was primarily attributed to product mix, as our margins associated with wholesale scrap-grade precious metals and bullion were stronger in comparison to the same period in Fiscal 2025.

Commercial Segment

Cost of goods sold in the commercial segment increased by $1,939,481, or 52.0%, during the three months ended March 31, 2026, to $5,667,585, as compared to $3,728,104 during the same period in Fiscal 2025. The change was primarily the aforementioned impact of our ITAD revenue-share settlements and parity in performance across our other commercial segment verticals.

Cost of goods sold as a percentage of sales was 34.2% during the three months ended March 31, 2026, as compared to 32.5% during the three months ended March 31, 2025. The change was primarily attributed to product mix. In the same period in Fiscal 2025, we settled a large, high-margin ITAD revenue-share transaction and experienced a higher percentage of service-based revenue.

Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

Consolidated	$20,620,416	$11,968,024	$8,652,392	72.3%
% of consolidated sales	21.0%	24.8%

Consumer	$9,700,633	$4,210,903	$5,489,730	130.4%
% of consumer sales	11.9%	11.5%

Commercial	$10,919,783	$7,757,121	$3,162,662	40.8%
% of commercial sales	65.8%	67.5%

Consolidated

Gross margin increased by $8,652,392, or 72.3%, during the three months ended March 31, 2026, to $20,620,416, as compared to $11,968,024 during the same period in Fiscal 2025.

Consumer Segment

Gross margin in the consumer segment increased by $5,489,730, or 130.4%, during the three months ended March 31, 2026, to $9,700,633, as compared to $4,210,903 during the same period in Fiscal 2025. The net impact of the aforementioned increase in sales of $45,022,918 and increase in cost of goods sold of $39,533,188 resulted in the $5,489,730 increase in gross margin.

Commercial Segment

Gross margin in the commercial segment increased by $3,162,662, or 40.8%, during the three months ended March 31, 2026, to $10,919,783, as compared to $7,757,121 during the same period in Fiscal 2025. The net impact of the aforementioned increase in sales of $5,102,143 and increase in cost of goods sold $1,939,481 resulted in the $3,162,662 increase in gross margin.

Selling, General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

Consolidated	$8,923,792	$8,404,262	$519,530	6.2%
% of consolidated sales	9.1%	17.4%

Consumer	$4,054,875	$3,887,906	$166,969	4.3%
% of consumer sales	5.0%	10.6%

Commercial	$4,868,917	$4,516,356	$352,561	7.8%
% of commercial sales	29.4%	39.3%

Consolidated

Selling, general and administrative expense increased by $519,530, or 6.2%, during the three months ended March 31, 2026, to $8,923,792, as compared to $8,404,262 during the same period in Fiscal 2025.

Consumer Segment

Selling, general and administrative expense in the consumer segment increased by $166,969, or 4.3%, during the three months ended March 31, 2026, to $4,054,875, as compared to $3,887,906 during the same period in Fiscal 2025. The change was primarily attributed to an increase in insurance costs, costs related to a new store that opened in the second quarter of Fiscal 2025 that were not present in the first quarter of Fiscal 2025 results, and variable-processing costs associated with supplies, and an increase in merchant services fees associated with higher transaction volumes.

Commercial Segment

Selling, general and administrative expense in the commercial segment increased by $352,561, or 7.8%, during the three months ended March 31, 2026, to $4,868,917, as compared to $4,516,356 during the same period in Fiscal 2025. The change was primarily attributed to an increase in lease expense associated with lease renewal terms, an increase in variable-processing costs associated with supplies, and an increase in merchant services and online sales fees associated with higher transaction volumes.

Depreciation and Amortization

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

Consolidated	$485,963	$445,341	$40,622	9.1%
% of consolidated sales	0.5%	0.9%

Consumer	$215,100	$180,632	$34,468	19.1%
% of consumer sales	0.3%	0.5%

Commercial	$270,863	$264,709	$6,154	2.3%
% of commercial sales	1.6%	2.3%

Consolidated

Depreciation and amortization expense increased by $40,622, or 9.1%, during the three months ended March 31, 2026, to $485,963, as compared to $445,341 during the same period in Fiscal 2025.

Consumer Segment

Depreciation and amortization expense in the consumer segment increased by $34,468, or 19.1%, during the three months ended March 31, 2026, to $215,100, as compared to $180,632 during the same period in Fiscal 2025. The change was primarily attributed to the depreciation of assets associated with a new store that came online in the second quarter of Fiscal 2025, which was not present in the first quarter of Fiscal 2025 results.

Commercial Segment

Depreciation and amortization expense in the commercial segment increased by $6,154, or 2.3%, during the three months ended March 31, 2026, to $270,863, as compared to $264,709 during the same period in Fiscal 2025. There was no material impact from assets capitalized or reaching maturity in each comparative period, and as such, no discussion point.

Other Income

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

Consolidated	$170,344	$205,605	$(35,261)	(17.1)%
% of consolidated sales	0.2%	0.4%

Consumer	$93,181	$849	$92,332	10,875.4%
% of consumer sales	0.1%	0.0%

Commercial	$77,163	$204,756	$(127,593)	(62.3)%
% of commercial sales	0.5%	1.8%

Consolidated

Other income decreased by $35,261, or 17.1%, during the three months ended March 31, 2026, to $170,344, as compared to $205,605 during the same period in Fiscal 2025.

Consumer Segment

Other income in the consumer segment increased by $92,332, or 10,875.4%, during the three months ended March 31, 2026, to $93,181, as compared to $849 during the same period in Fiscal 2025. The change was primarily attributed to the proportional share of dividend and interest income. In the third quarter of Fiscal 2025, the Company began aggregating excess cash at the corporate level. Excess cash balances are now aggregated at the corporate level to optimize earnings, rather than being held at the segment level. During the quarter, there was greater utilization of cash for working capital, with our earned interest rate also being at a lower rate, which contributed to the unfavorable change at the consolidated level. The impact of dividend and interest income is referenced below.

Dividend income comprised $37,048 and $0 of other income during the three months ended March 31, 2026 and 2025, respectively. Interest income comprised $55,740 and $0 of other income during the three months ended March 31, 2026 and 2025, respectively.

Commercial Segment

Other income in the commercial segment decreased by $127,593, or 62.3%, during the three months ended March 31, 2026, to $77,163, as compared to $204,756 during the same period in Fiscal 2025. The change was primarily attributed to the proportional share of dividend and interest income. In the third quarter of Fiscal 2025, the Company began aggregating excess cash at the corporate level. Excess cash balances are now aggregated at the corporate level to optimize earnings, rather than being held at the segment level. During the quarter, there was greater utilization of cash for working capital, and our earned interest rate was also lower, which contributed to the unfavorable change at the consolidated level. The impact of dividend and interest income is referenced below.

Dividend income comprised $43,149 and $54,864 during the three months ended March 31, 2026 and 2025, respectively. Interest income comprised $21,084 and $144,331 of other income during the three months ended March 31, 2026 and 2025, respectively.

Interest Expense

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

Consolidated	$(78,772)	$(106,321)	$27,549	(25.9)%
% of consolidated sales	(0.1)%	(0.2)%

Consumer	$(38,385)	$(54,047)	$15,662	(29.0)%
% of consumer sales	0.0%	(0.1)%

Commercial	$(40,387)	$(52,274)	$11,887	(22.7)%
% of commercial sales	(0.2)%	(0.5)%

Consolidated

Interest expense decreased by $27,549, or 25.9%, during the three months ended March 31, 2026, to $78,772, as compared to $106,321 during the same period in Fiscal 2025.

Consumer Segment

Interest expense in the consumer segment decreased by $15,662, or 29.0%, during the three months ended March 31, 2026, to $38,385, as compared to $54,047 during the same period in Fiscal 2025. The change was attributed to debt amortization.

Commercial Segment

Interest expense in the commercial segment decreased by $11,887, or 22.7%, during the three months ended March 31, 2026, to $40,387, as compared to $52,274 during the same period in Fiscal 2025. The change was attributed to debt amortization.

Income Tax Expense

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

Consolidated	$(2,462,500)	$(724,358)	$(1,738,142)	240.0%
% of consolidated sales	(2.5)%	(1.5)%

Consumer	$(1,195,156)	$(20,073)	$(1,175,083)	5,854.0%
% of consumer sales	(1.5)%	(0.1)%

Commercial	$(1,267,344)	$(704,285)	$(563,059)	79.9%
% of commercial sales	(7.6)%	(6.1)%

Consolidated

Income tax expense increased by $1,738,142, or 240.0%, during the three months ended March 31, 2026, to $2,462,500, as compared to $724,358 during the same period in Fiscal 2025. The Company has a deferred tax liability reflecting a future obligation to pay taxes. The Company has a federal tax rate of approximately 21.0%, in addition to other state and local taxes, on net income. The effective income tax rate was 21.8% and 22.5% for the three months ended March 31, 2026 and 2025, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the case for the Company for the decrease for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Net Income

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

Consolidated	$8,839,733	$2,493,347	$6,346,386	254.5%
% of consolidated sales	9.0%	5.2%

Consumer	$4,290,298	$69,094	$4,221,204	6,109.4%
% of consumer sales	5.2%	0.2%

Commercial	$4,549,435	$2,424,253	$2,125,182	87.7%
% of commercial sales	27.4%	21.1%

Consolidated

Net income increased by $6,346,386, or 254.5%, during the three months ended March 31, 2026, to $8,839,733, as compared to $2,493,347 during the same period in Fiscal 2025. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended March 31, 2026 and 2025 for further details.

Consumer Segment

Net income increased in the consumer segment by $4,221,204, or 6,109.4%, during the three months ended March 31, 2026, to $4,290,298, as compared to $69,094 during the same period in Fiscal 2025. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended March 31, 2026 and 2025 for further details.

Commercial Segment

Net income increased in the commercial segment by $2,125,182, or 87.7%, during the three months ended March 31, 2026, to $4,549,435, as compared to $2,424,253 during the same period in Fiscal 2025. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended March 31, 2026 and 2025 for further details.

Earnings Per Share

The following table depicts the Company’s earnings per share:

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

Consolidated	$0.34	$0.10	$0.24	240.0%

Consolidated

Basic and diluted earnings per share attributable to holders of our Common Stock increased by $0.24, or 240.0%, during the three months ended March 31, 2026 to $0.34, as compared to $0.10 same period in Fiscal 2025.

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

The following table provides a reconciliation of the Company’s net income to Adjusted EBITDA and Adjusted EBITDAR for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net income	$4,290,298	$4,549,435	$8,839,733	$69,094	$2,424,253	$2,493,347
Addition (deduction):
Depreciation and amortization	215,100	270,863	485,963	180,632	264,709	445,341
Other income	(93,181)	(77,163)	(170,344)	(849)	(204,756)	(205,605)
Interest expense	38,385	40,387	78,772	54,047	52,274	106,321
Income tax expense	1,195,156	1,267,344	2,462,500	20,073	704,285	724,358

	$5,645,758	$6,050,866	$11,696,624	$322,997	$3,240,765	$3,563,762

Adjusted EBITDAR Reconciliation:
Adjusted EBITDA	$5,645,758	$6,050,866	$11,696,624	$322,997	$3,240,765	$3,563,762
Addition :
Rent expense(1)	298,519	467,638	766,157	263,065	339,428	602,493

	$5,944,277	$6,518,504	$12,462,781	$586,062	$3,580,193	$4,166,255
(1)	The table below depicts the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable U.S. GAAP financial measure for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Total lease costs, per ASC 842	$363,086	$711,859	$1,074,945	$353,723	$524,613	$878,336
Less: variable lease cost	(62,796)	(154,635)	(217,431)	(59,659)	(145,922)	(205,581)
Less: short-term lease cost	(1,771)	(89,586)	(91,357)	(30,999)	(39,263)	(70,262)

	$298,519	$467,638	$766,157	$263,065	$339,428	$602,493

The following table provides a reconciliation of the Company’s net income to Adjusted EBITDA and Adjusted EBITDAR for the trailing four quarters ended March 31, 2026 and for the year ended December 31, 2025:

	Three Months Ended				Trailing Four Quarters Ended	Year Ended
	June 30,	September 30,	December 31,	March 31,	March 31,	December 31,
	2025	2025	2025	2026	2026	2025
Adjusted EBITDA Reconciliation:
Net income	$2,752,399	$3,356,920	$5,994,312	$8,839,733	$20,943,364	$14,596,978
Addition (deduction):
Depreciation and amortization	460,411	472,524	488,313	485,963	1,907,211	1,866,589
Other income	(394,251)	(233,642)	(187,431)	(170,344)	(985,668)	(1,020,929)
Interest expense	106,228	105,757	88,336	78,772	379,093	406,642
Income tax expense	791,069	972,493	1,638,320	2,462,500	5,864,382	4,126,240

	$3,715,856	$4,674,052	$8,021,850	$11,696,624	$28,108,382	$19,975,520

Adjusted EBITDAR Reconciliation:
Adjusted EBITDA	$3,715,856	$4,674,052	$8,021,850	$11,696,624	$28,108,382	$19,975,520
Addition :
Rent expense(1)	605,553	630,586	727,648	766,157	2,729,944	2,566,280

	$4,321,409	$5,304,638	$8,749,498	$12,462,781	$30,838,326	$22,541,800
(1)	The table below depicts the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable U.S. GAAP financial measure for the trailing four quarters ended March 31, 2026 and for the year ended December 31, 2025:

	Three Months Ended				Trailing Four Quarters Ended	Year Ended
	June 30,	September 30,	December 31,	March 31,	March 31,	December 31,
	2025	2025	2025	2026	2026	2025
Total lease costs, per ASC 842	$605,553	$630,586	$727,648	$766,157	$2,729,944	$2,566,280
Less: variable lease cost	215,083	103,682	196,266	217,431	732,462	720,612
Less: short-term lease cost	31,191	37,456	43,502	91,357	203,506	182,411

	$851,827	$771,724	$967,416	$1,074,945	$3,665,912	$3,469,303

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

The following table reconciles components of the Debt to Adjusted EBITDA Leverage Ratio and Net Debt to Adjusted EBITDA Leverage Ratio for the trailing four quarters ended March 31, 2026 and for the year ended December 31, 2025:

		March 31,		December 31,
		2026		2025

Debt Obligations	(a)	$9,796,653		$9,924,635
Total Cash		(38,615,405)		(18,154,849)

Net Debt Obligations	(b)	$(28,818,752)		$(8,230,214)

Net income (1)	(c)	$20,943,364		$14,596,978
Adjusted EBITDA (1)	(d)	$28,108,382		$19,975,520

Leverage Ratios
Debt to Net Income Leverage: (a) divided by (c)		0.47	x	0.68	x

Debt to Adjusted EBITDA Leverage: (a) divided by (d)		0.35	x	0.50	x
Net Debt to Adjusted EBITDA Leverage: (b) divided by (d)		(1.03)	x	(0.41)	x
(1)	The presentation of net income and Adjusted EBITDA for March 31, 2026, represents the total amount of net income and Adjusted EBITDA for the trailing four quarters ended March 31, 2026.

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

The following table reconciles components of the Adjusted Debt to Adjusted EBITDAR Leverage Ratio and Adjusted Net Debt to Adjusted EBITDAR Leverage Ratio for the trailing four quarters ended March 31, 2026 and for the year ended December 31, 2025:

		March 31,		December 31,
		2026		2025

Debt Obligations		$9,796,653		$9,924,635
Operating lease liabilities		10,251,338		9,933,862

Adjusted Debt Obligations	(a)	$20,047,991		$19,858,497
Total Cash		(38,615,405)		(18,154,849)

Adjusted Net Debt Obligations	(b)	$(18,567,414)		$1,703,648

Net income (1)	(c)	$20,943,364		$14,596,978
Adjusted EBITDAR (1)	(d)	$30,838,326		$22,541,800

Adjusted Leverage Ratios
Adjusted Debt to Net Income Leverage: (a) divided by (c)		0.96	x	1.36	x

Adjusted Debt to Adjusted EBITDAR Leverage: (a) divided by (d)		0.65	x	0.88	x
Adjusted Net Debt to Adjusted EBITDAR Leverage: (b) divided by (d)		(0.60)	x	0.08	x
(1)	The presentation of net income and Adjusted EBITDAR for March 31, 2026, represents the total amount of net income and Adjusted EBITDAR for the trailing four quarters ended March 31, 2026.

Net Cash

Net Cash is defined as the difference between (i) cash and cash equivalents and (ii) the sum of debt obligations. We believe that presenting Net Cash is useful to investors as a measure of our liquidity and leverage profile, as cash and cash equivalents can be used, among other things, to repay indebtedness.

The following table depicts the Company’s Net Cash to its comparable U.S. GAAP financial measures:

	March 31,	December 31,
	2026	2025

Total Cash	$38,615,405	$18,154,849
Less: Debt Obligations	(9,796,653)	(9,924,635)

	$28,818,752	$8,230,214

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

The following table reconciles Free Cash Flow to the comparable U.S. GAAP financial measures for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Operating Cash Flow	$21,156,439	$1,131,057
Capital Expenditures	(567,901)	(384,987)

	$20,588,538	$746,070

The following table reconciled Free Cash Flow to the comparable U.S. GAAP financial measures for the trailing four quarters ended March 31, 2026 and for the year ended December 31, 2025:

	Three Months Ended				Trailing Four Quarters Ended	Year Ended
	June 30,	September 30,	December 31,	March 31,	March 31,	December 31,
	2025	2025	2025	2026	2026	2025

Operating Cash Flow	$2,591,537	$2,403,744	$4,064,302	$21,156,439	$30,216,022	$2,580,794
Capital Expenditures	(497,172)	(205,963)	(2,670,282)	(567,901)	(3,941,318)	(1,251,146)

	$2,094,365	$2,197,781	$1,394,020	$20,588,538	$26,274,704	$1,329,648

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

The following table reconciles the components of the Company’s Inventory Turnover for the trailing four quarters ended March 31, 2026 and for the year ended December 31, 2025:

		Three Months Ended				Trailing Four Quarters Ended		Year Ended
		June 30,	September 30,	December 31,	March 31,	March 31,		December 31,
		2025	2025	2025	2026	2026		2025

Cost of goods sold	(a)	$42,488,911	$44,321,480	$63,998,172	$77,760,474	$228,569,037		$187,096,369
Less: shipping and handling costs	(b)	(940,397)	(1,000,737)	(1,023,888)	(732,614)	(3,697,636)		(3,973,033)

	(c)	$41,548,514	$43,320,743	$62,974,284	$77,027,860	$224,871,401		$183,123,336

Beginning inventory	(d)					$26,124,092		$25,705,524
Ending inventory	(e)					34,011,090		35,065,965

Average Inventory: (d) plus (e) divided by 2	(f)					$30,067,591		$30,385,745

Inventory Turnover Ratio
Inventory Turnover: (c) divided by (f)						7.48	x	6.03	x

The following table reconciles the components of the Consumer and Commercial segment’s Inventory Turnover for the trailing four quarters ended March 31, 2026 and for the year ended December 31, 2025:

Consumer Segment

		Three Months Ended				Trailing Four Quarters Ended		Year Ended
		June 30,	September 30,	December 31,	March 31,	March 31,		December 31,
		2025	2025	2025	2026	2026		2025

Cost of goods sold	(a)	$38,515,773	$39,866,966	$58,850,849	$72,092,889	$209,326,477		$169,793,289
Less: shipping and handling costs	(b)	(13,914)	(12,819)	(24,889)	(41,214)	(92,836)		(68,309)

	(c)	$38,501,859	$39,854,147	$58,825,960	$72,051,675	$209,233,641		$169,724,980

Beginning inventory	(d)					$24,776,023		$23,973,333
Ending inventory	(e)					31,599,737		32,814,426

Average Inventory: (d) plus (e) divided by 2	(f)					$28,187,880		$28,393,880

Inventory Turnover Ratio
Inventory Turnover: (c) divided by (f)						7.42	x	5.98	x

Commercial Segment

		Three Months Ended				Trailing Four Quarters Ended		Year Ended
		June 30,	September 30,	December 31,	March 31,	March 31,		December 31,
		2025	2025	2025	2026	2026		2025

Cost of goods sold	(a)	$3,973,138	$4,454,514	$5,147,323	$5,667,585	$19,242,560		$17,303,080
Less: shipping and handling costs	(b)	(926,483)	(987,918)	(998,999)	(691,400)	(3,604,800)		(3,904,724)

	(c)	$3,046,655	$3,466,596	$4,148,324	$4,976,185	$15,637,760		$13,398,356

Beginning inventory	(d)					$1,348,069		$1,732,191
Ending inventory	(e)					2,411,353		2,251,539

Average Inventory: (d) plus (e) divided by 2	(f)					$1,879,711		$1,991,865

Inventory Turnover Ratio
Inventory Turnover: (c) divided by (f)						8.32	x	6.73	x

Liquidity and Capital Resources

The following table summarizes the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Net cash provided by (used in):
Operating activities	$21,156,439	$1,131,057	$20,025,382	1,770.5%
Investing activities	(567,901)	(382,987)	(184,914)	48.3%
Financing activities	(127,982)	(328,808)	200,826	(61.1)%

Net increase in cash and cash equivalents	$20,460,556	$419,262	$20,041,294	4,780.1%

Operating Activities

Cash flows provided by operations increased by $20,025,382, or 1,770.5%, during the three months ended March 31, 2026, to $21,156,439, as compared to $1,131,057 during the same period in Fiscal 2025. The increase in cash provided by operations was primarily attributed to an increase in net income, certain non-cash adjustments to reconcile net income to operating cash flow (as detailed in the condensed consolidated statements of cash flows), and the following significant net changes in operating assets and liabilities:

●	Accounts receivable: a $8,592,287 net decrease primarily attributed to the conversion of accounts receivable to cash in relation to a refining customer within our consumer segment that occurred in the first quarter of Fiscal 2026.
●	Inventories: a $1,473,442 net decrease primarily attributed to a reduction in inventory within our consumer segment in the first quarter of Fiscal 2026.
●	Prepaid expenses: a $3,472 net increase primarily attributed to commercial segment prepaids resulting from increases in costs of certain service providers, along with inclusion of amortization related to the cost to obtain a contract, which began in the second quarter of Fiscal 2025.
●	Other assets: a $172,160 net decrease primarily attributed to an earnest money deposit within our commercial segment that was subsequently returned in the second quarter of Fiscal 2025.
●	Accounts payable: a $305,795 net decrease primarily attributed to a greater reduction in accounts payable in the normal with the consumer segment in the first quarter of Fiscal 2026.

●	Accrued expenses: a $3,898,437 net increase primarily attributed to our income tax accruals at the corporate level.
●	Operating leases: a $204,052 net increase primarily attributed to entering a new lease within our consumer segment in the first quarter of Fiscal 2026 and a lease extension that occurred within our commercial segment in the third quarter of Fiscal 2025.
●	Other liabilities: a $300,929 net decrease primarily attributed to our consumer segment, in which there was a lesser increase in customer gift cards during the first quarter of Fiscal 2026.

Investing Activities

Cash flows (used in) investing activities increased by $184,914, or 48.3%, during the three months ended March 31, 2026, to $567,901, as compared to $382,987 during the same period in Fiscal 2025. The increase in cash (used in) investing activities was primarily attributed to maintenance-related capital improvements to our corporate head office and in relation to the build-out of a new store within our consumer segment.

Financing Activities

Cash flows (used in) financing activities decreased by $200,826, or 61.1%, during the three months ended March 31, 2026, to $127,982, as compared to $328,808 during the same period in Fiscal 2025. The decrease in cash (used in) financing activities was primarily attributed to normal course debt repayment.

Capital Resources

Although the Company has access to a line of credit, our primary source of liquidity and capital resources currently consists of cash generated from our operating activities. We do not anticipate needing to fund our operations through the line of credit, and we have no amounts drawn as of March 31, 2026. We have historically renewed, extended, or replaced short-term debt as it matures, and management believes that we will be able to continue to do so in the near future.

Capital Expenditures

The Company continuously monitors capital deployment and primarily funds capital expenditures with cash flow from operating activities. Where appropriate, the Company may use debt financing on select capital projects. When this occurs, the Company further evaluates the project's future cash flows to ensure that the debt tenure and payback period are aligned and that the rate of return is appropriate. As of March 31, 2026, the Company had no commitments for capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a “smaller reporting company,” we are not required to disclose the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of  March 31, 2026. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

We believe, however, that a control system, no matter how well designed and operated, cannot provide absolute assurance of achieving its objectives, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits, and pending actions against the Company arising in the normal course of the Company’s business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flow. Management is also not aware of any legal proceedings contemplated by government agencies of which the outcome is reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations, or cash flow.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the Company’s 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases

The following lists the repurchase of Company shares for the three months ended March 31, 2025:

	Total Number of
	Shares Purchased			Maximum Number
	as Part of Publicly			of Shares that May
	Announced Plan	Average Price	Total Price	Yet be Purchased
Fiscal Period	or Program (1) (2)	Paid Per Share ($)	Paid	Under the Plan (1)
Balance as of January 1,2026	961,155	$4.95	$4,757,731	138,845

January 1 - 31, 2026	—	—	—	138,845
February 1 - 28, 2026	—	—	—	138,845
March 1 - 31, 2026	—	—	—	138,845

Balance as of March 31, 2026	961,155	$4.95	$4,757,731	138,845
(1)	All shares were purchased in open-market transactions through the stock repurchase program unanimously approved by the Board on March 14, 2023, for the repurchase of up to one million shares of the Common Stock. On March 27, 2025, the Board authorized the repurchase of an additional 100 thousand shares of the Common Stock, bringing the total authorization under the existing repurchase program to 1.1 million shares.

(2)	The stock repurchase program was publicly announced on May 3, 2023, and expires March 31, 2028. Repurchases under the stock repurchase program began on May 10, 2023.

The timing and amount of any Common Stock repurchased under the program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions.

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

ENVELA CORPORATION
(Registrant)

Date: May 6, 2026	/s/ JOHN G. DELUCA
John G. DeLuca
Chief Financial Officer (Principal Accounting and Financial Officer)

GGLOSSARY OF DEFINED TERMS

The following definitions apply to terms used in this document:

2025 Annual Report	Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 18, 2026
2025 Plan	2025 Equity Incentive Plan
Adjusted Debt Obligations	Adjusted Debt Obligations represents (i) Debt Obligations plus (ii) operating lease liabilities per the Balance Sheet.
Adjusted Debt to Adjusted EBITDAR Leverage Ratio	The Adjusted Debt to Adjusted EBITDAR Leverage Ratio is a non-U.S. GAAP measure and represents (i) Adjusted Debt Obligations divided by (ii) Adjusted EBITDAR.
Adjusted Debt to Net Income Leverage Ratio	The Adjusted Debt to Net Income Leverage Ratio is a non-U.S. GAAP measure and represents the sum of (i) Debt Obligations and operating lease liabilities (ii) divided by (iii) Adjusted EBITDAR.
Adjusted EBITDA

Adjusted EBITDA is a non-U.S. GAAP measure and is defined as Adjusted Earnings Before Interest, Tax, Depreciation, and Amortization and equals (i) net income (loss) of the Company, adjusted for additions (deductions) of (ii) interest expense, (iii) other (income) expense, (iv) income tax expense (benefit), and (v) depreciation and amortization.

Adjusted EBITDAR	Adjusted EBITDAR is a non-U.S. GAAP measure and equals (i) Adjusted EBITDA plus (ii) minimum fixed rent expense for properties occupied under operating leases.
Adjusted Net Debt Obligations	Adjusted Net Debt Obligations is a non-U.S. GAAP measure and represents the difference between (i) Adjusted Debt Obligations per the Balance Sheet and (ii) Total Cash.
Adjusted Net Debt to Adjusted EBITDAR Leverage Ratio	The Adjusted Net Debt to Adjusted EBITDAR Leverage Ratio is a non-U.S. GAAP measure and represents (i) Adjusted Net Debt Obligations divided by (ii) Adjusted EBITDAR.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2024-03	Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
ASU 2025-06	Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
ASU 2025-11	Interim Reporting (Topic 270): Narrow-Scope Improvements
ASU 2025-12	Codification Improvements
Average Inventory	Average inventory is the mean value of the Company’s inventory over a specific period, calculated by (i) adding the beginning inventory and ending inventory for that period and (ii) dividing by two.
Board	Board of Directors
Business Partner	A Business Partner is defined as an entity or person from whom we procure or consign assets and provide disposition or product return services to.
Capital Expenditures	Capital Expenditures represent the purchase of (i) property and equipment, and (ii) intangible assets.
CODM	Chief Operating Decision Maker
Common Stock	The Company's common stock, par value $0.01 per share
Company	Envela Corporation, a Nevada corporation, and its subsidiaries
Customers	A Customer is an individual or entity to whom we have sold assets or commodities or provided certain repair services.
Debt Obligations	Debt Obligations represents the sum of amounts outstanding under notes payable balances per the Balance Sheet.
Debt to Adjusted EBITDA Leverage Ratio	The Debt to Adjusted EBITDA Leverage Ratio is a non-U.S. GAAP measure and represents (i) Debt Obligations divided by (ii) Adjusted EBITDA.
Debt to Net Income Leverage Ratio	The Debt to Net Income Leverage Ratio represents the leverage ratio of the Company utilizing the following U.S. GAAP measures: (i) Debt Obligations divided by (ii) Net Income.
Envela	Envela Corporation, a Nevada corporation, and its subsidiaries
Exchange Act	Securities Exchange Act of 1934
Financial Statements	The Related Condensed Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows

Fiscal 2025	Fiscal year ended December 31, 2025
Form 10-K	Form 10-K for the fiscal year ended December 31, 2025
Form 10-Q	Form 10-Q for the three months ended March 31, 2026
Free Cash Flow	Free Cash Flow is a non-U.S. GAAP measure and represents the difference between the Company’s (i) Operating Cash Flow and (ii) Capital Expenditures.
FSB	Farmer's State Bank of Oakley, Kansas
Inventory Turnover Ratio	The Inventory Turnover Ratio represents the (i) cost of goods sold less shipping and handling costs divided by (ii) Average Inventory.
IT	Information Technology
ITAD	Information Technology Asset Disposition
Net Cash	Net Cash is the difference between (i) cash and cash equivalents and (ii) the sum of debt obligations
Net Debt Obligations	Net Debt Obligations is a non-U.S. GAAP measure and represents the difference between (i) Debt Obligations per the Balance Sheet and (ii) Total Cash.
Net Debt to Adjusted EBITDA Leverage Ratio	The Net Debt to Adjusted EBITDA Leverage Ratio is a non-U.S. GAAP measure that represents (i) Net Debt Obligations divided by (ii) Adjusted EBITDA.
NM	Not Meaningful
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act
Operating Cash Flow	Operating Cash Flow measures the amount of cash generated from normal business operations during a specific period and is referred to as net cash provided by operations in the Statement of Cash Flows.
Rent Expense	Minimum fixed rent expense for properties occupied under operating leases
Scottsdale Transaction	September 12, 2024 purchase agreement relating to the acquisition of the assets of a bespoke fabricator of jewelry in Scottsdale, Arizona
SEC	U.S. Securities and Exchange Commission
SOW	Scope of Work
TBT	Texas Bank and Trust
Total Cash	Total Cash represents cash and cash equivalents per the Balance Sheet.
Trailing Four Quarters	The Trailing Four Quarters ended period is defined as the cumulative total amount of the most recent four consecutive fiscal quarters of financial results for the respective reported balance.
U.S.	United States of America
U.S. Dollar	$
U.S. GAAP	United States Generally Accepted Accounting Principles