Form 10-Q
period 2026-06-30
Envela Corp
filed 2026-08-05
CIK 701719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026 the registrant had 25,963,476 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2026	2025	2026	2025
Sales	$56,774,641	$54,876,833	$155,155,531	$103,132,662
Cost of goods sold	43,396,809	42,488,910	121,157,283	78,776,715

Gross margin	13,377,832	12,387,923	33,998,248	24,355,947

Expenses:
Selling, general and administrative	7,778,113	8,672,067	16,701,905	17,076,329
Depreciation and amortization	497,263	460,411	983,226	905,752

Total operating expenses	8,275,376	9,132,478	17,685,131	17,982,081

Operating income	5,102,456	3,255,445	16,313,117	6,373,866

Other income (expense):
Other income	324,363	394,251	494,707	599,856
Interest expense	(78,647)	(106,228)	(157,419)	(212,549)

Income before income taxes	5,348,172	3,543,468	16,650,405	6,761,173
Income tax expense	(1,173,986)	(791,069)	(3,636,486)	(1,515,427)

Net income	$4,174,186	$2,752,399	$13,013,919	$5,245,746

Basic earnings per share:
Net income	$0.16	$0.11	$0.50	$0.20

Diluted earnings per share:
Net income	$0.16	$0.11	$0.50	$0.20

Weighted average shares outstanding:
Basic	25,963,476	25,991,979	25,963,476	25,993,802
Diluted	25,963,476	25,991,979	25,963,476	25,993,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$43,441,856	$18,154,849
Accounts receivable, net of allowance for credit losses of $527,645 and $735,944 as of June 30, 2026 and December 31, 2025, respectively	3,197,115	10,984,191
Inventories	29,821,724	35,065,965
Prepaid expenses	953,860	1,239,483
Other current assets	162,500	—
Total current assets	77,577,055	65,444,488

Property and equipment, net	14,505,314	13,584,189
Right-of-use assets from operating leases	9,014,354	9,720,925
Goodwill	3,621,453	3,621,453
Intangible assets, net	3,033,499	3,407,167
Other assets	251,486	244,525

Total assets	$108,003,161	$96,022,747

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,614,563	$4,294,443
Notes payable	7,589,297	7,787,468
Operating lease liabilities	2,352,798	1,937,295
Accrued expenses	5,422,852	2,791,003
Other current liabilities	314,565	1,871,215
Total current liabilities	18,294,075	18,681,424

Deferred tax liability	178,796	147,381
Notes payable, less current portion	2,079,426	2,137,167
Operating lease liabilities, less current portion	7,376,737	7,996,567

Total liabilities	27,929,034	28,962,539

Contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 26,924,631 shares issued and 25,963,476 shares outstanding as of June 30, 2026; 26,924,631 shares issued and 25,963,476 shares outstanding as of December 31, 2025	269,246	269,246
Treasury stock at cost, 961,155 and 961,155 shares, as of June 30, 2026 and December 31, 2025, respectively	(4,757,731)	(4,757,731)
Additional paid-in capital	40,173,000	40,173,000
Retained earnings	44,389,612	31,375,693

Total stockholders’ equity	80,074,127	67,060,208

Total liabilities and stockholders’ equity	$108,003,161	$96,022,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Unaudited)	2026	2025
Operating activities
Net income	$13,013,919	$5,245,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	983,226	905,752
Provision for credit losses	(205,396)	82,366
Deferred taxes	31,415	(41,332)
Non-cash lease expense	1,537,772	1,208,522
Loss on disposal of equipment	—	5,491
Changes in operating assets and liabilities:
Accounts receivable	7,992,472	(764,047)
Inventories	5,244,241	(1,675,660)
Prepaid expenses	285,623	(292,616)
Other assets	(169,461)	(96,649)
Accounts payable	(1,679,880)	(19,076)
Accrued expenses	2,631,849	(832,447)
Operating leases	(1,035,528)	(1,173,750)
Other liabilities	(1,556,650)	1,170,294

Net cash provided by operating activities	27,073,602	3,722,594

Investing activities
Purchase of property and equipment	(1,530,683)	(831,529)
Purchase of intangible assets	—	(50,630)
Proceeds from notes receivable	—	2,000
Proceeds from sales of equipment	—	650

Net cash (used in) investing activities	(1,530,683)	(879,509)

Financing activities
Payments on notes payable	(255,912)	(478,893)
Purchase of treasury stock	—	(121,326)

Net cash (used in) financing activities	(255,912)	(600,219)

Net change in cash and cash equivalents	25,287,007	2,242,866
Cash and cash equivalents, beginning of period	18,154,849	20,609,003

Cash and cash equivalents, end of period	$43,441,856	$22,851,869

Supplemental disclosures
Cash paid during the period for:
Interest	$158,594	$218,685
Income Taxes	$1,708,791	$1,732,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Three Months Ended June 30, 2025

Balance as of April 1, 2025	26,924,631	$269,246	(929,430)	$(4,571,449)	—	$—	$40,173,000	$19,272,062	$55,142,859

Net Income	—	—	—	—	—	—	—	2,752,399	2,752,399

Shares repurchased	—	—	(20,163)	(118,700)	—	—	—	—	(118,700)

Balance as of June 30, 2025	26,924,631	$269,246	(949,593)	$(4,690,149)	—	$—	$40,173,000	$22,024,461	$57,776,558

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Three Months Ended June 30, 2026

Balance as of April 1, 2026	26,924,631	$269,246	(961,155)	$(4,757,731)	—	$—	$40,173,000	$40,215,426	$75,899,941

Net Income	—	—	—	—	—	—	—	4,174,186	4,174,186

Balance as of June 30, 2026	26,924,631	$269,246	(961,155)	$(4,757,731)	—	$—	$40,173,000	$44,389,612	$80,074,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Six Months Ended June 30, 2025

Balance as of January 1, 2025	26,924,631	$269,246	(928,930)	$(4,568,823)	—	$—	$40,173,000	$16,778,715	$52,652,138

Net Income	—	—	—	—	—	—	—	5,245,746	5,245,746

Shares repurchased	—	—	(20,663)	(121,326)	—	—	—	—	(121,326)

Balance as of June 30, 2025	26,924,631	$269,246	(949,593)	$(4,690,149)	—	$—	$40,173,000	$22,024,461	$57,776,558

							Additional		Total
	Common Stock		Treasury Stock		Preferred Stock		Paid-in	Retained	Stockholders’
(Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Six Months Ended June 30, 2026

Balance as of January 1, 2026	26,924,631	$269,246	(961,155)	$(4,757,731)	—	$—	$40,173,000	$31,375,693	$67,060,208

Net Income	—	—	—	—	—	—	—	13,013,919	13,013,919

Balance as of June 30, 2026	26,924,631	$269,246	(961,155)	(4,757,731)	—	$—	$40,173,000	$44,389,612	$80,074,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

These unaudited interim condensed consolidated financial statements of Envela Corporation, a Nevada corporation, and its subsidiaries (together with its subsidiaries, the “Company” or “Envela”), included herein have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X prescribed by the Securities and Exchange Commission (the “SEC”). Pursuant to the SEC’s rules and regulations, Quarterly Reports do not include all of the information and notes required by U.S. GAAP. In the opinion of management, all adjustments, which are of a normal and recurring nature except those which have been disclosed elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), necessary for a fair presentation of the consolidated financial statements for these interim periods, have been included. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2026 (“Fiscal 2026”). Management suggests these unaudited interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Fiscal 2025”) filed with the SEC on March 18, 2026 (“2025 Annual Report”).

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

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Consumer Segment

Our consumer segment primarily operates in the jewelry industry, specializing in the online and brick-and-mortar sale of authenticated high-end luxury goods, including pre-owned fine jewelry, diamonds and gemstones, luxury watches, and secondary market bullion. We incorporate recycled diamonds and gemstones into new designs, meaning they were previously set and unset, resulting in a low-carbon, ethically sourced product. The Company caters to consumers seeking environmentally responsible options for engagement rings, wedding bands, and other fine jewelry at accessible prices. Our profound commitment to extending the lifespan of luxury goods stems from our understanding that well-crafted items possess enduring quality, enabling them to maintain their beauty and value as they pass from one owner to another.

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

The Company offers third-party financing for retail customers. Revenue is recognized upon transfer of title, along with the third-party financing company's promise to pay.

Commercial Segment

The commercial segment recognizes revenue from refining when our inventory arrives at the destination port, and the performance obligation is satisfied by transferring control of the goods identified in the customer contract. The initial invoice is recognized in full when our performance obligation is satisfied. Under ASC 606, an estimate of the variable consideration to which we are entitled to is included in the transaction price, based on the estimated weight and the current spot price of the metal. An adjustment to revenue is made once the underlying weight and any metal spot price movements are resolved, which usually takes around six weeks. Any adjustment arising from the resolution of the underlying uncertainty is netted against the settlement due under the original contract. Historically, these amounts have not been material.

The commercial segment also provides recycling and product return services in accordance with a Scope of Work (“SOW”). Revenue from recycling and product return services is recognized upon completion of the SOW at a predetermined amount based on the number of units processed and a preset price per unit or weight measurement.

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

See Note 10 – Revenue for further details.

Sales Returns and Allowances

Sales are recorded, net of expected returns. In certain instances, customers in the consumer and commercial segments may return a product purchased within 30 days of receipt. Our allowance for estimated returns is based on our review of historical returns experience and reduces our reported revenues accordingly.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2026, and December 31, 2025, the consumer segment’s allowance for returns was $11,463 and $18,190, respectively.

As of June 30, 2026, and December 31, 2025, the commercial segment’s allowance for returns was $54,831 and $42,339, respectively.

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

For the six months ended June 30, 2026, two customers aggregated 50.8% of our sales and represented 0.0% of our accounts receivable balance.

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

Detailed below are the categorization of costs associated with cost of goods sold and selling, general and administrative expenses:

Cost of Goods Sold

Cost of goods sold includes the cost of commodities, harvested components from technology, and merchandise sold, including authenticated high-end luxury goods, secondary-market bullion, and re-marketed technology assets, as well as inbound and outbound freight costs.

Selling, General and Administrative Expense

Selling, general, and administrative expense includes facility costs, asset and commodity processing costs, processing and store-level personnel costs, and waste disposal costs. Selling, general, and administrative expenses also include personnel costs for sourcing business partner relationships and outbound sales, as well as support and corporate overhead costs associated with accounting and finance, legal, risk management, compliance, information systems, logistics, marketing, and any third-party service providers.

The Company allocates its corporate overhead to its operating segments, which include selling, general, and administrative expense, depreciation and amortization expense, other income, interest expense, and income tax expense.

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

For the three months ended June 30, 2026 and 2025, the consumer segment’s shipping and handling costs were $5,900 and $13,914, respectively. For the three months ended June 30, 2026 and 2025, the commercial segment’s shipping and handling costs were $906,493 and $926,483, respectively.

For the six months ended June 30, 2026 and 2025, the consumer segment’s shipping and handling costs were $47,114 and $30,600, respectively. For the six months ended June 30, 2026 and 2025, the commercial segment’s shipping and handling costs were $1,597,893 and $1,917,808, respectively.

Advertising Costs

Advertising costs for the consumer and commercial segments are expensed as incurred.

For the three months ended June 30, 2026 and 2025, the consumer segment’s advertising costs were $91,967 and $290,278, respectively. For the three months ended June 30, 2026 and 2025, the commercial segment’s advertising costs were $46,202 and $124,874, respectively.

For the six months ended June 30, 2026 and 2025, the consumer segment’s advertising costs were $254,219 and $570,440, respectively. For the six months ended June 30, 2026 and 2025, the commercial segment’s advertising costs were $128,415 and $206,008, respectively.

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

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Valuation of Deferred Tax Assets

The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the likelihood that the benefit of the deferred tax assets will be realized and the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. We have not taken a tax position that, if challenged, would have a material effect on the condensed consolidated financial statements or the effective tax rate for the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, the Company had a deferred tax liability of $178,796. As of December 31, 2025, the Company had a deferred tax liability of $147,381. The Company did not have a valuation allowance as of June 30, 2026, or December 31, 2025.

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

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2026, and December 31, 2025, the consumer segment’s allowance for credit losses was $0 and $0, respectively.

As of June 30, 2026, and December 31, 2025, the commercial segment’s allowance for credit losses was $527,645 and $735,944, respectively.

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

See Note 4 – Inventories for further details.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill

Goodwill is not amortized but evaluated for impairment on an annual basis during the fourth quarter of our fiscal year, or earlier if events or circumstances indicate the carrying value may be impaired. There were no triggering events identified during the six months ended June 30, 2026, requiring an interim goodwill impairment test, and the Company did not record a goodwill impairment charge in any of the periods presented.

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

See Note 6 – Property and Equipment, Net for further details.

Intangible Assets, Net

Finite-lived intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis over the estimated useful lives of the assets, except for assets under development that have not yet been placed into service. The following table depicts the estimated useful lives of our property and equipment asset classes:

Customer lists, relationships, and contracts	10 years
Technology (1)	5 years
Trademarks and tradenames	10 years
(1)	Technology consists of domain names, software assets, and enterprise resource planning systems.

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

See Note 7 – Intangible Assets, Net for further details.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 updates the accounting for internal-use software by replacing former stage-based rules with a principles-based framework. Entities will now capitalize costs associated with internal-use software only when management has authorized and committed funding, and it is probable that the project will be completed and the software will be used to perform the intended function. ASU 2025-06 also supersedes website development cost guidance, moving it to ASC 350-40. The guidance is effective for annual and interim periods beginning after December 15, 2027, with early adoption and prospective, retrospective, or a modified transition application permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 addresses stakeholder suggestions regarding the ASC and makes other incremental improvements to U.S. GAAP. The update represents changes to the codification that clarify, correct errors, or make other improvements across a variety of topics, intended to make it easier to understand and apply. The guidance is effective for annual and interim periods beginning December 15, 2026, with early adoption and prospective or retrospective application permitted. For amendments to Topic 260: Earnings Per Share, shall be applied retrospectively. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

No other recently issued or effective ASUs had, or are expected to have, a material impact on our financial position and results of operations.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — INVENTORIES

The following table summarizes the details of the Company’s inventories:

	June 30,	December 31,
	2026	2025
Consumer
Trade inventories	$27,483,645	$32,814,426

Sub-total	27,483,645	32,814,426

Commercial
Trade inventories	2,338,079	2,251,539

Sub-total	2,338,079	2,251,539

	$29,821,724	$35,065,965

NOTE 5 — GOODWILL

The following table summarizes the details of the Company’s changes in goodwill:

	June 30,	December 31,
	2026	2025
Consumer
Opening balance	$—	$—
Additions (reductions)	—	—

Sub-total	—	—

Commercial
Opening balance	3,621,453	3,621,453
Additions (reductions)	—	—

Sub-total	3,621,453	3,621,453

	$3,621,453	$3,621,453

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — PROPERTY AND EQUIPMENT, NET

The following table summarizes the details of the Company’s property and equipment, net:

	June 30,	December 31,
	2026	2025
Consumer
Land	$1,824,892	$1,824,892
Building and improvements	6,209,412	6,139,182
Leasehold improvements	2,143,310	2,019,993
Furniture and fixtures	1,640,125	1,488,500
Machinery and equipment	1,749,826	1,693,308
Vehicles	53,318	53,318
Construction in progress (1)	34,438	65,561
	13,655,321	13,284,754
Less: accumulated depreciation	(4,293,622)	(3,882,909)

Sub-total	9,361,699	9,401,845

Commercial
Leasehold improvements	153,292	160,850
Furniture and fixtures	74,811	74,811
Machinery and equipment	1,412,085	1,389,680
Vehicles	195,227	206,556
	1,835,415	1,831,897
Less: accumulated depreciation	(1,485,805)	(1,356,836)

Sub-total	349,610	475,061

Corporate
Land	1,106,664	1,106,664
Building and improvements	3,813,044	2,749,983
Furniture and fixtures	91,408	84,877
Machinery and equipment	64,290	64,290
Construction in progress (1)	168,379	92,702
	5,243,785	4,098,516
Less: accumulated depreciation	(449,780)	(391,233)

Sub-total	4,794,005	3,707,283

	$14,505,314	$13,584,189
(1)	As of June 30, 2026 and December 31, 2025, these assets are being constructed, have not yet been placed into service, and are not yet depreciable.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — INTANGIBLE ASSETS, NET

The following table summarizes the details of the Company’s intangible assets, net:

	June 30,	December 31,
	2026	2025
Consumer
Technology	$409,896	$409,896
Customer lists	13,000	13,000
Trademarks and tradenames	3,924	3,924
	426,820	426,820
Less: accumulated amortization	(393,681)	(389,025)

Sub-total	33,139	37,795

Commercial
Trademarks and tradenames	2,869,000	2,869,000
Customer contracts	1,873,000	1,873,000
Customer relationships	1,809,000	1,809,000
	6,551,000	6,551,000
Less: accumulated amortization	(3,822,043)	(3,507,313)

Sub-total	2,728,957	3,043,687

Corporate
Technology	512,636	512,636
	512,636	512,636
Less: accumulated amortization	(241,233)	(186,951)

Sub-total	271,403	325,685

	$3,033,499	$3,407,167

The following table depicts the Company’s estimated future amortization expense related to intangible assets as of June 30, 2026:

	Consumer	Commercial	Corporate	Total

2026	$4,656	314,724	54,280	$373,660
2027	9,312	629,448	108,562	747,322
2028	8,443	629,448	108,561	746,452
2029	3,657	539,916	—	543,573
2030	1,684	254,628	—	256,312
Thereafter	5,387	360,793	—	366,180

	$33,139	$2,728,957	$271,403	$3,033,499

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — ACCRUED EXPENSES

The following table summarizes the details of the Company’s accrued expenses:

	June 30,	December 31,
	2026	2025
Consumer
Accrued interest	$5,037	$5,594
Payroll	363,199	169,602
Taxes	254,074	162,689

Sub-total	622,310	337,885

Commercial
Accrued interest	6,605	7,222
Payroll	352,602	109,172
Unvouchered inventory payments	846,898	959,340
Taxes	16,479	—
Other	51,756	21,168

Sub-total	1,274,340	1,096,902

Corporate
Payroll	261,459	10,788
Professional fees	81,285	67,560
Taxes	3,156,469	1,258,645
Other	26,989	19,223

Sub-total	3,526,202	1,356,216

	$5,422,852	$2,791,003

NOTE 9 — SEGMENT INFORMATION

The CODM uses operating income to evaluate overall business performance, make investment decisions, and allocate resources. The following table depicts the Company’s segment results of operations, including significant expenses that are regularly reviewed by the CODM, for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Sales	$44,729,129	$12,045,512	$56,774,641	$43,173,758	$11,703,075	$54,876,833
Cost of goods sold	39,204,853	4,191,956	43,396,809	38,515,772	3,973,138	42,488,910
Selling, general and administrative	3,453,499	4,324,614	7,778,113	3,735,427	4,936,640	8,672,067
Depreciation and amortization	234,065	263,198	497,263	195,604	264,807	460,411

Operating income	$1,836,712	$3,265,744	$5,102,456	$726,955	$2,528,490	$3,255,445

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the reconciliation of the Company’s segment operating income to income before income taxes for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating income	$1,836,712	$3,265,744	$5,102,456	$726,955	$2,528,490	$3,255,445
Other income	164,464	159,899	324,363	156,158	238,093	394,251
Interest expense	(38,327)	(40,320)	(78,647)	(53,993)	(52,235)	(106,228)

Income before income taxes	$1,962,849	$3,385,323	$5,348,172	$829,120	$2,714,348	$3,543,468

The following table depicts the Company’s segment results of operations, including significant expenses that are regularly reviewed by the CODM, for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Sales	$126,522,651	$28,632,880	$155,155,531	$79,944,362	$23,188,300	$103,132,662
Cost of goods sold	111,297,742	9,859,541	121,157,283	71,075,473	7,701,242	78,776,715
Selling, general and administrative	7,508,374	9,193,531	16,701,905	7,623,333	9,452,996	17,076,329
Depreciation and amortization	449,165	534,061	983,226	376,236	529,516	905,752

Operating income	$7,267,370	$9,045,747	$16,313,117	$869,320	$5,504,546	$6,373,866

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the reconciliation of the Company’s segment operating income to income before income taxes for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating income	$7,267,370	$9,045,747	$16,313,117	$869,320	$5,504,546	$6,373,866
Other income	257,645	237,062	494,707	157,007	442,849	599,856
Interest expense	(76,712)	(80,707)	(157,419)	(108,040)	(104,509)	(212,549)

Income before income taxes	$7,448,303	$9,202,102	$16,650,405	$918,287	$5,842,886	$6,761,173

Other significant segment items that are regularly reviewed by the CODM are Capital Expenditures, which the Company defines as any purchases of property and equipment or intangible assets. The following table depicts Capital Expenditures for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025

Consumer	$161,328	$291,521
Commercial	14,847	52,271
Corporate	786,607	153,380

	$962,782	$497,172

The following table depicts Capital Expenditures for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

Consumer	$370,568	$560,474
Commercial	14,847	52,271
Corporate	1,145,268	269,414

	$1,530,683	$882,159

The following table depicts the Company’s total assets:

	As of
	June 30, 2026	December 31, 2025

Consumer	$47,592,679	$56,313,243
Commercial	18,655,947	20,272,552
Corporate	41,754,535	19,436,952

	$108,003,161	$96,022,747

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — REVENUE

The following table depicts the Company’s disaggregation of total sales and gross margin for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$44,729,129	$5,524,276	12.4%	$43,173,758	$4,657,986	10.8%

Commercial	12,045,512	7,853,556	65.2%	11,703,075	7,729,937	66.1%

	$56,774,641	$13,377,832	23.6%	$54,876,833	$12,387,923	22.6%

The following table depicts the Company’s disaggregation of total sales and gross margin for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026			2025
	Sales	Gross Margin	Margin	Sales	Gross Margin	Margin

Consumer	$126,522,651	$15,224,909	12.0%	$79,944,362	$8,868,889	11.1%

Commercial	28,632,880	18,773,339	65.6%	23,188,300	15,487,058	66.8%

	$155,155,531	$33,998,248	21.9%	$103,132,662	$24,355,947	23.6%

The following table lists the opening and closing balances of our contract assets and liabilities:

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2025	$738,132	—	435,508
Closing Balance - 6/30/2025	1,395,486	—	1,601,699

Commercial
Opening Balance - 1/1/2025	3,646,106	—	—
Closing Balance - 6/30/2025	3,670,433	—	3,623

	Accounts	Contract	Contract
	Receivable	Assets	Liabilities
Consumer
Opening Balance - 1/1/2026	$8,404,299	$—	$1,840,637
Closing Balance - 6/30/2026	863,155	—	305,499

Commercial
Opening Balance - 1/1/2026	2,579,891	—	30,579
Closing Balance - 6/30/2026	2,333,960	—	9,066

The Company has no contract assets, and the contract liabilities are customer deposits, store credit, and gift cards, which are reported within other current liabilities in the condensed consolidated balance sheets.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 — LEASES

The following table depicts the Company’s future minimum lease payments as of June 30, 2026:

Operating
Leases
Consumer
2026	$586,694
2027	961,983
2028	728,302
2029	610,411
2030	281,919
Thereafter	33,076

Total minimum lease payments	3,202,385
Less: imputed interest	(247,350)

Sub-total	2,955,035

Commercial
2026	922,941
2027	1,512,428
2028	1,535,763
2029	1,578,575
2030	1,596,986
Thereafter	550,062

Total minimum lease payments	7,696,756
Less: imputed interest	(922,256)

Sub-total	6,774,500

Total	9,729,535

Less: current portion	2,352,798

$7,376,737

All of the Company’s leased facilities as of June 30, 2026, are non-cancellable. The leases are a combination of triple-net leases, under which the Company pays its proportionate share of common area maintenance, property taxes, and property insurance, and modified-gross leases, under which the Company pays for common area maintenance and property insurance.

The following table depicts supplemental cash flow information related to operating leases:

	Six Months Ended June 30,
	2026	2025

Non-cash activities: right-of-use operating lease assets obtained in exchange for new operating lease liabilities	$323,973	$951,464

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the Company’s leasing costs for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating lease cost	$304,481	$467,134	$771,615	$281,099	$324,454	$605,553
Variable lease cost	65,536	151,371	216,907	58,209	156,874	215,083
Short-term lease cost	1,566	7,131	8,697	—	31,191	31,191

	$371,583	$625,636	$997,219	$339,308	$512,519	$851,827

The following table depicts the Company’s leasing costs for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Operating lease cost	$603,000	$934,772	$1,537,772	$544,164	$663,882	$1,208,046
Variable lease cost	128,332	306,006	434,338	117,868	302,796	420,664
Short-term lease cost	3,337	96,717	100,054	30,999	70,454	101,453

	$734,669	$1,337,495	$2,072,164	$693,031	$1,037,132	$1,730,163

As of June 30, 2026, the weighted average remaining lease term and weighted average discount rate for operating leases were 4.2 years and 5.2%. As of June 30, 2025, the weighted average remaining lease term and weighted average discount rate for operating leases were 2.8 years and 4.2%.

NOTE 12 — BASIC AND DILUTED AVERAGE SHARES

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025

Basic weighted average shares	25,963,476	25,991,979
Effect of potential dilutive securities	—	—

Diluted weighted average shares	25,963,476	25,991,979

The following table is a reconciliation of the Company’s basic and diluted weighted average common shares for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025

Basic weighted average shares	25,963,476	25,993,802
Effect of potential dilutive securities	—	—

Diluted weighted average shares	25,963,476	25,993,802

For three and six months ended June 30, 2026 and 2025, there were no Common Stock options unexercised. For the three and six months ended June 30, 2026 and 2025, there were no anti-dilutive shares.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 — DEBT

The following table summarizes the details of the Company’s long-term debt obligations:

	Outstanding Balance
	June 30,	December 31,
	2026	2025
Consumer
Note payable, FSB (1)	$2,284,999	$2,342,485
Note payable, Truist Bank (3)	742,477	762,430
Notes payable, TBT (4)	1,450,686	1,486,229
Note payable, Scottsdale Transaction (5)	6,250	18,750

Sub-total	4,484,412	4,609,894

Commercial
Note payable, FSB (2)	5,184,311	5,314,741

Sub-total	5,184,311	5,314,741

Corporate
Line of credit, FSB (6)	—	—

Sub-total	—	—

Total	9,668,723	9,924,635

Less: current portion	(7,589,297)	(7,787,468)

	$2,079,426	$2,137,167
(1)	On November 23, 2021, the consumer segment entered into a $2.781 million secured amortizing note payable with Farmer’s State Bank of Oakley, Kansas (“FSB”). The note payable bears interest at 3.10% and matures on November 15, 2026.
(2)	On November 23, 2021, the commercial segment entered into a $6.309 million secured amortizing note payable with FSB. The note payable bears interest at 3.10% and matures on November 15, 2026.
(3)	On July 9, 2020, the consumer segment entered into a $956 thousand secured amortizing note payable with Truist Bank. The note payable bears interest at 3.65% and matures on July 9, 2030.
(4)	On July 30, 2021, the consumer segment entered into a $1.772 million secured amortizing note payable with TBT. The note payable bears interest at 3.75% and matures on July 30, 2031.
(5)	On September 12, 2024, the consumer segment entered into a $50 thousand secured amortizing note payable in relation to the Scottsdale Transaction. The repayment of the note payable shall begin upon the fulfillment of certain terms and conditions under the asset purchase agreement entered into on September 12, 2024. The note payable’s imputed interest is 3.10% and matures on September 30, 2026.
(6)	On November 8, 2024, the Company entered into a $3.800 million secured line of credit with FSB. The line of credit bears interest at our rate of deposit +1.00% with a floor of 3.10% and matures on November 23, 2027.

ENVELA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table depicts the Company’s future principal payments on long-term debt obligations as of June 30, 2026:

	2026	2027	2028	2029	2030	Thereafter
Consumer
Note payable, FSB (1)	$2,284,999	$—	$—	$—	$—	$—
Note payable, Truist Bank (3)	20,251	41,716	43,216	44,913	592,381	—
Notes payable, TBT (4)	35,757	74,325	77,019	80,099	83,155	1,100,331
Note payable, Scottsdale Transaction (5)	6,250	—	—	—	—	—

Sub-total	2,347,257	116,041	120,235	125,012	675,536	1,100,331

Commercial
Note payable, FSB (2)	5,184,311	—	—	—	—	—

Sub-total	5,184,311	—	—	—	—	—

Corporate
Line of credit, FSB (6)	—	—	—	—	—	—

Sub-total	—	—	—	—	—	—

	$7,531,568	$116,041	$120,235	$125,012	$675,536	$1,100,331

The Company was in compliance with all of its debt obligation covenants for the three and six months ended June 30, 2026 and 2025.

The following table depicts the Company’s future scheduled aggregate principal payments and maturities as of June 30, 2026:

	Scheduled
	Principal	Loan
Scheduled Principal Payments and Maturities by Year	Payments	Maturities	Total
2026	$220,256	$7,311,312	$7,531,568
2027	116,041	—	116,041
2028	120,235	—	120,235
2029	125,012	—	125,012
2030	110,184	565,352	675,536
Thereafter	65,531	1,034,800	1,100,331

	$757,259	$8,911,464	$9,668,723

NOTE 14 — STOCK-BASED COMPENSATION

On June 25, 2025, our shareholders approved the adoption of the 2025 Equity Incentive Plan (the “2025 Plan”), effective June 25, 2025. The 2025 Plan provides for the grant of up to 1.1 million shares of Common Stock pursuant to awards granted under the plan.

The 2025 Plan will remain in effect for a term of 10 years from the effective date, unless sooner terminated by the Board of Directors (the “Board”).

As of June 30, 2026 and 2025, no awards have been granted under the 2025 Plan. No stock-based compensation expense was recognized for the three and six months ended June 30, 2026 and 2025.

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

NOTE 16 — CONTINGENCIES

We review the need to accrue for any loss contingency and establish a liability when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. We do not believe that the resolution of any currently pending lawsuits, claims, or proceedings, whether individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or liquidity. However, the outcomes of any currently pending lawsuits, claims, and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case. There are no loss contingencies subject to reporting for the three and six months ended June 30, 2026 and 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise for one of our specific operating segments, references to “we,” “us,” “our,” the “Company,” and “Envela” refer to the consolidated business operations of Envela Corporation, and all of its direct and indirect subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Form 10-Q”), including but not limited to: (i) the section of this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (ii) information concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items; and (iii) our strategies, plans and objectives, together with other statements that are not historical facts, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “should,” “could,” “can,” “would,” “believe,” “anticipate,” “project,” “plan,” “expect,” “estimate,” “goal,” “seek,” “ensure,” “potential,” “opportunity,” “intend,” “predict,” “committed,” “likely,” “continue,” “strive,” “aim,” “scheduled,” “focused on,” “long-term,” “future,” “over time,” “ongoing,” “uncertain,” “moving forward,” or “subject to.” We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements other than statements of historical information provided herein are forward-looking and based on current expectations regarding important risk factors. Many of these risks and uncertainties are beyond our control, and, in many cases, we cannot predict all the risks and uncertainties that could cause our actual results to differ materially from those expressed in the forward-looking statements. Actual results could differ materially from those expressed in the forward-looking statements, and readers should not regard those statements as a representation by us or any other person that the results expressed in the statements will be achieved. Important risk factors that could cause results or events to differ from current expectations are described under the section entitled “Risk Factors” in the Company’s 2025Annual Report, and any material updates are described under the section of this Form 10-Q entitled “Risk Factors” and elsewhere in this Form 10-Q. These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development, and results of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date thereon, including, without limitation, changes in our business strategy or planned capital expenditures, or store growth plans, or to reflect the occurrence of unanticipated events.

Introduction

This section includes a discussion of our operations for the three and six months ended June 30, 2026 and 2025. The following discussion and analysis provide information that management believes is relevant to assessing and understanding our financial condition, liquidity, and results of operations. The discussion should be read in conjunction with the Company’s 2025 Annual Report, the unaudited condensed consolidated financial statements, and the related Notes thereto included in Part I, Item 1 of this report.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2025 Annual Report.

Economic Conditions

Impacts of Demand for Safe-Haven Metals

Precious metals prices reached record levels in late January 2026 and declined meaningfully during the second quarter of Fiscal 2026, while remaining above average levels for the comparable prior-year period. Sustained declines in precious metal prices may reduce customer selling activity and affect inbound inventory sourcing, while elevated prices may subdue retail jewelry demand. While the current market for safe-haven metals has generally led to stronger premiums within our consumer segment, especially for gold and silver, demand for these metals has created industry-wide backlogs and slowed payments from refiners, which the Company has experienced. The impact on working capital is having to pay more to procure inventory, and the delayed conversion of accounts receivable from refiners. While the length of the current cycle and the steps domestic refiners will take to address processing capacity are indeterminate, the Company is closely monitoring its inbound buying practices, cash, inventory levels, and its accounts receivable exposure with its refining customers. The Company believes it has sufficient liquidity to maintain its current buying practices, yet it can adjust its buying programs to reduce exposure should these conditions materially affect its ability to convert accounts receivable. During the six months ended June 30, 2026, the Company collected the outstanding accounts receivable from a refining customer as of December 31, 2025, reducing the working capital impact of these conditions as of the date of this report.

Impacts of Government Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. We have evaluated the provisions of the new law and its potential effects on our effective tax rate, results of operations, and financial condition. OBBBA allows businesses to immediately deduct the full cost of qualifying assets in the year they are placed in service, rather than spreading the deduction over several years, and is effective for property acquired and placed in service after January 19, 2025. OBBBA also requires businesses to recognize the effects of tax law changes in the period of enactment, such as remeasuring estimated U.S. deferred tax assets and liabilities. The Company intends to utilize bonus depreciation, effectively reducing taxable income in the respective tax period and the cash deployed to settle such obligations. There was no material impact on the effective tax rate, financial condition, results of operations, or cash flows during three and six months ended June 30, 2026. In future fiscal periods, the impact of OBBBA is contingent on the continued election of bonus depreciation and the amount of qualifying assets acquired by the Company.

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

Consumer Segment

The consumer segment does not source inventory from or sell into international markets, so it is not directly impacted by tariffs. However, global market uncertainty caused by tariffs can increase commodity costs on safe-haven metals such as gold and silver, which may increase working capital requirements. The Company mitigates increased working capital requirements by monitoring its inventory position and turnover and by maintaining disciplined buying practices to preserve margins.

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

Consumer Segment

Our consumer segment primarily operates in the jewelry industry, specializing in the online and brick-and-mortar sale of authenticated high-end luxury goods, including pre-owned fine jewelry, diamonds and gemstones, luxury watches, and secondary market bullion. We incorporate recycled diamonds and gemstones into new designs, meaning they were previously set and unset, resulting in a low-carbon, ethically sourced product. The Company caters to consumers seeking environmentally responsible options for engagement rings, wedding bands, and other fine jewelry at accessible prices. Our profound commitment to extending the lifespan of luxury goods stems from our understanding that well-crafted items possess enduring quality, enabling them to maintain their beauty and value as they pass from one owner to another.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table depicts our disaggregated condensed consolidated statements of income for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026				2025
	Consumer	Commercial	Consolidated	% of Sales (1)	Consumer	Commercial	Consolidated	% of Sales (1)

Sales	$44,729,129	$12,045,512	$56,774,641	100.0%	$43,173,758	$11,703,075	$54,876,833	100.0%
Cost of goods sold	39,204,853	$4,191,956	43,396,809	76.4%	38,515,772	3,973,138	42,488,910	77.4%

Gross margin	5,524,276	7,853,556	13,377,832	23.6%	4,657,986	7,729,937	12,387,923	22.6%

Expenses:
Selling, general and administrative	3,453,499	4,324,614	7,778,113	13.7%	3,735,427	4,936,640	8,672,067	15.8%
Depreciation and amortization	234,065	263,198	497,263	0.9%	195,604	264,807	460,411	0.8%

Total operating expenses	3,687,564	4,587,812	8,275,376	14.6%	3,931,031	5,201,447	9,132,478	16.6%

Operating income	1,836,712	3,265,744	5,102,456	9.0%	726,955	2,528,490	3,255,445	5.9%

Other income (expense):
Other income	164,464	159,899	324,363	0.6%	156,158	238,093	394,251	0.7%
Interest expense	(38,327)	(40,320)	(78,647)	(0.1)%	(53,993)	(52,235)	(106,228)	(0.2)%

Income before income taxes	1,962,849	3,385,323	5,348,172	9.4%	829,120	2,714,348	3,543,468	6.5%
Income tax (expense) benefit	(449,106)	(724,880)	(1,173,986)	(2.1)%	(185,749)	(605,320)	(791,069)	(1.4)%

Net income	$1,513,743	$2,660,443	$4,174,186	7.4%	$643,371	$2,109,028	$2,752,399	5.0%
(1)	The “% of Sales” figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations.

The individual segments reported the following for the three months ended June 30, 2026 and 2025:

Sales

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$56,774,641	$54,876,833	$1,897,808	3.5%
% of consolidated sales	100.0%	100.0%

Consumer	$44,729,129	$43,173,758	$1,555,371	3.6%
% of consumer sales	100.0%	100.0%

Commercial	$12,045,512	$11,703,075	$342,437	2.9%
% of commercial sales	100.0%	100.0%

Consolidated

Sales increased by $1,897,808, or 3.5%, during the three months ended June 30, 2026, to $56,774,641, as compared to $54,876,833 during the same period in Fiscal 2025.

Consumer Segment

Sales in the consumer segment increased by $1,555,371, or 3.6%, during the three months ended June 30, 2026, to $44,729,129, as compared to $43,173,758 during the same period in Fiscal 2025. The change was primarily attributed to the performance within our wholesale vertical. Sales in the first quarter of Fiscal 2026 benefited from exceptionally elevated precious metals prices, which drove unusually high customer selling activity and wholesale volumes. As gold and silver prices declined during the second quarter of Fiscal 2026 from their late-January peaks, customer selling activity moderated toward more typical levels. Our results were supported by stronger buying volumes at our retail stores, and we experienced more favorable pricing than in the same period in Fiscal 2025.

Commercial Segment

Sales in the commercial segment increased by $342,437, or 2.9%, during the three months ended June 30, 2026, to $12,045,512, as compared to $11,703,075 during the same period in Fiscal 2025. The change was primarily attributed to the continued strong demand for re-marketed technology assets and components during the quarter. Pricing in certain categories within our ITAD vertical remained higher than in the same period in Fiscal 2025, although these pricing benefits moderated from the first quarter of Fiscal 2026. Results were further supported by the favorable performance of our trade-in vertical and harvested component sales within our electronic waste vertical. The component cost environment supporting this demand has also led certain enterprises to extend hardware replacement cycles, which may constrain the near-term inbound supply of retired technology assets available for acquisition.

Cost of Goods Sold

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$43,396,809	$42,488,910	$907,899	2.1%
% of consolidated sales	76.4%	77.4%

Consumer	$39,204,853	$38,515,772	$689,081	1.8%
% of consumer sales	87.6%	89.2%

Commercial	$4,191,956	$3,973,138	$218,818	5.5%
% of commercial sales	34.8%	33.9%

Consolidated

Cost of goods sold increased by $907,899, or 2.1%, during the three months ended June 30, 2026, to $43,396,809, as compared to $42,488,910 during the same period in Fiscal 2025.

Consumer Segment

Cost of goods sold in the consumer segment increased by $689,081, or 1.8%, during the three months ended June 30, 2026, to $39,204,853, as compared to $38,515,772 during the same period in Fiscal 2025. The change was primarily attributed to higher sales volumes within our wholesale vertical, which was also impacted by the upward movement in gold and silver prices over the same period in Fiscal 2025.

Cost of goods sold as a percentage of sales in the consumer segment was 87.6% during the three months ended June 30, 2026, as compared to 89.2% during the same period in Fiscal 2025. The change was primarily attributed to a favorable shift in product mix.

Commercial Segment

Cost of goods sold in the commercial segment increased by $218,818, or 5.5%, during the three months ended June 30, 2026, to $4,191,956, as compared to $3,973,138 during the same period in Fiscal 2025. The change was primarily attributed to the aforementioned impact of our ITAD and trade-in verticals, along with costs associated with harvested components within our electronic waste vertical.

Cost of goods sold as a percentage of sales in the commercial segment was 34.8% during the three months ended June 30, 2026, as compared to 33.9% during the same period in Fiscal 2025. The change was primarily attributed to product mix, in which we incurred lower margins related to certain personal technology assets within our asset disposition verticals and from harvested components within our electronic waste vertical.

Gross Margin

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$13,377,832	$12,387,923	$989,909	8.0%
% of consolidated sales	23.6%	22.6%

Consumer	$5,524,276	$4,657,986	$866,290	18.6%
% of consumer sales	12.4%	10.8%

Commercial	$7,853,556	$7,729,937	$123,619	1.6%
% of commercial sales	65.2%	66.1%

Consolidated

Gross margin increased by $989,909, or 8.0%, during the three months ended June 30, 2026, to $13,377,832, as compared to $12,387,923 during the same period in Fiscal 2025. The net impact of the aforementioned increase in sales of $1,897,808 and an increase in cost of goods sold of $907,899 resulted in the $989,909 increase in gross margin.

Gross margin as a percentage of sales was 23.6% during the three months ended June 30, 2026, as compared to 22.6% during the same period in Fiscal 2025.

Consumer Segment

Gross margin in the consumer segment increased by $866,290, or 18.6%, during the three months ended June 30, 2026, to $5,524,276, as compared to $4,657,986 during the same period in Fiscal 2025. The net impact of the aforementioned increase in sales of $1,555,371 and an increase in cost of goods sold of $689,081 resulted in the $866,290 increase in gross margin.

Gross margin as a percentage of sales in the consumer segment was 12.4% during the three months ended June 30, 2026, as compared to 10.8% during the same period in Fiscal 2025.

Commercial Segment

Gross margin in the commercial segment increased by $123,619, or 1.6%, during the three months ended June 30, 2026, to $7,853,556, as compared to $7,729,937 during the same period in Fiscal 2025. The net impact of the aforementioned increase in sales of $342,437 and an increase in cost of goods sold of $218,818 resulted in the $123,619 increase in gross margin.

Gross margin as a percentage of sales in the commercial segment was 65.2% during the three months ended June 30, 2026, as compared to 66.1% during the same period in Fiscal 2025.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$7,778,113	$8,672,067	$(893,954)	(10.3)%
% of consolidated sales	13.7%	15.8%

Consumer	$3,453,499	$3,735,427	$(281,928)	(7.5)%
% of consumer sales	7.7%	8.7%

Commercial	$4,324,614	$4,936,640	$(612,026)	(12.4)%
% of commercial sales	35.9%	42.2%

Consolidated

Selling, general and administrative expense decreased by $893,954, or 10.3%, during the three months ended June 30, 2026, to $7,778,113, as compared to $8,672,067 during the same period in Fiscal 2025.

Consumer Segment

Selling, general and administrative expense in the consumer segment decreased by $281,928, or 7.5%, during the three months ended June 30, 2026, to $3,453,499, as compared to $3,735,427 during the same period in Fiscal 2025. The change was primarily attributed to lower human capital costs and the timing and nature of certain marketing programs.

Commercial Segment

Selling, general and administrative expense in the commercial segment decreased by $612,026, or 12.4%, during the three months ended June 30, 2026, to $4,324,614, as compared to $4,936,640 during the same period in Fiscal 2025. The change was primarily attributed to variable-cost production expenses, including human capital costs resulting from lower overall processing volumes in our electronic scrap vertical, as well as the incremental impact of  the closure of the Arizona ITAD facility, which did not occur until the latter part of the second quarter of Fiscal 2025.

Depreciation and Amortization Expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$497,263	$460,411	$36,852	8.0%
% of consolidated sales	0.9%	0.8%

Consumer	$234,065	$195,604	$38,461	19.7%
% of consumer sales	0.5%	0.5%

Commercial	$263,198	$264,807	$(1,609)	(0.6)%
% of commercial sales	2.2%	2.3%

Consolidated

Depreciation and amortization expense increased by $36,852, or 8.0%, during the three months ended June 30, 2026, to $497,263, as compared to $460,411 during the same period in Fiscal 2025.

Consumer Segment

Depreciation and amortization expense in the consumer segment increased by $38,461, or 19.7%, during the three months ended June 30, 2026, to $234,065, as compared to $195,604 during the same period in Fiscal 2025. The change was primarily attributed to a new store that came online during the second quarter of 2026 and in the latter half of the second quarter of 2025, hence not having a full quarter of comparative depreciation expense, along with the incremental impact of allocated depreciation expense from our corporate head office improvements becoming more significant.

Commercial Segment

Depreciation and amortization expense in the commercial segment decreased by $1,609, or 0.6%, during the three months ended June 30, 2026, to $263,198, as compared to $264,807 during the same period in Fiscal 2025. There was no material impact from the allocation of depreciation expense or from assets capitalized or reaching maturity in each comparative period, and as such, no discussion point.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$324,363	$394,251	$(69,888)	(17.7)%
% of consolidated sales	0.6%	0.7%

Consumer	$164,464	$156,158	$8,306	5.3%
% of consumer sales	0.4%	0.4%

Commercial	$159,899	$238,093	$(78,194)	(32.8)%
% of commercial sales	1.3%	2.0%

Consolidated

Other income decreased by $69,888, or 17.7%, during the three months ended June 30, 2026, to $324,363, as compared to $394,251 during the same period in Fiscal 2025.

Consumer Segment

Other income in the consumer segment increased by $8,306, or 5.3%, during the three months ended June 30, 2026, to $164,464, as compared to $156,158 during the same period in Fiscal 2025. The change was primarily attributed to the proportional share of dividend and interest income. In the third quarter of Fiscal 2025, the Company began aggregating excess cash at the corporate level. Excess cash balances are now aggregated at the corporate level to optimize earnings, rather than being held at the segment level. During the second quarter of Fiscal 2026, lower working capital cash requirements and higher excess cash balances resulted in increased consolidated cash returns despite lower earned interest rates. In allocation, this compared favorably to the same period in Fiscal 2025, which included an employee retention credit.

The impact of dividend and interest income is referenced below.

Dividend income comprised $53,762 and $8,883 of other income during the three months ended June 30, 2026 and 2025, respectively. Interest income comprised $110,691 and $51,038 of other income during the three months ended June 30, 2026 and 2025, respectively.

Commercial Segment

Other income in the commercial segment decreased by $78,194, or 32.8%, during the three months ended June 30, 2026, to $159,899, as compared to $238,093 during the same period in Fiscal 2025. The change was primarily attributed to the proportional share of dividend and interest income. In the third quarter of Fiscal 2025, the Company began aggregating excess cash at the corporate level. Excess cash balances are now aggregated at the corporate level to optimize earnings, rather than being held at the segment level. During the second quarter of Fiscal 2026, lower working capital cash usage and higher excess cash balances increased cash returns despite lower earned interest rates. However, the allocated impact was unfavorable compared to the same period in Fiscal 2025, when excess cash balances were aggregated at the segment level.

The impact of dividend and interest income is referenced below.

Dividend income comprised $60,827 and $74,702 of other income during the three months ended June 30, 2026 and 2025, respectively. Interest income comprised $90,762 and $130,427 of other income during the three months ended June 30, 2026 and 2025, respectively.

Interest Expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$(78,647)	$(106,228)	$27,581	(26.0)%
% of consolidated sales	(0.1)%	(0.2)%

Consumer	$(38,327)	$(53,993)	$15,666	(29.0)%
% of consumer sales	(0.1)%	(0.1)%

Commercial	$(40,320)	$(52,235)	$11,915	(22.8)%
% of commercial sales	(0.3)%	(0.4)%

Consolidated

Interest expense decreased by $27,581, or 26.0%, during the three months ended June 30, 2026, to $78,647, as compared to $106,228 during the same period in Fiscal 2025.

Consumer Segment

Interest expense in the consumer segment decreased by $15,666, or 29.0%, during the three months ended June 30, 2026, to $38,327, as compared to $53,993 during the same period in Fiscal 2025. The change was attributed to debt amortization and allocated interest expense from corporate debt that matured in the fourth quarter of Fiscal 2025 and from segment debt that matured in the third quarter of Fiscal 2025, resulting in less interest expense in the second quarter of Fiscal 2026.

Commercial Segment

Interest expense in the commercial segment decreased by $11,915, or 22.8%, during the three months ended June 30, 2026, to $40,320, as compared to $52,235 during the same period in Fiscal 2025. The change was attributed to debt amortization and allocated interest expense from corporate debt that matured in the fourth quarter of Fiscal 2025, resulting in less interest expense in the second quarter of Fiscal 2026.

Income Tax (Expense) Benefit

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$(1,173,986)	$(791,069)	$(382,917)	48.4%
% of consolidated sales	(2.1)%	(1.4)%

Consumer	$(449,106)	$(185,749)	$(263,357)	141.8%
% of consumer sales	(1.0)%	(0.4)%

Commercial	$(724,880)	$(605,320)	$(119,560)	19.8%
% of commercial sales	(6.0)%	(5.2)%

NM – Not Meaningful

Consolidated

Income tax expense increased by $382,917, or 48.4%, during the three months ended June 30, 2026, to $1,173,986, as compared to $791,069 during the same period in Fiscal 2025. Currently, the Company has a deferred tax liability reflecting a future obligation to pay taxes. The Company has a federal tax rate of approximately 21.0%, in addition to other state and local taxes, on net income. The effective income tax rate was 22.0% and 22.3% for the three months ended June 30, 2026 and 2025, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the Company’s case for the decrease for the three months ended June 30, 2026 and 2025.

Net Income (Loss)

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$4,174,186	$2,752,399	$1,421,787	51.7%
% of consolidated sales	7.4%	5.0%

Consumer	$1,513,743	$643,371	$870,372	135.3%
% of consumer sales	3.4%	1.5%

Commercial	$2,660,443	$2,109,028	$551,415	26.1%
% of commercial sales	22.1%	18.0%

NM – Not Meaningful

Consolidated

Net income increased by $1,421,787, or 51.7%, during the three months ended June 30, 2026, to $4,174,186, as compared to $2,752,399 during the same period in Fiscal 2025. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended June 30, 2026 and 2025 for further details.

Consumer Segment

Net income increased in the consumer segment by $870,372, during the three months ended June 30, 2026, to $1,513,743, as compared to $643,371 during the same period in Fiscal 2025. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended June 30, 2026 and 2025 for further details.

Commercial Segment

Net income increased in the commercial segment by $551,415, or 26.1%, during the three months ended June 30, 2026, to $2,660,443, as compared to $2,109,028 during the same period in Fiscal 2025. Refer to the aforementioned attributes discussed within the Comparison of the Three Months Ended June 30, 2026 and 2025 for further details.

Earnings Per Share

The following table depicts the Company’s earnings per share:

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$0.16	$0.11	$0.05	45.5%

Consolidated

Basic and diluted earnings per share attributable to holders of our Common Stock increased by $0.05, or 45.5%, during the three months ended June 30, 2026, to $0.16, as compared to $0.11 during the same period in Fiscal 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table depicts our disaggregated condensed consolidated statements of income for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026				2025
	Consumer	Commercial	Consolidated	% of Sales (1)	Consumer	Commercial	Consolidated	% of Sales (1)

Sales	$126,522,651	$28,632,880	$155,155,531	100.0%	$79,944,362	$23,188,300	$103,132,662	100.0%
Cost of goods sold	111,297,742	9,859,541	121,157,283	78.1%	71,075,473	7,701,242	78,776,715	76.4%

Gross margin	15,224,909	18,773,339	33,998,248	21.9%	8,868,889	15,487,058	24,355,947	23.6%

Expenses:
Selling, general and administrative	7,508,374	9,193,531	16,701,905	10.8%	7,623,333	9,452,996	17,076,329	16.6%
Depreciation and amortization	449,165	534,061	983,226	0.6%	376,236	529,516	905,752	0.9%

Total operating expenses	7,957,539	9,727,592	17,685,131	11.4%	7,999,569	9,982,512	17,982,081	17.4%

Operating income	7,267,370	9,045,747	16,313,117	10.5%	869,320	5,504,546	6,373,866	6.2%

Other income (expense):
Other income	257,645	237,062	494,707	0.3%	157,007	442,849	599,856	0.6%
Interest expense	(76,712)	(80,707)	(157,419)	(0.1)%	(108,040)	(104,509)	(212,549)	(0.2)%

Income before income taxes	7,448,303	9,202,102	16,650,405	10.7%	918,287	5,842,886	6,761,173	6.6%
Income tax (expense) benefit	(1,644,262)	(1,992,224)	(3,636,486)	(2.3)%	(205,822)	(1,309,605)	(1,515,427)	(1.5)%

Net income	$5,804,041	$7,209,878	$13,013,919	8.4%	$712,465	$4,533,281	$5,245,746	5.1%
(1)	The “% of Sales” figures present the proportion of each line item to the total consolidated sales for the respective period, which management believes is relevant to an assessment and understanding of our financial condition and results of operations.

The individual segments reported the following for the six months ended June 30, 2026 and 2025:

Sales

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$155,155,531	$103,132,662	$52,022,869	50.4%
% of consolidated sales	100.0%	100.0%

Consumer	$126,522,651	$79,944,362	$46,578,289	58.3%
% of consumer sales	100.0%	100.0%

Commercial	$28,632,880	$23,188,300	$5,444,580	23.5%
% of commercial sales	100.0%	100.0%

Consolidated

Sales increased by $52,022,869 or 50.4%, during the six months ended June 30, 2026, to $155,155,531, as compared to $103,132,662 during the same period in Fiscal 2025.

Consumer Segment

Sales in the consumer segment increased by $46,578,289, or 58.3%, during the six months ended June 30, 2026, to $126,522,651, as compared to $79,944,362 during the same period in Fiscal 2025. The change was primarily attributed to strong performance within our wholesale and retail verticals, which were most pronounced in the first quarter of Fiscal 2026, supported by higher gold and silver prices compared to the same period of Fiscal 2025. As precious metals prices declined during the second quarter of Fiscal 2026 from their late-January peaks, customer selling activity moderated toward more typical levels.

Commercial Segment

Sales in the commercial segment increased by $5,444,580, or 23.5%, during the six months ended June 30, 2026, to $28,632,880, as compared to $23,188,300 during the same period in Fiscal 2025. The change was primarily attributed to the strong demand for re-marketed technology assets and components throughout the period. Pricing in certain categories within our ITAD vertical remained higher than in the same period in Fiscal 2025, although these pricing benefits moderated from the first quarter of Fiscal 2026, and results were further supported by the favorable performance of our trade-in vertical and harvested component sales within our electronic waste vertical.

Cost of Goods Sold

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$121,157,283	$78,776,715	$42,380,568	53.8%
% of consolidated sales	78.1%	76.4%

Consumer	$111,297,742	$71,075,473	$40,222,269	56.6%
% of consumer sales	88.0%	88.9%

Commercial	$9,859,541	$7,701,242	$2,158,299	28.0%
% of commercial sales	34.4%	33.2%

Consolidated

Cost of goods sold increased by $42,380,568, or 53.8%, during the six months ended June 30, 2026, to $121,157,283, as compared to $78,776,715 during the same period in Fiscal 2025.

Consumer Segment

Cost of goods sold in the consumer segment increased by $40,222,269, or 56.6%, during the six months ended June 30, 2026, to $111,297,742, as compared to $71,075,473 during the same period in Fiscal 2025. The change was primarily attributed to higher sales volumes within our wholesale vertical, which was also impacted by the upward movement in gold and silver prices over the same period in Fiscal 2025.

Cost of goods sold as a percentage of sales in the consumer segment was 88.0% during the six months ended June 30, 2026, as compared to 88.9% during the same period in Fiscal 2025. The change was primarily attributed to stronger margins within our wholesale vertical.

Commercial Segment

Cost of goods sold in the commercial segment increased by $2,158,299, or 28.0%, during the six months ended June 30, 2026, to $9,859,541, as compared to $7,701,242 during the same period in Fiscal 2025. The change was primarily attributed to the aforementioned impact of our ITAD and trade-in verticals, along with costs associated with harvested components within our electronic waste vertical.

Cost of goods sold as a percentage of sales in the commercial segment was 34.4% during the six months ended June 30, 2026, as compared to 33.2% during the same period in Fiscal 2025. The change was primarily attributed to product mix, in which we incurred lower margins related to certain personal technology assets within our disposition verticals and from harvested components within our electronic waste vertical.

Gross Margin

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$33,998,248	$24,355,947	$9,642,301	39.6%
% of consolidated sales	21.9%	23.6%

Consumer	$15,224,909	$8,868,889	$6,356,020	71.7%
% of consumer sales	12.0%	11.1%

Commercial	$18,773,339	$15,487,058	$3,286,281	21.2%
% of commercial sales	65.6%	66.8%

Consolidated

Gross margin increased by $9,642,301, or 39.6%, during the six months ended June 30, 2026, to $33,998,248, as compared to $24,355,947 during the same period in Fiscal 2025. The net impact of the aforementioned increase in sales of $52,022,869 and an increase in cost of goods sold of $42,380,568 resulted in the $9,642,301 increase in gross margin.

Gross margin as a percentage of sales was 21.9% during the six months ended June 30, 2026, as compared to 23.6% during the same period in Fiscal 2025.

Consumer Segment

Gross margin in the consumer segment increased by $6,356,020, or 71.7%, during the six months ended June 30, 2026, to $15,224,909, as compared to $8,868,889 during the same period in Fiscal 2025. The net impact of the aforementioned increase in sales of $46,578,289 and an increase in cost of goods sold of $40,222,269 resulted in the $6,356,020 increase in gross margin.

Gross margin as a percentage of sales in the consumer segment was 12.0% during the six months ended June 30, 2026, as compared to 11.1% during the same period in Fiscal 2025.

Commercial Segment

Gross margin in the commercial segment increased by $3,286,281, or 21.2%, during the six months ended June 30, 2026, to $18,773,339, as compared to $15,487,058 during the same period in Fiscal 2025. The net impact of the aforementioned increase in sales of $5,444,580 and an increase in cost of goods sold of $2,158,299 resulted in the $3,286,281 increase in gross margin.

Gross margin as a percentage of sales in the commercial segment was 65.6% during the six months ended June 30, 2026, as compared to 66.8% during the same period in Fiscal 2025.

Selling, General and Administrative Expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$16,701,905	$17,076,329	$(374,424)	(2.2)%
% of consolidated sales	10.8%	16.6%

Consumer	$7,508,374	$7,623,333	$(114,959)	(1.5)%
% of consumer sales	5.9%	9.5%

Commercial	$9,193,531	$9,452,996	$(259,465)	(2.7)%
% of commercial sales	32.1%	40.8%

Consolidated

Selling, general and administrative expense decreased by $374,424, or 2.2%, during the six months ended June 30, 2026, to $16,701,905, as compared to $17,076,329 during the same period in Fiscal 2025.

Consumer Segment

Selling, general and administrative expense in the consumer segment decreased by $114,959, or 1.5%, during the six months ended June 30, 2026, to $7,508,374, as compared to $7,623,333 during the same period in Fiscal 2025. The change was primarily attributed to reduced human capital costs, the nature and timing of certain marketing programs, along with reduced travel costs.

Commercial Segment

Selling, general and administrative expense in the commercial segment decreased by $259,465, or 2.7%, during the six months ended June 30, 2026, to $9,193,531, as compared to $9,452,996 during the same period in Fiscal 2025. The change was primarily attributed to variable-cost production expenses resulting from lower volumes in our electronic scrap vertical, as well as from the impact of the Arizona ITAD facility, which did not occur until the latter part of the second quarter of Fiscal 2025.

Depreciation and Amortization Expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$983,226	$905,752	$77,474	8.6%
% of consolidated sales	0.6%	0.9%

Consumer	$449,165	$376,236	$72,929	19.4%
% of consumer sales	0.4%	0.5%

Commercial	$534,061	$529,516	$4,545	0.9%
% of commercial sales	1.9%	2.3%

Consolidated

Depreciation and amortization expense increased by $77,474, or 8.6%, during the six months ended June 30, 2026, to $983,226, as compared to $905,752 during the same period in Fiscal 2025.

Consumer Segment

Depreciation and amortization expense in the consumer segment increased by $72,929, or 19.4%, during the six months ended June 30, 2026, to $449,165, as compared to $376,236 during the same period in Fiscal 2025. The increase was primarily attributable to new stores that became operational during the second quarter of 2026 and in the latter half of the second quarter of 2025, and therefore did not have a full year of comparative year-to-date depreciation expense. The increase was also driven by the more significant impact of depreciation expense allocated from corporate head office improvements.

Commercial Segment

Depreciation and amortization expense in the commercial segment increased by $4,545, or 0.9%, during the six months ended June 30, 2026, to $534,061, as compared to $529,516 during the same period in Fiscal 2025. There was no material impact from the impact of allocated corporate depreciation expense or from assets capitalized or reaching maturity in each comparative period, and as such, no discussion point.

Other Income (Expense)

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$494,707	$599,856	$(105,149)	(17.5)%
% of consolidated sales	0.3%	0.6%

Consumer	$257,645	$157,007	$100,638	64.1%
% of consumer sales	0.2%	0.2%

Commercial	$237,062	$442,849	$(205,787)	(46.5)%
% of commercial sales	0.8%	1.9%

Consolidated

Other income decreased by $105,149, or 17.5%, during the six months ended June 30, 2026, to $494,707, as compared to $599,856 during the same period in Fiscal 2025.

Consumer Segment

Other income in the consumer segment increased by $100,638, or 64.1%, during the six months ended June 30, 2026, to $257,645, as compared to $157,007 during the same period in Fiscal 2025. The change was primarily attributed to the proportional share of dividend and interest income. In the third quarter of Fiscal 2025, the Company began aggregating excess cash at the corporate level. Excess cash balances are now aggregated at the corporate level to optimize earnings, rather than being held at the segment level. During the Fiscal 2026 period, lower working capital cash requirements and higher excess cash balances resulted in increased consolidated cash returns despite lower earned interest rates. In allocation, this compared favorably to the Fiscal 2025 period, which included an employee retention credit. The impact of dividend and interest income is referenced below.

Dividend income comprised $90,810 and $8,883 of other income during the six months ended June 30, 2026 and 2025, respectively. Interest income comprised $166,431 and $51,038 of other income during the six months ended June 30, 2026 and 2025, respectively.

Commercial Segment

Other income in the commercial segment decreased by $205,787, or 46.5%, during the six months ended June 30, 2026, to $237,062, as compared to $442,849 during the same period in Fiscal 2025. The change was primarily attributed to the proportional share of dividend and interest income. In the third quarter of Fiscal 2025, the Company began aggregating excess cash at the corporate level. Excess cash balances are now aggregated at the corporate level to optimize earnings, rather than being held at the segment level.

Excess cash balances are now aggregated at the corporate level to optimize earnings, rather than being held at the segment level. During the Fiscal 2026 period, lower working capital cash usage and higher excess cash balances increased cash returns despite lower earned interest rates. However, the allocated impact was unfavorable compared to the Fiscal 2025 period, when excess cash balances were aggregated at the segment level. The impact of dividend and interest income is referenced below.

Dividend income comprised $103,976 and $129,567 of other income during the six months ended June 30, 2026 and 2025, respectively. Interest income comprised $111,846 and $274,758 of other income during the six months ended June 30, 2026 and 2025, respectively.

Interest Expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$(157,419)	$(212,549)	$55,130	(25.9)%
% of consolidated sales	(0.1)%	(0.2)%

Consumer	$(76,712)	$(108,040)	$31,328	(29.0)%
% of consumer sales	(0.1)%	(0.1)%

Commercial	$(80,707)	$(104,509)	$23,802	(22.8)%
% of commercial sales	(0.3)%	(0.5)%

Consolidated

Interest expense decreased by $55,130, or 25.9%, during the six months ended June 30, 2026, to $157,419, as compared to $212,549 during the same period in Fiscal 2025.

Consumer Segment

Interest expense in the consumer segment decreased by $31,328, or 29.0%, during the six months ended June 30, 2026, to $76,712, as compared to $108,040 during the same period in Fiscal 2025. The change was attributed to debt amortization and allocated interest expense from corporate debt that matured in the fourth quarter of the Fiscal 2025 period, along with segment debt that matured in the third quarter of the Fiscal 2025 period, resulting in less interest expense in the Fiscal 2026 period.

Commercial Segment

Interest expense in the commercial segment decreased by $23,802, or 22.8%, during the six months ended June 30, 2026, to $80,707, as compared to $104,509 during the same period in Fiscal 2025. The change was attributed to debt amortization and allocated interest expense from corporate debt that matured in the Fiscal 2025 period, resulting in less interest expense in the second quarter of Fiscal 2026.

Income Tax (Expense) Benefit

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$(3,636,486)	$(1,515,427)	$(2,121,059)	140.0%
% of consolidated sales	(2.3)%	(1.5)%

Consumer	$(1,644,262)	$(205,822)	$(1,438,440)	698.9%
% of consumer sales	(1.3)%	(0.3)%

Commercial	$(1,992,224)	$(1,309,605)	$(682,619)	52.1%
% of commercial sales	(7.0)%	(5.6)%

NM – Not Meaningful

Consolidated

Income tax expense increased by $2,121,059, or 140.0%, during the six months ended June 30, 2026, to $3,636,486, as compared to $1,515,427 during the same period in Fiscal 2025. Currently, the Company has a deferred tax liability reflecting a future obligation to pay taxes. The Company is subject to a federal tax rate of approximately 21.0% on net income, in addition to state and local taxes. The effective income tax rate was 21.8% and 22.4% for the six months ended June 30, 2026 and 2025, respectively. Differences between our effective income tax rate and the U.S. federal statutory rate are the result of state taxes and non-deductible expenses, as was the case for the Company for the decrease for the six months ended June 30, 2026, and 2025.

Net Income

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$13,013,919	$5,245,746	$7,768,173	148.1%
% of consolidated sales	8.4%	5.1%

Consumer	$5,804,041	$712,465	$5,091,576	714.6%
% of consumer sales	4.6%	0.9%

Commercial	$7,209,878	$4,533,281	$2,676,597	59.0%
% of commercial sales	25.2%	19.5%

NM – Not Meaningful

Consolidated

Net income increased by $7,768,173, or 148.1%, during the six months ended June 30, 2026, to $13,013,919, as compared to $5,245,746 during the same period in Fiscal 2025.

Consumer Segment

Net income increased in the consumer segment by $5,091,576, during the six months ended June 30, 2026, to net income of $5,804,041, as compared to net income of $712,465 during the same period in Fiscal 2025. Refer to the aforementioned attributes discussed within the Comparison of the Six Months Ended June 30, 2026 and 2025 for further details.

Commercial Segment

Net income increased in the commercial segment by $2,676,597, or 59.0%, during the six months ended June 30, 2026, to $7,209,878, as compared to $4,533,281 during the same period in Fiscal 2025. Refer to the aforementioned attributes discussed within the Comparison of the Six Months Ended June 30, 2026 and 2025 for further details.

Earnings Per Share

The following table depicts the Company’s earnings per share:

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

Consolidated	$0.50	$0.20	$0.30	150.0%

Consolidated

Basic and diluted earnings per share attributable to holders of our Common Stock increased by $0.30, or 150.0%, during the six months ended June 30, 2026, to $0.50, as compared to $0.20 during the same period in Fiscal 2025.

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

These non-U.S. GAAP financial measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with U.S. GAAP. Each of these non-U.S. GAAP financial measures is not calculated in the same manner by all companies and, accordingly, may not be an appropriate measure for comparing performance among different companies. The Company also presents certain non-U.S. GAAP financial measures and its nearest financial measure utilizing U.S. GAAP for the trailing four quarters period ended June 30, 2026. Management considers the trailing four quarters period ended June 30, 2026, to be helpful in understanding historical financial results, trends, the calculation of leverage ratios, and free cash flow. The non-U.S. GAAP and U.S. GAAP financial measures for the trailing four quarters period ended June 30, 2026, are compared against the most recent fiscal period ended December 31, 2025, which is the nearest twelve-month reporting period under U.S. GAAP. These financial measure comparisons, along with comparisons utilizing three- and six-month periods for non-U.S. GAAP and its nearest financial measure utilizing U.S. GAAP may differ materially from those reported for the fiscal period ended December 31, 2025.

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

The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to the most comparable U.S. GAAP financial measure for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net income	$1,513,743	$2,660,443	$4,174,186	$643,371	$2,109,028	$2,752,399
Addition (deduction):
Depreciation and amortization	234,065	263,198	497,263	195,604	264,807	460,411
Other income	(164,464)	(159,899)	(324,363)	(156,158)	(238,093)	(394,251)
Interest expense	38,327	40,320	78,647	53,993	52,235	106,228
Income tax expense	449,106	724,880	1,173,986	185,749	605,320	791,069

	$2,070,777	$3,528,942	$5,599,719	$922,559	$2,793,297	$3,715,856

Adjusted EBITDAR Reconciliation:
Adjusted EBITDA	$2,070,777	$3,528,942	$5,599,719	$922,559	$2,793,297	$3,715,856
Addition:
Rent expense (1)	304,481	467,134	771,615	281,099	324,454	605,553

	$2,375,258	$3,996,076	$6,371,334	$1,203,658	$3,117,751	$4,321,409
(1)	The table below depicts the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable U.S. GAAP financial measure for the three months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Total lease costs, per ASC 842	$371,583	$625,636	$997,219	$339,308	$512,519	$851,827
Less: variable lease cost	(65,536)	(151,371)	(216,907)	(58,209)	(156,874)	(215,083)
Less: short-term lease cost	(1,566)	(7,131)	(8,697)	—	(31,191)	(31,191)

	$304,481	$467,134	$771,615	$281,099	$324,454	$605,553

The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to the most comparable U.S. GAAP financial measure for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated
Adjusted EBITDA Reconciliation:
Net income	$5,804,041	$7,209,878	$13,013,919	$712,465	$4,533,281	$5,245,746
Addition (deduction):
Depreciation and amortization	449,165	534,061	983,226	376,236	529,516	905,752
Other income	(257,645)	(237,062)	(494,707)	(157,007)	(442,849)	(599,856)
Interest expense	76,712	80,707	157,419	108,040	104,509	212,549
Income tax expense	1,644,262	1,992,224	3,636,486	205,822	1,309,605	1,515,427

	$7,716,535	$9,579,808	$17,296,343	$1,245,556	$6,034,062	$7,279,618

Adjusted EBITDAR Reconciliation:
Adjusted EBITDA	$7,716,535	$9,579,808	$17,296,343	$1,245,556	$6,034,062	$7,279,618
Addition:
Rent expense (1)	603,000	934,772	1,537,772	544,164	663,882	1,208,046

	$8,319,535	$10,514,580	$18,834,115	$1,789,720	$6,697,944	$8,487,664
(1)	The table below depicts the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable U.S. GAAP financial measure for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026			2025
	Consumer	Commercial	Consolidated	Consumer	Commercial	Consolidated

Total lease costs, per ASC 842	$734,669	$1,337,495	$2,072,164	$693,031	$1,037,132	$1,730,163
Less: variable lease cost	(128,332)	(306,006)	(434,338)	(117,868)	(302,796)	(420,664)
Less: short-term lease cost	(3,337)	(96,717)	(100,054)	(30,999)	(70,454)	(101,453)

	$603,000	$934,772	$1,537,772	$544,164	$663,882	$1,208,046

The following table reconciles Adjusted EBITDA and Adjusted EBITDAR to the most comparable U.S. GAAP financial measure for the trailing four quarters ended June 30, 2026:

	Three Months Ended				Trailing Four Quarters Ended	Year Ended
	September 30,	December 31,	March 31,	June 30,	June 30,	December 31,
	2025	2025	2026	2026	2026	2025
Adjusted EBITDA Reconciliation:
Net income	$3,356,920	$5,994,312	$8,839,733	$4,174,186	$22,365,151	$14,596,978
Addition (deduction):
Depreciation and amortization	472,524	488,313	485,963	497,263	1,944,063	1,866,589
Other income	(233,642)	(187,431)	(170,344)	(324,363)	(915,780)	(1,020,929)
Interest expense	105,757	88,336	78,772	78,647	351,512	406,642
Income tax expense	972,493	1,638,320	2,462,500	1,173,986	6,247,299	4,126,240

	$4,674,052	$8,021,850	$11,696,624	$5,599,719	$29,992,245	$19,975,520

Adjusted EBITDAR Reconciliation:
Adjusted EBITDA	$4,674,052	$8,021,850	$11,696,624	$5,599,719	$29,992,245	$19,975,520
Addition:
Rent expense (1)	630,586	727,648	766,157	771,615	2,896,006	2,566,280

	$5,304,638	$8,749,498	$12,462,781	$6,371,334	$32,888,251	$22,541,800
(1)	The table below depicts the calculation of rent expense and reconciles rent expense to total lease cost, per ASC 842, the most directly comparable U.S. GAAP financial measure for the trailing four quarters ended June 30, 2026 and for the year ended December 31, 2025:

	Three Months Ended				Trailing Four Quarters Ended	Year Ended
	September 30,	December 31,	March 31,	June 30,	June 30,	December 31,
	2025	2025	2026	2026	2026	2025
Total lease costs, per ASC 842	$771,724	$967,416	$1,074,945	$997,219	$3,811,304	$3,469,303
Less: variable lease cost	(103,682)	(196,266)	(217,431)	(216,907)	(734,286)	(720,612)
Less: short-term lease cost	(37,456)	(43,502)	(91,357)	(8,697)	(181,012)	(182,411)

	$630,586	$727,648	$766,157	$771,615	$2,896,006	$2,566,280

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

The following table reconciles components of the Debt to Adjusted EBITDA Leverage Ratio and Net Debt to Adjusted EBITDA Leverage Ratio for the trailing four quarters ended June 30, 2026 and for the year ended December 31, 2025:

		June 30,		December 31,
		2026		2025

Debt Obligations	(a)	$9,668,723		$9,924,635
Total Cash		(43,441,856)		(18,154,849)

Net Debt Obligations	(b)	$(33,773,133)		$(8,230,214)

Net income (1)	(c)	$22,365,151		$14,596,978
Adjusted EBITDA (1)	(d)	$29,992,245		$19,975,520

Leverage Ratios
Debt to Net Income Leverage: (a) divided by (c)		0.43	x	0.68	x

Debt to Adjusted EBITDA Leverage: (a) divided by (d)		0.32	x	0.50	x
Net Debt to Adjusted EBITDA Leverage: (b) divided by (d)		(1.13)	x	(0.41)	x
(1)	The presentation of net income and Adjusted EBITDA for June 30, 2026, represents the total amount of net income and Adjusted EBITDA for the trailing four quarters ended June 30, 2026.

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

The following table reconciles components of the Adjusted Debt to Adjusted EBITDAR Leverage Ratio and Adjusted Net Debt to Adjusted EBITDAR Leverage Ratio for the trailing four quarters ended June 30, 2026 and for the year ended December 31, 2025:

		June 30,		December 31,
		2026		2025

Debt Obligations		$9,668,723		$9,924,635
Operating lease liabilities		9,729,535		9,933,862

Adjusted Debt Obligations	(a)	$19,398,258		$19,858,497
Total Cash		(43,441,856)		(18,154,849)

Adjusted Net Debt Obligations	(b)	$(24,043,598)		$1,703,648

Net income (1)	(c)	$22,365,151		$14,596,978
Adjusted EBITDAR (1)	(d)	$32,888,251		$22,541,800

Adjusted Leverage Ratios
Adjusted Debt to Net Income Leverage: (a) divided by (c)		0.87	x	1.36	x

Adjusted Debt to Adjusted EBITDAR Leverage: (a) divided by (d)		0.59	x	0.88	x
Adjusted Net Debt to Adjusted EBITDAR Leverage: (b) divided by (d)		(0.73)	x	0.08	x
(1)	The presentation of net income and Adjusted EBITDAR for June 30, 2026, represents the total amount of net income and Adjusted EBITDAR for the trailing four quarters ended June 30, 2026.

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

The following table reconciles Net Cash to its comparable U.S. GAAP financial measures:

	June 30,	December 31,
	2026	2025

Total Cash	$43,441,856	$18,154,849
Less: Debt Obligations	(9,668,723)	(9,924,635)

	$33,773,133	$8,230,214

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

The following table reconciles Free Cash Flow to the comparable U.S. GAAP financial measures for the three months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,
	2026	2025

Operating Cash Flow	$5,917,163	$2,591,537
Capital Expenditures	(962,782)	(497,172)

	$4,954,381	$2,094,365

The following table reconciles Free Cash Flow to the comparable U.S. GAAP financial measures for the six months ended June 30, 2026:

	Six Months Ended June 30,
	2026	2025

Operating Cash Flow	$27,073,602	$3,722,594
Capital Expenditures	(1,530,683)	(882,159)

	$25,542,919	$2,840,435

The following table reconciles Free Cash Flow to the comparable U.S. GAAP financial measures for the trailing four quarters ended June 30, 2026 and for the year ended December 31, 2025:

	Three Months Ended				Trailing Four Quarters Ended	Year Ended
	September 30,	December 31,	March 31,	June 30,	June 30,	December 31,
	2025	2025	2026	2026	2026	2025

Operating Cash Flow	$2,403,744	$(3,545,544)	$21,156,439	$5,917,163	$25,931,802	$2,580,794
Capital Expenditures	(205,963)	(163,024)	(567,901)	(962,782)	(1,899,670)	(1,149,884)

	$2,197,781	$(3,708,568)	$20,588,538	$4,954,381	$24,032,132	$1,430,910

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

Consolidated

The following table reconciles the components of the Company’s Inventory Turnover for the trailing four quarters ended June 30, 2026 and for the year ended December 31, 2025:

		Three Months Ended				Trailing Four Quarters Ended		Year Ended
		September 30,	December 31,	March 31,	June 30,	June 30,		December 31,
		2025	2025	2026	2026	2026		2025

Cost of goods sold	(a)	$44,321,480	$63,998,172	$77,760,473	$43,396,809	$229,476,934		$187,096,369
Less: shipping and handling costs	(b)	(1,000,737)	(1,023,888)	(732,614)	(912,393)	(3,669,632)		(3,973,033)

	(c)	$43,320,743	$62,974,284	$77,027,859	$42,484,416	$225,807,302		$183,123,336

Beginning inventory	(d)					$27,381,184		$25,705,524
Ending inventory	(e)					29,821,724		35,065,965

Average Inventory: (d) plus (e) divided by 2	(f)					$28,601,454		$30,385,745

Inventory Turnover Ratio
Inventory Turnover: (c) divided by (f)						7.89	x	6.03	x

Consumer Segment

The following table reconciles the components of the consumer segment’s Inventory Turnover for the trailing four quarters ended June 30, 2026 and for the year ended December 31, 2025:

		Three Months Ended				Trailing Four Quarters Ended		Year Ended
		September 30,	December 31,	March 31,	June 30,	June 30,		December 31,
		2025	2025	2026	2026	2026		2025

Cost of goods sold	(a)	$39,866,966	$58,850,849	$72,092,888	$39,204,853	$210,015,556		$169,793,289
Less: shipping and handling costs	(b)	(12,819)	(24,889)	(41,214)	(5,900)	(84,822)		(68,309)

	(c)	$39,854,147	$58,825,960	$72,051,674	$39,198,953	$209,930,734		$169,724,980

Beginning inventory	(d)					$25,221,844		$23,973,333
Ending inventory	(e)					27,483,645		32,814,426

Average Inventory: (d) plus (e) divided by 2	(f)					$26,352,745		$28,393,880

Inventory Turnover Ratio
Inventory Turnover: (c) divided by (f)						7.97	x	5.98	x

Commercial Segment

The following table reconciles the components of the commercial segment’s Inventory Turnover for the trailing four quarters ended June 30, 2026 and for the year ended December 31, 2025

		Three Months Ended				Trailing Four Quarters Ended		Year Ended
		September 30,	December 31,	March 31,	June 30,	June 30,		December 31,
		2025	2025	2026	2026	2026		2025

Cost of goods sold	(a)	$4,454,514	$5,147,323	$5,667,585	$4,191,956	$19,461,378		$17,303,080
Less: shipping and handling costs	(b)	(987,918)	(998,999)	(691,400)	(906,493)	(3,584,810)		(3,904,724)

	(c)	$3,466,596	$4,148,324	$4,976,185	$3,285,463	$15,876,568		$13,398,356

Beginning inventory	(d)					$2,159,340		$1,732,191
Ending inventory	(e)					2,338,079		2,251,539

Average Inventory: (d) plus (e) divided by 2	(f)					$2,248,710		$1,991,865

Inventory Turnover Ratio
Inventory Turnover: (c) divided by (f)						7.06	x	6.73	x

Liquidity and Capital Resources

The following table summarizes the Company’s condensed consolidated statement of cash flows:

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Net cash provided by (used in):
Operating activities	$27,073,602	$3,722,594	$23,351,008	627.3%
Investing activities	(1,530,683)	(879,509)	(651,174)	74.0%
Financing activities	(255,912)	(600,219)	344,307	(57.4)%

Net increase in cash and cash equivalents	$25,287,007	$2,242,866	$23,044,141	1027.4%

Operating Activities

Cash flows provided by operations increased by $23,351,008, or 627.3%, during the six months ended June 30, 2026, to $27,073,602, as compared to $3,722,594 during the same period in Fiscal 2025. The increase in cash provided by operations was primarily attributed to an increase in net income, certain non-cash adjustments to reconcile net income to operating cash flow (as detailed in the condensed consolidated statements of cash flows), and the following significant net changes in cash associated with operating assets and liabilities:

●	Accounts receivable: a $8,756,519 net decrease primarily attributed to the conversion of accounts receivable to cash in relation to a refining customer within our consumer segment that occurred in Fiscal 2026.
●	Inventories: a $6,919,901 net decrease primarily attributed to a reduction in inventory within our consumer segment that occurred in Fiscal 2026.
●	Prepaid expenses: a $578,239 net decrease primarily attributed to amortization, along with a reduction in prepaid freight associated with open ITAD lot settlements within our commercial segment during Fiscal 2026.
●	Other assets: a $72,812 net increase primarily attributed to an earnest money deposit that occurred in Fiscal 2026.

●	Accounts payable: a $1,660,804 net decrease primarily attributed to a greater reduction in accounts payable within the normal course of operations within the consumer segment in Fiscal 2026.
●	Accrued expenses: a $3,464,296 net increase primarily attributed to our income tax accruals at the corporate level in Fiscal 2026.
●	Operating leases: a $138,222 net increase primarily attributed to entering into a new lease within the consumer segment in Fiscal 2026 and a lease extension that occurred within our commercial segment in the third quarter of Fiscal 2025.
●	Other liabilities: a $2,726,944 net decrease primarily attributed to a significant reduction in gift card balances in the normal course of operations.

A substantial portion of the increase in cash flows provided by operations reflects the conversion of working capital during the period, principally the collection of accounts receivable from a refining customer outstanding at December 31, 2025, and the reduction of consumer segment inventories. The Company does not expect working capital conversion of a similar magnitude to recur in future periods.

Investing Activities

Cash flows (used in) investing activities increased by $651,174, or 74.0%, during the six months ended June 30, 2026, to $1,530,683, as compared to $879,509 during the same period in Fiscal 2025. The increase in cash (used in) investing activities during the six months ended June 30, 2026, was primarily attributed to maintenance-related capital improvements to our corporate head office and the build-out of a new store within our consumer segment.

Financing Activities

Cash flows (used in) financing activities decreased by $344,307, or 57.4%, during the six months ended June 30, 2026, to $255,912, as compared to $600,219 during the same period in Fiscal 2025. The decrease in cash (used in) financing activities during the six months ended June 30, 2026, was primarily attributed to debt repayments, which were less in Fiscal 2026 as a result of debt maturities that occurred in the third and fourth quarters of Fiscal 2025.

Capital Resources

Although the Company has access to a line of credit, our primary source of liquidity and capital resources currently consists of cash generated from our operating activities. We do not anticipate the need to fund our operations via the line of credit and we do not have any amounts drawn as of June 30, 2026. We have historically renewed, extended, or replaced short-term debt as it matures, and management believes that we will be able to continue to do so in the near future.

Capital Expenditures

The Company continuously monitors capital deployment and primarily funds capital expenditures with cash flow from operating activities. Where appropriate, the Company may use debt financing on select capital projects. When this occurs, the Company further evaluates the project's future cash flows to ensure that the debt tenure and payback period are aligned and that the rate of return is appropriate. As of June 30, 2026, the Company had no commitments for capital expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal accounting and financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance of the foregoing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchases

The following lists the repurchases of Company shares for three and six months ended June 30, 2026:

	Total Number of
	Shares Purchased			Maximum Number
	as Part of Publicly			of Shares Yet to be
	Announced Plan	Average Price	Total Price	to be Purchased
Fiscal Period	or Program (1),(2)	Paid per Share ($) (3)	Paid	Under the Plan (1)
Balance as of January 1, 2026	961,155	$4.95	$4,757,731	138,845

January 1 - 31, 2026	—	—	—	138,845
February 1 - 28, 2026	—	—	—	138,845
March 1 - 31, 2026	—	—	—	138,845

Balance as of March 31, 2026	961,155	$4.95	$4,757,731	138,845

April 1 - 30, 2026	—	—	—	138,845
May 1 - 31, 2026	—	—	—	138,845
June 1 - 30, 2026	—	—	—	138,845

Balance as of June 30, 2026	961,155	$4.95	$4,757,731	138,845
(1)	All shares were purchased in open-market transactions through the stock repurchase program approved by the Board on March 14, 2023, for the repurchase of up to 1.0 million shares of the Common Stock. On March 27, 2025, the Board authorized the repurchase of an additional 100 thousand shares of the Common Stock, bringing the total authorization under the existing program to 1.1 million shares.
(2)	The stock repurchase program was publicly announced on May 3, 2023, and expires March 31, 2028. Repurchases under the stock repurchase plan began on May 10, 2023.
(3)	The Board authorized the Company to repurchase shares at a per-share price not to exceed $9.00, on the open market.

The following lists the repurchases of Company shares for three and six months ended June 30, 2025:

	Total Number of
	Shares Purchased			Maximum Number
	as Part of Publicly			of Shares Yet to be
	Announced Plan	Average Price	Total Price	to be Purchased
Fiscal Period	or Program (1),(2)	Paid per Share ($) (3)	Paid	Under the Plan (1)
Balance as of January 1, 2025	928,930	$4.92	$4,568,823	71,070

January 1 - 31, 2025	—	—	—	71,070
February 1 - 28, 2025	—	—	—	71,070
March 1 - 31, 2025	500	5.25	2,626	170,570

Balance as of March 31, 2025	929,430	$4.92	$4,571,449	170,570

April 1 - 30, 2025	—	—	—	170,570
May 1 - 31, 2025	—	—	—	170,570
June 1 - 30, 2025	20,163	5.89	118,700	150,407

Balance as of June 30, 2025	949,593	$4.94	$4,690,149	150,407

The timing and amount of any common stock repurchased under the program depends on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions.

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

ENVELA CORPORATION
(Registrant)

Date: August 5, 2026	/s/ JOHN G. DELUCA
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

Adjusted EBITDAR	Adjusted EBITDAR is a non-U.S. GAAP measure and equals (i) Adjusted EBITDA plus (ii) minimum fixed rent expense for properties occupied under operating leases.
Adjusted Net Debt Obligations	Adjusted Net Debt Obligations is a non-U.S. GAAP measure and represents the difference between (i) Adjusted Debt Obligations per the Balance Sheet and (ii) Total Cash.
Adjusted Net Debt to Adjusted EBITDAR Leverage Ratio	The Adjusted Net Debt to Adjusted EBITDAR Leverage Ratio is a non-U.S. GAAP measure and represents (i) Adjusted Net Debt Obligations divided by (ii) Adjusted EBITDAR.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2024-03	Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
ASU 2025-06	Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
ASU 2025-11	Interim Reporting (Topic 270): Narrow-Scope Improvements
ASU 2025-12	Codification Improvements
Average Inventory	Average inventory is the mean value of the Company’s inventory over a specific period, calculated by (i) adding the beginning inventory and ending inventory for that period and (ii) dividing by two.
Board	Board of Directors
Business Partner	A Business Partner is defined as an entity or person from whom we procure or consign assets and provide disposition or product return services to.
Capital Expenditures	Capital Expenditures represent the purchase of (i) property and equipment, and (ii) intangible assets.
CODM	Chief Operating Decision Maker
Common Stock	The Company's common stock, par value $0.01 per share
Company	Envela Corporation, a Nevada corporation, and its subsidiaries
Customers	A Customer is an individual or entity to whom we have sold assets or commodities or provided certain repair services.
Debt Obligations	Debt Obligations represents the sum of amounts outstanding under notes payable balances per the Balance Sheet.
Debt to Adjusted EBITDA Leverage Ratio	The Debt to Adjusted EBITDA Leverage Ratio is a non-U.S. GAAP measure and represents (i) Debt Obligations divided by (ii) Adjusted EBITDA.
Debt to Net Income Leverage Ratio	The Debt to Net Income Leverage Ratio represents the leverage ratio of the Company utilizing the following U.S. GAAP measures: (i) Debt Obligations divided by (ii) Net Income.
Envela	Envela Corporation, a Nevada corporation, and its subsidiaries
Exchange Act	Securities Exchange Act of 1934
Financial Statements	The Related Condensed Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows

Fiscal 2025	Fiscal year ended December 31, 2025
Form 10-K	Form 10-K for the fiscal year ended December 31, 2025
Form 10-Q	Form 10Q for the three and six months ended June 30, 2026
Free Cash Flow	Free Cash Flow is a non-U.S. GAAP measure and represents the difference between the Company’s (i) Operating Cash Flow and (ii) Capital Expenditures.
FSB	Farmer's State Bank of Oakley, Kansas
Inventory Turnover Ratio	The Inventory Turnover Ratio represents the (i) cost of goods sold less shipping and handling costs divided by (ii) Average Inventory.
IT	Information Technology
ITAD	Information Technology Asset Disposition
Net Cash	Net Cash is the difference between (i) cash and cash equivalents and (ii) the sum of debt obligations
Net Debt Obligations	Net Debt Obligations is a non-U.S. GAAP measure and represents the difference between (i) Debt Obligations per the Balance Sheet and (ii) Total Cash.
Net Debt to Adjusted EBITDA Leverage Ratio	The Net Debt to Adjusted EBITDA Leverage Ratio is a non-U.S. GAAP measure that represents (i) Net Debt Obligations divided by (ii) Adjusted EBITDA.
NM	Not Meaningful
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act
Operating Cash Flow	Operating Cash Flow measures the amount of cash generated from normal business operations during a specific period and is referred to as net cash provided by operations in the Statement of Cash Flows.
Rent Expense	Minimum fixed rent expense for properties occupied under operating leases
Scottsdale Transaction	September 12, 2024 purchase agreement relating to the acquisition of the assets of a bespoke fabricator of jewelry in Scottsdale, Arizona
SEC	U.S. Securities and Exchange Commission
SOW	Scope of Work
TBT	Texas Bank and Trust
Total Cash	Total Cash represents cash and cash equivalents per the Balance Sheet.
Trailing Four Quarters	The Trailing Four Quarters ended period is defined as the cumulative total amount of the most recent four consecutive fiscal quarters of financial results for the respective reported balance.
U.S.	United States of America
U.S. Dollar	$
U.S. GAAP	United States Generally Accepted Accounting Principles